Form 10-K
period 1996-03-31
NEVADA GOLD & CASINOS INC
filed 1996-07-03
CIK 277058

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year Ended
                        March 31, 1996                   0-8927

                       NEVADA GOLD & CASINOS, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                           88-0142032
(State or other jurisdiction                             (IRS Employer
     of incorporation)                               Identification Number)


   3040 Post Oak Blvd., Suite 675, Houston, Texas              77056
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.04 Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. (1) Yes  X   No ___   (2) Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of Common Stock held by non-affiliates of the Registrant at March 31, 1996, based upon the last reported sales price of the NASDAQ Bulletin Board, was $42,264,605.

Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held in October 1996 (are incorporated in) Part III of this Form 10-K.

At March 31,1996, 24,292,114 shares of common stock outstanding.

Documents incorporated by reference:   NONE

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Nevada Gold & Casinos, Inc. (the Company) was originally formed in 1977 under the name Pacific Gold & Uranium Corporation for the principal purpose of operating and managing mining activities primarily in the western United States. During 1993, in connection with the acquisition of a controlling interest in the Company by affiliates of the Company's current management, the Company's primary focus was redirected toward the development of gaming and real estate properties in Colorado. The Company's current business activities are described below:

Gaming and Real Estate Development

         In 1990, the State of Colorado amended its constitution to permit "limited stakes gaming" in the cities of Cripple Creek, Central City and Black Hawk, each of which was considered an old mining town of historical significance. As a result, property values in these communities have increased substantially, particularly in the limited areas that have been zoned for gaming. During the fall of 1993, the Company commenced negotiations to acquire certain properties located in and around the City of Black Hawk (the "Colorado Properties") by granting a 75 percent ownership interest in the Company to the previous owners of these properties. The acquisition of the Colorado Properties was accomplished in two stages. During 1994 and 1995, the Company acquired all of Clay County Holding's 60 percent undivided interest in the Colorado Properties. In exchange for its undivided interest, Clay County Holdings was granted 9,500,000 and 804,303 shares of the authorized but unissued shares of the Company on December 6, 1993 and August 1, 1994, respectively. This transaction (the "Clay County Acquisition") gave Clay County Holdings a controlling interest in the Company. The acquired undivided interest was recorded by the Company based upon the fair market value of the interest as determined by an independent third party appraisal. To complete the second stage of this transaction, on August 1, 1994 the Company acquired the remaining 40 percent undivided interest in the Colorado Properties from an unrelated third party. In exchange for its undivided interest, the seller was granted 5,809,000 shares of the Company's authorized but unissued common stock. This remaining undivided interest was recorded by the Company based upon the fair market value of the interest as determined by an independent third party appraisal. On January 19, 1996, the Company issued an additional 150,000 shares of stock to Clay County Holdings associated with the Clay County Acquisition. This additional issuance was due to an understatement in the original number of shares outstanding at the time of the acquisition. The Colorado Properties include four lots which have been zoned by the State of Colorado for gaming purposes. Options on adjacent gaming lots were purchased during 1995 for cash. The options on these lots were assigned, and exercised as a part of the operating agreement with Caesars World Inc. The Company's management believes that the acquired gaming lots which are located at the entrance of the Black Hawk/Central City gaming area, are uniquely situated to take advantage of the traffic flow coming into the area.

         The principal focus of management during 1996, was the negotiation of and signing of the agreement concerning the hotel/casino project. Additionally, management spent a substantial portion of their time raising capital necessary to fund the ongoing operations of the Company as

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

Gaming and Real Estate Development

well as provide for the capital required as a participant in the project. As a result of management's negotiations, an operating agreement was signed, effective February 26, 1996, with a wholly owned subsidiary of Caesar World Inc. ("Caesars") creating Caesars Black Hawk, LLC. ("Caesars Black Hawk"), (a Colorado limited liability company). The Company will hold it's interest in Caesars Black Hawk through a wholly owned subsidiary. The Company is required to make an initial capital contribution of land, valued under the agreement at $4.9 million. The land to be transferred includes lots 5,6,7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado, as well as options to acquire the land referred to as the "Weaver Parcel" and the "Woodall Parcel". The land will be transferred to Caesars subject to any encumbrances and Caesars will satisfy such encumbrances up to $250,000 above which amount the capital account of the Company will be adjusted. Additionally, the Company is required to make an additional contribution of cash into the project amounting to $3 million within 120 days of the execution and delivery of the agreement, or by July 5, 1996. It is uncertain at this time as to the outcome of this contribution, however management is currently in negotiations to extend the date of the required capital contribution, and feels confident it will meet its objectives. There can be no assurance that either the extension will be obtained or that such additional capital contribution will be made before the applicable dead line. Upon completion of the initial capital contributions, the Company will own 22 percent of Caesars Black Hawk. Additionally, the Company has the right to purchase up to $6.4 million of the remaining interest in Caesars Black Hawk by no later than September 30, 1996. Upon exercise of this right, the Company's interest in Caesars Black Hawk increases to 40 percent. The remaining interest in Caesars Black Hawk is owned by Caesars. Under the terms of the agreement, Caesars will prepare a Development Plan for the project and will receive a development fee equal to two percent of the total capital budget for the project. Such development fee is the liability of Caesars Black Hawk and will be paid on a monthly basis over the term of the development period of the project. The current budget for the project is $94 million and the anticipated development fee to be paid to Caesars World Inc., is $1,880,000 over the 12 month development period. The management of the hotel/casino project will be conducted pursuant to a Management Agreement with Caesars. Under the terms of the Management Agreement, Caesars will manage the project over a thirty year term, with the right to renew for two consecutive ten year terms. Caesars will be paid a base management fee equal to 5 percent of gross revenues generated by the project and an incentive management fee equal to 10 percent of the operating profit of the project before interest, income taxes, depreciation and amortization but excluding one-half of the base management fee, all as determined in accordance with generally accepted accounting principles. Generally, the agreement calls for Caesars to contribute up to $28 million in equity and arrange for the debt financing of the project.

         On May 19, 1995, the Company transferred real estate to Gold Mountain Development, LLC, an entity in which the Company had a forty percent interest. Real estate, having a cost basis of $867,283, mortgages payable and certain other assets were transferred to Gold Mountain Development, LLC. The Company received a note receivable from Gold Mountain in the amount of $919,248 which bears interest at the rate of fourteen percent per annum and matures on March 31, 1997. The Company was required to assume debt totaling $115,384. On

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

         September 1, 1995, the Company acquired the remaining 60% interest in Gold Mountain Development, LLC, making it a wholly owned subsidiary. The former members received a portion of the land owned subject to the underlying mortgages and a note in the amount of $150,000, which had a balance of $38,971 as of March 31, 1996. All intercompany balances, have been eliminated in preparing the Company's financial statements as of March 31, 1996.

Mining Interests

         The Company has had joint-venture agreements with such mining companies as Hanna Mining, Noranda Exploration Inc., Southern Pacific Land Co., Santa Fe Minerals, AMAX Exploration Inc., and Dexter Gold Mines Inc. among others. The Company was party to an agreement with Cameco U.S., Inc. which, at its inception on May 1, 1991, was with Noranda Exploration, Inc. The most recent agreement with Cameco was terminated effective March 31, 1996. The agreement called for monthly payments to the Company of $5,000.00 per month. The agreement also provided for the Company to receive a production royalty, amounting to five percent of all the net smelter returns for products shipped out of the mining claims; however, there is no production from the claims, as of March 31, 1996. Management is currently in negotiations with other prominent mining companies to further extend the exploration of the mining property and believes that it will be able to enter into a Lease Agreement which will be sufficient to recover the Cost Basis of the mining interests.

         As of March 31, 1995, the Company entered into an agreement to purchase 100% of the outstanding common stock of Sunrise Land and Minerals, Inc. The seller financed the entire purchase price of the acquisition through a non-recourse note. The Company at the option of the holder, extended the note through March 31, 1997, and accrued interest was paid in the form of the company's stock.

Letter of Intent

         As of March 2, 1996, the Company entered into a Letter of Intent with Applied Voice Technologies to jointly develop voice activated gaming technology.

BUSINESS RISK FACTORS

Need for Additional Capital

         Revenues from the Company have not been sufficient to cover the Company's operating expenses during the past several years. In addition, there have been no revenues from the Company's gaming operations to date since these are currently in the predevelopment stage. The Company received $50,000 as part of a rental agreement, and $350,000 from the disposition of property in which the company had a nominal cost basis. This cash settlement assisted in covering the operating deficit experienced by the Company, but was not sufficient to fully cover all expenses. Management does not expect significant increases in revenues from any of its operations over the next year. The Company's environmental commitments were funded partially by the completion of the debt offering in process at the prior year end, amounting to $350,000. Additionally, the Company borrowed $376,361 from a major shareholder for working capital. The Company's mining interest generated $60,000 which was used in operations.

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

         As a result of the operating losses of the Company, there was an increase in the amount of trade accounts payable outstanding at year end. The Company acquired furniture and computer equipment during the year amounting to $108,000 which was financed through two capital leases.

         The Company will continue to require substantial capital to fund the continued acquisition and development of the real estate properties and to cover the anticipated operating deficits and debt maturities during the next several years. The most significant requirement for capital is associated with the Company's interest in Caesars Black Hawk, LLC. The Company is required to make a capital contribution of $3,000,000 into Caesars Black Hawk within 120 days next after the execution and delivery of the agreement, or by July 5, 1996. It is uncertain at this time as to the outcome of this contribution, however management is currently in negotiations to extend the date of the required capital contribution, and feels confident it will meet its objectives. There can be no assurance that either the extension will be obtained or that such additional capital contribution will be made before the applicable dead line. To meet the capital requirements of the next year, the Company has offered $8,500,000 in Convertible Secured Notes which are being sold through it's investment bankers. Management expects that sufficient capital will be raised through this offering to meet the capital contribution requirements of Caesars Black Hawk and to fund the operating needs of the Company for the next 12 months. However, there is no assurance that this offering will be successful or that the proceeds from this offering will be sufficient to meet the Company's cash requirements. The short term viability of the Company is dependent upon it's ability to raise sufficient capital to meet it's cash requirements. The long term viability of the Company is dependent upon successful completion and operation of a casino hotel complex. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         In addition to funding it's operating deficit, the Company also advanced money to BSH, Inc., the firm performing the remediation of the Colorado property. The proceeds of the $350,000 debt offering were used for this purpose.

Environmental Considerations

         The casino hotel complex to be constructed by Caesars Black Hawk will be located in an area that has been designated by the United States Environmental Protection agency ("EPA") as a superfund site on the National Priorities List as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the superfund site for remediation and response costs associated with their properties and with the entire site. Caesars
Black Hawk's casino hotel complex will be located within the drainage basin of the North Clear Creek and therefore subject to potentially contaminated surface and ground water from upstream mining-related sources. Soil and ground water samples on the site indicate that several contaminants existed in concentrations exceeding drinking water standards. The Company, through an affiliate, was required to work closely with the EPA and the Colorado Department of Health in connection with developing the casino hotel complex, and an affiliate had agreed to perform environmental analyses and test and remove any and all hazardous substances located on the gaming lots. The Company paid a total of $330,459 to an affiliate to complete the remediation. No further remedial activity has been required or is expected of Caesars Black Hawk with respect to the gaming lots.

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

Governmental Regulations

         The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulations. No gaming may be conducted in Colorado unless licenses are obtained from the Colorado Limited Gaming Control Commission (the "Colorado Commission"). In addition, the State of Colorado created the Division of Gaming (the "Colorado Division") within its Department of Revenue to license, implement, regulate, and supervise the conduct of limited stakes gaming. The Director ("Colorado Director") of the Colorado Division under the supervision of the Colorado Commission, has been granted broad powers to ensure compliance with the law and regulations. The Colorado Commission, Colorado Division, Colorado Director, and the city authorities in Black Hawk that have responsibility for regulation of gaming are collectively referred to as the "Colorado Gaming Authorities."

         The laws, regulations and supervisory procedures of the Colorado Gaming Authorities seek to maintain public confidence and trust that licensed limited gaming is conducted honestly and competitively, that the rights of the creditors of licensees are protected and that gaming is free from criminal and corruptive elements. It is the stated policy of the Colorado Gaming Authorities that public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations, activities related to the operation of the licensed gaming establishments and the manufacture and distribution of gaming devices and equipment.

         The Colorado Commission is empowered to issue five types of gaming and related licenses. The Caesars Black Hawk casino to be located in Black Hawk, Colorado, requires a retail gaming license, which must be renewed each year, and the Colorado Division has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. No person or entity can have an ownership interest in more than three retail licenses, and the Company's business opportunities will be limited accordingly. Caesars Black Hawk has not yet obtained the required gaming license. There is no assurance that such license will be obtained.

         In addition to a retail gaming license for its casino, all of the casino's employees must apply for and receive a support gaming license prior to commencing employment. "Controlling Employees", which are defined as any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of any licensee, must obtain key licenses. At least 1 key license holder must be on the premises of the casino at all times. The casino pays the cost of obtaining and maintaining key licenses. All licenses are revocable, non-transferable and valid only for the particular location initially authorized.

         Any person group or related persons that acquires beneficial ownership of between 5 percent and 9 percent of the outstanding Common Stock of the Company must be required to provide additional information to the Colorado Commission and be found suitable. Any person or group of related person that acquires beneficial ownership of 10 percent or more of the outstanding common stock of the Company must apply to the Colorado Commission within 45 days after acquiring such interests and submit to investigation for suitability by the Colorado

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

Commission. Certain qualifying institutional investors, at the Colorado Commission's discretion, may acquire up to 15 percent ownership before finding if suitability is required if such investors provide certain information to the Colorado Commission regarding investment intent and other matters. In order to be found suitable, a stockholder must be a person of good moral character, honesty, integrity, and in general terms, must be free from previous criminal or unsavory conditions or similar acts. The Colorado Commission may require substantial information in connection with a suitability investigation, including personal background and financial information, source of funding information and a sworn statement that such person or entity is not holding the Common Stock for any either party and also may require fingerprints. Until a finding of suitability occurs for a stockholder who is undergoing a suitability investigation, the Company cannot pay dividends to such stockholder nor may the stockholder exercise any voting rights with respect to the Common Stock. A stockholder that is found to be unsuitable must transfer his common stock to a suitable person within 60 days after the finding of unsuitability. Otherwise, the Company may offer such person a lesser of the cash equivalent of such person's investment in the common stock or the current market price of the Common Stock as of the date of the finding of unsuitability, and the stockholder will be required to sell his Common Stock to the Company.

         The Colorado Commission has adopted comprehensive rules and regulations that require the Company to maintain adequate books and records and prescribe minimum operating, security and payoff procedures. Operating procedures include limited hours and rules of play. Rules regarding gaming, cheating and fraudulent practices have also been adopted, which the company is obligated to police and enforce. Upon request, the Company must make copies of all written gaming contracts and summaries of all oral gaming contracts to which it is a party or intends to become a party. The Company must also promptly inform the Colorado Commission of any change of its officers or directors. Further, if any employee possessing support license changes employment, is terminated or resigns, the Company must notify the Colorado Director.

         The sale of alcoholic beverages by the casino will be subject to licensing, control, and regulation by the applicable state and local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (in revocation would) have a material adverse effect on Caesars Black Hawk.

         The State of Colorado has enacted an annual gross gaming revenue tax (gross gaming revenue being defined generally as the total amount wagered minus the total amount paid out in prize) of 2 percent of the $1 million of gross gaming revenues, eight percent of the second $1 million, 15 percent of the third $1 million and 18 percent of the amounts in excess of $3 million. The Colorado Commission has also imposed an annual device fee of $100 per gaming device. The Colorado Commission may revise the gaming tax rate and device fee from time to time. The city of Black Hawk currently imposes an annual device fee of $800. In addition, the City of Black Hawk imposes liquor licensing fees, restaurant fees and parking impact fees. Caesars Black Hawk has, and in the future, may be required to pay local parking and other municipal "impact" fees based on square footage of its facilities. Significant increases in the applicable taxes or fees, or the imposition of new taxes or fees, could have a material adverse effect on

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

Caesars Black Hawk, and it is not unreasonable to expect that such taxes or fees could be increased or new taxes or fees imposed.

         The Company may not make a public offering of its securities without notifying the Colorado Commission. The notification must occur within 10 business days after the initial filing of a registration statement with the Securities and Exchange Commission ("SEC") or, if the offering will not be registered with the SEC, 10 days prior to the public use or distribution of any offering document. The notification must disclose, among other things, a description of the securities to be offered, the proposed term of the offering, its anticipated gross and net proceeds and the use of the proceeds. The notification procedures apply to this Offering and to any subsequent offerings by the Company, under certain circumstances.

         There can be no assurance that the Company will be able to comply or conduct business in accordance with applicable regulations. Furthermore, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could have a material adverse effect on the business operations of the Company.

New Industry

         Limited stakes gaming did not commence in Colorado until October 1991, accordingly, there is limited experience in Colorado from which to evaluate the likelihood of success of the Company's or Caesars Black Hawk's gaming operation in the state. Existing casino results to date may reflect the novelty of limited gaming. There can be no assurance that Caesars Black Hawk will be able to manage the casino on a profitable basis. However, the market continues to grow and is currently over $380 million in annual adjusted gross proceeds.

Access to Black Hawk

         The City of Black Hawk is located in a narrow valley in the foothills of the Colorado Rocky Mountains and is served by winding mountain roads which are generally 2 lanes and require extreme cautious driving, especially in bad weather. Congestion on the roads leading into Black Hawk is not uncommon during the peak summer season, holidays, and other times of the year and may discourage potential customers from traveling to casinos located in the City of Black Hawk.

Competition

         The gaming and casino industry is subject to intense competition, particularly in the state of Colorado. As the number of gaming establishments in Colorado have increased over the past 2 years, average revenues for some of the smaller casinos located in Colorado have declined significantly. Future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk, Caesars Black Hawk may compete for customers with casinos in other gaming jurisdictions. While Caesars Black Hawk believes its casino will be competitive advantages over the other gaming establishments in the area as a primary result of its size and location, the Company believes that national, regional, state, and

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

local competition for the gaming markets, in general, will be extremely intense during the foreseeable future, as gaming activities expand in traditional gambling legislation. Many of the Company's competitors have established positions in more locations, have greater financial resources, have more experience and expertise than the Company.

EMPLOYEES AND OTHER MATTERS

         The Company maintains a staff of 5, and 2 of those individuals perform services for the Corporation on a contractual basis with the Company.

         As of April 29, 1994, the common stock of the Company was listed on the "Bulletin Board" of NASDAQ under the symbol "NGCI."

ITEM 2.  PROPERTIES

         The Company's principal properties consist of undeveloped land located in and around Black Hawk, Colorado. Certain properties are zoned for gaming, while the other properties are intended for residential, commercial, and recreational real estate development. The Company's mining properties are located in the Goldfield Mining District, Nye and Esmeralda Counties, Nevada and Nevada County, California.

         The Company leases approximately 3,500 square feet of office space in Houston, Texas. The monthly rental is currently $2,800. The Company believe that its existing facilities are adequate to meet its current needs and to accommodate anticipated growth.

ITEM 3.  LEGAL PROCEEDINGS

             None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER'S MATTERS.

MARKET INFORMATION

         The Company's Common Stock is traded on the NASDAQ "Bulletin Board", under the symbol NGCI. There were approximately 3200 shareholders of record, as of March 31, 1996. The following table sets forth the high and low sales prices relating to the Company's common stock, with the last two fiscal years:

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

                               FISCAL YEARS ENDED

                                    MARCH 31, 1996            MARCH 31, 1995
                                    HIGH BID   LOW BID        HIGH BID   LOW BID
               First Quarter        3 3/8      1 3/8          1 7/8      1
               Second Quarter       3 1/4      2 1/2          2 1/8        1/2
               Third  Quarter       2 3/4      1 1/8          2 1/8      1 1/8
               Fourth Quarter       2 3/8      1 1/4          1 13/16    1 1/2

DIVIDENDS

         There have never been any dividends declared by the Registrant. The Registrant's losses do not currently indicate the ability to pay cash dividends, and Registrant does not indicate the intention of paying cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

         The Selected Financial Data set forth below should be read in conjunction with the accompanying financial statements and notes, thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            1996            1995            1994             1993           1992
                       -------------    ------------    ------------    -------------    -----------
Revenues               $  468,113       $   77,900      $   60,152      $    48,000      $  44,004

Net loss                 (598,752)        (434,364)       (113,203)         (32,465)        13,103

Net loss per share           (.02)            (.02)           (.02)            (.01)             0

Total assets            5,057,691        4,213,808       2,265,932           490,175       497,445


Long term debt            395,798          579,480         369,446            26,537             0

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

         The following discussions of the Company's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining thereto, appearing elsewhere in this Form 10-K. Management is of the opinion that inflation and changing prices will have little, if any, effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

         Royalty income remained constant as compared to the prior year. The royalty income represents the minimum amount payable under the Cameco Agreement. The Company received $50,000 as part of a rental agreement, and a $350,000 gain on the disposition of property in which the company had a nominal cost basis. Due to the termination

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

of the Cameco agreement and the nonrecurring nature of the other income these revenues are not expected to continue during 1997.

          General and administrative expenses increased substantially during the year ended March 31, 1996. Travel expenses increased during the year due to management's travel in connection with the signing of the agreement with Caesars, the pre-development activities of the Company in Colorado and the raising of capital. The increase in the various components of travel expense accounted for 32 percent of the total increase in general and administrative expenses for the year.

         Due to the substantial business activity in Colorado, the Company leased office space in the Denver area. The additional office lease expense accounted for 18 percent of the increase in total general and administrative expense.

          The Company also incurred a substantial increase in legal and professional fees. The increase in legal fees is mostly attributable to the indirect and general costs associated with the acquisition of capital during the year, including the $8,500,000 convertible secured note offering which was in its initial stages as of March 31, 1996, and for which substantial legal fees had been incurred. Accounting expense increased substantially during the year due to a change in auditors as well as the continued development of the system of internal controls and financial reporting. The Company also incurred costs pertaining to assistance in the preparation of various regulatory filings. The increase in accounting expenses accounted for 56 percent of the total increase in legal and professional expenses for the year ended March 31, 1996 as compared to 1995.

         The Company incurred higher salary expenses during the year due to an additional staff person and modest pay increases to employees. Contract labor included in the financial statements as salaries, increased during the year due to the need for temporary help during various times of the year. Additionally, the Company engaged the services of a consultant with experience in the casino industry. Amounts paid to this consultant are included in contract labor.

          As a result of the $350,000 debt offering outstanding during the course of the year ended March 31, 1996, the Company had a substantial percentage increase in interest expense. Additionally, the Company entered into capital lease agreements for furniture and computer equipment which has been recorded as a lease obligation, thus resulting in interest expense being incurred in connection with the lease payments.

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1995 TO 1994

         Royalty income in connection with the Cameco Agreement remained relatively constant as compared with the previous year. The amounts of royalty income during both 1995 and 1994 represent minimum royalty amounts paid under the terms of the Cameco Agreement.

         General and administrative expenses of the Company increased as compared to the previous year due to substantial increases in several expense categories. The Company utilized outside sources for the performance of some office administrative functions during 1995 that were not used during 1994. Management fees payable to Aaminex Capital Corporation, an affiliate, were incurred for the entire year during 1995 as compared to only a portion of the previous year. Additionally, the Company incurred additional expenses pertaining to maintaining a larger office and additional personnel.

         Legal and professional fees increased during 1995 because the Company obtained the services of an outside consultant to assist in the development of accounting systems and internal controls. Additionally, legal fees increased significantly due to indirect costs associated with the Company's acquisition and predevelopment activities.

LIQUIDITY AND CAPITAL RESOURCES

         For the year's ended March 31, 1996, 1995 and 1994, revenues of the Company did not cover it's operating expenses. During 1996, the Company received $50,000 as part of a rental agreement, and a $350,000 on the disposition of property in which the company had a nominal cost basis. This cash assisted in reducing the operating deficit experienced by the Company, but was not sufficient to fully cover all expenses. Additionally, there have been no revenues from the Company's gaming interests to date, since the activities are currently in the pre-development stage. Management does not expect significant increases in revenues from any of its operations over the next year. The Company's need for working capital was funded partially by the completion of the debt offering in process at the prior year end, amounting to $350,000. Additionally, the Company borrowed $376,361 from a major shareholder. The Company's mining interest generated $60,000 which was used in operations. As a result of the operating losses of the Company, there was an increase in the amount of trade accounts payable of $202,698, outstanding at year end. The Company acquired furniture and computer equipment during the year amounting to $108,000 which was financed through a capital lease.

         The Company will continue to require substantial capital to fund the continued acquisition and development of the real estate properties and to cover the anticipated operating deficits and debt maturities during the next several years. The most significant requirement for capital is associated with the Company's interest in Caesars Black Hawk, LLC. The Company is required to make a capital contribution of $3,000,000 into Caesars Black Hawk within 120 days next after the execution and delivery of this agreement, or by July 5, 1996. It is uncertain at this time as to the outcome of this contribution, however management is currently in negotiations to extend the date of the required capital contribution, and feels confident it will meet its objectives. There can be no assurance that either the extension will be obtained or that

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

such additional capital contribution will be made before the applicable dead line.

         To meet the capital requirements of the next year, the Company has offered $8,500,000 in Convertible Secured Notes which are being sold through it's investment bankers. The notes earn 10 percent interest on the first two years, during which time the note holders have an option to convert their note to the Company's common stock at a price of $2.25 or 85 percent of the average closing price of the prior 20 consecutive trading days. A 12 percent interest rate is earned for the remaining 3 years management expects that sufficient capital will be raised through this offering to meet the capital contribution requirements of Caesars Black Hawk and to fund the operating needs of the Company for the next 12 months. However, there is no assurance that this offering will be successful or that the proceeds from this offering will be sufficient to meet the Company's cash requirements. The short term viability of the Company is dependent upon it's ability to raise sufficient capital to meet it's cash requirements.

         In addition to funding it's operating deficit, the Company advanced money to BSH, Inc., the firm performing the remediation of the Colorado property. The proceeds of the $350,000 debt offering were used for this purpose.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required there under is included in this report as set forth in the "Index to Financial Statements"

INDEX TO FINANCIAL STATEMENTS

      Report of independent public accountants                    14
      Report of independent public accountants from prior years   15
      Balance sheet                                               16
      Statements of operations                                    17
      Statements of stockholders' equity                          18
      Statements of cash flows                                    19
      Notes to financial statements                               20-29

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nevada Gold & Casinos, Inc.:

We have audited the accompanying balance sheets of Nevada Gold & Casinos, Inc. (a Nevada corporation in the development stage) as of March 31, 1996, and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended and the related statements of operations and cash flows for the period from the inception of the development stage (Inception -- December 27, 1993) to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nevada Gold & Casinos, Inc. for the period from Inception through March 31, 1994. Such statements are included in the cumulative inception to March 31, 1996 totals of the statements of operations and cash flows and reflect total revenues and net loss of 10 percent and 10 percent, respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from Inception to March 31, 1994, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. as of March 31, 1996, and 1995 and the results of its operations and its cash flows for the years then ended and for the period from Inception to March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements , revenues have not been sufficient to cover the Company's operating expenses during the past several years. In addition, there have been no revenues from the Company's gaming operations to date since these activities are currently in the predevelopment stage. Management does not expect significant increases in revenues from any of its operations over the next year. The Company will require substantial additional capital to fund the continued acquisition and development of gaming and real estate properties and to cover the Company's anticipated operating deficits and debt maturities over the next several years. The Company intends to fund such capital requirements through a combination of debt and equity offerings. However, there is no assurance that these offerings will be successful or that proceeds from these offerings, if successful, will be sufficient to meet all of the Company's future cash requirements. The short term viability of the Company is dependent upon the Company's ability to raise sufficient capital to meet its cash requirements. In addition, the Company has signed a Operating Agreement with Caesars World Inc. ("Caesars") concerning the development of a casino hotel complex. However, there is no assurance that the development of a successful casino will be completed. The ownership and operation of gaming facilities are subject to extensive state and local regulations. There is no assurance that the Company will be able to comply or conduct business in accordance with applicable regulations. The long term viability of the Company is dependent upon successful completion and operation of a casino hotel complex. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP
Houston, Texas
May 24, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Nevada Gold & Casinos, Inc.:

We have audited the accompanying statements of operations, and cash flows of Nevada Gold & Casinos, Inc. (a Nevada corporation in the development stage) for the year ended March 31, 1994, and for the period from inception of the development stage to March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Nevada Gold & Casinos, Inc's. The results of operations and its cash flows for the year ended March 31, 1994, and for the period from inception to December 31, 1994, in conformity with generally accepted accounting principles.


HENSON & COMPANY
July 13, 1994 except for Note 5,
which is dated August 1, 1994
Pasadena, California

                               NEVADA GOLD & CASINOS, INC.
                                    BALANCE SHEETS
                              AS OF MARCH 31, 1996 AND 1995

                                                                                       1996                   1995
                                                                        -------------------    -------------------
 ASSETS
 CURRENT ASSETS
 Cash and equivalents                                                   $            76,371    $            89,180

 Short term investments                                                             109,789                100,000
 Receivable from broker                                                             125,000                240,433
                                                                        -------------------    -------------------
 Total current assets                                                               311,160                429,613

 Property and assets held for development                                         3,602,084              2,757,369
 Mining properties and claims                                                     1,005,812              1,005,812
 Furniture, fixtures and equipment, net                                             138,635                 21,014
                                                                        -------------------    -------------------
        TOTAL ASSETS                                                    $         5,057,691    $         4,213,808
                                                                        ===================    ===================

 LIABILITIES & STOCKHOLDERS' EQUITY
 Accounts payable and accrued liabilities                               $           538,002    $           167,154
 Short term notes payable                                                         1,606,481                724,248
 Current portion of long term debt                                                  106,313                 67,854
                                                                        -------------------    -------------------

 Total current liabilities                                                        2,250,796                959,256
                                                                        -------------------    -------------------

 LONG TERM DEBT

 Mortgages payable                                                                  202,661                333,288
 Notes payable                                                                      193,137                246,192
                                                                        --------------------   -------------------

 Total long term debt                                                               395,798                579,480
                                                                        --------------------   -------------------

        TOTAL LIABILITIES                                                         2,646,594              1,538,736
                                                                        -------------------    -------------------
 STOCKHOLDERS' EQUITY
 Common stock, $.04 par value, 30,000,000 shares authorized,
 24,292,114 and 24,027,432 shares issued and outstanding at March 31,
 1996 and 1995, respectively.                                                       971,685                961,098
 Additional paid in  capital                                                      4,881,808              4,557,618
 Accumulated deficit prior to development stage(12/27/93)                        (2,296,077)            (2,296,077)
 Accumulated deficit during development stage                                    (1,146,319)              (547,567)
                                                                        -------------------    -------------------
 Total stockholders' equity                                                       2,411,097              2,675,072
                                                                        -------------------    -------------------


        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                            $         5,057,691     $        4,213,808
                                                                        ===================     ===================

   The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR YEARS ENDED MARCH 31, 1996, 1995 AND 1994
   AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE (SINCE DECEMBER 27, 1993)



                                                                                              CUMULATIVE AMOUNTS
                                                                                              DURING DEVELOPMENT
                                                                                                 STAGE (SINCE
                                 1996                   1995                   1994               12/27/93)
                              ----------             -----------            ---------            -----------
 REVENUES
 Royalty income              $    60,000             $    55,000           $   59,000            $   174,000
 Other income                    408,113                  22,900                1,152                432,165
                             -----------             -----------           ----------            -----------
    Total revenues               468,113                  77,900               60,152                606,165

 EXPENSES
 General & administrative        394,557                 220,954               49,418                664,929
 Interest expense                129,593                   6,826               12,384                148,803
 Salaries                         63,379                  39,000               27,095                129,474
 Legal & professional fees       397,131                 159,094               58,850                615,075
 Other expenses                   82,205                  86,390               25,608                194,203
                             -----------             -----------           ----------            -----------
    Total expenses             1,066,865                 512,264              173,355              1,752,484
                             -----------             -----------           ----------            -----------

 NET LOSS                     $ (598,752)            $  (434,364)          $ (113,203)           $(1,146,319)
                              ==========             ===========           ==========            ===========

 PER SHARE INFORMATION

 Weighted average number
 of common shares and
 equivalent outstanding       24,410,365              21,369,229            6,889,062             17,556,219
                             -----------             -----------           ----------            -----------

 Net loss per common share   $      (.02)            $      (.02)          $     (.02)           $      (.07)
                              ==========             ===========           ==========            ===========


      The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                       STATEMENTS OF STOCKHOLDERS EQUITY
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                       STOCK              COMMON STOCK           ADDITIONAL      ACCUMULATED            TOTAL
                                   SUBSCRIPTIONS     SHARES         AMOUNT          PAID           DEFICIT           STOCKHOLDERS
                                                                                IN CAPITAL                             EQUITY
                                   ---------------------------------------------------------------------------------------------
Balance at 3/31/93                                   4,280,817     $171,233     $2,559,028     $(2,296,077)          $   434,184
                                   ---------------------------------------------------------------------------------------------
Stock issued for cash                                  400,000       16,000         84,000                               100,000

Stock issued for property(Note 5)                    9,500,000      380,000        703,000                             1,083,000
 December 27, 1993
Cash for stock subscriptions         295,500                                                                             295,500

Contribution of Salaries to
paid in capital by officers                                                          1,000                                 1,000

Net Loss                                                                                           (113,203)            (113,203)
                                   ---------------------------------------------------------------------------------------------
Balance at 3/31/94                   295,500         14,180,817      567,233      3,347,028      (2,409,280)            1,800,481


Stock subscriptions outstanding     (295,500)                                                                            (295,500)

Stock issued for property(Note 5)                     6,613,303      264,532        182,468                               447,000
 August 1, 1994
Stock issued for cash                                 1,170,000       46,800                                               46,800
 March 31, 1994
Stock issued for cash                                 1,177,200       47,088        541,512                               588,600
 April 15, 1994
Stock issued for cash                                   886,112       35,445        486,610                               522,055
 August 15, 1994
Net Loss                                                                                           (434,364)             (434,364)
                                   ----------------------------------------------------------------------------------------------
Balance at 3/31/95                                   24,027,432      961,098      4,557,618      (2,843,644)            2,675,072
Stock issued for cash                                     8,352          334          5,930                                 6,264
 February 7, 1996
Stock issued associated
with debt offering                                       29,460        1,178         20,917                                22,095
 March 31, 1996
Stock issued for promotional
and employee benefits                                    12,454          498         13,189                                13,687
 February 8, 1996
Stock issued for accounting expense                      22,416          897         24,834                                25,731
 February 8, 1996
Additional stock issued for                             150,000        6,000         (6,000)
property(Note 5)
 January 19, 1996
Investment banker's option expense                                                  225,000                               225,000

Interest Expense paid in stock
 March 31, 1996                                          42,000        1,680         40,320                                42,000
Net Loss                                                                                           (598,752)             (598,752)
                                   ----------------------------------------------------------------------------------------------
Balance at March 31, 1996                            24,292,114     $971,685     $4,881,808     $(3,442,396)           $2,411,097
                                   ==============================================================================================


   The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
    AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE (SINCE DECEMBER 27, 1993)

                                                                                                           CUMULATIVE AMOUNTS
                                                                                                           DURING DEVELOPMENT
                                                 1996                   1995              1994           STAGE SINCE 12/27/93
                                             ------------          ------------        ------------      ---------------------
 CASH FLOW FROM OPERATING ACTIVITIES:

 Net loss                                    $  (598,752)           $  (434,364)         $  (113,203)       $  (1,146,319)

 Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities:
      Depreciation                                14,370                  5,488                    0               19,858
 Changes in operating assets and
 liabilities:
      Receivable                                 230,644                (15,433)              (1,067)             214,144
      Accounts payable and accrued
       liabilities                               377,474                125,442               33,216              536,132
                                             -----------            -----------          -----------        -------------
 NET CASH PROVIDED BY (USED) IN OPERATING         23,736               (318,867)             (81,054)            (376,185)
 ACTIVITIES:

 CASH FLOW FROM INVESTING ACTIVITIES:
 Property and assets held for development       (410,919)              (572,841)            (235,491)          (1,219,251)
 Purchase of Furniture, fixtures and
   equipment                                     (23,736)                (5,302)                   0              (29,038)
                                             -----------            -----------          -----------        -------------
NET CASH USED IN INVESTING ACTIVITIES           (434,655)              (578,143)            (235,491)          (1,248,289)


 CASH FLOW FROM FINANCING ACTIVITIES:
  Salaries contributed by officers                     0                      0                1,000                1,000
  Common stock issued for cash, net of
    offering costs                                28,359                861,954              100,000              990,313
  Proceeds from Debt                             501,407                 52,926                                   554,333
  Payments on debt                              (131,656)               (54,293)             (39,717)            (225,666)
  Changes in short term debt                           0                 79,078                    0               79,078
  Prepaid Stock subscriptions                          0                      0              295,500              295,500
                                             -----------            -----------          -----------        -------------

 NET CASH PROVIDED BY FINANCING
 ACTIVITIES:                                     398,110                939,665              356,783            1,694,558
                                             -----------            -----------          -----------        -------------

 NET INCREASE (DECREASE) IN CASH                 (12,809)                42,655               40,238               70,084

 BEGINNING CASH BALANCE                           89,180                 46,525                6,287              141,992
                                             -----------            -----------          -----------        -------------

 ENDING CASH BALANCE                         $    76,371            $    89,180          $    46,525        $     212,076
                                             ===========            ===========          ===========        =============

SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                      $    84,149            $     6,826          $    12,384        $     103,359
                                             ===========            ===========          ===========        =============

 CASH PAID FOR TAXES                         $         0            $         0          $         0        $           0
                                             -----------            -----------          -----------        -------------

   The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1. BUSINESS

         Nevada Gold & Casinos, Inc.'s (The Company) principal business historically was mineral exploration and, development of properties indirectly, principally through investments in partnerships and joint ventures. On
December 27, 1993, control of the Company changed, and the Company began to explore the real estate development and gaming businesses in Colorado. The Company is considered to be in the development stage since December 27, 1993. In January, 1994, the Company changed its name from Pacific Gold Corporation to Nevada Gold & Casinos, Inc. While the Company is maintaining its mining business, it is anticipated that Company's growth will be in the real estate and casino business.

         The principal focus of management during 1996, was the negotiation of and signing of the agreement concerning the hotel/casino project. Additionally, management spent a substantial portion of their time raising capital necessary to fund the ongoing operations of the Company as well as provide for the capital required as a participant in the project. As a result of management's negotiations, an operating agreement was signed, effective February 26, 1996, with a wholly owned subsidiary of Caesar World Inc. ("Caesars") creating Caesars Black Hawk, LLC. ("Caesars Black Hawk"), a (Colorado limited liability company). The Company will hold it's interest in Caesars Black Hawk through a wholly owned subsidiary. The Company is required to make an initial capital contribution of land, valued under the agreement at $4.9 million. The land to be transferred includes lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado, as well as options to acquire the land referred to as the "Weaver Parcel" and the "Woodall Parcel". The land will be transferred to Caesars subject to any encumbrances and Caesars will satisfy such encumbrances up to $250,000 above which amount the capital account of the Company will be adjusted. Additionally, the Company is required to make an additional contribution of cash into the project amounting to $3 million within 120 days of the execution and delivery of the agreement, or by July 5, 1996. It is uncertain at this time as to the outcome of this contribution, however management is currently in negotiations to extend the date of the required capital contribution, and feels confident it will meet its objectives. There can be no assurance that either the extension will be obtained or that such additional capital contribution will be made before the applicable dead line. Upon completion of the initial capital contributions, the Company will own 22 percent of Caesars Black Hawk. Additionally, the Company has the right to purchase up to $6.4 million of the remaining interest in Caesars Black Hawk by no later than September 30, 1996. Upon exercise of this right, the Company's interest in Caesars Black Hawk increases to 40 percent. The remaining interest in Caesars Black Hawk is owned by Caesers. Under the terms of the agreement, Caesars will prepare a Development Plan for the project and will receive a development fee equal to two percent of the total capital budget for the project. Such development fee is the liability of Caesars Black Hawk and will be paid on a monthly basis over the term of the development period of the project. The current budget for the project is $94 million and the anticipated development fee to be paid to Caesars World Inc., is $1,880,000 over the 12 month development period. The management of the hotel/casino project will be conducted pursuant to a Management Agreement with Caesars. Under the terms of the Management Agreement, Caesars will manage the project over a thirty year term, with the right to renew for two consecutive ten year terms. Caesars will be paid a base management fee equal to 5 percent of gross revenues generated by the project and an incentive management fee equal to 10 percent of the operating profit of the project before interest, income taxes, depreciation and amortization but excluding one-half of the base management fee, all as determined in accordance with generally accepted accounting principles. Generally, the agreement calls for Caesars to contribute up to $28 million in equity and arrange for the debt financing of the project. As of March 2, 1996, the Company entered into a Letter of Intent with Applied Voice Technologies to jointly develop voice activated gaming technology.

         There have been no revenues from the Company's gaming operations to date since these are currently in the predevelopment stage. Revenues have not been sufficient to cover the Company's operating expenses during the past several years. In addition, there have been no revenues from the Company's gaming operations to date since these activities are currently in the predevelopment stage. Management does not expect significant increases in revenues from any of its operations over the next year. The Company will require substantial additional capital to fund the continued acquisition and development of gaming and real estate properties and to cover the Company's anticipated operating deficits and debt maturities over the next several years. The Company intends to fund such capital requirements through a combination of debt and equity offerings. However, there is no assurance that these offerings will be successful or that proceeds from these offerings, if successful, will be sufficient to meet all of the Company's future cash requirements. The short term viability of the Company is dependent upon the Company's ability to raise sufficient capital to meet its cash requirements. In addition, the Company has signed an operating agreement with Caesars World Inc. ("Caesars") concerning the development of a casino hotel complex. However, there is no assurance that the development of a successful casino will be completed. The ownership and operation of gaming facilities are subject to extensive state and local regulations. There is no assurance that the Company will be able to comply or conduct business in accordance with applicable regulations. The long term viability of the Company is dependent upon successful completion and operation of a casino hotel complex. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND EQUIVALENTS. Interest bearing deposits and other investments, with original maturities of three months or less, are considered cash and cash equivalents.

         MINING PROPERTIES AND CLAIMS. The Company capitalizes costs of acquiring and developing mineral claims, until such time as the properties are placed into production, at that time, costs will be amortized on a units-of-production basis. Such costs include the costs to acquire and improve the claims, including land related improvements, such as roads. The Company carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At March 31, 1996 and 1995, management believes the net realizable value of the mineral reserves is in excess of the Company's cost in the claims.

         PROPERTY HELD FOR DEVELOPMENT. Property held for development consists of undeveloped land located in and around Black Hawk, Colorado. Certain properties are zoned for gaming, and were conveyed to the project, while the other properties are intended for residential, commercial, and recreational real estate development. The Company has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

         IMPACT OF NEW ACCOUNTING STANDARDS. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of long-lived Assets and for

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

Long-Lived Assets to be Disposed of" on April 1, 1996. The impact of this adoption was not material to the Company's financial statements. The Company will adopt SFAS No. 123, "Accounting for Stock-based Compensation," during fiscal 1997 using the pro-forma disclosure method described in the pronouncement. Accordingly, adoption of the statement will not affect the Company's financial statements but will add to its footnote disclosures.

         FURNITURE, FIXTURES AND EQUIPMENT. The Company depreciates furniture, fixtures, and equipment over their estimated useful lives, ranging from 2 to 7 years, using the straight-line method. Expenditures for furniture, fixtures, and equipment are capitalized at cost. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense, and replacements and betterment's are capitalized.

         LOSS PER SHARE DATA. Loss per share is based on the weighted average number of common shares and common equivalent shares outstanding during each year. Options are considered to be common stock equivalents and are a component of weighted average shares outstanding, to the extent that such options are dilutive as calculated using the treasury stock method.

         RECLASSIFICATIONS. Certain prior-year balances have been reclassified to conform to current year presentation.

         CONSOLIDATION. These Financial Statements are consolidated for all wholly owned subsidiaries as of March 31, 1996. All significant intercompany transactions and balances have been eliminated in the financial statements.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. SHORT TERM INVESTMENTS

         On March 27, 1996, the Company purchased a certificate of deposit, which bears interest at the rate of 4.60% per annum, and matures on September 28, 1996. The certificate of deposit is pledged as collateral on a loan of same amount at the same financial institution. See Note 7.

4. RECEIVABLE FROM BROKER

         At March 31, 1996, the Company, through its investment bankers, had recorded a receivable from broker for a debt offering, in the amount of $125,000. As of such date, the Company has recorded the amount subscribed, together with the related indebtedness. See Note 7.

5. REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

         In 1990, the State of Colorado amended its constitution to permit "limited stakes gaming" in the cities of Cripple Creek, Central City and Black Hawk, each of which was considered an old mining town of historical significance. As a result, property values in these communities have increased substantially, particularly in the limited areas that have been zoned

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

for gaming. During the fall of 1993, the Company commenced negotiations to acquire certain properties located in and around the City of Black Hawk (the "Colorado Properties") by granting a 75 percent ownership interest in the Company to the previous owners of these properties. The acquisition of the Colorado Properties was accomplished in two stages. During 1994 and 1995, the Company acquired all of Clay County Holding's 60 percent undivided interest in the Colorado Properties. In exchange for its undivided interest, Clay County Holdings was granted 9,500,000 and 804,303 shares of the authorized but unissued shares of the Company on December 6, 1993 and August 1, 1994, respectively. This transaction (the "Clay County Acquisition") gave Clay County Holdings a controlling interest in the Company. The acquired undivided interest was recorded by the Company based upon the fair market value of the interest as determined by an independent third party appraisal. To complete the second stage of this transaction, on August 1, 1994 the Company acquired the remaining 40 percent undivided interest in the Colorado Properties from an unrelated third party. In exchange for its undivided interest, the seller was granted 5,809,000 shares of the Company's authorized but unissued common stock. This remaining undivided interest was recorded by the Company based upon the fair market value of the interest as determined by an independent third party appraisal. On January 19, 1996, the Company issued an additional 150,000 shares of stock to Clay County Holdings associated with the Clay County Acquisition. This additional issuance was due to an understatement in the original number of shares outstanding at the time of the acquisition. The Colorado Properties include four lots which have been zoned by the State of Colorado for gaming purposes. Options on adjacent gaming lots were purchased during 1995 for cash. The options on these lots were assigned , and exercised as a part of the operating agreement with Caesars World, Inc. The Company's management believes that the acquired gaming lots which are located at the entrance of the Black Hawk/Central City gaming area, are uniquely situated to take advantage of the traffic flow coming into the area.

    PRE-DEVELOPMENT COSTS. The Company has capitalized certain costs associated with the pre-development activities related to the Hotel/Casino property in Black Hawk, Colorado. The amounts included in pre-development costs are costs that are directly attributable to the pre-development of such project.

 6.  MINING PROPERTIES AND CLAIMS

    The Company has had joint-venture agreements with such mining companies as Hanna Mining, Noranda Exploration Inc., Southern Pacific Land Co., Santa Fe Minerals, AMAX Exploration Inc., and Dexter Gold Mines Inc. among others. The Company was party to an agreement with Cameco U.S., Inc. which, at its inception on May 1, 1991, was with Noranda Exploration, Inc. The most recent agreement with Cameco was terminated effective March 31, 1996. The agreement called for monthly payments to the Company of $5,000.00 per month. The agreement also provided for the Company to receive a production royalty, amounting to five percent of all the net smelter returns for products shipped out of the mining claims; however, there is no production from the claims, as of March 31, 1996.

    Management is currently in negotiations with other prominent mining companies to further expand the exploration of the mining property, and believes that it will be able to enter a lease agreement, which will be sufficient to recover the cost basis of the mining interest.

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

         PURCHASE OF SUNRISE LAND AND MINERALS, INC. As of March 31, 1995, the Company entered into an agreement to purchase 100% of the outstanding common stock of Sunrise Land and Minerals, Inc. The seller financed the entire purchase price of the acquisition through a non-recourse note. The Company at the option of the holder, extended the note through March 31, 1997, and accrued interest was paid in the form of the company's stock. See Note 7 concerning details of the note payable.

7.  SHORT TERM NOTES PAYABLE

The following notes will become due and payable on or before March 31, 1997:

                                                                                     MARCH 31,1996             MARCH 31, 1995
                                                                                     -------------             --------------
 Note payable to Trust, dated 3/31/95, calling for interest of 8%, principal & interest due at maturity 3/31/97.  Note is secured by
 pledge of 100% of stock in Sunrise Land & Minerals, Inc.                               $525,000                  $525,000

 Eight notes payable to individuals, in the amount of $25,000 each and three notes in the amount of $50,000. Each note bears interest at a rate of 12% per annum, and mature July 5, 1996. All notes are secured by
 gaming lots owned by the Company.                                                       350,000                         0

 Note payable to a bank, dated 3/28/95, calling for interest of 6.60%, interest paid through 5/28/96, entire principal due at maturity of
 9/28/96.  Note is secured by certificate of deposit for $100,000 (see
 footnote 3.)                                                                            100,000                   100,000

 Note payable to others, unsecured, consisting of two notes, bearing
 interest at rates to 12%, maturing on demand or prior to April 1, 1996                        0                    32,967

 Note payable, dated 9/26/95 calling for 21% interest on any portion not
 paid by 11/24/95, principal and interest due demand                                      38,971                         0

 Note payable to individual, dated 3/31/95, calling for interest of 10%, principal & interest is due on demand.  Note is secured by furniture &
 fixtures.                                                                                16,165                    16,165

 Note payable to individual, dated 12/5/95, calling for interest of 12%,
 principle & interest is due 8/10/97, secured by patented mining claims                   25,000                         0

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

7.  SHORT TERM NOTES PAYABLE (CONTINUED)


Note payable to corporation, dated 1/21/94, calling for interest of
8%, principal & interest due on demand, secured by patented mining
claim                                                                                      24,821                         0

Notes payable to affiliates consisting of Seven individual notes bearing interest at 10%, all payable on demand.
                                                                                          526,524                    50,117
                                                                                       ----------                 ---------
     Total short-term notes payable                                                    $1,606,481                 $ 724,249
                                                                                       ==========                 =========

8.  LONG TERM DEBT

MORTGAGES PAYABLE. Mortgages payable are comprised of eleven mortgage notes, all secured by real property, consisting of undeveloped land in the city of Black Hawk, Colorado, or in an adjacent area in the county of Gilpin. The mortgage terms are as follows:

                                                                                          BALANCE AS OF

                                                                          MARCH 31, 1996               MARCH 31, 1995
                                                                          --------------               --------------
Note payable, interest at 8%, payable in monthly payments of                $    5,238                      $ 22,593
$177, through December, 1998.

Note payable, interest at 8%, payable in monthly payments of                     5,238                         6,876
$177, through December, 1998.

Note payable, interest at 8%, payable in monthly payments of                    22,968                        24,821
$329, through December, 1998.

Note payable, interest at 8%, payable in monthly payments of                     8,612                        11,001
$284, through December, 1998.

Note payable, interest at 8%, payable in monthly payments of                    52,907                        66,682
$1,658, through February, 1999.

Note payable, interest at 8.5%, payable in monthly payments                          0                        52,926
of $694, through May 6, 1999.

Note payable, interest at 8%, payable in monthly payments of                    87,232                        95,036
$1,262, through December, 2003.

Note payable, interest at 8%, payable in monthly payments of                    13,106                        14,164
$188, through December, 2003

Note payable, interest at 8.5%, payable in monthly payments                     39,395                        42,499
of $575, through December, 2003.

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

8.  LONG TERM DEBT (CONTINUED)

                                                                                            Balance as of
                                                                       --------------------------------------------------
                                                                        March 31, 1996                 March 31, 1995
                                                                       -----------------             --------------------
 Note payable, interest at 8%, payable in semi-annual                              9,742                           10,553
 payments of $822, through February, 2004.

 Note payable, interest at 8%, payable in semi-annual
  payments of $2,575, through March, 2004.                                             0                           32,632
                                                                       -----------------                -----------------
     Total mortgages payable                                                     244,438                          379,783

    Current portion of mortgages payable                                         (41,777)                         (46,495)
                                                                       -----------------                ------------------

     Long term mortgages payable                                       $         202,661                $         333,288
                                                                       ==================               ==================

OTHER LONG TERM NOTES PAYABLE & CAPITAL LEASES


 Capital Leases for acquisition of computers & furniture, principle &
 interest payments in the amounts of $4,483 monthly, maturity 1998 & 2001
 respectively.                                                                   $         102,370           $                0

 Note payable to individual dated 7/15/94, calling for interest of 8%,
 principal & interest payments in amounts of $2,000, maturity 2/15/97.                      30,303                       42,551

 Seven notes payable to individuals, in the amount of $25,000 each and one note payable in the amount of $50,000. Each note bears interest at a rate of 12 percent per annum, and mature July 5, 1996. All notes are
 secured by gaming lots owned by the company.                                                                           225,000

 Note payable associated with the Company's $8.5 million secured convertible debt offering, calling for interest of 10%, for the first two
 years, expiring 6/30/01, interest to be paid semi-annually.                               125,000
                                                                                 -----------------           ------------------

     Total other long term notes payable                                                   257,673                      267,551

     Current portion of other long term notes payable                                      (64,536)                     (21,359)
                                                                                 -----------------           ------------------

     OTHER LONG TERM NOTE PAYABLE                                                $         193,137            $         246,192
                                                                                 =================            =================

The aggregate principal maturities on long term debt for the years ending March 31, are as follows:

         1997                         $         72,080
         1998                                   45,608
         1999                                   58,976
         2000                                   22,344
         Thereafter                            200,733
                                      ----------------
           Total                      $        399,741
                                      ================


9.  LEASES

         CAPITAL LEASES. - The company entered into two capital leases for 4 computers and office furniture. The leases expire from 1998 to 2001.

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

     Future minimum lease payments for capital leases are as follows:

                          1997                   $ 55,142
                          1998                     55,142
                          1999                     16,138
                          2000                     16,138
                          Thereafter               16,107
                                                   ------
                          Interest paid           (56,297)

                          Net Present Value      $102,370
                                                 ========

10.  TAXES BASED ON INCOME

         The Company adopted SFAS No. 109, "Accounting for Income Taxes", effective April 1, 1993. Under SFAS No. 109, deferred tax liabilities are determined based on the difference between financial statement and tax bases of all assets and liabilities, measured by using the enacted statutory tax rates. The principal difference between book and tax bases which gives rise to a deferred tax liability consists of depreciation.

    SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards. For the years ended March 31, 1996 and 1995, the Company had net operating loss carry forwards amounting to $3,048,958 and $2,426,855 respectively. The loss carryforwards expire through the year 2010. The Company has recorded a deferred tax asset in each year amounting to $1,570,229 and $1,357,481 as of March 31, 1996 and 1995, as a result of the future tax benefit of the net operating loss carryforward, determined by applying the enacted statutory rate of 34 percent to such carryforwards. Since the ability of the Company to realize the deferred tax asset is not certain, a valuation allowance has been recorded for both years in an amount equal to the deferred tax asset.

                                                                  MARCH 31,                                    MARCH 31,
                                                                    1996                ACTIVITY                  1995
                                                                  --------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                $1,570,229           $ 212,748                $1,357,481
   Book verses tax depreciation                                        (9,172)             (9,172)
   Valuation allowance for deferred tax assets                     (1,561,057)           (203,576)               (1,357,481)
                                                                   --------------------------------------------------------

   Net deferred tax asset                                                  -0-                 -0-                       -0-
                                                                   =========================================================

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

Reconciliation's between the statutory federal income tax (benefit) rate and the Company's effective income tax (benefit) rate as a percentage of loss from continuing operations were as follows:

                                                                     Year ended March 31,
                                                         --------------------------------------------
                                                          1996                     1995
                                                         Percent      Dollars     Percent     Dollars
                                                         -------     --------     -------    --------
Tax benefit at statutory federal rate                     (34)%     $(203,576)      (34)%    $(147,684)
Permanent Differences:
         Stock Options Exercised                            0               0      (122)%     (530,722)
         Expired NOL                                        0               0         7         32,346
Increase in valuation allowance related
  to current year net operating loss                       34%        203,576      149%       646,060
                                                        -----       ---------     -----      ---------
Effective income tax  benefit                               0%      $       0         0%     $       0
                                                        =====       =========     =====      =========


11.  STOCK OPTIONS

On March 31, 1992, the Board of Directors authorized the issuance of stock options to various individuals, for the purchase of the Company's common stock at $0.04 per share, expiring March 31, 1995, all exercisable from March 31, 1992, through March 31, 1995. At March 31, 1995, all options that were granted in lieu of cash, for services rendered, had been exercised.

The options were granted, in lieu of cash, for services rendered, as follows:

 Individual              Service                      # of shares
 ----------       ----------------------              -----------
Paul Burkett      Management                            600,000
Roy Hackworth     Assessment Work                       150,000
Alan Macquoid     Financial Consulting                   50,000
Woody Clemons     Gold Field Operation Supervision       50,000
Lynette Milan     Office Secretary                       25,000
Fred Holabird     Geological Consulting                  15,000
Art Nielson       Mining Superintendent                  15,000
Gary Ojala        Geological Consulting                  15,000

    Additionally, on September 17, 1993, options to purchase 250,000 shares of the common stock of the Company, expiring September 17, 1996, were granted to the Company's legal counsel, Jim Hurley. All such options were exercised during the year ended March 31, 1995.

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

The options were granted during 1996, in lieu of cash, for services rendered, as follows:

        Options issued for Compensation

        Individual            Service                  # of shares
        --------------------------------------------------------------
        Directors             Management                 120,000
        Advisory Directors    Management                 120,000
        D.E. Frey & Company   Investment Bankers         100,000
        David K. Cantley      Employee Compensation       10,002
        Carolyn DeWitt        Employee Compensation        3,500

         In connection with the investment banking agreement signed in October 1993, the company issued stock options during the fiscal year ended March 31, 1995, the Company granted options to its investment bankers, providing for the issuance of 200,000 shares of stock, at an option price of .50 per share. This option was granted on April 1, 1994, and expires on April 1, 1999. The Company also issued 100,000 stock options in association with the assistance of that certain debt offering funded by the company's investment bankers to remediate the gaming lots. The option price is $.75 per share, expiring on August 1, 1997.

         Options were also granted in connection with the debt offering that was in process at the year ended March 31, 1995 to the holders of notes payable by the Company, as described in Note 7. Such options grant the holders of the notes to a total of 35,000 shares, exercisable at $.75 per share based upon the debt subscribed of $350,000 and an additional 14,000 options were granted to the brokers. The unexercised options expired at March 31, 1996, with 27,500 shares being exercised by note holders, and 1,960 shares being exercised by brokers.

12.  STOCK SUBSCRIPTIONS

         At March 31, 1994, the Company collected $295,500 in cash, in the form of subscriptions to buy restricted stock in the Company, at $.50 per share. The offering was done through a private placement, offered to accredited investors, and was completed during the year, ended March 31, 1995. The total funds raised amounted to $588,600, as a result of this offering.

13.  RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Company has entered into transactions with officers, directors and other related entities. The majority of such transactions include loans made or received from the related party. The following summarizes such transactions during the years ended March 31, 1996 and 1995.

         During the year ended March 31, 1996, Bingle Northwest, an affiliate of the Company's President, lent the Company $7,034 for working capital. The note payable to ADT Resources, a wholly owned subsidiary of Aaminex Capital Corporation ("Aaminex"), remained unchanged as of March 31, 1996.

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

         The Company shares office space and other office expenses with Aaminex. The Company's President is also the President of Aaminex. Under the terms of a management agreement, the Company is obligated to pay $8,333.33 per month to Aaminex for the full-time services of Mr. Winn and for the payment of various office expenses. Accrued management fees under the agreement totaled $100,000 and $90,000 during the years ended March 31, 1996 and 1995.

         In addition to the above the Company increased it's note payable to Aaminex by $99,266.

         The Company, through BSH, Inc., an affiliate of the President and Treasurer was required to work closely with the EPA and the Colorado Department of Health in connection with developing the casino hotel complex, and BSH, Inc. agreed to perform environmental analyses and test and remove any and all hazardous substances located on the gaming lots. The Company paid a total of $330,459 to BSH, Inc. No further remedial activity has been required or is expected of the Company.

        On May 19, 1995, the Company transferred real estate to Gold Mountain Development, LLC, an entity in which the Company had a forty percent interest. Real estate, having a cost basis of $867,283, mortgages payable and certain other assets were transferred to Gold Mountain Development, LLC. The Company received a note receivable from Gold Mountain in the amount of $919,248 which bears interest at the rate of fourteen percent per annum and matures on March 31, 1997. The Company was required to assume debt totaling $115,384. On September 1, 1995, the Company acquired the remaining 60% interest in Gold Mountain Development, LLC, making it a wholly owned subsidiary. The former members received a portion of the land owned subject to the underlying mortgages and a note in the amount of $150,000, which had a balance of $38,971 as of March 31, 1996. All intercompany balances, have been eliminated in preparing the Company's financial statements as of March 31, 1996.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          On June 7, 1995, the Company engaged the services of Arthur Andersen, LLP, in Houston, Texas. This constituted a change in accountants. The financial statements for the previous two years were reported on by Henson & Company, an auditing firm in Pasadena, California. The predecessor auditors were notified by the Company on June 7, 1995. Their report dated July 13, 1994, except for Note 12 which was dated August 1, 1994 expressed an unqualified opinion on the financial condition on the two most recent years. The decision to change accountants was recommended by the Board of Directors. There were no disagreements with the former accountants.

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                    PART III

         ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statements to be filed with the Commission not later than 120 days after the end of the fiscal end covered by this Form 10-K.

         ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statements to be filed with the Commission not later than 120 days after the end of the fiscal end covered by this Form 10-K.

         ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statements to be filed with the Commission not later than 120 days after the end of the fiscal end covered by this Form 10-K.

         ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statements to be filed with the Commission not later than 120 days after the end of the fiscal end covered by this Form 10-K.

         ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                         ON FORM 8-K

         Not Applicable

 (a)     FINANCIAL STATEMENTS AND SCHEDULES

                 Reference

         8       Report of independent public accountants

         9       Balance sheets

         10      Statements of operations

         12      Statements of stockholders' equity

         13      Statements of cash flows

         14      Notes to financial statements

                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996

(b)  REPORTS ON FORM 8-K

(c)  EXHIBITS

         3.1    -  Articles of Incorporation

         3.1a   -  Amendment to Articles of Incorporation

         3.2    -  By-laws

        21      -  Subsidiaries of the Registrant

        27      -  Financial Data Schedule
                   (To be filed with Amendment)

         *      -  Operating Agreement Caesars Black Hawk, LLC.
                   (To be filed with Amendment)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

         NEVADA GOLD & CASINOS, INC.


         By: /s/ H. Thomas Winn                                  July  2, 1996
            ----------------------------
             H. Thomas Winn, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

         NAME & POSITION                                                                              DATE

         /s/ H. Thomas Winn
         -----------------------------
         H.Thomas Winn, President                                                             July 2, 1996

         /s/ Paul J. Burkett
         -----------------------------
         Paul J. Burkett, Director                                                            July 2, 1996
         Vice President - Mining

         /s/ Fred N. Holabird                                                                 July 2, 1996
         -----------------------------
         Fred N. Holabird, Director

         /s/ William G. Jayroe                                                                July 2, 1996
         -----------------------------
         William G. Jayroe, Director

          /s/ David K. McCaleb                                                                July 2, 1996
          ----------------------------
          David K. McCaleb, Treasurer

                        INDEX TO EXHIBITS



         3.1    -  Articles of Incorporation

         3.1a   -  Amendment to Articles of Incorporation

         3.2    -  By-laws

        21      -  Subsidiaries of the Registrant

        27      -  Financial Data Schedule
                   (To be filed with Amendment)

         *      -  Operating Agreement Caesars Black Hawk, LLC.
                   (To be filed with Amendment)