Form 10-K/A
period 1996-03-31
NEVADA GOLD & CASINOS INC
filed 1996-07-15
CIK 277058

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-K/A

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

                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996

(b)  REPORTS ON FORM 8-K

(c)  EXHIBITS


        *3.1    -  Articles of Incorporation

        *3.1a   -  Amendment to Articles of Incorporation

        *3.2    -  By-laws

        10      -  Operating Agreement Caesars Black Hawk, LLC.

       *21      -  Subsidiaries of the Registrant

        27      -  Financial Data Schedule

- ------------
* Previously filed

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

         /s/ H. Thomas Winn
         -----------------------------
         H.Thomas Winn, President                                                             July 2, 1996

         /s/ Paul J. Burkett
         -----------------------------
         Paul J. Burkett, Director                                                            July 2, 1996
         Vice President - Mining

         /s/ Fred N. Holabird                                                                 July 2, 1996
         -----------------------------
         Fred N. Holabird, Director

         /s/ William G. Jayroe                                                                July 2, 1996
         -----------------------------
         William G. Jayroe, Director

          /s/ David K. McCaleb                                                                July 2, 1996
          ----------------------------
          David K. McCaleb, Treasurer

                        INDEX TO EXHIBITS



        *3.1    -  Articles of Incorporation

        *3.1a   -  Amendment to Articles of Incorporation

        *3.2    -  By-laws

        10      -  Operating Agreement Caesars Black Hawk, LLC.

       *21      -  Subsidiaries of the Registrant

        27      -  Financial Data Schedule

- ------------
* Previously filed