Form 10-K/A
period 1996-03-31
NEVADA GOLD & CASINOS INC
filed 1996-08-05
CIK 277058

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

Gaming and Real Estate Development


         In 1990, the State of Colorado amended its constitution to permit "limited stakes gaming" in the cities of Cripple Creek, Central City and Black Hawk, each of which was considered an old mining town of historical significance. As a result, property values in these communities have increased substantially, particularly in the limited areas that have been zoned for gaming. During the fall of 1993, the Company commenced negotiations to acquire certain properties located in and around the City of Black Hawk (the "Colorado Properties") by granting a 75 percent ownership interest in the Company to the previous owners of these properties. The acquisition of the Colorado Properties was accomplished in two stages. During 1994 and 1995, the Company acquired all of Clay County Holding's 60 percent undivided interest in the Colorado Properties. In exchange for its undivided interest, Clay County Holdings was granted 9,500,000 and 804,303 shares of the authorized but unissued shares of the Company on December 6, 1993 and August 1, 1994, respectively. This transaction (the "Clay County Acquisition") gave Clay County Holdings a controlling interest in the Company. The acquired undivided interest was recorded by the Company based upon the fair market value of the interest as determined by an independent third party appraisal. To complete the second stage of this transaction, on August 1, 1994 the Company acquired the remaining 40 percent undivided interest in the Colorado Properties from an unrelated third party. In exchange for its undivided interest, the seller was granted 5,809,000 shares of the Company's authorized but unissued common stock. This remaining undivided interest was recorded by the Company based upon the fair market value of the interest as determined by an independent third party appraisal. On January 19, 1996, the Company issued an additional 150,000 shares of stock associated with the Clay County Acquisition. This additional issuance was due to an understatement in the original number of shares outstanding at the time of the acquisition. The Colorado Properties include four lots which have been zoned by the State of Colorado for gaming purposes. Options on adjacent gaming lots were purchased during 1995 for cash. The options on these lots were assigned, and exercised as a part of the operating agreement with a wholly owned subsidiary of Caesars World Inc. The Company's management believes that the acquired gaming lots which are located at the entrance of the Black Hawk/Central City gaming area, are uniquely situated to take advantage of the traffic flow coming into the area.


         The principal focus of management during 1996, was the negotiation of and signing of the agreement concerning the Black Hawk hotel/casino project. Additionally, management spent a substantial portion of their time raising capital necessary to fund the ongoing operations of the Company as

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

Gaming and Real Estate Development


well as provide for capital to increase the Company's participation in the project. As a result of management's negotiations, an operating agreement was signed, effective February 26, 1996, with a wholly owned subsidiary of Caesar World Inc. ("Caesars") creating Caesars Black Hawk, LLC. ("Caesars Black Hawk"), (a Colorado limited liability company). The Company will hold it's interest in Caesars Black Hawk through a wholly owned subsidiary. The Company is required to make an initial capital contribution of land, valued under the agreement at $4.9 million. The land to be transferred includes lots 5,6,7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado, as well as options to acquire the land referred to as the "Weaver Parcel" and the "Woodall Parcel" were contributed and exercised in 1995. The land will be transferred to Caesars subject to any encumbrances and Caesars will satisfy such encumbrances up to $250,000 above which amount the capital account of the Company will be adjusted. Additionally, the Company was given the right to make an additional contribution of cash into the project amounting to $3 million within 120 days of the execution and delivery of the agreement, or by July 5, 1996 in order to increase its ownership in Caesars Black Hawk as described below. As of July 31, 1996 the Company has not made this contribution. However, the Company has negotiated a short term verbal extension of this deadline. If the deadline is not met, under the terms of the Caesars Black Hawk Operating Agreement the Company could lose its contractual right to acquire additional ownership in Caesars Black Hawk as described below. There can be no assurance that further extensions will be obtained if necessary or that such additional capital contribution will be made before the applicable dead line. Upon the contribution of the Company's land as described above, the Company will own approximately 13% of Caesars Black Hawk. If the Company makes the additional $3 million contribution, the Company will own approximately 22% of Caesars Black Hawk. Additionally, if the Company makes the additional $3 million contribution, the Company will have the right to purchase up to $6.4 million of the remaining interest in Caesars Black Hawk by no later than September 30, 1996. If the Company is able to exercise this right, the Company's interest in Caesars Black Hawk would increase to approximately 40 percent. The remaining interest in Caesars Black Hawk is owned by Caesars. Under the terms of the agreement, Caesars will prepare a Development Plan for the project and will receive a development fee equal to two percent of the total capital budget for the project. Such development fee is the liability of Caesars Black Hawk and will be paid on a monthly basis over the term of the development period of the project. The current budget for the project is $94 million and the anticipated development fee to be paid to Caesars World Inc., is $1,880,000 over the 12 month development period. The management of the hotel/casino project will be conducted pursuant to a Management Agreement with Caesars. Under the terms of the Management Agreement, Caesars will manage the project over a thirty year term, with the right to renew for two consecutive ten year terms. Caesars will be paid a base management fee equal to 5 percent of gross revenues generated by the project and an incentive management fee equal to 10 percent of the operating profit of the project before interest, income taxes, depreciation and amortization but excluding one-half of the base management fee, all as determined in accordance with generally accepted accounting principles. Generally, the agreement calls for Caesars to contribute up to $28 million in equity and arrange for the debt financing of the project.


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


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Financial reporting of the Company's industry segments are disclosed in the body of the financial statements.


BUSINESS RISK FACTORS

Need for Additional Capital

         Revenues from the Company have not been sufficient to cover the Company's operating expenses during the past several years. In addition, there have been no revenues from the Company's gaming operations to date since these are currently in the predevelopment stage. The Company received $50,000 as part of a rental agreement, and $350,000 from the disposition of property in which the company had a nominal cost basis. This cash settlement assisted in covering the operating deficit experienced by the Company, but was not sufficient to fully cover all expenses. Management does not expect significant increases in revenues from any of its operations over the next year. The Company's environmental commitments were funded partially by the completion of the debt offering in process at the prior year end, amounting to $350,000. The form of instruments evidencing this transaction are attached hereto. Additionally, the Company borrowed $376,361 from a major shareholder for working capital. The Company's mining interest generated $60,000 which was used in operations.

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

         As a result of the operating losses of the Company, there was an increase in the amount of trade accounts payable outstanding at year end. The Company acquired furniture and computer equipment during the year amounting to $108,000 which was financed through two capital leases.


         The Company will continue to require substantial capital to fund the continued acquisition and development of the real estate properties and to cover the anticipated operating deficits and debt maturities during the next several years. The most significant requirement for capital is associated with the Company's opportunity to buy additional ownership interests in Caesars Black Hawk, LLC. See "Gaming and Real Estate Development". There can be no assurance that the additional capital contribution or purchase of additional ownership interest from Caesars (which purchase right is contingent upon the contribution of $3 million by the Company to Caesars Black Hawk) will be made before the applicable dead line. To meet the capital requirements of the next year, the Company has offered $8,500,000 in Convertible Secured Notes which are being sold through it's investment bankers. The Company is also actively pursuing alternative funding opportunities with the assistance of its investment bankers. Management expects that sufficient capital will be raised through these fund raising efforts to meet the capital contribution requirements of Caesars Black Hawk and to fund the operating needs of the Company for the next 12 months. However, there is no assurance that these efforts will be successful or that the proceeds from these efforts will be sufficient to meet the Company's cash requirements. The short term viability of the Company is dependent upon it's ability to raise sufficient capital to meet it's cash requirements. The long term viability of the Company is dependent upon successful completion and operation of a casino hotel complex. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


         In addition to funding it's operating deficit, the Company also advanced money to BSH, Inc., the firm performing the remediation of the Colorado property. The proceeds of the $350,000 debt offering were used for this purpose.


Rescission Offer

     In 1994, the Company conducted two private placements of common stock of the Company at prices of $.50 and $.75, respectively and raised approximately $588,600 and $645,000, respectively, as a result of these offerings. On July 24, 1996, the Company voluntarily offered a 30-day right of rescission to the investors who bought shares in these offerings because of certain statements that appeared in the offering materials related to these offerings. With respect to both offerings, the offering materials stated that funds would be held in escrow until a minimum offering amount was achieved. Escrow accounts were not, in fact, established for either offering and the funds were released prior to the date the respective minimums were achieved. Additionally, with respect to the $.50 offering, the offering materials stated that subscriptions would be returned to investors if the minimum offering of $500,000 was not reached by a specified date. The minimum subscription was achieved by that date by inclusion of several investors who acquired shares before the commencement of the offering, but who were later provided copies of the offering materials. If those investors are not included, the minimum was not achieved.

     The Company's right of rescission offers the investors in these transactions the right to sell their shares back to the Company at the offering price of $.50 or $.75, as applicable, plus interest. At the date the rescission offers were made, the Company's stock was trading at approximately $1.50 per share. The Company believes it is unlikely the rescission offers will be accepted because of the Company's recent market price. If the rescission offer is accepted, the Company will be required to refund the amount invested, plus interest, to any investor who accepts the offer. If any, such refunds will be reflected as a reduction of stockholders' equity. If any investors accept this offer, the Company will be obligated to pay up to approximately $1.2 million plus interest to those investors. The Company believes that it has identified financing sources for repayment to such investors, but no assurance can be given that if significant numbers of these investors accept the rescission offer, such an event would not have a material adverse impact on the Company.


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

         Any person group or related persons that acquires beneficial ownership of between 5 percent and 9 percent of the outstanding Common Stock of the Company must be required to provide additional information to the Colorado Commission and be found suitable. Any person or group of related person that acquires beneficial ownership of 10 percent or more of the outstanding common stock of the Company must apply to the Colorado Commission within 45 days after acquiring such interests and submit to investigation for suitability by the Colorado

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996


Commission. Certain qualifying institutional investors, at the Colorado Commission's discretion, may acquire up to 15 percent ownership before finding if suitability is required if such investors provide certain information to the Colorado Commission regarding investment intent and other matters. In order to be found suitable, a stockholder must be a person of good moral character, honesty, integrity, and in general terms, must be free from previous criminal or unsavory conditions or similar acts. The Colorado Commission may require substantial information in connection with a suitability investigation, including personal background and financial information, source of funding information and a sworn statement that such person or entity is not holding the Common Stock for any other party and also may require fingerprints. Until a finding of suitability occurs for a stockholder who is undergoing a suitability investigation, the Company cannot pay dividends to such stockholder nor may the stockholder exercise any voting rights with respect to the Common Stock. A stockholder that is found to be unsuitable must transfer his common stock to a suitable person within 60 days after the finding of unsuitability. Otherwise, the Company may offer such person a lesser of the cash equivalent of such person's investment in the common stock or the current market price of the Common Stock as of the date of the finding of unsuitability, and the stockholder will be required to sell his Common Stock to the Company.


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

Access to Black Hawk


         The City of Black Hawk is located in a narrow valley in the foothills of the Colorado Rocky Mountains and is served by winding mountain roads which are generally 2 lanes and require extremely cautious driving, especially in bad weather. Congestion on the roads leading into Black Hawk is not uncommon during the peak summer season, holidays, and other times of the year and may discourage potential customers from traveling to casinos located in the City of Black Hawk.


Competition

         The gaming and casino industry is subject to intense competition, particularly in the state of Colorado. As the number of gaming establishments in Colorado have increased over the past 2 years, average revenues for some of the smaller casinos located in Colorado have declined significantly. Future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk, Caesars Black Hawk may compete for customers with casinos in other gaming jurisdictions. While
Caesars Black Hawk believes its casino will have competitive advantages over the other gaming establishments in the area as a primary result of its size and location, the Company believes that national, regional, state, and

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996

local competition for the gaming markets, in general, will be extremely intense during the foreseeable future, as gaming activities expand in traditional gambling legislation. Many of the Company's competitors have established positions in more locations, have greater financial resources, have more experience and expertise than the Company.

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


         The Company leases approximately 3,500 square feet of office space in Houston, Texas. The monthly rental is currently $2,800. The Company believes that its existing facilities are adequate to meet its current needs and to accommodate anticipated growth.


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


         The Company will continue to require substantial capital to fund the continued acquisition and development of the real estate properties and to cover the anticipated operating deficits and debt maturities during the next several years. The Company also requires substantial capital to exercise its rights to increase its ownership in Caesars Black Hawk. If required contributions or purchases are not made by specific deadlines the Company could lose its contractual right to increase its ownership in Caesars Black Hawk. No assurances can be given that these deadlines will be met. See "Gaming and Real Estate Development".

                          NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1996




         To meet the capital requirements of the next year, the Company has offered $8,500,000 in Convertible Secured Notes which are being sold through it's investment bankers. The notes earn 10 percent interest on the first two years, during which time the note holders have an option to convert their note to the Company's common stock at a price of $2.25 or 85 percent of the average closing price of the prior 20 consecutive trading days. A 12 percent interest rate is earned for the remaining 3 years management expects that sufficient capital will be raised through this offering to meet the capital contribution requirements of Caesars Black Hawk and to fund the operating needs of the Company for the next 12 months. However, there is no assurance that this offering will be successful or that the proceeds from this offering will be sufficient to meet the Company's cash requirements. The company is also seeking additional funds from other sources, with the assistance of its investment bankers. The short term viability of the Company is dependent upon its ability to raise sufficient capital to meet it's cash requirements.


         In addition to funding its operating deficit, the Company advanced money to BSH, Inc., the firm performing the remediation of the Colorado property. The proceeds of the $350,000 debt offering were used for this purpose.

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


As discussed in Note 1 to the financial statements, revenues have not been sufficient to cover the Company's operating expenses during the past several years. In addition, there have been no revenues from the Company's gaming operations to date since these activities are currently in the predevelopment stage. Management does not expect significant increases in revenues from any of its operations over the next year. The Company will require substantial additional capital to fund the continued acquisition and development of gaming and real estate properties and to cover the Company's anticipated operating deficits and debt maturities over the next several years. The Company intends to fund such capital requirements through a combination of debt and equity offerings. However, there is no assurance that these offerings will be successful or that proceeds from these offerings, if successful, will be sufficient to meet all of the Company's future cash requirements. The short term viability of the Company is dependent upon the Company's ability to raise sufficient capital to meet its cash requirements. In addition, the Company has signed an Operating Agreement with Caesars World Inc. ("Caesars") concerning the development of a casino hotel complex. However, there is no assurance that the development of a successful casino will be completed. The ownership and operation of gaming facilities are subject to extensive state and local regulations. There is no assurance that the Company will be able to comply or conduct business in accordance with applicable regulations. The long term viability of the Company is dependent upon successful completion and operation of a casino hotel complex. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



ARTHUR ANDERSEN LLP
Houston, Texas
May 24, 1996 (except with respect to the matters discussed in Notes 1 and 14, as to which the date is July 31, 1996).

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


          The principal focus of management during 1996, was the negotiation of and signing of the agreement concerning the Black Hawk hotel/casino project. Additionally, management spent a substantial portion of their time raising capital necessary to fund the ongoing operations of the Company as well as provide for capital to increase the Company's participation in the project. As a result of management's negotiations, an operating agreement was signed, effective February 26, 1996, with a wholly owned subsidiary of Caesar World Inc. ("Caesars") creating Caesars Black Hawk, LLC. ("Caesars Black Hawk"), (a Colorado limited liability company). The Company will hold it's interest in Caesars Black Hawk through a wholly owned subsidiary. The Company is required to make an initial capital contribution of land, valued under the agreement at $4.9 million. The land to be transferred includes lots 5,6,7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado, as well as options to acquire the land referred to as the "Weaver Parcel" and the "Woodall Parcel" were contributed and exercised in 1995. The land will be transferred to Caesars subject to any encumbrances and Caesars will satisfy such encumbrances up to $250,000 above which amount the capital account of the Company will be adjusted. Additionally, the Company was given the right to make an additional contribution of cash into the project amounting to $3 million within 120 days of the execution and delivery of the agreement, or by July 5, 1996 in order to increase its ownership in Caesars Black Hawk as described below. As of July 31, 1996 the Company has not made this contribution. However, the Company has negotiated a short term verbal extension of this deadline. If the deadline is not met, under the terms of the Caesars Black Hawk Operating Agreement the Company could lose its contractual right to acquire additional ownership in Caesars Black Hawk as described below. There can be no assurance that further extensions will be obtained if necessary or that such additional capital contribution will be made before the applicable deadline. Upon the contribution of the Company's land as described above, the Company will own approximately 13% of Caesars Black Hawk. If the Company makes the additional $3 million contribution, the Company will own approximately 22% of Caesars Black Hawk. Additionally, if the Company makes the additional $3 million contribution, the Company will have the right to purchase up to $6.4 million of the remaining interest in Caesars Black Hawk by no later than September 30, 1996. If the Company is able to exercise this right, the Company's interest in Caesars Black Hawk would increase to approximately 40 percent. The remaining interest in Caesars Black Hawk is owned by Caesars. Under the terms of the agreement, Caesars will prepare a Development Plan for the project and will receive a development fee equal to two percent of the total capital budget for the project. Such development fee is the liability of Caesars Black Hawk and will be paid on a monthly basis over the term of the development period of the project. The current budget for the project is $94 million and the anticipated development fee to be paid to Caesars World Inc., is $1,880,000 over the 12 month development period. The management of the hotel/casino project will be conducted pursuant to a Management Agreement with Caesars. Under the terms of the Management Agreement, Caesars will manage the project over a thirty year term, with the right to renew for two consecutive ten year terms. Caesars will be paid a base management fee equal to 5 percent of gross revenues generated by the project and an incentive management fee equal to 10 percent of the operating profit of the project before interest, income taxes, depreciation and amortization but excluding one-half of the base management fee, all as determined in accordance with generally accepted accounting principles. Generally, the agreement calls for Caesars to contribute up to $28 million in equity and arrange for the debt financing of the project. As of March 2, 1996, the Company entered into a Letter of Intent with Applied Voice Technologies to jointly develop voice activated gaming technology.


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


14.  SUBSEQUENT EVENT



Rescission Offer

     In 1994, the Company conducted two private placements of common stock of the Company at prices of $.50 and $.75, respectively and raised approximately $588,600 and $645,000, respectively, as a result of these offerings. On July 24, 1996, the Company voluntarily offered a 30-day right of rescission to the investors who bought shares in these offerings because of certain statements that appeared in the offering materials related to these offerings. With respect to both offerings, the offering materials stated that funds would be held in escrow until a minimum offering amount was achieved. Escrow accounts were not, in fact, established for either offering and the funds were released prior to the date the respective minimums were achieved. Additionally, with respect to the $.50 offering, the offering materials stated that subscriptions would be returned to investors if the minimum offering of $500,000 was not reached by a specified date. The minimum subscription was achieved by that date by inclusion of several investors who acquired shares before the commencement of the offering, but who were later provided copies of the offering materials. If those investors are not included, the minimum was not achieved.

     The Company's right of rescission offers the investors in these transactions the right to sell their shares back to the Company at the offering price of $.50 or $.75, as applicable, plus interest. At the date the rescission offers were made, the Company's stock was trading at approximately $1.50 per share. The Company believes it is unlikely the rescission offers will be accepted because of the Company's recent market price. If the rescission offer is accepted, the Company will be required to refund the amount invested, plus interest, to any investor who accepts the offer. If any, such refunds will be reflected as a reduction of stockholders' equity. If any investors accept this offer, the Company will be obligated to pay up to approximately $1.2 million plus interest to those investors. The Company believes that it has identified financing sources for repayment to such investors, but no assurance can be given that if significant numbers of these investors accept the rescission offer, such an event would not have a material adverse impact on the Company.

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

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                    PART III

         ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Pursuant to the by-laws of the Company, the Board of Directors has set the number of Directors for the ensuing year at four, all of whom are proposed to be elected at the Annual Meeting. In the event any nominee is unable to serve as a Director at the time of the meeting, the persons named as proxies, therein, will have discretionary authority to vote the proxies for the election of such person or persons as may be nominated in substitution by the present Board of Directors. Management knows of no current circumstances which would render any nominee named, herein, unable to accept nomination or election. Directors shall be elected by a plurality of the votes cast by the holders of shares entitled to vote in the election of Directors, at a meeting of stockholders at which a quorum is present.

Members of the Board of Directors are elected annually to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Messrs. Winn, Burkett, Holabird, and Jayroe are presently members of the Board of Directors. Each Standing Director has agreed to serve, if elected.

H. THOMAS WINN, 56. Mr. Winn has been the Chairman, CEO, and President of Nevada Gold & Casinos, Inc., since January, 1994. He is also been a Director since 1994. As President of Aaminex Capital Corporation, he was responsible for the merger of the Colorado property into Pacific Gold Corporation (now Nevada Gold & Casinos, Inc.). Mr. Winn has served as Chairman of Aaminex Capital Corporation since 1983. Aaminex Capital Corporation is a financial consulting and venture capital firm, involved in real estate, mining, and environmental activities. Mr. Winn has formed numerous investment limited partnerships, and capital formation ventures, which range from the motion pictures, to commercial real estate and mining projects.

PAUL J. BURKETT, 75. Mr. Burkett, Past-President of Pacific Gold Corporation, was instrumental in the acquisition of the Colorado properties, and of Pacific Gold Corporation, for seven years prior to the name change. He is now a Director of Nevada Gold & Casinos, Inc. Mr. Burkett has been involved in the mining industry for over 40 years. He has also served on the Board of Directors of Aaminex Capital Corporation for 13 years. His business for the past five years has concentrated on independent mining and real estate ventures.

FRED N. HOLABIRD, 43. Mr. Holabird brings twenty years of experience in mining and the management of public companies. He was responsible for the discovery and production of two open-pit mines in Nevada, and has held key management positions with two public companies over the past ten years, including President of Columbus Mines, Inc. He has been instrumental in new developments of mine reclamation and environmentally sensitive materials reuse techniques, in addition to a strong background in metals exploration and production.

WILLIAM G. JAYROE, 40, Mr. Jayroe has nearly two decades of technology development, sales and management expertise in the petrochemical field. He began his career with a "Fortune 500" global oilfield service company and left to begin his own company, Turbeco, Inc., which was acquired by Flotek Industries, Inc., in late 1993. Mr. Jayroe is currently President and CEO of Flotek Industries, Inc., (a public company), which is the parent corporation of USA Petrovalve, Inc. and Turbeco, Inc.

COMMITTEES OF THE BOARD AND ATTENDANCE

The Board of Directors of the Company presently has the following standing committees:

         (A) THE AUDIT COMMITTEE, currently comprised of Messrs. Jayroe and Holabird. The Audit Committee, which held one meeting during the Company's last fiscal year, is authorized to nominate the Company's independent auditors, and to review with the independent auditors the scope and results of the audit engagement.
         (B) COMPENSATION COMMITTEE, currently comprised of Messrs. Burkett and Holabird. The Compensation Committee, which held one meeting during the Company's last fiscal year, recommends compensation levels for Executive Officers of the Company, and is authorized to consider, and make grants of options pursuant to the Consultant and Employee Stock Option Plan, and the Non-Qualified Stock Option Plan and to administer such plans.
         (C) TECHNICAL COMMITTEE, currently comprised of Messrs. Burkett, Holabird, and Winn. The Technical Committee which held one meeting during the Company's last fiscal year , is responsible for mining, and real property activities of the Company.

Four Directors Meetings were held during the last fiscal year. Each Director attended at least 75% of meetings, either in person or by telephone conference calls.

The Company does not have a Directors Nominating Committee, such function being reserved to the entire Board of Directors.

The Board of Directors unanimously recommends a vote for election of each of the nominees listed above.

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                    PART III

         ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                         (Continued)


                              EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

     NAME                           AGE      CAPACITY
     ------------------------------------------------------------

     H. Thomas Winn (1)              56      President

     David K. McCaleb                33      Secretary

     Paul J. Burkett (1)             75      Vice President in Charge of Mining
- -------------------------------------------------------------------------------

(1) Biographical information, with respect to this Officer, was previously described in Item 1.


David McCaleb (age 33). Mr. McCaleb has been with the Company since 1993, and has served as Secretary and Treasurer of the Company since 1994. For the prior two years, he operated McCaleb & Associates, a Houston-based accounting and consulting firm. Previously, Mr. McCaleb spent five years in the banking industry. He received a Bachelor of Science degree in Finance from the University of Houston, 1991. Mr. Winn is the father-in-law of Mr. McCaleb. There is no other family relationship between any present Executive Officers, Directors and Director Nominees.

REPORTS

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act") and has established a compliance program with respect to the reporting obligations of the Company's officers, directors, and holders of 10% or more of the Company's equity securities, (collectively hereinafter referred to as "Reporting Persons") under the Exchange Act. As a primary result of the Company's failure to have a compliance program in place, certain Reporting Persons of the Company's equity securities have not filed the appropriate Forms 3, 4, and 5 on a timely basis. To date, the required Reporting Persons have filed the appropriate Form 5s, which include transactions and/or events that otherwise should have been reported on previous Forms 3 and
4. The Reporting Persons who did not make such filings on a timely basis for the period ending March 31, 1996, and the number of such filings include the following:

                                            NUMBER OF              NUMBER OF
     REPORTING PERSONS                     TRANSACTIONS          LATE FILINGS
     -----------------                     ------------          ------------
     Winstock Mining Corporation (US)            7                    7

     Clay County Holdings, Inc.                  4                    4

     Aaminex Capital Corporation                19                   19

     Paul J. Burkett                            11                   11

     William G. Jayroe                           2                    2

     H. Thomas Winn                              1                    1

     Fred N. Holabird                            1                    1

     David K. McCaleb                            1                    1

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

         ITEM 11.         EXECUTIVE COMPENSATION


Executive Officer and other Officers of the Company who received total annual salary and bonus for the fiscal year, ended March 31, 1996, in excess of $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                       LONG - TERM
               ANNUAL  COMPENSATION                                   COMPENSATION
         ------------------------------               ---------------------------------------
 NAME AND PRINCIPAL        FISCAL                     OTHER ANNUAL                ALL OTHER
          POSITION          YEAR    SALARY   BONUS    COMPENSATION(1)   OPTIONS  COMPENSATION
- ---------------------------------------------------------------------------------------------
H. Thomas Winn,            1995       -        -           -             30,000       -
President                  1994       -        -           -                -         -
                           1993       -        -           -                -         -

(1) Mr. Winn did not receive perquisites or other personal benefits, securities, or property, valued in excess of 10% of the total of the reported annual salary and bonus.

The Company does not have any pension plans.

(2) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER  PARTICIPATION
    See "Committee of the Board and Attendance" in Item 10 for a discussion of the Compensation Committee.

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


         ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT


The following table sets forth certain information, as of March 31, 1996 with respect to beneficial ownership of the outstanding common stock by (i) those stockholders known to the Company (whose address is shown), that are the beneficial owners of 5% or more of the Company's outstanding voting stock (ii) each Director of the Company, (iii) all named Executive Officers, and (iv) all Directors and Officers, as a group.

The outstanding voting securities of the Company (entitled to one vote per share) is 24,292,114 shares of common stock (as of the record date), in which stock, the entire voting power of the Company is lodged. The record date for the determination of shareholders entitled to notice of, and to vote at, this meeting is March 31, 1996.
Pursuant to the bylaws of the corporation, cumulative voting is not allowed.

Name and
Address of                                     Number of Shares       Percent
Beneficial Owner                              Beneficially Owned      of Class
- ------------------------------------------    ------------------      --------
Winstock Mining Corporation (US)                   5,128,711           21.1 %
1506 - 2008 Fullerton Avenue
North Vancouver, British Columbia  V7P 3G7

H. Thomas Winn (1)                                 2,548,634           10.5 %
3040 Post Oak Blvd., Suite 675
Houston, Texas  77056

David K. McCaleb(2)                                9,538,987           39.3 %
3040 Post Oak Blvd., Suite 675
Houston, Texas  77056

Paul J. Burkett                                      807,562           .034 %
P.O. Box 761
Goldfield, Nevada  89013

Fred N. Holabird                                      45,000           .002 %
14040 Perlite Drive
Reno, Nevada  89511

William G. Jayroe                                     60,000           .003 %
7030 Empire Central Drive
Houston, Texas  77040

Cynthia C. Thompson (3)                            4,120,000           17.3 %
3040 Post Oak Blvd., Suite 600
Houston, Texas  77056

All Directors and Officers
as a group (5 persons)                            13,000,183            53.5%
                                                  ----------         ----------
- -------------------------------------------------------------------------------

(1) All of the shares listed are controlled directly or indirectly through Aaminex Capital Corporation, of which H. Thomas Winn is President. Two million of these shares are the subject of an agreement to exercise a portion of the options held by Ms. Thompson, as agent, upon the occurrence of certain contingencies. As long as the option remains contingent and unexercised, Mr. Winn exercises no voting or investment power, with respect to the shares subject to the options. The shares listed are the same shares owned by Winstock Mining Corporation (U.S.). The information in this table shall not be construed as a statement that Mr. Winn is the beneficial owner of the securities covered by the statement for purposes of Section 13(d) or 13(g) of the Securities Act of 1933.

(2) All shares listed are owned by Clay County Holdings, Inc., except for 500 shares owned personally by Mr. McCaleb. Mr. McCaleb is president of Clay
County Holdings, Inc.

(3) Based on information provided to the Company, Ms. Thompson as agent for a group of accredited investors, holds an option agreement with Winstock Mining Corporation (U.S.) , in the Company's common stock in the amount of 4,800,000 shares of common stock. 680,000 shares of common stock, have been exercised according to the agreement. Continuance and exercise of the options are subject to payment and other contingencies. As long as the option remains contingent and unexercised, Ms. Thompson exercises no voting or investment power, with respect to the shares subject to the options. The shares listed in item (ii) above are the same shares beneficially owned by Winstock Mining Corporation (U.S.). [The information contained in this table should not be construed as a statement that Ms. Thompson is the beneficial owner of the securities covered by the option for purposes of Section 13(d) or 13(g) of the Securities Act of 1933.]

                          NEVADA GOLD & CASINOS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


         ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      In the ordinary course of business, the Company has entered into transactions with officers, directors and other related entities. The majority of such transactions include loans made or received from the related party. The following summarizes such transactions during the years ended March 31, 1996 and 1995.

      During the year ended March 31, 1996, Bingle Northwest, an affiliate of the President, lent the Company $7,034 for working capital. The note payable to ADT Resources, a wholly owned subsidiary of Aaminex Capital Corporation ("Aaminex"), remained unchanged as of March 31, 1996.

    The Company shares office space and other office expenses with Aaminex . The Company's President is also the President of Aaminex. Under the terms of a management agreement, the Company is obligated to pay $8,333.33 per month to Aaminex for the full-time services of Mr. Winn and for the payment of various office expenses. Accrued management fees under the agreement totaled $100,000 and $90,000 during the years ended March 31, 1996 and 1995.

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



         ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                         ON FORM 8-K



 (a)     FINANCIAL STATEMENTS AND SCHEDULES

                 Reference

         8       Report of independent public accountants

         9       Balance sheets

         10      Statements of operations

         12      Statements of stockholders' equity

         13      Statements of cash flows

         14      Notes to financial statements

                       NO NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996

(b)  NO REPORTS ON FORM 8-K

(c)  EXHIBITS



        *3.1    -  Articles of Incorporation

        *3.1a   -  Amendment to Articles of Incorporation

        *3.2    -  By-laws

       *10.1    -  Operating Agreement Caesars Black Hawk, LLC.

        10.2    -  Deed of Trust

        10.3    -  Master Secured Note

        10.4    -  Note Participation Agreement

       *21      -  Subsidiaries of the Registrant

       *27      -  Financial Data Schedule

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

         /s/ H. Thomas Winn
         -----------------------------
         H.Thomas Winn, President                                                             July 2, 1996

         /s/ Paul J. Burkett
         -----------------------------
         Paul J. Burkett, Director                                                            July 2, 1996
         Vice President - Mining

         /s/ Fred N. Holabird                                                                 July 2, 1996
         -----------------------------
         Fred N. Holabird, Director

         /s/ William G. Jayroe                                                                July 2, 1996
         -----------------------------
         William G. Jayroe, Director

          /s/ David K. McCaleb                                                                July 2, 1996
          ----------------------------
          David K. McCaleb, Treasurer

                        INDEX TO EXHIBITS


        *3.1    -  Articles of Incorporation

        *3.1a   -  Amendment to Articles of Incorporation

        *3.2    -  By-laws

       *10.1    -  Operating Agreement Caesars Black Hawk, LLC.

        10.2    -  Deed of Trust

        10.3    -  Master Secured Note

        10.4    -  Note Participation Agreement

       *21      -  Subsidiaries of the Registrant

       *27      -  Financial Data Schedule

- ------------
* Previously filed