Form 10-Q
period 1996-06-30
NEVADA GOLD & CASINOS INC
filed 1996-08-21
CIK 277058

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
   JUNE 30, 1996                                                 0-8927

                           NEVADA GOLD & CASINOS, INC.
             (Exact name of registrant as specified in its charter)

         NEVADA                                                88-0142032
(state or other Jurisdiction                                  (IRS Employer
     of incorporation)                                    Identification Number)


              3040 POST OAK BLVD. SUITE 675, HOUSTON, TEXAS 77056
               (Address of principle executive offices) (Zip Code)

                  Registrant's telephone number: (713) 621-2245

               Securities registered pursuant to Section 12 (b) of
                                    the Act:

                                      NONE

COMMON STOCK $0.04 PAR VALUE                                OVER -THE-COUNTER
- ----------------------------                                -----------------
   (Title of Class)                                      (Name of each exchange
                                                          on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  [ X ]    No [  ]                      (2)   Yes [ X ]     No [  ]

As of June 30, 1996 there were 24,292,114 share of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:                          NONE

                           NEVADA GOLD & CASINOS, INC.
                                      INDEX

PART I

ITEM 1.   FINANCIAL STATEMENTS                                         PAGE NO.

          Balance Sheets - at June 30,1996 and March 31, 1996             3

          Statements of Operations at June 30, 1996 and June 30,  1995    5

          Statements of Cash Flows - for the three months ended
           June 30, 1996 and June 30, 1995                                6

          Notes to interim Financial Statements                           7

ITEM 2.

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 9

PART II

OTHER INFORMATION

             Item 1 through 6                                             11

                           NEVADA GOLD & CASINOS, INC.
                                 BALANCE SHEETS
                     AS OF JUNE 30, 1996, AND MARCH 31, 1996

                                                June 30, 1996  March 31, 1996
                                                 (Unaudited)    (Audited)
                                                 ----------     ----------
CURRENT ASSETS
       Cash and cash equivalents .............   $   28,560     $   76,371
       Short term investments ................       18,306        109,789
       Receivable from broker/Dealer .........    1,419,639        125,000
                                                 ----------     ----------

    TOTAL CURRENT ASSETS .....................    1,466,505        311,160

       Property held for development .........    3,606,341      3,602,084
       Mining properties & claims ............    1,005,812      1,005,812
       Furniture, fixtures, and equipment, Net      131,982        138,635
                                                 ----------     ----------

    TOTAL ASSETS .............................   $6,210,640     $5,057,691
                                                 ==========     ==========

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                                 BALANCE SHEETS
                     AS OF JUNE 30, 1996, AND MARCH 31, 1996

                                                                             June 30, 1996  March 31, 1996
                                                                             (UNAUDITED)      (AUDITED)
                                                                             -----------    -----------
LIABILITIES & STOCKHOLDERS' EQUITY
   Accounts payable & accrued liabilities ................................   $   679,042    $   538,002
   Notes payable .........................................................     1,609,025      1,606,481
   Current portion of long term debt .....................................       106,313        106,313
                                                                             -----------    -----------
TOTAL CURRENT LIABILITIES ................................................     2,394,380      2,250,796
                                                                             -----------    -----------
 LONG TERM DEBT
   Mortgage Payables, net of current portion .............................       202,661        202,661
   Notes payable, net of current portion .................................     1,462,987        193,137
                                                                             -----------    -----------
TOTAL LONG TERM DEBT .....................................................     1,665,648        395,798
                                                                             -----------    -----------
TOTAL LIABILITIES ........................................................   $ 4,060,028    $ 2,646,594
                                                                             -----------    -----------
STOCKHOLDERS' EQUITY:

Common Stock, $.04 par value, 30,000,000 shares authorized, 24,292,114 and
24,292,114 shares issued and outstanding at
June 30, 1996 and March 31, 1996, respectively ...........................       971,685        971,685

 Additional paid - in capital ............................................     4,885,358      4,881,808
 Accumulated deficit prior to development stage (12/27/93) ...............    (2,296,077)    (2,296,077)
 Accumulated deficit during  development stage ...........................    (1,410,354)    (1,146,319)
                                                                             -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY ..........................................     2,150,612      2,411,097
                                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $ 6,210,640    $ 5,057,691
                                                                             ===========    ===========

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 1996, AND 1995, UNAUDITED
   AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE (SINCE DECEMBER 27, 1993),
                                   UNAUDITED

                                                                        Cumulative Amounts
                                                                        During Development
                                         1996           1995          STAGE (SINCE 12/27/93)
                                    ------------    ------------      ----------------------
REVENUES:
     Royalty income .............   $      5,000    $     15,000          $    179,000
     Interest income ............         16,095          38,686               448,260
     Other income ...............              0             444                     0
                                    ------------    ------------          ------------
TOTAL INCOME ....................   $     21,095          54,130          $    627,260
                                    ------------    ------------          ------------
     General & administrative ...        137,708          74,208               802,637
     Salaries ...................         24,245          13,404               153,719
     Legal & Professional fees ..         60,214          18,307               675,289
     Interest expense ...........         33,748          23,733               182,551
     Other ......................         29,215          53,326               223,418
                                    ------------    ------------          ------------
TOTAL EXPENSES ..................        285,130         182,978             2,037,614
                                    ------------    ------------          ------------
NET LOSS ........................   $   (264,035)   $   (128,848)         $ (1,410,354)
                                    ------------    ------------          ------------
PER SHARE INFORMATION:
Weighted average number of common     24,410,365      23,995,983            18,241,634
shares outstanding

Net Loss per common share .......          (0.01)          (0.01)                (0.08)
                                    ------------    ------------          ------------

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                             STATEMENT OF CASH FLOWS
              THREE MONTHS ENDED JUNE 30, 1996 AND 1995, UNAUDITED
   AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE (SINCE DECEMBER 27, 1993),
                                   UNAUDITED

                                                                                                Cumulative Amounts
                                                                                                During Development
                                                                       1996          1995      STAGE (SINCE 12/27/93)
                                                                   -----------    ---------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ..............................................   $  (264,035)   $(128,848)        $(1,410,354)

Adjustments to reconcile net cash provided (used) by operations:
   Depreciation ................................................         6,853            0              26,711
   Increase in accrued receivable ..............................        18,306      (37,324)            232,450
   Increase in accounts payable & accrued liabilities ..........       136,121       35,983             672,253
                                                                   -----------    ---------         -----------
Net cash used by operating activities ..........................      (102,755)    (130,189)           (478,940)

Investing Activities
   Purchased investment in Gold Mountain .......................             0      (42,500)                  0
   Capital expenses for development property ...................       (18,478)     (23,469)         (1,237,729)
   Purchase of furniture, fixtures, & equipment ................             0       (3,086)            (29,038)
   Advances to related parties .................................             0      (39,628)                  0
   Decrease in short term investments ..........................        91,483            0              91,483
                                                                   -----------    ---------         -----------
Net cash used by investing activities ..........................        73,005     (108,683)         (1,175,284)

Financing Activities
   Proceeds from issuance of LT. debt,  and related party ......        69,078       49,930             623,411
   Proceeds due from escrow ....................................             0      225,000                   0
   Common stock issued for cash, net of offering costs .........         3,550       16,264             993,863
   Payments on debt ............................................       (85,496)     (33,284)           (311,162)
   Increase in notes payable ...................................       (20,393)           0              58,685
   Salaries contributed by officers ............................             0            0               1,000
   Prepaid stock subscription ..................................             0            0             295,500
   Increase in capital leases ..................................        15,200            0              15,200
                                                                   -----------    ---------         -----------
Net cash provided by financing activities ......................       (18,061)     257,910           1,676,497
                                                                   -----------    ---------         -----------
Net increase (decrease) in cash and cash equivalents ...........       (47,811)      19,038              22,273
Cash and cash equivalents at the beginning of the period .......        76,371       71,448             218,363
                                                                   -----------    ---------         -----------
Cash and cash equivalents at the end of the period .............        28,560       90,486             240,636
                                                                   ===========    =========         ===========
Supplemental Information:
  Cash paid for Interest .......................................   $     6,760    $   3,454         $   110,119
  Cash paid for taxes ..........................................             0            0                   0

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1996
                      NOTES TO INTERIM FINANCIAL STATEMENTS

ITEM 1.

 GENERAL BUSINESS

        Nevada Gold & Casinos, Inc. ("the Company") was originally formed in 1977 under the name Pacific Gold & Uranium Corporation for the principal purpose of operating and managing mining activities primarily in the western United States. During 1993, in connection with the acquisition of a controlling interest in the Company by affiliates of the Company's current management, the Company's primary focus was redirected toward the development of gaming and real estate properties in Colorado. The Company's current business activities are described below:

GAMING AND REAL ESTATE DEVELOPMENT

        The principle focus of management during 1996 was the negotiation of and signing of the agreement concerning the Black Hawk hotel/casino project. Additionally, management spent a substantial portion of its time raising capital necessary to fund the ongoing operations of the Company as well as to provide for capital to increase the Company's participation in the project. As a result of management's negotiations, an operating agreement was signed, March 7, 1996, with a wholly owned subsidiary of Caesars World Inc. ("Caesars") creating Caesars Black Hawk, LLC. ("Caesars Black Hawk"), (a Colorado limited liability Company). Caesars Black Hawk has not yet been fully capitalized by the Company and Caesars. The Company would hold its interest in Caesars Black Hawk through a wholly owned subsidiary. Under the terms of the operating agreement the Company would make an initial capital contribution of land, valued under the agreement at $4.9 million. The land to be transferred includes lots 5,6,7 and 8 of Block 51 and adjoining land comprised of over three acres located in Black Hawk, Colorado. Options to acquire the land referred to as the "Weaver Parcel" and the "Woodall Parcel" were contributed by the Company and exercised in 1995. The land will be transferred to Caesars subject to any encumbrances and Caesars will satisfy such encumbrances up to $250,000 above which amount the capital account of the Company will be adjusted downward. Additionally, the Company was given the right to make an additional contribution of cash into the project in order to increase its ownership in Caesars Black Hawk as described below. As of August 15, 1996, the Company had not made this contribution by the original deadline. However, the Company believes it has been given a verbal extension of this time period. If the Company is not successful in raising additional capital for this purpose under the terms of the Caesars Black Hawk operating agreement, the Company could lose its contractual right to make such additional capital contribution or to acquire any additional ownership in Caesars Black Hawk as described below. Upon the contribution of the Company's land as described above, the Company will own approximately 14% of Caesars Black Hawk. The Company's right to acquire additional ownership of the Caesars Black Hawk project which the Company believes has been extended by a verbal agreement with Caesars will if exercised enable the Company to own up to 40% of the Caesars Black Hawk project. There can be no

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1996
                      NOTES TO INTERIM FINANCIAL STATEMENTS

assurance that the Company will be successful in locating the capital required to acquire this additional interest. The Company is actively negotiating with various major financial institutions to obtain the capital necessary to exercise this additional purchase right. A major U.S. underwriter has provided the Company with a letter of undertaking to obtain this capital for the Company The exact terms of any such capital contribution and or debt are not currently known and therefore the impact, including any dilution, of such a contribution on the Company's shareholders cannot currently be assessed. The Company expects any such contribution to be on commercially reasonable terms. No assurances can be given that such capital can be obtained and that the Company can retain its right to acquire any additional ownership interest in Caesars Black Hawk. The remaining interest in Caesars Black Hawk would be owned by Caesars and a third party. Under the terms of the agreement, Caesars will prepare a Development Plan for the project and will receive a development fee equal to two percent of the total capital budget for the project. Such development fee is the liability of Caesars Black Hawk and will be paid on a monthly basis over the term of the development period of the project. The current budget for the project is $94 million and the anticipated development fee to be paid to Caesars World Inc., is $1,880,000 over the 12 month development period. The management of the hotel/casino project will be conducted pursuant to a Management Agreement with Caesars. Under the terms of the Management Agreement, Caesars will manage the project over a thirty year term, with the right to renew for two consecutive ten year terms. Caesars will be paid a base management fee equal to 5 percent of gross revenues generated by the project and an incentive management fee equal to 10 percent of the operating profit of the project before interest, income taxes, depreciation and amortization but excluding one-half of the base management fee, all as determined in accordance with generally accepted accounting principles. Generally, the agreement calls for Ceasars to contribute up to $28 million in equity and arrange for the debt financing of the project.

        On May 19, 1995, the Company transferred real estate to Gold Mountain Development, LLC, an entity in which the Company had a forty percent interest. Real estate, having a cost basis of $867,283, mortgages payable and certain other assets were transferred to Gold Mountain Development, LLC. The Company received a note receivable from Gold Mountain in the amount of $919,248 which bears interest at the rate of fourteen percent per annum and matures on March 31, 1997. The Company was required to assume debt totaling $115,384. On September 1, 1995, the Company acquired the remaining 60% interest in Gold Mountain Development, LLC, making it a wholly owned subsidiary. The former members received a portion of the land owned subject to the underlying mortgages and a note in the amount of $150,000, which had a balance of $24,241 as of June 30, 1996. All Intercompany balances, have been eliminated in preparing the Company's financial statements as of June 30, 1996.

MINING INTERESTS

        The Company has had joint-venture agreements with such mining companies as Hanna Mining, Noranda Exploration Inc., Southern Pacific Land Co., Santa Fe Minerals, AMAX Exploration Inc., and Dexter Gold Mines Inc. among others. The Company was party to an agreement with Cameco U.S., Inc.

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1996
                      NOTES TO INTERIM FINANCIAL STATEMENTS

which, at its inception on May 1, 1991, was with Noranda Exploration, Inc. The most recent agreement with Cameco was terminated effective March 31, 1996. The agreement called for monthly payments to the Company of $5,000.00 per month. The agreement also provided for the Company to receive a production royalty, amounting to five percent of all the net smelter returns for products shipped out of the mining claims; however, there is no production from the claims, as of June 30, 1996. Management is currently in negotiations with other prominent mining companies to further extend the exploration of the mining property and believes that it will be able to enter into a Lease Agreement which will be sufficient to recover the Cost Basis of the mining interests.

        As of March 31, 1995, the Company entered into an agreement to purchase 100% of the outstanding common stock of Sunrise Land and Minerals, Inc. The seller financed the entire purchase price of the acquisition through a non-recourse note. The Company at the option of the holder, extended the note through March 31, 1997, and accrued interest was paid in the form of the Company's stock.

        As of June 30, 1996, the Company recorded a receivable from broker and related short-term debt in the amount of $1,419,000, which was deposited in the escrow account for the Company's $8.5 million debt offering. This offering is being withdrawn. Per the terms of the offering the Company is returning the principle and will pay interest that accumulated in the escrow account. The Company is in negotiations with major U.S. financial institutions to obtain capital to increase its ownership interest in Caesar's Black Hawk, to repay certain indebtedness of the Company and to provide working capital for the Company's immediate working capital needs. The Company has obtained a letter of undertaking from a major U.S. underwriting organization offering assistance to the Company in obtaining such funding. No assurance can be given, however that such capital will be obtained from any of the parties with whom the Company is negotiating. The short term viability of the Company is dependent upon its ability to raise sufficient capital to meet its cash requirements.

        As of July 5, 1996, a $350,000 master secured note offering which is collateralized by the Company's 4 gaming lots located in Black Hawk, Colorado became due. The note calls for an interest rate of 12% per annum, wich both principle and interest to be paid at maturity. The company has paid accrued interest through August 5, 1996, and has requested an extension of the note for a period of 90 days, to be paid on or before October 3, 1996. The note holders will receive the stated rate of interest through the extension. The Company believes it will receive extensions from all parties but, is prepared to pay any note holder who chooses not to extend.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1996

COMPARISON OF QUARTER ENDED JUNE 30, 1996 AND 1995

        As of May 29, 1996 the Company reduced its short term liabilities through the payoff of a $100,000 short term note which was collateralized by a certificate of deposit of the same amount. The Company received a final payment of $5,000 from its mining joint venture agreement, which was terminated effective March 31, 1996. Management is currently in negotiations with other prominent mining companies to further extend the exploration of the mining property and believes that it will be able to enter into a Lease Agreement which will be sufficient to recover the Cost Basis of the mining interests. The Company also received a $15,000 payment from BSH, Inc., an affiliate which was applied to the unpaid accrued interest.

        General and Administrative expenses of the Company increased during the quarter ended June 30, 1996 as compared to 1995. The components of higher General and Administrative expenses were due to increased travel associated with the Caesars Black Hawk project and the further development of other gaming projects. The Company also recorded audit and accounting fees associated with the Company's annual audit in the first quarter as opposed to these fees being recorded in the second quarter in 1995. Additionally, the Company experienced higher Legal and Professional fees which were mostly attributable to the indirect and general costs associated with the acquisition of capital during the year and the negotiation of the Caesars Black Hawk operating agreement. Additionally, the Company had increased salary expense due to the higher use of hourly contract labor for assistance in accounting and administrative activities.

        As of June 30, 1996. The Company recorded a receivable from broker and related short-term debt in the amount of $1,419,000, which was deposited in the escrow account for the Company's $8.5 million debt offering. This offering is being withdrawn. Per the terms of the offering, the Company is returning the principle and will pay interest that accumulated in the escrow account. The Company is in negotiations with major U.S. financial institutions to obtain capital to increase its ownership interest in Caesar's Black Hawk, to repay certain indebtedness of the Company and to provide working capital for the Company's immediate working capital needs. The Company has obtained a letter of undertaking from a major U.S. underwriting organization offering assistance to the Company in obtaining such funding. No assurance can be given, however that such capital will be obtained from any of the parties with whom the Company is negotiating. The short term viability of the Company is dependent upon its ability to raise sufficient capital to meet its cash requirements.

        In connection with the Gold Mountain Development, LLC., note receivable described below, the Company recorded interest income during the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

        For the period ended June 30, 1996, revenues of the Company did not cover it's operating deficit. The Company received $15,000 of interest income as a partial payment on a note receivable. This cash

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1996

assisted in reducing the operating deficit experienced by the Company, but was not sufficient to fully cover all operating expenses. Through Affiliates and third parties the Company borrowed $131,500 to cover its operating deficit. Some of these funds were obtained through private sales of restricted Company stock to "accredited" investors, as that term is defined under Securities and Exchange Commission Regulation D. Additionally, there have been no revenues from the Company's gaming interests to date, since the activities are currently in the pre-development stage. Management does not anticipate significant increases in revenues from any of its operations over the next year.

        The Company will continue to require substantial capital to fund the continued acquisition and development of the real estate properties and to cover the anticipated operating deficits and debt maturities during the next several years. The Company has obtained a letter of undertaking from a major U.S. underwriting organization offering assistance to the Company in obtaining such funding. No assurance can be given, however that such capital will be obtained from any of the parties with whom the Company is negotiating. The short term viability of the Company is dependent upon its ability to raise sufficient capital to meet its cash requirements.

        As of July 5, 1996, a $350,000 master secured note offering which is collateralized by the Company's 4 gaming lots located in Black Hawk, Colorado became due. The note calls for an interest rate of 12% per annum, with both principle and interest to be paid at maturity. The company has paid accrued interest through August 5, 1996, and has requested an extension of the note for a period of 90 days, to be paid on or before October 3, 1996. The note holders will receive the stated rate of interest through the extension. The company believes it will receive extensions from all parties but, is prepared to pay any note holder who chooses not to extend.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES.
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not  Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not  Applicable

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1996

ITEM 5.   OTHER INFORMATION.

        On September 1, 1995 Mr. William G. Jayroe became a director of the Company. In 1993, Mr. Jayroe was an officer in three corporations, Wellhead Systems, Inc., Seair Equipment, Inc., and Houston Industrial Products, Inc., which filed petitions under the federal Bankruptcy laws. These corporations were essentially defunct at the time of this filing. The purpose of the filing was to wind down the business of these corporations. Government tax agencies were the main creditors of each corporation, and these agencies were paid in full.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          INDEX TO EXHIBITS

         *3.1     -  Articles of Incorporation
         *3.1a    -  Amendment to Articles of Incorporation
         *3.2     -  By-Laws
         *4.1     -  Deed of Trust
         *4.2     -  Master Secured Note
         *4.3     -  Note Participation Agreement
        *10.1     -  Operating Agreement Caesars Black Hawk, LLC.
         27       -  Financial Data Schedule

* Incorporated by reference


          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

        NEVADA GOLD & CASINOS, INC.
              (Registrant)

        By:/s/ DAVID K. MCCALEB
           --------------------
               David K. McCaleb
               Treasurer

DATE: August 20, 1996