Form 10-Q
period 1996-09-30
NEVADA GOLD & CASINOS INC
filed 1996-11-14
CIK 277058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to section 13 or 15 (d) of the securities exchange act of 1934

      For the quarter ended    SEPTEMBER 30, 1996

      Commission file number 0-8927

                           NEVADA GOLD & CASINOS, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                               88-0142032
(state or other Jurisdiction                                 (IRS Employer
    of incorporation)                                     Identification Number)

3040 POST OAK BLVD. SUITE 675, HOUSTON, TEXAS                    77056
  (Address of principal executive offices)                     (Zip Code)

                                 (713) 621-2245
                         Registrant's telephone number:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X  ]    No [  ]

As of September 30, 1996 there were 8,268,263 shares of common stock outstanding.

                           NEVADA GOLD & CASINOS, INC.
                                     INDEX

PART I

ITEM 1.                     FINANCIAL STATEMENTS                        PAGE NO.

           Balance Sheets as of September 30, and March 31, 1996           3

           Statements of Operations for the 3 months ended
           September 30, 1996 and  1995                                    4
           Statements of Operations for the six months ended
           September 30, 1996 and 1995                                     5
           Statements of Cash Flows  for the six months ended
               September 30, 1996 and  1995                                6

           Notes to interim Financial Statements                           7

ITEM 2.

           Management's Discussion and Analysis
            of Financial Condition and Results of Operations              11

PART II

OTHER INFORMATION

             Item 1 through 6                                             13

                             NEVADA GOLD & CASINOS, INC.
                                 BALANCE SHEETS

                                              SEPTEMBER 30, 1996  MARCH 31, 1996
                                              ------------------  --------------
                                                (UNAUDITED)        (AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..................     $    10,619      $    76,371
Short term investments .....................          14,604          109,789
Receivable from broker .....................               0          125,000
                                                 -----------      -----------
TOTAL CURRENT ASSETS .......................          25,223          311,160
Property and assets held for development ...       3,618,160        3,602,084
Mining properties & claims .................       1,005,812        1,005,812
Furniture, fixtures, and equipment, net ....         125,959          138,635
                                                 -----------      -----------
TOTAL ASSETS ...............................     $ 4,775,154      $ 5,057,691
                                                 ===========      ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable & accrued liabilities .....     $   508,214      $   538,002
Short term notes payable ...................       1,661,680        1,606,481
Current portion of long term debt ..........         106,313          106,313
                                                 -----------      -----------
TOTAL CURRENT LIABILITIES ..................       2,276,207        2,250,796
                                                 -----------      -----------
LONG TERM DEBT
Mortgage payables, net of current portion ..         179,458          202,661
Notes payable, net of current portion ......          53,958          193,137
                                                 -----------      -----------
TOTAL LONG TERM DEBT .......................         233,416          395,798
                                                 -----------      -----------
TOTAL LIABILITIES ..........................       2,509,623        2,646,594
                                                 -----------      -----------
STOCKHOLDERS' EQUITY
Common stock, $.12 par value, 10,000,000
   shares authorized, 8,268,263 and
   8,097,372 shares outstanding at
   September 30, and March 31, 1996,
   respectively ............................         992,195          971,685
Additional paid - in capital ...............       5,446,286        4,881,808
Accumulated deficit prior to
   development stage (12/27/93) ............      (2,296,077)      (2,296,077)
Accumulated deficit during
   development stage .......................      (1,876,873)      (1,146,319)
                                                 -----------      -----------
TOTAL STOCKHOLDERS' EQUITY .................       2,265,531        2,411,097
                                                 -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY ..............................     $ 4,775,154      $ 5,057,691
                                                 ===========      ===========

   The accompanying notes are an integral part of these financial statements

                             NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1996              1995
REVENUES
Royalty income .............................      $         0       $    15,000
Other income ...............................            8,505             1,163
                                                  -----------       -----------
TOTAL REVENUES .............................            8,505            16,163
                                                  -----------       -----------
EXPENSES
General & administrative ...................          191,454           103,837
Interest expense ...........................           82,075            14,274
Salaries ...................................           30,586            15,896
Legal & professional fees ..................          144,567            71,233
Other ......................................           26,342            12,827
                                                  -----------       -----------
TOTAL EXPENSES .............................          475,024           218,067
                                                  -----------       -----------
NET LOSS ...................................      $  (466,519)      $  (201,904)
                                                  ===========       ===========
PER SHARE INFORMATION
Weighted average number of common
    shares outstanding .....................        8,268,267         7,998,661
                                                  ===========       ===========
Net loss per common share ..................      $     (0.06)      $     (0.03)
                                                  ===========       ===========

    The accompanying notes are an integral part of these financial statements

                             NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                              Cumulative Amounts
                                         Six Months Ended     During Development
                                           SEPTEMBER 30,             STAGE
                                       1996             1995    (SINCE 12/27/93)
                                    -----------     -----------  ---------------
REVENUES
Royalty income ...............    $     5,000     $    30,000     $   179,000
Other income .................         24,600           3,368         456,765
                                  -----------     -----------     -----------
TOTAL REVENUES ...............         29,600          33,368         635,765
                                  -----------     -----------     -----------
EXPENSES
General & administrative .....        302,900         214,539       1,022,680
Interest expense .............        115,823          38,007         262,317
Salaries .....................         42,901          29,300         146,329
Legal & professional fees ....        252,124          94,310         869,037
Other ........................         46,406          24,890         212,275
                                  -----------     -----------     -----------
TOTAL EXPENSES ...............        760,154         401,046       2,512,638
                                  -----------     -----------     -----------
NET LOSS .....................    $  (730,554)    $  (367,678)    $(1,876,873)
                                  ===========     ===========     ===========
PER SHARE INFORMATION
Weighted average number of
  common shares outstanding ..      8,264,528       7,998,661       6,281,065
                                  ===========     ===========     ===========
Net loss per common share ....    $     (0.09)    $     (0.05)    $     (0.30)
                                  ===========     ===========     ===========

    The accompanying notes are an integral part of these financial statements

                             NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                  Six Months Ended      Cumulative Amounts
                                                    SEPTEMBER 30,       During Development
                                                 1996         1995     STAGE (SINCE 12/27/93)
                                               ---------    ---------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................   $(730,554)   $(367,678)   $(1,876,873)

Adjustments to reconcile net loss to
net cash provided (used) by operating
activities:
    Depreciation ...........................      14,371        2,354         34,229
Changes in operating assets and liabilities:
    Receivable .............................     125,000            0        339,144
    Accounts payable & accrued liabilities .      20,450       87,514        556,582
                                               ---------    ---------    -----------
NET CASH USED IN OPERATING ACTIVITIES: .....    (570,733)    (277,810)      (946,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and assets held for development     (16,075)     (96,424)    (1,235,326)
    Purchase of furniture, fixtures, &
equipment ..................................      (1,694)     (11,886)       (30,732)
    Changes in short term investments ......       1,185            0          1,185
    Advances to related parties ............           0     (215,418)             0
                                               ---------    ---------    -----------
NET CASH USED BY INVESTING ACTIVITIES: .....     (16,584)    (323,728)    (1,264,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt .....................           0      315,034        554,333
    Proceeds due from escrow ...............           0      225,000              0
    Common stock issued for cash, net of
        offering costs .....................       3,750       21,697        994,063
    Payments on debt .......................    (162,383)     (39,168)      (388,049)
    Increase in short term debt ............     680,198            0        759,276
    Salaries contributed by officers .......           0            0          1,000
    Prepaid stock subscription .............           0            0        295,500
                                               ---------    ---------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES: .     521,565      522,563      2,216,123
                                               ---------    ---------    -----------
Net Increase (decrease) in cash ............     (65,752)     (78,975)         4,332

Beginning cash balance .....................      76,371       89,180          6,287
                                               ---------    ---------    -----------
Ending cash balance ........................   $  10,619    $  10,205    $    10,619
                                               =========    =========    ===========
SUPPLEMENTAL INFORMATION:
    CASH PAID FOR INTEREST .................   $ 133,225    $   3,482    $   236,584
    CASH PAID FOR TAXES ....................           0            0              0

    The accompanying notes are an integral part of these financial statements

                             NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1996
                        NOTES TO INTERIM FINANCIAL STATEMENTS

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

GAMING DEVELOPMENT

      The principal focus of management during 1996 was the negotiation of and signing of the agreement concerning the Black Hawk hotel/casino project. Additionally, management spent a substantial portion of its time raising capital necessary to fund the ongoing operations of the Company as well as to provide for capital to increase the Company's participation in the project. As a result of management's negotiations, an operating agreement was signed, March 7, 1996, with a wholly owned subsidiary of Caesars World Inc. ("Caesars") creating Caesars Black Hawk, LLC. ("Caesars Black Hawk"), (a Colorado limited liability Company). Caesars Black Hawk has not yet been fully capitalized by the Company and Caesars. The Company would hold its interest in Caesars Black Hawk through a wholly owned subsidiary. Under the terms of the operating agreement, the Company would make an initial capital contribution of land, valued under the agreement at $4.9 million. The land to be transferred includes lots 5,6,7 and 8 of Block 51 and adjoining land comprised of over three acres located in Black Hawk, Colorado. Options to acquire the land referred to as the iWeaver Parceli and the iWoodall Parceli were contributed by the Company and exercised in 1995. The land will be transferred to Caesars subject to any encumbrances and Caesars will satisfy such encumbrances up to $250,000, above which amount the capital account of the Company will be adjusted downward. On October 3, 1996, in a meeting at Caesar's headquarters in Las Vegas, Nevada, the Company through its financial advisor, entered into discussions with Caesars to revise the operating agreement. The Company will attempt to enter into a land swap agreement with the city of Black Hawk in order to obtain rights and title to a fifteen foot strip of bordering gaming property which would increase the square footage available for gaming, provide additional land to the joint venture, contribute $10 million in cash and arrange for the $70 million in necessary mortgage financing on the property. The Company is in involved in a land swap with the city of Black Hawk for the realignment of Miners Mesa Road, and is actively pursuing the private placement of a package of preferred stock, at the subsidiary level, in order to raise the required $10 million in additional equity. The Company has been assured by a major U.S. underwriter that if the equity is in place and Caesars management supports the project, they believe that the $70 million mortgage will be available. However, there can be no assurance that the Company's efforts to secure the additional $10

                             NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1996
                        NOTES TO INTERIM FINANCIAL STATEMENTS

million in equity will be successful and the exact terms of any such equity and/or the mortgage debt are not known. Under the terms of the current and proposed agreement, Caesars would prepare a development plan and be paid a fee of 2% of the construction budget estimated at about $1.5 million. The management of the hotel/casino project will be conducted pursuant to a Management Agreement with Caesars. Under the terms of the Management Agreement, Caesars will manage the project over a thirty year term, with the right to renew for two consecutive ten year terms. Caesars will be paid a base management fee equal to 5 percent of gross revenues generated by the project and an incentive management fee equal to 10 percent of the operating profit of the project before interest, income taxes, depreciation and amortization but excluding one-half of the base management fee, all as determined in accordance with generally accepted accounting principles.

REAL ESTATE DEVELOPMENT

      On May 19, 1995, the Company transferred real estate to Gold Mountain Development, LLC, an entity in which the Company had a forty percent interest. Real estate, having a cost basis of $867,283, mortgages payable and certain other assets were transferred to Gold Mountain Development, LLC. The Company received a note receivable from Gold Mountain in the amount of $919,248 which bears interest at the rate of fourteen percent per annum and matures on March 31, 1997. The Company was required to assume debt totaling $115,384. On September 1, 1995, the Company acquired the remaining 60% interest in Gold Mountain Development, LLC, making it a wholly owned subsidiary. The former members received a portion of the land owned subject to the underlying mortgages and a note in the amount of $150,000, which had a balance of $24,693 as of September 30, 1996. Intercompany balances have been eliminated in preparing the Company's financial statements as of September 30, 1996.

       On July 9, 1996, President Clinton signed legislation authorizing a public-private land exchange that will make possible the creation of a major new residential and recreational development near the Black Hawk gaming area west of Denver, while also preserving 8,700 acres of pristine wilderness area throughout Colorado. Public law 104-158 authorizes the Bureau of Land Management to swap 133 separate tracts of federal land comprised of over 300 acres, which will complete the final assemblage of land for a 500 acre master planned community overlooking Black Hawk and Central City. This project is designed to provide housing, commercial infrastructure, retail and resort facilities for the more than 5,000 new residents to the fast growing gaming area.

MINING INTERESTS

      The Company had joint-venture agreements with such mining companies as Hanna Mining, Noranda Exploration Inc., Southern Pacific Land Co., Santa Fe Minerals, AMAX Exploration Inc., Dexter Gold Mines Inc., and Cameco U.S., Inc., ("Cameco"). The Cameco U.S., Inc., agreement was terminated effective March 31, 1996. Effective November 1, 1996, the Company entered into a mining lease with Sagebrush Exploration, Inc., ("Sagebrush") to explore, develop, and mine the property.

                             NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1996
                        NOTES TO INTERIM FINANCIAL STATEMENTS

      As of March 31, 1995, the Company entered into an agreement to purchase 100% of the outstanding common stock of Sunrise Land and Minerals, Inc., ("Sunrise"). The seller financed the entire purchase price of the acquisition through a non-recourse note. Effective August 23, 1996, the Company retired the short term non-recourse note associated with the Sunrise purchase, through the issuance of restricted shares of the Company's common stock.

REVERSE SPLIT

      On August 23, 1996, the Board of Directors ("Board") of Nevada Gold & Casinos, Inc., approved and declared a three for one reverse stock split ("Stock Split") of the Company's authorized and issued and outstanding shares of common stock, par value $.04 per share ("Common Stock"). Holders of the Common Stock were not entitled to cumulative voting. The record date to determine the number of shares affected by the Stock Split was set at September 23, 1996 (the iRecord Date").

       The Stock Split was effective as of the Record Date with respect to all the Company's authorized and issued and outstanding shares of Common Stock held of record as of the Record Date. The Stock Split was accompanied by an increase in the par value of the Common Stock from $.04 per share to $.12 per share. Existing outstanding shares of Common Stock as of the Record Date was reverse split on a three to one basis. Shareholders holding less than one share of Common Stock after the Stock Split will receive from the Company, in lieu of a fraction of a share, payment for the fraction at $6.00 per share. All other shareholders, (shareholders holding more than one share) owning any fraction of a share after the Stock Split, were issued, at no cost to the shareholder, such additional fraction of a share as is necessary to increase the fractional share to a full share. Payment to each holder of less than one share will be made upon receipt by the Company of such holder's stock certificate(s) issued prior to the Record Date. Any fractional shares to be issued to holders of greater than one share will be issued to each such holder upon receipt by the Company's transfer agent, Nevada Agency & Trust Company, of such holder's stock certificates issued prior to the Record Date. Upon completion of the reverse split, the total number of authorized shares of Common Stock was reduced from 30,000,000 to 10,000,000 and the total number of issued and outstanding shares of Common Stock were reduced from 24,835,213 shares to up to 8,281,405 shares, depending upon the number of fractional shares issued to complete the Stock Split. All shares, including any shares reserved for issuance pursuant to any options or warrants granted by the Company, will be automatically adjusted to reflect the Stock Split.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments

                             NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1996
                        NOTES TO INTERIM FINANCIAL STATEMENTS

considered necessary for fair presentation have been included. Certain prior year balances have been reclassified to conform to current year presentation.

      These financial statements are consolidated for all wholly owned subsidiaries. All significant transactions and balances have been eliminated in the financial statements.

CHANGES IN DEBT

      In 1996, the Company offered $8.5 Million in Convertible Secured Notes. As of August 23, 1996, the Company withdrew this debt offering. Funds in the escrow account were returned in compliance with the terms of the offering.

      On July 5, 1996, the Company issued $2,030,000 in discounted commercial paper with a 31 day term, for which it received proceeds of $2,000,000. The commercial paper was paid in full at maturity.

      During the six months ended September 30, 1996, the Company increased its short term debt by $680,198 to cover its operating deficit and to reduce its long term debt. Advances in the amount of $100,778 were received from Affiliates.

                             NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1996

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues decreased $7,658 for the three months ended September 30, 1996 compared to the same period in the prior year. The prior year included $15,000 royalty income received under the terms of a rental agreement with Cameco. Due to the termination of this agreement, no royalty income was received in the current year. The current quarter included a $7,342 increase in other income, primarily interest income earned on the proceeds of the $2,000,000 commercial paper.

General and administrative expenses increased $87,618, including increases of $24,000 for commission expense related to the acquisition of financing, and $36,635 for annual maintenance fees in association with the Company's Goldfield properties, which were paid by Cameco in prior years.

Interest expense increased $67,801 for the three months ended September 30, 1996 as compared to the same period last year. The current quarter included $30,000 interest on the $2,000,000 commercial paper and an increase of $37,661 in interest expense for short term notes .

Salaries increased $14,690 for the three months ended September 30, 1996 as compared to the same period last year, primarily for the Caesars Black Hawk Project.

Legal and professional fees increased $73,334, generally attributable to costs associated with the acquisition of capital, legal fees related to the Caesars Black Hawk project, and audit and accounting fees associated with the Company's annual audit.

Other expenses increased $13,513, including an increase of $12,746 in printing expenses, primarily for SEC filings.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1995

Revenues decreased $3,768 for the six months ended September 30, 1996 compared to the same period in the prior year. The prior year included $30,000 royalty income related to a rental agreement with Cameco. Due to the termination of this agreement, only $5,000 was recorded in the current year. The current quarter included a $21,676 increase in other income, particularly interest income earned on the proceeds of the $2,000,000 commercial paper and other interest on short term notes receivable.

                             NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1996

General and administrative expenses increased $88,361, including $36,635 for annual maintenance fees in association with the Company's Goldfield properties, which were paid by Cameco in prior years, and increases of $13,941 for contract labor, $10,951 for depreciation , and $9,051 for telephone expense.

Interest expense increased $77,816, for the six months ended September 30, 1996 as compared to the same period last year. The current year included $30,000 interest on the $2,000,000 commercial paper and an increase of $47,172 in other interest expense, primarily for other short term notes payable.

Salaries increased $13,601 for the six months ended September 30, 1996 as compared to the same period last year, primarily for the Caesars Black Hawk project.

Legal and professional fees increased $157,814, generally attributable to the indirect and general costs associated with the acquisition of capital during the year, legal fees related to the Caesars Black Hawk project and the $8.5 million debt offering, and audit and accounting fees associated with the Company's annual audit.

Other expenses increased $21,516, including an increase of $17,520 in printing expenses, primarily for SEC filings.
 .
LIQUIDITY AND CAPITAL RESOURCES

      For the period ended September 30, 1996, revenues of the Company did not cover it's operating deficit. Additionally, there have been no revenues from the Company's gaming interests to date, since the activities are currently in the pre-development stage. Management does not anticipate significant increases in revenues from any of its operations over the next year. Through Affiliates and third parties, the Company increased its short term debt by $680,198 to cover its operating deficit and to reduce its long term debt. Some funds were obtained through private sales of restricted Company stock to iaccreditedi investors, as that term is defined under Securities and Exchange Commission Regulation D.

      The Company will continue to require substantial capital to fund the continued acquisition and development of the real estate properties and to cover the anticipated operating deficits and debt maturities during the next several years. As of August 23, 1996, the Company withdrew the $8.5 million debt offering. Funds in the escrow account were returned in compliance with the terms of the offering. The Company is currently pursuing a $10.5 million institutional equity offering to increase its ownership interest to approximately 60% in the Caesars Black Hawk project. The Company has obtained a letter of undertaking from Salomon Brothers Inc., offering assistance in the mortgage financing for the Caesars Black Hawk project. No assurance can be given; however, that such capital will be obtained from any of the parties with whom the Company is negotiating. The short term viability of the Company is dependent upon its ability to raise sufficient capital to meet its cash requirements.

                             NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1996

SUBSEQUENT EVENTS

    The Company has a $350,000 master secured note which is collateralized by the Company's 4 gaming lots located in Black Hawk, Colorado. The note calls for an interest rate of 12% per annum, with both principle and interest due at maturity, October 3, 1996. The Company has relied on an oral extension of the maturity date, during the interim and has a commitment for alternative financing and intends to pay this note in full. However, there can be no assurance that such capital will be obtained from any of the parties with whom the Company is negotiating.

     Effective November 1, 1996, the Company entered into a mining lease with Sagebrush Exploration, Inc., ("Sagebrush") to explore, develop, and mine the Goldfield property. The Company received an cash payment of $32,100, and Sagebrush will pay an advance minimum royalty payment of $5,000 per month. The Company is also to receive a production royalty of five percent (5%) of inet smelter returnsi for all products mined or removed from the property. Sagebrush may elect at any time during the course of the agreement to purchase up to one percent (1%) of the royalty for the sum of $2.5 million. The Company will receive from Sagebrush, upon approval of the Vancouver Stock Exchange, 50,000 shares of the capital stock from its parent company, Coromandel Resources, Ltd., ("Coromandel"). The Company will receive an additional 50,000 shares of capital stock of Coromandel one year from the effective date of this lease. This agreement is for an initial term of 10 years. The lease can be extended at Sagebrush's option for nine additional terms of 10 years each, so long as Sagebrush is conducting exploration, development, or mining of the property. For a period of 66 months from the effective date of this agreement, the Company has the option to acquire a 49% working interest in the property. Sagebrush agrees to incur expenditures and development of the property of not less than $5 million in the aggregate, over the first five years of this agreement. Sagebrush will also be responsible for keeping the property current on any and all taxes and maintenance fees.

                             NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1996

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                      None

ITEM 2.        CHANGES IN SECURITIES                                  None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.                  Not  Applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS.                              Not  Applicable

ITEM 5.        OTHER INFORMATION.

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

               *  Exhibits are incorporated by reference.

         SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


NEVADA GOLD & CASINOS, INC.
    (Registrant)

By:/s/ DAVID K. MCCALEB
       David K. McCaleb
       Treasurer

DATE: November 14, 1996