Form 10-Q
period 1996-12-31
NEVADA GOLD & CASINOS INC
filed 1997-02-14
CIK 277058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              Quarterly report pursuant to section 13 or 15 (d) of
                       the securities exchange act of 1934

                     For the quarter ended DECEMBER 31, 1996

                          Commission file number 0-8927

                           NEVADA GOLD & CASINOS, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                       88-0142032
(State or other Jurisdiction               (IRS Employer Identification Number)
       of incorporation)

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

                               Yes [X]    No [ ]

As of December 31, 1996 there were 8,316,357 shares of common stock outstanding.

                           NEVADA GOLD & CASINOS, INC.
                                      INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS
                                                                        PAGE NO.
                                                                        --------
           Balance Sheets as of December 31, and March 31, 1996             3

           Statements of Operations for the three months ended
           December
               31, 1996 and  1995                                           4

           Statements of Operations for the nine months ended
           December
               31, 1996 and 1995                                            5

           Statements of Cash Flows  for the nine months ended
               December 31, 1996 and  1995                                  6

           Notes to interim Financial Statements                            7

ITEM 2.
           Management's Discussion and Analysis
               of Financial Condition and Results of Operations            12

PART II

           OTHER INFORMATION

           Item 1 through 6                                                15

                           NEVADA GOLD & CASINOS, INC.
                                 BALANCE SHEETS

                                                     December 31,      March 31,
                                                        1996             1996
                                                     -----------    -----------
                                                    (Unaudited)        (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents .........................  $    64,353    $    76,371
Short term investments ............................       15,609        109,789
Receivable from broker ............................            0        125,000
Other assets ......................................       70,000              0
                                                     -----------    -----------
TOTAL CURRENT ASSETS ..............................      149,962        311,160

Property and assets held for development ..........    4,146,160      4,127,084

Mining properties & claims ........................      480,812        480,812
Furniture, fixtures and equipment, net ............      117,793        138,635
                                                     ===========    ===========
TOTAL ASSETS ......................................  $ 4,894,727    $ 5,057,691
                                                     ===========    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities ..........  $   352,097    $   538,002
Short term notes payable ..........................    1,273,333      1,606,481
Current portion of long term debt .................      108,364        106,313
                                                     -----------    -----------
TOTAL CURRENT LIABILITIES .........................    1,733,794      2,250,796
                                                     -----------    -----------
LONG TERM DEBT
Mortgages payable, net of current portion .........      171,233        202,661
Notes payable, net of current portion .............       42,350        193,137
                                                     -----------    -----------
TOTAL LONG TERM DEBT ..............................      213,583        395,798
                                                     -----------    -----------
TOTAL LIABILITIES .................................    1,947,377      2,646,594
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares
     authorized, 90,100 shares outstanding at
     December 31, 1996 ............................      901,000           --
Common stock, $.12 par value, 10,000,000 shares
    authorized, 8,316,357 and 8,097,372 shares
    outstanding at December 31, and March 31, 1996,
    respectively ..................................      997,963        971,685
Additional paid in capital ........................    5,546,565      4,881,808
Accumulated deficit prior to development
    stage (12/27/93) ..............................   (2,296,077)    (2,296,077)
Accumulated deficit during development stage ......   (2,202,101)    (1,146,319)
                                                     -----------    -----------
 TOTAL STOCKHOLDERS' EQUITY .......................    2,947,350      2,411,097
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY ........................................  $ 4,894,727    $ 5,057,691
                                                     ===========    ===========

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       1996             1995
                                                   -----------      -----------
REVENUES
Royalty income ...............................     $    10,000      $    15,000
Other income .................................          39,290              905
                                                   -----------      -----------
TOTAL REVENUES ...............................          49,290           15,905
                                                   -----------      -----------
EXPENSES
General & administrative .....................          68,870          100,286
Interest expense .............................         171,016            8,607
Salaries .....................................          57,119           19,300
Legal & professional fees ....................          52,875          147,984
Other ........................................          24,638           52,349
                                                   -----------      -----------
TOTAL EXPENSES ...............................         374,518          328,526
                                                   -----------      -----------
NET LOSS .....................................     $  (325,228)     $  (312,621)
                                                   ===========      ===========
PER SHARE INFORMATION
Weighted average number of common
    shares and equivalent outstanding ........       8,816,762        7,998,661
                                                   ===========      ===========
Net loss per common share ....................     $      (.04)     $      (.04)
                                                   ===========      ===========

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Cumulative
                                                                     Amounts
                                         Nine Months Ended           During
                                              December 31,          Development
                                        --------------------------  Stage (Since
                                           1996           1995       12/27/93)
                                        -----------    ---------    -----------
REVENUES
Royalty income ......................   $    15,000    $  45,000    $   189,000
Other income ........................        63,890       71,910        496,056
                                        -----------    ---------    -----------
TOTAL REVENUES ......................        78,890      116,910        685,056
                                        -----------    ---------    -----------
EXPENSES
General & administrative ............       371,770      320,838      1,091,550
Interest expense ....................       286,839       62,188        433,333
Salaries ............................       100,020       48,600        203,448
Legal & professional fees ...........       304,999      267,858        921,913
Other ...............................        71,043       89,802        236,913
                                        -----------    ---------    -----------
TOTAL EXPENSES ......................     1,134,671      789,286      2,887,157
                                        -----------    ---------    -----------
NET LOSS ............................   $(1,055,781)   $(672,376)   $(2,202,101)
                                        ===========    =========    ===========
PER SHARE INFORMATION
Weighted average number of common
    shares and equivalent ...........     8,791,921    7,998,661      6,440,043
                                        ===========    =========    ===========

Net loss per common share ...........   $      (.12)   $    (.08)   $      (.34)
                                        ===========    =========    ===========

      The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Cumulative
                                                                     Amounts
                                         Nine Months Ended           During
                                              December 31,          Development
                                        --------------------------  Stage (Since
                                           1996           1995       12/27/93)
                                          ---------    ---------    -----------
CASH FLOWS FROM OPERATING
Activities:
Net income (loss) ..................... $(1,055,781)   $(672,376)   $(2,202,101)

Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
    Depreciation ......................      19,959        3,531         39,817
    Changes in operating assets
     and liabilities:
        Receivable ....................     109,179            0        323,323
        Accounts payable and
          accrued liabilities .........     448,035      314,590        984,167
                                          ---------    ---------    -----------
NET CASH USED IN OPERATING
ACTIVITIES ............................    (478,608)    (354,255)      (854,793)
                                          ---------    ---------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
    Property and assets held for
      development .....................     (19,075)    (260,499)    (1,238,326)
    Purchase of furniture, fixtures
      and equipment ...................           0      (21,736)       (29,038)
    Advances to related parties .......           0     (227,547)             0
    Other, net ........................           0       66,209              0
                                          ---------    ---------    -----------
NET CASH USED BY INVESTING
ACTIVITIES ............................     (19,075)    (443,573)    (1,267,364)
                                          ---------    ---------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
    Proceeds from debt ................           0      333,092        554,333
    Proceeds from escrow ..............           0      225,000              0
    Common  stock issued for cash,
      net of offering costs ...........      31,250       21,697      1,021,563
    Fractional shares redeemed ........         (36)           0            (36)
    Payments on debt ..................    (180,165)     (79,091)      (405,831)
    Increase in short term debt .......     634,616      239,979        713,694
    Salaries contributed by officers ..           0            0          1,000
    Prepaid stock subscription ........           0            0        295,500
                                          ---------    ---------    -----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES ............................     485,665      740,677      2,180,223
                                          ---------    ---------    -----------
Net increase (decrease) in cash .......     (12,018)     (57,151)        58,066

Beginning cash balance ................      76,371       89,180          6,287
                                          ---------    ---------    -----------
Ending cash balance ...................   $  64,353    $  32,029    $    64,353
                                          =========    =========    ===========
SUPPLEMENTAL INFORMATION:
    Cash paid for interest ............   $ 146,884    $   3,482    $   250,243
                                          =========    =========    ===========
    Cash paid for taxes ...............   $       0    $       0    $         0
                                          =========    =========    ===========

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1996
                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

GAMING DEVELOPMENT

      During 1996, management negotiated and signed an agreement concerning the Black Hawk hotel/casino project. The Company also entered into a land swap agreement with the City of Black Hawk to obtain a fifteen foot strip of bordering gaming property which increased the square footage available for gaming.

      Management spent a substantial portion of its time raising capital necessary to fund the ongoing operations of the Company as well as to provide for capital to increase the Company's participation in the project. In January 1997, the Company engaged Jefferies and Company, Inc. ("Jefferies" or the "Financial Advisor") a nationally known investment banking concern, prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the planned hotel/casino project. There can be no assurance, however, that the Company's efforts to secure additional funds will be successful and the exact terms of any such equity and/or notes are not known.

      On March 7, 1996, an operating agreement was signed with a wholly owned subsidiary of Caesars World Inc. ("Caesars") creating Caesars Black Hawk, LLC. ("Caesars Black Hawk"), (a Colorado limited liability Company). Caesars would prepare a development plan and be paid a fee of 2% of the construction budget estimated at about $1.5 million. The management of the hotel/casino project would be conducted pursuant to a Management Agreement with Caesars, who would be paid a base management fee equal to 5 percent of gross revenues generated by the project and an incentive management fee equal to 10 percent of the operating profit of the project before interest, income taxes, depreciation and amortization, but excluding one-half of the base management fee.

      On October 3, 1996, in a meeting at Caesar's headquarters in Las Vegas, Nevada, the Company entered into discussions with Caesars to revise the operating agreement. The Company has continued its discussions with Caesars regarding modifications of its joint venture with Caesars and joint development of the project and believes that the original joint venture with Caesars may be substantially modified. The

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1996
                      NOTES TO INTERIM FINANCIAL STATEMENTS

Company's Financial Advisor is assisting the Company in developing a modified financial structure for the project and the Company, with its Financial Advisor, is evaluating all available alternatives.

REAL ESTATE DEVELOPMENT

      On September 9, 1994, Gold Mountain Development, LLC was formed. Per negotiated agreement with the other three members, Nevada Gold & Casino's ownership was 40%. The Company had no cost basis in this ownership. On May 19, 1995, the Company transferred real estate having a cost basis of $867,283, mortgages payable and certain other assets to Gold Mountain Development, LLC. The Company received a note receivable from Gold Mountain in the amount of $919,248 which bears interest at the rate of 14% per annum and matures on March 31, 1997. The Company was required to assume debt totaling $115,384.

      On September 26, 1995, the Company acquired the remaining 60% interest in Gold Mountain Development, LLC, making it a wholly owned subsidiary. The former members received a portion of the land owned subject to the underlying mortgages. The Company conveyed real estate having a cost basis of $242,063 and a note in the amount of $150,000, which had a balance of $24,693 as of December 31, 1996. In accordance with this transaction, the Company was released from $115,384 of debt that has been assumed with the original purchase of equity into Gold Mountain, LLC in May, 1995. Approximately $96,239 of debt was assumed by the former members. In connection with the acquisition of the remaining interest in Gold Mountain Development, LLC, the value of the assets owned by Gold Mountain Development, LLC were recorded at management's estimate of their fair value, with a resulting adjustment to the equity of Gold Mountain Development, LLC. Intercompany balances have been eliminated in preparing the Company's financial statements as of December 31, 1996.

       On July 9, 1996, President Clinton signed legislation authorizing a public-private land exchange that will make possible the creation of a major new residential and recreational development near the Black Hawk gaming area west of Denver, while also preserving 8,700 acres of pristine wilderness area throughout Colorado. Public law 104-158 authorizes the Bureau of Land Management to swap 133 separate tracts of federal land comprised of over 300 acres, which will complete the final assemblage of land for a 500 acre master planned community overlooking Black Hawk and Central City. This project is designed to provide housing, commercial infrastructure, retail and resort facilities for more than 5,000 new residents to the fast growing gaming area.

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

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1996
                      NOTES TO INTERIM FINANCIAL STATEMENTS

MINING INTERESTS

      The Company has had joint-venture agreements with such mining companies as Hanna Mining, Noranda Exploration Inc., Southern Pacific Land Co., Santa Fe Minerals, AMAX Exploration Inc., Dexter Gold Mines Inc., and Cameco U.S., Inc., ("Cameco"). The Cameco U.S., Inc., agreement was terminated effective March 31, 1996. Effective November 1, 1996, the Company entered into a new lease with Sagebrush Exploration, Inc., ("Sagebrush") to explore, develop, and mine the Goldfield property. The Company received a cash payment of $32,100 for annual land maintenance fees, and the lease also calls for advance minimum royalty payment of $5,000 per month. The Company is also to receive a production royalty of five percent (5%) of "net smelter returns" for all products mined or removed from the property. Sagebrush may elect at any time during the course of the agreement to purchase up to one percent (1%) of the royalty for the sum of $2.5 million. The Company will receive from Sagebrush, upon approval of the Vancouver Stock Exchange, 50,000 shares of the capital stock from its parent company, Coromandel Resources, Ltd., ("Coromandel"). The Company will receive an additional 50,000 shares of capital stock of Coromandel one year from the effective date of this lease. This agreement is for an initial term of 10 years. The lease can be extended at Sagebrush's option for nine additional terms of 10 years each, so long as Sagebrush is conducting exploration, development, or mining of the property. For a period of 66 months from the effective date of this agreement, the Company has the option to acquire a 49% working interest in the property. Sagebrush agrees to incur expenditures and development of the property of not less than $5 million in the aggregate, over the first five years of this agreement. Sagebrush will also be responsible for keeping the property current on any and all taxes and maintenance fees.

REVERSE SPLIT

      On August 23, 1996, the Board of Directors ("Board") of Nevada Gold & Casinos, Inc. approved and declared a three for one reverse stock split ("Stock Split") of the Company's authorized and issued and outstanding shares of common stock, par value $.04 per share ("Common Stock"). Holders of the Common Stock were not entitled to cumulative voting. The record date to determine the number of shares affected by the Stock Split was set at September 23, 1996 (the "Record Date").

       The Stock Split was effective as of the Record Date with respect to all the Company's authorized and issued and outstanding shares of Common Stock held of record as of the Record Date. The Stock Split was accompanied by an increase in the par value of the Common Stock from $.04 per share to $.12 per share. Existing outstanding shares of Common Stock as of the Record Date were reverse split on a three to one basis. Shareholders holding less than one share of Common Stock after the Stock Split will receive from the Company, in lieu of a fraction of a share, payment for the fraction at $6.00 per share. All other shareholders, (shareholders holding more than one share) owning any fraction of a share after the Stock Split, were issued, at no cost to the shareholder, such additional fraction of a share as is necessary to

                                DECEMBER 31, 1996
                      NOTES TO INTERIM FINANCIAL STATEMENTS

increase the fractional share to a full share. Payment to each holder of less than one share will be made upon receipt by the Company of such holder's stock certificate(s) issued prior to the Record Date. Any fractional shares to be issued to holders of greater than one share will be issued to each such holder upon receipt by the Company's transfer agent, Nevada Agency & Trust Company, of such holder's stock certificates issued prior to the Record Date. Upon completion of the reverse split, the total number of authorized shares of Common Stock was reduced from 30,000,000 to 10,000,000 and the total number of issued and outstanding shares of Common Stock was reduced from 24,835,213 shares to up to 8,281,405 shares, depending upon the number of fractional shares issued to complete the Stock Split. All shares, including any shares reserved for issuance pursuant to any options or warrants granted by the Company, will be automatically adjusted to reflect the Stock Split.

PREFERRED STOCK

      Effective December 31, 1996, the Board of Directors and shareholders having at least a majority of the voting power of the shares of the Company authorized and approved the Company to authorize 500,000 shares of Preferred Stock, $10 par value per share. The preferred stock may be issued in one or more series, which may be determined at the time of issuance by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on particular matters), preference as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. On December 31, 1996, the Board of Directors approved the issuance of 125,000 shares of preferred stock and the Company issued 90,100 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short term notes payable to Clay County Holdings, Inc., an affiliate of the Secretary, and accrued management fees due to Aaminex Capital Corp., an affiliate of the President.

WARRANTS

      The Company granted warrants to purchase 666,667 shares of common stock at $2.25 a share to Pravin Banker or Assigns for financial advisor services provided during 1996. These options expire on July 1, 1999.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Certain prior year balances have been reclassified to conform to current year presentation.

      These financial statements are consolidated for all wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the financial statements.

                                DECEMBER 31, 1996
                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

      During the nine months ended December 31, 1996, the Company increased its short term debt by $634,616 to cover its operating deficit and to reduce its long term debt. Advances in the amount of $111,685 were received from Affiliates.

    The Company has a $350,000 master secured note which is collateralized by the Company's 4 gaming lots located in Black Hawk, Colorado. The note called for an interest rate of 12% per annum, with both principal and interest due at maturity, October 3, 1996. The Company has received extensions of the maturity date, both written and verbal, from the various participants in the note. The Company is attempting to secure alternative financing; however, there can be no assurance that such capital will be obtained from any of the parties with whom the Company is negotiating.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1996

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED
 DECEMBER 31, 1995

      Revenues increased $33,385 for the three months ended December 31, 1996 compared to the same period in the prior year. The current quarter included a $38,385 increase in Other Income, primarily interest income received from BSH, Inc., an affiliate of the President and Treasurer. Royalty Income decreased $5,000. The current year included $10,000 under the terms of the Sagebrush Exploration rental agreement that was effective beginning November 1, 1996, while the prior year included $15,000 received under the terms of a rental agreement with Cameco that was terminated effective March 31, 1996.

      General and Administrative expenses decreased $31,416, including a decrease of $29,940 in land maintenance fees. This decrease is primarily the result of a $32,100 reimbursement received from Sagebrush for a portion of expenses of $32,065 for annual maintenance fees in association with the Company's Goldfield properties that were originally paid and expensed in September 1996. The land maintenance fees were paid by Cameco in prior years.

      Interest Expense increased $162,409 for the three months ended December 31, 1996 as compared to the same period last year. The current quarter included interest expense on short term notes and interest on the accrued expenses related to the management agreement with Aaminex.

      Salaries increased $37,819 for the three months ended December 31, 1996 as compared to the same period last year, because employees have been added for the Caesars Black Hawk Project and to handle functions previously provided by contract services.

      Legal and Professional fees decreased $95,108, including decreases of $63,029 for accounting expense and $28,111 in legal fees. The prior year included costs associated with the acquisition of capital, legal fees related to the Caesars Black Hawk project, and audit and accounting fees associated with the Company's annual audit.

      Other Expenses decreased $27,712, including decreases of $17,869 in stockholder expense, primarily for the annual meeting, and $14,264 in promotional expense, including press releases and public relations expense and $8,500 for sponsorship of a reception and for a presentation at the Regional Investment Bankers Association's 65th Investment Banking Conference.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1996

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH NINE MONTHS ENDED
 DECEMBER 31, 1995

      Revenues decreased $38,020 for the nine months ended December 31, 1996 compared to the same period in the prior year. Royalty Income decreased $30,000. The current year included $10,000 under the terms of the Sagebrush Exploration rental agreement that was effective beginning November 1, 1996 and $5,000 under the terms of a rental agreement with Cameco that was terminated effective March 31, 1996. The prior year included $45,000 from Cameco. Included in Other Income for the nine months ended December 31, 1995 was $67,637 recognized as a gain on the disposal of assets in connection with the acquisition of the remaining interest in Gold Mountain Development, LLC and the related distribution of land to the former members. The current year included a $59,611 increase in interest income including interest earned on the proceeds of the $2,000,000 commercial paper and $33,385 interest income received from BSH, Inc., an affiliate of the President and Treasurer.

      General and Administrative expenses increased $50,933, including increases of $16,500 for commission expense, $16,427 for depreciation , and $6,799 for telephone expense.

      Interest Expense increased $224,650, for the nine months ended December 31, 1996 as compared to the same period last year. The current year included $30,000 interest on the $2,000,000 commercial paper and an increase of $193,853 in other interest expense, primarily for other short term notes payable and interest on the accrued expenses related to the management agreement with Aaminex.

      Salaries increased $51,420 for the nine months ended December 31, 1996 as compared to the same period last year, because employees have been added for the Caesars Black Hawk Project and to handle functions previously provided by contract services.

      Legal and Professional fees increased $37,142, generally attributable to the acquisition of capital during the year, legal fees related to the Caesars Black Hawk project and the $8.5 million debt offering.

      Other Expenses decreased $18,760, including a decrease of $23,652 in promotional expense. The prior year included expenses for the Regional Investment Bankers Association and costs of press releases and other public relations expense.

LIQUIDITY AND CAPITAL RESOURCES

      For the period ended December 31, 1996, revenues of the Company did not cover it's operating deficit. Additionally, there have been no revenues from the Company's gaming interests to date, since the activities are currently in the pre-development stage. Management does not anticipate significant increases in revenues from any of its operations over the next year.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1996

      Through third parties and Affiliates, the Company increased its short term debt by $634,616 to cover its operating deficit and to reduce its long term debt. Some funds were obtained through private sales of restricted Company Stock to "accredited" investors, as that term is defined under Securities and Exchange Commission Regulation D.

      On December 31, 1996, the Board of Directors and shareholders having at least a majority of the voting power of the shares of the Company authorized and approved the Company to authorize 500,000 share of Preferred Stock, $10 par value per share. The preferred stock may be issued in one or more series, which may be determined at the time of issuance by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on particular matters), preference as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. On December 31, 1996, the Board of Directors approved the issuance of 125,000 shares of preferred stock and the Company issued 90,100 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short term notes payable to Clay County Holdings, an affiliate of the Secretary, and accrued management fees due to Aaminex, an affiliate of the President.

      The Company will continue to require substantial capital to fund the continued acquisition and development of the real estate properties and to cover the anticipated operating deficits and debt maturities during the next several years. As of August 23, 1996, the Company withdrew the $8.5 million debt offering. Funds in the escrow account were returned in compliance with the terms of the offering. The Company is actively pursuing the structuring, issuance and sale of up to $140 million of notes and up to $25 million in equity. No assurance can be given; however, that such capital will be obtained from any of the parties with whom the Company is negotiating. The short term viability of the Company is dependent upon its ability to raise sufficient capital to meet its cash requirements.

SUBSEQUENT EVENTS

      The Company had a $400,000 12% note collateralized by 66,667 shares of Company stock owned by Clay County Holdings, an affiliate of the Secretary. The note matured on January 31, 1997. The maturity date of the note has been extended for six months and the interest rate has been increased to 18%.

      On January 10, 1997, the Company engaged Jefferies & Company, Inc. , a nationally known investment banking concern, prominent in the gaming industry, as exclusive financial advisor and sole placement agent in connection with the structuring, issuance and sale of notes and/or equity in connection with the development of its gaming project in Black Hawk, Colorado. Upon consummation of the sale of the notes and/or equity, the Financial Advisor will receive a fee based upon the aggregate principal amount of notes and/or equity sold. Upon the opening of the hotel/casino, the Financial Advisor will also receive a success fee.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1996

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES.

                     On December 31, 1996, the Board of Directors and shareholders having at least a majority of the voting power of the shares of the Company authorized and approved the Company to authorize 500,000 share of Preferred Stock, $10 par value per share. The preferred stock may be issued in one or more series, which may be determined at the time of issuance by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on particular matters), preference as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. On December 31, 1996, the Board of Directors approved the issuance of 125,000 shares of preferred stock and the Company issued 90,100 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short term notes payable to Clay County Holdings, an affiliate of the Secretary, and accrued management fees due to Aaminex, an affiliate of the President.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                     On December 31, 1996, the Board of Directors and shareholders having at least a majority of the voting power of the shares of the Company authorized and approved the Company to authorize 500,000 share of Preferred Stock, $10 par value per share. The preferred stock may be issued in one or more series, which may be determined at the time of issuance by the Board of Directors without further action by the stockholders, and may include voting rights (including the right to vote as a series on particular matters), preference as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. This was done by a consent to action without a meeting of the majority shareholders and the Board of Directors of the Company and votes representing 5,338,489 shares were cast for this matter.

ITEM 5.  OTHER INFORMATION.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1996

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

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1996

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                NEVADA GOLD & CASINOS, INC.
                                                      (Registrant)


                                                By: /s/ ELIZABETH A. WOODS
                                                        Elizabeth A. Woods
                                                        Treasurer

DATE: February 14, 1997