Form 10-K
period 1997-03-31
NEVADA GOLD & CASINOS INC
filed 1997-07-15
CIK 277058

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year Ended
         MARCH 31, 1997                                       0-8927

                           NEVADA GOLD & CASINOS, INC.
             (Exact name of registrant as specified in its charter)

              NEVADA                                 88-0142032
   (State or other jurisdiction                    (IRS Employer
         of incorporation)                      Identification Number)

 3040 POST OAK BLVD., SUITE 675, HOUSTON, TEXAS               77056
   (Address of principal executive offices                  (Zip Code)

Registrant's telephone number:  (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.12 PER SHARE
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No ___ (2) Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of Common Stock held by non-affiliates of the Registrant at March 31, 1997, based upon the last reported sales price of the NASDAQ Bulletin Board, was $14,610,831.

At March 31,1997, 8,349,046 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:      NONE

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

                                     PART I
ITEM 1.  BUSINESS

GENERAL

           Nevada Gold & Casinos, Inc. ("the Company") was formed in 1977 under the name Pacific Gold & Uranium Corporation for the principal purpose of operating and managing mining activities, primarily in the western United States. During 1993, in connection with the acquisition of a controlling interest in the Company by Affiliates of the Company's current management, the Company's primary focus was redirected toward the development of gaming and real estate properties in Colorado. The Company's current business activities are described below:

GAMING DEVELOPMENT

           In 1990, the State of Colorado amended its constitution to permit "limited stakes gaming" in the cities of Cripple Creek, Central City and Black Hawk, each considered an old mining town of historical significance. As a result, property values in these communities increased substantially, particularly in the limited areas that were zoned for gaming. During the fall of 1993, the Company commenced negotiations with Clay County Holdings, one of the previous owners of the property, to acquire certain properties located in and around the City of Black Hawk (the "Colorado Properties") in exchange for a 75 percent ownership interest in the Company. The acquisition of the Colorado Properties was accomplished in two stages. During 1994 and 1995, the Company acquired all of Clay County Holding's 60 percent undivided interest in the Colorado Properties. In exchange for its undivided interest, Clay County Holdings was granted 3,166,667 and 268,101 shares of the authorized, but unissued shares of the Company on December 6, 1993 and August 1, 1994, respectively. This transaction (the "Clay County Acquisition") gave Clay County Holdings a controlling interest in the Company. The acquired undivided interest was recorded by the Company based upon the fair market value of the interest as determined by an independent third party appraisal. To complete the second stage of this transaction, on August 1, 1994 the Company acquired the remaining 40 percent undivided interest in the Colorado Properties from an unrelated third party. In exchange for its undivided interest, the seller was granted 1,936,333 shares of the Company's authorized but unissued common stock. This remaining undivided interest was recorded by the Company based upon the fair market value of the interest as determined by an independent third party appraisal. On January 19, 1996, the Company issued an additional 50,000 shares of stock associated with the Clay County Acquisition. This additional issuance was due to an understatement in the original number of shares outstanding at the time of the acquisition. The Colorado Properties include four lots that have been zoned by the State of Colorado for gaming purposes. Options on adjacent gaming lots (the "Weaver Parcel" and the "Woodall Parcel") were purchased during 1995 for cash. The options on these lots were assigned, and exercised by an affiliate of Caesars World, Inc. as a part of an operating agreement. In June 1997, the Company entered into a joint venture agreement with Casino America, Inc. to develop a new Isle of Capri Casino in Black Hawk, Colorado. As part of this agreement, Casino America, Inc. has entered into a separate agreement with an affiliate of Caesars World, Inc. to acquire the lots that were previously acquired by Caesars. The Company's management believes that these gaming lots, which are

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

located at the entrance of the Black Hawk/Central City gaming area, are uniquely situated to take advantage of the traffic flow coming into the area.

           During the year ended March 31, 1997, Management spent a substantial portion of its time raising capital necessary to fund the ongoing operations of the Company as well as evaluating alternatives to increase the Company's ownership in the gaming project.

           Effective February 26, 1996, an operating agreement was signed with a wholly owned subsidiary of Caesars World Inc. ("Caesars") creating Caesars Black Hawk, LLC. ("Caesars Black Hawk"), (a Colorado limited liability company). The Company was to hold its interest in Caesars Black Hawk through a wholly owned subsidiary. The Company was required to make an initial capital contribution of land, valued under the agreement at $4.9 million. Additionally, the Company was given the right to make an additional contribution of cash by July 5, 1996, in order to increase its ownership in Caesars Black Hawk. Upon the contribution of the Company's land, the Company would have owned approximately 13% of Caesars Black Hawk. If the Company had made an additional $3 million contribution, the Company would have owned approximately 22% of Caesars Black Hawk. The land to be transferred included lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado. Options to acquire the land referred to as the "Weaver Parcel" and the "Woodall Parcel" was contributed and exercised by an affiliate of Caesars World in 1995. Management of the hotel/casino project would have been conducted pursuant to a Management Agreement with Caesars, for a management fee based on the revenues generated by the project. During 1996 and 1997, the Company had ongoing discussions with Caesars to revise the operating agreement, and ultimately the agreement was terminated.

           In June 1997, the Company entered into a joint venture agreement with Casino America, Inc. to develop a new Isle of Capri Casino in Black Hawk, Colorado. As part of this agreement, Casino America, Inc. entered into a separate agreement with an affiliate of Caesars World, Inc. to acquire property in Black Hawk (the "Weaver Parcel" and the "Woodall Parcel"), that was acquired by an affiliate of Caesars World as described above. The Company will hold its interest in the Isle of Capri Casino Black Hawk through a wholly owned subsidiary. The Company is required to make a capital contribution of land, valued under the agreement at $7.5 million. The land to be transferred includes lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado. Under terms of the agreement, the Company will own approximately 48% of the joint venture. Casino America, Inc. will own about 52% of the joint venture and will manage the casino under a long term management agreement for a fee based upon the revenues generated by the project.

           The development of the project is subject to a number of conditions, including due diligence matters, determining the economic feasibility of the project, the receipt of all required regulatory approvals, including approval from the Colorado Gaming Division and the City of Black Hawk, and financing for the project. The Company plans to finance the project primarily through the issuance of non-recourse project debt.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

           In January 1997, the Company engaged Jefferies and Company, Inc. ("Jefferies" or the "Financial Advisor"), a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. There can be no assurance, however, that the Company's efforts to secure additional funds will be successful and the exact terms of any such financing are not known.

           The Company conveyed property to the City of Black Hawk for the realignment of Miners Mesa Road in exchange for a fifteen foot strip of adjacent gaming property which would increase the square footage available for gaming and provide additional land to the joint venture.

REAL ESTATE DEVELOPMENT

           On September 9, 1994, Gold Mountain Development, LLC was formed. Per negotiated agreement with the other three members, Nevada Gold & Casino's ownership was 40%. The Company had a nominal cost basis in this ownership. On May 19, 1995, the Company transferred real estate having a cost basis of $867,283, mortgages payable and certain other assets to Gold Mountain Development, LLC. The Company received a note receivable from Gold Mountain in the amount of $919,248 with interest at the rate of 14% per annum and maturing on March 31, 1997. The Company was required to assume debt totaling $115,384.

           On September 26, 1995, the Company acquired the remaining 60% interest in Gold Mountain Development, LLC, making it a wholly owned subsidiary. The former members received a portion of the land owned subject to the underlying mortgages. The Company conveyed real estate having a cost basis of $242,063 and a note in the amount of $150,000, which had a balance of approximately $9,000 as of March 31, 1997. In accordance with this transaction, the Company was released from $115,384 of debt which had been assumed with the original purchase of equity into Gold Mountain Development, LLC. Approximately $96,000 of debt was assumed by the former members. In connection with the acquisition of the remaining interest in Gold Mountain Development, LLC, the value of the assets owned by Gold Mountain Development, LLC were recorded at management's estimate of fair value, with a resulting adjustment to the equity of Gold Mountain Development, LLC. Intercompany balances have been eliminated in preparing the Company's financial statements as of March 31, 1997 and 1996.

           On July 9, 1996, President Clinton signed legislation authorizing a public-private land exchange that will make possible the creation of a major new residential and recreational development near the Black Hawk gaming area west of Denver, while also preserving 8,700 acres of pristine wilderness area throughout Colorado. Public law 104-158 authorizes the Bureau of Land Management to swap 133 separate tracts of federal land comprised of over 300 acres. This project is designed to provide housing, commercial infrastructure, retail and resort facilities for the fast growing gaming area of Black Hawk and Central City.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

           As of March 31, 1995, the Company entered into an agreement to purchase 100% of the outstanding common stock of Sunrise Land and Minerals, Inc. ("Sunrise"). The seller financed the entire purchase price of the acquisition through a non-recourse note. Effective August 23, 1996, the Company retired the short-term non-recourse note associated with the Sunrise purchase, through the issuance of 166,667 restricted shares of the Company's common stock.

MINING INTERESTS

           The Company had a joint-venture agreement with Cameco U.S., Inc., ("Cameco") which was terminated effective March 31, 1996. Effective November 1, 1996, the Company entered into a new lease with Sagebrush Exploration, Inc., ("Sagebrush") to explore, develop, and mine properties in the Goldfield Mining District. The Company received a cash payment of $32,100 for annual land maintenance fees, and advance minimum royalty payments of $5,000 per month. The Company is also to receive a production royalty of five percent (5%) of "net smelter returns" for all products mined or removed from the property. Sagebrush may elect at any time during the course of the agreement to purchase up to one percent (1%) of the royalty for the sum of $2.5 million. The Company will receive from Sagebrush, upon approval of the Vancouver Stock Exchange, 50,000 shares of the capital stock from its parent company, Coromandel Resources, Ltd., ("Coromandel"). The Company will receive an additional 50,000 shares of capital stock of Coromandel one year from the effective date of this lease. This agreement is for an initial term of 10 years. The lease can be extended at Sagebrush's option for nine additional terms of 10 years each, so long as Sagebrush is conducting exploration, development, or mining of the property. For a period of 66 months from the effective date of this agreement, the Company has the option to acquire a 49% working interest in the property. Sagebrush agrees to incur expenditures for exploration and development of the property of not less than $5 million in the aggregate, over the first five years of this agreement. Sagebrush will also be responsible for keeping the property current on any and all taxes and maintenance fees.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

           Financial reporting of the Company's industry segments is disclosed in the body of the financial statements.

BUSINESS RISK FACTORS

NEED FOR ADDITIONAL CAPITAL

           Revenues from the Company have not been sufficient to cover the Company's operating expenses during the past two years. In addition, there have been no revenues from the Company's gaming operations to date since these are currently in the predevelopment stage. Management does not expect significant increases in revenues from any of its operations over the next year.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

           Through third parties and Affiliates, the Company increased its short-term debt by $844,356 during the year ended March 31, 1997 to cover its operating deficit and to reduce its long-term debt. Some funds were obtained through private sales of restricted Company Stock to "accredited" investors, as that term is defined under Securities and Exchange Commission Regulation D.

           Effective December 31, 1996, the Board of Directors and common stockholders having at least a majority of the voting power of the shares of the Company authorized and approved the Company to authorize 500,000 shares of Preferred Stock, $10 par value per share. The preferred stock may be issued in one or more series, which may be determined at the time of issuance by the Board of Directors without further action by the common stockholders. On December 31, 1996, the Board of Directors approved the issuance of 125,000 shares of preferred stock and the Company issued 90,100 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short term notes payable to Clay County Holdings, Inc., an affiliate of the Secretary, and accrued management fees due to Aaminex Capital Corp.("Aaminex"), an affiliate of the President.

           The Company will continue to require substantial capital to fund the continued acquisition and development of the real estate properties and to cover the anticipated operating deficits and debt maturities during the next several years.

           During the year ended March 31, 1996, the Company offered $8,500,000 in Convertible Secured Notes. As of August 23, 1996, the Company withdrew this debt offering. Funds in escrow were returned in compliance with the terms of the offering.

           On July 5, 1996, the Company issued $2,030,000 in discounted commercial paper with a 31 day term for which it received proceeds of $2,000,000. The commercial paper was paid in full at maturity.

           In January 1997, the Company engaged Jefferies and Company, Inc. ("Jefferies" or the "Financial Advisor") a nationally known investment banking concern, prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. The Company is also pursuing funding for the operating needs of the Company. However, there is no assurance that these efforts will be successful or that the proceeds from these efforts will be sufficient to meet the Company's cash requirements. The short-term viability of the Company is dependent upon its ability to raise sufficient capital to meet its cash requirements. The long-term viability of the Company is dependent upon successful completion and operation of a casino hotel complex. Accordingly, the Company's ability to continue as a going concern is uncertain. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

ENVIRONMENTAL CONSIDERATIONS

           The casino hotel complex to be constructed in Black Hawk will be located in an area that has been designated by the United States Environmental Protection agency ("EPA") as a superfund site on the National Priorities List as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the superfund site for remediation and response costs associated with their properties and with the entire site. The Isle of Capri Casino Black Hawk will be located within the drainage basin of the North Clear Creek and therefore subject to potentially contaminated surface and ground water from upstream mining-related sources. Soil and ground water samples on the site indicate that several contaminants existed in concentrations exceeding drinking water standards. An affiliate of the Company, in cooperation with the EPA and the Colorado Department of Health performed environmental analyses and tests and removed all mined waste located on the gaming site. The Company has funded a total of $345,584 to an affiliate to complete the remediation which has been capitalized as cost of the property. No further remedial activity has been required or is expected with respect to the gaming lots.

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

           The laws, regulations and supervisory procedures of the Colorado Gaming Authorities seek to maintain public confidence and trust that licensed limited gaming is conducted honestly and competitively, that the rights of the creditors of licensees are protected and that gaming is free from criminal and corruptive elements. It is the stated policy of the Colorado Gaming Authorities that public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations, and activities related to the operation of the licensed gaming establishments and the manufacture and distribution of gaming devices and equipment.

           The Colorado Commission is empowered to issue five types of gaming and related licenses. The Isle of Capri Casino Black Hawk requires a retail gaming license, which must be renewed each year, and the Colorado Division has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. No person or entity can have an ownership interest in more than three retail licenses, and the Company's business opportunities will be limited accordingly. The Isle of Capri Casino Black Hawk has not yet obtained the required gaming license. There is no assurance that such license will be obtained.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

           There can be no assurance that the Company will be able to comply or conduct business in accordance with applicable regulations. Furthermore, there can be no assurance that additional state or federal statutes or regulations will not be enacted at some future date which could have a material adverse effect on the business operations of the Company.

ACCESS TO BLACK HAWK

           The City of Black Hawk is located in a narrow valley in the foothills of the Colorado Rocky Mountains and is accessible by winding mountain roads which are generally two lanes and require extremely cautious driving, especially in bad weather. Congestion on the roads leading into Black Hawk is not uncommon during the peak summer season, holidays, and other times of the year and may discourage potential customers from traveling to casinos located in the City of Black Hawk. Black Hawk attracts most of Denver's customer flow by being the closest gaming location to that city. Black Hawk has enjoyed an advantage over Central City because gaming customers have to drive by, and, in part through, Black Hawk, to reach Central City. The addition of a proposed road directly connecting Central City with Interstate 70 may result in the elimination of this particular advantage. There exists doubt, however, as to whether necessary state funds will be committed to fund the proposed road. If the road were built as currently proposed, Black Hawk could benefit because the proposed road provides for a separate exit directly into Black Hawk.

COMPETITION

           The gaming and casino industry is subject to intense competition, particularly in the state of Colorado. As the number of gaming establishments in Colorado has increased over the past two years, average revenues for some of the smaller casinos located in Colorado have declined significantly. Future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk, the Isle of Capri Casino Black Hawk may compete for customers with casinos in other gaming jurisdictions. While the Isle of Capri Casino Black Hawk believes its casino will have competitive advantages over the other gaming establishments in the area as a primary result of its size and location, the Company believes that national, regional, state, and local competition for the gaming markets, in general, will be extremely intense during the foreseeable future. Many of the Company's competitors have established positions in more locations, have greater financial resources, and have more experience and expertise than the Company.

EMPLOYEES AND OTHER MATTERS

           The Company maintains a staff of seven employees as of March 31, 1997, who were employed in executive, administrative and accounting functions.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

REVERSE STOCK SPLIT

           On August 23, 1996, the Company's Board of Directors ("Board") approved and declared a three for one reverse stock split ("Stock Split") of the authorized and issued and outstanding shares of common stock, par value $.04 per share, effective September 23, 1996 (the "Record Date").

           The Stock Split resulted in an increase in the par value of the Common Stock from $.04 per share to $.12 per share. Shareholders holding less than one share of Common Stock after the Stock Split will receive from the Company, in lieu of a fraction of a share, payment for the fraction at $6.00 per share. All other shareholders, (shareholders holding more than one share) owning any fraction of a share after the Stock Split, were issued, at no cost to the shareholder, such additional fraction of a share as is necessary to increase the fractional share to a full share. Payment to each holder of less than one share will be made upon receipt by the Company of such holder's stock certificate(s) issued prior to the Record Date. Any fractional shares to be issued to holders of greater than one share will be issued to each such holder upon receipt by the Company's transfer agent, Nevada Agency & Trust Company, of such holder's stock certificates issued prior to the Record Date. Upon completion of the reverse split, the total number of authorized shares of Common Stock was reduced from 30,000,000 to 10,000,000 and the total number of issued and outstanding shares of Common Stock was reduced from 24,831,861 shares to up to 8,277,287 shares, depending upon the number of fractional shares issued to complete the Stock Split. All shares, including any shares reserved for issuance pursuant to any options or warrants granted by the Company, will be automatically adjusted to reflect the Stock Split.

           From April 29, 1994 through September 22, 1996, the common stock of the Company was listed on the "Bulletin Board" of NASDAQ under the symbol "NGCI." As a result of the reverse stock split, the common stock of the Company was listed on the "Bulletin Board" of NASDAQ under the symbol "NGCS," beginning on September 23, 1996.

ITEM 2.  PROPERTIES

           The Company's principal properties consist of undeveloped land located in and around Black Hawk, Colorado and Nevada County, California. Certain Colorado properties are zoned for gaming, while the other properties are intended for residential, commercial, and recreational real estate development. The Company's mining properties are located in the Goldfield Mining District, Nye and Esmeralda Counties, Nevada.

           The Company leases approximately 3,500 square feet of office space in Houston, Texas, and a 1,300 square foot apartment/office in Denver Colorado. The monthly rental for both facilities is currently $3,800. The Company believes that its existing facilities are adequate to meet its current needs and to accommodate anticipated growth.

ITEM 3.  LEGAL PROCEEDINGS

               None.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On December 31, 1996, the Board of Directors and common stockholders having at least a majority of the voting power of the shares of the Company authorized and approved the Company to authorize 500,000 shares of preferred stock, $10 par value per share. The preferred stock may be issued in one or more series, which may be determined at the time of issuance by the Board of Directors without further action by the common stockholders. This was done by a consent to action without a meeting of the majority shareholders and the Board of Directors of the Company and votes representing 5,338,489 shares were cast for this matter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

           The Company's Common Stock is traded on the NASDAQ "Bulletin Board", under the symbol NGCS. There were approximately 3200 shareholders of record, as of March 31, 1997. The following table sets forth the high and low sales prices relating to the Company's common stock for the last two fiscal years:

                                 FISCAL YEARS ENDED
                      ------------------------------------------
                         MARCH 31, 1997        MARCH 31, 1996
                      --------------------    ------------------
                      HIGH BID   LOW BID      HIGH BID   LOW BID
                      --------   -------      --------   -------

 First Quarter         $6.188    $4.125      $10.125     $4.125
 Second Quarter         6.563     3.375        9.750      7.500
 Third Quarter          5.375     2.875        8.250      3.375
 Fourth Quarter         3.000     1.500        7.125      3.750

DIVIDENDS

           There have never been any dividends declared by the Registrant. The Registrant's losses do not currently indicate the ability to pay cash dividends, and Registrant does not indicate the intention of paying cash dividends in the foreseeable future.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

ITEM 6.  SELECTED FINANCIAL DATA

           The Selected Financial Data set forth below should be read in conjunction with the accompanying financial statements and notes, thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                      1997            1996            1995             1994           1993
                                      ----            ----            ----             ----           ----
Revenues ....................... $   94,004      $  468,113       $   77,900         $ 60,152       $ 48,000

Net loss .......................  1,613,078         598,752          434,364          113,203         32,465

Net loss per share * ...........        .20             .07              .06              .05            .02

Total assets ...................  4,956,023       5,057,691        4,213,808        2,265,932        490,175

Long term debt .................    208,900         395,798          579,480          369,446         26,537

* Adjusted retroactively for the three-for-one reverse stock split effective August 23, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussions of the Company's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining thereto, appearing elsewhere in this Form 10-K. Management is of the opinion that inflation and changing prices will have little, if any, effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

           Revenues decreased $374,109 for the year ended March 31, 1997 compared to the prior year. Royalty Income decreased $30,000. The current year included $25,000 from the Sagebrush Exploration rental agreement which was effective beginning November 1, 1996 and $5,000 under the terms of a rental agreement with Cameco that was terminated effective March 31, 1996. The prior year included $60,000 from Cameco. Included in Other Income for the year ended March 31, 1996 was $350,000 recognized as a gain on the disposal of assets in which the Company had a nominal cost basis and $50,000 as part of a rental agreement. The current year includes a $57,644 increase in interest income including interest earned on the proceeds of the $2,000,000 commercial paper and $33,385 interest income received from BSH, Inc., an affiliate of the President and Treasurer.

           General and Administrative expenses increased $69,669, including increases of $22,441 for travel, $16,500 for commission expense, $12,241 for depreciation and $9,713 for telephone expense.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

           Interest Expense increased $208,625, for the year ended March 31, 1997 as compared to last year. The current year included $30,000 interest on the $2,000,000 commercial paper and an increase of $178,625 in other interest expense, primarily for other short-term notes payable and interest on the accrued expenses related to the management agreement with Aaminex.

           Salaries increased $86,132 for the year ended March 31, 1997 as compared to last year, because employees have been added to handle accounting and other functions previously outsourced by the Company.

           Legal and Professional fees increased $255,745. Consulting expenses increased $346,321, generally due to expense recorded on stock options awarded. Accounting expense decreased $67,337 because employees were added to handle functions previously outsourced by the Company. Legal fees decreased $23,240. The prior year included legal fees attributable to the Caesars Black Hawk project and the $8.5 million debt offering.

           Other Expenses increased $20,046, including an increase in printing expenses, generally related to printing of the Form 10K and shareholders' meeting materials.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

           Revenues increased $390,213 for the year ended March 31, 1996 compared to the prior year. Included in Other Income for the year ended March 31, 1996 was $350,000 recognized as a gain on the disposal of assets in which the Company had a nominal cost basis and $50,000 as part of a rental agreement.

           General and Administrative expenses increased $126,746 including increases of $44,104 for contract labor, $32,350 for office rent, $10,000 for management fees to Aaminex, an affiliate of the President, and $16,459 for property tax.

           Interest Expense increased $122,769 for the year ended March 31, 1996 as compared to the prior year, including interest on short-term notes payable and interest on the debt related to the acquisition of properties. Additionally, the Company entered into capital lease agreements for furniture and computer equipment that has been recorded as a lease obligation, thus resulting in interest expense being incurred in connection with the lease payments.

           Salaries increased $24,379 for the year ended March 31, 1996 as compared to the prior year, because employees were added, generally to perform accounting functions that had previously been outsourced by the Company.

           Legal and Professional fees increased $259,540. Accounting expense increased $135,594, resulting from a change in auditors, as well as the continued development of the system of internal controls and financial reporting. The Company also incurred costs pertaining to assistance in the preparation of various regulatory filings. Legal fees increased $134,825, including legal fees attributable to the Caesars Black Hawk project and the $8.5 million debt offering.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

           Other Expenses increased $21,168, including increases in promotional expenses, partially a result of sponsorship of a reception and a presentation at the Regional Investment Bankers Conference.

LIQUIDITY AND CAPITAL RESOURCES

           Revenues from the Company have not been sufficient to cover the Company's operating expenses during the past two years. In addition, there have been no revenues from the Company's gaming operations to date since these are currently in the predevelopment stage. Management does not expect significant increases in revenues from any of its operations over the next year.

           Through third parties and Affiliates, the Company increased its short-term debt by $844,356 to cover its operating deficit and to reduce its long-term debt. Some funds were obtained through private sales of restricted Company Stock to "accredited" investors, as that term is defined under Securities and Exchange Commission Regulation D.

           The Company will continue to require substantial capital to fund the continued acquisition and development of the real estate properties and to cover the anticipated operating deficits and debt maturities during the next several years.

           During the year ended March 31, 1996, the Company offered $8,500,000 in Convertible Secured Notes. As of August 23, 1996, the company withdrew this debt offering. Funds in escrow were returned in compliance with the terms of the offering.

           On July 5, 1996, the Company issued $2,030,000 in discounted commercial paper with a 31-day term for which it received proceeds of $2,000,000. The commercial paper was paid in full at maturity.

           In January 1997, the Company engaged Jefferies and Company, Inc. ("Jefferies" or the "Financial Advisor"), a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. The Company is also pursuing funding for the operating needs of the Company. However, there is no assurance that these efforts will be successful or that the proceeds from these efforts will be sufficient to meet the Company's cash requirements. The short-term viability of the Company is dependent upon its ability to raise sufficient capital to meet its cash requirements. The long-term viability of the Company is dependent upon successful completion and operation of a casino hotel complex. Accordingly, the Company's ability to continue as a going concern is uncertain. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required thereunder is included in this report as set forth in the "Index to Financial Statements".

Index to Financial Statements

      Report of independent public accountants                           15
      Report of independent public accountants from prior years          16
      Balance sheets                                                     17
      Statements of operations                                           18
      Statements of stockholders' equity                                 19-20
      Statements of cash flows                                           21
      Notes to financial statements                                      22-39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Nevada Gold & Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and subsidiaries (a Nevada corporation in the development stage) as of March 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the 1997 amounts included in the cumulative amounts during the development stage (Inception -December 27, 1993). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Nevada Gold & Casinos, Inc. for the periods prior to April 1, 1996. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the periods prior to April 1, 1996, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the year then ended and for the 1997 amounts included in the cumulative amounts for the period from Inception to March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, revenues have not been sufficient to cover the Company's operating expenses during the past several years. In addition, there have been no revenues from the Company's gaming to date since these activities are currently in the predevelopment stage. Management does not expect significant increases in revenues from any of its operations over the next two years. The Company will require substantial additional capital to fund the continued acquisition and development of gaming and real estate properties and to cover the Company's anticipated operating deficits and debt maturities over the next year. The Company intends to fund such capital requirements through a combination of debt and equity offerings. However, there is no assurance that these offerings will be successful or that proceeds from these offerings, if successful, will be sufficient to meet all of the Company's future cash requirements. The short term viability of the Company is dependent upon the Company's ability to raise sufficient capital to meet its cash requirements. In addition, the Company has signed an Operating Agreement with Casino America, Inc. concerning the development of a casino. However, there is no assurance that the development of a successful casino will be completed. The ownership and operation of gaming facilities are subject to extensive state and local regulations. There is no assurance that the Company will be able to comply or conduct business in accordance with applicable regulations. The long term viability of the Company is dependent upon successful completion and operation of a casino. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Pannell Kerr Forster of Texas, P.C.
Houston, Texas
July 11, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nevada Gold & Casinos, Inc.:

We have audited the accompanying balance sheets of Nevada Gold & Casinos, Inc. (a Nevada corporation in the development stage) as of March 31, 1996, and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended and the related statements of operations and cash flows for the period from the inception of the development stage (Inception -December 27, 1993) to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nevada Gold & Casinos, Inc. for the period from Inception through March 31, 1994. Such statements are included in the cumulative inception to March 31, 1996 totals of the statements of operations and cash flows and reflect total revenues and net loss of 10 percent and 10 percent, respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from Inception to March 31, 1994, included in the cumulative totals. is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. as of March 31, 1996, and 1995 and the results of its operations and its cash flows for the years then ended and for the period from Inception to March 31, 1996. in conformity with generally accepted accounting principles.

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

                           NEVADA GOLD & CASINOS, INC.
                                 BALANCE SHEETS
                          AS OF MARCH 31, 1997 AND 1996

                                                                 1997                        1996
                                                          ---------------              --------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $         78,245             $        76,371
Short term investments                                             17,408                     109,789
Receivable from broker                                             -                          125,000
Other assets                                                       65,000                      -
                                                                                       --------------
                                                          ---------------
TOTAL CURRENT ASSETS                                              160,653                     311,160

Property and assets held for development                        4,203,418                   4,127,084
Mining properties & claims                                        480,812                     480,812
Furniture, fixtures and equipment, net                            111,140                     138,635
                                                          ---------------              --------------
TOTAL ASSETS                                             $      4,956,023             $     5,057,691
                                                          ===============              ==============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                 $        325,893             $       538,002
Short term notes payable                                        1,504,367                   1,606,481
Current portion of long term debt                                 112,492                     106,313
                                                          ---------------              --------------
TOTAL CURRENT LIABILITIES                                       1,942,752                   2,250,796
                                                          ---------------              --------------

LONG TERM DEBT
Mortgages payable, net of current portion                         176,632                     202,661
Notes payable, net of current portion                              32,268                     193,137
                                                          ---------------              --------------
TOTAL LONG TERM DEBT                                              208,900                     395,798
                                                          ---------------              --------------
TOTAL LIABILITIES                                               2,151,652                   2,646,594
                                                          ---------------              --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares
     authorized, 90,100 shares outstanding at
     March 31, 1997                                               901,000                        -
Common stock, $.12 par value, 10,000,000 shares
    authorized, 8,349,046 and 8,097,371 shares
    outstanding at March 31, 1997 and 1996, respectively        1,001,886                     971,685
Additional paid in capital                                      5,956,959                   4,881,808
Accumulated deficit prior to development
    stage (12/27/93)                                           (2,296,077)                 (2,296,077)
Accumulated deficit during development stage                   (2,759,397)                 (1,146,319)
                                                          ---------------              --------------
TOTAL STOCKHOLDERS' EQUITY                                      2,804,371                   2,411,097
                                                          ---------------              --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                               $      4,956,023             $     5,057,691
                                                          ===============              ==============

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                                                                                  CUMULATIVE
                                                                                                   AMOUNTS
                                                                                                    DURING
                                                                                                 DEVELOPMENT
                                                                                                 STAGE (SINCE
                                             1997               1996              1995            12/27/93)
                                        -----------        -----------        -----------        -----------
REVENUES
Royalty income .........................$    30,000        $    60,000        $    55,000        $   204,000
Other income ...........................     64,004            408,113             22,900            496,169
                                        -----------        -----------        -----------        -----------
TOTAL REVENUES .........................     94,004            468,113             77,900            700,169
                                        -----------        -----------        -----------        -----------
EXPENSES
General & administrative ...............    464,226            394,557            220,954          1,129,155
Interest expense .......................    338,218            129,593              6,826            487,021
Salaries ...............................    149,511             63,379             39,000            278,985
Legal & professional fees ..............    652,876            397,131            159,094          1,267,951
Other ..................................    102,251             82,205             86,390            296,454
                                        -----------        -----------        -----------        -----------
TOTAL EXPENSES .........................  1,707,082          1,066,865            512,264          3,459,566
                                        -----------        -----------        -----------        -----------
NET LOSS ...............................$(1,613,078)       $  (598,752)       $  (434,364)       $(2,759,397)
                                        ===========        ===========        ===========        ===========

PER SHARE INFORMATION
Weighted average number of common
    Shares and equivalent outstanding ..  8,219,096          8,136,788          7,123,076          6,443,829
                                        ===========        ===========        ===========        ===========

Net loss per common share ..............$      (.20)       $      (.07)       $      (.06)       $      (.43)
                                        ===========        ===========        ===========        ===========

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993


                                              Stock               Preferred Stock                      Common Stock
                                          Subscriptions      Shares             Amount         Shares *           Amount
                                         -------------      -------------   -------------  -------------     -------------
Balance at 3/31/93                    $                                 $                      1,426,939      $    171,233

Stock issued for cash                                                                            133,333            16,000
Stock issued for property (Note 5)
   12/27/93                                                                                    3,166,667           380,000
Cash for stock subscriptions                   295,500
Contribution of salaries to paid in
   capital by officers
Net loss
                                         -------------      -------------   -------------  -------------     -------------
Balance at 3/31/94                             295,500                                         4,726,939           567,233

Stock subscriptions outstanding               (295,500)
Stock issued for property
   (Note 5) 8/1/94                                                                             2,204,434           264,532
Stock issued for cash 3/31/94                                                                    390,000            46,800
Stock issued for cash 4/15/94                                                                    392,400            47,088
Stock issued for cash
Stock issued for cash 8/15/94                                                                    295,371            35,445
Net loss
                                      ----------------                                    --------------------------------
Balance at 3/31/95                                                                             8,009,144           961,098

Stock issued for cash 2/7/96                                                                       2,784               334
Stock issued associated with debt
  offering 3/31/96                                                                                 9,820             1,178
Stock issued for promotional-
  and Employee benefits 2/8/96                                                                     4,151               498
Stock issued for accounting
  Expenses 2/8/96                                                                                  7,472               897

                                      Additional                            Total
                                         Paid          Accumulated      Stockholders'
                                      In Capital          Deficit           Equity
                                    -------------     -------------      -------------
Balance at 3/31/93                 $    2,559,028     $  (2,296,077)   $       434,184

Stock issued for cash                      84,000                              100,000
Stock issued for property (Note 5)
   12/27/93                               703,000                            1,083,000
Cash for stock subscriptions                                                   295,500
Contribution of salaries to paid
   in capital by officers                   1,000                                1,000
Net loss                                                   (113,203)          (113,203)
                                    -------------     -------------      -------------
Balance at 3/31/94                      3,347,028        (2,409,280)         1,800,481

Stock subscriptions outstanding                                               (295,500)
Stock issued for property
   (Note 5) 8/1/94                        182,468                              447,000
Stock issued for cash 3/31/94                                                   46,800
Stock issued for cash 4/15/94             541,512                              588,600
Stock issued for cash
Stock issued for cash 8/15/94             486,610                              522,055
Net loss                                                   (434,364)          (434,364)
                                 ----------------  ----------------   ----------------
Balance at 3/31/95                      4,557,618        (2,843,644)         2,675,072

Stock issued for cash 2/7/96                5,930                                6,264
Stock issued associated with debt
  offering 3/31/96                         20,917                               22,095
Stock issued for promotional-
  and Employee benefits 2/8/96             13,189                               13,687
Stock issued for accounting
  Expenses 2/8/96                          24,834                               25,731

                           NEVADA GOLD & CASINOS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993


                                                  Stock                  Preferred Stock                       Common Stock
                                              Subscriptions         Shares             Amount           Shares *            Amount
                                              -------------     -------------      -------------  -------------      -------------
Additional stock issued for property
  (Note 5) 1/19/96                                                                                       50,000             6,000
Investment banker's option expense
Interest paid in stock 3/31/96                                                                           14,000             1,680
Net loss
                                              -------------     -------------      -------------  -------------      -------------
Balance at 3/31/96                                                                                    8,097,371           971,685
Stock issued for cash 4/30/96                                                                             1,667               200
Stock issued for services 8/9/96                                                                          2,000               240
Stock issued for note 8/23/96                                                                           166,667            20,000
Stock issued for services 8/30/96                                                                         8,749             1,050
Stock issued for interest 9/4/96                                                                            833               100
Stock issued for note 12/23/96                                                                           33,007             3,961
Stock issued for cash 12/23/96                                                                            5,000               600
Stock issued for services 12/31/96                                                                        2,596               312
Stock issued for note and
  management fee 12/31/96                                           90,100           901,000
Stock issued for note 2/27/97                                                                            31,917             3,830
Consultant and investment bankers
   option expense
Other, including fractional shares                                                                        (761)              (92)
Net loss
                                              -------------     -------------      -------------  -------------      -------------
Balance at March 31, 1997                                           90,100         $ 901,000         8,349,046      $  1,001,886
                                              =============     =============      =============  =============      =============

                                               Additional                            Total
                                                  Paid           Accumulated      Stockholders'
                                               In Capital          Deficit           Equity
                                             -------------     -------------      -------------
Additional stock issued for property
  (Note 5) 1/19/96                                 (6,000)
Investment banker's option expense                225,000                              225,000
Interest paid in stock 3/31/96                     40,320                               42,000
Net loss                                                           (598,752)          (598,752)
                                             -------------     -------------      -------------
Balance at 3/31/96                              4,881,808        (3,442,396)         2,411,097
Stock issued for cash 4/30/96                       3,550                                3,750
Stock issued for services 8/9/96                    5,760                                6,000
Stock issued for note 8/23/96                     522,966                              542,966
Stock issued for services 8/30/96                  27,974                               29,024
Stock issued for interest 9/4/96                    2,400                                2,500
Stock issued for note 12/23/96                     95,060                               99,021
Stock issued for cash 12/23/96                      6,900                                7,500
Stock issued for services 12/31/96                                                         312
Stock issued for note and
  management fee 12/31/96                                                              901,000
Stock issued for note 2/27/97                      47,238                               51,068
Consultant and investment bankers
   option expense                                 363,250                              363,250
Other, including fractional shares                     53                                  (39)
Net loss                                                        (1,613,078)         (1,613,078)
                                             -------------     -------------      -------------
Balance at March 31, 1997                    $  5,956,959     $ (5,055,474)       $  2,804,371
                                             =============     =============      =============

*  Adjusted for three-for-one reverse stock split.

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                                                                                              CUMULATIVE
                                                                                                                AMOUNTS
                                                                                                                DURING
                                                                                                              DEVELOPMENT
                                                                                                             STAGE (SINCE
                                                          1997              1996               1995            12/27/93)
                                                     ----------------  -----------------  ----------------  -----------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net loss                                              $   (1,613,078)   $      (598,752)  $      (434,364)      $ (2,759,397)

Adjustment to reconcile net loss to net cash
  Provided (used) by operating expenses
     Depreciation                                             26,612             14,370             5,488             46,470
     Consultant and investment banker
          option expense                                     320,625             -                 -                 320,625
Changes in operating assets and
   liabilities:
     Receivables                                              (7,619)           230,644           (15,433)           206,525
     Accounts payable and accrued
         Liabilities                                         530,908            377,474           125,442          1,067,040
                                                     ----------------  -----------------  ----------------  -----------------
NET CASH PROVIDED (USED) IN OPERATING
    ACTIVITIES                                              (742,552)            23,736          (318,867)        (1,118,737)
                                                     ----------------  -----------------  ----------------  -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
Property and assets held for development                     (53,263)          (410,919)         (572,841)        (1,272,514)
Purchase of furniture, fixtures and
       Equipment                                              -                 (23,736)           (5,302)           (29,038)
                                                     ----------------  -----------------  ----------------  -----------------
NET CASH USED IN INVESTING ACTIVITIES                        (53,263)          (434,655)         (578,143)        (1,301,552)
                                                     ----------------  -----------------  ----------------  -----------------
CASH FLOW FROM FINANCING ACTIVITIES
Salaries contributed by officers                              -                  -                 -                   1,000
Common stock issued for cash, net of
     offering costs                                           31,250             28,359           861,954          1,021,563
Payment for fractional shares                                    (36)                                                    (36)
Proceeds from debt                                         2,952,751            501,407           132,004          3,586,162
Payments on debt                                          (2,186,276)          (131,656)          (54,293)        (2,411,942)
Prepaid stock subscriptions                                   -                  -                 -                 295,500
                                                     ----------------  -----------------  ----------------  -----------------
NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                              797,689            398,110           939,665          2,492,247
                                                     ----------------  -----------------  ----------------  -----------------
NET INCREASE (DECREASE) IN CASH                                1,874            (12,809)           42,655             71,958

BEGINNING CASH BALANCE                                        76,371             89,180            46,525              6,287
                                                     ----------------  -----------------  ----------------  -----------------
ENDING CASH BALANCE                                 $         78,245   $         76,371  $         89,180     $       78,245
                                                    ================  =================  ================  =================

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                               $       161,084   $         84,149  $          6,826     $      264,443
                                                    ================  =================  ================  =================

CASH PAID FOR TAXES                                           -                  -                 -                  -
                                                    ================  =================  ================  =================

The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.  BUSINESS

           Nevada Gold & Casinos, Inc.'s (the "Company") principal business historically was mineral exploration and development of properties indirectly, principally through investments in partnerships and joint ventures. On December 27, 1993, control of the Company changed, and the Company began to explore the real estate development and gaming businesses in Colorado. The Company is considered to be in the development stage since December 27, 1993. In January 1994, the Company changed its name from Pacific Gold Corporation to Nevada Gold & Casinos, Inc. While the Company is maintaining its mining business, it is anticipated that its growth will be in the real estate and casino businesses.

           Effective February 27, 1996, an operating agreement was signed with a wholly owned subsidiary of Caesars World Inc. ("Caesars") creating Caesars Black Hawk, LLC. ("Caesars Black Hawk"), (a Colorado limited liability Company). The Company was to hold its interest in Caesars Black Hawk through a wholly owned subsidiary. The Company was required to make an initial capital contribution of land, valued under the agreement at $4.9 million. Additionally, the Company was given the right to make an additional contribution of cash by July 5, 1996, in order to increase its ownership in Caesars Black Hawk. Upon the contribution of the Company's land, the Company would have owned approximately 13% of Caesars Black Hawk. If the Company had made an additional $3 million contribution, the Company would have owned approximately 22% of Caesars Black Hawk. The land to be transferred included lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado. Options to acquire land referred to as the "Weaver Parcel" and the "Woodall Parcel" were contributed and exercised by an affiliate of Caesars World in 1995. Management of the hotel/casino project would have been conducted pursuant to a Management Agreement with Caesars, for a management fee based on the revenues generated by the project. During 1996 and 1997, the Company had ongoing discussions with Caesars to revise the operating agreement, and ultimately the agreement was terminated.

           In June 1997, the Company entered into a joint venture agreement with Casino America, Inc. to develop a new Isle of Capri Casino in Black Hawk, Colorado. As part of this agreement, Casino America, Inc. entered into a separate agreement with an affiliate of Caesars World, Inc. to acquire property in Black Hawk, the ("Weaver Parcel" and the "Woodall Parcel") that was acquired by an affiliate of Caesars World as described above. The Company will hold its interest in the Isle of Capri Casino Black Hawk through a wholly owned subsidiary. The Company is required to make a capital contribution of land, valued under the agreement at $7.5 million. The land to be transferred includes lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado. Under terms of the agreement, the Company will own approximately 48% of the joint venture. Casino America, Inc. will own about 52% of the joint venture and will manage the casino under a long term management agreement for a fee based upon the revenues generated by the project.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

           The development of the project is subject to a number of conditions, including due diligence matters, determining the economic feasibility of the project, the receipt of all required regulatory approvals, including approval from the Colorado Gaming Division and the City of Black Hawk, and financing for the project. The Company plans to finance the project primarily through the issuance of non-recourse project debt.

           In January 1997, the Company engaged Jefferies and Company, Inc. ("Jefferies" or the "Financial Advisor"), a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. There can be no assurance, however, that the Company's efforts to secure additional funds will be successful and the exact terms of any such financing are not known.

           The Company conveyed property to the City of Black Hawk for the realignment of Miners Mesa Road in exchange for rights and title to a fifteen foot strip of adjacent gaming property which would increase the square footage available for gaming and provide additional land to the joint venture.

           There have been no revenues from the Company's gaming operations to date since these are currently in the predevelopment stage. Revenues have not been sufficient to cover the Company's operating expenses during the past several years. Management does not expect significant increases in revenues from any of its operations over the next year. The Company will require substantial additional capital to fund the continued acquisition and development of gaming and real estate properties and to cover the Company's anticipated operating deficits and debt maturities over the next several years. The Company intends to fund such capital requirements through a combination of debt and equity offerings. However, there is no assurance that these offerings will be successful or that proceeds from these offerings, if successful, will be sufficient to meet all of the Company's future cash requirements. The short-term viability of the Company is dependent upon the Company's ability to raise sufficient capital to meet its cash requirements. In addition, this Company has signed an operating agreement with Casino America, Inc., concerning the development of a casino. However, there is no assurance that the development of a successful casino will be completed. The ownership and operation of gaming facilities are subject to extensive state and local regulations. There is no assurance that the Company will be able to comply or conduct business in accordance with applicable regulations. The long-term viability of the Company is dependent upon successful completion and operation of a casino. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           CASH AND EQUIVALENTS. Interest bearing deposits and other investments, with original maturities of three months or less, are considered cash and cash equivalents.

           MINING PROPERTIES AND CLAIMS. The Company capitalizes costs of acquiring and developing mineral claims until such time as the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. Such costs include the costs to acquire and improve the claims, including land related improvements, such as roads. The Company carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At March 31, 1997 and 1996, management believes the net realizable value of the mineral reserves is in excess of the Company's cost in the claims.

           PROPERTY HELD FOR DEVELOPMENT. Property held for development consists of undeveloped land located in and around Black Hawk, Colorado and Nevada County, California. Certain Colorado properties are zoned for gaming, while the other properties are intended for residential, commercial, and recreational real estate development. The Company has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

           IMPACT OF NEW ACCOUNTING STANDARDS. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on April 1, 1996. The impact of this adoption was not material to the Company's financial statements. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on April 1, 1996. SFAS No. 123 encourages, but does not require companies to record compensation cost for stockbased employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

           SFAS No. 123 requires that for stock options or warrants issued to non-employees, such as vendors or outside directors, all transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. .

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

           FURNITURE, FIXTURES AND EQUIPMENT. The Company depreciates furniture, fixtures, and equipment over their estimated useful lives, ranging from 2 to 7 years, using the straight-line method. Expenditures for furniture, fixtures, and equipment are capitalized at cost. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense, and replacements and betterments are capitalized.

           COMMON STOCK SPLIT. On August 23, 1996, the Company's Board of Directors approved and declared a three-for-one reverse stock split of the Company's authorized, issued and outstanding shares of common stock, par value $.04 per share. Holders of the Common Stock were not entitled to cumulative voting. The stock split was accompanied by an increase in the par value of the common stock from $.04 per share to $.12 per share. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the three-for-one reverse stock split.

           LOSS PER SHARE DATA. Loss per share is based on the weighted average number of common shares and common equivalent shares outstanding during each year. Options are considered to be common stock equivalents and are a component of weighted average shares outstanding, to the extent that such options are dilutive as calculated using the treasury stock method.

           RECLASSIFICATIONS. Certain prior-year balances have been reclassified to conform to current year presentations.

           CONSOLIDATION. These financial statements are consolidated for all wholly owned subsidiaries as of March 31, 1997 and 1996. All significant intercompany transactions and balances have been eliminated in the financial statements.

           USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. SHORT TERM INVESTMENTS

           On March 27, 1996, the Company purchased a certificate of deposit, which bears interest at the rate of 4.60% per annum that matured and was redeemed on September 28, 1996. The certificate of deposit was pledged as collateral on a loan of same amount at the same financial institution. See Note 7.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

4.  RECEIVABLE FROM BROKER

           At March 31, 1996, the Company, through its investment bankers, had recorded a receivable from broker for a debt offering, in the amount of $125,000 for the amount subscribed, together with the related indebtedness. See Note 8. During the year ended March 31, 1997, this debt offering was withdrawn and the funds held in escrow were returned in compliance with the terms of the offering.

5.  REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

           In 1990, the State of Colorado amended its constitution to permit "limited stakes gaming" in the cities of Cripple Creek, Central City and Black Hawk, each of which was considered an old mining town of historical significance. As a result, property values in these communities have increased substantially, particularly in the limited areas that have been zoned for gaming. During the fall of 1993, the Company commenced negotiations with Clay County Holdings, one of the previous owners of the property, to acquire certain properties located in and around the City of Black Hawk (the "Colorado Properties") in exchange for a 75 percent ownership interest in the Company. The acquisition of the Colorado Properties was accomplished in two stages. During 1994 and 1995, the Company acquired all of Clay County Holding's 60 percent undivided interest in the Colorado Properties. In exchange for its undivided interest in the real estate, Clay County Holdings was granted 3,166,667 and 268,101 shares of the authorized, but unissued shares of the Company on December 6, 1993 and August 1, 1994, respectively. This transaction (the "Clay County Acquisition") gave Clay County Holdings a controlling interest in the Company. The acquired undivided interest was recorded by the Company based upon the fair market value of the interest as determined by an independent third party appraisal. To complete the second stage of this transaction, on August 1, 1994 the Company acquired the remaining 40 percent undivided interest in the Colorado Properties from an unrelated third party. In exchange for its undivided interest, the seller was granted 1,936,333 shares of the Company's authorized but unissued common stock. This remaining undivided interest was recorded by the Company based upon the fair market value of the interest as determined by an independent third party appraisal. On January 19, 1996, the Company issued an additional 50,000 shares of stock associated with the Clay County Acquisition. This additional issuance was due to an understatement in the original number of shares outstanding at the time of the acquisition. The Colorado Properties include four lots which have been zoned by the State of Colorado for gaming purposes. Options on adjacent gaming lots were purchased during 1995 for cash. The options on these lots were assigned to, and exercised by, an affiliate of Caesars World, Inc. as a part of the operating agreement. In June 1997, the Company entered into a joint venture agreement with Casino America, Inc. to develop a new Isle of Capri Casino in Black Hawk, Colorado. As part of this agreement, Casino America, Inc. has entered into a separate agreement with an affiliate of Caesars World, Inc. to acquire the lots that were previously acquired by Caesars. The Company's management believes that the acquired gaming lots which are located at the entrance of the Black Hawk/Central City gaming area, are uniquely situated to take advantage of the traffic flow coming into the area.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

           On September 9, 1994, Gold Mountain Development, LLC ("Gold Mountain") was formed. Per negotiated agreement with the other three members, the Company's ownership was 40%. The Company had a nominal cost basis in this ownership. On May 19, 1995, the Company transferred real estate having a cost basis of $867,283, mortgages payable and certain other assets to Gold Mountain. The Company received a note receivable from Gold Mountain in the amount of $919,248 with interest at the rate of 14% per annum and maturing on March 31, 1997. The Company was required to assume debt totaling $115,384.

           On September 26, 1995, the Company acquired the remaining 60% interest in Gold Mountain, making it a wholly owned subsidiary. The former members received a portion of the land owned subject to the underlying mortgages. The Company conveyed real estate having a cost basis of $242,063 and a note in the amount of $150,000, which had a balance of $24,693 as of March 31, 1997. In accordance with this transaction, the Company was released from $115,384 of debt which had been assumed with the original purchase of equity of Gold Mountain. Approximately $96,239 of debt was assumed by the former members. In connection with the acquisition of the remaining interest in Gold Mountain, the value of the assets owned by Gold Mountain were recorded at management's estimate of their fair value, with a resulting adjustment to the equity of Gold Mountain. Intercompany balances have been eliminated in preparing the Company's financial statements as of March 31, 1997 and 1996.

           On July 9, 1996, President Clinton signed legislation authorizing a public-private land exchange that will make possible the creation of a major new residential and recreational development near the Black Hawk gaming area west of Denver, while also preserving 8,700 acres of pristine wilderness area throughout Colorado. Public law 104-158 authorizes the Bureau of Land Management to swap 133 separate tracts of federal land comprised of over 300 acres. This project is designed to provide housing, commercial infrastructure, retail and resort facilities for the fast growing gaming area of Black Hawk and Central City. In connection with this land swap, the Company has agreed to pay a consulting fee to a third party equal to 5% of the appraised value of the land exchanged.

           As of March 31, 1995, the Company entered into an agreement to purchase 100% of the outstanding common stock of Sunrise Land and Minerals, Inc. ("Sunrise"). The seller financed the entire purchase price of the acquisition through a non-recourse note. Effective August 23, 1996, the Company retired the short-term non-recourse note associated with the Sunrise purchase, through the issuance 166,667 of restricted shares of the Company's common stock.

           The Company has capitalized certain costs associated with the pre-development activities related to the hotel/casino property in Black Hawk, Colorado. The amounts included in pre-development costs are costs that are directly attributable to the pre-development of the project.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

6.  MINING PROPERTIES AND CLAIMS

           The Company had a joint-venture agreement with Cameco U.S., Inc., ("Cameco") which was terminated effective March 31, 1996. Effective November 1, 1996, the Company entered into a new lease with Sagebrush Exploration, Inc., ("Sagebrush") to explore, develop, and mine the properties in the Goldfield Mining District. The Company received a cash payment of $32,100 for annual land maintenance fees, and advance minimum royalty payments of $5,000 per month. The Company is also to receive a production royalty of five percent (5%) of "net smelter returns" for all products mined or removed from the property. Sagebrush may elect at any time during the course of the agreement to purchase up to one percent (1%) of the royalty for the sum of $2.5 million. The Company will receive from Sagebrush, upon approval of the Vancouver Stock Exchange, 50,000 shares of the capital stock from Sagebrush's parent company, Coromandel Resources, Ltd., ("Coromandel"). The Company will receive an additional 50,000 shares of capital stock of Coromandel one year from the effective date of this lease. This agreement is for an initial term of 10 years. The lease can be extended at Sagebrush's option for nine additional terms of 10 years each, so long as Sagebrush is conducting exploration, development, or mining of the property. For a period of 66 months from the effective date of this agreement, the Company has the option to acquire a 49% working interest in the property. Sagebrush agrees to incur expenditures for exploration and development of the property of not less than $5 million in the aggregate, over the first five years of this agreement. Sagebrush will also be responsible for keeping the property current on any and all taxes and maintenance fees.

7.  SHORT TERM NOTES PAYABLE

The following notes will become due and payable on or before March 31, 1998:

                                                   1997                  1996
                                                ----------          ------------
Note payable to a Trust, dated 3/31/95,
calling for interest of 8%, principal &
interest due at maturity 3/31/97,
secured by pledge of 100% of stock in
Sunrise Land & Minerals, Inc. Principal
and interest was converted into 166,667
shares of stock in August 1996.                  $    0             $    525,000

Notes payable to individuals, eight in
the amount of $25,000 each and three
notes in the amount of $50,000 each. The
notes bear interest at a rate of 12% per
annum, and mature 10/24/97, secured by
gaming lots that are owned by the
Company. Notes aggregating $150,000 have
been assigned to an affiliate of the
Company.                                        350,000                  350,000

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

Note payable to a bank, dated 3/28/95,
calling for interest of 6.60%, interest
paid through 5/28/96, entire principal
due and paid at maturity of 9/28/96,
secured by certificate of deposit for
$100,000 (Note 3.)                                     0                 100,000

Note payable dated 6/21/96, maturing on
9/30/97, calling for 18% interest on any
portion not paid by the maturity date,
secured by stock owned by an affiliate
of the Company.                                  179,788                       0

Note payable dated 3/31/97, maturing on
9/30/97, calling for 18% interest on any
portion not paid by the maturity date,
secured by stock owned by an affiliate
of the Company.                                   67,116                       0

Note payable to individual, dated
7/9/96, calling for interest of 12%,
principal and interest due at maturity
9/30/97, secured by stock owned by an
affiliate of the Company.                         75,000                       0

Note payable to a trust, dated 7/28/96,
calling for interest of 12.5%, principal
and interest due at maturity 9/30/97,
secured by stock owned by an affiliate
of the Company.                                   50,000                       0

Note payable to individual, dated
1/11/97, calling for interest of 12%,
principal and interest due at maturity
2/1/98, secured by stock owned by an
affiliate of the Company.                         30,000                       0

Note payable to individual, dated
1/11/97, calling for interest of 12%,
principal and interest due at maturity
2/1/98, secured by stock owned by an
affiliate of the Company.                         30,000                       0

Note payable to individual, dated
2/1/97, calling for interest of 12%,
principal and interest due at maturity
2/1/98, secured by stock owned by an
affiliate of the Company.                         25,000                       0

Note payable to individual, dated
1/31/97 calling for interest of 12%,
principal and interest due at maturity
4/1/97, subsequently extended to
8/30/97, secured by stock owned by an
affiliate of the Company.                         20,000                       0

Note payable to individuals, dated
5/15/96 calling for interest of 12%,
principal and interest due at maturity
5/15/97, secured by stock owned by an
affiliate of the Company.                         12,000                       0

Note payable to individual, dated
2/17/97, calling for interest of 12%,
principal and interest due at maturity
2/17/98, secured by stock owned by an
affiliate of the Company.                         40,000                       0

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

Note payable to individual, dated
2/17/97, calling for interest of 12%,
principal and interest due at maturity
2/17/98, secured by stock owned by an
affiliate of the Company.                         20,000                       0

Note payable, dated 1/31/97, calling for
interest of 18%, principal and interest
due at maturity 7/30/97, secured by
stock owned by an affiliate of the
Company.                                         424,000                       0

Note payable, dated 9/26/95 calling for
21% interest on any portion not paid by
11/24/95, principal and interest due on
demand, secured by land.                           9,072                  38,971

Note payable to individual, dated
3/31/95, calling for interest of 10%,
principal and interest is due on demand.
Note is secured by furniture and
fixtures.                                         16,165                  16,165

Note payable to an individual, dated
12/5/95, calling for interest of 12%,
principal and interest is due 10/3/97,
secured by patented mining claims.                25,000                  25,000

Earnest money promissory note, dated
10/20/95, due on 9/30/97.                         40,000                       0

Earnest money promissory note, dated
10/20/95, due on 5/10/97.                         10,000                       0

Note payable to corporation, dated
1/21/94, calling for interest of 8%,
principal and interest due on demand,
secured by patented mining claim.                      0                  24,821

Note payable to employee, dated 12/1/96,
calling for interest of 12%, payable in
monthly payments of $1,879 through
4/1/97.                                            1,879                       0

Notes payable to affiliates consisting
of seven individual notes bearing interest
at 10%, all payable on demand.                    79,347                 526,524
                                          --------------          --------------
Total short-term notes payable               $ 1,504,367             $ 1,606,481
                                          ==============          ==============

8.  LONG TERM DEBT

           MORTGAGES PAYABLE. Mortgages payable are comprised of ten mortgage notes, all secured by real property, consisting of undeveloped land in the city of Black Hawk, Colorado, or in an adjacent area in the county of Gilpin. The mortgage terms as of March 31, 1997 and 1996 are as follows:

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                                1997                     1996


Note payable, interest at 8%, payable in
monthly payments of $177, through
December, 1998.                               $ 3,464                   $ 5,238

Note payable, interest at 8%, payable in
monthly payments of $177, through
December, 1998.                                 3,464                     5,238

Note payable, interest at 8%, payable in
monthly payments of $329, through
December, 1998.                                20,571                    22,968

Note payable, interest at 8%, payable in
monthly payments of $284, through
December, 1998.                                 5,544                     8,612

Note payable, interest at 8%, payable in
monthly payments of $1,658, through
February, 1999.                                35,215                    52,907

Note payable, interest at 8%, payable in
monthly payments of $1,262, through
December, 2003.                                78,752                    87,232

Note payable, interest at 8%, payable in
monthly payments of $188, through
December, 2003                                 11,737                    13,106

Note payable, interest at 8.5%, payable
in monthly payments of $575, through
December, 2003.                                35,356                    39,395

Note payable, interest at 8%, payable in
semi-annual payments of $822, through
February, 2004.                                 8,868                     9,742

Note payable, interest at 8%, payable in
monthly payments of $294, through
December 2003.                                 18,363                         0
                                       --------------           --------------
Total mortgages payable                       221,334                  244,438

Current portion of mortgages payable          (44,702)                 (41,777)
                                       --------------           --------------
Long term mortgages payable           $       176,632          $       202,661
                                       ==============           ==============

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

           The aggregate principal maturities on long term mortgages for the years ending March 31, are as follows:

                         1998                    $  44,702
                         1999                       60,393
                         2000                       20,762
                         2001                       22,539
                         2002                       24,423
                         Thereafter                 48,515
                                                 ---------

                         Total                    $221,334
                                                 =========
   OTHER LONG-TERM NOTES AND CAPITAL LEASES PAYABLE. Long-term notes and capital leases payable as of March 31, 1997 and 1996 are as follows:

                                                  1997                  1996
                                          --------------        --------------
Capital leases for acquisition of
computers and furniture, principal and
interest payments in the combined
amount of $4,483 monthly, maturity 1998
and 2001 respectively.                          $ 69,755              $102,370

 Note payable to individual dated
 7/15/94, calling for interest of 8%,
 principal and interest payments in
 monthly amounts of $2,000, maturity
 9/30/97.                                         30,303                30,303

 Note payable associated with the
 Company's $8.5 million secured
 convertible debt offering, calling for
 interest of 10%, for the first two
 years, expiring 6/30/01, interest to be
 paid semi-annually. Offering was
 withdrawn 8/23/96 (Note 4).                           0               125,000
                                          --------------        --------------
Total other long term notes payable              100,058               257,673

Current portion of other long-term
notes and capital leases payable
                                                 (67,790)              (64,536)
                                          --------------        --------------
Other long term notes and capital
leases payable                           $        32,268       $       193,137
                                          ==============        ==============


 The other long-term note payable is due within the year ending March 31, 1998.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

   The Company entered into two capital leases for four computers and office furniture. The leases expire in 1998 and 2001. Future minimum lease payments for capital leases for the years ending March 31, are as follows:

                    1998                              $ 50,659
                    1999                                16,138
                    2000                                16,138
                    2001                                10,758
                                                      --------
                                                        93,693
                    Interest and sales tax             (23,938)

                    Net Present Value                 $ 69,755
                                                      ========

9.  TAXES BASED ON INCOME

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

   SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards. For the years ended March 31, 1997 and 1996, the Company had net operating loss carryforwards amounting to $4,270,977 and $3,048,958 respectively. The loss carryforwards expire as follows:

                           1998                  $   111,759
                           1999                       63,406
                           2000                      103,298
                           2001                      340,495
                           2002                      206,292
                           2003                      310,240
                           2004                       76,101
                           2005                      348,266
                           2006                      278,648
                           2008                       12,130
                           2009                      111,926
                           2010                      425,947
                           2011                      602,051
                           2012                    1,280,418
                                                  ----------
                                                  $4,270,977
                                                  ==========

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

 The loss carryforwards are subject to certain limitations under the Internal Revenue Code. The Company has recorded a deferred tax asset in each year amounting to $1,452,132 and $1,036,646 as of March 31, 1997 and 1996,
 respectively, as a result of the future tax benefit of the net operating loss carryforward, determined by applying the enacted statutory rate of 34 percent to such carryforwards. However, the Company believes that the utilization of these net operating loss carryforwards could be significantly limited due to a change in ownership in 1994. Since the ability of the Company to realize the deferred tax asset is not certain, a valuation allowance has been recorded for both years in an amount equal to the deferred tax asset.

                                                              MARCH 31,                                March 31,
                                                                1997               Activity              1996
                                                          -------------       -------------        -------------
Deferred tax assets:
Net operating loss carryforwards                          $   1,452,132       $     415,486        $   1,036,646
Valuation allowance for deferred tax assets                  (1,452,132)           (415,486)          (1,036,646)
                                                          -------------       -------------        -------------

Net deferred tax asset                                    $           0       $           0        $           0
                                                          =============       =============        =============

Reconciliations between the statutory federal income tax (benefit) rate and the Company's effective income tax (benefit) rate as a percentage of loss from continuing operations were as follows:

                                                                         Year Ended March 31,
                                                    ---------------------------------------------------------------
                                                               1997                             1996
                                                    ---------------------------------------------------------------
                                                     PERCENT           Dollars        Percent         Dollars
Tax benefit at statutory federal rate                 (34%)              $(439,434)    (34%)            $(203,576)
Permanent differences:
    Expired NOL & other                                                      23,948                              0
Increase in valuation allowance related
    to current year net operating loss                 34%                  415,486     34%                203,576
                                                       ---               ----------      --             ----------

Effective income tax benefit rate                      0%                $        0      0%             $        0
                                                       ==                ==========      ==             ==========

10.  STOCK OPTIONS AND WARRANTS

On March 31, 1992, the Board of Directors authorized the issuance of stock options to various individuals for services rendered, for the purchase of 306,118 shares of the Company's common stock at $0.12 per share, all of which were exercised as of March 31, 1995.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

Additionally, on September 17, 1993, options to purchase 83,334 shares of the common stock of the Company, were granted in exchange for legal services. All such options were exercised during the year ended March 31, 1995.

           The options were granted as of March 31, 1996, in lieu of cash for services rendered, as follows:

                  Options issued for Compensation

                              SERVICE           # OF SHARES

                  Management                      40,000
                  Management                      40,000
                  Investment Bankers              33,334
                  Employee Compensation           10,002
                  Employee Compensation            1,167

           The options were granted as of March 31, 1997, in lieu of cash for services rendered, as follows:

                  Options issued for Compensation

                              SERVICE          # OF SHARES

                  Management                       33,336
                  Investment Bankers              233,334
                  Geological Consulting            14,209
                  Financial Advisory Services     666,667

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense of $320,625 has been recorded in 1997, in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

           Information regarding the options for 1997 and 1996 is as follows:

                                                           1997           1996
                                                       ----------       -------
Options outstanding, beginning of year ...........        184,501        81,333
Options granted ..................................        947,546       119,501
Options exercised ................................         (3,334)       (9,820)
Options expired ..................................         (1,167)       (6,513)
                                                       ----------      --------

Options outstanding, end of year .................      1,127,546       184,501
                                                       ----------      --------

Options exercisable, end of year .................      1,127,546       184,501
                                                       ----------      --------

Options available for grant, end of year .........           --            --
                                                       ==========      ========

                Weighted average option exercise price information for 1997 and 1996 is as follows:

                                                              1997         1996
                                                            ------       -------

Outstanding at beginning of year ...................         $2.97        $1.64
Granted during the year ............................          2.04         3.78
Exercised during the year ..........................          1.00         2.25
Expired during the year ............................          1.00         2.25
Outstanding at end of year .........................          2.19         2.97
Exercisable at end of year .........................          2.19         2.97


           Significant option groups outstanding at March 31, 1997 and related weighted average price and life information is as follows:

                          Options           Options      Exercise    Remaining
       GRANT DATE       OUTSTANDING       EXERCISABLE     PRICE     LIFE (YEARS)
       ----------       -----------       -----------    --------   ------------
 April 1, 1994              66,667          66,667          $1.50      2
 September 12, 1995         33,334          33,334           2.25      4 months
 November 20, 1995          80,000          80,000           4.50      1.67
 April 11, 1996            280,879         280,879           1.54      2
 July 1, 1996              666,667         666,667           2.25      2.25

   The weighted average fair value at date of grant for options granted during 1997 and 1996 was $1.70 and $2.45 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                       1997              1996
                                    ----------          -------

     Expected life (years)           3 years            3 years
     Interest rate                   5.41%              7.03%
     Dividend yield                     -                  -

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

           Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss would have increased to the proforma amounts indicated below:

                                         1997                 1996
                                      ----------            -------

  Net loss - as reported               $1,613,078          $598,752
  Net loss - proforma                   1,925,792           759,552
  Loss per share - as reported                .20               .07
  Loss per share - proforma                   .23               .09

           In connection with the investment banking agreement signed in October 1993, the Company issued stock options during the fiscal year ended March 31, 1995, the Company granted options to its investment bankers, providing for the issuance of 66,667 shares of stock, at an option price of $1.50 per share. This option was granted on April 1, 1994, and expires on April 1, 1999, and the Company issued 33,334 stock options in association with the assistance of that certain debt offering funded by the Company's investment bankers to remediate the gaming lots. The option price is $2.25 per share, expiring on August 1, 1997.

           Options were also granted in connection with the debt offering that was in process at the year ended March 31, 1995 to the holders of notes payable by the Company, as described in Note 7. Such options grant the holders of the notes a total of 11,667 shares, exercisable at $2.25 per share based upon the debt subscribed of $350,000 and an additional 4,667 options were granted to the brokers. The unexercised options expired at March 31, 1996, with 9,167 shares being exercised by note holders, and 654 shares being exercised by brokers.

           During the year ending March 31, 1997, in connection with an investment banking agreement, the Company issued 233,334 stock options at an option price of $1.50, expiring April 11, 1999.

           Additionally, 14,209 stock options were issued to a Director for services related to the environmental remediation project, at an option price of $1.50, expiring April 11, 1999.

   The Company granted warrants to purchase 666,667 shares of common stock at $2.25 a share to Pravin Banker or Assigns for financial advisory services during 1996. These options expire on July 1, 1999.

11.  STOCK SUBSCRIPTIONS

           During the years ended March 31, 1995 and 1994, the Company recorded a sale of stock to an accredited individual at $.25 per share totaling $100,000; a private stock placement, offered to accredited investors, at $1.50 per share totaling $588,660, (including $295,500 of prepaid stock subscriptions as of March 31, 1994); and an additional private stock placement at $2.25 per share totaling $664,582. The proceeds of the private stock placements were recorded net of offering expenses.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

12.  RELATED PARTY TRANSACTIONS

   In the ordinary course of business, the Company has entered into transactions with officers, directors and other related entities. The majority of such transactions include loans made or received from the related party. The following summarizes such transactions during the years ended March 31, 1997 and 1996.

   During the year ended March 31, 1997, the Company paid off a working capital loan in the amount of $7,034 from Bingle Northwest, an affiliate of the President. The note payable to ADT Resources, a wholly owned subsidiary of Aaminex Capital Corporation ("Aaminex"), remained unchanged as of March 31, 1997.

   The Company shares office space and other office expenses with Aaminex . The Company's President is also the President of Aaminex. Under the terms of a management agreement, the Company is obligated to pay $8,333 per month to Aaminex for the full-time services of Mr. Winn. Management fees under the agreement totaled $100,000 annually during the years ended March 31, 1997 and 1996. In addition, the Company's note payable to Aaminex was paid in full during the year ended March 31, 1997.

           Effective December 31, 1996, the Board of Directors and common stockholders having at least a majority of the voting power of the shares of the Company authorized and approved the Company to authorize 500,000 shares of Preferred Stock, $10 par value per share. The preferred stock may be issued in one or more series, which may be determined at the time of issuance by the Board of Directors without further action by the common stockholders. On December 31, 1996, the Board of Directors approved the issuance of 125,000 shares of preferred stock and the Company issued 90,100 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short term notes payable to Clay County Holdings, Inc., an affiliate of the Secretary, and accrued management fees due to Aaminex. Undeclared cumulative dividends were $27,030 on the 90,100 preferred stock shares outstanding at March 31, 1997.

   The Company, through BSH, Inc., an affiliate of the President and Secretary in cooperation with the EPA and the Colorado Department of Health performed environmental analyses and tests and removed all mined waste located on the gaming site. The Company funded a total of $345,584 to BSH, Inc to complete the remediation. No further remediation activity has been required or is expected of the Company.

                           NEVADA GOLD & CASINOS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

   On September 9, 1994, Gold Mountain was formed. Per negotiated agreement with the other three members, the Company's ownership was 40%. The Company had a nominal cost basis in this ownership. On May 19, 1995, the Company transferred real estate having a cost basis of $867,283, mortgages payable and certain other assets to Gold Mountain. The Company received a note receivable from Gold Mountain in the amount of $919,248 with interest at the rate of 14% per annum and maturing on March 31, 1997. The Company was required to assume debt totaling $115,384.

           On September 26, 1995, the Company acquired the remaining 60% interest in Gold Mountain, making it a wholly owned subsidiary. The former members received a portion of the land owned subject to the underlying mortgages. The Company conveyed real estate having a cost basis of $242,063 and a note in the amount of $150,000, which had a balance of $24,693 as of March 31, 1997. In accordance with this transaction, the Company was released from $115,384 of debt that had been assumed with the original purchase of equity of Gold Mountain. Approximately $96,239 of debt was assumed by the former members. In connection with the acquisition of the remaining interest in Gold Mountain, the value of the assets owned by Gold Mountain were recorded at management's estimate of their fair value, with a resulting adjustment to the equity of Gold Mountain. Intercompany balances have been eliminated in preparing the Company's financial statements as of March 31, 1997 and 1996.

13.  SUBSEQUENT EVENT

           In June 1997, through wholly owned subsidiaries of each company, Nevada Gold & Casinos, Inc. and Casino America, Inc. entered into a joint venture to develop a new Isle of Capri casino planned to be the largest in Colorado at Black Hawk, 25 miles west of Denver.

   In March 1996, Nevada Gold & Casinos, Inc. and Caesar's World Gaming Corporation ("Caesar's"), a subsidiary of ITT Corporation, announced joint development plans for this project. Although all the necessary land was assembled, designs completed, operating agreements signed and no further action was taken. To join the Black Hawk venture, in June 1997, Casino America has contracted to purchase Caesar's interest in this project.

   Nevada Gold & Casinos, Inc. will retain approximately 48% interest in the joint venture. Casino America will own about 52% of the joint venture and will manage the new Isle of Capri Casino under a long-term management agreement. The development of the project is subject to a number of conditions, including due diligence matters, determination of economic feasibility, receipt of all required regulatory permits, including approvals from the Colorado Gaming Division and the City of Black Hawk, as well as financing for the project, which is planned to be through the issuance of non-recourse project debt.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On June 25, 1997, the Company engaged the services of Pannell Kerr Forster of Texas, P.C., in Houston, Texas. This constituted a change in accountants. The financial statements for the previous two years were reported by Arthur Andersen, LLP, Houston, Texas, who declined to stand for reelection. Their report dated May 24, 1996, except for Notes 1 and 14 which were dated July 31, 1996, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles; however, the reports were qualified due to uncertainties resulting from going concern issues. The decision to change accountants was approved by resolution of the Board of Directors. There were no disagreements with the former accountants.

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

Members of the Board of Directors are elected annually to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Messrs. Winn, Burkett, Jayroe and Wen are presently members of the Board of Directors. Each standing Director has agreed to serve, if elected.

H. THOMAS WINN, 57. Mr. Winn has been the Chairman, CEO, and President of Nevada Gold & Casinos, Inc., since January 1994. He has also been a Director since 1994. As President of Aaminex Capital Corporation, he was responsible for the merger of the Colorado property into Pacific Gold Corporation (now Nevada Gold & Casinos, Inc.). Mr. Winn has served as Chairman of Aaminex Capital Corporation since 1983. Aaminex Capital Corporation is a financial consulting and venture capital firm, involved in real estate, mining, and environmental activities. Mr. Winn has formed numerous investment limited partnerships, and capital formation ventures, which range from the motion pictures, to commercial real estate and mining projects.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

PAUL J. BURKETT, 76. Mr. Burkett, Past-President of Pacific Gold Corporation, was instrumental in the acquisition of the Colorado properties, and of Pacific Gold Corporation. He is now a Director of Nevada Gold & Casinos, Inc. Mr. Burkett has been involved in the mining industry for over 40 years. He has also served on the Board of Directors of Aaminex Capital Corporation for 13 years. His business for the past five years has concentrated on independent mining and real estate ventures.

WILLIAM G. JAYROE, 41. Mr. Jayroe has nearly two decades of technology development, sales and management expertise in the petrochemical field. He began his career with a "Fortune 500" global oilfield service company and left to begin his own company, Turbeco, Inc., which was acquired by Flotek Industries, Inc. in late 1993. Mr. Jayroe is currently President and CEO of Flotek Industries, Inc., (a public company), which is the parent corporation of USA Petrovalve, Inc. and Turbeco, Inc.

HUBERT T. WEN, 38. Mr. Wen is President of Tempest, Inc., an apartment investor, based in Houston, Texas, and is currently an associate with the Grubb & Ellis Company. Mr. Wen has extensive and diverse experience in the real estate industry, ranging from residential property investment and development to high-rise Class A commercial office building management and leasing. Mr. Wen received a Bachelor of Science degree in Business, Economics, and Mathematics from Carnegie-Mellon University.

COMMITTEES OF THE BOARD AND ATTENDANCE

The Board of Directors of the Company presently has the following standing committees:

           (A) THE AUDIT COMMITTEE, currently comprised of Messrs. Jayroe and Wen. The Audit Committee, which held one meeting during the Company's last fiscal year, is authorized to nominate the Company's independent auditors, and to review with the independent auditors the scope and results of the audit engagement.

           (B) COMPENSATION COMMITTEE, currently comprised of Messrs. Burkett and Wen. The Compensation Committee, which held one meeting during the Company's last fiscal year, recommends compensation levels for Executive Officers and Directors of the Company.

           (C) TECHNICAL COMMITTEE, currently comprised of Messrs. Burkett, Wen, and Winn. The Technical Committee which held one meeting during the Company's last fiscal year , is responsible for mining, and real property activities of the Company.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

Six meetings of the Board of Directors were held during the last fiscal year. Except for Hubert Wen, who was elected to the Board of Directors in March 1997, each Director attended at least 75% of meetings, either in person or by telephone conference calls.

The Company does not have a Directors Nominating Committee, such function being reserved to the entire Board of Directors.

The Board of Directors unanimously recommends a vote for election of each of the nominees listed above.

                               EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

           NAME                        AGE              CAPACITY
           ----                        ---              --------
           H. Thomas Winn (1)           57              President

           Elizabeth A. Woods           48              Treasurer

           David K. McCaleb             34              Secretary

           Paul J. Burkett (1)          76              Vice President

(1) Biographical information, with respect to this Officer, was previously described in Item 1.


ELIZABETH A. WOODS (age 48). Mrs. Woods joined the Company as Treasurer/Chief Financial Officer in November 1996, and was previously with Post Oak Bank in Houston for 13 years, where she served as Senior Vice President and Controller.

DAVID MCCALEB (age 34). Mr. McCaleb has been with the Company since 1993, and has served as Secretary and/or Treasurer of the Company since 1994. For the prior two years, he operated McCaleb & Associates, a Houston-based accounting and consulting firm. Previously, Mr. McCaleb spent five years in the banking industry. He received a Bachelor of Science degree in Finance from the University of Houston, 1991. Mr. Winn is the father-in-law of Mr. McCaleb. There is no other family relationship between any present Executive Officers, Directors and Director Nominees.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

REPORTS

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act") and is in the process of establishing a compliance program with respect to the reporting obligations of the Company's officers, directors, and holders of 10% or more of the Company's equity securities, (collectively hereinafter referred to as "Reporting Persons") under the Exchange Act. As a primary result of the Company's failure to have a compliance program in place, certain Reporting Persons of the Company's equity securities have not filed the appropriate Forms 3, 4, and 5 on a timely basis. To date, the required Reporting Persons have filed the appropriate Form 5s, which include transactions and/or events that otherwise should have been reported on previous Forms 3 and 4. The Reporting Persons who did not make such filings on a timely basis for the period ending March 31, 1997, and the number of such filings include the following:

 REPORTING PERSONS               NUMBER OF TRANSACTIONS   NUMBER OF LATE FILINGS
--------------------------------------------------------------------------------
 Winstock Mining Corporation(US)             3                     3

 Clay County Holdings, Inc.                 11                     6

 Aaminex Capital Corporation                11                     4

 Paul J. Burkett                             2                     2

 William G. Jayroe                           1                     2

 H. Thomas Winn                              2                     2

 Fred N. Holabird                            2                     2

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

ITEM 11.             EXECUTIVE COMPENSATION

               Executive Officer and other Officers of the Company who received total annual salary and bonus for the fiscal year, ended March 31, 1997, in excess of $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                               LONG - TERM
                       ANNUAL   COMPENSATION                                   COMPENSATION
-----------------------------------------------------------------------     ---------------------
NAME AND PRINCIPAL     FISCAL                         OTHER  ANNUAL                  ALL OTHER
  POSITION             YEAR     SALARY       BONUS    COMPENSATION (1)      OPTIONS  COMPENSATION
-------------------------------------------------------------------------------------------------
H. Thomas Winn,     1997          -            -            -               25,000        -
President           1996          -            -            -               30,000        -
                    1995          -            -            -                 -           -

(1) Mr. Winn did not receive perquisites or other personal benefits, securities, or property, valued in excess of 10% of the total of the reported annual salary and bonus.

The Company does not have any pension plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER  PARTICIPATION

           See "Committees of the Board and Attendance" in Item 10 for a discussion of the Compensation Committee.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

             The following table sets forth certain information, as of March 31, 1997 with respect to beneficial ownership of the outstanding common stock by (i) those stockholders known to the Company (whose address is shown), that are the beneficial owners of 5% or more of the Company's outstanding voting stock (ii) each Director of the Company, (iii) all named Executive Officers, and (iv) all Directors and Officers, as a group.

           The outstanding voting securities of the Company (entitled to one vote per share) is 8,349,046 shares of common stock (as of the record date), in which stock, the entire voting power of the Company is lodged. The record date for the determination of shareholders entitled to notice of, and to vote at, this meeting is March 31, 1997. Pursuant to the bylaws of the corporation, cumulative voting is not allowed.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

Name and Address of                            Number of Shares         Percent
Beneficial Owner                              Beneficially Owned       of Class
-------------------                           ------------------       --------
Winstock Mining Corporation (US) ................. 1,669,580            20.0 %
1506 - 2008 Fullerton Avenue
North Vancouver, British Columbia  V7P 3G7

H. Thomas Winn (1) ............................... 1,532,898            18.4 %
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

David K. McCaleb(2) .............................. 3,058,574            36.6 %
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

Paul J. Burkett(3) ...............................   277,526             3.3 %
P.O. Box 761
Goldfield, Nevada 89013

Hubert T. Wen(4) .................................   103,169             1.2 %
P.O. Box 571595
Houston, Texas 77257-1595

William G. Jayroe(5) .............................    18,752              .2 %
7030 Empire Central Drive
Houston, Texas 77040

Aaminex Capital Corp(1) .......................... 1,514,564            18.1 %
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

Clay County Holdings, Inc.(2) .................... 3,058,324            36.6 %
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

All Directors and Officers
as a group (5 persons) ........................... 4,990,919            59.8 %
--------------------------------------------------------------------------------

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

(1) Except for options to purchase 18,334 shares, all of the shares listed are controlled directly or indirectly through Aaminex Capital Corporation, of which H. Thomas Winn is President. 1,333,334 of these shares are the subject of an option agreement to exercise the shares held by Winstock Mining Corp. (U.S.). As long as the option remains contingent and unexercised, Mr. Winn exercises no voting or investment power, with respect to the shares subject to the options. The shares listed are the same shares owned by Winstock Mining Corporation (U.S.). The information in this table shall not be construed as a statement that Mr. Winn is the beneficial owner of the securities covered by the statement for purposes of Section 13(d) or 13(g) of the Securities Act of 1933.

(2) Mr. McCaleb, the Secretary of the company, is also the President of Clay County Holdings, Inc. Except for 250 shares owned personally by Mr. McCaleb, the shares indicated are the shares held by Clay County Holdings., Inc. as set forth above in the table of Beneficial owners. Mr. McCaleb is the son-in-law of H. Thomas Winn, the President of the Company.

(3) Included in Mr. Burkett's beneficial ownership are options to purchase 18,334 shares.

(4) Included in Mr. Wen's beneficial ownership are options to purchase 5,000 shares.

(5) Included in Mr. Jayroe's beneficial ownership are options to purchase 12,084 shares.

ITEM 13.             CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

           In the ordinary course of business, the Company has entered into transactions with officers, directors and other related entities. The majority of such transactions include loans made or received from the related party. The following summarizes such transactions during the years ended March 31, 1997 and 1996.

           During the year ended March 31, 1997, the Company paid off a working capital loan in the amount of $7,034 from Bingle Northwest, an affiliate of the President. The note payable to ADT Resources, a wholly owned subsidiary of Aaminex Capital Corporation ("Aaminex"), remained unchanged as of March 31, 1997.

           The Company shares office space and other office expenses with Aaminex . The Company's President is also the President of Aaminex. Under the terms of a management agreement, the Company is obligated to pay $8,333 per month to Aaminex for the full-time services of Mr. Winn. Management fees under the agreement totaled $100,000 annually during the years ended March 31, 1997 and 1996. In addition, the Company's note payable to Aaminex was paid in full.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

           Effective December 31, 1996, the Board of Directors and common stockholders having at least a majority of the voting power of the shares of the Company authorized and approved the Company to authorize 500,000 shares of Preferred Stock, $10 par value per share. The preferred stock may be issued in one or more series, which may be determined at the time of issuance by the Board of Directors without further action by the common stockholders. On December 31, 1996, the Board of Directors approved the issuance of 125,000 shares of preferred stock and the Company issued 90,100 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short term notes payable to Clay County Holdings, Inc., an affiliate of the Secretary, and accrued management fees due to Aaminex.

           The Company, through BSH, Inc., an affiliate of the President and Treasurer in cooperation with the EPA and the Colorado Department of Health performed environmental analyses and tests and removed all mined waste located on the gaming site. The Company funded a total of $345,584 to BSH, Inc. to complete the remediation. No further remediation activity has been required or is expected of the Company.

           On September 9, 1994, Gold Mountain Development, LLC was formed. Per negotiated agreement with the other three members, Nevada Gold & Casino's ownership was 40%. The Company had a nominal cost basis in this ownership. On May 19, 1995, the Company transferred real estate having a cost basis of $867,283, mortgages payable and certain other assets to Gold Mountain Development, LLC. The Company received a note receivable from Gold Mountain in the amount of $919,248 with interest at the rate of 14% per annum and maturing on March 31, 1997. The Company was required to assume debt totaling $115,384.

           On September 26, 1995, the Company acquired the remaining 60% interest in Gold Mountain Development, LLC, making it a wholly owned subsidiary. The former members received a portion of the land owned subject to the underlying mortgages. The Company conveyed real estate having a cost basis of $242,063 and a note in the amount of $150,000, which had a balance of $24,693 as of March 31, 1997. In accordance with this transaction, the Company was released from $115,384 of debt which had been assumed with the original purchase of equity into Gold Mountain Development, LLC. Approximately $96,239 of debt was assumed by the former members. In connection with the acquisition of the remaining interest in Gold Mountain Development, LLC, the value of the assets owned by Gold Mountain Development, LLC were recorded at management's estimate of their fair value, with a resulting adjustment to the equity of Gold Mountain Development, LLC. Intercompany balances have been eliminated in preparing the Company's financial statements as of March 31, 1997 and 1996.

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)         FINANCIAL STATEMENTS AND SCHEDULES

                     REFERENCE - Data submitted herewith and under Item 8

            8        Report of independent public accountants

            9        Balance sheets

            10       Statements of operations

            12       Statements of stockholders' equity

            13       Statements of cash flows

            14       Notes to financial statements

(B)         REPORTS ON FORM 8-K

(C)         EXHIBITS

                     *3.1      -  Articles of Incorporation
                     *3.1a     -  Amendment to Articles of Incorporation
                     *3.2      -  By-laws
                     *10.1     -  Operating Agreement Caesars Black Hawk, LLC.
                     *10.2     -  Deed of Trust
                     *10.3     -  Master Secured Note
                     *10.4     -  Note Participation Agreement
                     *21       -  Subsidiaries of the Registrant
                      27       -  Financial Data Schedule
--------------------------
* Previously filed

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

            NEVADA GOLD & CASINOS, INC.

            By: /s/ H. THOMAS WINN                             July  14, 1997
                    H. Thomas Winn, President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

            NAME & POSITION                                         DATE

            /s/ H. THOMAS WINN
                H.Thomas Winn, President                       July  14, 1997

            /s/ PAUL J. BURKETT
                Paul J. Burkett, Director                      July  14, 1997
                Vice President - Mining

            /s/ WILLIAM G. JAYROE                             July   14, 1997
                William G. Jayroe, Director


            /s/ HUBERT T. WEN                                 July   14, 1997
            Hubert T. Wen, Director


            /S/ ELIZABETH A. WOODS                             July  14, 1997
            Elizabeth A. Woods, Treasurer
                And Chief Financial Officer