Form 10-Q
period 1997-06-30
NEVADA GOLD & CASINOS INC
filed 1997-08-14
CIK 277058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended JUNE 30, 1997

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

Yes [X]  No [_]

As of June 30, 1997 there were 8,417,320 shares of common stock outstanding.

                           NEVADA GOLD & CASINOS, INC.
                                      INDEX

PART I

ITEM 1.       FINANCIAL STATEMENTS                                      PAGE NO.

         Balance Sheets as of June 30 and March 31, 1997 ...............    3
         Statements of Operations for the Three Months Ended
           June 30, 1997 and 1996 ......................................    4
         Statements of Cash Flows for the Three Months Ended
           June 30, 1997 and 1996 ......................................    5

         Notes to Interim Financial Statements .........................    6

ITEM 2

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................   10

PART II

         OTHER INFORMATION

         Item 1 Through 6 ..............................................   12

                           NEVADA GOLD & CASINOS, INC.
                                 BALANCE SHEETS

                                                       June 30,      March 31,
                                                         1997           1997
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents ........................   $    11,334    $    78,245
Short term investments ...........................        17,608         17,408
Other assets .....................................        66,000         65,000
                                                     -----------    -----------
TOTAL CURRENT ASSETS .............................        94,942        160,653

Property and assets held for development .........     4,228,594      4,203,418
Mining properties & claims .......................       480,812        480,812
Furniture, fixtures and equipment, net ...........       106,766        111,140
                                                     -----------    -----------
TOTAL ASSETS .....................................   $ 4,911,114    $ 4,956,023
                                                     ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities .........   $   319,274    $   325,893
Short term notes payable .........................     1,646,619      1,504,367
Current portion of long term debt ................       106,569        112,492
                                                     -----------    -----------
TOTAL CURRENT LIABILITIES ........................     2,072,462      1,942,752
                                                     -----------    -----------

LONG TERM DEBT
Mortgages payable, net of current portion ........       165,158        176,632
Notes payable, net of current portion ............        29,784         32,268
                                                     -----------    -----------
TOTAL LONG TERM DEBT .............................       194,942        208,900
                                                     -----------    -----------
TOTAL LIABILITIES ................................     2,267,404      2,151,652
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares
 authorized, 90,100 shares outstanding ...........       901,000        901,000
Common stock, $.12 par value, 10,000,000 shares
    authorized, 8,417,320 and 8,349,046 shares
    outstanding at June 30 and March 31, 1997,
    respectively .................................     1,010,078      1,001,886
Additional paid in capital .......................     6,047,080      5,956,959
Accumulated deficit prior to development
    stage (12/27/93) .............................    (2,296,077)    (2,296,077)
Accumulated deficit during development stage .....    (3,018,371)    (2,759,397)
                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY .......................     2,643,710      2,804,371
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY .......................................   $ 4,911,114    $ 4,956,023
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended
                                                 June 30,              Cumulative Amounts
                                        --------------------------     During Development
                                           1997           1996       Stage (Since 12/27/93)
                                        -----------    -----------        -----------
REVENUES
Royalty income ......................   $    15,000    $     5,000        $   219,000
Other income ........................           365         16,095            496,534
                                        -----------    -----------        -----------

TOTAL REVENUES ......................        15,365         21,095            715,534
                                        -----------    -----------        -----------

EXPENSES
General & administrative ............       105,412        111,446          1,234,567
Interest expense ....................        65,937         33,748            552,959
Salaries ............................        51,841         12,315            330,826
Legal & professional fees ...........        41,078        107,557          1,309,029
Other ...............................        10,071         20,064            306,524
                                        -----------    -----------        -----------

TOTAL EXPENSES ......................       274,339        285,130          3,733,905
                                        -----------    -----------        -----------

NET LOSS ............................   $  (258,974)   $  (264,035)       $(3,018,371)
                                        ===========    ===========        ===========

PER SHARE INFORMATION
Weighted average number of common
    shares and equivalent outstanding     8,355,048      8,136,788          6,556,254
                                        ===========    ===========        ===========

Net loss per common share ...........   $      (.03)   $      (.03)       $      (.46)
                                        ===========    ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                            NEVADA GOLD & CASINOS, INC.
                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       Three Months Ended
                                                            June 30,             Cumulative Amounts
                                                    ------------------------     During Development
                                                       1997          1996      Stage (Since 12/27/93)
                                                    ----------    ----------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...............................   $ (258,974)   $ (264,035)   $         (3,018,371)
Adjustments to reconcile net loss to
  net cash provided (used) by operating
  activities:
    Depreciation ................................        6,653         6,653                  53,123
    Consultant and investment banker
        option expense ..........................            0             0                 320,625
    Changes in operating assets and liabilities:
        Receivable ..............................       (1,200)       (1,814)                205,325
        Accounts payable and accrued liabilities        81,325       153,208               1,148,365
                                                    ----------    ----------    --------------------
NET CASH USED IN OPERATING ACTIVITIES ...........     (172,196)     (105,988)             (1,290,933)
                                                    ----------    ----------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and assets held for development ....      (25,176)      (35,372)             (1,297,690)
    Purchase of furniture, fixtures and equipment       (2,279)            0                 (31,317)
                                                    ----------    ----------    --------------------
NET CASH USED BY INVESTING ACTIVITIES ...........      (27,455)      (35,372)             (1,329,007)
                                                    ----------    ----------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt ..........................      164,500       124,078               3,750,662
    Common  stock issued for cash, net of
        offering costs ..........................            0         3,750               1,021,563
    Fractional shares redeemed ..................            0             0                     (36)
    Payments on debt ............................      (31,760)      (41,798)             (2,443,702)
    Salaries contributed by officers ............            0             0                   1,000
    Prepaid stock subscription ..................            0             0                 295,500
                                                    ----------    ----------    --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......      132,740        86,030               2,624,987
                                                    ----------    ----------    --------------------

Net increase (decrease) in cash .................      (66,911)      (55,330)                  5,047

Beginning cash balance ..........................       78,245        76,371                   6,287
                                                    ----------    ----------    --------------------

Ending cash balance .............................   $   11,334    $   21,041    $             11,334
                                                    ==========    ==========    ====================

SUPPLEMENTAL INFORMATION:
    Cash paid for interest ......................   $   14,604    $    6,760    $            279,047
                                                    ==========    ==========    ====================
    Cash paid for taxes .........................   $        0    $        0    $                  0
                                                    ==========    ==========    ====================

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

GAMING DEVELOPMENT

      Management has devoted a substantial portion of its efforts toward the evaluation of alternatives to maximize the Company's participation in a gaming project in Black Hawk, Colorado, as well as raising capital to fund the ongoing operations of the Company.

      In March 1996, Nevada Gold & Casinos, Inc. and Caesar's World Gaming Corporation ("Caesar's"), a subsidiary of ITT Corporation, had announced joint development plans for this project. Although all the necessary land was assembled, designs were completed, and operating agreements were signed, no further action was taken. The Company's ownership interest in this project would have been between 13% and 22%, depending upon the amount of land and cash contributed by the Company.

      In 1997, Nevada Gold & Casinos, Inc. and Casino America, Inc. entered into an operating agreement to develop a new Isle of Capri casino planned to be the largest in Colorado at Black Hawk, 25 miles west of Denver. In connection with this agreement, Casino America, Inc. entered into a separate agreement with an affiliate of Caesars World, Inc. ("Caesars World") to acquire property in Black Hawk from an affiliate of Caesars World. The Company will hold its interest in the Isle of Capri Casino Black Hawk through a wholly owned subsidiary, Black Hawk Gold, Ltd., a Colorado Corporation ("Black Hawk Gold.") The Company, through Black Hawk Gold, is required to make a capital contribution of land, valued under the agreement at $7.9 million. The land is subject to a note payable with a balance, including principal and interest, of approximately $400,000 that will be paid by the joint venture. The property to be transferred includes lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado. Under the terms of this agreement, the Company would own approximately 48% of the joint venture. Casino America, Inc. would own approximately 52% of the joint venture and will manage the casino under a long term management agreement for a fee based upon the revenues generated by the project. The development of the project is subject to a number of conditions, including financing for the project and the receipt of all required regulatory approvals, particularly approval from the Colorado Gaming Division.

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

      In January 1997, the Company engaged Jefferies and Company, Inc. ("Jefferies" or the "Financial Advisor") a nationally known investment banking concern, prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the planned casino project. The Company, through the Financial Advisor, is actively pursuing the completion of a $75 million institutional debt offering to provide financing for the Isle of Capri Black Hawk casino project. The Company is also pursuing funding for the operating needs of the Company. The short-term viability of the Company is dependent upon its ability to raise sufficient cash to meet its cash requirements and the long-term viability of the Company is dependent upon the successful completion and operation of a casino project.

      In July 1997, the operating agreement with Casino America was amended. Pursuant to the amended operating agreement, upon the closing of the institutional debt offering, the Company will receive a loan in the amount of $500,000, $700,000 in cash for sale of part of its ownership interest in the joint venture and an additional commitment to fund up to $800,000 toward the Company's future cash requirements. The Company's ownership of the joint venture will be reduced to approximately 41% upon receipt by the Company of the initial $1,200,000 and its ownership will be reduced to approximately 36% if all of the additional commitment is used. The Company has the option to repurchase the sold portion of its ownership interest in the project within 180 days after the date of each funding.

      The Company conveyed certain real property to the City of Black Hawk for the realignment of Miners Mesa Road in exchange for rights and title to a fifteen-foot strip of adjacent gaming property that would increase the square footage available for gaming and provide additional land to the joint venture.

REAL ESTATE DEVELOPMENT

      On September 9, 1994, Gold Mountain Development, LLC was formed. Per negotiated agreement with the other three members, Nevada Gold & Casino, Inc.'s ownership was 40%. On September 26, 1995, the Company acquired the remaining 60% interest in Gold Mountain Development, LLC, making it a wholly owned subsidiary. Intercompany balances have been eliminated in preparing the Company's financial statements as of June 30, and March 31, 1997.

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

                          NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

MINING INTERESTS

      The Company had a joint venture agreement with Cameco U.S., Inc. ("Cameco") which was terminated effective March 31, 1996. Effective November 1, 1996, the Company entered into a new lease with Sagebrush Exploration, Inc., ("Sagebrush") permitting Sagebrush to explore, develop, and mine the properties in the Goldfield Mining District located in Nye and Esmeralda Counties, Nevada. The Company received a cash payment of $32,100 for annual land maintenance fees, and advance minimum royalty payments of $5,000 per month. The Company is also entitled to receive a production royalty of five percent (5%) of "net smelter returns" for all products mined or removed from the property. Sagebrush may elect at any time during the term of the lease to purchase up to one percent (1%) of the royalty for the sum of $2.5 million. The Company will receive from Sagebrush, upon approval of the Vancouver Stock Exchange, 50,000 shares of the capital stock from Sagebrush's parent company, Coromandel Resources, Ltd., ("Coromandel"). The Company will receive an additional 50,000 shares of capital stock of Coromandel one year from the effective date of this lease. This lease has an initial term of 10 years. The lease can be extended at Sagebrush's option for nine additional terms of 10 years each, so long as Sagebrush is conducting exploration, development, or mining of the property. For a period of 66 months from the effective date of this lease, the Company has the option to acquire a 49% working interest in the property. Sagebrush agrees to incur expenditures for exploration and development of the property of not less than $5 million in the aggregate, over the first five years of this lease. Sagebrush will also be responsible for keeping the property current on any and all taxes and maintenance fees.

REVERSE COMMON STOCK SPLIT

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

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1997

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

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1997

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

      Revenues decreased $5,730 for the three months ended June 30, 1997 compared to the same period in the prior year. The current quarter included a $15,730 decrease in interest income. The prior year included interest income received from BSH, Inc., an affiliate of the President and Secretary of the Company. Royalty income increased $10,000. The current year included $15,000 under the terms of the Sagebrush lease that was effective beginning November 1, 1996, while the prior year included $5,000 received under the terms of a rental agreement with Cameco that was terminated effective March 31, 1996.

      General and administrative expenses decreased $6,034 for the three months ended June 30, 1997 compared to the same period in the prior year, including a decrease of $8,314 in contract labor due to the hiring of additional personnel to handle accounting and other functions previously outsourced by the Company.

      Interest expense increased $32,189 for the three months ended June 30, 1997 as compared to the same period last year. The current quarter included interest expense on short-term notes and interest on the accrued expenses related to the management agreement with Aaminex.

      Salaries increased $39,525 for the three months ended June 30, 1997 as compared to the same period last year, due to the hiring of additional personnel to handle accounting and other functions previously outsourced by the Company.

      Legal and professional fees decreased $66,479 including decreases of $34,736 in legal fees and $26,507 in consulting fees. The prior year included costs associated with the acquisition of capital and legal fees related to the Caesars Black Hawk project.

      Other expenses decreased $9,983, including a decrease of $4,427 in printing expense.

LIQUIDITY AND CAPITAL RESOURCES

      For the period ended June 30, 1997, revenues of the Company did not cover expenses relating to its business operations. Additionally, there have been no revenues from the Company's gaming interests to date, since the activities are currently in the pre-development stage. Management does not anticipate significant increases in revenues from any of its operations over the next year.

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1997

      During the three months ended June 30, 1997, the Company increased its short-term debt by $57,621 to cover its operating deficit and for scheduled payments on its long-term debt. Advances in the amount of $69,500 were received from certain affiliates of the Company. Additional funds were obtained through private sales of restricted Company Stock to "accredited" investors, as such term is defined under Securities and Exchange Commission Regulation D.

      Effective December 31, 1996, the Board of Directors and the holders of the Company's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of Preferred Stock, $10 par value per share. The preferred stock may be issued in one or more series, which may be determined at the time of issuance by the Board of Directors without further action by the holders of the common stock. On December 31, 1996, the Board of Directors approved the issuance of 125,000 shares of preferred stock and the Company issued 90,100 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short-term notes payable to Clay County Holdings, Inc., an affiliate of the Secretary of the Company, and accrued management fees due to Aaminex Capital Corp. ("Aaminex"), an affiliate of the President of the Company

      In 1996, the Company offered $8.5 Million in Convertible Secured Notes. As of August 23, 1996, the Company withdrew such offering. Funds in the escrow account were returned to the investors in compliance with the terms of the offering.

      In January 1997, the Company engaged Jefferies and Company, Inc. as its exclusive financial advisor in connection with the structuring and financing of the planned casino project. The Company, through Jefferies, is actively pursuing the completion of a $75 million institutional debt offering to provide financing for the Black Hawk casino project. The Company is also pursuing funding for the operating needs of the Company. The short-term viability of the Company is dependent upon its ability to raise sufficient cash to meet its cash requirements and the long-term viability of the Company is dependent upon the successful completion and operation of a casino project.

SUBSEQUENT EVENT

      In July 1997, the operating agreement with Casino America was amended. Pursuant to the amended operating agreement, upon the closing of the institutional debt offering, the Company will receive a loan in the amount of $500,000, $700,000 in cash for sale of part of its ownership interest in the joint venture and an additional commitment to fund up to $800,000 toward the Company's future cash requirements. The Company's ownership of the joint venture will be reduced to approximately 41% upon receipt by the Company of the initial $1,200,000 and its ownership will be reduced to approximately 36% if all of the additional commitment is used. The Company has the option to repurchase the sold portion of its ownership interest in the project within 180 days after the date of each funding.

ITEM 3
Not applicable

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1997

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable

ITEM 2.  CHANGES IN SECURITIES.
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not applicable

ITEM 5.  OTHER INFORMATION.
         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) INDEX TO EXHIBITS

            *3.1  - Articles of Incorporation

            *3.2  - Amendment to Articles of Incorporation

            *3.3  - By-laws

            *4.1  - Deed of Trust

            *4.2  - Master Secured Note

            *4.3  - Note Participation Agreement

            *10.1 - Operating Agreement Caesars Black Hawk, LLC.

            10.2  - Operating Agreement of ICB L.L.C.

            27    - Financial Data Schedule

*     Exhibits were previously filed and are incorporated by reference.

         (B) Reports on Form 8-K
               8K filed 6/30/97
                  Item 4  Changes in Registrant's Certifying Accountant
                  Item 5  Other Events
               8K/A filed 7/22/97
                  Item 4  Changes in Registrant's Certifying Accountant
                  Item 5  Other Events

                           NEVADA GOLD & CASINOS, INC.
                                  JUNE 30, 1997

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEVADA GOLD & CASINOS, INC.
      (Registrant)

By:/S/ ELIZABETH A. WOODS
       Elizabeth A. Woods
       Treasurer
         And Chief Financial Officer

DATE: August 14, 1997