Form 10-K/A
period 1997-03-31
NEVADA GOLD & CASINOS INC
filed 1997-10-02
CIK 277058

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               FORM 10-K - AMENDED

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant at March 31, 1997, based upon the last reported sales price of the NASDAQ Bulletin Board, was $14,610,831.

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

      In June 1997, through wholly owned subsidiaries of each company, Nevada Gold & Casinos, Inc. and Casino America, Inc. entered into a joint venture to develop a new Isle of Capri casino in Colorado at Black Hawk, 30 miles west of Denver. The plans are to develop, own and operate the Isle of Capri Black Hawk as a premier casino gaming facility. The casino will be one of the first gaming facilities encountered by customers traveling from Denver to the Black Hawk market and, upon completion, it will be one of the largest gaming facilities in Colorado. It will feature 90,000 square feet on one level with 1,100 slot machines, 24 blackjack and poker games, a fine dining restaurant, a delicatessen, a full service buffet, and an event center. The facility also will include 1,000 on-site parking spaces. The Isle of Capri Black Hawk will be designed and constructed pursuant to a bonded "guaranteed maximum price" design/build agreement, which also provides for the addition of a hotel at the option of the venture for an agreed-upon increase to the guaranteed maximum price.

      The Company holds its interest in the Isle of Capri Black Hawk through a wholly owned subsidiary, Black Hawk Gold, Ltd., a Colorado Corporation ("Black Hawk Gold"). The Company, through Black Hawk Gold, made a capital contribution valued under the agreement at $7.5 million. The contribution consisted of land valued at $7.9 million, subject to a note payable with a balance, including principal and interest, of approximately $400,000 that was paid by the joint venture. The property included lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado. Casino America, Inc. will manage the casino under a long-term management agreement for a fee based upon the revenues generated by the project. The development of the project is subject to a number of conditions, including the receipt of all required regulatory approvals, particularly approval from the Colorado Gaming Division.

      In March 1996, Nevada Gold & Casinos, Inc. and Caesar's World Gaming Corporation ("Caesar's"), a subsidiary of ITT Corporation, had announced joint development plans for this project. Although all the necessary land was assembled, designs were completed, and operating agreements were signed, no further action was taken. The Company's ownership interest in this project would have been between 13% and 22%, depending upon the amount of land and cash contributed by the Company. In August 1997, Casino America purchased Caesar's interest in this project.

      Under the terms of the original agreement with Casino America, the Company would have retained about 48% interest in the joint venture and Casino America would have owned about 52%. In July 1997, the operating agreement with Casino America was amended. The Company's ownership was decreased to 45% and Casino America's ownership was increased to 55% to compensate Casino America for providing a Completion Capital Commitment and the Managers Subordination Agreement. Pursuant to the amended operating agreement, the Company received from Casino America a $500,000 loan, $700,000 in cash for sale of part of its ownership interest in the joint venture, and an additional commitment to fund up to $800,000 toward the Company's future cash requirements. The Company's ownership of the joint venture was reduced to approximately 41% upon receipt by the Company of the initial $1,200,000 and its ownership will be reduced to approximately 36% if all of the additional $800,000 commitment is used. Substantially all of the $1,200,000 proceeds were paid directly to creditors of the

Company in full payment of the Company's outstanding obligations to such creditors. The Company has the option to repurchase the sold portion of its ownership interest in the project within 180 days after the date of each funding. The loan bears interest at the higher of 14.5% or Casino America's highest cost of funds plus two percentage points and is due on August 20, 2000.

      In January 1997, the Company engaged Jefferies and Company, Inc., a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. In August 1997, first mortgage notes in the aggregate amount of $75,000,000 were issued by Isle of Capri Black Hawk, L.L.C. and its wholly owned subsidiary, Isle of Capri Black Hawk Capital Corp. (collectively the "Issuers"). These notes mature on August 31, 2004 and bear interest at 13% per annum. Interest on the notes is payable semi-annually on each February 28 and August 31, commencing February 28, 1998. Contingent interest is payable on the notes, on each interest payment date, in an aggregate amount equal to 5% of the Isle of Capri Black Hawk L.L.C.'s consolidated cash flow for the two fiscal quarters ending during the January or July immediately preceding such interest payment date. The notes are secured by a first lien on substantially all of the existing and future assets of the Issuers and are without recourse to the members of Isle of Capri Black Hawk, L.L.C. or their respective parent or affiliate entities.

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

      In January 1997, the Company engaged Jefferies and Company, Inc., a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. In August 1997, first mortgage notes in the aggregate amount of $75,000,000 were issued by the Isle of Capri Black Hawk, L.L.C. and its wholly owned subsidiary, Isle of Capri Black Hawk Capital Corp. (collectively the "Issuers"). These notes mature on August 31, 2004 and bear interest at 13% per annum. Interest on the notes is payable semi-annually on each February 28 and August 31, commencing February 28, 1998. Contingent interest is payable on the notes, on each interest payment date, in an aggregate amount equal to 5% of the Isle of Capri Black Hawk, L.L.C.'s consolidated cash flow for the two fiscal quarters ending during the January or July immediately preceding such interest payment date. The notes are secured by a first lien on substantially all of the existing and future assets of the Issuers and are without recourse to the members of the Isle of Capri Black Hawk, L.L.C. or their respective parent or affiliate entities.

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

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the NASDAQ "Bulletin Board", under the symbol NGCS. There were approximately 3200 shareholders of record, as of March 31, 1997. The following table sets forth the high and low sales prices relating to the Company's common stock for the last two fiscal years:

                                             FISCAL YEARS ENDED
                                    -------------------------------------
                                     MARCH 31, 1997      MARCH 31, 1996
                                    -----------------   -----------------
                                    HIGH BID  LOW BID   HIGH BID  LOW BID
                                    --------  -------   --------  -------
                 First Quarter       $6.188    $4.125   $10.125    $4.125
                 Second Quarter       6.563     3.375     9.750     7.500
                 Third Quarter        5.375     2.875     8.250     3.375
                 Fourth Quarter       3.000     1.500     7.125     3.750

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

                           1997        1996        1995        1994       1993
                        ----------  ----------  ----------  ----------  --------

Revenues .............  $   94,004  $  468,113  $   77,900  $   60,152  $ 48,000

Net loss .............   1,613,078     598,752     434,364     113,203    32,465

Net loss per
share * ..............         .20         .07         .06         .05       .02

Total assets .........   4,956,023   5,057,691   4,213,808   2,265,932   490,175

Long term debt .......     208,900     395,798     579,480     369,446    26,537
------------
* Adjusted retroactively for the three-for-one reverse stock split effective August 23, 1996.

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

      In January 1997, the Company engaged Jefferies and Company, Inc., a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. In August 1997, first mortgage notes in the aggregate amount of $75,000,000 were issued by the Isle of Capri Black Hawk, L.L.C. and its wholly owned subsidiary, Isle of Capri Black Hawk Capital Corp. (collectively the "Issuers"). These notes mature on August 31, 2004 and bear interest at 13% per annum. Interest on the notes is payable semi-annually on each February 28 and August 31, commencing February 28, 1998. Contingent interest is payable on the notes, on each interest payment date, in an aggregate amount equal to 5% of the Isle of Capri Black Hawk, L.L.C.'s consolidated cash flow for the two fiscal quarters ending during the January or July immediately preceding such interest payment date. The notes are secured by a first lien on substantially all of the existing and future assets of the Issuers and are without recourse to the members of the Isle of Capri Black Hawk, L.L.C. or their respective parent or affiliate entities.

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

As discussed in Note 1 to the financial statements, revenues have not been sufficient to cover the Company's operating expenses during the past several years. In addition, there have been no revenues from the Company's gaming operations to date since these activities are currently in the predevelopment stage. Management does not expect significant increases in revenues from any of its operations over the next year. As discussed in Note 13 to the financial statements, in July 1997 the Company signed an amended Operating Agreement with Casino America, Inc. concerning the development of a casino. Pursuant to this agreement, the Company exchanged part of its ownership interest in the casino venture for cash, a loan, and a commitment of additional funds for future cash requirements. The long term viability of the Company is dependent upon the successful completion and operation of a casino.

/s/ PANNELL KERR FORSTER OF TEXAS, P. C.
    Pannell Kerr Forster of Texas, P. C.
Houston, Texas
July 11, 1997 (except with respect to the matters discussed in Notes 1 and 13, as to which the date is September 24, 1997)

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

                           NEVADA GOLD & CASINOS, INC.
                                 BALANCE SHEETS
                          AS OF MARCH 31, 1997 AND 1996

                                                          1997          1996
                                                      -----------   -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..........................  $    78,245   $    76,371
Short term investments .............................       17,408       109,789
Receivable from broker .............................         --         125,000
Other assets .......................................       65,000          --
                                                      -----------   -----------
TOTAL CURRENT ASSETS ...............................      160,653       311,160

Property and assets held for development ...........    4,203,418     4,127,084

Mining properties & claims .........................      480,812       480,812
Furniture, fixtures and equipment, net .............      111,140       138,635
                                                      -----------   -----------

TOTAL ASSETS .......................................  $ 4,956,023   $ 5,057,691
                                                      ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities ...........  $   325,893   $   538,002
Short term notes payable ...........................    1,504,367     1,606,481
Current portion of long term debt ..................      112,492       106,313
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES ..........................    1,942,752     2,250,796
                                                      -----------   -----------
LONG-TERM DEBT
Mortgages payable, net of current portion ..........      176,632       202,661
Notes payable, net of current portion ..............       32,268       193,137
                                                      -----------   -----------
TOTAL LONG-TERM DEBT ...............................      208,900       395,798
                                                      -----------   -----------
TOTAL LIABILITIES ..................................    2,151,652     2,646,594
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $10 par value, 500,000 shares
    authorized, 90,100 shares outstanding at
    March 31, 1997 .................................      901,000          --

Common stock, $.12 par value, 10,000,000 shares
    authorized, 8,349,046 and 8,097,371 shares
    outstanding at March 31, 1997 and 1996,
    respectively ...................................    1,001,886       971,685
Additional paid in capital .........................    5,956,959     4,881,808
Accumulated deficit prior to development stage
(12/27/93) .........................................   (2,296,077)   (2,296,077)
Accumulated deficit during development stage .......   (2,759,397)   (1,146,319)
                                                      -----------   -----------
TOTAL STOCKHOLDERS' EQUITY .........................    2,804,371     2,411,097
                                                      ===========   ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $ 4,956,023   $ 5,057,691
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

                                                                    CUMULATIVE
                                                                     AMOUNTS
                                                                      DURING
                                                                    DEVELOPMENT
                                                                       STAGE
                                                                      (SINCE
                              1997          1996         1995        12/27/93)
                          -----------   -----------   -----------   -----------
REVENUES
Royalty income .........  $    30,000   $    60,000   $    55,000   $   204,000
Other income ...........       64,004       408,113        22,900       496,169
                          -----------   -----------   -----------   -----------
TOTAL REVENUES .........       94,004       468,113        77,900       700,169
                          -----------   -----------   -----------   -----------
EXPENSES
General &
  administrative .......      464,226       394,557       220,954     1,129,155
Interest expense .......      338,218       129,593         6,826       487,021
Salaries ...............      149,511        63,379        39,000       278,985
Legal & professional
  fees .................     652,876       397,131       159,094     1,267,951
Other ..................      102,251        82,205        86,390       296,454
                          -----------   -----------   -----------   -----------
TOTAL EXPENSES .........    1,707,082     1,066,865       512,264     3,459,566
                          -----------   -----------   -----------   -----------
NET LOSS ...............  $(1,613,078)  $  (598,752)  $  (434,364)  $(2,759,397)
                          ===========   ===========   ===========   ===========
PER SHARE INFORMATION
Weighted average number
of common shares and
equivalent outstanding ..    8,219,096     8,136,788     7,123,076    6,443,829
                           ===========   ===========   ===========   ==========
Net loss per common
share ...................  $      (.20)  $      (.07)  $      (.06)  $     (.43)
                           ===========   ===========   ===========   ==========

  The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                         Stock             Preferred Stock                  Common Stock
                                     Subscriptions      Shares          Amount        Shares *        Amount
                                     -------------      ------          ------        --------        ------
Balance at 3/31/93                        $                             $             1,426,939         $171,233

Stock issued for cash                                                                   133,333           16,000
Stock issued for property (Note 5)
   12/27/93                                                                           3,166,667          380,000
Cash for stock subscriptions               295,500
Contribution of salaries to paid in
   capital by officers
Net loss
                                           -------      -------          ---------    ---------          -------
Balance at 3/31/94                         295,500                                    4,726,939          567,233

Stock subscriptions outstanding           (295,500)
Stock issued for property
   (Note 5) 8/1/94                                                                    2,204,434          264,532
Stock issued for cash 3/31/94                                                           390,000           46,800
Stock issued for cash 4/15/94                                                           392,400           47,088
Stock issued for cash

Stock issued for cash 8/15/94                                                           295,371           35,445
Net loss
                                           -------      -------          ---------    ---------          -------
Balance at 3/31/95                                                                    8,009,144          961,098

Stock issued for cash 2/7/96                                                              2,784              334
Stock issued associated with debt

  offering 3/31/96                                                                        9,820            1,178
Stock issued for promotional-
  and Employee benefits 2/8/96                                                            4,151              498
Stock issued for accounting
  Expenses 2/8/96                                                                         7,472              897

                                    Additional                         Total
                                       Paid         Accumulated    Stockholders'
                                    In Capital        Deficit          Equity
                                    ----------      ------------   -------------
Balance at 3/31/93                  $2,559,028      $(2,296,077)     $  434,184

Stock issued for cash                   84,000                          100,000
Stock issued for property (Note 5)
   12/27/93                            703,000                        1,083,000
Cash for stock subscriptions                                            295,500
Contribution of salaries to paid in
   capital by officers                   1,000                            1,000
Net loss                                               (113,203)       (113,203)
                                      ---------      ----------       ---------
Balance at 3/31/94                    3,347,028      (2,409,280)      1,800,481

Stock subscriptions outstanding                                        (295,500)
Stock issued for property
   (Note 5) 8/1/94                      182,468                         447,000
Stock issued for cash 3/31/94                                            46,800
Stock issued for cash 4/15/94           541,512                         588,600
Stock issued for cash

Stock issued for cash 8/15/94           486,610                         522,055
Net loss                                               (434,364)       (434,364)
                                      ---------      ----------       ---------
Balance at 3/31/95                    4,557,618      (2,843,644)      2,675,072

Stock issued for cash 2/7/96              5,930                           6,264
Stock issued associated with debt

  offering 3/31/96                       20,917                          22,095
Stock issued for promotional-
  and Employee benefits 2/8/96           13,189                          13,687
Stock issued for accounting
  Expenses 2/8/96                        24,834                          25,731

                           NEVADA GOLD & CASINOS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                         Stock                Preferred Stock                   Common Stock
                                     Subscriptions        Shares          Amount         Shares *          Amount
                                     -------------       ---------       --------       ----------       ---------
Additional stock issued for property
  (Note 5) 1/19/96                                                                          50,000           6,000
Investment banker's option expense
Interest paid in stock 3/31/96                                                              14,000           1,680
Net loss
                                     -------------       ---------       --------       ----------       ---------
Balance at 3/31/96                                                                       8,097,371         971,685
Stock issued for cash 4/30/96                                                                1,667             200
Stock issued for services 8/9/96                                                             2,000             240
Stock issued for note 8/23/96                                                              166,667          20,000
Stock issued for services 8/30/96                                                            8,749           1,050
Stock issued for interest 9/4/96                                                               833             100
Stock issued for note 12/23/96                                                              33,007           3,961
Stock issued for cash 12/23/96                                                               5,000             600
Stock issued for services 12/31/96                                                           2,596             312
Stock issued for note and
  management fee 12/31/96                                   90,100        901,000
Stock issued for note 2/27/97                                                               31,917           3,830
Consultant and investment bankers
   option expense
Other, including fractional shares                                                            (761)            (92)
Net loss
                                     -------------       ---------       --------       ----------      ----------
Balance at March 31, 1997              $                    90,100       $901,000        8,349,046      $1,001,886
                                     =============       =========       ========       ==========      ==========

                                         Additional                          Total
                                            Paid         Accumulated      Stockholders'
                                         In Capital        Deficit           Equity
                                         ----------      -----------       ----------
Additional stock issued for property
  (Note 5) 1/19/96                           (6,000)
Investment banker's option expense          225,000                           225,000
Interest paid in stock 3/31/96               40,320                            42,000
Net loss                                                    (598,752)        (598,752)
                                         ----------      -----------      -----------
Balance at 3/31/96                        4,881,808       (3,442,396)       2,411,097
Stock issued for cash 4/30/96                 3,550                             3,750
Stock issued for services 8/9/96              5,760                             6,000
Stock issued for note 8/23/96               522,966                           542,966
Stock issued for services 8/30/96            27,974                            29,024
Stock issued for interest 9/4/96              2,400                             2,500
Stock issued for note 12/23/96               95,060                            99,021
Stock issued for cash 12/23/96                6,900                             7,500
Stock issued for services 12/31/96                                                312
Stock issued for note and
  management fee 12/31/96                                                     901,000
Stock issued for note 2/27/97                47,238                            51,068
Consultant and investment bankers
   option expense                           363,250                           363,250
Other, including fractional shares               53                               (39)
Net loss                                                  (1,613,078)      (1,613,078)
                                         ----------      -----------      -----------
Balance at March 31, 1997                $5,956,959      $(5,055,474)     $ 2,804,371
                                         ==========      ===========      ===========

*  Adjusted for three-for-one reverse stock split.

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                                                                          CUMULATIVE
                                                                                            AMOUNTS
                                                                                             DURING
                                                                                           DEVELOPMENT
                                                                                          STAGE (SINCE
                                              1997             1996           1995         12/27/93)
                                          ------------       ---------      ----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                  $ (1,613,078)      $(598,752)     $ (434,364)   $(2,759,397)

Adjustment to reconcile net loss to
 net cash
  Provided (used) by operating
   expenses
     Depreciation                               26,612          14,370           5,488         46,470
     Consultant and investment
      banker option expense                    320,625          -               -             320,625
Changes in operating assets and
 liabilities:
     Receivables                                (7,619)        230,644         (15,433)       206,525
     Accounts payable and accrued
      liabilities                              530,908         377,474         125,442      1,067,040
                                          ------------       ---------      ----------    -----------
NET CASH PROVIDED (USED) IN OPERATING
  ACTIVITIES                                  (742,552)         23,736        (318,867)    (1,118,737)
                                          ------------       ---------      ----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:

Property and assets held for development       (53,263)       (410,919)       (572,841)    (1,272,514)
Purchase of furniture, fixtures and
 equipment                                      -              (23,736)         (5,302)       (29,038)
                                          ------------       ---------      ----------    -----------

NET CASH USED IN INVESTING ACTIVITIES          (53,263)       (434,655)       (578,143)    (1,301,552)
                                          ------------       ---------      ----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES

Salaries contributed by officers                -               -               -               1,000
Common stock issued for cash, net of
 offering costs                                 31,250          28,359         861,954      1,021,563
Payment for fractional shares                      (36)                                           (36)

Proceeds from debt                           2,952,751         501,407         132,004      3,586,162

Payments on debt                            (2,186,276)       (131,656)        (54,293)    (2,411,942)

Prepaid stock subscriptions                     -               -               -             295,500
                                          ------------       ---------      ----------    -----------
NET CASH PROVIDED BY FINANCING
                                                                                            2,492,247
     ACTIVITIES                                797,689         398,110         939,665
                                          ------------       ---------      ----------    -----------
NET INCREASE (DECREASE) IN CASH                  1,874         (12,809)         42,655         71,958

BEGINNING CASH BALANCE                          76,371          89,180          46,525          6,287
                                          ------------       ---------      ----------    -----------
                                                     $               $               $              $
ENDING CASH BALANCE                         $   78,245       $  76,371        $ 89,180      $  78,245
                                          ============       =========      ==========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                      $  161,084       $  84,149        $  6,826    $   264,443
                                          ============       =========      ==========    ===========
CASH PAID FOR TAXES                             -               -               -                -
                                          ============       =========      ==========    ===========

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

      In June 1997, through wholly owned subsidiaries of each company, Nevada Gold & Casinos, Inc. and Casino America, Inc. entered into a joint venture to develop a new Isle of Capri casino in Colorado at Black Hawk, 30 miles west of Denver. The plans are to develop, own and operate the Isle of Capri Black Hawk as a premier casino gaming facility. The casino will be one of the first gaming facilities encountered by customers traveling from Denver to the Black Hawk market and, upon completion, it will be one of the largest gaming facilities in Colorado. It will feature 90,000 square feet on one level with 1,100 slot machines, 24 blackjack and poker games, a fine dining restaurant, a delicatessen, a full service buffet, and an event center. The facility also will include 1,000 on-site parking spaces. The Isle of Capri Black Hawk will be designed and constructed pursuant to a bonded "guaranteed maximum price" design/build agreement, which also provides for the addition of a hotel at the option of the venture for an agreed-upon increase to the guaranteed maximum price.

      The Company holds its interest in the Isle of Capri Black Hawk through a wholly owned subsidiary, Black Hawk Gold, Ltd., a Colorado Corporation ("Black Hawk Gold"). The Company, through Black Hawk Gold, made a capital contribution valued under the agreement at $7.5 million. The contribution consisted of land valued at $7.9 million, subject to a note payable with a balance, including principal and interest, of approximately $400,000 that was paid by the joint venture. The property included lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado. Casino America, Inc. will manage the casino under a long-term management agreement for a fee based upon the revenues generated by the project. The development of the project is subject to a number of conditions, including the receipt of all required regulatory approvals, particularly approval from the Colorado Gaming Division.

      In March 1996, Nevada Gold & Casinos, Inc. and Caesar's World Gaming Corporation ("Caesar's"), a subsidiary of ITT Corporation, had announced joint development plans for this project. Although all the necessary land was assembled, designs were completed, and operating agreements were signed, no further action was taken. The Company's ownership interest in this project would have been between 13% and 22%, depending upon the amount of land and cash contributed by the Company. In August 1997, Casino America purchased Caesar's interest in this project.

      Under the terms of the original agreement with Casino America, the Company would have retained about 48% interest in the joint venture and Casino America would have owned about 52%. In July 1997, the operating agreement with Casino America was amended. The Company's ownership was decreased to 45% and Casino America's ownership was increased to 55% to compensate Casino America for providing a Completion Capital Commitment and the Managers Subordination Agreement. Pursuant to the amended operating agreement, the Company received from Casino America a $500,000 loan, $700,000 in cash for sale of part of its ownership interest in the joint venture, and an additional commitment to fund up to $800,000 toward the Company's future cash requirements. The Company's ownership of the joint venture was reduced to approximately 41% upon receipt by the Company of the initial $1,200,000 and its ownership will be reduced to approximately 36% if all of the additional $800,000 commitment is used. Substantially all of the $1,200,000 proceeds were paid directly to creditors of the Company in full payment of the Company's outstanding obligations to such creditors. The Company has the option to repurchase the sold portion of its ownership interest in the project within 180 days after the date of each funding. The loan bears interest at the higher of 14.5% or Casino America's highest cost of funds plus two percentage points and is due on August 20, 2000.

      In January 1997, the Company engaged Jefferies and Company, Inc., a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. In August 1997, first mortgage notes in the aggregate amount of $75,000,000 were issued by Isle of Capri Black Hawk, L.L.C. and its wholly owned subsidiary, Isle of Capri Black Hawk Capital Corp. (collectively the "Issuers"). These notes mature on August 31, 2004 and bear interest at 13% per annum. Interest on the notes is payable semi-annually on each February 28 and August 31, commencing February 28, 1998. Contingent interest is payable on the notes, on each interest payment date, in an aggregate amount equal to 5% of the Isle of Capri Black Hawk L.L.C.'s consolidated cash flow for the two fiscal quarters ending during the January or July immediately preceding such interest payment date. The notes are secured by a first lien on substantially all of the existing and future assets of the Issuers and are without recourse to the members of Isle of Capri Black Hawk, L.L.C. or their respective parent or affiliate entities.

      The Company conveyed property to the City of Black Hawk for the realignment of Miners Mesa Road in exchange for rights and title to a fifteen foot strip of adjacent gaming property which would increase the square footage available for gaming and provide additional land to the joint venture.

      There have been no revenues from the Company's gaming operations to date since these are currently in the predevelopment stage. Revenues have not been sufficient to cover the Company's operating expenses during the past several years. Management does not expect significant increases in revenues from any of its operations over the next year. As discussed in Note 13 to the financial statements, in July 1997, the Company signed an amended Operating Agreement with Casino America, Inc. concerning the development of a casino. Pursuant to this agreement, the Company exchanged part of its ownership interest in the casino venture for cash, a loan, and a commitment of additional funds for future cash requirements. The long-term viability of the Company is dependent upon the successful completion and operation of a casino.

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

      IMPACT OF NEW ACCOUNTING STANDARDS. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on April 1, 1996. The impact of this adoption was not material to the Company's financial statements. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on April 1, 1996. SFAS No. 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation for stock options is measured as the excess, if any, of the market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

7.  SHORT TERM NOTES PAYABLE

The following notes will become due and payable on or before March 31, 1998:

                                                         1997          1996
                                                      ----------     ---------
Note payable to a Trust, dated 3/31/95,
calling for interest of 8%, principal &
interest due at maturity 3/31/97,
secured by pledge of 100% of stock in
Sunrise Land & Minerals, Inc.
Principal and interest was converted into
166,667 shares of
stock in August 1996.                                  $      0      $525,000

Notes payable to individuals, eight in
the amount of $25,000 each and three
notes in the amount of $50,000 each. The
notes bear interest at a rate of 12% per
annum, and mature 10/24/97, secured by
gaming lots that are owned by the Company.
Notes aggregating $150,000 have been
assigned to an affiliate of the Company. (A)             350,000      350,000

Note payable to a bank, dated 3/28/95,
calling for interest of 6.60%, interest
paid through 5/28/96, entire principal
due and paid at maturity of 9/28/96,
secured by certificate of deposit for
$100,000 (Note 3.)                                             0      100,000

Note payable dated 6/21/96, maturing on
9/30/97, calling for 18% interest on any
portion not paid by the maturity date,
secured by stock owned by an affiliate
of the Company. (A)                                      179,788            0

Note payable dated 3/31/97, maturing on
9/30/97, calling for 18% interest on any
portion not paid by the maturity date,
secured by stock owned by an affiliate
of the Company. (A)                                       67,116             0

Note payable to individual, dated
7/9/96, calling for interest of 12%,
principal and interest due at maturity
9/30/97, secured by stock owned by an
affiliate of the Company. (A)                             75,000             0

Note payable to a trust, dated 7/28/96,
calling for interest of 12.5%, principal
and interest due at maturity 9/30/97,
secured by stock owned by an affiliate
of the Company. (A)                                       50,000             0

Note payable to individual, dated
1/11/97, calling for interest of 12%,
principal and interest due at maturity
2/1/98, secured by stock owned by an
affiliate of the Company. (A)                             30,000             0

Note payable to individual, dated
1/11/97, calling for interest of 12%,
principal and interest due at maturity
2/1/98, secured by stock owned by an
affiliate of the Company.                                 30,000             0

Note payable to individual, dated
2/1/97, calling for interest of 12%,
principal and interest due at maturity
2/1/98, secured by stock owned by an
affiliate of the Company. (A)                             25,000             0

Note payable to individual, dated
1/31/97 calling for interest of 12%,
principal and interest due at maturity
4/1/97, subsequently extended to
8/30/97, secured by stock owned by an
affiliate of the Company. (A)                             20,000             0

Note payable to individuals, dated
5/15/96 calling for interest of 12%,
principal and interest due at maturity
5/15/97, secured by stock owned by an
affiliate of the Company. (A)                             12,000             0

Note payable to individual, dated
2/17/97, calling for interest of 12%,
principal and interest due at maturity
2/17/98, secured by stock owned by an
affiliate of the Company.                                 40,000             0

Note payable to individual, dated
2/17/97, calling for interest of 12%,
principal and interest due at maturity
2/17/98, secured by stock owned by an
affiliate of the Company.                                 20,000             0

Note payable, dated 1/31/97, calling for
interest of 18%, principal and interest
due at maturity 7/30/97, secured by
stock owned by an affiliate of the
Company. (A)                                             424,000             0

Note payable, dated 9/26/95 calling for
21% interest on any portion not paid by
11/24/95, principal and interest due on
demand, secured by land.                                   9,072        38,971

Note payable to individual, dated
3/31/95, calling for interest of 10%,
principal and interest is due on demand.
Note is secured by furniture and
fixtures. (A)                                             16,165        16,165

Note payable to an individual, dated
12/5/95, calling for interest of 12%,
principal and interest is due 10/3/97,
secured by patented mining claims. (A)                    25,000        25,000

Earnest money promissory note, dated
10/20/95, due on 9/30/97.                                 40,000             0

Earnest money promissory note, dated
10/20/95, due on 5/10/97.                                 10,000             0

Note payable to corporation, dated
1/21/94, calling for interest of 8%,
principal and interest due on demand,
secured by patented mining claim.                              0        24,821

Note payable to employee, dated 12/1/96,
calling for interest of 12%, payable in
monthly payments of $1,879 through
4/1/97.                                                    1,879             0

Notes payable to affiliates consisting
of seven individual notes bearing
interest at 10%, all payable on demand.(A)                79,347       526,524
                                                      ----------    ----------
Total short-term notes payable                        $1,504,367    $1,606,481
                                                      ==========    ==========

(A) These notes were paid in full or otherwise satisfied subsequent to March 31, 1997. See Note 13 Subsequent Event.

8.  LONG TERM DEBT

      MORTGAGES PAYABLE. Mortgages payable are comprised of ten mortgage notes, all secured by real property, consisting of undeveloped land in the city of Black Hawk, Colorado, or in an adjacent area in the county of Gilpin. The mortgage terms as of March 31, 1997 and 1996 are as follows:

                                                       1997         1996
                                                     --------      --------
Note payable, interest at 8%, payable in
monthly payments of $177, through December,
1998.                                               $   3,464     $  5,238

Note payable, interest at 8%, payable in
monthly payments of $177, through December,
1998.                                                   3,464        5,238

Note payable, interest at 8%, payable in
monthly payments of $329, through December,
1998.                                                  20,571       22,968

Note payable, interest at 8%, payable in
monthly payments of $284, through December,
1998.                                                   5,544        8,612

Note payable, interest at 8%, payable in
monthly payments of $1,658, through February,
1999.                                                  35,215       52,907

Note payable, interest at 8%, payable in
monthly payments of $1,262, through December,
2003.                                                  78,752       87,232

Note payable, interest at 8%, payable in
monthly payments of $188, through December, 2003       11,737       13,106

Note payable, interest at 8.5%, payable in
monthly payments of $575, through December,
2003.                                                  35,356       39,395

Note payable, interest at 8%, payable in
semi-annual payments of $822, through February,
2004.                                                   8,868        9,742

Note payable, interest at 8%, payable in
monthly payments of $294, through December 2003.       18,363            0
                                                     --------      --------
Total mortgages payable                                21,334      244,438

Current portion of mortgages payable                  (44,702)     (41,777)
                                                     --------      --------
Long term mortgages payable                          $176,632      $202,661
                                                     ========      ========

      The aggregate principal maturities on long term mortgages for the years ending March 31, are as follows:

                        1998            $ 44,702
                        1999              60,393
                        2000              20,762
                        2001              22,539
                        2002              24,423
                        Thereafter        48,515
                                        --------
                        Total           $221,334
                                        ========

      OTHER LONG-TERM NOTES AND CAPITAL LEASES PAYABLE. Long-term notes and capital leases payable as of March 31, 1997 and 1996 are as follows:

                                                      1997           1996
                                                    ---------      ---------
Capital leases for acquisition of computers and
furniture, principal and interest payments in
the combined amount of  $4,483 monthly,
maturity 1998 and 2001 respectively.                $  69,755      $ 102,370

Note payable to individual dated 7/15/94,
calling for interest of 8%, principal and
interest payments in monthly amounts of $2,000,
maturity 9/30/97. (A)                                  30,303        30,303

Note payable associated with the Company's
$8.5 million secured convertible debt
offering, calling for interest of 10%, for the
first two years, expiring 6/30/01, interest
to be paid semi-annually. Offering was
withdrawn 8/23/96 (Note 4).                                 0        125,000
                                                    ---------      ---------
Total other long term notes payable                   100,058        257,673

Current portion of other long-term notes and
capital leases payable                                (67,790)       (64,536)
                                                    ---------      ---------
Other long term notes and capital leases payable    $  32,268      $ 193,137
                                                    =========      =========

(A) These notes were paid in full or otherwise satisfied subsequent to March 31, 1997. See Note 13 Subsequent Event.

    The other long-term note payable is due within the year ending March 31, 1998.

      The Company entered into two capital leases for four computers and office furniture. The leases expire in 1998 and 2001. Future minimum lease payments for capital leases for the years ending March 31, are as follows:

                     1998                     $ 50,659
                     1999                       16,138
                     2000                       16,138
                     2001                       10,758
                                              --------
                                                93,693
                     Interest and sales tax    (23,938)
                                              --------
                     Net Present Value        $ 69,755
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

      SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards. For the years ended March 31, 1997 and 1996, the Company had net operating loss carryforwards amounting to $4,270,977 and $3,048,958 respectively. The loss carryforwards expire as follows:

                        1998               $   111,759
                        1999                    63,406
                        2000                   103,298
                        2001                   340,495
                        2002                   206,292
                        2003                   310,240
                        2004                    76,101
                        2005                   348,266
                        2006                   278,648
                        2008                    12,130
                        2009                   111,926
                        2010                   425,947
                        2011                   602,051
                        2012                 1,280,418
                        ----                ----------
                                            $4,270,977
                                            ==========

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

                                        MARCH 31,                 MARCH 31,
                                          1997       ACTIVITY       1996
                                       ----------    --------     --------
Deferred tax assets:
Net operating loss carryforwards       $1,452,132    $415,486    $1,036,646
Valuation allowance for deferred
tax assets                             (1,452,132)   (415,486)   (1,036,646)
                                       ----------    --------    ----------
Net deferred tax asset                 $        0    $      0    $        0
                                       ==========    ========    ==========

Reconciliations between the statutory federal income tax (benefit) rate and the Company's effective income tax (benefit) rate as a percentage of loss from continuing operations were as follows:

                                             YEAR ENDED MARCH 31,
                                    ----------------------------------------
                                            1997                1996
                                    ----------------------------------------
                                      PERCENT   DOLLARS  PERCENT  DOLLARS
                                      -------   -------  -------  -------
Tax benefit at statutory federal
  rate                                  (34%)  $(439,434)  (34%)  $203,576)
Permanent differences:
    Expired NOL & other                           23,948                 0
Increase in valuation allowance
 related to current year net
 operating
 loss                                    34%     415,486    34%    203,576
                                       ----    ---------   ----   --------
Effective income tax benefit rate         0%   $       0     0%   $      0
                                       ====    =========   ====   ========

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

      The options were granted as of March 31, 1996, in lieu of cash for services rendered, as follows:

           Options issued for Compensation

               SERVICE                   # OF SHARES
               -------                   -----------
           Management                       40,000
           Management                       40,000
           Investment Bankers               33,334
           Employee Compensation            10,002
           Employee Compensation             1,167

      The options were granted as of March 31, 1997, in lieu of cash for services rendered, as follows:

           Options issued for Compensation

              SERVICE                    # OF SHARES
              -------                    -----------
           Management                       33,336
           Investment Bankers              233,334
           Geological Consulting            14,209
           Financial Advisory Services     666,667

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

      Information regarding the options for 1997 and 1996 is as follows:

                                                         1997         1996
                                                      ---------      -------
              Options outstanding, beginning of year    184,501       81,333
              Options granted                           947,546      119,501
              Options exercised                          (3,334)      (9,820)
              Options expired                            (1,167)      (6,513)
                                                      ---------      -------
              Options outstanding, end of year        1,127,546      184,501
                                                      ---------      -------
              Options exercisable, end of year        1,127,546      184,501
                                                      ---------      -------
              Options available for grant, end of year      -            -
                                                      =========      =======

         Weighted average option exercise price information for 1997 and 1996 is as follows:

                                                            1997        1996
                                                            ----        ----
              Outstanding at beginning of year             $2.97        $1.64
              Granted during the year                       2.04         3.78
              Exercised during the year                     1.00         2.25
              Expired during the year                       1.00         2.25
              Outstanding at end of year                    2.19         2.97
              Exercisable at end of year                    2.19         2.97

      Significant option groups outstanding at March 31, 1997 and related weighted average price and life information is as follows:

                         OPTIONS      OPTIONS       EXERCISE    REMAINING
      GRANT DATE       OUTSTANDING  EXERCISABLE       PRICE    LIFE (YEARS)
      ----------       -----------  -----------       -----    ------------
     April 1, 1994        66,667      66,667          $1.50      2
     September 12, 1995   33,334      33,334           2.25      4 months
     November 20, 1995    80,000      80,000           4.50      1.67
     April 11, 1996      280,879     280,879           1.54      2
     July 1, 1996        666,667     666,667           2.25      2.25

      The weighted average fair value at date of grant for options granted during 1997 and 1996 was $1.70 and $2.45 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                  1997        1996
                                                  ----        ----
                      Expected life (years)      3 years    3 years
                      Interest rate              5.41%      7.03%
                      Dividend yield                -          -

      Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss would have increased to the proforma amounts indicated below:

                                                        1997          1996
                                                        ----          ----
                   Net loss - as reported            $1,613,078     $598,752
                   Net loss - proforma                1,925,792      759,552
                   Loss per share - as reported             .20          .07
                   Loss per share - proforma                .23          .09

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

13.  SUBSEQUENT EVENT

      In June 1997, through wholly owned subsidiaries of each company, Nevada Gold & Casinos, Inc. and Casino America, Inc. entered into a joint venture to develop a new Isle of Capri casino in Colorado at Black Hawk, 30 miles west of Denver. The plans are to develop, own and operate the Isle of Capri Black Hawk as a premier casino gaming facility. The casino will be one of the first gaming facilities encountered by customers traveling from Denver to the Black Hawk market and, upon completion, it will be one of the largest gaming facilities in Colorado. It will feature 90,000 square feet on one level with 1,100 slot machines, 24 blackjack and poker games, a fine dining restaurant, a delicatessen, a full service buffet, and an event center. The facility also will include 1,000 on-site parking spaces. The Isle of Capri Black Hawk will be designed and constructed pursuant to a bonded "guaranteed maximum price" design/build agreement, which also provides for the addition of a hotel at the option of the venture for an agreed-upon increase to the guaranteed maximum price.

      The Company holds its interest in the Isle of Capri Black Hawk through a wholly owned subsidiary, Black Hawk Gold, Ltd., a Colorado Corporation ("Black Hawk Gold"). The Company, through Black Hawk Gold, made a capital contribution valued under the agreement at $7.5 million. The contribution consisted of land valued at $7.9 million, subject to a note payable with a balance, including principal and interest, of approximately $400,000 that was paid by the joint venture. The property included lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado. Casino America, Inc. will manage the casino under a long-term management agreement for a fee based upon the revenues generated by the project. The development of the project is subject to a number of conditions, including the receipt of all required regulatory approvals, particularly approval from the Colorado Gaming Division.

      In March 1996, Nevada Gold & Casinos, Inc. and Caesar's World Gaming Corporation ("Caesar's"), a subsidiary of ITT Corporation, had announced joint development plans for this project. Although all the necessary land was assembled, designs were completed, and operating agreements were signed, no further action was taken. The Company's ownership interest in this project would have been between 13% and 22%, depending upon the amount of land and cash contributed by the Company. In August 1997, Casino America purchased Caesar's interest in this project.

      Under the terms of the original agreement with Casino America, the Company would have retained about 48% interest in the joint venture and Casino America would have owned about 52%. In July 1997, the operating agreement with Casino America was amended. The Company's ownership was decreased to 45% and Casino America's ownership was increased to 55% to compensate Casino America for providing a Completion Capital Commitment and the Managers Subordination Agreement. Pursuant to the amended operating agreement, the Company received from Casino America a $500,000 loan, $700,000 in cash for sale of part of its ownership interest in the joint venture, and an additional commitment to fund up to $800,000 toward the Company's future cash requirements. The Company's ownership of the joint venture was reduced to approximately 41% upon receipt by the Company of the initial $1,200,000 and its ownership will be reduced to approximately 36% if all of the additional $800,000 commitment is used. Substantially all of the $1,200,000 proceeds were paid directly to creditors of the Company in full payment of the Company's outstanding obligations to such creditors. The Company has the option to repurchase the sold portion of its ownership interest in the project within 180 days after the date of each funding. The loan bears interest at the higher of 14.5% or Casino America's highest cost of funds plus two percentage points and is due on August 20, 2000.

      In January 1997, the Company engaged Jefferies and Company, Inc., a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. In August 1997, first mortgage notes in the aggregate amount of $75,000,000 were issued by Isle of Capri Black Hawk, L.L.C. and its wholly owned subsidiary, Isle of Capri Black Hawk Capital Corp.

(collectively the "Issuers"). These notes mature on August 31, 2004 and bear interest at 13% per annum. Interest on the notes is payable semi-annually on each February 28 and August 31, commencing February 28, 1998. Contingent interest is payable on the notes, on each interest payment date, in an aggregate amount equal to 5% of the Isle of Capri Black Hawk L.L.C.'s consolidated cash flow for the two fiscal quarters ending during the January or July immediately preceding such interest payment date. The notes are secured by a first lien on substantially all of the existing and future assets of the Issuers and are without recourse to the members of Isle of Capri Black Hawk, L.L.C. or their respective parent or affiliate entities.

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

                               EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

      NAME                             AGE         CAPACITY
      ----                             ---         --------
      H. Thomas Winn (1)                57         President

      Elizabeth A. Woods                48         Treasurer

      David K. McCaleb                  34         Secretary

      Paul J. Burkett (1)               76         Vice President
------------
(1) Biographical information, with respect to this Officer, was previously described in Item 1.

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

      REPORTING PERSONS         NUMBER OF TRANSACTIONS    NUMBER OF LATE FILINGS
      -----------------         ----------------------    ----------------------
      Winstock Mining Corporation (US)   3                            3

      Clay County Holdings, Inc.        11                            6

      Aaminex Capital Corporation       11                            4

      Paul J. Burkett                    2                            2

      William G. Jayroe                  1                            2

      H. Thomas Winn                     2                            2

      Fred N. Holabird                   2                            2

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

ITEM 11. EXECUTIVE COMPENSATION

         Executive Officer and other Officers of the Company who received total annual salary and bonus for the fiscal year, ended March 31, 1997, in excess of $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG - TERM
                         ANNUAL  COMPENSATION                                       COMPENSATION
-------------------------------------------------------------------------  ---------------------------
NAME AND PRINCIPAL        FISCAL                           OTHER  ANNUAL                 ALL OTHER
   POSITION                YEAR     SALARY    BONUS       COMPENSATION(1)  OPTIONS     COMPENSATION
------------------------------------------------------------------------------------------------------
H. Thomas Winn,            1997       -         -               -           25,000           -
President                  1996       -         -               -           30,000           -
                           1995       -         -               -              -             -

------------
(1) Mr. Winn did not receive perquisites or other personal benefits, securities, or property, valued in excess of 10% of the total of the reported annual salary and bonus.

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

                           NEVADA GOLD & CASINOS, INC.
                                 MARCH 31, 1997

Name and Address of                         Number of Shares      Percent
Beneficial Owner                           Beneficially Owned     of Class
----------------                           ------------------     --------
Winstock Mining Corporation (US)                1,669,580           20.0%
1506 - 2008 Fullerton Avenue
North Vancouver, British Columbia  V7P 3G7

H. Thomas Winn (1)                              1,532,898           18.4%
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

David K. McCaleb (2)                            3,058,574           36.6%
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

Paul J. Burkett (3)                               277,526            3.3%
P.O. Box 761
Goldfield, Nevada 89013

Hubert T. Wen (4)                                 103,169            1.2%
P.O. Box 571595
Houston, Texas 77257-1595

William G. Jayroe (5)                              18,752             .2%
7030 Empire Central Drive
Houston, Texas 77040

Aaminex Capital Corp (1)                        1,514,564           18.1%
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

Clay County Holdings, Inc. (2)                  3,058,324           36.6%
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

All Directors and Officers
as a group (5 persons)                          4,990,919           59.8%

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

        *10.3  - Master Secured Note


        *10.4  - Note Participation Agreement

        *21    - Subsidiaries of the Registrant

         27    - Financial Data Schedule
--------------------------
* Previously filed

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

       NEVADA GOLD & CASINOS, INC.


       By: /s/ H. THOMAS WINN                                  Sept. 24, 1997
               H. Thomas Winn, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

       NAME & POSITION                                            DATE
       ---------------                                            ----
       /s/ H. THOMAS WINN
       H.Thomas Winn, President                                Sept. 24, 1997

       /s/ PAUL J. BURKETT
       Paul J. Burkett, Director                               Sept. 24, 1997
       Vice President - Mining

       /s/ WILLIAM G. JAYROE                                   Sept. 24, 1997
       William G. Jayroe, Director

       /s/ HUBERT T. WEN                                       Sept. 24, 1997
       Hubert T. Wen, Director


       /s/ ELIZABETH A. WOODS                                  Sept. 24, 1997
       Elizabeth A. Woods, Treasurer
         And Chief Financial Officer