Form 10-Q
period 1997-09-30
NEVADA GOLD & CASINOS INC
filed 1997-11-14
CIK 277058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarter ended SEPTEMBER 30, 1997

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

Yes  [X]      No  [ ]

As of September 30, 1997 there were 8,499,236 shares of common stock outstanding.

                           NEVADA GOLD & CASINOS, INC.
                                      INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS                                         PAGE NO.

        Balance Sheets as of September 30 and March 31, 1997 ........    3

        Statements of Operations for the Three Months Ended
            September 30, 1997 and 1996 .............................    4

        Statements of Operations for the Six Months Ended
            September 30, 1997 and 1996 .............................    5

        Statements of Cash Flows  for the Six Months Ended
             September 30, 1997 and 1996 ............................    6

        Notes to Interim Financial Statements .......................    7

ITEM 2
       Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..............................   11

PART II

       OTHER INFORMATION

       Item 1 Through 6 .............................................   14

                           NEVADA GOLD & CASINOS, INC.
                                 BALANCE SHEETS

                                                         September 30,    March 31,
                                                            1997             1997
                                                         -----------    -----------
                                                         (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents ............................   $    48,531    $    78,245
Short term investments ...............................        17,608         17,408
Other assets .........................................        65,500         65,000
                                                         -----------    -----------
TOTAL CURRENT ASSETS .................................       131,639        160,653

Investment in Isle of Capri Black Hawk ...............     1,521,564           --
Property and assets held for development .............     2,165,269      4,203,418
Mining properties & claims ...........................       480,812        480,812
Furniture, fixtures and equipment, net ...............        92,993        111,140
                                                         -----------    -----------
TOTAL ASSETS .........................................   $ 4,392,277    $ 4,956,023
                                                         ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities .............   $    46,176    $   325,893
Short term notes payable .............................       176,000      1,504,367
Current portion of long term debt ....................        70,371        112,492
                                                         -----------    -----------
TOTAL CURRENT LIABILITIES ............................       292,548      1,942,752
                                                         -----------    -----------

LONG TERM DEBT
Mortgages payable, net of current portion ............       147,912        176,632
Notes payable, net of current portion ................       526,758         32,268
                                                         -----------    -----------
TOTAL LONG TERM DEBT .................................       674,670        208,900
                                                         -----------    -----------
TOTAL LIABILITIES ....................................       967,218      2,151,652
                                                         -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares
    authorized, 141,290 and 90,100 shares outstanding
     at September 30, and March 31, 1997, respectively     1,412,900        901,000
Common stock, $.12 par value, 10,000,000 shares
    authorized, 8,499,236 and 8,349,046 shares
    outstanding at September 30, and March 31, 1997,
    respectively .....................................     1,019,908      1,001,886
Additional paid in capital ...........................     6,176,502      5,956,959
Accumulated deficit prior to development
    stage (12/27/93) .................................    (2,296,077)    (2,296,077)
Accumulated deficit during development stage .........    (2,888,174)    (2,759,397)
                                                         -----------    -----------
TOTAL STOCKHOLDERS' EQUITY ...........................     3,425,059      2,804,371
                                                         -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY ...........................................   $ 4,392,277    $ 4,956,023
                                                         ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       1997             1996
                                                    ----------      -----------
REVENUES
Royalty income ...............................      $     --        $      --
Other income .................................         540,754            8,505
                                                    ----------      -----------

TOTAL REVENUES ...............................         540,754            8,505
                                                    ----------      -----------

EXPENSES
General & administrative .....................         215,465          191,454
Interest expense .............................          46,290           82,075
Salaries .....................................          59,378           30,586
Legal & professional fees ....................          79,032          144,567
Other ........................................          10,392           26,342
                                                    ----------      -----------

TOTAL EXPENSES ...............................         410,557          475,024
                                                    -----------     -----------

NET INCOME (LOSS) ............................      $  130,197      $  (466,519)
                                                    ==========      ===========

PER SHARE INFORMATION
Weighted average number of common
    shares and equivalent outstanding ........       8,453,689        8,268,267
                                                    ==========      ===========

Net income (loss) per common share ...........      $      .02      $      (.06)
                                                    ==========      ===========
    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Six Months Ended     Cumulative Amounts
                                              September 30,         During Development
                                        --------------------------
                                                                     Stage (Since
                                            1997          1996         12/27/93)
                                        -----------    -----------    -----------
REVENUES

Royalty income ......................   $    15,000    $     5,000    $   219,000

Other income ........................       541,119         24,600      1,037,289
                                        -----------    -----------    -----------
TOTAL REVENUES ......................       556,119         29,600      1,256,289
                                        -----------    -----------    -----------
EXPENSES
General & administrative ............       320,877        302,900      1,450,032
Interest expense ....................       112,228        115,823        599,249
Salaries ............................       111,219         42,901        390,204
Legal & professional fees ...........       120,110        252,124      1,388,061
Other ...............................        20,463         46,406        316,917
                                        -----------    -----------    -----------
TOTAL EXPENSES ......................       684,896        760,154      4,144,463
                                        -----------    -----------    -----------
NET LOSS ............................   $  (128,777)   $  (730,554)   $(2,888,174)
                                        ===========    ===========    ===========
PER SHARE INFORMATION
Weighted average number of common
    shares and equivalent outstanding     8,404,638      8,264,528      6,667,146
                                        ===========    ===========    ===========
Net loss per common share ...........   $      (.02)   $      (.09)   $      (.43)
                                        ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Six Months Ended     Cumulative Amounts
                                                       September 30,      During Development
                                                   ----------------------
                                                                             Stage (Since
                                                     1997         1996        12/27/93)
                                                   ---------    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ..............................   $(128,777)   $(264,035)   $(2,888,174)

Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation ...............................      13,306        6,653         59,776
    Consultant and investment banker
      option expense ...........................           0            0        320,625

    Changes in operating assets and liabilities:
        Receivable .............................        (700)      (1,814)       205,825

        Accounts payable and accrued
          liabilities ..........................     (31,902)     153,208      1,035,138
                                                   ---------    ---------    -----------
NET CASH USED IN OPERATING ACTIVITIES .........     (148,073)    (105,988)    (1,266,810)
                                                   ---------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and assets held for development ...     (45,532)     (35,372)    (1,318,046)
    Purchase of furniture, fixtures and
     equipment .................................     (6,827)           0        (35,865)
    Disposition of property ....................     168,249            0        168,249
                                                   ---------    ---------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     115,890      (35,372)    (1,185,662)
                                                   ---------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt .........................     773,795      124,078      4,334,957
    Common  stock issued for cash, net of
        offering costs .........................     135,000        3,750      1,156,563
    Fractional shares redeemed .................           0            0            (36)
    Payments on debt ...........................    (906,326)     (41,798)    (3,318,268)
    Salaries contributed by officers ...........           0            0          1,000
    Prepaid stock subscription .................           0            0        295,500
                                                   ---------    ---------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......       2,469       86,030      2,469,716
                                                   ---------    ---------    -----------
Net increase (decrease) in cash ................     (29,714)     (55,330)        17,244

Beginning cash balance .........................      78,245       76,371          6,287
                                                   ---------    ---------    -----------

Ending cash balance ............................   $  48,531    $  21,041    $    23,531
                                                   =========    =========    ===========
SUPPLEMENTAL INFORMATION:
    Cash paid for interest .....................   $  88,231    $   6,760    $   352,674
                                                   =========    =========    ===========
    Cash paid for taxes ........................   $       0    $       0    $         0
                                                   =========    =========    ===========

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

ITEM 1.

GENERAL BUSINESS

        Nevada Gold & Casinos, Inc.'s (the "Company") principal business historically was mineral exploration and development of properties indirectly, principally through investments in partnerships and joint ventures. On December 27, 1993, control of the Company changed and the Company began to explore the real estate development and gaming businesses in Colorado. The Company is considered to be in the development stage since December 27, 1993. In January 1994, the Company changed its name from Pacific Gold Corporation to Nevada Gold & Casinos, Inc. While the Company is maintaining its mining business, it is anticipated that its growth will be in the real estate and gaming businesses.

GAMING DEVELOPMENT

        In June 1997, through wholly-owned subsidiaries of each company, Nevada Gold & Casinos, Inc. and Casino America, Inc. entered into a joint venture to develop a new Isle of Capri casino in Colorado at Black Hawk, 30 miles west of Denver. The joint venture plans to develop, own and operate the Isle of Capri Black Hawk as a premier casino gaming facility. The casino will be one of the first gaming facilities encountered by customers traveling from Denver to the Black Hawk market and, upon completion, it will be one of the largest gaming facilities in Colorado. It will feature 90,000 square feet on one level with 1,100 slot machines, 24 blackjack and poker games, a fine dining restaurant, a delicatessen, a Las Vegas style buffet, and an event center. The facility also will include 1,000 on-site parking spaces. The Isle of Capri Black Hawk will be designed and constructed pursuant to a bonded "guaranteed maximum price" design/build agreement, which also provides for the addition of a hotel at the option of the venture for an agreed-upon increase to the guaranteed maximum price.

        The Company holds its interest in the Isle of Capri Black Hawk through a wholly owned subsidiary, Black Hawk Gold, Ltd., a Colorado Corporation ("Black Hawk Gold"). The Company, through Black Hawk Gold, made a capital contribution valued under the joint venture agreement at $7.5 million. The contribution consisted of land valued at $7.9 million, subject to a note payable with a balance, including principal and interest, of approximately $400,000 that was paid by the joint venture. The property included lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado. Casino America, Inc. will manage the casino under a long-term management agreement for a fee based upon the revenues generated by the project. The development of the project is subject to a number of conditions, including the receipt of all required regulatory approvals, particularly approval from the Colorado Gaming Commission.

                           NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

        The Company conveyed property to the City of Black Hawk for the realignment of Miners Mesa Road in exchange for a fifteen-foot strip of adjoining gaming property which would increase the square footage available for gaming and provide additional land to the joint venture.

                           NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

        There have been no revenues from the Company's gaming joint venture to date since these are currently in the development stage. Revenues have not been sufficient to cover the Company's operating expenses during the past several years. Management does not expect significant increases in revenues from any of its operations over the next year. In July 1997, the Company signed an amended Operating Agreement with Casino America, Inc. concerning the development of a casino. Pursuant to this agreement, the Company exchanged part of its ownership interest in the casino venture for cash, a loan, and a commitment of additional funds for future cash requirements. The long-term viability of the Company is dependent upon the successful completion and operation of a casino.

REAL ESTATE DEVELOPMENT

        On September 9, 1994, Gold Mountain Development, LLC was formed. Per negotiated agreement with the other three members, Nevada Gold & Casino, Inc.'s ownership was 40%. On September 26, 1995, the Company acquired the remaining 60% interest in Gold Mountain Development, LLC, making it a wholly-owned subsidiary. Intercompany balances have been eliminated in preparing the Company's financial statements as of September 30, and March 31, 1997.

         On July 9, 1996, President Clinton signed legislation authorizing a public-private land exchange with Gold Mountain Development, LLC that will make possible the creation of a major new residential and recreational development near the Black Hawk gaming area west of Denver, while also preserving 8,700 acres of pristine wilderness area throughout Colorado. Public law 104-158 authorizes the Bureau of Land Management to swap 133 separate tracts of federal land comprised of over 300 acres. This project is designed to provide housing, commercial infrastructure, retail and resort facilities for the fast growing gaming area of Black Hawk and Central City.

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

                           NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

MINING INTERESTS

        The Company had a joint venture agreement with Cameco U.S., Inc. ("Cameco") which was terminated effective March 31, 1996. Effective November 1, 1996, the Company entered into a lease with Sagebrush Exploration, Inc., ("Sagebrush") permitting Sagebrush to explore, develop, and mine the properties in the Goldfield Mining District located in Nye and Esmeralda Counties, Nevada. Under the terms of this agreement, the Company was to receive advance minimum royalty payments, production royalty and 100,000 shares of the capital stock from Sagebrush's parent company, Coromandel Resources, Ltd., ("Coromandel"). Sagebrush agreed to incur expenditures for exploration and development of the property and any and all taxes and maintenance fees. Sagebrush has been in default of this lease since July 1997. Management is currently negotiating with a potential new lessee.

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

        These financial statements are consolidated for all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the financial statements.

                           NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1997

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

        Revenues increased $532,249 for the three months ended September 30, 1997 compared to the same period in the prior year. The current year included a gain of $543,418 for the sale of part of the Company's interest in the Isle of Capri Black Hawk joint venture.

        General and administrative expenses increased $24,011 for the three months ended September 30, 1997 compared to the same period in the prior year, including an increase of $55,700 in commission expense, partially offset by decreases in contract labor and travel. The current quarter included fees in the amount of $79,700 related to the casino project and the acquisition of financing. The same period last year included $24,000 related to the acquisition of financing.

        Interest expense decreased $35,784 for the three months ended September 30, 1997 as compared to the same period last year. The prior year included $30,000 interest on commercial paper in the amount of $2,000,000.

        Salaries increased $28,792 for the three months ended September 30, 1997 as compared to the same period last year, due to the hiring of additional personnel to handle accounting, legal and other functions previously outsourced by the Company.

        Legal and professional fees decreased $65,535 including decreases of $45,908 in accounting expense and $21,040 in consulting fees. The prior year included consulting fees associated with the acquisition of capital and audit and accounting fees associated with the Company's annual audit.

        Other expenses decreased $15,950, including a decrease of $12,942 in printing expense. The prior year included expenses for SEC filings.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1996

        Revenues increased $526,519 for the six months ended September 30, 1997 compared to the same period in the prior year. The current year included a gain of $543,418 for the sale of part of the Company's interest in the Isle of Capri Black Hawk joint venture.

                           NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1997

        General and administrative expenses increased $17,977 for the six months ended September 30, 1997 compared to the same period in the prior year, including an increase of $55,700 in commission expense, partially offset by a decrease of $22,765 in contract labor. The current year included fees in the amount of $79,700 related to the casino project and the acquisition of financing. The same period last year included $24,000 related to the acquisition of financing.

        Interest expense decreased $3,595 for the six months ended September 30, 1997 as compared to the same period last year. The current year reflected an increase in interest expense for short-term notes payable. The prior year included $30,000 interest on commercial paper in the amount of $2,000,000.

        Salaries increased $68,317 for the six months ended September 30, 1997 as compared to the same period last year, due to the hiring of additional personnel to handle accounting, legal, and other functions previously outsourced by the Company.

        Legal and professional fees decreased $132,014, including decreases of $51,444 in accounting expense, $47,432 in consulting fees and $33,324 for legal and professional fees. The prior year included consulting and legal fees associated with the acquisition of capital and audit and accounting fees associated with the Company's annual audit.

        Other expenses decreased $25,943, including a decrease of $17,370 in printing expense. The prior year included expenses for SEC filings.

LIQUIDITY AND CAPITAL RESOURCES

        Revenues from the Company have not been sufficient to cover the Company's operating expenses during the past two years. In addition, there have been no revenues from the Company's gaming joint venture to date since these are currently in the development stage. Management does not expect significant increases in revenues from any of its operations over the next year.

        During the six months ended September 30, 1997, the Company received proceeds from short-term debt of $773,795 to cover its operating deficit and for scheduled payments on its long-term debt. Additional funds were obtained through private sales of restricted Company Stock to "accredited" investors, as such term is defined under Securities and Exchange Commission Regulation D.

                           NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1997

        Pursuant to an amended operating agreement with Casino America, the Company received from Casino America a $500,000 loan, $700,000 in cash for sale of part of its ownership interest in the joint venture, and an additional commitment to fund up to $800,000 toward the Company's future cash requirements. The Company's ownership of the joint venture was reduced to approximately 41% upon receipt by the Company of the initial $1,200,000 and its ownership will be reduced to approximately 36% if all of the additional $800,000 commitment is used. Substantially all of the $1,200,000 proceeds were paid directly to creditors of the Company in full payment of the Company's outstanding obligations to such creditors. The Company has the option to repurchase the sold portion of its ownership interest in the project within 180 days after the date of each funding. The loan bears interest at the higher of 14.5% or Casino America's highest cost of funds plus two percentage points and is due on August 20, 2000.

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

        In January 1997, the Company engaged Jefferies and Company, Inc., a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. In August 1997, first mortgage notes in the aggregate amount of $75,000,000 were issued by the Isle of Capri Black Hawk, L.L.C. and its wholly-owned subsidiary, Isle of Capri Black Hawk Capital Corp. (collectively the "Issuers"). These notes mature on August 31, 2004 and bear interest at 13% per annum. Interest on the notes is payable semi-annually on each February 28 and August 31, commencing February 28, 1998. Contingent interest is payable on the notes, on each interest payment date, in an aggregate amount equal to 5% of the Isle of Capri Black Hawk, L.L.C.'s consolidated cash flow for the two fiscal quarters ending during the January or July immediately preceding such interest payment date. The notes are secured by a first lien on substantially all of the existing and future assets of the Issuers and are without recourse to the members of the Isle of Capri Black Hawk, L.L.C. or their respective parent or affiliate entities.

        Effective December 31, 1996, the Board of Directors and the holders of the Company's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of Preferred Stock, $10 par value per share. The Company issued 141,290 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short-term notes payable to Clay County Holdings, Inc., an affiliate of the Secretary of the Company, and accrued management fees due to Aaminex Capital Corp.("Aaminex"), an affiliate of the President of the Company.

ITEM 3
Not applicable

                           NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1997

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          In October 1997, the Company became aware of a lawsuit filed in August 1997 under Case Number H-97-2955 in the United District Court for the Southern District of Texas, Houston, Texas by James R. Cleveland, Plaintiff, against the Company and twenty-three (23) other Defendants, including all of the Directors and two Officers of the Company. Mr. Cleveland, an inmate in a Texas county jail, proceeding under a pauper's affidavit, alleges that the Defendants conspired to defraud and deceive him for the purpose of securing an investment of funds in the Company. Mr. Cleveland has requested actual damages of $5 million and punitive damages of $15 million. Management believes there is no factual basis for Mr. Cleveland's allegations and the Company and counsel are of the opinion that all Defendants will ultimately prevail in the lawsuit.

ITEM 2.   CHANGES IN SECURITIES.
          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          By unanimous consent dated August 14, 1997, the Board of Directors of the Company and the Company as the sole stockholder of Blackhawk Gold, approved and authorized the conveyance of the Blackhawk Gold Parcel to the Isle of Capri Black Hawk, L.L.C. The Board of Directors determined that stockholder approval and/or ratification of this transaction was not required under the applicable provisions of the Nevada Revised Statutes. At the request of Jefferies and Company, Inc., the underwriters for the Isle of Capri Black Hawk, L.L.C.'s note offering, Winstock Mining Corporation, Clay County Holdings, Aaminex Capital Corporation, Paul J. Burkett, William J. Jayroe and Hubert T. Wen, holders of a majority of the outstanding common shares of the Company (collectively the "Majority Stockholders"), entered into a written agreement to approve and ratify, and did approve and ratify, the conveyance of the Blackhawk Gold Parcel to the Isle of Capri Black Hawk L.L.C. The Majority Shareholders legally and beneficially owned an aggregate of 5,142,415 shares of the common stock of the Company, representing a majority of the outstanding shares of the Company authorized to vote.

ITEM 5.   OTHER INFORMATION.
          Not applicable

                           NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1997

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A) INDEX TO EXHIBITS

          *3.1 -  Articles of Incorporation

          *3.2 -  Amendment to Articles of Incorporation

          *3.3 -  By-laws

          *4.1 -  Deed of Trust

          *4.2 -  Master Secured Note

          *4.3 -  Note Participation Agreement

          *10.1 - Operating Agreement Caesars Black Hawk, LLC.

          *10.2 - Operating Agreement of ICB L.L.C.

          10.3 - Amended and Restated Operating Agreement of Isle of Capri Black Hawk L.L.C.

          10.4 -  Members Agreement

          10.5 -  License Agreement

          27   -  Financial Data Schedule

*Exhibits were previously filed and are incorporated by reference.

          (B)  Reports on Form 8-K

               8K filed 6/30/97

                    Item 4 Changes in Registrant's Certifying Accountant

                    Item 5 Other Events

               8K/A filed 7/22/97

                    Item 4 Changes in Registrant's Certifying Accountant

                    Item 5 Other Events

                           NEVADA GOLD & CASINOS, INC.
                               SEPTEMBER 30, 1997

          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


NEVADA GOLD & CASINOS, INC.
    (Registrant)


By:/S/ ELIZABETH A. WOODS
       Elizabeth A. Woods
       Treasurer and Chief
       Financial Officer


DATE:  November 14, 1997