Form 10-Q
period 1997-12-31
NEVADA GOLD & CASINOS INC
filed 1998-02-13
CIK 277058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934

                    For the quarter ended DECEMBER 31, 1997

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X      No

As of December 31, 1997 there were 8,537,224 shares of common stock outstanding.

                           NEVADA GOLD & CASINOS, INC.
                                      INDEX
PART I

ITEM 1. FINANCIAL STATEMENTS                                        PAGE NO.

Balance Sheets as of December 31 and March 31, 1997 ...............    3

Statements of Operations for the Three Months Ended
    December 31, 1997 and 1996 ....................................    4

Statements of Operations for the Nine Months Ended
    December 31, 1997 and 1996 ....................................    5

Statements of Cash Flows for the Nine Months Ended
     December 31, 1997 and 1996 ...................................    6

Notes to Interim Financial Statements .............................    7

ITEM 2

Management's Discussion and Analysis
    of Financial Condition and Results of Operations ..............   12

PART II

OTHER INFORMATION

Item 1 Through 6                               16

                           NEVADA GOLD & CASINOS, INC.
                                 BALANCE SHEETS

                                                                   December 31,         March 31,
                                                                       1997                1997
                                                                    -----------         -----------
                                                                   (Unaudited)          (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $    83,381         $    78,245
Short term investments                                                  18,121              17,408
Other assets                                                            66,416              65,000
                                                                    -----------         -----------
TOTAL CURRENT ASSETS                                                   167,918             160,653

Investment in Isle of Capri-Black Hawk                                 901,685                   -
Property and assets held for development                             2,166,269           4,203,418
Mining properties & claims                                             480,812             480,812
Furniture, fixtures and equipment, net                                 100,876             111,140
                                                                    -----------         -----------
TOTAL ASSETS                                                       $ 3,817,560         $ 4,956,023
                                                                    ===========         ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                           $    73,284         $   261,930
Accrued interest payable                                                31,793              63,963
Short term notes payable                                               257,099           1,504,367
Current portion of long term debt                                       79,405             112,492
                                                                    -----------         -----------
TOTAL CURRENT LIABILITIES                                              441,581           1,942,752
                                                                    -----------         -----------
LONG TERM DEBT
Mortgages payable, net of current portion                              120,066             176,632
Notes payable, net of current portion                                  525,131              32,268
                                                                    -----------         -----------
TOTAL LONG TERM DEBT                                                   645,197             208,900
                                                                    -----------         -----------
TOTAL LIABILITIES                                                    1,086,778           2,151,652
                                                                    -----------         -----------
STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares
    authorized, 141,490 and 90,100 shares outstanding
     at December 31, and March 31, 1997, respectively                1,414,900             901,000
Common stock, $.12 par value, 10,000,000 shares
    authorized, 8,537,224 and 8,349,046 shares
    outstanding at December 31, and March 31, 1997,
    respectively                                                     1,024,467           1,001,886
Additional paid in capital                                           6,233,444           5,956,959
Accumulated deficit prior to development
    stage (12/27/93)                                                (2,296,077)         (2,296,077)
Accumulated deficit during development stage                        (3,645,952)         (2,759,397)
                                                                    -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                           2,730,782           2,804,371
                                                                    -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                         $ 3,817,560         $ 4,956,023
                                                                    ===========         ===========

   The accompanying notes are an integral part of these financial statements.
                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                             December 31,
                                                                    -------------------------------
                                                                       1997                1996
                                                                    -----------         -----------
REVENUES
Royalty income                                                     $         -         $    10,000
Other income                                                           107,045              39,290
                                                                    -----------         -----------
TOTAL REVENUES                                                         107,045              49,290
                                                                    -----------         -----------
EXPENSES
General & administrative                                               115,286              68,870
Interest expense                                                        28,288             171,016
Salaries                                                                80,292              57,119
Legal & professional fees                                               32,899              52,875
Other                                                                   18,058              24,638
                                                                    -----------         -----------
TOTAL EXPENSES                                                         274,823             374,518
                                                                    -----------         -----------
EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI-BLACK HAWK                 (590,000)                  -
                                                                    -----------         -----------
NET INCOME (LOSS)                                                  $  (757,778)        $  (325,228)
                                                                    ===========         ===========
PER SHARE INFORMATION
Weighted average number of common
    shares and equivalent outstanding                                8,506,888           8,280,272
                                                                    ===========         ===========
Net income (loss) per common share                                 $      (.09)        $      (.04)
                                                                    ===========         ===========

    The accompanying notes are an integral part of these financial statements
                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine Months Ended              Cumulative Amounts
                                                        December 31,                During Development
                                               -------------------------------         Stage (Since
                                                  1997                1996               12/27/93)
                                               -----------         -----------      ------------------
REVENUES
Royalty income                                $    15,000         $    15,000         $   219,000
Other income                                      648,164              63,890           1,144,333
                                               -----------         -----------         -----------
TOTAL REVENUES                                    663,164              78,890           1,363,333
                                               -----------         -----------         -----------
EXPENSES
General & administrative                          436,163             371,770           1,565,318
Interest expense                                  140,516             286,839             627,537
Salaries                                          191,511             100,020             470,496
Legal & professional fees                         153,008             304,999           1,420,959
Other                                              38,520              71,043             334,975
                                               -----------         -----------         -----------
TOTAL EXPENSES                                    959,718           1,134,671           4,419,285
                                               -----------         -----------         -----------
EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI-
    BLACK HAWK                                   (590,000)                  -            (590,000)
                                               -----------         -----------         -----------
NET LOSS                                      $  (886,554)        $(1,055,781)        $(3,645,952)
                                               ===========         ===========         ===========
PER SHARE INFORMATION
Weighted average number of common
    shares and equivalent outstanding           8,438,845           8,183,158           6,758,831
                                               ===========         ===========         ===========
Net loss per common share                     $      (.11)        $      (.13)        $      (.54)
                                               ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.
                           NEVADA GOLD & CASINOS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Nine Months Ended              Cumulative Amounts
                                                        December 31,                During Development
                                               -------------------------------         Stage (Since
                                                  1997                1996               12/27/93)
                                               -----------         -----------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $  (886,554)        $(1,055,781)        $(3,645,952)
Adjustments to reconcile net loss to net
 cash provided (used) by operating activities:
    Depreciation                                   18,697              19,959              65,167
    Consultant and investment banker
        option expense                                  -                   -             320,625
      Equity in earnings (loss) of Isle of
         Capri-Black Hawk                         590,000                   -             590,000
    Changes in operating assets
      and liabilities:
        Receivable                                 (2,129)            109,179             204,396
        Accounts payable and accrued
          liabilities                              43,998             448,035           1,111,039
                                               -----------         -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES            (235,988)           (478,608)         (1,354,725)
                                               -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and assets held for development      (46,532)            (19,075)         (1,319,046)
    Purchase of furniture, fixtures and
      equipment                                   (17,530)                  -             (46,568)
    Disposition of property                       195,557                   -             195,557
                                               -----------         -----------         -----------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                      131,495             (19,075)         (1,170,057)
                                               -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                            879,894             634,616           4,466,056
    Common  stock issued for cash, net of
        offering costs                            181,500              31,250           1,203,063
    Fractional shares redeemed                          -                 (36)                (36)
    Payments on debt                             (951,765)           (180,165)         (3,363,707)
    Salaries contributed by officers                    -                   -               1,000
    Prepaid stock subscription                          -                   -             295,500
                                               -----------         -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         109,629             485,665           2,601,876
                                               -----------         -----------         -----------
Net increase (decrease) in cash                     5,136             (12,018)             77,094

Beginning cash balance                             78,245              76,371               6,287
                                               -----------         -----------         -----------
Ending cash balance                           $    83,381         $    64,353         $    83,381
                                               ===========         ===========         ===========
SUPPLEMENTAL INFORMATION:
    Cash paid for interest                    $    93,634         $   146,884         $   358,077
                                               ===========         ===========         ===========
    Cash paid for taxes                       $         -         $         -         $         -
                                               ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

GAMING DEVELOPMENT

        In June 1997, through wholly-owned subsidiaries of each company, Nevada Gold & Casinos, Inc. and Casino America, Inc. entered into a joint venture to develop a new Isle of Capri casino in Black Hawk, Colorado, 30 miles west of Denver. The joint venture plans to develop, own and operate the Isle of Capri-Black Hawk as a premier casino gaming facility. The casino will be one of the first gaming facilities encountered by customers traveling from Denver to the Black Hawk market and, upon completion, it will be one of the largest gaming facilities in Colorado. It will feature 101,000 square feet on one level with 1,100 slot machines, 24 blackjack and poker games, a fine dining restaurant, a delicatessen, a Las Vegas style buffet, and an event center. The facility also will include 1,000 on-site parking spaces. The Isle of Capri-Black Hawk will be designed and constructed pursuant to a bonded "guaranteed maximum price" design/build agreement, which also provides for the addition of a hotel at the option of the venture for an agreed-upon increase to the guaranteed maximum price.

        The Company holds its interest in the Isle of Capri-Black Hawk through a wholly owned subsidiary, Black Hawk Gold, Ltd., a Colorado corporation ("Black Hawk Gold"). The Company, through Black Hawk Gold, made a capital contribution valued under the joint venture agreement at $7.5 million. The contribution consisted of land valued at $7.9 million, subject to a note payable with a balance, including principal and interest, of approximately $400,000 that was paid by the joint venture. The property included lots 5, 6, 7 and 8 of Block 51, and adjoining land comprised of over three acres located in Black Hawk, Colorado. Casino America, Inc. will manage the casino under a long-term management agreement for a fee based upon the revenues generated by the project. The development of the project is subject to a number of conditions, including the receipt of all required regulatory approvals, particularly approval from the Colorado Gaming Commission.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

        Under the terms of the original agreement with Casino America, the Company would have retained about 48% interest in the joint venture and Casino America would have owned about 52%. In July 1997, the operating agreement with Casino America was amended. The Company's ownership was decreased to 45% and Casino America's ownership was increased to 55% to compensate Casino America for providing a Completion Capital Commitment and the Managers Subordination Agreement. Pursuant to the amended operating agreement, the Company received from Casino America a $500,000 loan, $700,000 in cash for sale of part of its ownership interest in the joint venture, and an additional commitment to fund up to $800,000 toward the Company's future cash requirements. The Company's ownership of the joint venture was reduced to approximately 41% upon receipt by the Company of the initial $1,200,000 and the ownership has subsequently been reduced to 40% because of the use of $133,333 of the $800,000 commitment. Its ownership will be reduced to approximately 36% if all of the additional $800,000 commitment is used. Substantially all of the original $1,200,000 proceeds were paid directly to creditors of the Company in full payment of the Company's outstanding obligations to such creditors. The Company has the option to repurchase the sold portion of its ownership interest in the project within 180 days after the date of each funding. The loan bears interest at the higher of 14.5% or Casino America's highest cost of funds plus two percentage points and is due on August 20, 2000.

        In January 1997, the Company engaged Jefferies and Company, Inc., a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. In August 1997, first mortgage notes in the aggregate amount of $75,000,000 were issued by Isle of Capri Black-Hawk, LLC and its wholly owned subsidiary, Isle of Capri-Black Hawk Capital Corp. (collectively the "Issuers"). These notes mature on August 31, 2004 and bear interest at 13% per annum. Interest on the notes is payable semi-annually on each February 28 and August 31, commencing February 28, 1998. Contingent interest is payable on the notes, on each interest payment date, in an aggregate amount equal to 5% of the Isle of Capri-Black-Hawk, LLC's consolidated cash flow for the two fiscal quarters ending during the January or July immediately preceding such interest payment date. The notes are secured by a first lien on substantially all of the existing and future assets of the Issuers and are without recourse to the members of Isle of Capri-Black Hawk, LLC or their respective parent or affiliate entities.

        The Company conveyed property to the City of Black Hawk for the realignment of Miners Mesa Road in exchange for a fifteen-foot strip of adjoining gaming property which would increase the square footage available for gaming and provide additional land to the joint venture.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

        The Company's 40% ownership of the Isle of Capri-Black Hawk is being accounted for using the equity method of accounting. The Company's investment in the joint venture is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. The following is a summary of condensed unaudited financial information pertaining to the Isle of Capri-Black Hawk as of December 28, 1997:

(in thousands)
Current assets                                                     $     1,236
Property & Equipment                                                    20,225
Other assets                                                            71,002
                                                                    -----------
                                                                   $    92,463
                                                                    ===========
Current liabilities                                                $     3,933
Long-term debt                                                          75,000
Stockholders' Equity                                                    13,530
                                                                    -----------
                                                                   $    92,463
                                                                    ===========
Interest income                                                    $     1,200
Interest expense                                                         2,675
                                                                    ===========
Net loss                                                           $    (1,475)
                                                                    ===========

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

REAL ESTATE DEVELOPMENT

        On September 9, 1994, Gold Mountain Development, LLC ("Gold Mountain") was formed. Per negotiated agreement with the other three members, Nevada Gold & Casino, Inc.'s ownership was 40%. On May 19, 1995, Nevada Gold transferred real estate and other assets to Gold Mountain in exchange for a note receivable from Gold Mountain. On September 26, 1995, the Company acquired the remaining 60% interest in Gold Mountain Development, making it a wholly-owned subsidiary. Inter-company balances have been eliminated in preparing the Company's financial statements as of December 31, and March 31, 1997.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

         On July 9, 1996, President Clinton signed legislation authorizing a public-private land exchange with Gold Mountain Development that will make possible the creation of a major new residential and recreational development near the Black Hawk gaming area west of Denver, while also preserving 8,700 acres of pristine wilderness area throughout Colorado. Public law 104-158 authorizes the Bureau of Land Management to exchange 133 separate tracts of federal land comprised of over 300 acres for the wilderness areas. The wilderness area consists of two Colorado ranches that were acquired by an investor group not affiliated with Gold Mountain in January 1998. The two ranches will be transferred to the Bureau of Land Management in exchange for the federal land tracts in the Black Hawk area and a portion of those tracts will be acquired by Gold Mountain. The land exchange is expected to occur within 45 to 60 days, depending upon the need for additional appraisals, surveys and the requirements of the Bureau of Land Management.

        Upon completion of the Bureau of Land Management acquisition and exchange, Gold Mountain will have approximately 170 contiguous acres available for development in the immediate area of Black Hawk, Colorado. The project is designed to provide housing, commercial infrastructure, retail and resort facilities for the fast-growing gaming area of Black Hawk and Central City. The various casinos in these two towns employee in excess of 4,500 individuals, all of whom must commute daily for distances of twenty-five miles or more each way because there is virtually no housing in the vicinity of Black Hawk. With the exception of the casinos, there are no commercial facilities to provide amenities for Black Hawk residents.

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

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997
                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

        On December 18, 1997, the Board of Directors passed a resolution recommending an increase in the number of authorized shares of common stock of the Company by 10,000,000 shares to permit the Company to raise additional capital and to explore acquisitions and mergers. The increase in authorized shares was approved at the annual stockholders' meeting on February 9, 1998.

PREFERRED STOCK

        Effective December 31, 1996, the Board of Directors and the holders of the Company's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of Preferred Stock, $10 par value per share. The resolution authorized the preferred stock to be issued in one or more series which may be determined at the time of issuance by the Board of Directors, without further action by shareholders.

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

        These financial statements are consolidated for all wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in the financial statements. The equity method of accounting is used for the Isle of Capri-Black Hawk joint venture.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

        Revenues increased $57,755 for the three months ended December 31, 1997 compared to the same period in the prior year. The current year includes a gain of $103,454 for the sale of part of the Company's interest in the Isle of Capri-Black Hawk joint venture. The prior year included $36,756 interest income from BSH, Inc., an affiliate of the Secretary, and $10,000 royalty income under the terms of the Sagebrush Exploration rental agreement.

        General and administrative expenses increased $46,416 for the three months ended December 31, 1997 compared to the same period in the prior year. The prior year included a $32,100 reimbursement received from Sagebrush for a portion of expenses for annual maintenance fees in association with the Company's Goldfield properties that were originally paid and expensed in September 1996.

        Interest expense decreased $142,728 for the three months ended December 31, 1997 as compared to the same period last year. The prior year included interest on short terms notes and interest on accrued expenses related to the management agreement with Aaminex.

        Salaries increased $23,173 for the three months ended December 31, 1997 as compared to the same period last year, due to the hiring of additional personnel to handle accounting, legal and other functions previously outsourced by the Company.

        Legal and professional fees decreased $19,976 including a decrease of $29,558 in legal and professional fees, partially offset by an increase of $4,089 in accounting expense for the revision of the March 31, 1997 10K and an increase of $4,500 in consulting fees.

        Other expenses decreased $6,580, including a decrease of $7,627 in printing expense. The prior year included expenses for SEC filings.

        The current year includes the Company's equity of $590,000 in the net loss of Isle of Capri-Black Hawk, primarily resulting from interest expense on the long-term debt.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1996

        Revenues increased $584,274 for the nine months ended December 31, 1997 compared to the same period in the prior year. The current year includes gains of $646,873 for the sale of part of the Company's interest in the Isle of Capri-Black Hawk joint venture. The prior year included $36,756 interest income from BSH, Inc., an affiliate of the Secretary, and interest earned on the proceeds of commercial paper in the amount of $2,000,000.

        General and administrative expenses increased $64,393 for the nine months ended December 31, 1997 compared to the same period in the prior year, including increases of $55,700 in commission expense and $33,574 in land maintenance fees, partially offset by a decrease of $25,680 in contract labor. The current year included fees in the amount of $79,700 related to the casino project and the acquisition of financing. The same period last year included $24,000 related to the acquisition of financing. The prior year also included a $32,100 reimbursement for land maintenance fees paid and expensed in September 1996.

        Interest expense decreased $146,323 for the nine months ended December 31, 1997 as compared to the same period last year. The prior year included interest on short terms notes and interest on accrued expenses related to the management agreement with Aaminex. The prior year also included $30,000 interest expense on commercial paper in the amount of $2,000,000.

        Salaries increased $91,491 for the nine months ended December 31, 1997 as compared to the same period last year, due to the hiring of additional personnel to handle accounting, legal, and other functions previously outsourced by the Company.

        Legal and professional fees decreased $151,991, including decreases of $47,354 in accounting expense, $41,754 in consulting fees and $62,883 for legal and professional fees. The prior year included consulting and legal fees associated with the acquisition of capital and audit and accounting fees associated with the Company's annual audit.

        Other expenses decreased $32,523, including a decrease of $24,997 in printing expense. The prior year included expenses for SEC filings.

        The current year includes the Company's equity of $590,000 in the net loss of Isle of Capri-Black Hawk, primarily resulting from interest expense on the long-term debt.

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

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997

        During the nine months ended December 31, 1997, the Company received proceeds from short-term debt of $879,894 to cover its operating deficit and for scheduled payments on its long-term debt. Additional funds were obtained through private sales of restricted Company Stock to "accredited" investors, as such term is defined under Securities and Exchange Commission Regulation D.

        Pursuant to an amended operating agreement with Casino America, the Company received from Casino America a $500,000 loan, $700,000 in cash for sale of part of its ownership interest in the joint venture, and an additional commitment to fund up to $800,000 toward the Company's future cash requirements. The Company's ownership of the joint venture was reduced to approximately 41% upon receipt by the Company of the initial $1,200,000 and the ownership has subsequently been reduced to 40% because of the use of $133,333 of the $800,000 commitment. Its ownership will be reduced to approximately 36% if all of the additional $800,000 commitment is used. Substantially all of the $1,200,000 proceeds were paid directly to creditors of the Company in full payment of the Company's outstanding obligations to such creditors. The Company has the option to repurchase the sold portion of its ownership interest in the project within 180 days after the date of each funding. The loan bears interest at the higher of 14.5% or Casino America's highest cost of funds plus two percentage points and is due on August 20, 2000.

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

        In January 1997, the Company engaged Jefferies and Company, Inc., a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the casino project. In August 1997, first mortgage notes in the aggregate amount of $75,000,000 were issued by the Isle of Capri-Black Hawk, LLC and its wholly-owned subsidiary, Isle of Capri-Black Hawk Capital Corp. (collectively the "Issuers"). These notes mature on August 31, 2004 and bear interest at 13% per annum. Interest on the notes is payable semi-annually on each February 28 and August 31, commencing February 28, 1998. Contingent interest is payable on the notes, on each interest payment date, in an aggregate amount equal to 5% of the Isle of Capri-Black Hawk, LLC's consolidated cash flow for the two fiscal quarters ending during the January or July immediately preceding such interest payment date. The notes are secured by a first lien on substantially all of the existing and future assets of the Issuers and are without recourse to the members of the Isle of Capri-Black Hawk, LLC or their respective parents or affiliate entities.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997

        Effective December 31, 1996, the Board of Directors and the holders of the Company's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of Preferred Stock, $10 par value per share. The Company has issued 141,490 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short-term notes payable to Clay County Holdings, Inc., an affiliate of the Secretary of the Company, and accrued management fees due to Aaminex Capital Corp.
("Aaminex,") an affiliate of the President of the Company.

ITEM 3
Not applicable

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          In October 1997, the Company became aware that a lawsuit had been filed in August 1997 under Case Number H-97-2955 in the United District Court for the Southern District of Texas, Houston, Texas by James R. Cleveland, Plaintiff, against the Company and twenty-three
          (23) other Defendants, including all of the Directors and two Officers of the Company. Mr. Cleveland, who is an inmate in a Texas county jail, proceeding under a pauper's affidavit, alleged that the Defendants conspired to defraud and deceive him for the purpose of securing an investment of funds in the Company. The Company's counsel responded to this lawsuit and the lawsuit was dismissed on or about December 17, 1997.

ITEM 2.   CHANGES IN SECURITIES.
          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          By unanimous consent dated August 14, 1997, the Board of Directors of the Company and the Company as the sole stockholder of Blackhawk Gold, approved and authorized the conveyance of the Blackhawk Gold Parcel to the Isle of Capri-Black Hawk, LLC. The Board of Directors determined that stockholder approval and/or ratification of this transaction was not required under the applicable provisions of the Nevada Revised Statutes. At the request of Jefferies and Company, Inc., the underwriters for the Isle of Capri-Black Hawk, LLC's note offering, Winstock Mining Corporation, Clay County Holdings, Aaminex Capital Corporation, Paul J. Burkett, William J. Jayroe and Hubert T. Wen, holders of a majority of the outstanding common shares of the Company (collectively the "Majority Stockholders"), entered into a written agreement to approve and ratify, and did approve and ratify on October 31, 1997, the conveyance of the Blackhawk Gold Parcel to the Isle of Capri-Black Hawk LLC. The Majority Shareholders legally and beneficially owned an aggregate of 5,142,415 shares of the common stock of the Company, representing a majority of the outstanding shares of the Company authorized to vote.

ITEM 5.   OTHER INFORMATION.
          Not applicable

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A) INDEX TO EXHIBITS

            *3.1  - Articles of Incorporation

            *3.2  - Amendment to Articles of Incorporation

            *3.3  - By-laws

            *4.1  - Deed of Trust

            *4.2  - Master Secured Note

            *4.3  - Note Participation Agreement

            *10.1 - Operating Agreement Caesars Black Hawk, LLC

            *10.2 - Operating Agreement of ICB LLC

            *10.3 - Amended and Restated Operating Agreement of Isle of
                    Capri-Black Hawk, LLC

            *10.4 - Members Agreement

            *10.5 - License Agreement

             27   - Financial Data Schedule
---------
*Exhibits were previously filed and are incorporated by reference.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1997

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


NEVADA GOLD & CASINOS, INC.
    (Registrant)


By:/s/ ELIZABETH A. WOODS
       Elizabeth A. Woods
       Treasurer and
       Chief Financial Officer

DATE:   February 14, 1998