Form 10-K
period 1998-03-31
NEVADA GOLD & CASINOS INC
filed 1998-07-15
CIK 277058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                          For the transition period
    from______________________________to_________________________________

            Commission file number 0-8927 NEVADA GOLD & CASINOS, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                               88-0142032
(State or other jurisdiction          (IRS  Employer identification number)
   of incorporation)

  3040 POST OAK BLVD., SUITE 675, HOUSTON, TEXAS             77056
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.12 PER SHARE
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any
amendment to this Form 10-K.   [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 1998, based upon the last reported sales price of the OTC Electronic Bulletin Board, was $14,898,860.

As of June 30,1998, 9,051,156 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:      NONE


PART I

ITEM 1.  BUSINESS

      Nevada Gold & Casinos, Inc. ("Nevada Gold" or the "Company") is the owner of a 40% interest in the Isle of Capri Black Hawk LLC ("Isle of Capri Black Hawk" or the "Casino") currently under construction in Black Hawk, Colorado, expected to open for business in December 1998 or January 1999. The Casino is a limited liability company organized by the Company and Casino America, Inc. ("Casino America"). Nevada Gold is also actively pursuing other gaming ventures throughout the world.

      Nevada Gold also owns approximately 150 acres of real property in the vicinity of Black Hawk, Colorado, and has an option to purchase an additional 18 acres from an affiliate of the Secretary of the Company for a nominal amount. The Company contemplates the completion of additional acquisitions by the end of July 1998 which, in conjunciton with an exchange of properties with third parties, shall provide the Company a total of approximately 170 nearly continguous acres for development of a commercial and residential real estate project on the property.

      GAMING DEVELOPMENT

      Currently under construction with an anticipated completion date of December 1998 or January 1999, the Casino, at 101,000 square feet, will be the largest gaming facility in Colorado when completed. The Casino is strategically located so that it is the first casino encountered by customers traveling to Black Hawk from Denver. The $103 million Casino will feature over 1100 slot machines, 25 blackjack and poker tables, three restaurants, an event center, and a 1000 space covered parking garage. Construction is proceeding under a "guaranteed maximum price" design/build agreement and allows the addition of a hotel to the Casino at some future time, if desired. Operation of the Casino is subject to approval of the Colorado Gaming Commission, which is currently conducting the required financial and background investigation of all members of the limited liability company.

      The Black Hawk Market consists of the cities of Black Hawk and Central City which are located approximately 40 miles west of Denver and approximately 10 miles from Interstate 70, the main east-west artery from Denver. Gaming customers to the Black Hawk Market are primarily "day trippers" from within a 100-mile radius of Black Hawk and Central City, which includes the major population centers of Denver, Boulder, Fort Collins, and Golden, Colorado, and Cheyenne, Wyoming. The Black Hawk Market is primarily characterized by numerous small, privately-owned gaming facilities, although the main competition for the Casino are the larger gaming facilities located in Black Hawk, particularly those with a considerable number of on-site parking spaces and established brand names and reputations in the local market. The largest casinos in Black Hawk in terms of gaming positions are Harvey's Wagon Wheel Casino Hotel, Colorado Central Station, Bullwhackers, Canyon Casino, Fitzgerald's Black Hawk, and Gilpin Hotel Casino, each of which also offer on-site parking.

      The Casino's closest competition is Colorado Central Station located across the intersection of Mill and Main Streets from the Casino. Colorado Central Station has approximately 700 slot machines, approximately 20 table games, amenities such as a food court and bar, and approximately 690 valet parking spaces. Colorado Central Station has generated an estimated $240 per gaming position per day in revenues over the twelve-month period ended March 31, 1997. Jacobs Entertainment, Ltd. has opened a 50,000 square foot facility with 800 slot machines, 20 table games, a 450 space underground parking garage (with an affiliated two-story overflow parking facility for approximately 200 additional vehicles), and 50 hotel rooms. The facility is located approximately
0.3 miles from the Casino.

      Additionally, Riviera Holdings Corporation has begun construction on a site directly across Main Street from the Casino of a facility containing 1000 slot machines and a 500 space covered parking garage, with an anticipated opening scheduled in 1999.

      Casinos in Cripple Creek, Colorado (located a driving distance of 110 miles to the south of the Black Hawk Market) and the Native American casinos located in the southwestern corner of Colorado, constitute the only other gaming communities in the state. Management believes that Cripple Creek provides only limited competition to the Black Hawk Market given its distance from the Black Hawk Market and its relatively smaller facilities with fewer amenities. Management also believes that the Native American casinos are too far removed from the Black Hawk Market to provide any significant competition.

      While not presently in negotiation for the development of another gaming project, Nevada Gold intends to pursue additional gaming ventures on a worldwide basis. Nevada Gold's aim is to identify gaming and associated real estate development projects with high potential rates of return on investment. Nevada Gold will then look to create associations with successful gaming operators for the acquisition and operation of the gaming ventures, while Nevada Gold will acquire, plan, and develop the real estate projects. Nevada Gold's strategy is to utilize its expertise - project identification and development - to create financially attractive investment opportunities without the burden of creating a labor intensive organization which would be required for gaming operations, while at the same time having a small, knowledgeable, and responsive staff able to capitalize on real estate projects in developing markets.

      Nevada Gold has not completely rejected the possibility of owning and operating gaming facilities. Merger and acquisition prospects are actively evaluated as they are presented to Nevada Gold from a variety of sources. In the event one or more economically feasible merger or acquisition projects are capable of completion by Nevada Gold, Nevada Gold is prepared to create an operations division staffed with personnel experienced in gaming operations to manage the gaming facilities.

      ISLE OF CAPRI BLACK HAWK CASINO

      In April 1997, Isle of Capri Black Hawk was formed by Casino America of Colorado, Inc. ("Casino Colorado") a wholly owned subsidiary of Casino America, Inc. ("Casino America"), and BlackHawk Gold, Ltd., ("BlackHawk Gold") a wholly owned subsidiary of Nevada Gold to develop, own and operate the Isle of Capri Black Hawk as a premier casino gaming facility. The rights and obligations of Casino America and BlackHawk Gold are governed in part by an operating agreement ("Operating Agreement") dated July 29, 1997. Pursuant to the Operating Agreement, Casino America contributed cash, purchase rights and development costs and BlackHawk Gold contributed land to the Isle of Capri Black Hawk. Upon execution of the Operating Agreement, the membership interests ("Membership Interests") were set at 45% for BlackHawk Gold and 55% for Casino Colorado. BlackHawk Gold sold Casino Colorado a portion of its Membership Interest representing 4.2% of the total Membership Interest (the "Transferred Interest") in the Isle of Capri Black Hawk so that the respective Membership Interests were as follows: BlackHawk Gold - 40.8% and Casino Colorado - 59.2%. On July 29, 1997, Casino Colorado, Casino America, BlackHawk Gold and Nevada Gold entered into a members agreement ("Members Agreement") which addressed the development of the Isle of Capri Black Hawk, management of the Isle of Capri Black Hawk, additional capital contributions, and other matters. Pursuant to the Members Agreement, BlackHawk Gold had the right to sell up to 4.8% ownership in the Isle of Capri Black Hawk to Casino Colorado, for up to $0.8 million. On November 13, 1997, pursuant to that provision, Casino Colorado purchased a .8% Membership Interest from BlackHawk Gold for $133,333 and on February 16, 1998, Casino Colorado purchased an additional 4.0% interest for $666,667. BlackHawk Gold subsequently restored its ownership interest to 40% by repurchasing from Casino Colorado 4.0% of the Transferred Interest for $715,000, including interest. As a result, as of March 31, 1998, Casino Colorado owned 60% and BlackHawk Gold owned 40% of the Isle of Capri Black Hawk.

      As of March 31, 1998, BlackHawk Gold had the right to repurchase the .8% ownership interest and the 4.0% ownership interest purchased by Casino Colorado on November 13, 1997 and February 16, 1998, respectively, under the 180 day repurchase provision of the Put. The 180 day period for repurchase of the .8% ownership interest expired on May 12, 1998 and the gain resulting from the sale has been recognized in the Company's March 31, 1998 financial statements. The 180 day repurchase period on the ownership interest sold to Casino Colorado on February 16, 1998 expires on August 15, 1998 and the $591,404 gain relating to the sale has been deferred in the Company's March 31, 1998 Financial Statements. In the event management of BlackHawk Gold is successful in its intent to repurchase this 4.0% interest before August 15, 1998, BlackHawk Gold's ownership will be increased to 44%.

       Management of the Isle of Capri Black Hawk is governed by a management agreement ("Management Agreement"). The following is a summary of the more significant provisions agreed by Casino Colorado and BlackHawk Gold in the formation of the Isle of Capri Black Hawk.

            OPERATING AGREEMENT

            ADDITIONAL CONTRIBUTIONS. Pursuant to the terms of the completion capital commitment ("Completion Capital Commitment") and by a vote of the majority in interest ("Majority in Interest"), members ("Members") may be required to make additional contributions.

            NO WITHDRAWAL. Except as provided in the Operating Agreement, no Member will be entitled to withdraw all or any part of such Member's capital from the Isle of Capri Black Hawk.

            TRANSFER. If all or any part of a membership interest ("Membership Interest") is transferred, the capital account and Membership Interest of the transferor (including a pro-rata share of capital contributions) that is attributable to the transferred interest will carry over to the transferee.

            MEMBERS AND MEMBERSHIP INTERESTS. The Isle of Capri Black Hawk's profits and losses are allocated in proportion to each Member's Membership Interest in the Isle of Capri Black Hawk. Each corporation that serves as a Member must designate one or more individuals to act as such Member's representatives. Casino Colorado has selected John M. Gallaway as its representative and BlackHawk Gold has selected H. Thomas Winn as its representative.

            MANAGEMENT. The Isle of Capri Black Hawk will be managed by its managers ("Managers"). Each Member shall have the right to elect one Manager, except that so long as Casino Colorado or its affiliates own a Majority In Interest of the Isle of Capri Black Hawk, Casino Colorado or its affiliates shall be entitled to elect a majority of the Managers, which initially shall be two Managers, and BlackHawk Gold shall be entitled to elect one Manager. Each Member shall have the right to remove, replace, fill a vacancy, or designate a temporary replacement for the Manager or Managers elected by it. The initial Managers are designated in the Operating Agreement as John M. Gallaway and Allan
B. Solomon of Casino America and H. Thomas Winn of Nevada Gold.

            UNANIMOUS VOTE. The following actions by the Isle of Capri Black Hawk will require the affirmative vote of all the Managers and the Members, without regard to quorum requirements.

            (a)   the admission of an additional Member;

            (b)   any non pro-rata distribution;

            (c)   the amendment of the Operating Agreement;

            (d) the merger of the Isle of Capri Black Hawk with any other business entity; or

            (e) the sale of substantially all of the Isle of Capri Black Hawk's assets.

            PROFITS AND LOSSES. For each fiscal year, profits or losses of the Isle of Capri Black Hawk will be an amount equal to the Isle of Capri Black Hawk's income or loss determined under the accrual method of accounting in accordance with generally accepted accounting principles consistently applied. Profits or losses of the Isle of Capri Black Hawk, including items of income, gain, loss and deduction for each fiscal year, will be allocated to the Members in proportion to their respective Membership Interests. No cash shall be distributed to any Member if the effect thereof would be to create a deficit in his capital account balance or increase the deficit in his capital account below the sum of (1) the amount (if any,) which he is required to contribute to the Isle of Capri Black Hawk and (2) said Member's share of gain which the Isle of Capri Black Hawk would recognize upon a sale of its property for an amount equal to the balance of the non-recourse debt encumbering it. Allocation of items of income, gain, loss and deduction of the Isle of Capri Black Hawk will be allocated, as nearly as is practicable, in accordance with the manner in which such items are reflected in the allocations of profits and losses among the Members for such fiscal year.

            TAX ALLOCATIONS. Allocation of items of income, gain, loss and deduction of the Isle of Capri Black Hawk for federal income tax purposes for a fiscal year will be allocated, as nearly as is practicable, in accordance with the manner in which such items are reflected in the allocations of profits and losses among the Members for such fiscal year.

            CONTRIBUTED PROPERTY. All items of income, gain, loss and deduction with respect to property contributed to the Isle of Capri Black Hawk will, solely for tax purposes be allocated among the Members as required by Section 704(c) of the Internal Revenue Code so as to take into account the variation between the tax basis of the property and its fair market value at the time of contribution. For example, if there is built-in gain with respect to contributed property, upon the Isle of Capri Black Hawk's sale of that property the pre-contribution taxable gain would be allocated to the contributing Member.

            PRO-RATA DISTRIBUTIONS. The Isle of Capri Black Hawk will make distributions to the Members in proportion to their Membership Interests.

            NON PRO-RATA DISTRIBUTIONS. Unless the Members otherwise unanimously agree, the Members intend that all distributions will be made to the Members in proportion to their Membership Interests.

            MEMBERS AGREEMENT

            INITIAL CONTRIBUTIONS. BlackHawk Gold made an initial contribution of the property (the "BlackHawk Gold Land"). The Members agreed that the net fair market value of the BlackHawk Gold Land is $7.5 million. Casino Colorado made an initial contribution aggregating $9.2 million, consisting of the following: (i) the sum of $1 million, less the aggregate amount of the development and pre-opening costs paid or incurred by Casino Colorado or its affiliates through August 20, 1997 (the "Closing Date"), (ii) the development plan ("Development Plan"), which effective as of the Closing Date, was deemed to have been contributed by Casino Colorado to the Isle of Capri Black Hawk, (iii) an assignment of the right to acquire the property owned by Caesars World, Inc. (the "Caesars Land"), together with the amount of $6.4 million, representing the balance of the total purchase price of $6.5 million for the Caesars Land and
(iv) the benefits to the Isle of Capri Black Hawk resulting from the Completion Capital Commitment and the fee subordination agreement.

            DEBT FINANCING. Except for the initial contributions by the Members and any contributions under the Completion Capital Commitment, the Members agreed that, to the extent commercially reasonable, the project would be funded through debt financing. The Isle of Capri Black Hawk shall incur no debt or liability for which the Members or their respective affiliate will be required to guarantee or co-sign any loan made to the Isle of Capri Black Hawk or any other obligation of the Isle of Capri Black Hawk.

            UNANIMOUS VOTE. The parties agree to cause the Managers appointed by them not to cause the Isle of Capri Black Hawk to effect any of the following matters without (i) the unanimous consent of each of the other Managers and (ii) the unanimous consent of the Members:

            (a)  the making of material changes to the Development Plan;

            (b) the adoption of any annual budget for any year following the opening of the project for public business calling for capital expenditures for such budgeted year of greater than $4,000,000;

            (c)  a call for additional contributions by the Members; and

            (d) the approval of the principal terms of any refinancing of the project financing or the incurrence of indebtedness outside of the normal operating requirements of the project in an outstanding amount which at any time exceeds $1 million, except for indebtedness incurred for replacement of furnishings, fixtures or equipment or as may be otherwise specifically authorized in the Members Agreement.

            MANDATORY DISTRIBUTIONS. Subject to the terms of an indenture agreement (the "Indenture"), the Isle of Capri Black Hawk will make quarterly distributions of cash from operations subject to certain adjustments, to the Members in proportion to their Membership Interests from cash available for distribution (which excludes certain reserves that the Isle of Capri Black Hawk is required to maintain under the Operating Agreement) in an amount equal to the maximum amount that may be distributed pursuant to the terms of the Indenture. If Casino America is required to make any capital contributions under the Completion Capital Commitment, Casino Colorado will receive additional Membership Interest and Casino Colorado will be entitled to receive all distributions with respect to all Membership Interests up to the aggregate amount of such payments before any distributions are made to any other Member.

            TRANSFER OF MEMBERSHIP INTERESTS. If Casino America reasonably determines, based on communications with regulatory authorities, that BlackHawk Gold's interest in the Isle of Capri Black Hawk will cause Casino America or its affiliates (including the Isle of Capri Black Hawk) a licensing problem in any jurisdiction including Colorado, and such licensing problem cannot be resolved, Casino America can require BlackHawk Gold to sell its Membership Interest in the Isle of Capri Black Hawk to an acceptable party or to Casino Colorado. In the event of a sale to Casino Colorado, the purchase price will equal the capital account balance of BlackHawk Gold in the Isle of Capri Black Hawk.

            MANAGEMENT AGREEMENT

            AUTHORITY OF THE ISLE OF CAPRI BLACK HAWK. The Isle of Capri Black Hawk shall determine the general policy with respect to the management of its casino facility and shall have all other decision making powers customarily afforded to an owner of a casino/hotel facility, as well as any additional powers reserved to the Isle of Capri Black Hawk hereunder.

            DUTIES OF THE MANAGER. The Manager manages the daily operations of the Isle of Capri Black Hawk, including among other things, the (i) exclusive supervision and direction of the activities; (ii) development and effectuation of an annual plan, consisting of forecasts of monthly income and expenses, monthly cash flow projections and working capital requirements, a budget covering estimated capital expenditures, and an annual marketing plan; (iii) development of an operating policy; (iv) supervision of advertising, sales and business promotion; (v) supervision, hiring and discharge of all personnel; (vi) maintenance of the property; and (vii) maintenance of all books of accounts and the submission of all requisite informational and/or tax returns.

            COMPENSATION. The Manager is paid an annual management fee equal to 2% of Revenues plus 10% of Operating Income; provided that such management fee shall not exceed 4% of Revenues. "Revenues" means all revenues, less sales tax on such revenues, determined on an annual basis received from the following sources: (i) gross gaming receipts from the Isle of Capri Black Hawk, less 50% of applicable gaming and admission taxes from the operation of the Isle of Capri Black Hawk; (ii) hotel operations; (iii) food and beverage operations; (iv) parking fees; (v) revenues generated from gift shops and arcades; and (vi) other revenues, fees and income, which are attributable to the Isle of Capri Black Hawk. "Operating Income" means the income of the Isle of Capri Black Hawk before any management fee paid to the Manager, distributions to Members, interest, depreciation, amortization and write-off of start-up and pre-opening expenses and income taxes. All amounts due to Casino America under the Management Agreement will be subordinated to all obligations under the notes.

            REIMBURSEMENT. In addition to compensation, the Manager will be entitled to receive reimbursement for certain expenses incurred by it as the actual cost or fair market value thereof, including, subject to certain limitations, compensation paid to employees of the Manager that perform services in connection with the Isle of Capri Black Hawk that would otherwise be filled by an employee of the Isle of Capri Black Hawk.

            TERM. The Management Agreement will terminate upon the earliest to occur of (i) the election of either party if the other party fails to perform any material obligation under the Management Agreement, (ii) the mutual agreement of the parties, (iii) the inability of either party to obtain or maintain licenses necessary to carry out their obligations under the Management Agreement, (iv) the occurrence of certain bankruptcy events with respect to the Manager or (v) December 31, 2096.

            PERSONNEL. Manager, for the account of the Isle of Capri Black Hawk, shall hire, supervise, direct, discharge and determine terms of employment of all personnel working for the casino facility. The determination of compensation for all employees shall be part of the annual plan approved by the Isle of Capri Black Hawk.

      REAL ESTATE DEVELOPMENT PROJECT

      In September 1995, Nevada Gold completed acquisition of Gold Mountain Development, LLC ("GMD"), a Colorado limited liability company, making it a wholly owned subsidiary. Nevada Gold, through its acquisition of all membership interests in GMD, acquired approximately 150 acres in the vicinity of Black Hawk, Colorado. All references to Nevada Gold's ownership of real property in the vicinity of Black Hawk, Colorado, include GMD.

      In July 1996, President Clinton signed legislation authorizing the Bureau of Land Management ("BLM") to exchange 133 separate tracts of federal public land consisting of over 300 acres near Black Hawk for two privately-owned ranches in Colorado of approximately 8700 total acres to be preserved as federal public wilderness areas. The two ranches, purchased by a third party, will be acquired by BLM and BLM is in the final phases of reappraisal of the federal tracts and completion of a historical structures survey prior to final closing of the exchange. As part of the exchange, Nevada Gold will receive BLM tracts in exchange for certain real property it owns and, upon completion of the BLM acquisition and exchange of real properties, will have approximately 170 acres, which includes 18 acres available for acquisition for a nominal value from an affiliate of the Secretary of the Company, available for residential and commercial development in the immediate area of Black Hawk, Colorado. Management believes the value of the property to be approximately $3 million. The various casinos currently operating in Black Hawk employ in excess of 5000 individuals, all of whom must commute daily for distances of 25 miles or more one way, as there is no residential housing available in Black Hawk. With the exception of existing casinos, there are also no commercial facilities in Black Hawk, which can provide amenities for Black Hawk residents.

      Nevada Gold's strategy is to proceed with the development of a master-planned residential and commercial real estate project adjacent to Black Hawk, Colorado. Upon the receipt of sufficient funds, Nevada Gold will secure a feasibility/site evaluation study from an architectural planning firm or other professional planning firm to provide guidance in development design, planning, and construction. Following the initial planning stage, Nevada Gold will secure financing or additional capital to develop the project in stages as determined by the feasibility study and the then current residential/commercial property needs in Black Hawk, subject always to obtaining zoning approval and building permits from state and local agencies. Sales of pad sites may be made to assist in the funding of the project and Nevada Gold may acquire a partner for no more than a 50% interest to complete the project as a joint venture.

      EMPLOYEES

      Nevada Gold has six full-time permanent employees.

      ENVIRONMENTAL CONSIDERATIONS

      The casino being constructed in Black Hawk will be located in an area that has been designated by the Environmental Protection Agency ("EPA") as a superfund site on the National Priorities List ("NPL") as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the superfund site for remediation and response costs associated with their properties and with the entire site. The Isle of Capri Casino Black Hawk will be located within the drainage basin of the North Clear Creek and therefore subject to potentially contaminated surface and ground water from upstream mining-related sources. Soil and ground water samples on the site indicate that several contaminants existed in concentrations exceeding drinking water standards. In 1995, an affiliate of Nevada Gold, in cooperation with the EPA and the Colorado Department of Health performed environmental analyses and tests and removed all mined waste located on the gaming site

      Nevada Gold's real property in the vicinity of Black Hawk is also located in an EPA National Priorities List area. A portion of the real estate development property has already been remediated by an affiliate of Nevada Gold that was responsible for disposing of waste tailings and rock located on the property. This remediation was performed under a consent order in agreement with the EPA and the EPA has issued a notification that no further action is required to remediate known contamination on the parcel. Additionally, the EPA requires the maintenance and monitoring of drainage pipes installed in a mine tunnel, the opening of which is located on property owned by Nevada Gold sought to be developed, in order to prevent the backup of heavily mineralized, acidic water. In the event of an unexpected water discharge from the tunnel, Nevada Gold's property and access roads could suffer damage and require remediation or repair.

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

      The laws, regulations and supervisory procedures of the Colorado Gaming Authorities seek to maintain public confidence and trust that licensed limited gaming is conducted honestly and competitively, that the rights of the creditors of licensees are protected and that gaming is free from criminal and corruptive elements. It is the stated policy of the Colorado Gaming Authorities that public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations, and activities related to the operation of the licensed gaming establishments and the manufacture and distribution of gaming devices and equipment. The Colorado Commission is empowered to issue five types of gaming and related licenses. The Isle of Capri Casino Black Hawk requires a retail gaming license, which must be renewed each year, and the Colorado Division has broad discretion to revoke, suspend, condition, limit or restrict the licensee at any time. No person or entity can have an ownership interest in more than three retail licenses, and Nevada Gold's business opportunities will be limited accordingly. The Isle of Capri Casino Black Hawk has not yet obtained the required gaming license.

      The proposed real estate development will be contingent upon Nevada Gold receiving all required licenses, permits, and authorizations, to include state and local land-use permits, excavation, building, and zoning permits, architectural approvals, approval of street and traffic signal improvements, and health and safety permits. Also, unanticipated changes or concessions required by local, regulatory, and/or state authorities, or challenges from local or special interest groups, could involve significant costs and could prevent or delay the development of the real estate project.

      COMPETITION

      The gaming and casino industry is subject to intense competition. As the number of gaming establishments in Colorado has increased over the past two years, average revenues for some of the smaller casinos located in Colorado have declined significantly. Future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk, the Isle of Capri Casino Black Hawk may compete for customers with casinos in other gaming jurisdictions. While the Isle of Capri Casino Black Hawk believes its casino will have competitive advantages over the other gaming establishments in the area as a primary result of its size and location, Nevada Gold believes that national, regional, state, and local competition for the gaming markets, in general, will be extremely intense during the foreseeable future. Many of Isle of Capri Black Hawk's competitors may have established positions in more locations, have greater financial resources, and have more experience and expertise than Isle of Capri Black Hawk.

      It is anticipated that real estate development in the Black Hawk area will become highly competitive. Certain of Nevada Gold's competitors have or may have significantly more real estate development experience and may have significantly greater financial resources available or to be made available permitting more extensive and more rapid development. Real estate developers with greater resources than Nevada Gold have announced plans for multiple-use real estate projects. Nevada Gold assumes that other developers may do the same, all of whom may proceed with real estate developments prior to Nevada Gold.

      INSURANCE

      Nevada Gold has no liability insurance for officers, directors, or employees.

GOLDFIELD RESOURCES, INC.

      Goldfield Resources, Inc. ("Goldfield Resources") is a Nevada corporation and a wholly owned subsidiary of Nevada Gold. Goldfield Resources, which was originally incorporated under another name in 1995, was inactive until June 1998, when the corporation's name was changed and it was reinstated as an active corporation. As consideration for shares of common stock of Goldfield Resources, Nevada Gold will transfer approximately 2000 acres of land owned in fee simple and approximately 7000 acres of BLM mining claims in the State of Nevada to Goldfield Resources. Although the claims were acquired over a twenty year period at a time when Nevada Gold was solely a mining concern, the shift of Nevada Gold's business from mining to gaming and real estate development created an opportunity for the formation of a subsidiary whose sole business is the development of the mining claims.

      Goldfield Resources will not be directly involved in mining operations, but will secure mining leases with mining companies for its properties and will retain royalty interests under the leases. This will permit Goldfield Resources to benefit financially from mining operations without incurring the significant labor and machinery costs of operating mining projects. In the event the price of gold increases, Goldfield Resources will be in an ideal position to be a participant in possible mergers and acquisitions given the size of its mining claim holdings. The Company has executed a Letter of Intent with a mining company and is currently negotiating the terms of a lease agreement for its Nevada mineral properties.

      ENVIRONMENTAL

      There can be no assurance that the EPA or another governmental entity, including an agency of the State of Nevada, will not require an environmental audit of the properties and there can be no assurances that such an audit would not discover hazardous substance contamination. The discovery of hazardous substances on the properties could require the remediation or removal of the substances by the Company at a prohibitive cost.

      REGULATORY

      Although Goldfield Resources currently holds mining claims from the Bureau of Land Management ("BLM"), there can be no assurance that BLM will not modify its rules and regulations to cancel the claims or that the U.S. Congress will not pass legislation which also serves to cancel the claims or prohibit mining operations on the claims.

      If, because of a merger or acquisition, Goldfield Resources becomes involved in mining operations, Goldfield Resources will be subject to federal and state mining and safety laws and regulations administered by federal and state agencies. Compliance with the stringent health and safety regulations could impose a significant expense on operational costs.

      COMPETITION

      Given the current low price for gold, the entire gold mining industry is in a slump. The majority of mining companies cannot profitably conduct mining operations and are not acquiring mining leases from landowners or holders of mining claims. Competition is heavy from the standpoint that few mining companies are actively pursuing lease acquisitions and landowners and mining claim holders are competing for a relatively small number of leasing opportunities. In general, however, it is extremely difficult to enter into mining leases with mining companies in today's market.

      FACILITIES

      Goldfield Resources shares office space with Nevada Gold at 3040 Post Oak Blvd., Suite 675, Houston, Texas 77056 and the facilities are considered adequate to meet its current needs and to accommodate anticipated growth.

      EMPLOYEES

      Goldfield Resources has one full-time employee.

SUNRISE LAND AND MINERALS CORPORATION

      Sunrise Land and Minerals Corporation ("SLMC") was organized as a Nevada corporation in September 1990. SLMC was successful in acquiring 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. In March 1995, Nevada Gold acquired all of the outstanding shares of common stock (12,775,000) of SLMC for $525,000 payable in the form of a Promissory Note. By subsequent agreement with the Noteholder, payment of the Note was made in shares of common stock of Nevada Gold.

      SLMC has been inactive since its acquisition in 1995. Nevada Gold's complete focus on gaming and real estate development projects in Black Hawk, Colorado precluded the development and expansion of a business role for SLMC. Now that Nevada Gold's casino project is funded and under construction, the Company intends to direct its attention to subsidiary operations. The immediate goal of SLMC is the conduct of feasibility studies evaluating the highest and best use of SLMC's 300-acre tract of land. In addition to potential sales of sand, gravel, clay, and decorative rock from the property, there is also potential for a real estate development on the property. The feasibility studies will permit SLMC to make a more informed decision regarding its future efforts for utilization of the property and determining the economic returns of the potential uses for the property.

      ENVIRONMENTAL

      To the best of SLMC's knowledge, there is no hazardous substance contamination on the subject property nor is the property in an EPA NPL area. There can be no assurance that the EPA or another governmental entity, including an agency of the State of California, will not require an environmental audit of the property and there can be no assurances that such an audit would not discover hazardous substance contamination. The discovery of hazardous substances on the properties could require the remediation or removal of the substances by SLMC at a prohibitive cost.

      REGULATORY

       SLMC is not aware of any federal or state regulatory requirements concerning the sale of sand, gravel, clay, and decorative rock; however, there can be no assurances that federal or state laws will not be enacted which would serve to regulate the sales of these products with a possible adverse impact on SLMC.

      When SLMC begins conducting operations for the sale of sand, gravel, clay, and decorative rock, SLMC will be subject to federal and state health and safety laws, rules, and regulations administered by federal and state agencies. Compliance with the health and safety regulations could impose a significant expense on operational costs.

       COMPETITION

       SLMC is not fully knowledgeable of the exact number of competitors in the sand, gravel, clay, and decorative rock business; however, SLMC is aware that there is a market for the products and that there are competitors which may have substantially more experience and financial resources than SLMC. Further, in the event that SLMC proceeds with a real estate development project on the property, SLMC is aware that there are other experienced real estate development companies in competition with it, many of whom have substantially more financial resources available for real estate development.

       FACILITIES

      SLMC shares office space with Nevada Gold at 3040 Post Oak Blvd., Suite 675, Houston, Texas 77056 and the facilities are considered adequate to meet its current needs and to accommodate anticipated growth.

      EMPLOYEES

      SLMC currently has no employees, but it is anticipated that SLMC will initially employ one full-time employee.

ITEM 2.  PROPERTIES

      The Company's principal properties consist of undeveloped land located in and around Black Hawk, Colorado, Nye and Esmeralda Counties, Nevada, and Nevada County, California. Certain Colorado properties are zoned for gaming, while the other Colorado, Nevada, and California properties are intended for residential, commercial, and recreational real estate development or mineral resource development.

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

ITEM 3.  LEGAL PROCEEDINGS

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 18, 1997, the Board of Directors of Nevada Gold passed a resolution recommending an increase in the number of authorized shares of common stock to 20,000,000 shares to permit the Company to raise additional capital and to explore mergers and acquisitions. The increase in authorized shares was approved at the annual stockholders' meeting on February 9, 1998 with 5,636,342 votes in favor, 58,035 votes in opposition, and 1,593,673 votes abstaining. The engagement of the firm of Pannell Kerr Forster of Texas, P.C., as auditors for the fiscal year was approved with 7,273,362 votes in favor, 5413 votes in opposition, and 9275 votes abstaining.

      The February 9, 1998 Annual Meeting of Shareholders also elected Directors of the Company for Fiscal Year 1998. Results of the election were as follows:

                                    VOTES

                          FOR            AGAINST           ABSTAIN
DIRECTORS

H. Thomas Winn          7,262,429         2949              22,672
Paul J. Burkett         7,262,341         3037              22,672
Hubert J. Wen           7,262,387         2991              22,672
William G. Jayroe       7,262,471         2907              22,672

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the OTC Electronic Bulletin Board, under the symbol UWIN. There were approximately 4,400 shareholders of record, as of June 30, 1998. The following table sets forth the high and low sales prices relating to the Company's common stock for the last two fiscal years:

                                             FISCAL YEARS ENDED
                                    -------------------------------------
                                     MARCH 31, 1998      MARCH 31, 1997
                                    -----------------   -----------------
                                    HIGH BID  LOW BID   HIGH BID  LOW BID
                                    ---- ---  --- ---   ---- ---  --- ---
                 First Quarter       $2.250    $1.375   $ 6.188    $4.125
                 Second Quarter       3.125     1.500     6.563     3.375
                 Third Quarter        2.125     1.250     5.375     2.875
                 Fourth Quarter       2.875     2.000     3.000     1.500


DIVIDENDS

      There have never been any dividends declared by the Registrant. The Registrant's losses do not currently indicate the ability to pay cash dividends and Registrant does not intend to pay cash dividends in the foreseeable future.



ITEM 6.  SELECTED FINANCIAL DATA

      The Selected Financial Data set forth below should be read in conjunction with the accompanying financial statements and notes, thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     1998       1997        1996        1995        1994
                  ---------- ----------  -----------  ---------   ---------
Revenues           $153,212   $ 94,004    $468,113    $ 77,900    $ 60,152
Net loss          2,580,644  1,613,078     598,752     434,364     113,203
Net loss per
share *                 .32        .20         .07         .06         .05
Total assets      3,615,699  4,956,023   5,057,691   4,213,808   2,265,932
Long term debt      632,741    208,900     395,798     579,480     369,446

* Adjusted retroactively for the three-for-one reverse stock split effective September 23, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
        OF OPERATIONS

      The following discussions of the Company's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining thereto, appearing elsewhere in this Form 10-K. Management is of the opinion that inflation and changing prices will have little, if any, effect on the Company's financial position or results of operations. The financial statements have been consolidated for all wholly owned subsidiaries as of March 31, 1997 and 1998. All significant intercompany transactions and balances have been eliminated in the financial statements. Certain prior-year balances have been reclassified to conform to current year presentations.

GENERAL

      Revenues from the Company have not been sufficient to cover the Company's operating expenses during the past year. In addition, there have been no revenues from the Company's gaming operations to date since these are currently in the development stage. Management does not expect revenues from operations until after the opening of the Isle of Capri Black Hawk Casino, anticipated to open in late December 1998 or January 1999.

      The Company's significant source of revenue will likely be from its membership interest in the Isle of Capri Black Hawk. To date, no distributions have been declared. Although it is anticipated that the casino will commence operations in the next calendar year, there can be no assurances that this will occur. In the event operations do commence, there can be no assurance that the Isle of Capri Black Hawk will be profitable. Other numerous contingencies, out of the control of the Company, may affect distributions by the Isle of Capri Black Hawk, and there can be no assurance that the Company will receive distributions or that they will be of an amount substantial enough to fund the Company's operations.

      The Company's 40% ownership of the Isle of Capri Black Hawk is accounted for using the equity method of accounting. The Company's investment in the limited liability company is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project.

      The Company capitalizes costs of acquiring and developing mineral claims until such time as the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. Such costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. The Company carries these costs on its books at the lower of its basis in the claims or the net realizable value of the mineral reserves contained in the claims.

      Property held for development consists of undeveloped land located in and around Black Hawk, Colorado and Nevada County, California. The Company has capitalized certain direct costs of predevelopment activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

      The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company has historically relied upon equity and debt financing to fund operations. The Company's current cash forecasts indicate that there will be negative cash flows from operations for the balance of the current fiscal year. It is likely that the Company will be required to seek debt or equity financing, curtail operations, or sell assets in order to bring its cash flow into balance; however, there are currently no specific plans or commitments with respect thereto. Management's strategy is to raise additional funds through the sale of Company debt and equity securities, including those held by affiliates of the Company. In the event that such actions are required, there can be no assurances that the Company will be successful in any such effort.

      IMPACT OF YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send payments on invoices, or engage in similar normal business activities.

      The Company intends to initiate formal communications with its business venture associates and affiliates to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's own systems may rely will be timely converted and would not have an adverse effect on the Company's systems. The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1998 AND 1997

      Revenues increased $59,208 for the year ended March 31, 1998 compared to the prior year. The current year includes gains of $135,116 for the sale of part of the Company's interest in the Isle of Capri Black Hawk. The prior year included $33,385 interest income from BSH, Inc., an affiliate of the Secretary, and interest earned on the proceeds of commercial paper.

      General and administrative expenses increased $109,551 for the year ended March 31, 1998 compared to the prior year, including increases of $67,275 in commission expense, $33,521 in land maintenance fees, and $22,639 in travel expense, partially offset by a decrease of $22,255 in contract labor. The current year included fees in the amount of $91,275 related to the casino project and the acquisition of financing. Last year included $24,000 related to the acquisition of financing. The prior year also included a $32,100 reimbursement for land maintenance fees paid and expensed in September 1996. The current year includes travel related to the Isle of Capri Black Hawk and evaluation of potential gaming ventures.

      Interest expense decreased $120,648 for the year ended March 31, 1998 as compared to last year. The prior year included interest on short-term notes and accrued expenses related to the management agreement with Aaminex, which were paid off during the year. The prior year also included $30,000 interest expense on commercial paper.

      Salaries increased $100,699 for the year ended March 31, 1998 as compared to last year, due to the hiring of additional personnel to handle accounting, legal, and other functions previously performed by independent contractors and consultants.

      Legal and professional fees decreased $8,809, primarily as a result of decreases of $86,533 for legal fees and $47,342 in accounting expense. The prior year's fees included legal fees associated with the acquisition of capital. Legal fees also decreased because many legal services are being handled in-house. Accounting expense decreased because employees were added to handle functions previously performed by independent contractors and consultants. The current year includes $442,444 consulting expense recorded on stock options awarded, compared to $363,250 last year. The current year also includes $45,000 expense for stock issued for consulting services.

      Other expenses decreased $25,523, including a decrease of $14,154 in printing expense. The prior year included expenses for SEC filings.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

      Revenues decreased $374,109 for the year ended March 31, 1997 compared to the prior year. Royalty income decreased $30,000. The year ended March 31, 1997 included $25,000 from the Sagebrush Exploration rental agreement that was effective beginning November 1, 1996 and $5,000 under the terms of a rental agreement with Cameco that was terminated effective March 31, 1996. The previous year included $60,000 from Cameco. Included in Other Income for the year ended March 31, 1996 was $350,000 recognized as a gain on the disposal of assets in which the Company had a nominal cost basis and $50,000 as part of a rental agreement. The year ended March 31, 1997 includes a $57,644 increase in interest income including interest earned on the proceeds of the $2,000,000 commercial paper and $33,385 interest income received from BSH, Inc., an affiliate of the President and Secretary.

      General and Administrative expenses increased $69,669, including increases of $22,441 for travel, $16,500 for commission expense, $12,241 for depreciation and $9,713 for telephone expense.

      Interest Expense increased $208,625, for the year ended March 31, 1997 as compared to the previous year. The year ended March 31, 1997 included $30,000 interest on the $2,000,000 commercial paper and an increase of $178,625 in other interest expense, primarily for other short-term notes payable and interest on the accrued expenses related to the management agreement with Aaminex.

      Salaries increased $86,132 for the year ended March 31, 1997 as compared to the previous year, because employees were added to handle accounting and other functions previously outsourced by the Company.

      In general, legal and professional fees increased $255,745, primarily as a result of consulting expense increases of $346,321, generally due to expense recorded on stock options awarded. Accounting expense decreased $67,337 because employees were added to handle functions previously outsourced by the Company. Legal fees decreased $23,240. The previous year included legal fees attributable to the Caesar's Black Hawk project and the $8.5 million debt offering.

      Other Expenses increased $20,046, including an increase in printing expenses, generally related to printing of SEC filings.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company has historically relied upon equity and debt financing to fund operations. The Company's current cash forecasts indicate that there will be negative cash flows from operations for the balance of the current fiscal year. It is likely that the Company will be required to seek debt or equity financing, curtail operations, or sell assets in order to brings its cash flow into balance; however, there are currently no specific plans or commitments with respect thereto. Management's strategy is to raise additional funds through the sale of Company debt and equity securities, including those held by affiliates of the Company. In the event that such actions are required, there can be no assurance that the Company will be successful in any such efforts.

       The short term viability of the Company is dependent upon the Company's ability to raise sufficient capital to meet its cash requirements. In addition, the Company and its venture partner, Casino America, are in the process of developing a casino as described above; however, there is no assurance that the development of a successful casino will be completed. The ownership and operation of gaming facilities are subject to extensive state and local regulations. There is no assurance that the Company or its partner will be able to comply or conduct business in accordance with applicable regulations. The long term viability of the Company is dependent upon successful completion and operaiton of a casino hotel complex. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      During the year ended March 31, 1998, the Company received proceeds from short-term debt of $679,495 to cover its operating deficit and for scheduled payments on its long-term debt. Additional funds were obtained through private sales of restricted Company Stock to "accredited" investors, as such term is defined under Regulation D. As of March 31, 1998, the Company had short-term notes payable totaling $279,591, current portion of long-term debt of $73,187, and long-term notes and capital leases payable totaling $632,741. The Company intends to fund these current obligations from future financings.

      Pursuant to an amended operating agreement with Casino America, the Company received from Casino America a $500,000 loan and $700,000 in cash for sale of part of its ownership interest in the casino project. Casino America also committed to fund up to $800,000 toward the Company's future cash requirements. The Company's ownership of the project was reduced to approximately 41% upon receipt of the initial $1,200,000 from Casino America and the Company's ownership has subsequently been reduced to 40% by utilization of the cash funding commitment. Substantially all of the $1,200,000 proceeds were paid directly to creditors of the Company in full payment of outstanding obligations to such creditors. The loan bears interest at the higher of 14.5% or Casino America's highest cost of funds plus two percentage points and is due on August 20, 2000.

      In January 1997, the Company engaged Jefferies and Company, Inc., a nationally known investment banking concern prominent in the gaming industry, as its exclusive financial advisor in connection with the structuring and financing of the Casino project. In August 1997, first mortgage notes in the aggregate amount of $75,000,000 were issued by the Isle of Capri Black Hawk and its wholly owned subsidiary, Isle of Capri Black Hawk Capital Corp. (collectively the "Issuers"). These notes mature on August 31, 2004 and bear interest at 13% per annum. Interest on the notes is payable semi-annually on each February 28 and August 31, commencing February 28, 1998. Contingent interest is payable on the notes, on each interest payment date, in an aggregate amount equal to 5% of the Isle of Capri Black Hawk's consolidated cash flow for the two fiscal quarters ending during the January or July immediately preceding such interest payment date. The notes are secured by a first lien on substantially all of the existing and future assets of the Issuers and are without recourse to the members of the Isle of Capri Black Hawk or their respective parents or affiliate entities.

      Effective December 31, 1996, the Board of Directors and the holders of the Company's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of Preferred Stock, $10 par value per share. The Company subsequently issued 141,490 shares of 12% cumulative preferred stock, $10 par value, in exchange for short-term notes payable to Clay County Holdings, Inc., an affiliate of the Secretary of the Company, and accrued management fees due to Aaminex Capital Corp ("Aaminex,") an affiliate of the President of the Company.
These shares are callable by the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

      During the year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires primary earnings per share ("EPS") to be replaced with basic EPS. Basic EPS is computed by dividing reported earnings available to all common shareholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Fully diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period.

      During June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These statements increase financial reporting disclosures and will have no impact on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required thereunder is included in this report as set forth in the "Index to Consolidated Financial Statements".

Index to Consolidated Financial Statements

      Reports of independent public accountants                17,18
      Consolidated balance sheets                              19
      Consolidated statements of operations                    20
      Consolidated statements of stockholders' equity          21-23
      Consolidated statements of cash flows                    24
      Notes to consolidated financial statements               25-36

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Nevada Gold & Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and subsidiaries (a Nevada corporation in the development stage) as of March 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended and the 1998 and 1997 amounts included in the cumulative amounts during the development stage (Inception -December 27, 1993). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Nevada Gold & Casinos, Inc. for the periods prior to April 1, 1996. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the periods prior to April 1, 1996, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and for the 1998 and 1997 amounts included in the cumulative amounts for the period from Inception to March 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, revenues have not been sufficient to cover the Company's operating expenses during the past several years. In addition, there have been no revenues from the Company's gaming operations to date since these activities are currently in the development stage. Management does not expect significant increases in revenues from any of its operations over the next year. The Company will require substantial additional capital to fund the continued acquisition and development of gaming and real estate properties and to cover the Company's anticipated operating deficits and debt maturities over the next several years. The Company intends to fund such capital requirements through a combination of debt and equity offerings. However, there is no assurance that these offerings will be successful or that proceeds from these offerings, if successful, will be sufficient to meet all of the Company's future cash requirements. The short term viability of the Company is dependent upon the Company's ability to raise sufficient capital to meet its cash requirements. In addition, the Company has signed an Operating Agreement with Casino America, Inc. concerning the development of a casino. However, there is no assurance that the development of a successful casino will be completed. The ownership and operation of gaming facilities are subject to extensive state and local regulations. There is no assurance that the Company will be able to comply or conduct business in accoradance with applicable regulations. The long term viability of the Company is dependent upon successful completion and operation of a casino. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do no include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Pannell Kerr Forster of Texas, P. C.
Houston, Texas
June 2, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nevada Gold & Casinos, Inc.:

We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended March 31, 1996, of Nevada Gold & Casinos, Inc. (a Nevada corporation in the development stage), and the related statements of operations and cash flows for the period from the inception of the development stage (Inception-December 27, 1993) to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nevada Gold & Casinos, Inc. for the period from Inception through March 31, 1994. Such statements are included in the cumulative inception to March 31, 1996 totals of the statements of operations and cash flows and reflect total revenues and net loss of 10 percent and 10 percent respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from Inception to March 31, 1994, included in the cumulative totals, is based solely upon the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Nevada Gold & Casinos, Inc. for the year ended March 31, 1996 and for the period from Inception to March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, revenues have not been sufficient to cover the Company's operating expenses during the past several years. In addition, there have been no revenues from the Company's gaming operations to date since these activities are currently in the predevelopment stage. Management does not expect significant increases in revenues from any of its operations over the next year. The Company will require substantial additional capital to fund the continued acquisition and development of gaming and real estate properties to cover the Company's anticipated operating deficits and debt maturities over the next several years. The Company intends to fund such capital requirements through a combination of debt and equity offerings. However, there is no assurance that these offerings will be successful or that the proceeds from these offerings, if successful, will be sufficient to meet all of the Company's future cash requirements. The short term viability of the Company is dependent upon the Company's ability to raise sufficient capital to meet its cash requirements. In addition, the Company has signed an Operating Agreement with Caesars World Inc. ("Caesars") concerning the development of a casino hotel complex. However, there is no assurance that the development of a successful casino will be completed. The ownership and operation of gaming facilities are subject to extensive state and local regulations. There is no assurance that the Company will be able to comply or conduct business in accordance with applicable regulations. The long term viability of the Company is dependent upon successful completion and operation of a casino hotel complex. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Arthur Andersen LLP
Houston, Texas
May 24, 1996

                         NEVADA GOLD & CASINOS, INC.
                         CONSOLIDATED BALANCE SHEETS
                        AS OF MARCH 31, 1998 AND 1997

                                                            1998             1997
                                                         ---------        ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ...........................   $   154,367    $    78,245
Other assets ........................................        83,211         82,408
                                                         ---------        ---------
TOTAL CURRENT ASSETS ................................       237,578        160,653


Investment in Isle of Capri Black Hawk ..............       599,828           --
Real estate and assets held for development .........     2,201,809      4,203,418
Mining properties and claims ........................       480,812        480,812
Furniture, fixtures and equipment, net of accumulated
depreciation
  of $81,677 in 1998 and $59,174 in 1997 ............        95,672        111,140
                                                        -----------    -----------
TOTAL ASSETS ........................................   $ 3,615,699    $ 4,956,023
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities ............   $    56,248    $   261,930
Accrued interest payable ............................        49,154         63,963
Short term notes payable ............................       279,591      1,504,367
Current portion of long term debt ...................        73,187        112,492
                                                        -----------    -----------
TOTAL CURRENT LIABILITIES ...........................       458,180      1,942,752
                                                        -----------    -----------
LONG-TERM DEBT
Mortgages payable, net of current portion ...........       111,023        176,632
Notes payable, net of current portion ...............       521,718         32,268
                                                        -----------    -----------
TOTAL LONG TERM DEBT ................................       632,741        208,900
                                                        -----------    -----------

OTHER LIABILITIES
Deferred gain .......................................       591,404         _
                                                        -----------    -----------
TOTAL LIABILITIES ...................................     1,682,325      2,151,652
                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares
authorized,
     141,490 and 90,100 shares outstanding at
     March 31, 1998 and 1997, respectively ..........     1,414,900        901,000
Common stock, $.12 par value, 20,000,000 shares
    authorized, 8,822,464 and 8,349,046 shares
    outstanding at March 31, 1998 and 1997,
    respectively ....................................     1,058,696      1,001,886
Additional paid in capital ..........................     7,095,896      5,956,959
Accumulated deficit prior to development stage
(12/27/93) ..........................................    (2,296,077)    (2,296,077)
Accumulated deficit during development stage ........    (5,340,041)    (2,759,397)
                                                        -----------    -----------
TOTAL STOCKHOLDERS' EQUITY ..........................     1,933,374      2,804,371
                                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY ..........................................   $ 3,615,699    $ 4,956,023
                                                        ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                         NEVADA GOLD & CASINOS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
   AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                                                                                      CUMULATIVE
                                                                                                        AMOUNTS
                                                                                                        DURING
                                                                                                      DEVELOPMENT
                                                                                                      STAGE (SINCE
                                            1998                 1997                1996               12/27/93)
                                       -----------          -----------          -----------          -----------
REVENUES
Royalty income ......................  $    15,000          $    30,000          $    60,000          $   219,000
Gain on sale-part interest
Isle of Capri Black Hawk ............      135,116                 --                   --                135,116
Other income ........................        3,096               64,004              408,113              499,265
                                       -----------          -----------          -----------          -----------
TOTAL REVENUES ......................      153,212               94,004              468,113              853,381
                                       -----------          -----------          -----------          -----------

EXPENSES
General and administrative ..........      573,777              464,226              394,557            1,702,932
Interest expense ....................      217,570              338,218              129,593              704,592
Salaries ............................      250,210              149,511               63,379              529,194
Legal and professional fees .........      644,067              652,876              397,131            1,912,018
Other ...............................       76,728              102,251               82,205              373,182
                                       -----------          -----------          -----------          -----------
TOTAL EXPENSES ......................    1,762,352            1,707,082            1,066,865            5,221,918
                                       -----------          -----------          -----------          -----------

EQUITY IN EARNINGS (LOSS) OF
 ISLE OF CAPRI BLACK HAWK ...........     (971,504)                --                   --               (971,504)
                                       -----------          -----------          -----------          -----------

NET LOSS ............................  $(2,580,644)         $(1,613,078)         $  (598,752)         $(5,340,041)
                                       ===========          ===========          ===========          ===========

PER SHARE INFORMATION
Net loss ............................  $(2,580,644)         $(1,613,078)         $  (598,752)         $(5,340,041)
Preferred stock dividends
 accumulated ........................     (146,047)             (27,030)                --               (173,077)
                                       -----------          -----------          -----------          -----------
Loss available to common
 stockholders .......................  $(2,726,691)         $(1,640,108)         $  (598,752)         $(5,513,118)
                                       ===========          ===========          ===========          ===========

Weighted average number of
 common shares outstanding ..........    8,494,093            8,219,096            8,136,788            6,927,185
                                       ===========          ===========          ===========          ===========

Net loss per common
 share-basic ........................  $      (.32)         $      (.20)         $      (.07)         $      (.80)
                                       ===========          ===========          ===========          ===========

  The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                                                                          ADDITIONAL                       TOTAL
                                    STOCK      PREFERRED STOCK        COMMON STOCK           PAID        ACCUMULATED   STOCKHOLDERS'
                                SUBSCRIPTIONS   SHARES  AMOUNT   SHARES*         AMOUNT    IN CAPITAL      DEFICIT        EQUITY
                                -------------  -------  ------  ----------    ----------  -----------    ------------  -------------

Balance at 3/31/93 ............  $                              $1,426,939    $  171,233  $ 2,559,028    $(2,296,077)  $ 434,184
Stock issued for cash .........                                    133,333        16,000       84,000                    100,000
Stock issued for
 property 12/27/93 ............                                  3,166,667       380,000      703,000                  1,083,000
Cash for stock
 subscriptions ................     295,500                                                                              295.500
Contribution of
 salaries to paid in
    Capital by officer ........                                                                 1,000                      1,000
Net loss ......................                                                                             (113,203)   (113,203)
                                -------------  -------  ------  ----------    ----------  -----------    ------------  -------------
Balance at 3/31/94 ............     295,500                      4,726,939       567,233    3,347,028     (2,409,280)  1,800,481

Stock subscriptions
 outstanding ..................    (295,500)                                                                            (295,500)
Stock issued for
 property 8/1/94 ..............                                  2,204,434       264,532      182,468                    447,000
Stock issued for cash
 4/1/94 .......................                                    390,000        46,800                                  46,800
Stock issued for cash
 4/15/94 ......................                                    392.400        47,088      541,512                    588,600
Stock issued for cash
 8/15/94 ......................                                    295,371        35,445       486,610                   522.055
Net loss ......................                                                                             (434,364)   (434,364)
                                -------------  -------  ------  ----------    ----------  -----------    ------------  -------------
Balance at 3/31/95 ............                                  8,009,144       961,098     4,557,618    (2,843,644)  2,675,072

Stock issued for cash
 2/7/96 .......................                                      2,784           334         5,930                     6,264
Stock issued associated
 with debt offering 3/31/96 ...                                      9,820         1,178        20,917                    22,095
Stock issued for
 promotional and
 employee benefits 2/8/96 .....                                      4,151           498        13,189                    13,687
Stock issued for
 accounting expenses 2/8/96 ...                                      7,472           897        24,834                    25,731


                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                                                                          ADDITIONAL                      TOTAL
                                    STOCK      PREFERRED STOCK        COMMON STOCK           PAID        ACCUMULATED   STOCKHOLDERS'
                                SUBSCRIPTIONS   SHARES  AMOUNT   SHARES*         AMOUNT    IN CAPITAL      DEFICIT        EQUITY
                                -------------  -------  ------  ----------    ----------  -----------    ------------  -------------

Additional stock issued
for property
  1/19/96 .....................                                     50,000         6,000        (6,000)
Investment banker's
option expense ................                                                                225,000                  225,000
Interest paid in stock
3/31/96 .......................                                     14,000         1,680        40,320                   42,000
Net loss ......................                                                                           (598,752)     (598,752)
                                -------------  -------  ------  ----------    ----------  -----------    ------------  -------------
Balance at 3/31/96 ............                                  8,097,371       971,685     4,881,808  (3,442,396)    2,411,097

Stock issued for cash
4/30/96 .......................                                      1,667           200         3,550                     3,750
Stock issued for
services 8/9/96 ...............                                      2,000           240         5,760                     6,000
Stock issued for
convertible debt 8/23/96 ......                                    166,667        20,000       522,966                   542,966
Stock issued for
services 8/30/96 ..............                                      8,749         1,050        27,974                    29,024
Stock issued for
interest 9/4/96 ...............                                        833           100         2,400                     2,500
Stock issued for
convertible debt 12/23/96 .....                                     33,007         3,961        95,060                    99,021
Stock issued for cash
12/23/96 ......................                                      5,000           600         6,900                     7,500
Stock issued for
services 12/31/96 .............                                      2,596           312                                     312
Stock issued for
convertible debt and
  management fee 12/31/96 ....                90,100   901,000                                                           901,000
Stock issued for
convertible debt 2/27/97 ......                                     31,917         3,830        47,238                    51,068
Consultant and
investment bankers
   option expense .............                                                                363,250                   363,250
Other, including
fractional shares .............                                       (761)          (92)           53                       (39)
Net loss ......................                                                                          (1,613,078)   (1,613,078)
                                -------------  -------  ------  ----------    ----------  -----------    ------------  -------------
Balance at 3/31/97 ............               90,100   901,000   8,349,046     1,001,886     5,956,959   (5,055,474)    2,804,371


                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                                                                          ADDITIONAL                      TOTAL
                                    STOCK      PREFERRED STOCK        COMMON STOCK           PAID        ACCUMULATED   STOCKHOLDERS'
                                SUBSCRIPTIONS   SHARES  AMOUNT   SHARES*         AMOUNT    IN CAPITAL      DEFICIT        EQUITY
                                -------------  -------  ------  ----------    ----------  -----------    ------------  -------------

Stock issued for
   compensation 10/31/97 .....                                       10,000         1,200       13,800                       15,000
Stock issued for cash ........                                      212,800        25,536      329,857                      355,393
Stock issued for
convertible debt and
management fees-12/29/97......                 51,390    513,900                                                            513,900
Stock issued for
convertible debt .............                                      206,068        24,728      292,170                      316,898
Stock issued for
services .....................                                       44,550         5,346       60,666                       66,012
Consultant option
expense ......................                                                                 442,444                      442,444
Net loss .....................                                                                             (2,580,644)   (2,580,644)


Balance at 3/31/98 ...........  $-        $ 1,414,900  $1,414,900   8,822,464  $1,058,696    7,095,896     (7,636,118)  $ 1,933,374
                                =======   ===========   =========  ==========    =========   ==========    ===========


*  Adjusted for three-for-one reverse stock split.

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996
     AND CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                                                                          CUMULATIVE
                                                                                            AMOUNTS
                                                                                             DURING
                                                                                          DEVELOPMENT
                                                                                          STAGE (SINCE
                                         1998             1997                1996          12/27/93)
                                     ------------     ------------      -------------    -------------
CASH FLOW FROM OPERATING
ACTIVITIES:
Net loss ..........................  $(2,580,644)     $(1,613,078)       $  (598,752)     $(5,340,041)
Adjustment to reconcile net
  loss to net cash
  provided (used) by
  operating activities
     Depreciation .................       26,401           26,612             14,370           72,871
     Equity in net loss of
      Isle of Capri
      Black Hawk ..................      971,504                                              971,504
     Consultant and
       investment bankers
       option expense .............      442,444          320,625               --            763,069
      Gain on sale-part
       interest Isle of
       Capri Black Hawk ...........     (135,116)            --                 --           (135,116)
       Other ......................          231                                                  231
Changes in operating assets
 and liabilities: .................                          --

     Other ........................       (2,985)          (7,619)           230,644          203,541
     Accounts payable and
      accrued liabilities .........      111,626          530,908            377,474        1,178,665
                                     -----------      -----------        -----------      -----------
NET CASH PROVIDED (USED) IN
 OPERATING ACTIVITIES .............   (1,166,539)        (742,552)            23,736       (2,285,276)
                                     -----------      -----------        -----------      -----------
CASH FLOW FROM INVESTING
ACTIVITIES:
Real estate and assets held
 for development ..................      (85,211)         (53,263)          (410,919)      (1,357,725)
Purchase of furniture,
 fixtures and equipment ...........      (19,621)            --              (23,739)         (48,659)
Proceeds from sale of part
 interest of Isle of
 Capri Black Hawk .................      833,334             --                 --            833,334
Proceeds on disposition of
 property .........................        8,866             --                 --              8,866
                                     -----------      -----------        -----------      -----------
NET CASH PROVIDED
 (USED) IN INVESTING
 ACTIVITIES .......................      737,368          (53,263)          (434,655)        (564,184)
                                     -----------      -----------        -----------      -----------
CASH FLOW FROM FINANCING
ACTIVITIES
Salaries contributed by
 officers .........................         --               --                 --              1,000
Common stock issued for
 cash, net of offering costs ......      355,392           31,250             28,359        1,376,955
Payment for fractional shares .....         --                (36)                                (36)

Proceeds from debt ................    1,179,496        2,952,751            501,407        4,765,658

Payments on debt ..................   (1,029,595)      (2,186,276)          (131,656)      (3,441,537)

Prepaid stock subscriptions .......         --               --                 --            295,500
                                     -----------      -----------        -----------      -----------
NET CASH PROVIDED BY
FINANCING

     ACTIVITIES ...................      505,293          797,689            398,110        2,997,540
                                     -----------      -----------        -----------      -----------
NET INCREASE (DECREASE) IN
CASH ..............................       76,122            1,874            (12,809)         148,080

BEGINNING CASH BALANCE ............       78,245           76,371             89,180            6,287
                                     -----------      -----------        -----------      -----------

ENDING CASH BALANCE ...............  $   154,367      $    78,245        $    76,371      $   154,367
                                     ===========      ===========        ===========      ===========

SUPPLEMENTAL CASH FLOW
INFORMATION:

CASH PAID FOR INTEREST ............  $   149,057      $   161,084        $    84,149      $   413,500
                                     ===========      ===========        ===========      ===========
CASH PAID FOR TAXES ...............         --               --                 --               --
                                     ===========      ===========        ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.  BUSINESS

      Nevada Gold was formed in 1977 under the name Pacific Gold & Uranium Corporation for the principal purpose of operating and managing mining activities, primarily in the western United States. On December 27, 1993, control of the Company changed and the Company's primary focus was redirected toward the development of gaming and real estate properties in Colorado. The Company is considered to be in the development stage since December 27, 1993. In January 1994, the Company changed its name from Pacific Gold Corporation to Nevada Gold & Casinos, Inc.

      In April 1997, the Company and Casino America, wholly owned subsidiaries, BlackHawk Gold and Casino Colorado, respectively, formed a limited liability company, the Isle of Capri Black Hawk. The limited liability company's purpose is the construction and operation of the Isle of Capri Black Hawk Casino on the Black Hawk Property. Casino America will operate the Casino under a management agreement for a fee based upon a percentage of revenues.

      The Company also owns approximately 150 acres of real property in the vicinity of Black Hawk, Colorado, and contemplates the completion of additional acquisitions by the end of July 1998. The Company intends to develop a commercial and residential real estate project on the property.

      The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company has historically relied upon equity and debt financing to fund operations. The Company's current cash forecasts indicate that there will be negative cash flows from operations for the balance of the current fiscal year. It is likely that the Company will be required to seek debt or equity financing, curtail operations, or sell assets in order to bring its cash flow into balance; however, there are currently no specific plans or commitments with respect thereto. Management's strategy is to raise additional funds through the sale of Company debt and equity securities, including those held by affiliates of the Company. In the event that such actions are required, there can be no assurances that the Company will be successful in any such effort.

       The short term viability of the Company is dependent upon the Company's ability to raise sufficient capital to meet its cash requirements. In addition, the Company and its venture partner, Casino America, are in the process of developing a casino as described above; however, there is no assurance that the development of a successful casino will be completed. The ownership and operation of gaming facilities are subject to extensive state and local regulations. There is no assurance that the Company or its partner will be able to comply or conduct business in accordance with applicable regulations. The long term viability of the Company is dependent upon successful completion and operaiton of a casino hotel complex. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH AND EQUIVALENTS. Interest bearing deposits and other investments, with original maturities of three months or less, are considered cash and cash equivalents.

      MINING PROPERTIES AND CLAIMS. As of March 31, 1998 and 1997, management believes the net realizable value of the mineral reserves is in excess of the Company's cost in the claims.

      REAL ESTATE HELD FOR DEVELOPMENT. Property held for development consists of undeveloped land located in and around Black Hawk, Colorado and Nevada County, California. The Company has capitalized certain direct costs of pre-development activities together with capitalized interest. Real estate held for development is carried at the lower of cost or net realizable value.

      IMPACT OF NEW ACCOUNTING STANDARDS. During the year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and has applied its provisions to all years presented in these financial statements. SFAS No. 128 requires primary earnings per share ("EPS") to be replaced with basic EPS. Basic EPS is computed by dividing reported earnings available to all common shareholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Fully diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period. Dilutive per share information is not presented since the effect would be antidilutive.

      During June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These statements increase financial reporting disclosures and will have no impact on the Company's financial position or results of operations.

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

      COMMON STOCK SPLIT. The Company's Board of Directors approved and declared a three-for-one reverse stock split of the Company's authorized, issued and outstanding shares of common stock, par value $.04 per share, effective September 23, 1996. Holders of the Common Stock were not entitled to cumulative voting. The stock split was accompanied by an increase in the par value of the common stock from $.04 per share to $.12 per share. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the three-for-one reverse stock split.

      LOSS PER SHARE DATA. Loss per share is based on the weighted average number of common shares outstanding during each year.

      RECLASSIFICATIONS. Certain prior-year balances have been reclassified to conform to current year presentations.

      CONSOLIDATION. These financial statements are consolidated for all wholly owned subsidiaries as of March 31, 1998 and 1997. All significant intercompany transactions and balances have been eliminated in the financial statements.

      FINANCIAL INSTRUMENTS AND CREDIT RISK. Financial instruments which potentially subject the Company to credit risk include cash and cash equivalents. Cash is deposited in demand accounts in federally insured domestic institutions and money market accounts in an independent brokerage firm. Although balances in these accounts may exceed the federally insured limits, the terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

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


3.  ISLE OF CAPRI BLACK HAWK

      On April 25, 1997, the Isle of Capri Black Hawk, a Colorado limited liability company, was formed. The Isle of Capri Black Hawk is owned by Casino Colorado, a wholly owned subsidiary of Casino America and Black Hawk Gold, a wholly owned subsidiary of Nevada Gold. The Isle of Capri Black Hawk is a development stage company and has not commenced gaming operations. The principal purpose of the Isle of Capri Black Hawk is to develop and operate a casino entertainment complex in Black Hawk, Colorado, which is anticipated to open in December 1998 or January 1999. The Company's capital contribution to the limited liability company was 4 lots within the City of Black Hawk that are zoned for gaming and adjacent totalling approximately 6.5 acres, all with a value of $7.9 million. The real estate was subject to notes payable and accrued interest of approximately $400,000 that was paid by the Isle of Capri Black Hawk. The Company's initial interest in the Isle of Capri Black Hawk was 45%.

      On August 20, 1997, the Isle of Capri Black Hawk and Isle of Capri Capital Corp., a wholly owned subsidiary of the Isle of Capri Black Hawk, that had no operations, assets or liabilities, issued $75,000,000 of 13% First Mortgage Notes due 2004, with contingent interest, in order to finance the construction and development of the Casino.

      The rights and obligations of Casino Colorado and BlackHawk Gold are governed in part by the Amended and Restated Operating Agreement of the Isle of Capri Black Hawk (the "Agreement") dated as of July 1997. The Agreement provides that the Isle of Capri Black Hawk will continue until December 31, 2096, or until such date that dissolution may occur. Pursuant to the Agreement, Casino Colorado contributed cash, land purchase rights and development costs to the Isle of Capri Black Hawk and BlackHawk Gold contributed cash and land to the Isle of Capri Black Hawk.

      On July 29, 1997, Casino Colorado, Casino America, BlackHawk Gold and Nevada Gold also entered into a Members Agreement (the "Members Agreement") which addressed the development of the Casino, management of the Isle of Capri Black Hawk, additional capital contributions, and other matters. On August 20, 1997, pursuant to the Members Agreement, Casino Colorado purchased from BlackHawk Gold a 4.2% ownership interest (the "Transferred Interest") in the Isle of Capri Black Hawk for $700,000 and BlackHawk Gold had 180 days within which to reacquire all or a portion of the Transferred Interest for $700,000 together with interest. In addition, pursuant to the Members Agreement, BlackHawk Gold had the right to sell up to an additional 4.8% ownership interest in the Isle of Capri Black Hawk to Casino Colorado (the "Put"), for up to $800,000, and to repurchase, within 180 days, any ownership interest sold pursuant to the Put, with the repurchase price being the price for which such ownership interest was sold, together with interest. Pursuant to the Put, Casino America purchased from BlackHawk Gold (i) an additional .8% interest on November 13, 1997 for $133,333 and (ii) an additional 4.0% ownership interest on February 16, 1998 for $666,667, exhausting BlackHawk Gold's right to sell any additional interest under the terms of the Put. BlackHawk Gold subsequently repurchased from Casino America Colorado a 4.0% ownership interest out of the Transferred Interest for $715,000, which includes interest. As a result, BlackHawk Gold restored its ownership interest in the Isle of Capri Black Hawk to 40%. Profits and losses of the Isle of Capri Black Hawk are allocated in proportion to ownership interests.

      The Company's 40% ownership of the Isle of Capri Black Hawk is being accounted for using the equity method of accounting. The Company's investment in the Isle of Capri Black Hawk is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. The following is a summary of condensed financial information pertaining to the Isle of Capri Black Hawk as of March 29, 1998:


                                                        (in thousands)
                                                        --------------
Current assets                                        $       1,194
Property and Equipment                                       37,597
Other assets                                                 56,503
                                                         -----------
                                                      $      95,294
                                                         ===========

Current liabilities                                   $       7,702
Long-term debt                                               75,000
Stockholders' Equity                                         12,592
                                                         -----------
                                                      $      95,294
                                                         ===========


Interest income                                       $       1,988
Interest expense                                              4,401
                                                         ===========
Net loss                                              $      (2,413)
                                                         ===========

      At March 31, 1998, BlackHawk Gold had the right to repurchase the .8% ownership interest and the 4.0% ownership interest purchased by Casino Colorado on November 13, 1997 and February 16, 1998, respectively, under the 180 day repurchase provision of the Put. The 180-day period for repurchase of the .8% ownership interest expired on May 12, 1997 and the gain resulting from the sale has been recognized in the Company's March 31, 1998 financial statements. The 180-day repurchase period on the ownership interest sold to Casino Colorado on February 16, 1998 expires on August 15, 1998 and the $591,404 gain relating to the sale has been deferred in the Company's March 31, 1998 financial statements. In the event management of BlackHawk Gold is successful in its intent to repurchase this 4.0% interest before August 15, 1998, BlackHawk Gold's ownership will be increased to 44%.

4.  REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

      GOLD MOUNTAIN DEVELOPMENT, LLC

      In September 1995, through real property exchanges and execution of a Promissory Note, the Company completed acquisition of Gold Mountain Development, LLC ("GMD"), a Colorado limited liability company, making it a wholly owned subsidiary. As a result of this acquisition, the Company owns approximately 150 acres in the vicinity of Black Hawk, Colorado. The Company also has an option to acquire an additional 18 acres from an affiliate of the Secretary of the Company for a nominal value.

      In July 1996, President Clinton signed legislation authorizing the Bureau of Land Management ("BLM") to exchange 133 separate tracts of federal public land consisting of over 300 acres near Black Hawk for two privately-owned ranches in Colorado of approximately 8,700 total acres to be preserved as a federal public wilderness area. The two ranches have been purchased by a third party and will be acquired by the BLM, which is in the final phases of reappraisal of the federal tracts and completion of a historical structures survey prior to final closing of the exchange. The Company, upon completion of the BLM acquisition and exchange of real properties and with the exercise of its option to acquire the additional 18 acres, will have approximately 170 nearly contiguous acres that management believes will be valued at approximately $3 million available for development adjacent to Black Hawk, Colorado.

      The casinos currently operating in Black Hawk employ in excess of 5,000 individuals. Because there is limited residential housing available in Black Hawk, these employees generally commute daily for distances of twenty-five miles or more each way. With the exception of existing casinos, there are also no commercial facilities in Black Hawk to provide amenities for Black Hawk residents.

      The Company intends to proceed with the development of a master-planned residential and commercial property project adjacent to Black Hawk, Colorado. Sales of pad sites may be made to assist in the funding of the project and the Company may be required to obtain a partner and complete the project as a joint venture.

      SUNRISE LAND AND MINERALS CORPORATION

      As of March 31, 1995, the Company entered into an agreement to purchase 100% of the outstanding common stock of Sunrise Land and Minerals Corporation ("SLMC") in exchange for a seller financed non-recourse note. The Company retired the short-term non-recourse note associated with the SLMC purchase on August 23, 1996, through the issuance of 166,667 restricted shares of the Company's common stock

      SLMC, organized as a Nevada corporation in September 1990, owns 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. SLMC has been inactive since its acquisition in 1995. Nevada Gold's focus on gaming and real estate development projects in Black Hawk, Colorado precluded the development and expansion of a business role for SLMC. Now that Nevada Gold's casino project has been funded and is under construction and the initial acquisition phase of its real estate development project has been completed, the Company intends to direct its attention to subsidiary operations.

      The Company intends to evaluate the highest and best use of SLMC's land. In addition to potential sales of sand, gravel, clay, and decorative rock from the property, there is also potential for real estate development on the property.

5.  MINING PROPERTIES AND CLAIMS

      Over a twenty-year period when Nevada Gold was solely a mining concern, the Company acquired approximately 2,000 acres of land in fee simple and approximately 7,000 acres of BLM mining claims in Goldfield Mining District in the state of Nevada. Effective November 1, 1996, the Company entered into a lease with Sagebrush Exploration, Inc., ("Sagebrush") to explore, develop, and mine these properties. Sagebrush has been in default of this lease since July 1997. Management is currently evaluating the potential for new leases.

      Goldfield Resources, which was originally incorporated under another name in 1995, was inactive until June 1998, when the corporation's name was changed and it was reinstated as an active corporation. The Board of Directors approved the transfer of land and BLM mining claims in the state of Nevada to Goldfield in exchange for shares of common stock of Goldfield, The redirection of Nevada Gold's business from mining to gaming and real estate development created an opportunity for the formation of a subsidiary whose sole business is the development of the mining claims, particularly at a time when the price of gold is developing an upward trend that could make gold mining economically feasible.

      Goldfield will not be directly involved in mining operations. Its business purpose will be to secure mining leases for its properties and retain royalty interests under the leases. This could permit Goldfield to benefit financially from mining operations without incurring the significant labor and machinery costs of operating mining projects. If the price of gold increases, Goldfield could be in a position to be a participant in possible mergers and acquisitions because of the size of its holdings of mining claims.

6.  SHORT TERM NOTES PAYABLE

The following notes will become due and payable on or before March 31, 1999:

                                                            1998           1997
                                                          --------       -------
Notes payable to affiliate,  bearing interest at
12%, payable on demand ...............................    $  162,791    $      0
Note  payable to director,  bearing  interest at
12%, payable on demand ...............................        76,800           0

Earnest  money  promissory  obligations, dated
10/20/95, due on 9/30/97  ............................        40,000      40,000


Notes payable to individuals, eight in the
amount of $25,000 each and three
notes in the amount of $50,000 each ..................
The notes bear interest at a rate of 12%
per annum, and mature 10/24/97, secured
by gaming lots that are owned by the
Company. Notes aggregating $150,000 have
been assigned to an affiliate of the Company .........             0     350,000

Notes payable, maturing on dates ranging
from 9/30/97 to 2/17/98, calling for
interest ranging from 12% to 18%, secured
by stock owned by an affiliate of the Company ........             0     972,904

Notes  payable to  affiliates  consisting of two
individual  notes  bearing  interest at 10%, all
payable on demand ....................................             0      79,347

Note payable to an individual, dated 12/5/95,
calling for interest of 12%,
principal and interest is due 10/3/97,
secured by patented mining claims ....................             0      25,000

Notes payable, calling for interest ranging
from 10% to 21%, principal and interest due
on demand or maturing on various dates
through 4/1/97, secured by land or furniture
and fixtures .........................................             0      27,116

Earnest money  promissory  note, dated 10/20/95,
due on 5/10/97  ......................................             0      10,000
                                                          ----------    --------

Total short-term notes payable .......................     $ 279,591  $1,504,367
                                                          ==========    ========

7.  LONG TERM DEBT

      MORTGAGES PAYABLE.

      Mortgages payable are comprised of ten mortgage notes, all secured by real property, consisting of undeveloped land in the city of Black Hawk, Colorado, or in an adjacent area in the county of Gilpin. The mortgage terms as of March 31, 1998 and 1997 are as follows:

                                                        1998         1997
                                                     ----------   ---------
Notes payable, interest at 8%, payable  in
monthly payments ranging from $177 to
$1,658, through December 2003  ..................... $ 163,899    $ 212,466

Note payable, interest at 8%, payable in
semi-annual payments of $822, through
February, 2004  ....................................     7,920        8.868
                                                     ---------    ---------

Total mortgages payable ............................   171,819      221,334

Current portion of mortgages payable ...............   (60,796)     (44,702)
                                                     ---------    ---------
Long term mortgages payable ........................ $ 111,023    $ 176,632
                                                     =========    =========

      The aggregate principal maturities on long term mortgages for the years ending March 31, are as follows:

                        1999           $  60,796
                        2000              21,206
                        2001              23,005
                        2002              24,935
                        2003              27,035
                        Thereafter        14,842
                                       ---------
                        Total           $171,819

      OTHER LONG-TERM NOTES AND CAPITAL LEASES PAYABLE.

      Long-term notes and capital leases payable as of March 31, 1998 and 1997 are as follows:

                                                           1998           1997
                                                       ----------     ----------
Capital leases for acquisition of computers,
principal and interest payments in the amounts
of  $1,345 monthly, maturity 2001  .................    $  34,109     $  41,286

Capital lease for acquisition of furniture,
principal and interest payments in the amount
of $3,138 monthly, maturity 1998 ...................            0        28,469

Note payable to individual dated 7/15/94,
calling for interest of 8%, principal
and interest payments in monthly amounts
of $2,000, maturity 9/30/97  .......................            0        30,303

Note payable dated 8/20/97, calling for
interest at the higher of 14.5% or
Casino America's highest cost of funds
plus two percentage points, maturity 8/20/2000  ....      500,000             0
                                                        ---------     ---------

Total other long term notes and capital
leases payable .....................................      534,109       100,058

Current portion of other long-term
notes and capital leases payable ...................      (12,391)      (67,790)
                                                        ---------     ---------

Other long term notes and capital
leases payable .....................................    $ 521,718     $  32,268
                                                        =========     =========

      The Company entered into capital leases for four computers and office furniture. The computer lease expires in 2001. The office furniture lease expired in 1998. Future minimum lease payments for capital leases for the years ending March 31, are as follows:

                     1999                     $ 17,978
                     2000                       16,138
                     2001                       10,758
                                              --------
                                                44,874
                     Interest and sales tax    (10,765)

                     Net Present Value        $ 34,109


8.  TAXES BASED ON INCOME

      The Company adopted SFAS No. 109, "Accounting for Income Taxes", effective April 1, 1993. Under SFAS No. 109, deferred tax liabilities are determined based on the difference between financial statement and tax bases of all assets and liabilities, measured by using the enacted statutory tax rates.

      SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards. For the years ended March 31, 1998 and 1997, the Company had net operating loss carryforwards amounting to $5,341,064 and $4,270,977 respectively. The loss carryforwards expire in the years ending March 31, as follows:


                        1999               $    63,406
                        2000                   103,298
                        2001                   340,495
                        2002                   206,292
                        2003                   310,240
                        2004                    76,101
                        2005                   348,266
                        2006                   278,648
                        2008                    12,130
                        2009                   111,926
                        2010                   425,947
                        2011                   602,051
                        2012                 1,295,568
                        2013                 1,166,696
                                         -------------
                                            $5,341,064

      The loss carryforwards are subject to certain limitations under the Internal Revenue Code. The Company has recorded a deferred tax asset in each year amounting to $1,815,962 and $1,452,132 as of March 31, 1998 and 1997,
respectively, as a result of the future tax benefit of the net operating loss carryforward, determined by applying the enacted statutory rate of 34 percent to such carryforwards. However, the Company believes that the utilization of these net operating loss carryforwards could be significantly limited due to a change in ownership in 1994. The Company also has recorded a deferred tax asset for compensation expense in connection with the issuance of stock options and for losses of its equity investment that are not currently deductible for Federal income tax purposes. Since the ability of the Company to realize the deferred tax assets is not certain, a valuation allowance has been recorded for both years in an amount equal to the deferred tax assets.

                                          MARCH 31,                   MARCH 31,
                                            1998        ACTIVITY        1997
                                        -----------    ---------    -----------
Deferred tax assets:
Net operating loss carryforwards ....   $ 1,815,962    $ 363,830    $ 1,452,132
Stock options .......................       259,443      150,431        109,012

Losses of equity investment .........        30,311      330,311              0
                                        -----------    ---------    -----------
    Total deferred tax assets .......     2,405,716      844,572      1,561,144
Valuation allowance for deferred
tax assets ..........................    (2,405,716)    (844,572)    (1,561,144)
                                        -----------    ---------    -----------
Net deferred tax assets .............   $         0    $       0    $         0
                                        ===========    =========    ===========

Reconciliations between the statutory federal income tax (benefit) rate and the Company's effective income tax (benefit) rate as a percentage of loss from operations were as follows:

                                                 YEAR ENDED MARCH 31,
                                        ----------------------------------------
                                               1998                 1997
                                        -------------------  -------------------
                                        PERCENT    DOLLARS   PERCENT    DOLLARS
                                        -------   ---------  -------   ---------
Tax benefit at statutory
 federal rate ........................   (34%)   $(877,419)   (34)    $(548,446)
Permanent differences:
    Expired NOL & other ..............     1%       32,847      1%       23,948
    Increase in valuation  allowance
     related to  current year net
     operating  loss .................    14%      363,830     26%      415,486
    Stock options ....................     6%      150,431      7%      109,012
    Equity in losses of Isle of
     Capri Black Hawk ................    13%      330,311      0             0
                                        -------   ---------  -------   ---------
Effective income tax benefit rate ....     0%    $       0      0%    $       0
                                        =======   =========  =======   =========
9.  STOCK OPTIONS AND WARRANTS

      Options granted during the year ended March 31, 1998 for investor relations totaled 529,444. Of the options granted, 150,000 options are exercisable immediately, 85,000 options are exercisable in December 2000 and 44,444 options are exercisable in December 2001. The remaining 250,000 options are exercisable upon the Company's receipt of equity offering or financing in accordance with the terms of the agreements.

      Options granted during the year ended March 31, 1997, in lieu of cash for services rendered, are as follows:

                Options issued for Compensation                   Number
                           SERVICE                              OF SHARES
           ----------------------------------------             ---------
           Management                                            33,336
           Investment Bankers                                   233,334
           Geological Consulting                                 14,209
           Financial Advisory Services                          666,667

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation expense of $442,444 and $320,625 has been recorded in 1998 and 1997, respectively, in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and SFAS No.
123 for equity awards to nonemployees.

      Information regarding the options for 1998 and 1997 is as follows:

                                                         1998        1997
                                                     ----------   ----------
        Options outstanding, beginning of year       1,127,546      184,501
        Options granted                                529,444      947,546
        Options exercised                              -             (3,334)
        Options expired or cancelled                  (680,000)      (1,167)
                                                   -----------    ----------

        Options outstanding, end of year               976,990    1,127,546
                                                   -----------    ----------

        Options exercisable, end of year               597,546    1,127,546
                                                   -----------    ----------

        Options available for grant, end of year          -           -
                                                   ===========    ==========


         Weighted average option exercise price information for 1998 and 1997 is as follows:

                                                           1998         1997
                                                         ---------     -------
              Outstanding at beginning of year             $2.19        $2.97
              Granted during the year                       2.34         2.04
              Exercised during the year                      .00         1.00
              Expired or cancelled during the year          2.25         1.00
              Outstanding at end of year                    2.21         2.19
              Exercisable at end of year                    2.06         2.19

      Significant option groups outstanding at March 31, 1998 and related weighted average price and life information is as follows:

                              Options       Options    Exercise     Remaining
             GRANT DATE     OUTSTANDING   EXERCISABLE   PRICE     LIFE (YEARS)

            April 1994        66,667      66,667          $1.50      1
            September 1995    30,000      30,000           2.25      9 months
            November 1995     70,000      70,000           4.50      8 months
            April 1996       280,879     280,879           1.54      1
            December 1997    529,444     150,000           2.34      3.2

      The weighted average fair value at date of grant for options granted during 1998 and 1997 was $1.59 and $1.70 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                   1998      1997
                                                ---------   -------
                      Expected life (years)      3.5 years  3 years
                      Interest rate              5.70%      5.41%
                      Dividend yield                -          -

      Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss would have increased to the proforma amounts indicated below:

                                                         1998         1997
                                                    -----------   -----------

                   Net loss - as reported            $2,580,644   $1,613,078
                   Net loss - proforma                2,580,644    1,925,798
                   Loss per share - as reported             .32          .20
                   Loss per share - proforma                .32          .23

      In connection with the investment banking agreement signed in October 1993, the Company issued stock options during the fiscal year ended March 31, 1995, to its investment bankers, providing for the issuance of 66,667 shares of stock, at an option price of $1.50 per share. This option was granted on April 1, 1994, and expires on April 1, 1999, and the Company issued 33,334 stock options in association with the assistance of that certain debt offering funded by the Company's investment bankers to remediate the gaming lots. The option price is $2.25 per share, and originally expired on August 1, 1997. The Company extended the maturity date on 30,000 of these options to December 31, 1998.

      During the year ending March 31, 1997, in connection with an investment banking agreement, the Company issued 233,334 stock options at an option price of $1.50, expiring April 11, 1999.

      Additionally, 14,209 stock options were issued to a Director for services related to the environmental remediation project, at an option price of $1.50, expiring April 11, 1999.

      The Company granted options to purchase 666,667 shares of common stock at $2.25 a share for financial advisory services during 1996, which were cancelled on December 9, 1997.

10. RELATED PARTY TRANSACTIONS

      In the ordinary course of business, the Company has entered into transactions with officers, directors and other related entities. The majority of such transactions include loans made or received from the related party. The following summarizes such transactions during the years ended March 31, 1998 and 1997.

      During the year ended March 31, 1998, Clay County Holdings, Inc., an affiliate of the Secretary of the Company, loaned GMD $377,900 and Paul Burkett, a director of the Company, loaned GMD $76,800. In addition, the Company paid off a working capital loan in the amount of $7,708 from ADT Resources, a wholly owned subsidiary of Aaminex Capital Corporation ("Aaminex"), an affiliate of the President.

      The Company shares office space and other office expenses with Aaminex. The Company's President is also the President of Aaminex. Under the terms of a management agreement, the Company is obligated to pay $8,333 per month to Aaminex for the full-time services of Mr. Winn. Management fees under the agreement totaled $100,000 annually during the years ended March 31, 1998 and 1997. The fees were accrued and converted to Preferred Stock of the Company until December 1997, at which time direct payment of management fees began.

      Effective December 31, 1996, the Board of Directors and the holders of the Company's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of Preferred Stock, $10 par value per share. The Company has issued 141,490 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short-term notes payable to Clay County Holdings, Inc., an affiliate of the Secretary of the Company, and accrued management fees due to Aaminex. Undeclared cumulative dividends were $173,077 and $27,030 on the preferred stock shares outstanding at March 31, 1998 and 1997, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of Nevada Gold are as follows:

NAME                          AGE         OFFICE
----                        ------        --------
H. Thomas Winn                58          Chairman of the Board, Chief Executive Officer,
                                          President, and  Chief Financial Officer of Nevada Gold
Paul J. Burkett               76          Vice-President and Director of Nevada Gold
David K. McCaleb              35          Secretary of Nevada Gold
William G. Jayroe             41          Director of Nevada Gold
Hubert T. Wen                 38          Director of Nevada Gold


      H. THOMAS WINN has served as the chairman, Chief Executive Officer, president, and a director of Nevada Gold since January 1994. Mr. Winn has served as chairman and president of Aaminex Capital Corporation since 1983. Aaminex Capital Corporation is a financial consulting and venture capital firm, involved in real estate, mining, and environmental activities.

      PAUL J. BURKETT has been a director of Nevada Gold since 1976 and has also served on the Board of Directors of Aaminex Capital Corporation since 1976. Mr. Burkett has been involved in the mining industry for over 40 years. His business for the past five years has concentrated on independent mining and real estate ventures.

      WILLIAM G. JAYROE has served as a director of Nevada Gold since 1994. Mr. Jayroe has served as president and Chief Executive Officer of Flotek Industries, Inc., whose securities are registered under Section 12 of the Securities Exchange Act.

      HUBERT T. WEN has been president of Tempest, Inc., an apartment investor, based in Houston, Texas for the past five years, and is currently an associate with the Grub & Ellis Company. Mr. Wen has extensive and diverse experience in the real estate industry, ranging from residential property investment and development to high-rise Class A commercial office building management and leasing.

      DAVID K. MCCALEB has served as Secretary of Nevada Gold since 1994. For the prior two years, he operated McCaleb & Associates, a Houston-based accounting and consulting firm. Previously, Mr. McCaleb spent five years in the banking industry. He received a Bachelor of Science degree in Finance from the University of Houston in 1991. Although employed on a full-time basis by another corporation, Mr. McCaleb remains as Secretary of the Company.

      Mr. Winn is the father-in-law of Mr. McCaleb. There is no other family relationship between any other Executive Officers and Directors.

      ELIZABETH A. WOODS joined the Company as Treasurer/Chief Financial Officer in November 1996, and was previously with Post Oak Bank in Houston for 13 years, where she served as Senior Vice President and Controller. Mrs. Woods submitted a resignation effective July 10, 1998 because of personal reasons and has no disagreements with the Company on any matter related to its operations, policies, or practices. The Company is currently interviewing potential replacements.


      Directors serve until the expiration of their term at the annual meeting of shareholders. Non-employee directors of Nevada Gold receive $500 per meeting attended and are reimbursed for reasonable travel expenses. Non-employee directors of Nevada Gold receive $250 for attending Committee Meetings. Directors who are also employees of the Company do not receive separate compensation for their services as a Director. All officers serve at the discretion of the Board of Directors.

COMMITTEES OF THE BOARD

The Board of Directors of the Company presently has the following standing committees:

      (A) AUDIT COMMITTEE, currently comprised of Messers. Jayroe and Wen. The Audit Committee is authorized to nominate the Company's independent auditors and has oversight responsibility to review the scope and results of the audit engagement. The Committee is authorized to review and assess the Company's internal controls to evaluate business risk and to ensure compliance with laws and regulations. The Audit Committee is also authorized to review financial statements to reduce the risk of material misstatements and to review the accounting principles that are used.

      (B) COMPENSATION COMMITTEE, currently comprised of Messrs. Burkett and Wen. The Compensation Committee recommends compensation levels for Executive Officers and Directors of the Company.

      (C) TECHNICAL COMMITTEE, currently comprised of Messrs. Burkett, Wen, and Winn. The Technical Committee is responsible for mining and real property activities of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

         Executive Officer and other Officers of the Company who received total annual salary and bonus for the fiscal year, ended March 31, 1998, in excess of $100,000:

SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
               ANNUAL COMPENSATION                                             COMPENSATION
               -------------------                                     --------------------------
NAME AND PRINCIPAL          FISCAL                    OTHER  ANNUAL                    ALL OTHER
  POSITION                  YEAR    SALARY(1)   BONUS    COMPENSATION(2)   OPTIONS    COMPENSATION
------------------         -------  --------   ------   ---------------  ---------    -------------
H. Thomas Winn, 1998           -        -         -           -              -              -
President                     1997      -         -           -             8,334           -
                              1996      -         -           -            10,000           -
-----------------------------------------------------------------------------------------------------

(1) Beginning in January 1994, the Company entered into a Management Agreement with Aaminex Capital Corporation ("Aaminex"), an affiliate of Mr. Winn, for Mr. Winn's services as President of the Company. From January through June 1994, the Management Agreement provided for a fee to Aaminex of $5000 per month and from July 1994 to the present, the Agreement provides for a fee of $8333 per month. Management fees were accrued and converted to Preferred Stock of the Company until December 1997, at which time payments for the management fees were paid on a monthly basis. See Item 13 "Certain relationships and related transactions."
(2) Mr. Winn did not receive perquisites or other personal benefits, securities, or property, valued in excess of 10% of the total of the reported annual salary and bonus.

WARRANTS AND OPTIONS

      No options or warrants were granted to Mr. Winn in the last fiscal year. Mr. Winn did not receive any long-term incentive awards or other benefits.

      The Company does not have any pension plans.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

----------------------------------------------------------------------------------------
                                                   NUMBER OF
                                                  UNEXERCISED            VALUE OF
                                                   SECURITIES          UNEXERCISED
                   SHARES                          UNDERLYING          IN-THE-MONEY
                  ACQUIRED                        OPTIONS/SARS         OPTIONS/SARS
     NAME       ON EXERCISE   VALUE REALIZED   AT FISCAL YEAR END   AT FISCAL YEAR END
----------------------------------------------------------------------------------------
H. Thomas Winn       0               0               18,334                $2,864.81
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of June 30, 1998 with respect to beneficial ownership of the outstanding common stock by (i) those stockholders known to the Company (whose address is shown), that are the beneficial owners of 5% or more of the Company's outstanding voting stock (ii) each Director of the Company, (iii) all named Executive Officers, and (iv) all Directors and Officers, as a group.

Name and Address of                            Number of Shares     Percent
Beneficial Owner                              Beneficially Owned    of Class
-----------------------------------          -------------------   ---------
Winstock Mining Corporation (US)                1,662,913           18.4 %
1506 - 2008 Fullerton Avenue
North Vancouver, British Columbia  V7P 3G7

H. Thomas Winn (1)                              1,528,039           16.9 %
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

David K. McCaleb (2)                            2,754,013           30.4 %
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

Paul J. Burkett (3)                               247,364            2.7 %
P.O. Box 761
Goldfield, Nevada 89013

Hubert T. Wen (4)                                 122,434            1.4 %
P.O. Box 571595
Houston, Texas 77257-1595

William G. Jayroe (5)                              32,088             .4 %
7030 Empire Central Drive
Houston, Texas 77040

Aaminex Capital Corp (1)                        1,509,705           16.7 %
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

Clay County Holdings, Inc. (2)                  2,753,012           30.4 %
3040 Post Oak Blvd., Suite 675
Houston, Texas 77056

All Directors and Officers
as a group (6 persons)                          4,720,092           52.1%

----------------------------------------------------------------------------

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

(2) Mr. McCaleb, the Secretary of the company, is also the President of Clay County Holdings, Inc. Except for 1,001 shares owned personally by Mr. McCaleb or his wife, the shares indicated are the shares held by Clay County Holdings, Inc. as set forth above in the table of Beneficial owners. Mr. McCaleb is the son-in-law of H. Thomas Winn, the President of the Company.

(3) Included in Mr. Burkett's beneficial ownership are options to purchase 18,334 shares.

(4) Included in Mr. Wen's beneficial ownership are options to purchase 5,000 shares.

(5) Included in Mr. Jayroe's beneficial ownership are options to purchase 12,084 shares.

ITEM 13.    CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

      During the year ended March 31, 1998, Clay County Holdings, an affiliate of the Secretary of the Company loaned GMD $377,900 and Paul Burkett, a director of the Company, loaned GMD $76,800. In addition, the Company paid off a working capital loan in the amount of $7,708 from ADT Resources, a wholly owned subsidiary of Aaminex Capital Corporation ("Aaminex"), an affiliate of the President.

      The Company shares office space and other office expenses with Aaminex. The Company's President is also the President of Aaminex. Under the terms of a management agreement, the Company is obligated to pay $8,333 per month to Aaminex for the full-time services of Mr. Winn. Management fees under the agreement totaled $100,000 annually during the years ended March 31, 1998 and 1997. The fees were accrued and converted to Preferred Stock of the Company until December 1997, at which time direct payment of the management fees began.

      Effective December 31, 1996, the Board of Directors and the holders of the Company's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of Preferred Stock, $10 par value per share. The Company has issued 141,490 shares of 12% cumulative preferred stock, $10 par value, which are callable by the Company. These shares were issued in exchange for short-term notes payable to Clay County Holdings, Inc., an affiliate of the Secretary of the Company, and accrued management fees due to Aaminex. Undeclared cumulative dividends were $173,077 and $27,030 on the preferred stock shares outstanding at March 31, 1998 and 1997, respectively

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)    CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

            REFERENCE - Data submitted herewith and under Item 8

       17   Reports of independent public accountants

       19   Consolidated balance sheets

       20   Consolidated statements of operations

       21   Consolidated statements of stockholders' equity

       24   Consolidated statements of cash flows

       25   Notes to consolidated financial statements

(B)    REPORTS ON FORM 8-K

       None

(C)    EXHIBITS

            *3.1  -  Articles of Incorporation
            *3.1a -  Amendment to Articles of Incorporation
            *3.2  -  By-laws
            *4.1  -  Deed of Trust
            *4.2  -  Master Secured Note
            *4.3  -  Note Participation Agreement
            *10.1 - Operating Agreement Caesar's Black Hawk, LLC. *10.2 - Operating Agreement of ICB LLC
            *10.3 -  Amended and Restated Operating Agreement of
                     Isle of Capri Black Hawk, LLC
            *10.4 -  Members Agreement
            *10.5 -  License Agreement
              27  -  Financial Data Schedule
--------------------------
* Previously filed

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

       NEVADA GOLD & CASINOS, INC.


       By: /s/ H. THOMAS WINN                                     July 14, 1998
               H. Thomas Winn, President and
                Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

       NAME & POSITION                                            DATE

       /s/ H. THOMAS WINN
           H.Thomas Winn, President and                           July 14, 1998
            Chief Financial Officer

       /s/ PAUL J. BURKETT
           Paul J. Burkett, Director                              July 14, 1998
            Vice President - Mining

       /s/ WILLIAM G. JAYROE                                      July 14, 1998
           William G. Jayroe, Director

       /s/ HUBERT T. WEN                                          July 14, 1998
           Hubert T. Wen, Director