Form 10QSB
period 1998-06-30
NEVADA GOLD & CASINOS INC
filed 1998-08-17
CIK 277058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
   Act of 1934

  For the quarter ended JUNE 30, 1998

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

                                 (713) 621-2245
                          Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      No   [ ]

As of August 14, 1998 there were 9,030,073 shares of common stock outstanding.

                       NEVADA GOLD & CASINOS, INC.
                                  INDEX


        PART I

        ITEM 1.       FINANCIAL STATEMENTS                          PAGE NO.

             Balance Sheets as of March 31 and June 30, 1998 ........   3

             Statements of Operations for the Three Months Ended
               June 30, 1998 and 1997 ...............................   4

             Statements of Cash Flows  for the Three Months Ended
               June 30, 1998 and 1997 ...............................   5

             Notes to Interim Financial Statements ..................   6

        ITEM 2

             Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................   9

        PART II

             OTHER INFORMATION

             Item 1 Through 6 .......................................  10

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,      MARCH 31,
                                                             1998           1998
                                                          ---------      ---------
                                                       (UNAUDITED)        (AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents ...........................   $    71,396    $   154,367
Other assets ........................................        83,111         83,211
                                                        -----------    -----------
TOTAL CURRENT ASSETS ................................       154,507        237,578

Investment in Isle of Capri Black Hawk ..............       218,628        599,828
Real estate and assets held for development .........     2,255,978      2,201,809
Mining properties & claims ..........................       480,812        480,812
Furniture, fixtures and equipment, net of accumulated
depreciation of $89,249 and $81,677 on June 30
and March 31,1998, respectively .....................        89,371         95,672
                                                        ===========    ===========
TOTAL ASSETS ........................................   $ 3,199,296    $ 3,615,699
                                                        ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities ............   $    32,846    $    56,248
Accrued interest payable ............................        64,010         49,154
Short term notes payable ............................       245,532        279,591
Current portion of long term debt ...................        66,894         73,187
                                                        -----------    -----------
TOTAL CURRENT LIABILITIES ...........................       409,282        458,180
                                                        -----------    -----------

LONG TERM DEBT
Mortgages payable, net of current portion ...........       123,656        111,023
Notes payable, net of current portion ...............       518,812        521,718
                                                        -----------    -----------
TOTAL LONG TERM DEBT ................................       642,468        632,741
                                                        -----------    -----------

OTHER LIABILITIES
Deferred gain .......................................       591,404        591,404
                                                        -----------    -----------
TOTAL LIABILITIES ...................................     1,643,154      1,682,325
                                                        -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares
 authorized, 121,490 and 141,490 shares
 outstanding at June 30, and March
 31, 1998, respectively .............................     1,214,900      1,414,900
Common stock, $.12 par value, 20,000,000 shares
 authorized, 9,069,489 and
 8,822,464 shares outstanding at
 June 30, and March 31, 1998, respectively ..........     1,088,339      1,058,696
Additional paid in capital ..........................     7,509,387      7,095,896
Accumulated deficit prior to development stage
 (12/27/93) .........................................    (2,296,077)    (2,296,077)
Accumulated deficit during development stage ........    (5,960,407)    (5,340,041)
                                                        -----------    -----------
TOTAL STOCKHOLDERS' EQUITY ..........................     1,556,142      1,933,374
                                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $ 3,199,296    $ 3,615,699
                                                        ===========    ===========

                                       3
  The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 CUMULATIVE
                                                                   AMOUNTS
                                    THREE MONTHS ENDED             DURING
                                          JUNE 30,               DEVELOPMENT
                                 -------------------------       STAGE (SINCE
                                    1998            1997          12/27/93)
                                 ---------      ----------    ---------------
REVENUES
Royalty income ..............   $      --       $    15,000     $   219,000
Gain on sale-part interest
  Isle of Capri Black Hawk ..          --              --           135,116

Other income ................           809             365         500,074
                                -----------     -----------     -----------

TOTAL REVENUES ..............           809          15,365         854,190
                                -----------     -----------     -----------
EXPENSES
General & administrative ....       101,594         105,412       1,804,526
Interest expense ............        20,661          65,937         725,253
Salaries ....................        66,084          51,841         595,278
Legal & professional fees ...        35,905          41,078       1,947,923
Other .......................        15,731          10,071         388,913
                                -----------     -----------     -----------
TOTAL EXPENSES ..............       239,975         274,339       5,461,893
                                -----------     -----------     -----------

EQUITY IN EARNINGS (LOSS)
 OF ISLE  OF CAPRI-BLACK
 HAWK .......................      (381,200)           --        (1,352,70)
                                -----------     -----------     -----------

NET LOSS ....................   $  (620,366)    $  (258,974)    $(5,960,407)
                                ===========     ===========     ===========

PER SHARE INFORMATION
Net loss ....................   $  (620,366)    $  (258,974)    $(5,960,407)
Preferred stock dividends
accumulated .................       (42,331)        (26,956)       (188,378)
                                -----------     -----------     -----------
Loss available to common
stockholders ................   $  (662,697)    $  (285,930)    $(6,148,785)
                                ===========     ===========     ===========

Weighted average number of
  common shares outstanding .     8,905,734       8,355,048       7,037,104
                                ===========     ===========     ===========

Net loss per common share ...   $      (.07)    $      (.03)    $      (.87)
                                ===========     ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           CUMULATIVE
                                                                             AMOUNTS
                                                 THREE MONTHS ENDED          DURING
                                                       JUNE 30,            DEVELOPMENT
                                               -------------------------   STAGE (SINCE
                                                  1998          1997         12/27/93)
                                                --------       ------     --------------
CASH FLOWS FROM OPERATING
Activities:
Net loss ...................................   $(620,366)   $  (258,974)   $(5,960,407)
Adjustments to reconcile net loss
  to net cash provided (used)
  by operating activities:

    Depreciation ...........................       7,752          6,653         80,623
    Equity in net loss of
      Isle of Capri
        Black Hawk .........................     381,200                     1,352,704
    Consultant and investment banker
       option expense ......................        --             --          763,069
    Gain on sale-part interest Isle
       of Capri Black Hawk .................        --             --         (135,116)
    Other ..................................        --             --              231
Changes in operating assets and liabilities:
    Other ..................................      (1,801)        (1,200)       201,740
    Accounts payable and accrued
      liabilities ..........................       2,697         81,325      1,181,362
                                               ---------    -----------    -----------
NET CASH USED IN OPERATING
 ACTIVITIES ................................    (230,518)      (172,196)    (2,515,794)
                                               ---------    -----------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Real estate and assets held for
development ................................     (36,668)       (25,176)    (1,394,393)
Purchase of furniture, fixtures and
equipment ..................................      (1,453)        (2,279)       (50,112)
Proceeds from sale of part interest
  of Isle of Capri Black Hawk ..............        --             --          833,334

Proceeds on disposition of property ........        --             --            8,866
                                               ---------    -----------    -----------
NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES .......................     (38,121)       (27,455)      (602,305)
                                               ---------    -----------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
    Proceeds from debt .....................     150,000        164,500      4,915,658
    Common  stock issued for cash,
      net of Offering costs ................     243,836           --        1,620,791

    Fractional shares redeemed .............        --             --              (36)
    Payments on debt .......................    (208,168)       (31,760)    (3,649,705)

    Salaries contributed by officers .......        --             --            1,000

    Prepaid stock subscription .............        --             --          295,500
                                               ---------    -----------    -----------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES ...............................     185,668        132,740      3,183,208
                                               ---------    -----------    -----------
Net increase (decrease) in cash ............     (82,971)       (66,911)        65,109
Beginning cash balance .....................     154,367         78,245          6,287
                                               ---------    -----------    -----------
Ending cash balance ........................   $  71,396    $    11,334    $    71,396
                                               =========    ===========    ===========

SUPPLEMENTAL INFORMATION:
    Cash paid for interest .................   $   4,561    $    14,604    $   418,061
                                               =========    ===========    ===========
    Cash paid for taxes ....................   $    --      $      --      $      --
                                               =========    ===========    ===========


  The accompanying notes are an integral part of these financial statements.

                         NEVADA GOLD & CASINOS, INC.
                                JUNE 30, 1998
                    NOTES TO INTERIM FINANCIAL STATEMENTS

ITEM 1.

BUSINESS

      Nevada Gold & Casinos, Inc. ("Nevada Gold" or the "Company") was formed in 1977 under the name Pacific Gold & Uranium Corporation for the principal purpose of operating and managing mining activities, primarily in the western United States. On December 27, 1993, control of the Company changed and the Company's primary focus was redirected toward the development of gaming and real estate properties in Colorado. The Company is considered to be in the development stage since December 27, 1993. In January 1994, the Company changed its name from Pacific Gold Corporation to Nevada Gold & Casinos, Inc.

      In April 1997, the Company and Casino America, Inc. ("Casino America") through wholly owned subsidiaries, BlackHawk Gold Ltd. ("BlackHawk Gold") and Casino Colorado of Colorado, Inc. ("Casino Colorado"), respectively, formed a limited liability company, the Isle of Capri Black Hawk. The limited liability company's purpose is the construction and operation of the Isle of Capri Black Hawk Casino (the "Casino") on the Black Hawk Property. Casino America will operate the Casino under a management agreement for a fee based upon a percentage of revenues.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended June 30, 1998 and 1997, (b) the financial position as of June 30, 1998, and (c) the cash flows for the three month period ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of March 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K.

3.  ISLE OF CAPRI BLACK HAWK

      On April 25, 1997, the Isle of Capri Black Hawk, a Colorado limited liability company, was formed. The Isle of Capri Black Hawk is owned by Casino Colorado, a wholly owned subsidiary of Casino America and Black Hawk Gold, a wholly owned subsidiary of Nevada Gold. The Isle of Capri Black Hawk is a development stage company and has not commenced gaming operations. The principal purpose of the Isle of Capri Black Hawk is to develop and operate a casino entertainment complex in Black Hawk, Colorado, which is anticipated to open in December 1998 or January 1999. The Company's capital contribution to the limited liability company was 4 lots within the City of Black Hawk that are zoned for gaming and adjacent totaling approximately 6.5 acres, all with a value of $7.9 million. The real estate was subject to notes payable and accrued interest of approximately $400,000 that was paid by the Isle of Capri Black Hawk. The Company's initial interest in the Isle of Capri Black Hawk was 45%.

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

                                              (in thousands)
                                             ---------------
Current assets ..........................        $  1,194
Property and Equipment ..................          37,597
Other assets ............................          56,503
                                                 --------
                                                 $ 95,294
                                                 ========

Current liabilities .....................        $  7,702
Long-term debt ..........................          75,000
Stockholders' Equity ....................          12,592
                                                 --------
                                                 $ 95,294
                                                 ========


Interest income .........................        $  1,988
Interest expense ........................           4,401
                                                 ========
Net loss ................................        $ (2,413)
                                                 ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions of the Company's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining thereto, appearing elsewhere in this Form 10-QSB. Management is of the opinion that inflation and changing prices will have little, if any, effect on the Company's financial position or results of operations.

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

      The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company has historically relied upon equity and debt financing to fund operations. The Company's current cash forecasts indicate that there will be negative cash flows from operations for the next 12-month period. It is likely that the Company will be required to seek debt or equity financing, curtail operations, or sell assets in order to bring its cash flow into balance; however, there are currently no specific plans or commitments with respect thereto. Management's strategy is to raise additional funds through the sale of Company debt and equity securities, including those held by affiliates of the Company. In the event that such actions are required, there can be no assurances that the Company will be successful in any such effort.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

      Revenues decreased $14,556 for the three months ended June 30, 1998 compared to the same period in the prior year. The prior year included $15,000 royalty income under the terms of the Sagebrush Exploration rental agreement, which has subsequently been terminated due to default in payments.

      General and administrative expenses increased $3,818 for the three months ended June 30, 1998 compared to the same period in the prior year. The increase is attributable to an increase in office rent and tax increases due to additional employees.

      Interest expense decreased $45,276 for the three months ended June 30, 1998 as compared to the same period last year. The prior year included interest on short terms notes and interest on accrued expenses related to the management agreement with Aaminex.

      Salaries increased $14,243 for the three months ended June 30, 1998 as compared to the same period last year, due to the hiring of additional personnel to handle accounting, legal and other functions previously performed by consultants and outside professionals.

      Legal and professional fees decreased $5,173 including a decrease of $8,835 in legal and professional fees, partially offset by an increase of $4,000 in consulting fees.

      Other expenses increased $5,660, resulting from increases in general insurance expenses, printing expenses, and professional development.

      Although total expenses decreased $34,364 for the first three months ended June 30, 1998 as compared to the same period last year, the Company's net loss for the period increased $361,392 partially attributable to a loss of $381,200 in equity in the Isle of Capri Black Hawk, a development stage project.

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


         NEVADA GOLD & CASINOS, INC.



         By: /s/ H. THOMAS WINN
                 President and Chief Financial Officer


DATE: August 12, 1998