Form 10QSB
period 1998-09-30
NEVADA GOLD & CASINOS INC
filed 1998-11-13
CIK 277058

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                                Exchange Act of 1934

     For the quarter ended SEPTEMBER 30, 1998
                           -------------------

     Commission file number 0-8927
                            ------

                            NEVADA GOLD & CASINOS, INC.
                            ---------------------------
                (Exact name of registrant as specified in its charter)

                 Nevada                                   88-0142032
          ---------------------                    -----------------------
        (State or other jurisdiction                   (IRS Employer
             of incorporation)                      Identification Number)


             3040 Post Oak Blvd. Suite 675, Houston, Texas  77056
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                   (713) 621-2245
                                   --------------
                            Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----        -----

As of October 31, 1998 there were 9,445,592 shares of common stock outstanding.

                            NEVADA GOLD & CASINOS, INC.
                                       INDEX


PART I


ITEM 1.   FINANCIAL STATEMENTS                                               Page No.
                                                                             --------
          Balance Sheets as of September 30 and March 31, 1998                      3

          Statements of Operations for the Three Months Ended
              September 30, 1998 and  1997                                          4

          Statements of Operations for the Six Months Ended
              September 30, 1998 and 1997                                           5

          Statements of Cash Flows  for the Six Months Ended
               September 30, 1998 and  1997                                         6

          Notes to Interim Financial Statements                                     7

ITEM 2.

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations                         10

PART II

          OTHER INFORMATION

          Item 1 Through 6                                                         11

                            NEVADA GOLD & CASINOS, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,    March 31,
                                                                                        1998           1998
                                                                                   -------------  -------------
                                                                                     (Unaudited)    (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                             $  70,449     $  154,367
Other assets                                                                            288,630         83,211
                                                                                   -------------  -------------
TOTAL CURRENT ASSETS                                                                    359,079        237,578

Investment in Isle of Capri Black Hawk                                                  331,223        599,828
Real estate and assets held for development                                           2,119,611      2,201,809
Note Receivable                                                                         497,240
Mining properties & claims                                                              480,812        480,812
Furniture, fixtures and equipment, net of accumulated depreciation
  of $97,499 and $81,677 on September 30, and March 31,1998, respectively               108,075         95,672
                                                                                   -------------  -------------
TOTAL ASSETS                                                                       $  3,896,040   $  3,615,699
                                                                                   -------------  -------------
                                                                                   -------------  -------------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                              $  75,375      $  56,248
Accrued interest payable                                                                 87,969         49,154
Short term notes payable                                                              1,366,667        279,591
Current portion of long term debt                                                        51,182         73,187
                                                                                   -------------  -------------
TOTAL CURRENT LIABILITIES                                                             1,581,193        458,180
                                                                                   -------------  -------------
LONG TERM DEBT
Mortgages payable, net of current portion                                                32,594        111,023
Notes payable, net of current portion                                                   515,804        521,718
                                                                                   -------------  -------------
TOTAL LONG TERM DEBT                                                                    548,398        632,741
                                                                                   -------------  -------------
OTHER LIABILITIES
Deferred gain                                                                                 0        591,404
                                                                                   -------------  -------------
TOTAL LIABILITIES                                                                     2,129,591      1,682,325
                                                                                   -------------  -------------
STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 121,490 and
      141,490 shares outstanding at September 30, and March 31, 1998,
      respectively                                                                    1,214,900      1,414,900
Common stock, $.12 par value, 20,000,000 shares authorized, 9,208,573 and
      8,822,464 shares outstanding at September 30, and March 31, 1998,
      respectively                                                                    1,105,029      1,058,696
Additional paid in capital                                                            7,665,240      7,095,896
Accumulated deficit prior to development stage (12/27/93)                            (2,296,077)    (2,296,077)
Accumulated deficit during development stage                                         (5,922,643)    (5,340,041)
                                                                                   -------------  -------------
TOTAL STOCKHOLDERS' EQUITY                                                            1,766,449      1,933,374
                                                                                   -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                                         $  3,896,040   $  3,615,699
                                                                                   -------------  -------------
                                                                                   -------------  -------------

     The accompanying notes are an integral part of these financial statements.

                            NEVADA GOLD & CASINOS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                            Three Months Ended
                                                               September 30,
                                                       ----------------------------
                                                             1998           1997
                                                       -------------   ------------
REVENUES
Royalty income                                           $  4,000      $   -
Gain on sale-part interest Isle of Capri
    Black Hawk                                            147,851          -
Other income                                              206,199        540,754
                                                       -------------   ------------
TOTAL REVENUES                                            358,050        540,754
                                                       -------------   ------------
EXPENSES
General & administrative                                  103,750        215,465
Interest expense                                           79,234         46,290
Salaries                                                   65,319         59,378
Legal & professional fees                                 113,017         79,032
Other                                                      15,114         10,392
                                                       -------------   ------------
TOTAL EXPENSES                                            376,434        410,557
                                                       -------------   ------------
EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI-
    BLACK HAWK                                             56,148          -
                                                       -------------   ------------
NET INCOME (LOSS)                                       $  37,764       $130,197
                                                       -------------   ------------
                                                       -------------   ------------
PER SHARE INFORMATION
Net Income (Loss)                                       $  37,764     $  130,197
Preferred stock dividends accumulated                     (36,347)       (26,956)
                                                       -------------   ------------
Income (Loss) available to common stockholders           $  1,417     $  103,961
                                                       -------------   ------------
                                                       -------------   ------------
Weighted average number of common
    Shares outstanding                                  9,076,387      8,453,689
                                                       -------------   ------------
                                                       -------------   ------------
Net income per common share                               $  (.00)        $  .01
                                                       -------------   ------------
                                                       -------------   ------------

      The accompanying notes are an integral part of these financial statements.

                            NEVADA GOLD & CASINOS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                            Six Months Ended
                                                              September 30,       Cumulative Amounts
                                                         ----------------------   During Development
                                                          1998           1997    Stage (Since 12/27/93)
                                                        ----------   ----------  ----------------------
REVENUES
Royalty income                                           $  4,000      $  15,000       $  223,000
Gain on sale-part interest Isle of Capri
    Black Hawk                                            147,851           -             282,967
Other income                                              207,008        541,119          706,273
                                                        ------------   ------------    ------------
TOTAL REVENUES                                            358,859        556,119        1,212,240
                                                        ------------   ------------    ------------
EXPENSES
General & administrative                                  205,344        320,877        1,903,652
Interest expense                                           99,895        112,228          804,487
Salaries                                                  131,402        111,219          660,597
Legal & professional fees                                 148,922        120,110        2,060,939
Other                                                      30,845         20,463          408,653
                                                        ------------   ------------    ------------
                                                          616,409
TOTAL EXPENSES                                                           684,896        5,838,328
                                                        ------------   ------------    ------------
EQUITY IN EARNINGS (loss) OF ISLE OF CAPRI-
    BLACK HAWK                                           (325,052)             -       (1,296,556)
                                                        ------------   ------------    ------------
NET INCOME (Loss)                                       $(582,601)      (128,777) $    (5,922,643)
                                                        ------------   ------------    ------------
                                                        ------------   ------------    ------------
PER SHARE INFORMATION
Net Income (Loss)                                       $(582,601)      (128,777) $    (5,922,643)
Preferred stock dividends accumulated                      78,678         53,912         (224,725)
                                                        ------------   ------------    ------------
Income (Loss) available to common stockholders          $(661,279)      (182,689) $    (6,148,785)
                                                        ------------   ------------    ------------
                                                        ------------   ------------    ------------
Weighted average number of common
    Shares outstanding                                  9,076,387      8,404,638        7,046,585
                                                        ------------   ------------    ------------
                                                        ------------   ------------    ------------
Net income per common share                             $    (.07)          (.02)       $    (.87)
                                                        ------------   ------------    ------------
                                                        ------------   ------------    ------------

     The accompanying notes are an integral part of these financial statements.

                            NEVADA GOLD & CASINOS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                           Six Months Ended
                                                              September 30,         Cumulative Amounts
                                                      --------------------------    During Development
                                                          1998           1997      Stage (Since 12/27/93)
                                                      ------------  ------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $  (582,601)   $  (128,777)     $  (5,922,642)
Adjustments to reconcile net loss to net cash
    Provided (used) by operating activities:
    Depreciation                                           15,822         13,306             88,693
    Equity in net loss of Isle of Capri
        Black Hawk                                        268,605                         1,240,109
    Consultant and investment banker
        option expense                                     27,444          -                790,513
    Gain on sale-part interest Isle of
        Capri Black Hawk                                 (147,851)         -               (282,967)
    Other                                                   -              -                    231
Changes in operating assets and liabilities:
    Other                                                (655,536)          (700)          (451,995)
    Accounts payable and accrued liabilities               69,185        (31,902)         1,247,850
                                                        ------------   ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                  (1,004,932)      (148,073)        (3,290,208)
                                                        ------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate and assets held for development              (497,104)       (45,532)        (1,854,829)
Purchase of furniture, fixtures and equipment              (3,227)        (6,827)           (51,886)
Proceeds from sale of part interest of Isle of
    Capri Black Hawk                                        -              -                833,334
Proceeds on disposition of property                                      168,249              8,866
                                                        ------------   ------------    ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES         (500,331)       115,890         (1,064,515)
                                                        ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                  1,416,667        773,795          6,182,325
    Common  stock issued for cash, net of
        Offering costs                                    412,628        135,000          1,789,583
    Fractional shares redeemed                              -              -                   (36)
    Payments on debt                                     (407,950)      (906,326)        (3,849,487)
    Salaries contributed by officers                        -              -                  1,000
    Prepaid stock subscription                              -              -                295,500
                                                        ------------   ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,421,345          2,469          4,418,885
                                                        ------------   ------------    ------------
Net increase (decrease) in cash                           (83,918)       (29,714)            64,162
Beginning cash balance                                    154,367         78,245              6,287
                                                        ------------   ------------    ------------
Ending cash balance                                     $  70,449      $  48,531          $  70,449
                                                        ------------   ------------    ------------
                                                        ------------   ------------    ------------
SUPPLEMENTAL INFORMATION:
    Cash paid for interest                              $  59,525      $  88,231         $  473,025
                                                        ------------   ------------    ------------
                                                        ------------   ------------    ------------
    Cash paid for taxes                                 $   -          $   -             $     -
                                                        ------------   ------------    ------------
                                                        ------------   ------------    ------------

     The accompanying notes are an integral part of these financial statements.

                            NEVADA GOLD & CASINOS, INC.
                                 SEPTEMBER 30, 1998
                       NOTES TO INTERIM FINANCIAL STATEMENTS


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

     In April 1997, the Company and Isle of Capri Casinos, Inc. ("Isle of Capri Casinos"), formerly Casino America, Inc. ("Casino America") through wholly owned subsidiaries, BlackHawk Gold Ltd. ("BlackHawk Gold") and Casino Colorado of Colorado, Inc. ("Casino Colorado"), respectively, formed a limited liability company, the Isle of Capri Black Hawk. The limited liability company's purpose is the construction and operation of the Isle of Capri Black Hawk Casino (the "Casino") on the Black Hawk Property. Casino America will operate the Casino under a management agreement for a fee based upon a percentage of revenues.

     The Company also owns approximately 150 acres of real property in the vicinity of Black Hawk, Colorado, and completed additional acquisitions in July 1998. The Company intends to develop a commercial and residential real estate project on the property.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 30, 1998 and 1997, (b) the results of operations for the six months ended September 30, 1998 and 1997,
(c) the financial position as of September 30, 1998, and (d) the cash flows for the six month period ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of September 30, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K.

3.  ISLE OF CAPRI BLACK HAWK

     On April 25, 1997, the Isle of Capri Black Hawk, a Colorado limited liability company, was formed. The Isle of Capri Black Hawk is owned by Casino Colorado, a wholly owned subsidiary of Isle of Capri Casinos and Black Hawk Gold, a wholly owned subsidiary of Nevada Gold. The Isle of Capri Black Hawk is a development stage company and has not commenced gaming operations. The principal

                            NEVADA GOLD & CASINOS, INC.
                                 SEPTEMBER 30, 1998
                       NOTES TO INTERIM FINANCIAL STATEMENTS

purpose of the Isle of Capri Black Hawk is to develop and operate a casino entertainment complex in Black Hawk, Colorado, which is anticipated to open in December 1998 or January 1999. The Company's capital contribution to the limited liability company was 4 lots within the City of Black Hawk that are zoned for gaming and adjacent land totaling approximately 6.5 acres, all with a value of $7.9 million. The real estate was subject to notes payable and accrued interest of approximately $400,000 that was paid by the Isle of Capri Black Hawk. The Company's initial interest in the Isle of Capri Black Hawk was 45%.

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

     On July 29, 1997, Casino Colorado, Casino America, BlackHawk Gold and Nevada Gold also entered into a Members Agreement (the "Members Agreement") which addressed the development of the Casino, management of the Isle of Capri Black Hawk, additional capital contributions, and other matters. On August 20, 1997, pursuant to the Members Agreement, Casino Colorado purchased from BlackHawk Gold a 4.2% ownership interest (the "Transferred Interest") in the Isle of Capri Black Hawk for $700,000 and BlackHawk Gold had 180 days within which to reacquire all or a portion of the Transferred Interest for $700,000 together with interest. In addition, pursuant to the Members Agreement, BlackHawk Gold had the right to sell up to an additional 4.8% ownership interest in the Isle of Capri Black Hawk to Casino Colorado (the "Put"), for up to $800,000, and to repurchase, within 180 days, any ownership interest sold pursuant to the Put, with the repurchase price being the price for which such ownership interest was sold, together with interest. Pursuant to the Put, Casino America purchased from BlackHawk Gold (i) an additional
 .8% interest on November 13, 1997 for $133,333 and (ii) an additional 4.0% ownership interest on February 16, 1998 for $666,667, exhausting BlackHawk Gold's right to sell any additional interest under the terms of the Put. BlackHawk Gold subsequently repurchased from Casino America Colorado a 4.0% ownership interest out of the Transferred Interest for $715,000, which includes interest. As a result, BlackHawk Gold then restored its ownership interest in the Isle of Capri Black Hawk to 40%. BlackHawk Gold was successful in repurchasing a 3.0% interest in August, 1998, and BlackHawk Gold's ownership was increased to 43%. Profits and losses of the Isle of Capri Black Hawk are allocated in proportion to ownership interests.

     As of March 31, 1998, BlackHawk Gold had the right to repurchase the .8% ownership interest and the 4.0% ownership interest purchased by Casino Colorado on November 13, 1997 and February 16, 1998, respectively, under the 180 day repurchase provision of the Put. The 180-day period for repurchase of the .8% ownership interest expired on May 12, 1997 and the gain resulting from the sale has been recognized in the Company's March 31, 1998 financial statements. The 180-day repurchase period on the ownership interest sold to Casino Colorado on February 16, 1998 expired on August 15,

                            NEVADA GOLD & CASINOS, INC.
                                 SEPTEMBER 30, 1998
                       NOTES TO INTERIM FINANCIAL STATEMENTS



1998 and the $591,404 gain relating to the sale has been deferred in the Company's March 31, 1998 financial statements.


     The Company's ownership in the Isle of Capri Black Hawk is being accounted for using the equity method of accounting. The Company's investment in the Isle of Capri Black Hawk is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. The following is a summary of condensed financial information pertaining to the Isle of Capri Black Hawk as of September 30, 1998:

                                                       (in
                                                       thousands)
                                                       ----------
Current assets                                         $      934
Property and Equipment                                     65,385
Other assets                                               30,149
                                                       ----------
                                                       $   96,468
                                                       ----------
                                                       ----------
Current liabilities                                    $    8,436
Long-term debt                                             76,218
Stockholders' Equity                                       11,814
                                                       ----------
                                                       $   96,468
                                                       ----------
                                                       ----------
Interest income                                        $      686
Interest expense                                           (1,845)
                                                       ----------
Net loss                                               $   (1,159)
                                                       ----------
                                                       ----------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues decreased $182,700 for the three months ended September 30, 1998 compared to the same period in the prior year. The prior year included $543,418 gain recorded on the sale of the Isle of Capri Black Hawk. The current quarter includes a $197,304 gain recorded on the BLM exchange.

     General and administrative expenses decreased $111,715 for the three months ended September 30, 1998 compared to the same period in the prior year. The decrease is attributable to a decrease in commissions and land maintenance fees.

     Interest expense increased $33,000 for the three months ended September 30, 1998 as compared to the same period last year. The current year includes interest paid on the repurchase of the 3% interest in Isle of Capri Black Hawk under the Put.

     Legal and professional fees increased $34,000. The increase is attributed to the amortization of the cost of 100,000 shares of common stock issued for consulting services in December 1997 for services extending over a 36 month period.

     Other expenses increased $5,000, resulting from increases in insurance, printing and postage.

     LIQUIDITY

     The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. The Company has historically relied upon equity and debt financing to fund operations. The Company's current cash forecasts indicate that there will be negative cash flows from operations for the balance of the current fiscal year. It is likely that the Company will be required to seek debt or equity financing or sell assets in order to brings its cash flow into balance; however, there are currently no specific plans or commitments with respect thereto. Management's strategy is to raise additional funds through the sale of Company debt and equity securities, including those held by affiliates of the Company. In the event that such actions are required, there can be no assurance that the Company will be successful in any such efforts.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES.

     The following stock issuances occurred between April 1 and September 30, 1998. Each issuance was exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in the offering and no commissions were paid.

     The Company issued 312,192 shares of Common Stock to 14 investors for an aggregate purchase price of approximately $601,928.

     The Company issued 6,667 shares of Common Stock to an employee in lieu of compensation.

     The Company issued 10,000 shares of stock to one individual as part of an asset exchange valued at $25,000.

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

     NEVADA GOLD & CASINOS, INC.

     By:/s/ H. Thomas Winn
        -------------------
        President and Chief Financial Officer

Date:     November 13, 1998
----