Form 10-Q
period 1998-12-31
NEVADA GOLD & CASINOS INC
filed 1999-02-16
CIK 277058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            Quarterly report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                     For the quarter ended DECEMBER 31, 1998

                          Commission file number 0-8927

                           NEVADA GOLD & CASINOS, INC.
             (Exact name of Registrant as specified in its charter)

                     NEVADA                            88-0142032
            (State or other jurisdiction              (IRS Employer
               of incorporation)                   Identification Number)

              3040 POST OAK BLVD. SUITE 675, HOUSTON, TEXAS, 77056
                    (Address of principal executive offices)

                                 (713) 621-2245
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

      Yes [ ]    No [X]

     As of January 31, 1999, there were 9,634,654 shares of common stock outstanding.

                           NEVADA GOLD & CASINOS, INC.
                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of December 31, 1998, and March 31, 1998          3

         Statements of Operations for the Three Months Ended
              December 31, 1998, and 1997                                    4

         Statements of Operations for the Nine Months Ended
              December 31, 1998, and 1997                                    5

         Statements of Cash Flows for the Nine Months Ended
              December 31, 1998, and 1997                                    6

         Notes to Interim Financial Statements                               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10

PART II

      OTHER INFORMATION

         Items 1 through 6                                                  13

PART I
ITEM 1.     FINANCIAL STATEMENTS
                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,          March 31,
                                                                                                      1998                 1998
                                                                                                   -----------          -----------
                                                                                                   (Unaudited)           (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents ................................................................         $    89,237          $   154,367
Other assets .............................................................................             277,409               83,211
                                                                                                   -----------          -----------
TOTAL CURRENT ASSETS .....................................................................             366,646              237,578
                                                                                                   -----------          -----------
Investment in Isle of Capri Black Hawk ...................................................             212,514              599,828
Real estate and assets held for development ..............................................           2,045,128            2,201,809
Note Receivable from affiliate ...........................................................             837,101
Investment in Goldfield Resources ........................................................             480,812              480,812
Investment in RCI ........................................................................              73,500
Furniture, fixtures and equipment, net of accumulated depreciation
  of $106,512 and $81,677 on December 31, and March 31,1998, respectively ................              99,495               95,672
                                                                                                   ===========          ===========
TOTAL ASSETS .............................................................................         $ 4,115,196          $ 3,615,699
                                                                                                   ===========          ===========
LIABILITIES & STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities .................................................         $    55,405          $    56,248
Accrued interest payable .................................................................             106,918               49,154
Short term notes payable .................................................................           1,135,000              279,591
Current portion of long term debt ........................................................              35,908               73,187
                                                                                                   -----------          -----------
TOTAL CURRENT LIABILITIES ................................................................           1,333,231              458,180
                                                                                                   -----------          -----------
LONG TERM DEBT
Mortgages payable, net of current portion ................................................              38,430              111,023
Notes payable, net of current portion ....................................................             514,442              521,718
                                                                                                   -----------          -----------
TOTAL LONG TERM DEBT .....................................................................             552,872              632,741
                                                                                                   -----------          -----------
OTHER LIABILITIES
Deferred gain ............................................................................                   0              591,404
                                                                                                   -----------          -----------
TOTAL LIABILITIES ........................................................................           1,886,103            1,682,325
                                                                                                   -----------          -----------
STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 121,490 and 141,490
  shares outstanding at December 31, and March 31, 1998, respectively ....................           1,214,900            1,414,900
Common stock, $.12 par value, 20,000,000 shares authorized, 9,628,251 and
   8,822,464 shares outstanding at December 31, and March 31, 1998, respectively .........           1,155,390            1,058,696
Additional paid in capital ...............................................................           8,529,764            7,095,896
Accumulated deficit prior to development stage (12/27/93) ................................          (2,296,077)          (2,296,077)
Accumulated deficit during development stage .............................................          (6,374,884)          (5,340,041)
                                                                                                   -----------          -----------
TOTAL STOCKHOLDERS' EQUITY ...............................................................           2,229,093            1,933,374
                                                                                                   -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................         $ 4,115,196          $ 3,615,699
                                                                                                   ===========          ===========

The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                          December 31
                                                  -----------------------------
                                                      1998              1997
                                                  -----------       -----------
REVENUES
Royalty income .............................      $     6,000       $      --
Gain on sale-part interest Isle of Capri
  Black Hawk ...............................             --                --
Other income ...............................           25,317           107,045
                                                  -----------       -----------
TOTAL REVENUES .............................           31,317           107,045
                                                  -----------       -----------
EXPENSES
General & administrative ...................          106,061           115,286
Interest expense ...........................           54,587            28,288
Salaries ...................................           93,722            80,292
Legal & professional fees ..................           94,288            32,899
Other ......................................           16,193            18,058
                                                  -----------       -----------
TOTAL EXPENSES .............................          364,851           274,823
                                                  -----------       -----------
EQUITY IN EARNINGS (LOSS) OF ISLE
 OF CAPRI-
  BLACK HAWK ...............................         (118,709)         (590,000)
                                                  -----------       -----------
NET INCOME (LOSS) ..........................      $  (452,243)      $  (757,778)
                                                  ===========       ===========
PER SHARE INFORMATION
Net Income (Loss) ..........................      $  (452,243)      $  (757,778)
Preferred stock dividends
accumulated ................................          (36,747)          (42,795)
                                                  -----------       -----------
Income (Loss) available to common
stockholders ...............................      $  (488,990)      $  (800,573)
                                                  ===========       ===========
Weighted average number of common
  Shares outstanding .......................        9,444,608         8,506,888
                                                  ===========       ===========
Net income per common share ................      $      (.05)      $      (.09)
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                            December 31             Cumulative Amounts
                                                   ----------------------------     During Development
                                                       1998             1997       Stage (Since 12/27/93)
                                                   -----------      -----------    ----------------------
REVENUES
Royalty income ...............................     $    10,000      $    15,000        $   229,000
Gain on sale-part interest Isle of Capri
  Black Hawk .................................         147,851             --              282,967
Other income .................................         232,325          648,164            731,591
                                                   -----------      -----------        -----------
TOTAL REVENUES ...............................         390,176          663,164          1,243,558
                                                   -----------      -----------        -----------
EXPENSES
General & administrative .....................         311,404          436,163          2,014,298
Interest expense .............................         154,482          140,516            859,074
Salaries .....................................         225,125          191,511            754,319
Legal & professional fees ....................         243,210          153,008          2,155,228
Other ........................................          47,039           38,520            420,260
                                                   -----------      -----------        -----------
TOTAL EXPENSES ...............................         981,260          959,718          6,203,179
                                                   -----------      -----------        -----------
EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI-
  BLACK HAWK .................................        (443,761)        (590,000)        (1,415,265)
                                                   -----------      -----------        -----------
NET INCOME (LOSS) ............................     $(1,034,845)     $  (886,554)       $(6,374,886)
                                                   ===========      ===========        ===========
PER SHARE INFORMATION
Net Income (Loss) ............................     $(1,034,845)     $  (886,554)       $(6,374,886)
Preferred stock dividends accumulated ........        (115,425)         (96,707)          (261,472)
                                                   -----------      -----------        -----------
Income (Loss) available to common stockholders     $(1,150,270)     $  (983,261)       $(6,636,358)
                                                   ===========      ===========        ===========
Weighted average number of common
  Shares outstanding .........................       9,444,608        8,438,845          7,067,042
                                                   ===========      ===========        ===========
Net income per common share ..................     $      (.12)     $      (.12)       $      (.94)
                                                   ===========      ===========        ===========

The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              December 31            Cumulative Amounts
                                                     ----------------------------    During Development
                                                         1998             1997      Stage (Since 12/27/93)
                                                     -----------      -----------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................     $(1,034,845)     $(886,554)        $(6,374,886)
Adjustments to reconcile net loss to net cash
  Provided (used) by operating activities:
  Depreciation .................................          24,835         18,697              97,706
  Equity in net loss of Isle of Capri
     Black Hawk ................................         443,761        590,000           1,415,265
  Consultant and investment banker
     option expense ............................          78,445           --               852,515
  Gain on sale-part interest Isle of
     Capri Black Hawk ..........................        (147,851)          --              (282,967)
     Other .....................................            --             --                   231
Changes in operating assets and liabilities:
  Other ........................................        (811,382)        (2,129)           (616,417)
  Accounts payable and accrued liabilities .....          79,764         43,998           1,256,004
                                                     -----------      ---------         -----------
NET CASH USED IN OPERATING ACTIVITIES ..........      (1,367,273)      (235,988)         (3,652,549)
                                                     -----------      ---------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate and assets held for development ....        (556,301)       (46,532)         (1,914,026)
Purchase of furniture, fixtures and equipment ..          (3,659)       (17,530)            (52,318)
Proceeds from sale of part interest of Isle of
  Capri Black Hawk .............................            --             --               833,334
Proceeds on disposition of property ............            --          195,557               8,866
                                                     -----------      ---------         -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        (559,960)       131,495          (1,124,144)
                                                     -----------      ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt ...........................       1,451,667        879,894           6,217,325
  Common  stock issued for cash, net of
    Offering costs .............................         829,184        181,500           2,206,139
    Fractional shares redeemed .................            --             --                   (36)
    Payments on debt ...........................        (418,748)      (951,765)         (3,860,285)
    Salaries contributed by officers ...........            --             --                 1,000
    Prepaid stock subscription .................            --             --               295,500
                                                     -----------      ---------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......       1,862,103        109,629           4,859,643
                                                     -----------      ---------         -----------
Net increase (decrease) in cash ................         (65,130)         5,136              82,950
Beginning cash balance .........................         154,367         78,245               6,287
                                                     -----------      ---------         -----------
Ending cash balance ............................     $    89,237      $  83,381         $    89,237
                                                     ===========      =========         ===========
SUPPLEMENTAL INFORMATION:
  Cash paid for interest .......................     $    95,163      $  88,231         $   508,663
                                                     ===========      =========         ===========
  Cash paid for taxes ..........................     $      --        $    --           $      --
                                                     ===========      =========         ===========

The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1998
                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

      In April 1997, Nevada Gold and Isle of Capri Casinos, Inc. ("Isle of Capri"), formerly Casino America, Inc., through wholly-owned subsidiaries, BlackHawk Gold, Ltd. ("BlackHawk Gold"), and Casino America of Colorado, Inc. ("CAC"), respectively, formed the Isle of Capri Black Hawk, a limited liability company. Isle of Capri Black Hawk was formed to construct and operate the Isle of Capri Black Hawk Casino (the "Casino") in Black Hawk, Colorado. Isle of Capri is operating the Casino under a management agreement for a fee based upon a percentage of revenues.

      Nevada Gold, through its wholly-owned subsidiary, Gold Mountain Development, L.L.C. ("GMD") owns approximately 170 acres of real property in the vicinity of Black Hawk, Colorado. The Company intends to develop a commercial and residential real estate project on the property likely with a third party or through additional financing.

      Nevada Gold, through its wholly-owned subsidiary, Sunrise Land and Minerals Corporation ("Sunrise") owns approximately 300 acres of land, including all surface, mineral, water, air, and timber rights in Nevada County, California. The property contains an inactive gold mining prospect. Nevada Gold intends to evaluate the best use of Sunrise's land. In addition to potential sales of sand, gravel, clay, and decorative rock from the property, real estate development of the property may be an option.

      In April 1998, Goldfield Resources, Inc. ("Goldfield"), was organized as a wholly-owned subsidiary of Nevada Gold. Goldfield owns 149 patented mining claims and 321 unpatented lode mining claims in southwestern Nevada. Goldfield will not be directly involved in mining operations, but rather has secured mining leases for its properties and retains royalty interests under the leases.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The interim financial statements have been prepared by Nevada Gold without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended December 31, 1998, and 1997; (b) the results of operations for the nine months ended December 31, 1998, and 1997; (c) the financial position as of December 31, 1998; and (d) the cash flows for the nine-month period ended December 31, 1998, and 1997. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of December 31, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1998
                      NOTES TO INTERIM FINANCIAL STATEMENTS

contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K.

      CASH AND EQUIVALENTS. Interest-bearing deposits and other investments, with original maturities of three months or less, are considered cash and cash equivalents.

      REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT. Property held for development consists of undeveloped land located in and around Black Hawk, Colorado, and Nevada County, California. Nevada Gold has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

      FURNITURE, FIXTURES, AND EQUIPMENT. The Company depreciates furniture, fixtures, and equipment over their estimated useful lives, ranging from two to seven years, using the straight-line method. Expenditures for furniture, fixtures, and equipment are capitalized at cost. Ordinary maintenance and repairs are charged to expense, and replacements and betterments are capitalized.

ISLE OF CAPRI BLACK HAWK

      As stated above, the Isle of Capri Black Hawk was formed in April 1997. The Isle of Capri Black Hawk is owned by Black Hawk Gold, a wholly-owned subsidiary of Nevada Gold, and by CAC, a wholly-owned subsidiary of Isle of Capri. The Isle of Capri Black Hawk commenced gaming operations on December 30, 1998. The principal purpose of the Isle of Capri Black Hawk is to operate the casino entertainment complex in Black Hawk, Colorado. Nevada Gold's capital contribution to the limited liability company was approximately 6.5 acres of land, with a net value of $7.5 million. Nevada Gold owns a 43% interest in the Isle of Capri Black Hawk.

      In August of 1997, the Isle of Capri Black Hawk and Isle of Capri Capital Corp., a wholly-owned subsidiary of the Isle of Capri Black Hawk that had no operations, assets, or liabilities, issued $75,000,000 of 13% First Mortgage Notes due 2004, with contingent interest, in order to finance the construction and development of the Casino. In the event that CAC, a Member of Isle of Capri Black Hawk, makes payments on the First Mortgage notes on behalf of Isle of Capri Black Hawk pursuant to the Completion Capital Commitment of the $75 million Note Offer and Indenture by which the joint venture was funded, CAC may elect to take all distributions to Isle of Capri Black Hawk members that would be payable quarterly up to the aggregate amount of payments made under the Completion Capital Commitment.

      The rights and obligations of CAC and Black Hawk Gold are governed in part by the Amended and Restated Operating Agreement of the Isle of Capri Black Hawk (the "Agreement") dated as of July 1997. The Agreement provides that the Isle of Capri Black Hawk will continue until December 31, 2096, or until a dissolution occurs. Pursuant to the Agreement, Black Hawk Gold contributed land to the Isle of Capri Black Hawk for a total value of $7.5 million and CAC contributed cash, land purchase rights, and development costs to the Isle of Capri Black Hawk, for a total value of $8 million.

      Nevada Gold accounts for its ownership in the Isle of Capri Black Hawk using the equity method of accounting. The Company's investment in the Isle of Capri Black Hawk is stated at cost, adjusted for

                           NEVADA GOLD & CASINOS, INC.
                                DECEMBER 31, 1998
                      NOTES TO INTERIM FINANCIAL STATEMENTS

its equity in the undistributed earnings or losses of the project. The following is a summary of condensed financial information pertaining to the Isle of Capri Black Hawk as of December 31, 1998:

                                                                 (in
                                                              thousands)
Current assets ........................................       $   4,301
Property and Equipment ................................          84,155
Other assets ..........................................          15,586
                                                              ---------
                                                              $ 104,042
                                                              =========
Current liabilities ...................................       $  16,412
Long-term debt ........................................          76,092
Stockholders' Equity ..................................          11,538
                                                              ---------
                                                              $ 104,042
                                                              =========
Interest income .......................................       $     717
Interest expense ......................................          (2,152)
                                                              ---------
Net loss ..............................................       $  (1,435)
                                                              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions of Nevada Gold's results of operations and financial position should be read in conjunction with the financial statements and notes. Management believes that inflation and changing prices will have little, if any, effect on the Company's financial position or results of operations.

GENERAL

      The Casino opened on December 30, 1998. No revenues have been generated as of December 31, 1998, from Nevada Gold's interest in the Casino. Revenues for the last nine months consist of royalty income from the mining lease of the Goldfield property, gain on the sale of part interest in the Isle of Capri Black Hawk, interest income, and a one-time gain from a land exchange.

      The Company presently expects that future revenues, if any, will largely be derived from Nevada Gold's 43% interest in the Casino. Nevada Gold's ownership interest in Isle of Capri Black Hawk is a passive one, as Nevada Gold will have no role in the operation of the Casino. To date, no distributions have been declared. Since the Casino has just recently opened, the Company cannot predict when or if distributions can or will be made. Although the Members Agreement for the Isle of Capri Black Hawk provides that distributions of income are to be made quarterly to members, the distributions may be made only if there is cash in excess of reasonable cash reserves needed for operating expenses, capital improvements, debt service, working capital, and bankroll.

      Nevada Gold currently owns undeveloped real property recorded at $2,045,128 held for development, co-development, or sale to third parties, consisting of approximately 170 contiguous acres adjacent to Black Hawk, Colorado and 300 acres of land located in Nevada County, California.

      Nevada Gold also currently owns 149 patented mining claims and 321 unpatented lode mining claims situated in the Goldfield Mining District of Esmeralda and Nye Counties, Nevada. These mining claims are recorded at a value of $480,812.

      At December 31, 1998, the Company had other assets in the amount of $277,409, consisting of interest receivable, prepaid expenses for consulting fees, and a note receivable on the land exchange. Nevada Gold also has a note receivable from an affiliate, Clay County Holdings, Inc. ("CCH"), in the amount of $837,101. CCH has an investment of $1,214,900 in Nevada Gold preferred stock as of December 31, 1998.

      As of December 31, 1998, Nevada Gold has an investment of $73,500 for an approximate ownership interest of 30% in Restaurant Connections International, Inc. ("RCI"). RCI currently owns and operates eighteen Pizza Hut restaurants and one KFC restaurant that is being converted into a Pizza Hut, all of which are located in Sao Paulo, Brazil. In January 1999, a subsidiary of the Company borrowed $600,000 from a third party and loaned those funds to CCH to assist RCI in making the purchase of the restaurant franchises.

RESULTS OF OPERATIONS

      Cash used in operating activities for the nine months ending December 31, 1998, amounted to $1,367,273, an increase of $1,131,285 over the cash used for the same nine-month period in 1997. The increase related primarily to the funding of further losses and loans to affiliates.

      During the nine months ending December 31, 1998, cash used in investing activities amounted to $559,960, which was primarily used to repurchase a 3% interest in the Isle of Capri Black Hawk, bringing Nevada Gold's ownership interest to 43%.

      Nevada Gold has financed its operating and investing activities primarily from proceeds from issuing equity and third party debt. During the nine months ending December 31, 1998, the Company received $829,184 from the sale of common stock and $1,451,667 from third-party financing.

      Revenues for the three months ending December 31, 1998, were $31,317, as compared to $107,045 for the three months ending December 31, 1997. The current revenues are attributed to monthly lease payments on the Romarco Nevada lease with Goldfield resources and interest income. Revenues for the nine months ending December 31, 1998, were $390,176, as compared to $663,164 for the nine months ending December 31, 1997. The 1997 nine-month figure includes a $543,400 gain recorded on the sale of part interest in the Isle of Capri Black Hawk. The current nine-month period includes a $197,300 gain recorded on the land exchange and a deferred gain in the amount of $147,851 recognized on the sale of part interest in the Casino.

      General and administrative expenses for the three months ending December 31,1998, were $106,061, as compared to $115,286 for the three months ending December 31, 1997. General and administrative expenses for the nine months ending December 31, 1998, were $311,404, as compared to $436,163 for the nine months ending December 31, 1997. This decrease of $124,759 for the nine-month period is attributable to a decrease in commissions, real property expense, and land maintenance fees.

      Interest expense for the three months ending December 31,1998, was $54,587, as compared to $28,288 for the three months ending December 31, 1997. Interest expense for the nine months ending December 31, 1998, was $154,482, as compared to $140,516 for the nine months ending December 31, 1997. The current nine-month period includes interest paid on the repurchase of the 3% interest in the Isle of Capri Black Hawk.

      Legal and professional fees for the three months ending December 31,1998, were $94,288, as compared to $32,899 for the three months ending December 31, 1997. Legal and professional fees for the nine months ending December 31, 1998, were $243,210, as compared to $153,008 for the nine months ending December 31, 1997. The increase for the nine-month period includes cash transactions totaling $30,500 and non-cash transactions involving the amortization of the cost of 100,000 shares of common stock valued at $100,000 issued in December 1997 in exchange for consulting services rendered over a thirty-six-month period, and the issuance of 17,778 shares of stock in the Company valued at $40,000.

      Net loss for the three months ending December 31, 1998, was $452,243, as compared to a net loss of $757,778 for the three months ending December 31, 1997. Net loss for the nine months ending December 31, 1998, was $1,034,845, as compared to a net loss of $886,554 for the nine months ending December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Nevada Gold has financed its operations to date primarily through equity securities and debt financing. For the three months ending December 31, 1998, Nevada Gold received proceeds of $487,874 from issuing 179,848 shares of common stock and $35,000 in debt financing to cover its operating deficit. For the nine months ending December 31, 1998, the Company received proceeds from issuing equity in the amount of $829,184 and $1,451,667 from debt financing. The current outstanding short-term indebtedness bears an annual interest rate of 12%, $100,000 of which matures in May of 1999 and $1,600,000 of which matures in August of 1999. Of this amount, $600,000 was incurred in January 1999, and therefore is not included in the December 31, 1998, Balance Sheet.

      As of December 31, 1998, the Company has a cash balance of $89,237. Nevada Gold will need to raise additional working capital to fund operations and pay its debt for the 1999 calendar year. This financing may be raised through equity or debt offerings, joint ventures or other collaborative relationships, and/or loans. To date, the Company has no commitment for any additional financing, and the Company cannot assure that any future financing will be available on acceptable terms.

      Nevada Gold's current cash flow forecasts indicate that there will be negative cash flows from operations for the balance of the current fiscal year. The long-term viability of the Company is dependent on successful operation of the casino complex, real estate development, and the ability to raise additional debt and equity. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements.

YEAR 2000 COMPLIANCE ISSUES

      The year 2000 poses certain issues for business computing as a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems. The year 2000 is also a leap year.

      Nevada Gold has initiated formal communications with its business venture, Isle of Capri, to assess its year 2000 evaluations. Nevada Gold has been informed by Isle of Capri that it has conducted its year 2000 investigations and is currently correcting any known or potential problems or has planned to correct any known or potential problems in the near future. Nevada Gold cannot guarantee that the systems of other companies on which its systems may rely will be timely converted and would not have an adverse effect on Nevada Gold's systems. Preliminary discussions with banking institutions, software providers, and vendors have led the Company to believe that no material problems will occur. Nevada Gold continues to pursue this issue with other companies whose systems, if not compliant, might affect its operations.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable

ITEM 2. CHANGES IN SECURITIES

      The following stock issuances occurred between October 1 and December 31, 1998. Each issuance was exempt from registration pursuant to Section 4(2) and/or Regulation D under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in the offering and no commissions were paid.

      Nevada Gold issued 179,848 shares of common stock to eight investors for an aggregate purchase price of approximately $487,874.

      Nevada Gold issued a total of 21,301 shares of common stock to one person and one entity for consulting and legal fees, with those shares having an aggregate value of $48,616.

      Nevada Gold issued 218,529 shares of common stock to eight individuals as note conversions in the amount of $382,645.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5. OTHER INFORMATION

      Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (A)   INDEX TO EXHIBITS

            *3.1     -  Articles of Incorporation
            *3.2     -  Amendment to Articles of Incorporation
            *3.3     -  Bylaws
            *4.1     -  Deed of Trust

             *4.2    -  Master Secured Note
             *4.3    -  Note Participation Agreement
            *10.1    -  Operating Agreement Caesars Black Hawk, L.L.C.
            *10.2    -  Operating Agreement of ICB, L.L.C.
            *10.3    -  Amended and Restated Operating Agreement of
                          Isle of Capri-Black Hawk, L.L.C.
            *10.4    -  Members Agreement
            *10.5    -  License Agreement
             27      -  Financial Data Schedule

*Exhibits were previously filed and are incorporated by reference.

            (B)   REPORTS ON FORM 8-K

            None

SIGNATURES:

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

            NEVADA GOLD & CASINOS, INC.

            By:   /s/ H. THOMAS WINN
                  President and Chief Financial Officer


DATE: February 15, 1999