Form 10KSB
period 1999-03-31
NEVADA GOLD & CASINOS INC
filed 1999-07-15
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                  to
                               ----------------    ---------------------


                          Commission file number 0-8927
                                                 ------

                           NEVADA GOLD & CASINOS, INC.
                         3040 Post Oak Blvd., Suite 675
                            Houston, Texas 77056-6588
                                 (713) 621-2245


Incorporated in                              I.R.S. Employer Identification No.
Nevada                                                   88-0142032


Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:
                                          Common Stock, Par Value $.12 Per Share
                                          --------------------------------------


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days.
[X] Yes [ ] No

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      ----

         The issuer's revenues for its most recent fiscal year (ending March 31, 1999): $453,954
                  --------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 1999, was $14,810,629.


         The number of shares outstanding of each of the issuer's classes of common equity was 9,926,790 as of June 30, 1999.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

         Nevada Gold & Casinos, Inc., which currently trades under the ticker symbol "UWIN" (referred to in this Form 10-KSB as "UWIN"), has developed its business primarily in the areas of gaming, real estate development, and restaurant franchise operation. UWIN was founded in 1977 under the name Pacific Gold & Uranium Corporation. On December 27, 1993, control of UWIN changed and its primary focus was redirected from extractive mining to the development of gaming and real estate properties in Colorado. UWIN is considered to be in the development stage since December 27, 1993. In January 1994, UWIN changed its name from Pacific Gold Corporation to Nevada Gold & Casinos, Inc.

Businesses of Issuer

         Gaming Development

         In April 1997, UWIN and Isle of Capri Casinos, Inc. ("Isle") (then known as Casino America, Inc.), through wholly-owned subsidiaries, BlackHawk Gold, Ltd. ("BHG"), and Casino America of Colorado, Inc. ("CAC"), respectively, entered into a joint venture, the Isle of Capri- Black Hawk, L.L.C. ("IC-BH"). The purpose of the joint venture was the construction and operation of the IC-BH Casino (the "Casino") and a hotel on the Black Hawk Property. The Casino opened for business on December 30, 1998, and the Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

         The Casino, with a 101,000-square-foot floor plate, is the largest gaming facility in Colorado. The Casino is strategically located so that it is the first casino encountered by customers traveling from Denver to Black Hawk. The $112 million Casino features 1,089 slot machines, 14 blackjack tables, three restaurants, an event center, and a 1,100-space covered parking garage. Continued operation of the Casino is subject to approval of the Colorado Gaming Commission, which is currently conducting its annual renewal financial and background investigation of all members of the joint venture. Construction of a $29 million 237-room hotel on top of the Casino began in June of 1999 and is proceeding under a "guaranteed maximum price" contract. The hotel is expected to be completed in July of 2000. Once the hotel is completed, the Casino will be the largest hotel in the Black Hawk market.

         UWIN intends to identify and pursue additional gaming ventures and associated real estate resort/entertainment development projects with high potential rates of return on investment. UWIN will create associations with successful gaming operators for the acquisition and operation of the gaming ventures, and will acquire, plan, and develop the real estate projects. UWIN intends to utilize its expertise - project identification and development - to create financially attractive investment opportunities while having a small, knowledgeable, and responsive staff that is able to capitalize on projects in developing markets.

         Real Estate Development

         UWIN, through its wholly-owned subsidiary, Gold Mountain Development, L.L.C. ("GMD"), owns approximately 170 acres of real property in the vicinity of Black Hawk, Colorado.

         The casinos currently operating in Black Hawk employ in excess of 5,000 individuals. Because only limited residential housing is available in Black Hawk, these employees generally commute daily for distances of twenty-five miles or more each way. With the exception of existing casinos, no commercial facilities exist in Black Hawk to provide even the most basic amenities for Black Hawk residents.

         UWIN has entered into a contract with HealthyPlaces, Inc., to conduct a feasibility study regarding developing a master-planned residential and commercial project on the Property, to make proposals regarding a master-planned community for the Property, and to obtain investors and/or joint venture partners for it and UWIN in order to finance the projects. Sales of pad sites may be made to assist in the funding of the project.

         Sunrise Land and Minerals Corporation, a Nevada corporation UWIN acquired in 1995 ("Sunrise"), owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise has been inactive since its acquisition in 1995. UWIN intends to evaluate the highest and best use of Sunrise's land. In addition to potential sales of sand, gravel, clay, and decorative rock from the property, the property also has potential for residential and/or resort real estate development.

         Restaurant Franchises

         In August 1998, Restaurant Connections International, Inc. ("RCI"), was formed with UWIN as a founding shareholder. UWIN currently owns an approximate 30% interest in RCI. In December 1998, RCI purchased the sole Pizza Hut franchisee in Sao Paulo, Brazil, which owned and operated 18 Pizza Hut restaurants and one KFC restaurant in Sao Paulo. The KFC restaurant is currently being converted into a Pizza Hut restaurant. Additionally, UWIN believes that gaming may become legalized once again in Brazil, and feels that having an existing business presence in Brazil through RCI may give UWIN an advantage in that market. However, UWIN cannot assure that gaming will become legalized again in Brazil, or that it would in fact have an advantage if gaming is legalized in Brazil. The Chairman of RCI is James Wong, who was elected a Director of UWIN in March of 1999, and who is a turn-around expert and external change agent who has done consulting work for Pizza Hut International, KFC, PepsiCo Food Systems, American Express, ARCO, Budget Rent-A-Car, Compaq, EDS, Hitachi, Honeywell, and other national and international corporations. The President of RCI is John Wright, a former President of Wendy's International, Inc., among other companies.

         Mining Interests

         In June 1998, Goldfield Resources, Inc. ("Goldfield"), a Nevada corporation, was organized as a wholly-owned subsidiary of UWIN. The Board of Directors approved the transfer of UWIN's land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 mining claims, to Goldfield in exchange for shares of common stock of Goldfield. Goldfield is not directly involved in mining operations, and has secured a mining lease for its properties with Romarco Nevada, Inc. ("Romarco"), and retains a royalty interests under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

Competition

         Casino

         The gaming and casino industry is subject to intense competition, particularly in the State of Colorado. As the number of gaming establishments in Colorado has increased over the past three years, average revenues for some of the smaller casinos located in Colorado have declined significantly. Future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk, the Casino may compete for customers with casinos in other gaming jurisdictions. While UWIN believes the Casino has some competitive advantages over the other gaming establishments in the area as a primary result of its size and location, UWIN believes that national, regional, state, and local competition for the gaming markets, in general, will be extremely intense during the foreseeable future. Many potential competitors have greater financial resources and have more experience and expertise at operating casinos.

         The Black Hawk Gaming Market consists of the cities of Black Hawk and Central City, which are located approximately 35 miles west of Denver and approximately 16 miles from Interstate 70, the main east-west artery from Denver. Customers of the Black Hawk Gaming Market are primarily "day trippers" from within a 100-mile radius of Black Hawk and Central City, which includes the major population centers of Denver, Boulder, Fort Collins, and Golden, Colorado, and Cheyenne, Wyoming. The Black Hawk Gaming Market is primarily characterized by numerous small, privately- and publicly-owned gaming facilities. However, the main competition for the Casino are the larger gaming facilities located in Black Hawk, particularly those with a considerable number of on-site parking spaces, established brand names, and existing reputations in the local market. The Casino is currently the largest casino in Black Hawk in terms of gaming positions, with Harvey's Wagon Wheel Casino Hotel, Colorado Central Station, Bullwhackers, Canyon Casino, Fitzgerald's Black Hawk, and The Lodge Casino as the largest primary competitors, each of which also offer on-site parking.

         The Casino's closest competition is Colorado Central Station, which is located at the intersection of Mill and Main Streets across from the Casino. Colorado Central Station has approximately 700 slot machines, about 20 table games, amenities such as a food court and bar, and around 690 valet parking spaces.

         Two additional casinos are under construction in Black Hawk. Riviera's casino is under construction on a site directly across Main Street from the Casino. Riviera reports that its facility is expected to contain a 31,000 square-foot casino with 1,000 slot and video poker machines and 14 gaming tables, as well as a 400-seat entertainment lounge and a 550-space covered parking garage, with an anticipated opening scheduled in December 1999. Also expected to open in the first quarter of 2000 is Mardi Gras - Black Hawk, which is currently under construction. Mardi

Gras is expected to be a 68,000-square-foot casino, with 700 slot and video poker machines, 8 blackjack tables, and a 500-space parking garage. These two new casinos in Black Hawk are likely to create additional competition for IC-BH.

         Casinos in Cripple Creek, Colorado (located a driving distance of 110 miles to the south of the Black Hawk Gaming Market), and the Native American casinos located in the southwestern corner of Colorado, constitute the other gaming competition in the state. UWIN believes that Cripple Creek provides only limited competition to the Black Hawk Gaming Market because of its distance from the Black Hawk Gaming Market and its relatively smaller facilities with fewer amenities. UWIN believes that the Native American casinos are also too far removed from the Black Hawk Gaming Market to provide any significant competition.

         Real Estate Development

         UWIN anticipates that real estate development in the Black Hawk area will become highly competitive. Certain of UWIN's competitors have or may have significantly more real estate development experience and may have significantly greater financial resources, permitting more extensive and more rapid development. Other real estate developers have announced plans for multiple-use real estate projects. UWIN assumes that other developers may do the same, all of whom may proceed with real estate developments prior to UWIN.

         Restaurants

         Other global fast food restaurants have entered the Brazilian marketplace and are general competitors of RCI. McDonald's, Bob's, and Subway have each established a presence in Sao Paulo and in other areas of Brazil. Domino's re-entered the pizza delivery market in Sao Paulo, Brazil in 1998, but has closed two of its four locations. These restaurants and others have significantly greater financial and other resources that could significantly affect RCI's operations.

         Mining Operations

         Because of the current low price for gold, the entire gold mining industry is depressed. The majority of mining companies cannot profitably conduct mining operations and are not acquiring mining leases from landowners or holders of mining claims. In general, mining leases with mining companies are extremely difficult to obtain and retain in today's market. While UWIN's wholly-owned subsidiary currently has a lease for its gold mining properties with Romarco, UWIN cannot assure that the properties will always be leased or that Romarco will not breach its lease agreement.

Governmental Regulations

         Gaming

         The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulations. No gaming may be conducted in Colorado unless licenses are obtained from the Colorado Limited Gaming Control Commission (the "Gaming Commission"). In addition, the State of Colorado created the Division of Gaming (the "CDG") within its

Department of Revenue to license, implement, regulate, and supervise the conduct of limited stakes gaming. The Director of the CDG ("CDG Director"), under the supervision of the Gaming Commission, has been granted broad powers to ensure compliance with the law and regulations. The Gaming Commission, CDG, CDG Director, and the city authorities in Black Hawk that have responsibility for regulation of gaming are collectively referred to as the "Colorado Gaming Authorities."

         The laws, regulations, and supervisory procedures of the Colorado Gaming Authorities seek to maintain public confidence and trust that licensed limited gaming is conducted honestly and competitively, that the rights of the creditors of licensees are protected, and that gaming is free from criminal and corruptive elements. The Colorado Gaming Authorities' stated policy is that public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations, and activities related to the operation of the licensed gaming establishments and the manufacture and distribution of gaming devices and equipment.

         The Gaming Commission is empowered to issue five types of gaming and related licenses. The Casino in Black Hawk requires a retail gaming license, which must be renewed each year, and the Colorado Division has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and UWIN's business opportunities will be limited accordingly. The Casino's license, which was initially obtained in 1998, is renewable annually. While UWIN believes that it has complied with all requirements for maintaining IC-BH's gaming license, UWIN cannot assure that no problems will arise during the renewal process.

         UWIN cannot assure that it will be able to comply with or conduct business in accordance with applicable regulations. Furthermore, UWIN cannot assure that additional state or federal statutes or regulations will not be enacted at some future date that could have a material adverse effect on its business operations.

         Real Estate Development

         The proposed real estate development will be contingent upon UWIN receiving all required licenses, permits, and authorizations, including state and local land-use permits; excavation, building, and zoning permits; architectural approvals; approval of street and traffic signal improvements; and health and safety permits. Also, unanticipated changes or concessions required by local, regulatory, and/or state authorities, or challenges from local or special interest groups, could involve significant costs and could prevent or delay the development of the real estate project. UWIN cannot assure that it will receive the necessary permits, licenses, and approvals for the development and construction of the real estate project. Any failure to receive any required approvals could have a material impact on the real estate project and the development potential.

         RCI/Brazilian Law

         The operation of RCI's restaurants in Brazil is subject to Brazilian rules and regulations. UWIN believes RCI is in compliance with all of the applicable rules and regulations, but cannot assure that RCI will continue to comply with them. Failure of RCI to comply with existing or future regulations may have an adverse effect on RCI's operations.

Environmental Considerations

         Casino

         The Casino and hotel complex in Black Hawk is located in an area that has been designated by the United States Environmental Protection agency ("EPA") as a Superfund site on the National Priorities List due to contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Superfund site for remediation and response costs associated with their properties and with the entire site. The Casino is located within the drainage basin of the North Clear Creek and, therefore, subject to potentially contaminated ground water from upstream mining-related sources. Soil and ground water samples on the site indicate that several contaminants existed in concentrations exceeding drinking water standards. An affiliate of UWIN, in cooperation with the EPA and the Colorado Department of Health, performed environmental analyses and tests and removed all mined waste located on the gaming site. UWIN funded a total of $583,290 to its affiliate to complete the remediation, which has been capitalized as cost of the property. No further remedial activity has been required to date with respect to the Casino property.

         Real Estate Development

         UWIN's real property in the vicinity of Black Hawk is also located in an EPA National Priorities List area. A portion of the real estate development property has already been remediated by UWIN's affiliate company mentioned above; the remediation included disposing of waste tailings and rock located on the property. This remediation was performed under a consent order in agreement with the EPA and the EPA has issued a notification that no further action is required to remediate known contamination on the parcel. UWIN cannot assure that the EPA or other governmental entity, including an agency of the State of Colorado, will not require additional remediation for contaminated soil that might be uncovered during excavation or construction of the real estate development project or for contamination in the groundwater that sampling might disclose. No further remedial activity has been required to date with respect to this real property.

         Mining

         Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement between UWIN's wholly-owned subsidiary and Romarco, Romarco is primarily responsible for all compliance and it has agreed to indemnify UWIN's subsidiary. However, Romarco's failure to comply with any of the applicable rules or regulations could create potential liability for UWIN's subsidiary.

Employees

         As of March 31, 1999, UWIN has a staff of seven full-time employees who are employed in executive, legal, accounting, and administrative functions.

ITEM 2.  PROPERTIES

General

         UWIN's principal real properties consist of its 43% ownership interest in IC-BH, which owns the Casino-hotel complex in Black Hawk, the 170 acres of undeveloped land in and around Black Hawk, Colorado, and the 300 acres of undeveloped land in Nevada County, California. The Colorado and the California properties are intended for residential, commercial, and resort real estate development. UWIN's mining properties are located in the Goldfield Mining District of Nye and Esmeralda Counties, Nevada.

         UWIN leases approximately 3,500 square feet of office space in Houston, Texas, and a 1,300 square foot apartment/office in Denver, Colorado. The total monthly rental for both facilities is currently $4,300. UWIN believes that its existing facilities are adequate to meet its current needs and to accommodate anticipated growth.

Investment Policies

         UWIN has no limitations on the percentage of its assets that may be invested in any one investment, or type of investment, and a change in this policy does not require a vote of shareholders. UWIN acquires assets primarily for possible income. UWIN is continually investigating new opportunities.

Descriptions of Real Estate and Operating Data

         Casino-Hotel Complex

         UWIN's primary asset is its 43% ownership interest in the Isle of Capri
- Black Hawk Casino in Black Hawk, Gilpin County, Colorado. The Casino is subject to liens created by the debt offering of $75 million in 13% First Mortgage Notes through Jefferies & Company, Inc. (the "Notes"), that was used as part of the financing for the Casino construction. The Notes mature August 31, 2004. Management of UWIN believes this property to be adequately covered by insurance. The realty tax rate on this property is $28.021 per $1,000 in property value; the annual realty taxes on this property are approximately $65,500, and these taxes are paid for by IC-BH.

         170 Acres of Undeveloped Land in and near Black Hawk, Gilpin County, Colorado

         UWIN's second largest asset is the 170 acres of undeveloped land located in and near Black Hawk, Gilpin County, Colorado. This property is subject to liens in the aggregate amount of $655,253, and $600,000 of that debt obligation matures on August 19, 1999. UWIN is currently seeking refinancing of the $600,000 debt. Because the land is undeveloped, no insurance is carried for this acreage. The realty tax rate on this property is $28.021 per $1,000 in property value, and the annual realty taxes on this property are approximately $3,500.

ITEM 3.  LEGAL PROCEEDINGS

         UWIN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

         UWIN and H. Thomas Winn, its Chief Executive Officer and President, have entered into a settlement agreement in principal with the staff of the Denver Regional Office of the Securities and Exchange Commission ("Commission"). The settlement relates to the sale of certain unregistered shares of common stock of UWIN through an affiliate of UWIN in order to, in part, finance UWIN's operating expenses. Without admitting or denying any allegations, Mr. Winn will accept a censure and UWIN and Mr. Winn will accept a cease and desist order from committing any violations or causing any future violations of Sections 5(a) and 5(c) of the Act. The settlement offer is currently pending Commission approval.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 1, 1999, UWIN held its Annual Shareholders' Meeting in Houston, Texas, and submitted several matters to the shareholders for approval. First, Mr. Hubert T. Wen chose not to stand for re-election as a Director of UWIN, and Mr. James Wong was nominated as a Director to take Mr. Wen's place. The remaining three Directors, H. Thomas Winn, William G. Jayroe, and Paul Burkett, all stood for re-election. Messrs. Wong, Winn, Jayroe, and Burkett were all elected by a majority vote of the shareholders to serve as Directors of UWIN. Second, a majority of the shareholders voted to amend the Articles of Incorporation of UWIN to provide for a general business purpose for the Company and to allow UWIN, through its Board of Directors, the right to redeem the shares of stock of UWIN owned by any shareholder in the event that the shareholder's ownership of the shares prevents the issuance or renewal of any gaming license sought or owned by UWIN. Third, a majority of the shareholders of UWIN approved the adoption of the 1999 Stock Option Plan, which allows the Compensation Committee of the Board of Directors to award stock options, performance stock, restricted stock, and stock appreciation rights to applicable persons, and for which 1,200,000 shares of stock in UWIN have been set aside. Finally, a majority of the shareholders of UWIN ratified the selection of Pannell Kerr and Forster of Texas, P.C., as auditors for UWIN for the fiscal year ending March 31, 1999.

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Nevada Gold and Casinos, Inc.'s common stock is traded on the bulletin board under the symbol UWIN. The market for UWIN's common stock is limited, volatile, and sporadic. The following table sets forth the high and low sales prices relating to UWIN's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not reflect actual transactions:

                                                           FISCAL YEARS ENDED
                                       --------------------------------------------------
                                          MARCH 31, 1999               MARCH 31, 1998
                                       --------------------        ----------------------
                                       HIGH BID      LOW BID       HIGH BID       LOW BID
                                       --------      -------       --------       -------
           First Quarter                $4.250       $2.156         $2.250         $1.375
           Second Quarter                4.090        2.750          3.125          1.500
           Third Quarter                 5.688        3.688          2.125          1.250
           Fourth Quarter                6.250        3.500          2.875          2.000

Holders

         As of June 30, 1999, UWIN had approximately 4,400 shareholders of record.

Dividends

         No dividends have ever been declared by UWIN on its common stock. During the year ended March 31, 1999, UWIN paid dividends on its preferred stock totaling $200,000. UWIN's losses do not currently indicate the ability to pay any additional cash dividends, and UWIN does not indicate the intention of paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions of UWIN's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on UWIN's financial position or results of operations.

General

         UWIN is primarily engaged in gaming, real estate development, and restaurant franchise operations. Since 1993, UWIN's primary focus has been on the development of its gaming and real estate properties in Colorado. UWIN is a development stage enterprise that has reported net losses of $1,661,331 and $2,580,644 for the fiscal years ended March 31, 1999, and 1998. UWIN's current cash flow forecasts indicate that it will have negative cash flows from operations for fiscal 2000. The long-term viability of UWIN is dependent on successful operation of the Casino-hotel complex and the ability to raise additional debt and equity. The accompanying financial statements have been prepared assuming that UWIN will continue as a going concern. The short-term viability of UWIN is dependent upon UWIN's ability to raise sufficient capital to meet its cash requirements. In addition, UWIN and its venture partner, Isle, have developed the Casino that commenced operations in December 1998; however, UWIN cannot assure that the Casino will continue to be successful. The ownership and operation of gaming facilities are subject to extensive state and local regulations. UWIN cannot assure that it or Isle will be able to continue to comply or conduct business in accordance with the applicable regulations. The long-term viability of UWIN is dependent upon the continued successful operation of the Casino and successful completion and operation of the hotel being constructed on top of the Casino. The factors described above raise substantial doubt about UWIN's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that UWIN will continue as a going concern. If UWIN is unable to continue as a going concern, the values realized from UWIN's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset-carrying amounts or the amount and classification of liabilities that might result should UWIN be unable to continue as a going concern.

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in the joint venture is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's year ended March 31, 1999, IC-BH's losses allocable to UWIN through April 25, 1999, IC-BH's fiscal year end, totaled $2,155,710. In accordance with the equity method of accounting, UWIN's investment account balance was reduced to zero, and the remaining allocated loss of $1,499,436 is not reflected in the financial statements.

         Property held for development consists of undeveloped land located in and around Black Hawk, Colorado, and Nevada County, California. UWIN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

New Accounting Pronouncements

         In November 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of this statement are effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. UWIN believes that this standard will not have a material impact on its financial statements or the disclosures to the financial statements.

         Statement of position ("SOP") 98-5 "Reporting on the Cost of Start-up Activities," requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. UWIN believes the adoption of SOP 98-5 will not have a material effect on its financial statements.

Results of Operations

         Comparison of fiscal years ended March 31, 1999, and 1998

         REVENUES. Revenues increased 196.3%, or $300,742, to $453,954 in the year ended March 31, 1999, compared to $153,212 in fiscal 1998. The revenue increase was attributable primarily to the factors set forth below.

         INTEREST INCOME. Interest income increased to $86,693 in fiscal year 1999, from $0 in fiscal 1998. The increase was due primarily to loans to CCH, an affiliate of UWIN, by GMD, a wholly-owned subsidiary of UWIN, of approximately $1,325,000. As of March 31, 1999, the balance due to GMD on these loans to the affiliate was $1,306,547.

         OTHER INCOME. Other income increased 97.2%, or $3,010, to $6,106 in the year ended March 31, 1999, compared to $3,096 in fiscal 1998. This increase is due primarily to proceeds received from granting the City of Black Hawk an easement for a water project on some of the GMD properties.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 24.8%, or $142,468, to $431,309 in the year ended March 31, 1999, compared to $573,777 in fiscal 1998. Although UWIN experienced an increase in travel expenses of approximately $30,000, the decrease was primarily due to a reduction in commissions and land maintenance fees of approximately $124,000. Also, UWIN began paying Mr. Winn's salary directly in September 1998, and therefore its contract with Aaminex for the services of Mr. Winn, which was classified as a general and administrative expense, was terminated in September 1998.

         INTEREST EXPENSE. Interest expense increased 1.4%, or $3,008, to $220,578 in the year ended March 31, 1999, compared to $217,570 in fiscal 1998.

         SALARIES. Salaries increased 23.9%, or $59,827, to $310,037 in the year ended March 31, 1999, compared to $250,210 in fiscal 1998. The increase was due primarily to UWIN beginning, in September 1998, to pay Mr. Winn directly a sum of $8,333 per month instead of through a retainer agreement with Aaminex, as UWIN had done previously.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 52.7%, or $339,243, to $304,824 in the year ended March 31, 1999, compared to $644,067 in the year ended March 31, 1998. The decrease is primarily due to UWIN expensing approximately $442,000 in consulting expenses from stock options in fiscal 1998, as opposed to $0 in stock options in the year ended March 31, 1999. Additionally, $144,000 related to restricted stock issued for payment for professional services in the year ended March 31, 1999, as compared to $40,000 in professional services incurred in the year ended March 31, 1998.

         OTHER EXPENSES. Other expenses increased 43.6%, or $33,445, to $110,173 in the year ended March 31, 1999, compared to $76,728 in the year ended March 31, 1998. The increase was due primarily to a write-off of approximately $22,500 in expenses incurred in investigating an outside project.

Historical Cash Flows

         OPERATING ACTIVITIES. Cash used in operating activities during the year ended March 31, 1999, amounted to $972,490, a decrease of 16.6%, or $194,049 over the $1,166,539 of cash used for operations during fiscal 1998.

         INVESTING ACTIVITIES. Cash used in investing activities during the year ended March 31, 1999, amounted to $2,272,187, an increase of $3,009,555, over the $737,368 of cash provided from investing activities in fiscal 1998. The increase relates primarily to the repurchase of an interest in the Isle of Capri for $500,000, advances to affiliates and RCI of $1,610,662, and capitalized real estate costs of $191,881. The increase also is a result of a $833,334 increase in cash in fiscal 1998 from the sale of a part interest in Isle of Capri.

         FINANCING ACTIVITIES. UWIN has financed its operating and investing activities primarily from the proceeds of private placements of its common stock and through debt. During the year ended March 31, 1999, UWIN received $1,170,263 from cash sales of its common stock, an increase of 229.3%, or $814,871, over the $355,392 received from cash sales of common stock in the year ended March 31, 1998. During the year ended March 31, 1999, UWIN received proceeds of $2,352,386 from debt, an increase of 99.5%, or $1,172,890, over the $1,179,496 received from proceeds of debt in the year ended March 31, 1998. During the year ended March 31, 1999, UWIN expended $271,105 for payments on outstanding debt, a decrease of 73.7%, or $758,490, over the $1,029,595 expended for payments on outstanding debt in fiscal 1998.

Liquidity and Capital Resources

         UWIN has financed its operations to date primarily through equity securities and debt financing. During the year ended March 31, 1999, UWIN borrowed over $1.7 million in short-term indebtedness to fund operations at an annual interest rate of 12%. Of this amount, a $100,000 loan matured and was paid in May 1999; $1,600,000 matures in August 1999, and UWIN is currently seeking to refinance this debt or to convert this debt into equity; and $35,000 is due on demand. UWIN has an aggregate of $16,522 in mortgages payable at interest rates of 8-8.5% due during its fiscal year ending March 31, 2000. In addition, UWIN has an aggregate of $12,420 in long-term notes and capital leases due during its fiscal year ending March 31, 2000.

         As of March 31, 1999, UWIN had a cash balance of $161,234, and working capital deficit of $1,523,117. As of the date of this Form 10-KSB, UWIN has sufficient working capital to fund operations through July 1999. UWIN needs additional financing to pursue its business strategy and the financing may be raised through best efforts debt and/or equity offerings. In addition, UWIN is currently negotiating for and seeking additional financing that management believes will be consummated; however, UWIN cannot assure that the additional financing will be achieved or that any financing obtained will be sufficient to meet UWIN's working capital needs. If adequate funds are not available to satisfy either short or long-term capital requirements, UWIN may be required to limit its operations significantly, sell assets, or otherwise bring cash flow into balance. UWIN does not expect that its internal source of liquidity will improve until sufficient net cash is provided by operating activities and, until then, UWIN will rely upon external sources for liquidity.

Year 2000 Compliance Issues

         The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems.

         In assessing the effect of the Year 2000 problem on UWIN, management has identified, and is currently evaluating, the following three general areas:

                            Internal infrastructure;
                            Supplier/third-party relationships; and
                            Contingency plans.

         A discussion of the three general areas as well as management's ongoing and planned actions with regard to each is set forth below:

         INTERNAL INFRASTRUCTURE. UWIN is in the process of verifying that all of its personal computers, servers, and software are Year 2000 compliant. UWIN is in the process of replacing or upgrading all items that have been found not to be Year 2000-compliant. UWIN intends to determine if the software vendors of all its critical applications have represented that their products are Year 2000-compliant. UWIN intends to obtain certification from its vendors that these systems are Year 2000-compliant. The costs related to these efforts have not been nor are they expected to be material to UWIN's business, financial condition, or results of operations.

         SUPPLIERS/THIRD-PARTY RELATIONSHIPS. UWIN intends to gather information from vendor Web sites and available compliance statements to identify and, to the extent possible, resolve issues involving the Year 2000 problem. UWIN relies on outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. UWIN does not intend to independently evaluate the Year 2000-compliance of the systems utilized to supply these services.
UWIN has received no assurance of compliance from the providers of these services. UWIN cannot assure that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to UWIN's business. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on UWIN's business, financial condition, or results of operation.

         CONTINGENCY PLANS. UWIN has not currently developed a formal contingency plan to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. However, if UWIN deems it necessary, it may take the following actions:

                 Accelerated replacement of affected equipment or software; Short to medium-term use of backup equipment and software; Wholesale backup of existing computerized data prior to January 1, 2000;
                 Increased work hours for UWIN personnel; and/or
                 Other similar approaches.

         If UWIN is required to implement any of these contingency plans, these plans could have a material adverse effect on UWIN's business, financial condition, or results of operations.

         Based on the actions taken to date as discussed above, UWIN is reasonably certain that it has or will identify and resolve all Year 2000 problems that could materially adversely affect its business and operations.

ITEM 7.  FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements."

Index to Financial Statements

         Report of independent public accountants                       16
         Balance sheets                                                 17
         Statements of operations                                       18
         Statements of stockholders' equity                             19-22
         Statements of cash flows                                       23
         Notes to financial statements                                  24-37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Nevada Gold & Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and subsidiaries (a Nevada corporation in the development stage) as of March 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended and the 1999, 1998, and 1997 amounts included in the cumulative amounts during the development stage (Inception - December 27, 1993). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company for the periods prior to April 1, 1996. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the periods prior to April 1, 1996, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended and for the 1999 and 1998 amounts included in the cumulative amounts for the period from Inception to March 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, revenues have not been sufficient to cover the Company's operating expenses during the past several years. In addition, there have been no significant revenues from the Company's gaming operations to date since these activities are currently in the development stage. Management does not expect significant increases in revenues from any of its operations over the next year. The Company will require substantial additional capital to fund the continued development of gaming operations and real estate properties and to cover the Company's anticipated operating deficits and debt maturities over the next several years. The Company intends to fund such capital requirements through a combination of debt and equity offerings. However, there is no assurance that these offerings will be successful or that proceeds from these offerings, if successful, will be sufficient to meet all of the Company's future cash requirements. The short term viability of the Company is dependent upon the Company's ability to raise sufficient capital to meet its cash requirements. In addition, the Company has signed an Operating Agreement with Isle of Capri Casinos, Inc. (formerly known as Casino America, Inc.), concerning the development and operation of a casino. The casino commenced operations in December 1998. However, there is no assurance that the casino will continue to be successful. The ownership and operation of gaming facilities are subject to extensive state and local regulations. There is no assurance that the Company will be able to comply or conduct business in accordance with applicable regulations. The long term viability of the Company is dependent upon successful completion and operation of a casino hotel complex. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Pannell Kerr Forster of Texas, P.C.
Houston Texas
June 25, 1999

                          NEVADA GOLD & CASINOS, INC.
                          CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 1999, AND 1998


                                                                                    1999                    1998
                                                                               -------------           -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $     161,234           $     154,367
Notes receivable                                                                     154,763                  65,000
Other assets                                                                         153,315                  18,211
                                                                               -------------           -------------
TOTAL CURRENT ASSETS                                                                 469,312                 237,578


Investment in Isle of Capri Black Hawk                                                    --                 599,828
Colorado Real Estate (Gold Mountain Development, LLC.)                             1,807,489               1,676,809
Mining properties (Goldfield Resources, Inc.)                                        480,812                 480,812
Sunrise Land & Minerals, Inc.                                                        371,750                 525,000
Note Receivable from Affiliate                                                     1,306,547                      --
Furniture, fixtures and equipment, net of accumulated depreciation
  Of $114,767 in 1999 and $81,677 in 1998                                             93,836                  95,672
                                                                               -------------           -------------
TOTAL ASSETS                                                                   $   4,529,746           $   3,615,699
                                                                               =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                       $     102,494           $      56,248
Accrued interest payable                                                             125,993                  49,154
Short term notes payable                                                           1,735,000                 279,591
Current portion of long term debt                                                     28,942                  73,187
                                                                               -------------           -------------
TOTAL CURRENT LIABILITIES                                                          1,992,429                 458,180
                                                                               -------------           -------------
LONG-TERM DEBT
Mortgages payable, net of current portion                                             38,731                 111,023
Notes payable, net of current portion                                                508,240                 521,718
                                                                               -------------           -------------
TOTAL LONG-TERM DEBT                                                                 546,971                 632,741
                                                                               -------------           -------------
OTHER LIABILITIES
Deferred gain                                                                        -                       591,404
                                                                               -------------           -------------
TOTAL LIABILITIES                                                                  2,539,400               1,682,325
                                                                               -------------           ------------

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized,
     141,490 shares outstanding at
     March 31, 1999 and 1998, respectively                                         1,414,900               1,414,900
Common stock, $.12 par value, 20,000,000 shares authorized,
     9,811,664 and 8,822,464 shares outstanding
     March 31, 1999, and 1998, respectively                                        1,177,400               1,058,696
Additional paid in capital                                                         8,695,495               7,095,896
Accumulated deficit prior to development stage (12/27/93)                         (2,296,077)             (2,296,077)
Accumulated deficit during development stage                                      (7,001,372)             (5,340,041)
                                                                               -------------           -------------
TOTAL STOCKHOLDERS' EQUITY                                                         1,990,346               1,933,374
                                                                               -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                                     $   4,529,746           $   3,615,699
                                                                               =============           =============

  The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 1999, AND 1998
 INCLUDING CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993


                                                                                      CUMULATIVE
                                                                                       AMOUNTS
                                                                                        DURING
                                                                                     DEVELOPMENT
                                                                                     STAGE (SINCE
                                                1999               1998               12/27/93)
                                           -------------      -------------         -------------
REVENUES
Royalty income                             $      16,000      $      15,000         $     235,000
Gain on sale-part interest Isle of Capri
    Black Hawk                                   147,851            135,116               282,967
Gain on sale of Colorado Real Estate             197,304                 --               197,304
Interest income                                   86,693                 --                86,693
Other income                                       6,106              3,096               505,372
                                           -------------       ------------         -------------
TOTAL REVENUES                                   453,954            153,212             1,307,336
                                           -------------       ------------         -------------
EXPENSES
General and administrative                       431,309            573,777             2,134,242
Interest expense                                 220,578            217,570               925,170
Salaries                                         310,037            250,210               839,231
Legal and professional fees                      304,824            644,067             2,216,842
Other                                            110,173             76,728               483,355
                                           -------------       ------------         -------------
TOTAL EXPENSES                                 1,376,921          1,762,352             6,598,840
                                           -------------       ------------         -------------
EQUITY IN EARNINGS (LOSS) OF ISLE OF
    CAPRI BLACK HAWK                            (656,275)          (971,504)           (1,627,779)
EQUITY IN EARNING (LOSS) OF RCI                  (82,089)                --               (82,089)
                                           -------------      -------------         -------------
NET LOSS                                   $  (1,661,331)     $  (2,580,644)        $  (7,001,372)
                                           =============      =============         =============
PER SHARE INFORMATION
Net loss                                   $  (1,661,331)     $  (2,580,644)        $  (7,001,372)
Preferred stock dividends accumulated           (169,788)          (146,047)             (342,865)
                                           -------------      -------------         -------------
Loss available to common stockholders      $  (1,831,119)     $  (2,726,691)        $  (7,344,237)
                                           =============      =============         =============
Weighted average number of common
    Shares outstanding                         9,274,986          8,494,093             7,373,512
                                           =============      =============         =============

Net loss per common share - basic          $        (.20)     $        (.32)        $       (1.00)
                                           =============      =============         =============


  The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1999, AND 1998
  INCLUDING CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

[CAPTION]

                                         Stock              Preferred Stock                   Common Stock
                                     Subscriptions       Shares          Amount         Shares *         Amount
                                     -------------   --------------- --------------- --------------- ---------------

Balance at 3/31/93                      $      -           -            $  -              1,426,939     $   171,233

Stock issued for cash                                                                       133,333          16,000
Stock issued for property
    12/27/93                                                                              3,166,667         380,000
Cash for stock subscriptions                295,500
Contribution of salaries to paid in
    Capital by officer
Net loss
                                        -----------      -------        --------          ---------     -----------
Balance at 3/31/94                          295,500                                       4,726,939  $      567,233

Stock subscriptions outstanding            (295,500)
Stock issued for property
    8/1/94                                                                                2,204,434         264,532
Stock issued for cash 3/31/94                                                               390,000          46,800
Stock issued for cash 4/15/94                                                               392.400          47,088
Stock issued for cash 8/15/94                                                               295,371          35,445
Net loss
                                        -----------      -------        --------          ---------     -----------
Balance at 3/31/95                   $       -             -            $                 8,009,144  $      961,098
                                                                     -

Stock issued for cash 2/7/96                                                                  2,784             334
Stock issued associated with debt
    Offering 3/31/96                                                                          9,820           1,178
Stock issued for promotional and
    Employee benefits 2/8/96                                                                  4,151             498
Stock issued for accounting
    Expenses 2/8/96                                                                           7,472             897


                                        Additional                       Total
                                           Paid        Accumulated    Stockholders'
                                        In Capital       Deficit          Equity
                                        ----------     -----------    -------------

Balance at 3/31/93                      $ 2,559,028   $ (2,296,077)    $   434,184

Stock issued for cash                         84,000                        100,000
Stock issued for property
    12/27/93                                 703,000                      1,083,000
Cash for stock subscriptions                                                295,500
Contribution of salaries to paid in
    Capital by officer                         1,000                          1,000
Net loss                                                   (113,203)       (113,203)
                                        ------------  -------------    ------------
Balance at 3/31/94                      $  3,347,028  $  (2,409,280)   $   1,800,481

Stock subscriptions outstanding                                            (295,500)
Stock issued for property
    8/1/94                                   182,468                        447,000
Stock issued for cash 3/31/94                                                46,800
Stock issued for cash 4/15/94                541,512                        588,600
Stock issued for cash 8/15/94                486,610                        522,055
Net loss                                                   (434,364)       (434,364)
                                        ------------  -------------    ------------
Balance at 3/31/95                     $   4,557,618  $  (2,843,644)  $   2,675,072


Stock issued for cash 2/7/96                   5,930                          6,264
Stock issued associated with debt
    Offering 3/31/96                          20,917                         22,095
Stock issued for promotional and
    Employee benefits 2/8/96                  13,189                         13,687
Stock issued for accounting
    Expenses 2/8/96                           24,834                         25,731


                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1999, AND 1998
  INCLUDING CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993


                                             Stock              Preferred Stock                   Common Stock
                                         Subscriptions       Shares          Amount         Shares *        Amount
                                         -------------   --------------- --------------- --------------- -----------


Additional stock issued for property
  (Note 3) 1/19/96                                                                              50,000          6,000
Investment banker's option expense
Interest paid in stock 3/31/96                                                                  14,000          1,680
Net loss
                                            --------     ---------           ----------     ----------     ----------
Balance at 3/31/96                          $    -             -             $               8,097,371     $  971,685
                                                                            -

Stock issued for cash 4/30/96                                                                    1,667            200
Stock issued for services 8/9/96                                                                 2,000            240
Stock issued for note conversion 8/23/96                                                       166,667         20,000
Stock issued for services 8/30/96                                                                8,749          1,050
Stock issued for interest 9/4/96                                                                   833            100
Stock issued for note conversion 12/23/96                                                       33,007          3,961
Stock issued for cash 12/23/96                                                                   5,000            600
Stock issued for services 12/31/96                                                               2,596            312
Stock issued for note conversion and
  Management fee 12/31/96                                  90,100              901,000
Stock issued for note conversion 2/27/97                                                        31,917          3,830
Consultant and investment bankers
   option expense
Other, including fractional shares                                                                (761)           (92)
Net loss
                                            --------     ---------           ----------     ----------     ----------
Balance at 3/31/97                          $    -         90,100            $ 901,000        8,349,046    $1,001,886

Stock issued for cash 6/23/97                                                                    65,974          7,917
Stock issued for services 6/23/97                                                                 2,300            276
Stock issued for note conversion 8/19/97                                                         58,974          7,077
Stock issued for cash 8/19/97                                                                    11,765          1,412
Stock issued for note conversion and
    Management fee 8/19/97                                 51,190              511,900
Stock issued for cash 9/3/97                                                                     11,765          1,412



                                             Additional                       Total
                                                Paid        Accumulated    Stockholders'
                                             In Capital       Deficit          Equity
                                             ----------     -----------    -------------
Additional stock issued for property
  (Note 3) 1/19/96                                (6,000)
Investment banker's option expense               225,000                         225,000
Interest paid in stock 3/31/96                    40,320                          42,000
Net loss                                                        (598,752)       (598,752)
                                             -----------    ------------    ------------
Balance at 3/31/96                           $ 4,881,808    $ (3,442,396)   $  2,411,097


Stock issued for cash 4/30/96                      3,550                           3,750
Stock issued for services 8/9/96                   5,760                           6,000
Stock issued for note conversion 8/23/96         522,966                         542,966
Stock issued for services 8/30/96                 27,974                          29,024
Stock issued for interest 9/4/96                   2,400                           2,500
Stock issued for note conversion 12/23/96         95,060                          99,021
Stock issued for cash 12/23/96                     6,900                           7,500
Stock issued for services 12/31/96                                                   312
Stock issued for note conversion and
  Management fee 12/31/96                                                        901,000
Stock issued for note conversion 2/27/97          47,238                          51,068
Consultant and investment bankers
   option expense                                363,250                         363,250
Other, including fractional shares                    53                             (39)
Net loss                                                      (1,613,078)     (1,613,078)
                                             -----------    ------------    ------------
Balance at 3/31/97                           $ 5,956,959    $ (5,055,474)   $  2,804,371

Stock issued for cash 6/23/97                     87,083                          95,000
Stock issued for services 6/23/97                  3,036                           3,312
Stock issued for note conversion 8/19/97          92,176                          99,253
Stock issued for cash 8/19/97                     18,588                          20,000
Stock issued for note conversion and
    Management fee 8/19/97                                                       511,900
Stock issued for cash 9/3/97                      18,588                          20,000

                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1999, AND 1998
  INCLUDING CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993



                                             Stock              Preferred Stock                   Common Stock
                                         Subscriptions       Shares            Amount          Shares*        Amount
                                         -------------   ---------------  --------------  --------------- -----------

Stock issued for
   Compensation 10/31/97                                                                           10,000           1,200
Stock issued for cash 12/29/97                                                                     27,400           3,288
Stock issued for
    Management fees-12/29/97                                          200         2,000
Stock issued for cash 1/16/98                                                                       5,601             672
Stock issued for note conversion 1/31/98                                                           10,706           1,285
Stock issued for services 1/31/98                                                                   4,250             510
Stock issued for note conversion 2/1/98                                                            33,770           4,052
Stock issued for cash 2/10/98                                                                      30,000           3,600
Stock issued for cash 2/25/98                                                                      25,295           3,035
Stock issued for services 2/28/98                                                                  38,000           4,560
Stock issued for note conversion 2/28/98                                                          102,618          12,314
Stock issued for cash 2/28/98                                                                      32,555           3,907
Stock issued for cash 3/5/98                                                                        2,445             293
Consultant option expense
Net Loss
                                           -----------         ----------    ----------        ----------     -----------
Balance at 3/31/98                         $       -              141,490   $ 1,414,900         8,822,464     $ 1,058,696

Stock issued for cash 6/11/98                                                                      76,595           9,191
Stock issued for note conversion 6/11/98                                                           88,763          10,651
Stock issued for note conversion 6/18/98                                                           60,000           7,200
Stock issued for cash 6/18/98                                                                      15,000           1,800
Stock issued for
   Compensation 6/30/98                                                                             6,667             800
Preferred Stock dividends
Cancelled/retired stock 8/01/98                                                                   (42,750)         (5,130)
Stock issued for cash 10/26/98                                                                    117,130          14,056
Stock issued for note conversion 10/26/98                                                         188,200          22,584
Stock issued for asset 10/26/98                                                                    10,000           1,200
Stock issued for services 10/26/98                                                                  3,523             423


                                              Additional                       Total
                                                 Paid        Accumulated    Stockholders'
                                              In Capital       Deficit          Equity
                                              ----------     -----------    -------------
Stock issued for
   Compensation 10/31/97                          13,800                           15,000
Stock issued for cash 12/29/97                    43,212                           46,500
Stock issued for
    Management fees-12/29/97                                                        2,000
Stock issued for cash 1/16/98                      9,421                           10,093
Stock issued for note conversion 1/31/98          17,485                           18,770
Stock issued for services 1/31/98                  6,715                            7,225
Stock issued for note conversion 2/1/98           57,744                           61,796
Stock issued for cash 2/10/98                     47,400                           51,000
Stock issued for cash 2/25/98                     39,965                           43,000
Stock issued for services 2/28/98                 50,915                           55,475
Stock issued for note conversion 2/28/98         124,765                          137,079
Stock issued for cash 2/28/98                     61,093                           65,000
Stock issued for cash 3/5/98                       4,507                            4,800
Consultant option expense                        442,444                          442,444
Net Loss                                                     (2,580,644)       (2,580,644)
                                           -------------   ------------       -----------
Balance at 3/31/98                         $ $ 7,095,896   $ (7,636,118)      $ 1,933,374

Stock issued for cash 6/11/98                    153,103                          162,294
Stock issued for note conversion 6/11/98         139,490                          150,141
Stock issued for note conversion 6/18/98          72,000                           79,200
Stock issued for cash 6/18/98                     35,450                           37,250
Stock issued for
   Compensation 6/30/98                            9,200                           10,000
Preferred Stock dividends                       (200,000)                        (200,000)
Cancelled/retired stock 8/01/98                 (148,120)                        (153,250)
Stock issued for cash 10/26/98                   261,746                          275,802
Stock issued for note conversion 10/26/98        262,475                          285,059
Stock issued for asset 10/26/98                   23,800                           25,000
Stock issued for services 10/26/98                 8,193                            8,616

                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1999, AND 1998
  INCLUDING CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993



                                             Stock                  Preferred Stock                 Common Stock
                                         Subscriptions           Shares        Amount           Shares*         Amount
                                         -------------         ----------   ------------      ------------   ------------

Stock issued for services 11/24/98                                                                 117,778         14,133
Stock issued for cash 11/24/98                                                                      92,285         11,074
Stock issued for note conversion 11/24/98                                                           34,329          4,120
Stock issued for
       Employee gifts 12/30/98                                                                       4,350            522
Stock issued for services 1/18/99                                                                    3,000            360
Stock issued for services 3/12/99                                                                    1,284            154
Stock issued for cash 3/12/99                                                                       59,837          7,181
Stock issued for cash 3/31/99                                                                      137,253         16,470
Stock issued for services 3/31/99                                                                   15,956          1,915
Net loss
                                              ==========       --=========   ============       =========     -==========
Balance at 3/31/99                            $   -                141,490   $  1,414,900       9,811,664     $ 1,177,400
                                              ==========       ===========   ============       =========     ===========


                                              Additional                       Total
                                                 Paid        Accumulated    Stockholders'
                                              In Capital       Deficit          Equity
                                              ----------     -----------    -------------
Stock issued for services 11/24/98              157,867                          172,000
Stock issued for cash 11/24/98                  265,781                          276,855
Stock issued for note conversion 11/24/98        98,866                          102,986
Stock issued for
       Employee gifts 12/30/98                    9,266                            9,788
Stock issued for services 1/18/99                 7,140                            7,500
Stock issued for services 3/12/99                 3,696                            3,850
Stock issued for cash 3/12/99                   185,688                          192,869
Stock issued for cash 3/31/99                   208,723                          225,193
Stock issued for services 3/31/99                45,235                           47,150
Net loss                                                    (1,661,331)       (1,661,331)
                                             ----------    -----------       -----------
Balance at 3/31/99                           $8,695,495    $(9,297,449)      $ 1,990,346
                                             ==========    ===========       ===========




*  Adjusted for three-for-one reverse stock split.






   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1999, AND 1998
  INCLUDING CUMULATIVE AMOUNTS DURING DEVELOPMENT STAGE SINCE DECEMBER 27, 1993

                                                                                      CUMULATIVE
                                                                                        AMOUNTS
                                                                                         DURING
                                                                                       DEVELOPMENT
                                                                                      STAGE (SINCE
                                                        1999             1998           12/27/93)
                                                     ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                             $ (1,661,331)   $ (2,580,644)    $ (7,001,372)
Adjustment to reconcile net loss to net cash
  Provided (used) by operating activities
     Depreciation                                          33,090          26,401          105,961
     Equity in net loss of Isle of Capri Black Hawk       656,275         971,504        1,627,779
     Equity in net loss of RCI                             82,089          -                82,089
     Consultant, investment bankers, and other
          Option expense                                  258,904         442,444        1,021,973
      Gain on sale-part interest Isle of
          Capri Black Hawk                               (147,851)       (135,116)        (282,967)
Gain on sale of Colorado Real estate                     (197,304)         -              (197,304
Other                                                      -                  231              231
Changes in operating assets and liabilities:
     Prepaid expenses and other assets                   (135,104)         (2,985)          68,437
     Accounts payable and liabilities                     138,742         111,626        1,317,407
                                                     ------------    ------------     ------------
 NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES        (972,490)     (1,166,539)      (3,257,766)
                                                     ------------    ------------     ------------
CASH FLOW FROM INVESTING ACTIVITIES:
Real estate and assets held for development              (191,881)        (85,211)      (1,549,606)
Purchase of furniture, fixtures and equipment              (6,254)        (19,621)         (54,913)
Proceeds from sale of part interest of
    Isle of Capri Black Hawk                               -              833,334          833,334
Repurchase interest in Isle of Capri Black Hawk          (500,000)         -              (500,000)
Advances to RCI                                          (104,115)         -              (104,115)
Advances to affiliates                                 (1,506,547)         -            (1,506,547)
Proceeds on disposition of property                        36,610           8,866           45,746
                                                     ------------    ------------     ------------
NET CASH PROVIDED
    (USED) IN INVESTING ACTIVITIES                     (2,272,187)        737,368       (2,836,371)
                                                     ------------    ------------     ------------
CASH FLOW FROM FINANCING ACTIVITIES
Salaries contributed by officers                           -               -
                                                                                             1,000
Common stock issued for cash, net of offering costs     1,170,263         355,392        2,547,218
Payment for fractional shares                              -               -                   (36)

Proceeds from debt                                      2,352,386       1,179,496        7,118,044
Payments on debt                                         (271,105)     (1,029,595)      (3,712,642)
Prepaid stock subscriptions                                -               -
                                                                                           295,500
                                                     ------------    ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               3,251,544         505,293        6,249,084
                                                     ------------    ------------     ------------
NET INCREASE IN CASH                                        6,867          76,122          154,947
BEGINNING CASH BALANCE                                    154,367          78,245            6,287
                                                     ------------    ------------     ------------
ENDING CASH BALANCE                                  $    161,234    $    154,367    $     161,234
                                                     ============    ============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                               $    141,458    $    149,057    $     554,958
                                                     ============    ============    =============
CASH PAID FOR TAXES                                        -               -                -
                                                     ============    ============    =============


   The accompanying notes are an integral part of these financial statements.

1.BUSINESS

         Nevada Gold & Casinos, Inc., which currently trades on the bulletin board under the ticker symbol "UWIN" (referred to as "UWIN"), has developed its business in the areas of gaming, real estate development, and restaurant franchise operation. UWIN was founded in 1977 under the name Pacific Gold & Uranium Corporation. On December 27, 1993, control of UWIN changed and its primary focus was redirected from extractive mining to the development of gaming and real estate properties in Colorado. UWIN is considered to be in the development stage since December 27, 1993. In January 1994, UWIN changed its name from Pacific Gold Corporation to Nevada Gold & Casinos, Inc.

         In June 1997, UWIN and Isle of Capri Casinos, Inc. ("Isle") (then known as Casino America, Inc.), through wholly-owned subsidiaries, BlackHawk Gold, Ltd. ("BHG"), and Casino America of Colorado, Inc. ("CAC"), respectively, entered into a joint venture, the Isle of Capri-Black Hawk, L.L.C. ("IC-BH"). The purpose of the joint venture was the construction and operation of the IC-BH Casino (the "Casino") and a hotel on the Black Hawk Property. The Casino opened for business on December 30, 1998, and the Isle of Capri operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN's total current ownership interest in IC-BH is 43%.

         Construction of a $29 million 237-room hotel on top of the Casino began in June 1999 and is proceeding under a "guaranteed maximum price" design/build agreement. The hotel is expected to be completed in July 2000.

         In addition, UWIN and its subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

         UWIN's internally-generated cash flows from operations have historically been and continue to be insufficient for its cash needs. UWIN has historically relied upon equity and debt financing to fund operations. UWIN's current cash forecasts indicate that there will be negative cash flows from operations for the balance of the current fiscal year. It is likely that UWIN will be required to seek debt or equity financing, curtail operations, or sell assets in order to bring its cash flow into balance; however, currently UWIN has no specific plans or commitments to take any of these courses of action. Management's strategy is to raise additional funds through the sale of UWIN debt and equity securities, including those held by affiliates of UWIN. In the event that UWIN is required to take any of these courses of action, UWIN cannot assure that it will be successful in its efforts.

         The short-term viability of UWIN is dependent upon UWIN's ability to raise sufficient capital to meet its cash requirements. In addition, UWIN and its venture partner, Isle, have developed the Casino that commenced operations in December 1998; however, UWIN cannot assure that the Casino will continue to be successful. The ownership and operation of gaming facilities are subject to extensive state and local regulations. UWIN cannot assure that it or Isle will be able to continue to comply or conduct business in accordance with the applicable regulations. The long-term viability of UWIN is dependent upon the continued successful operation of the Casino and successful completion and operation of the hotel being constructed on top of the Casino. The factors described above raise substantial doubt about UWIN's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that UWIN will continue as a going concern. If UWIN is unable to continue as a going concern, the values realized from UWIN's assets may be less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset-carrying amounts or the amount and classification of liabilities that might result should UWIN be unable to continue as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND EQUIVALENTS. Interest-bearing deposits and other investments, with original maturities of three months or less, are considered cash and cash equivalents.

         MINING PROPERTIES AND CLAIMS. UWIN capitalizes costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. UWIN carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At March 31, 1999, and 1998, management believes the net realizable value of the mineral reserves is in excess of UWIN's cost in the claims.

         REAL ESTATE HELD FOR DEVELOPMENT. Property held for development consists of undeveloped land located in and around Black Hawk, Colorado, and Nevada County, California. UWIN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

         NEW ACCOUNTING STANDARDS. In November 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of this statement are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. UWIN believes that this standard will not have a material impact on its financial statements or the disclosures to the financial statements.

         Statement of position ("SOP") 98-5 "Reporting on the Cost of Start-up Activities," requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. UWIN believes the adoption of SOP 98-5 will not have a material effect on its financial statement.

         FURNITURE, FIXTURES, AND EQUIPMENT. UWIN depreciates furniture, fixtures, and equipment over their estimated useful lives, ranging from 2 to 7 years, using the straight-line method. Expenditures for furniture, fixtures, and equipment are capitalized at cost. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized on the property. Ordinary maintenance and repairs are charged to expense, and replacements and betterments are capitalized.

         LOSS PER SHARE DATA. Loss per share is based on the weighted average number of common shares outstanding during each year.

         RECLASSIFICATIONS. Certain prior-year balances have been reclassified to conform to current year presentations.

         BASIS OF PRESENTATION. These financial statements are consolidated for all wholly-owned subsidiaries as of March 31, 1999, and 1998. Affiliated companies in which UWIN does not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

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

3.       ISLE OF CAPRI BLACK HAWK

         In April 1997, UWIN and Isle, through wholly-owned subsidiaries, BHG and CAC, respectively, formed IC-BH. The purpose of IC-BH was the construction and operation of the Casino and a hotel on the Black Hawk Property. The Casino opened for business on December 30, 1998, and the Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

         On August 20, 1997, IC-BH and Isle of Capri Capital Corp., a wholly-owned subsidiary of IC-BH that had no operations, assets or liabilities, issued $75,000,000 of 13% First Mortgage Notes due 2004, with contingent interest, in order to finance the construction and development of the Casino.

         The rights and obligations of CAC and BHG are governed in part by the Amended and Restated Operating Agreement of the Isle of Capri-Black Hawk (the "Agreement") dated as of July 1997. The Agreement provides that IC-BH will continue until December 31, 2096, or until the time that dissolution may occur. Pursuant to the Agreement, CAC contributed cash, land purchase rights, and development costs to IC-BH and BHG contributed land to IC-BH.

         On July 29, 1997, CAC, Isle, BHG, and UWIN also entered into a Members Agreement (the "Members Agreement") that addressed the development of the Casino, management of IC-BH, additional capital contributions, and other matters. On August 20, 1997, CAC purchased from BHG a 4.2% ownership interest (the "Transferred Interest") in IC-BH for $700,000, and BHG was given 180 days to reaquire all or a portion of the Transferred Interest for $700,000 together with interest. In addition, pursuant to the Members Agreement, BHG had the right to sell up to an additional 4.8% ownership interest in IC-BH to CAC (the "Put") for up to $800,000, and to repurchase, within 180 days, any ownership interest sold pursuant to the Put, with the repurchase price being the price for which the ownership interest was sold, together with interest. Pursuant to the Put, CAC purchased from BHG (i) an additional .8% interest on November 13, 1997, for $133,333, and (ii) an additional 4% ownership interest on February 16, 1998, for

$666,667, exhausting BHG's right to sell any additional interest under the terms of the Put. BHG subsequently repurchased from CAC a 4% ownership interest out of the Transferred Interest for $715,000, including interest. As a result, BHG held a 40% ownership interest in IC-BH at March 31, 1998.

         The 180-day period to repurchase the .8% ownership interest expired on May 12, 1997, and the gain resulting from the sale was recognized in UWIN's March 31, 1998, financial statements. The 180-day period for the repurchase of the 4% ownership sold to CAC on February 16, 1998, expired on August 15, 1998, and the $591,404 gain relating to the sale was deferred in UWIN's March 31, 1998, financial statements. In August of 1998, BHG repurchased from CAC 3% of the ownership interest for $536,250, including interest. A gain of $147,851 was recorded on the sale of the 1% interest that was not repurchased by BHG.

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's year ended March 31, 1999, IC-BH's undistributed earnings allocable to UWIN through March 28, 1999 totaled $2,155,710. In accordance with the equity method of accounting, UWIN's investment account balance was reduced to zero, and the remaining allocated loss of $1,499,436 is not reflected in the financial statements.

         The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal year ended April 25, 1999:


(in thousands)
Current assets                                                                 $       1,612
Property and equipment                                                                40,942
Other assets                                                                          53,323
                                                                               -------------
                                                                               $      95,877
                                                                               -------------
Current liabilities                                                            $       7,904
Long-term debt                                                                        75,000
Members' equity                                                                       12,973
                                                                               -------------
                                                                               $      95,877
                                                                               -------------
Revenue:
Casino                                                                         $      20,679
Food, beverage, and other                                                              1,367
                                                                               -------------
Total revenue                                                                  $      22,046

Operating expenses:
Casino                                                                                 2,886
Gaming taxes                                                                           3,930
Food, beverage, and other                                                             14,224
Depreciation                                                                             985
                                                                               -------------
Total operating expenses                                                       $      22,025

Operating income                                                                          21
Interest expense, net                                                                 (5,207)
                                                                               -------------
Net loss                                                                       $      (5,186)
                                                                               -------------


         The net loss of IC-BH for the fiscal year ended April 25, 1999, includes $3,320,000 of one-time charges related to pre-opening costs which were expensed as of December 30, 1998, the day the Casino opened.

4.       REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

         UWIN, through its wholly-owned subsidiary, Gold Mountain Development, L.L.C. ("GMD"), owns approximately 170 acres of real property in the vicinity of Black Hawk, Colorado. During the year ended March 31, 1999, GMD exchanged certain acres of real property located in Gilpin County, Colorado, with Proland Management, L.L.C. ("Proland"), in exchange for other acres of real property owned by Proland, cash, Proland's assumption of some of UWIN's notes payable, and purchaser-financed short-term notes receivable totaling $132,737. The note receivable bears interest at rates ranging from 12% per annum to 16% per annum. A gain on sale totaling $197,304 was recognized from this transaction.

         The casinos currently operating in Black Hawk employ in excess of 5,000 individuals. Because only limited residential housing is available in Black Hawk, these employees generally commute daily for distances of twenty-five miles or more each way. With the exception of existing casinos, no commercial facilities exist in Black Hawk to provide even the most basic amenities for Black Hawk residents.

         UWIN has entered into a contract with HealthyPlaces, Inc., to conduct a feasibility study regarding developing a master-planned residential and commercial project on the Property, to make proposals regarding a master-planned community for the Property, and to obtain investors and/or joint venture partners for it and UWIN in order to finance the projects. Sales of pad sites may be made to assist in the funding of the project.

         During fiscal 1995, UWIN agreed to purchase 100% of the outstanding common stock of Sunrise Land and Minerals Corporation ("Sunrise") in exchange for a seller-financed non-recourse note. UWIN retired that note on August 23, 1996, through the issuance of 166,667 shares of restricted UWIN common stock. Sunrise owns 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise has been inactive since its acquisition in 1995. During the year ended March 31, 1999, UWIN revalued the real property owned by Sunrise to its estimated fair value. Based on this valuation, on August 1, 1998, the original sellers of Sunrise returned 42,750 shares of UWIN's common stock which was subsequently canceled and retired.

5.       RESTAURANT CONNECTIONS INTERNATIONAL, INC.

         In August 1998, Restaurant Connections International, Inc. ("RCI"), was formed with UWIN as a founding shareholder. UWIN currently owns an approximate 30% interest in RCI. In December 1998, RCI purchased the sole Pizza Hut franchisee in Sao Paulo, Brazil, which owned and operated 18 Pizza Hut restaurants and one KFC restaurant in Sao Paulo. The KFC restaurant is currently being converted into a Pizza Hut restaurant.
The Chairman of RCI is James Wong, who was elected a Director of UWIN in March 1999.

6.       MINING PROPERTIES AND CLAIMS

         In June 1998, Goldfield Resources, Inc. ("Goldfield"), was organized as a wholly-owned subsidiary of UWIN. The Board of Directors approved the transfer of UWIN's land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 mining claims, to Goldfield in exchange for shares of common stock of Goldfield. Goldfield is not directly involved in mining operations, and in August 1998 secured a mining lease for its properties with Romarco Nevada, Inc. ("Romarco"), and retains a royalty interests under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

         Under the terms of the lease with Romarco, Romarco makes an advance royalty payment to UWIN of $2,000 per month each month for the first twelve months of the lease agreement. Beginning August 1, 1999, the advance royalty payment increases to $3,000 per month; on August 1, 2000, it increases to $4,000 per month, and on August 1, 2001, it increases to $5,000 per month. Beginning August 1, 2002, the $5,000 monthly payment is to be adjusted, up or down, by the change in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments are to be credited to the production royalty payable under the lease. Romarco has agreed to pay UWIN a production royalty of 5% of all "Ore" and "Product" as defined in the lease, with all credits and offsets as provided in the lease, and Romarco may repurchase up to one percentage point of the royalty for $2,500,000. Romarco has the right to terminate the lease agreement at any time by giving UWIN written notice. If Romarco terminates the lease, UWIN retains all advance royalty and other payments made to it by Romarco as liquidated damages.

7.       SHORT-TERM NOTES PAYABLE

         The following notes will become due and payable on or before March 31, 2000:


                                                                                    1999                  1998
                                                                               --------------       ---------------
Note payable to individual, bearing interest at 12%, payable on 8/13/99.       $    1,000,000       $             0

Note payable to individual, bearing interest at 12%, payable on 8/19/99               600,000                     0


Note payable to individual, bearing interest at 12%, payable on demand                 35,000                     0


Note payable to individual, bearing interest at 12%, payable on 5/15/99               100,000                     0


Earnest money promissory note, dated 10/20/95, due on 9/30/97.                              0                40,000

Notes payable to affiliate, bearing interest at 12%, payable on demand                      0               162,791

Note payable to individual, bearing interest at 12%, payable on demand                      0                76,800
                                                                               --------------       ---------------
Total short-term notes payable                                                 $    1,735,000       $       279,591
                                                                                ==============       ===============


8.       LONG-TERM DEBT

         MORTGAGES PAYABLE. Mortgages payable are comprised of three mortgage notes of GMD, all secured by real property, consisting of undeveloped land in the city of Black Hawk, Colorado, or in an adjacent area in the County of Gilpin. The mortgage terms as of March 31, 1999, and 1998 are as follows:

                                                                                     1999                 1998
                                                                                ---------------      ---------------
Notes payable, interest at 8%, payable in monthly payments of $177 to
$1,658, due December 1998 through February 2004                                $             0      $       122,337

Note payable, interest at 8%, payable in monthly payments of $650
through April 2001.                                                                     14,403               18,178

Note payable, interest at 8.5%, payable in monthly payments of $575,
through December 2003.                                                                  26,893               31,304

Note payable, interest at 8%, payable in monthly payments of $500,
through July 2000.                                                                      13,957                    0
                                                                                --------------      ----------------
Total mortgages payable                                                                 55,253              171,819

Current portion of mortgages payable                                                   (16,522)             (60,796)
                                                                                --------------      ----------------
Long term mortgages payable                                                    $        38,731      $       111,023
                                                                                ==============      ================

         The aggregate principal maturities on long term mortgages for the years ending March 31 are as follows:

                 2000                 $  16,522
                 2001                    21,474
                 2002                     6,073
                 2003                     6,189
                 2004                     4,995
                                      ---------
                 Total                $  55,253

         OTHER LONG-TERM NOTES AND CAPITAL LEASES PAYABLE. Long-term notes and capital leases payable as of March 31, 1999, and 1998 are as follows:

                                                                                    1999                 1998
                                                                                -------------        -------------
Capital leases for acquisition of computers, principal and interest
             payments in the amounts of  $1,345 monthly, maturing 2001.         $     20,660         $     34,109

Note payable to Isle , interest at the higher of 14.5% or Isle's highest
cost of funds plus 2%, maturing August 2000.                                         500,000              500,000
                                                                                ------------         ------------
                                                                                     520,660              534,109
Total other long term notes and capital leases payable

Current portion of other long-term notes and capital leases payable                  (12,420)             (12,391)
                                                                                ------------        -------------

                                                                                $    508,240        $     521,718
Other long term notes and capital leases payable                                ============        =============

         UWIN has entered into a lease agreement for four computers that expires in 2001. Future minimum lease payments for capital leases for the years ending March 31 are as follows:

           2000                                     $ 16,138
           2001                                        9,414
                                                     -------
                                                      25,552
           Interest and sales tax                     (4,892)

           Net Present Value                        $ 20,660
                                                    ========

9.       TAXES BASED ON INCOME

         UWIN adopted SFAS No. 109, "Accounting for Income Taxes," effective April 1, 1993. Under SFAS No. 109, deferred tax liabilities are determined based on the difference between financial statement and tax bases of all assets and liabilities, measured by using the enacted statutory tax rates.

         SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards. For the year ended March 31, 1999, UWIN had net operating loss carryforwards amounting to $7,178,826. The loss carryforwards expire in the years ending March 31 as follows:

          2000                              $  103,298
          2001                                 340,495
          2002                                 206,292
          2003                                 310,240
          2004                                  76,101
          2005                                 348,266
          2006                                 278,648
          2008                                  12,130
          2009                                 111,926
          2010                                 425,947
          2011                                 602,051
          2012                               1,295,568
          2013                               1,166,696
          2014                               1,901,168
                                            ----------
                                            $7,178,826

         The loss carryforwards are subject to certain limitations under the Internal Revenue Code. UWIN has recorded a deferred tax asset in each year amounting to $2,440,801 and $1,815,962 as of March 31, 1999, and 1998,
respectively, as a result of the future tax benefit of the net operating loss carryforward, determined by applying the enacted statutory rate of 34% to the carryforwards. However, UWIN believes that the utilization of these net operating loss carryforwards could be significantly limited due to a change in ownership in 1994. UWIN also has recorded a deferred tax asset for compensation expense in connection with the issuance of stock options and for losses of its equity investment that are not currently deductible for Federal income tax purposes. Since the ability of UWIN to realize the deferred tax assets is not certain, a valuation allowance has been recorded for both years in an amount equal to the deferred tax assets:

                                                             MARCH 31,                           MARCH 31,
                                                               1999            ACTIVITY           1998
                                                        ------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                         $ 2,440,801          $ 624,839     $ 1,815,962
Stock options                                                186,211            (73,232)        259,443
Losses of equity investment                                  756,146            425,835         330,311
                                                         -----------          ---------     -----------
    Total deferred tax assets                              3,383,158            977,442       2,405,716
Valuation allowance for deferred tax assets               (3,383,158)          (977,442)     (2,405,716)
                                                         -----------          ---------     -----------
 Net deferred tax assets                                 $         0          $       0      $        0
                                                         ===========          =========     ===========

Reconciliations between the statutory federal income tax (benefit) rate and UWIN's effective income tax (benefit) rate as a percentage of loss from continuing operations were as follows:

                                                                      YEAR ENDED MARCH 31,
                                                    ----------------------------------------------------------
                                                                 1999                         1998
                                                    ----------------------------------------------------------
                                                         PERCENT        DOLLARS      PERCENT      DOLLARS
                                                         -------        -------      -------      -------
Tax benefit at statutory federal rate                     (34%)        $(564,853)     (34%)     $(877,419)
Permanent differences:
    Expired NOL & other                                     -              2,429        1%         32,847
Increase in valuation allowance related
    to current year net operating loss                     39%           646,397       14%        363,830
Stock options                                               -             -             6%        150,431
Suspended losses of Isle of Capri
    Black Hawk                                            (31%)         (509,808)       -               -
Equity in losses of Isle of Capri
    Black Hawk                                             26%           425,835       13%        330,311
                                                         -------       ---------   ------       ---------
Effective income tax benefit rate                           0%         $       0        0%      $       0
                                                         =======       =========   ======       =========

10.      STOCK OPTIONS AND WARRANTS

         Options granted during the year ended March 31, 1998, for investor relations totaled 529,444. Of the options granted, 150,000 options are exercisable immediately, 85,000 options are exercisable in December 2000 and 44,444 options are exercisable in December 2001. The remaining 250,000 options are exercisable upon UWIN's receipt of equity offering or financing in accordance with the terms of the agreements. No options were granted during the year ended March 31, 1999.

         UWIN has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation expense of $0 and $442,444 has been recorded in 1999 and 1998, respectively, in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and SFAS No. 123 for equity awards to nonemployees.

         Information regarding the options for 1999 and 1998 is as follows:

                                                                                 Year Ended March 31,
                                                                                1999              1998
                                                                                ----              ----
             Options outstanding, beginning of year                            976,990         1,127,546
             Options granted                                                         -           529,444
             Options exercised                                                (153,254)                -
             Options expired or cancelled                                      -                (680,000)
                                                                           -----------      ------------
             Options outstanding, end of year                                  823,736           976,990
                                                                           -----------      ------------
             Options exercisable, end of year                                  444,292           597,546
                                                                           -----------      ------------
             Options available for grant, end of year                                -                 -
                                                                           ===========      ============

              Weighted average option exercise price information for 1999 and 1998 is as follows:

                                                                1999              1998
                                                             ----------        ----------
         Outstanding at beginning of year                      $2.21              $2.19
         Granted during the year                                 .00               2.34
         Exercised during the year                              1.70                .00
         Expired or cancelled during the year                    .00               2.25
         Outstanding at end of year                             2.30               2.21
         Exercisable at end of year                             2.14               2.06

         Significant option groups outstanding at March 31, 1999, and related weighted average price and life information is as follows:



                                          Options             Options         Exercise       Remaining
                  Grant Date            Outstanding         Exercisable        Price        Life (Years)
                  ----------            -----------         -----------        -----       ------------
                 April 1994               14,666              14,666           $1.50          1 day
                 November 1995            70,000              70,000            4.50          8 months
                 April 1996              209,626             209,626            1.52          1
                 December 1997           100,000              50,000            2.25          3.8
                 December 1997           429,444             100,000            2.36          1.8

         The weighted average fair value at date of grant for options granted during 1998 was $1.59 per option. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                            1998
                                                            ----
      Expected life (years)                                3.5 years
      Interest rate                                        5.70%
      Dividend yield                                        -

         Had compensation costs for UWIN's stock option plan been determined based on the fair value at the grant date in 1998 consistent with the provisions of SFAS No. 123, UWIN's net loss would have increased to the proforma amounts indicated below:

                                                                 1998
                                                                 ----

                            Net loss - as reported             $2,580,644
                            Net loss - proforma                 2,580,644
                            Loss per share - as reported              .32
                            Loss per share - proforma                 .32

         In connection with the options outstanding at March 31, 1999, 28,668 shares were exercised in April 1999, and 65,292 shares expired on April 11, 1999.

         Additionally, 14,209 stock options that were issued to a Director for services related to the environmental remediation project, at an option price of $1.50, expired April 11, 1999.

         UWIN granted options to purchase 666,667 shares of common stock at $2.25 a share for financial advisory services during 1996, which were cancelled on December 9, 1997.

         At UWIN's annual shareholders' meeting in March 1999, a majority of the shareholders approved the adoption of the 1999 Stock Option Plan, which allows the Compensation Committee of the Board of Directors to award stock options, performance stock, restricted stock, and stock appreciation rights to applicable persons, and for which 1,200,000 shares of stock in UWIN have been set aside. No options had been granted under this plan at March 31, 1999.

11.      SEGMENT REPORTING

         During the year ended March 31, 1999, UWIN adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

         UWIN operates in four business segments (i) gaming, (ii) commercial and residential real estate development, (iii) restaurant franchises, and (iv) mining properties and claims. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado. The commercial and residential real estate segment involves the development of a master-planned residential and commercial property project adjacent to Black Hawk, Colorado. The restaurant franchise segment involves an ownership interest in Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of its property and retaining a royalty interest under the lease.

         Summarized financial information concerning UWIN's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.

                                                            YEAR ENDED MARCH 31, 1999
                          -----------------------------------------------------------------------------------------------------
                                               Restaurant                              Real
                               Gaming          Franchise            Mining            Estate           Other             Totals
                          -----------------------------------------------------------------------------------------------------
Revenue                     $   147,851       $          -        $   16,000       $  203,410        $   5,676         $ 372,937

Segment profit (loss)          (181,999)                 -           (63,534)        (148,788)        (528,646)         (922,967)
Segment assets                        -             22,025           480,812        2,311,977                          2,814,814
Interest expense                 36,250                  -               529          106,971           76,828           220,578
Interest income                                                                                         81,017            81,017
Equity in income(loss)
   Of equity investment        (656,275)           (82,089)                                                             (738,364)

                                                      YEAR ENDED MARCH 31, 1998
                          ------------------------------------------------------------------------------------------------------
                                               Restaurant                              Real
                               Gaming          Franchise            Mining            Estate            Other             Totals
                          ------------------------------------------------------------------------------------------------------
Revenue                     $  135,116       $      -                15,000            2,477               619            153,212
Segment loss                 (327,917)              -               (67,900)        (300,392)         (912,931)        (1,609,140)
Segment assets                 599,828              -               480,812        2,266,809                 -          3,347,449
Interest expense                48,333              -                     -           35,157           134,080            217,570
                                     -              -
Interest income                      -              -                  -                  -                -                  -
Equity in income (loss)
    Of equity investment      (971,504)                                                                                (971,504)

         Reconciliation of reportable segment assets to UWIN's consolidated totals as of March 31 are as follows:


Assets                                                1999              1998
---------                                           ---------         -----

Total assets for reportabe segments                 2,814,814       3,347,449
not allocated to segments                             161,234         154,367
Other assets not allocated to segments              1,553,698         113,883

Consolidated total assets                           4,529,746       3,615,699
                                                    ---------       ---------

12.      RELATED PARTY TRANSACTIONS

         In the ordinary course of business, UWIN has entered into transactions with its Officers, Directors, and other related entities. The majority of these transactions include loans made or received from the related party. Following is a description of those transactions during the years ended March 31, 1999, and 1998.

         During the year ended March 31, 1999, GMD loaned Clay County Holdings, Inc. ("CCH") $1,306,547 for working capital purposes; also, CCH loaned GMD $377,900. David K. McCaleb, then-Secretary of UWIN, was (and is) President of CCH. In addition, CCH loaned RCI $600,000 for working capital purposes. During the year ended March 31, 1998, Paul Burkett, a Director of UWIN, loaned GMD $76,800, and this loan was redeemed on June 11, 1998, for 45,025 shares of UWIN's restricted common stock.

         In addition, during the year ended March 31, 1999, UWIN paid off a working capital loan in the amount of $7,708 from ADT Resources, a wholly-owned subsidiary of Aaminex Capital Corporation ("Aaminex"), an affiliate of the President.

         UWIN's President, Mr. Winn, is also the President of Aaminex. Mr. Winn was employed by UWIN through a management agreement with Aaminex, which shares office space and other expenses with UWIN, through August 31,
1998.   The terms of the agreement provided that UWIN would pay $8,333 per month to Aaminex for the full-time services of Mr. Winn. As of September 1, 1998, Mr. Winn is being paid directly by UWIN an annual salary of $100,000.

         Effective December 31, 1996, the Board of Directors and the holders of UWIN's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of preferred stock at $10 par value per share. UWIN subsequently issued 141,490 shares of 12% cumulative preferred stock, $10 par value, in exchange for short-term notes payable to CCH, an affiliate of Mr. McCaleb, the former Secretary of UWIN, and accrued management fees due to Aaminex, an affiliate of the President of UWIN. These shares are callable by UWIN. During the year ended March 31, 1999, UWIN paid dividends on the preferred stock totaling $200,000. Undeclared cumulative dividends on the preferred stock outstanding at March 31, 1999, and 1998 total $142,865 and $173,077, respectively.

13.      LEGAL PROCEEDINGS

         UWIN and H. Thomas Winn, its Chief Executive Officer and President, have entered into a settlement agreement in principal with the staff of the Denver Regional Office of the Securities and Exchange Commission ("Commission"). The settlement relates to the sale of certain unregistered shares of common stock of UWIN through an affiliate of UWIN in order to, in part, finance UWIN's operating expenses. Without admitting or denying any allegations, Mr. Winn will accept a censure and UWIN and Mr. Winn will accept a cease and desist order from committing any violations or causing any future violations of Sections 5(a) and 5(c) of the Act. The settlement offer is currently pending Commission approval.

         UWIN is involved in one other legal proceeding that has arisen in the ordinary course of business and that has not been fully adjudicated. Although UWIN cannot assure the ultimate disposition of this matter and the matter disclosed above, in the opinion of management, based upon information available at this time, the cost of defense or settlement of these actions, individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations, or cash flows of UWIN.

14.      YEAR 2000 ISSUE (UNAUDITED)

         Management of UWIN has evaluated the impact of Year 2000 issues on its computer systems and applications and developed a remediation plan. Conversion and testing activities are in process and are expected to be completed in 1999. UWIN's incremental costs specifically attributable to the Year 2000 project are considered insignificant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000 issues, UWIN's plan includes procedures to contact third parties whose success in addressing their own Year 2000 issues will impact UWIN's initiative. To the extent that these third parties would be unable to transact business in the year 2000 and later, UWIN's operations could be adversely affected.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

         UWIN's Directors and Executive Officers are:

         Name                  Age   Position(s)
         ----                  ---   -----------
         H. Thomas Winn        59    Chairman of the Board of Directors, Chief
                                     Executive Officer, and President

         Paul Burkett          77    Vice President and Director

         William G. Jayroe     42    Secretary and Director

         James Wong            52    Director

         H. THOMAS WINN has served as Chairman, Chief Executive Officer, and President of UWIN since January 1994. Mr. Winn is also President of Aaminex, and during his tenure with Aaminex he was responsible for the merger of the Colorado real property into Pacific Gold Corporation, UWIN's predecessor. Mr. Winn has served as Chairman of Aaminex since 1983. Aaminex is a financial consulting and venture capital firm that is involved in real estate, mining, and environmental activities. Please see Item 3, Legal Proceedings, for a discussion of an agreement in principle by and between Mr. Winn, UWIN, and the Securities and Exchange Commission.

         PAUL J. BURKETT has served as Vice President and a Director of UWIN since 1991. Mr. Burkett has been involved in the mining industry for over 40 years. He has also served on the Board of Directors of Aaminex for 15 years. His business for the past six years has concentrated on independent mining and real estate ventures.

         WILLIAM G. JAYROE has been a Director of UWIN for the past four years, and was elected Secretary of UWIN in March of 1999. Mr. Jayroe has nearly two decades of technology development, sales, and management expertise in the petrochemical field. He began his career with a "Fortune 500" global oilfield service company and left to begin his own company, Turbeco, Inc., which was acquired by Flotek Industries, Inc., in late 1993. Mr. Jayroe left Flotek in 1998 and resigned as a Director in 1999. He is currently Executive Vice President of Applied Training Resources, Inc., a privately-held company.

         JAMES WONG has served as a Director of UWIN since March 1999. For the past 10 years, Mr. Wong has been President and Chief Executive Officer of Directions International, a management consulting firm. Mr. Wong has performed consulting services as a turnaround manager and external change agent for Pizza Hut International, KFC, PepsiCo Food Systems, American Express, ARCO, Budget Rent-A-Car, Compaq, EDS, Hitachi, Honeywell, and other national and international corporations. Mr. Wong also helps his clients form strategic alliances and joint ventures to capitalize on emerging markets. As Chairman of RCI, Mr. Wong is currently involved in the turnaround of the Pizza Hut franchises in Sao Paulo, Brazil, that were purchased by RCI in late 1998.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires UWIN's Directors and Officers, and the persons who beneficially own more than ten percent of the common stock of UWIN, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to UWIN pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by UWIN and on the representations of the reporting persons, UWIN believes that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 1999, except in the following instances. Mr. Wong did not timely file a Form 3 in March 1999, when he was elected a Director of UWIN. He subsequently filed his Form 3 in July 1999. Mr. Burkett did not timely file a Form 4 in December 1998. He subsequently filed his Form 4 in February 1999. Mr. David McCaleb, former Secretary of UWIN, did not timely file a Form 4 in December 1998, but subsequently filed the Form 4 in February 1999. Winstock Mining Corp. (US) ("Winstock") did not timely file Form 4's for May, July, August, September, October, and November 1998, but subsequently filed them all in February 1999.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

                                         SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------
                    Annual Compensation                             Long-Term Compensation
--------------------------------------------------------------------------------------------------------------
                                                             Awards                          Payouts
                                                             ------                          -------
Name and                                                                       Securities                All
Principal                                 Other  Annual      Restricted        Underlying      LTIP     Other
Position            Year       Salary     Compensation      Stock Award(s)    Options/SARs    Payouts   Comp.
--------------------------------------------------------------------------------------------------------------
H. Thomas Winn,     1999     $100,000(1)       -(2)              -                  -           -        -
President/CEO       1998     $100,000(1)       -                 -                  -           -        -
                    1997     $100,000(1)       -                 -                  -           -        -
--------------------------------------------------------------------------------------------------------------

(1) Mr. Winn, the President, Chief Executive Officer, and a Director of UWIN, is also President of Aaminex. Mr. Winn was employed by UWIN through a management agreement with Aaminex, which shares office space and other expenses with UWIN, through August 31, 1998. The terms of the agreement provided that UWIN would pay $8,333 per month to Aaminex for the full-time services of Mr. Winn. As of September 1, 1998, Mr. Winn is being paid directly by UWIN an annual salary of $100,000.

(2) Mr. Winn received perquisites and other personal benefits valued at not more than 10% of the total of the reported annual salary and bonus reported above.

Option/SAR Grants Table

         UWIN granted no options or SARs to its Officers or Directors during the fiscal year ended March 31, 1999.

Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table

                               AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------------
                                                                       Number of                 Value of
                                                                       Unexercised               Unexercised In-
                                                                       Securities Underlying     the-Money
                                                                       Options/SARs at FY-       Options/SARs at
     Officer              Shares Acquired                              End (#) Exercisable/      FY-End ($) Exerc-
      Name                 on Exercise (#)         Value Realized      Unexerciseable            iseable/Unexercis.
---------------------------------------------------------------------------------------------------------------------
H. Thomas Winn, President
CEO, Director                  8,334                 $23,960.25        10,000 exerciseable            $2,500.00
                                                                       0 unexerciseable
---------------------------------------------------------------------------------------------------------------------

Long-Term Incentive Plan ("LTIP") Awards Table

         UWIN granted no long-term incentives to any or its Officers or Directors during the fiscal year ended March 31, 1999.

Compensation of Directors

         UWIN's Directors receive no standard compensation for their services as Directors, but are reimbursed their travel expenses.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         As of June 30, 1999, 9,926,790 shares of common stock of UWIN were outstanding. The following table sets forth the ownership of any person (including any "group") known to UWIN to be the beneficial owner of more than 5% of any class of UWIN's outstanding voting stock.

-----------------------------------------------------------------------------------------------------------
        (1)                     (2)                                (3)                      (4)
                           Name and Address                 Amount and Nature of
   Title of Class        of Beneficial Owner                  Beneficial Owner         Percent of Class
-----------------------------------------------------------------------------------------------------------
                      Winstock Mining Corp. (US)
    Common Stock      1506-2008 Fullerton Ave.                    1,604,378                  16.1%
                      North Vancouver, BC  V7P 3G7
-----------------------------------------------------------------------------------------------------------
                      Aaminex Capital Corp. (1)
    Common Stock      3040 Post Oak Blvd., Suite 675              1,437,845                  14.4%
                      Houston, Texas  77056-6588
-----------------------------------------------------------------------------------------------------------
    Common Stock      Clay County Holdings, Inc.
                      3040 Post Oak Blvd., Suite 675              2,709,678                  27.2%
                      Houston, Texas  77056-6588
-----------------------------------------------------------------------------------------------------------

(1) Aaminex owns 176,371 shares outright, and 1,261,474 shares are the subject of an option agreement to exercise the shares held by Winstock.

Security Ownership of Management

           The following table sets forth the ownership of UWIN common stock by all Officers and Directors as of June 30, 1999.


-----------------------------------------------------------------------------------------------------------
        (1)                     (2)                                (3)                      (4)
                           Name and Address                 Amount and Nature of
   Title of Class        of Beneficial Owner                  Beneficial Owner         Percent of Class
-----------------------------------------------------------------------------------------------------------
                      H. Thomas Winn, CEO, President,
    Common Stock      and Director (1)
                      3040 Post Oak Blvd., Suite 675              1,456,179                  14.6%
                      Houston, Texas  77056-6588
-----------------------------------------------------------------------------------------------------------
                      Paul J. Burkett, Vice President and
    Common Stock      Director (2)
                      P.O. Box 761                                 263,698                   2.6%
                      Goldfield, Nevada  89013
-----------------------------------------------------------------------------------------------------------
                      William G. Jayroe, Secretary and
    Common Stock      Director (3)
                      3040 Post Oak Blvd., Suite 675               32,808                     .3%
                      Houston, Texas  77056
-----------------------------------------------------------------------------------------------------------
                      James Wong, Director
    Common Stock      2329 Coit Road, Suite B                         0                       0%
                      Plano, Texas  75075
-----------------------------------------------------------------------------------------------------------
    Common Stock      All Officers and Directors                  1,752,685                  17.6%
-----------------------------------------------------------------------------------------------------------

(1) Except for 8,334 shares and options to purchase 10,000 shares that are owned by Mr. Winn, all of the shares listed are controlled directly or indirectly through Aaminex, of which Mr. Winn is President. 1,261,474 of these shares are the subject of an option agreement to exercise the shares held by Winstock . As long as the option remains contingent and unexercised, Mr. Winn exercises no voting or investment power with respect to the shares subject to the options. The shares listed are the same shares owned by Winstock. The information in this table shall not be construed as a statement that Mr. Winn is the beneficial owner of the securities covered by the statement for purposes of Sections 13(d) or 13(g) of the Securities Act of 1933.

(2) Included in Mr. Burkett's beneficial ownership are options to purchase 10,000 shares.

(3) Included in Mr. Jayroe's beneficial ownership are options to purchase 10,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended March 31, 1999, GMD loaned CCH $1,306,547 for working capital purposes; also, CCH loaned GMD $377,900. David K. McCaleb, then-Secretary of UWIN, was (and is) President of CCH. In addition, CCH loaned RCI $600,000 for working capital purposes. During the year ended March 31, 1998, Paul Burkett, a Director of UWIN, loaned GMD $76,800, and this loan was redeemed on June 11, 1998, for 45,025 shares of UWIN's restricted common stock.

         During the year ended March 31, 1999, UWIN paid off a working capital loan in the amount of $7,708 from ADT Resources, a wholly-owned subsidiary of Aaminex, an affiliate of the President.

         UWIN's President, Mr. Winn, is also the President of Aaminex. Mr. Winn was employed by UWIN through a management agreement with Aaminex, which shares office space and other expenses with UWIN, through August 31, 1998. The terms of the agreement provided that UWIN would pay $8,333 per month to Aaminex for the full-time services of Mr. Winn. As of September 1, 1998, Mr. Winn is being paid directly by UWIN an annual salary of $100,000.

         Effective December 31, 1996, the Board of Directors and the holders of UWIN's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of preferred stock at $10 par value per share. UWIN subsequently issued 141,490 shares of 12% cumulative preferred stock, $10 par value, in exchange for short-term notes payable to CCH, an affiliate of Mr. McCaleb, the former Secretary of UWIN, and accrued management fees due to Aaminex, an affiliate of the President of UWIN. These shares are callable by UWIN. During the year ended March 31, 1999, UWIN paid dividends on the preferred stock totaling $200,000. At March 31, 1999, and 1998, the undeclared cumulative dividends on the preferred stock that remains outstanding that remains unpaid totals $142,865 and $173,077, respectively.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)      EXHIBITS

              *3.1     -  Articles of Incorporation
              *3.1a    -  Amendment to Articles of Incorporation
              *3.2     -  Bylaws
              *4.1     -  Deed of Trust
              *4.2     -  Master Secured Note
              *4.3     -  Note Participation Agreement
             *10.2     -  Operating Agreement of Isle of Capri - Black Hawk,
                            L.L.C.
             *10.3     -  Amended and Restated Operating Agreement of
                            Isle of Capri Black Hawk, L.L.C.
             *10.4     -  Members Agreement
             *10.5     -  License Agreement
              27       -  Financial Data Schedule
--------------------------
* Previously filed

(b)      FINANCIAL STATEMENTS AND SCHEDULES

                  Reference - Data submitted with this 10-KSB and under Item 8

         17       Report of independent public accountants
         18       Balance sheets
         19       Statements of operations
         20       Statements of shareholders' equity
         23       Statements of cash flows
         24       Notes to financial statements

(c)      REPORTS ON FORM 8-K

         None.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA GOLD & CASINOS, INC.


By:      /s/ H. Thomas Winn
         ------------------
         H. Thomas Winn, President

Date:    July 14, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Name & Position                                   Date
         ---------------                                   ----

         /s/ H. Thomas Winn                                July 14, 1999
         ------------------
         H. Thomas Winn, President, CEO,
         and Director

         /s/ Paul J. Burkett                               July 14, 1999
         -------------------
         Paul J. Burkett, Director and
         Vice President

         /s/ William G. Jayroe                             July 14, 1999
         ---------------------
         William G. Jayroe, Director and
         Secretary

         /s/ James Wong                                    July 14, 1999
         --------------
         James Wong, Director

                               INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------
  *3.1     -  Articles of Incorporation
  *3.1a    -  Amendment to Articles of Incorporation
  *3.2     -  Bylaws
  *4.1     -  Deed of Trust
  *4.2     -  Master Secured Note
  *4.3     -  Note Participation Agreement
 *10.2     -  Operating Agreement of Isle of Capri - Black Hawk,
                L.L.C.
 *10.3     -  Amended and Restated Operating Agreement of
                Isle of Capri Black Hawk, L.L.C.
 *10.4     -  Members Agreement
 *10.5     -  License Agreement
  27       -  Financial Data Schedule
--------------------------
* Previously filed