Form 10KSB/A
period 1999-03-31
NEVADA GOLD & CASINOS INC
filed 1999-07-26
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A



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

         The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal year ended April 25, 1999:


(in thousands)
Current assets                                                                 $      11,738
Property and equipment                                                                80,377
Other assets                                                                           6,148
                                                                               -------------
                                                                               $      98,263
                                                                               -------------
Current liabilities                                                            $      14,708
Long-term debt                                                                        75,768
Members' equity                                                                        7,787
                                                                               -------------
                                                                               $      98,263
                                                                               -------------
Revenue:
Casino                                                                         $      20,679
Food, beverage, and other                                                              1,367
                                                                               -------------
Total revenue                                                                  $      22,046

Operating expenses:
Casino                                                                                 2,886
Gaming taxes                                                                           3,930
Food, beverage, and other                                                             14,224
Depreciation                                                                             985
                                                                               -------------
Total operating expenses                                                       $      22,025

Operating income                                                                          21
Interest expense, net                                                                 (5,207)
                                                                               -------------
Net loss                                                                       $      (5,186)
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

         During the year ended March 31, 1999, GMD loaned Clay County Holdings, Inc. ("CCH") $1,306,547 for working capital purposes. David K. McCaleb, then-Secretary of UWIN, was (and is) President of CCH. In addition, CCH loaned RCI $600,000 for working capital purposes. During the year ended March 31, 1998, Paul Burkett, a Director of UWIN, loaned GMD $76,800, and this loan was redeemed on June 11, 1998, for 45,025 shares of UWIN's restricted common stock. Also, CCH loaned GMD $377,900.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)      EXHIBITS

              *3.1     -  Articles of Incorporation
              *3.1a    -  Amendment to Articles of Incorporation
              *3.2     -  Bylaws
              *4.1     -  Deed of Trust
              *4.2     -  Master Secured Note
              *4.3     -  Note Participation Agreement
             *10.2     -  Operating Agreement of Isle of Capri - Black Hawk,
                            L.L.C.
             *10.3     -  Amended and Restated Operating Agreement of
                            Isle of Capri Black Hawk, L.L.C.
             *10.4     -  Members Agreement
             *10.5     -  License Agreement
             *27       -  Financial Data Schedule
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