Form 10QSB
period 1999-06-30
NEVADA GOLD & CASINOS INC
filed 1999-08-16
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999
                                           -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________ to _____________________


                          Commission file number 0-8927


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

           The number of shares outstanding of each of the issuer's classes of common equity was 9,926,790 as of July 31, 1999.

                           Nevada Gold & Casinos, Inc.
                                      Index

                                                                           Page No.
                                                                           --------
Part I - Financial Information                                               3
------   ---------------------

           Item 1 - Financial Statements

           Balance Sheets as of June 30, 1999, and March 31, 1999            3

           Statements of Operations for the Three Months Ended
                June 30, 1999, and 1998                                      4

           Statements of Cash Flows for the Three Months Ended
                June 30, 1999, and 1998                                      5

           Notes to Interim Financial Statements                             6

           Item 2 - Management's Discussion and Analysis
                    of Financial Condition and Results of Operations        10

Part II - Other Information                                                 13
-------   -----------------

          Item 1 - Legal Proceedings                                        13
          Item 2 - Changes in Securities                                    13
          Item 3 - Defaults upon Senior Securities                          13
          Item 4 - Submission of Matters to a Vote of Security Holders      13
          Item 5 - Other Information                                        13
          Item 6 - Exhibits and Reports on Form 8-K                         13

Signatures                                                                  14




                         Part I - Financial Information

Item 1 - Financial Statements


                           Nevada Gold & Casinos, Inc.
                           Consolidated Balance Sheets


                                                                                         June 30,                    March 31,
                                                                                           1999                        1999
                                                                                       -----------                 -----------
                                                                                        (Unaudited)                  (Audited)
Assets
Current Assets
Cash and cash equivalents                                                              $    42,453                 $   161,234
Notes receivable                                                                           132,738                     154,763
Other assets                                                                               128,321                     153,315
                                                                                       -----------                 -----------
Total Current Assets                                                                       303,512                     469,312
                                                                                       -----------                 -----------

Isle of Capri Black Hawk, L.L.C.                                                                --                          --
Restaurant Connections International, Inc.                                                      --                          --
Colorado Real Estate (Gold Mountain Development, L.L.C.)                                 1,806,283                   1,807,489
Mining Properties (Goldfield Resources, Inc.)                                              480,812                     480,812
Sunrise Land and Minerals, Inc.                                                            371,750                     371,750
Note receivable from affiliate                                                           1,405,965                   1,306,547
Furniture, fixtures, and equipment, net of accumulated depreciation of $114,767 and $123,086 on March 31, and June 30, 1999, respectively
                                                                                            85,907                      93,836
                                                                                       -----------                 -----------
Total Assets                                                                           $ 4,454,229                 $ 4,529,746
                                                                                       ===========                 ===========


Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities                                               $    93,545                 $   102,494
Accrued interest payable                                                                   145,326                     125,993
Short term notes payable                                                                 1,655,000                   1,735,000
Current portion of long term debt                                                           34,684                      28,942
                                                                                       -----------                 -----------
Total Current Liabilities                                                                1,928,555                   1,992,429
                                                                                       -----------                 -----------

Long Term Debt
Mortgages payable, net of current portion                                                   34,367                      38,731
Notes payable, net of current portion                                                      518,954                     508,240
                                                                                       -----------                 -----------
Total Long Term Debt                                                                       553,321                     546,971
                                                                                       ===========                 ===========

Total Liabilities                                                                        2,481,876                   2,539,400
                                                                                       -----------                 -----------

Stockholders' Equity
Preferred stock, $10 par value, 500,000 shares authorized, 141,490 shares outstanding at March 31 and June 30, 1999
                                                                                         1,414,900                   1,414,900
Common stock, $.12 par value, 20,000,000 shares authorized, 9,811,664 and
   9,926,790 shares outstanding at March 31, and June 30, 1999, respectively
                                                                                         1,190,815                   1,177,400
Additional paid in capital                                                               8,928,740                   8,695,495
Accumulated deficit prior to development stage (12/27/93)                               (2,296,077)                 (2,296,077)
Accumulated deficit during development stage                                            (7,266,025)                 (7,001,372)
                                                                                       -----------                 -----------
Total Stockholders' Equity                                                               1,972,353                   1,990,346
                                                                                       -----------                 -----------

Total Liabilities and Stockholders' Equity                                             $ 4,454,229                 $ 4,529,746
                                                                                       ===========                 ===========



   The accompanying notes are an integral part of these financial statements.

                           Nevada Gold & Casinos, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                   June 30
                                                                                                               Cumulative Amounts
                                                              ----------------------------------------         During Development
                                                                     1999                  1998              Stage (Since 12/27/93)
                                                              -------------------      ---------------        ---------------------
Revenues
Royalty income                                                     $    6,000                   --              $   241,000
Gain on sale-part interest Isle of Capri
   Black Hawk
                                                                           --                   --                  282,967
Gain on sale of Colorado Real Estate                                       --                   --                  197,304
Interest Income                                                        52,526                   --                  139,219
Other income                                                           10,000                  809                  515,372
                                                                   -----------          -----------             ------------

Total Revenues                                                         68,526                  809                1,375,862
                                                                   -----------          -----------             ------------

Expenses
General and administrative                                             68,418              101,594                2,202,660
Interest expense                                                       74,401               20,661                  999,571
Salaries                                                               85,231               66,084                  924,462
Legal and professional fees                                            59,746               35,905                2,276,588
Other                                                                   9,046               15,731                  492,401
                                                                   -----------          -----------             ------------
Total Expenses                                                        296,842              239,975                6,895,682
                                                                   -----------          -----------             ------------

Equity in Earnings (Loss) of Isle of Capri
   Black Hawk
                                                                           --             (381,200)              (1,627,779)
Equity in Earnings (Loss) of RCI                                      (36,337)                  --                 (118,426)
                                                                   -----------          -----------             ------------

Net Income (Loss)                                                  $ (264,653)          $ (620,366)             $(7,266,025)
                                                                   ===========           ==========              ===========

Per Share Information
Net income (loss)                                                  $ (264,653)          $ (620,366)             $(7,266,025)
Preferred stock dividends accumulated                                 (42,447)             (42,331)                (385,312)
                                                                   ===========           ==========              ===========

Income (loss) available to common stockholders                     $ (307,100)          $ (662,697)             $(7,651,337)
                                                                   ===========           ==========              ===========

Weighted average number of common
   shares outstanding
                                                                    9,875,670            8,905,734                7,437,518
                                                                   ===========           ==========              ===========

Net income (loss) per common share                                 $     (.03)          $     (.07)             $     (1.03)
                                                                   ===========           ==========              ===========



   The accompanying notes are an integral part of these financial statements.

                           Nevada Gold & Casinos, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         Three Months Ended
                                                              June 30

                                                                                      Cumulative Amounts
                                                     --------------------------       During Development
                                                         1999         1998           Stage (Since 12/27/93)
                                                     ------------   -----------      ----------------------
Cash Flows From Operating Activities:
Net loss                                             $  (264,653)   $  (620,366)            $(7,266,025)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation                                            8,319          7,752                 114,280
   Equity in net loss of Isle of Capri Black Hawk             --        381,200               1,627,779
   Equity in net loss of RCI                              36,337             --                 118,426
   Consultant and investment banker option expense        22,545             --               1,044,518
   Gain on sale-part interest Isle of Capri
      Black Hawk
                                                              --             --                (282,967)
   Gain on sale of Colorado real estate                       --             --                (197,304)
   Other                                                      --             --                     231
Changes in operating assets and liabilities:
   Other                                                 (11,125)        (1,801)                 57,312
   Accounts payable and accrued liabilities               10,384          2,697               1,327,791
                                                     -----------    -----------             -----------
Net Cash Used in Operating Activities                   (198,193)      (230,518)             (3,455,959)
                                                     -----------    -----------             -----------
Cash Flows From Investing Activities:
Real estate and assets held for development                1,206        (36,668)             (1,548,400)
Purchase of furniture, fixtures, and equipment              (390)        (1,453)                (55,303)
Proceeds from sale of part interest of Isle of
   Capri Black Hawk
                                                              --             --                 833,334
Repurchase interest in Isle of Capri Black Hawk ..            --             --                (500,000)
Advances to RCI                                               --             --                (104,115)
Advances to affiliates                                   (87,444)            --              (1,594,261)
Proceeds on disposition of property                           --             --                  45,746
                                                     -----------    -----------             -----------
Net Cash Provided (Used) by Investing Activities .       (86,628)       (38,121)             (2,922,999)
                                                     -----------    -----------             -----------
Cash Flows From Financing Activities:
Proceeds from debt                                        39,000        150,000               7,157,044
Common  stock issued for cash, net of
   offering costs
                                                         233,948        243,836               2,781,166
Fractional shares redeemed                                    --             -                      (36)
Payments on debt                                        (106,908)      (208,168)             (3,819,550)
Salaries contributed by officers                              --             --                   1,000
Prepaid stock subscription                                    --             --                 295,500
                                                     -----------    -----------             -----------
Net Cash Provided by Financing Activities                166,040        185,668               6,415,124
                                                     -----------    -----------             -----------
Net increase (decrease) in cash                         (118,781)       (82,971)                 36,166
Beginning cash balance                                   161,234        154,367                   6,287
                                                     -----------    -----------             -----------
Ending cash balance                                  $    42,453    $    71,396             $    42,453
                                                     ===========    ===========             ===========

Supplemental Information:
   Cash paid for interest                            $    54,507    $     4,561             $   609,465
                                                     -----------    -----------             -----------
   Cash paid for taxes                               $        --    $        --             $        --
                                                     -----------    -----------             -----------


The accompanying notes are an integral part of these financial statements.

1.   Business

     Nevada Gold & Casinos, Inc., which currently trades on the bulletin board under the ticker symbol "UWIN" (referred to as "UWIN"), has developed its business in the areas of leisure and entertainment, and specifically including gaming, real estate development, and restaurant franchise operation. UWIN was founded in 1977 under the name Pacific Gold & Uranium Corporation. On December 27, 1993, control of UWIN changed and its primary focus was redirected from extractive mining to the development of gaming and real estate properties in Colorado. UWIN is considered to be in the development stage since December 27, 1993. In January 1994, UWIN changed its name from Pacific Gold Corporation to Nevada Gold & Casinos, Inc.

     In April 1997, UWIN and Isle of Capri Casinos, Inc. ("Isle") (then known as Casino America, Inc.), through wholly-owned subsidiaries, entered into a joint venture, the Isle of Capri-Black Hawk, L.L.C. ("Isle of Capri Black Hawk"). The purpose of the joint venture was the construction and operation of the Isle of Capri Black Hawk Casino (the "Casino") and a hotel on the Black Hawk Property. The Casino opened for business on December 30, 1998, and the Isle of Capri operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN's total current ownership interest in Isle of Capri Black Hawk is 43%.

     Construction of a $29 million 237-room hotel on top of the Casino began in June 1999 and is proceeding under a "guaranteed maximum price" agreement. The hotel is expected to be completed in July 2000.

     UWIN is finalizing the feasibility study and master plan for the residential, resort, and commercial project on the real property owned by its wholly-owned subsidiary, Gold Mountain Development, L.L.C., in and near Black Hawk.

     UWIN also owns an approximate 30% interest in Restaurant Connections International, Inc., which in turn owns eighteen Pizza Hut restaurants and one KFC restaurant being converted into a Pizza Hut restaurant in Sao Paulo, Brazil.

     In addition, UWIN and its subsidiaries own other undeveloped real estate in Nevada County, California, and gold mining claims in the State of Nevada.

2.   Summary of Significant Accounting Policies

     The interim financial statements have been prepared by UWIN without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended June 30, 1999, and 1998; (b) the financial position as of June 30, 1999; and (c) the cash flows for the three-month periods ended June 30, 1999, and 1998. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of June 30, 1999, has been derived from the consolidated financial statements that have been audited by UWIN's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Regulation SB and do not contain certain information included in UWIN's annual financial statements and notes. The consolidated financial statements and notes included should be read in conjunction with the financial statements and notes included in UWIN's Annual Report on Form 10-KSB filed in July 1999.

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

3.   Isle of Capri Black Hawk

     As stated above, in April 1997, UWIN and Isle, through wholly-owned subsidiaries, formed Isle of Capri Black Hawk ("Isle of Capri Black Hawk"). The purpose of Isle of Capri Black Hawk was the construction and operation of the Casino and a hotel on the Black Hawk Property. The Casino opened for business on December 30, 1998, and the Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed property at a net value of $7.5 million to Isle of Capri Black Hawk, and its total current ownership interest in Isle of Capri Black Hawk is 43%.

     On August 20, 1997, Isle of Capri Black Hawk and Isle of Capri Capital Corp., a wholly-owned subsidiary of Isle of Capri Black Hawk that had no operations, assets, or liabilities, issued $75,000,000 of 13% First Mortgage Notes due 2004, with contingent interest, in order to finance the construction and development of the Casino. Construction of a $29 million 237-room hotel on top of the Casino began in June 1999 and is proceeding under a "guaranteed maximum price" agreement. The hotel is expected to be completed in July 2000.

     The rights and obligations of UWIN and Isle's wholly-owned subsidiaries are governed in part by the Amended and Restated Operating Agreement of the Isle of Capri Black Hawk (the "Agreement") dated as of July 1997. The Agreement provides that Isle of Capri Black Hawk will continue until December 31, 2096, or until the time that dissolution may occur. Pursuant to the Agreement, Isle's subsidiary contributed cash, land purchase rights, and development costs to Isle of Capri Black Hawk and UWIN's subsidiary contributed land to Isle of Capri Black Hawk.

     UWIN's 43% ownership of the Isle of Capri Black Hawk is being accounted for using the equity method of accounting. UWIN's investment in Isle of Capri Black Hawk is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's year ended March 31, 1999, Isle of Capri Black Hawk's undistributed losses allocable to UWIN through March 28, 1999, totaled $2,155,710. In accordance with the equity method of accounting, UWIN's basis was reduced to zero, and the remaining allocated loss of $1,499,436 is not reflect in the financial statements. During UWIN's quarter ended June 30, 1999, Isle of Capri Black Hawk's undistributed earnings allocable to UWIN through June 27, 1999, totaled $321,709, reducing the suspended loss to $1,177,727.

     The following is a summary of condensed financial information pertaining to the Isle of Capri Black Hawk:

                            Isle of Capri Black Hawk
                             Condensed Balance Sheet
                               as of June 27, 1999



                                                                  (in  thousands)
        Current assets                                              $    15,229
        Property and equipment                                           80,217
        Other assets                                                      4,595
                                                                     -----------
                                                                    $   100,041
                                                                     ===========

        Current liabilities                                         $    16,101
        Long-term debt                                                   75,634
        Members' equity                                                   8,306
                                                                     -----------
                                                                    $   100,041
                                                                     ===========


                            Isle of Capri Black Hawk
                           Condensed Income Statement
                     for the Two Months Ended June 27, 1999

        Revenue:
        Casino                                                      $    12,835
        Food, beverage, and other                                         1,707
                                                                     -----------
        Total revenue                                               $    14,542

        Operating expenses:
        Casino                                                      $       888
        Gaming taxes                                                      2,585
        Food, beverage, and other                                         8,274
        Depreciation                                                        508
                                                                     -----------
        Total operating expenses                                    $    12,255

        Operating income                                            $     2,287
        Interest expense, net                                            (1,769)
                                                                     -----------
        Net profit                                                  $       518
                                                                     ===========


4.         Segment Reporting

           UWIN operates in four business segments: (a) gaming, (b) commercial and residential real estate development, (c) restaurant franchises, and (d) mining properties and claims. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado. The commercial and residential real estate segment involves the development of a master-planned residential and commercial property project adjacent to Black Hawk, Colorado. The restaurant franchise segment involves an ownership interest in Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of its property and retaining a royalty interest under the lease.

           Summarized financial information concerning UWIN's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit
(loss) income and expense not allocated to reportable segments.



                                                                Three months ended June 30, 1999
                              -----------------------------------------------------------------------------------------------------
                                                  Restaurant                       Real
                                  Gaming           Franchise       Mining         Estate                Other            Totals
                                ----------       -----------     ----------     -------------     -------------     ------------
Revenue                         $      --         $     --        $  6,000       $        --       $    10,000       $    16,000
Segment profit (loss)            ( 57,079)              --         (11,416)          (57,079)         (102,742)         (228,316
Segment assets                         --               --         480,812         2,178,033                --         2,658,845
Interest expense                       --               --             200            55,225            18,976            74,401
Interest income                        --               --              --                --            52,526            52,526
Equity in income (loss)
   of equity investment
                                       --          (36,337)             --                --                --           (36,337)



                                                                Three months ended June 30, 1998
                              -----------------------------------------------------------------------------------------------------
                                                  Restaurant                       Real
                                  Gaming           Franchise       Mining         Estate                Other               Totals
                              ------------       -----------     ----------     -------------     -------------     ---------------
Revenue                         $      --         $     --        $    -         $        --       $       809       $       809
Segment loss                     ( 59,489)              --         (11,898)          (60,699)         (107,081)         (239,167)
Segment assets                    281,628               --         480,812         2,230,480                --         2,992,920
Interest expense                       --               --              --             1,185            19,476            20,661
Interest income                        --               --              --                --                --                --
Equity in income (loss)
   of equity investment
                                 (381,200)              --              --                --                --          (381,200)






           Reconciliation of reportable segment assets to UWIN's consolidated totals as of June 30 are as follows:

Assets                                          1999           1998
                                                ----           ----
Total assets for reportable segments        $2,658,845      $2,992,920
Cash not allocated to segments                  42,453          71,396
Other assets not allocated to segments       1,752,931       1,465,430
                                             ---------       ---------

Consolidated total assets                   $4,454,229      $4,529,746
                                             ---------       ---------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussions of UWIN's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on UWIN's financial position or results of operations.

General

           UWIN presently expects that future revenues will largely be derived from its 43% interest in the Casino. UWIN's ownership interest in Isle of Capri Black Hawk is as a minority owner, and UWIN has no role in the day-to-day management of the Casino. To date, no distributions have been declared related to the Casino. While Isle of Capri Black Hawk has prepared projections and estimates as to when and in what amounts distributions will be made, UWIN cannot assure that these projections and estimates are accurate or that distributions can or will be made by the Casino. Although the Members Agreement for the Isle of Capri Black Hawk provides that distributions of income are to be made quarterly to members, the distributions may be made only if there is cash in excess of reasonable cash reserves needed for operating expenses, capital improvements, debt service, working capital, and bankroll.

           Two of UWIN's wholly-owned subsidiaries currently own undeveloped real property recorded at a cost of $2,178,033 that is located in and around Black Hawk, Colorado, and in Nevada County, California. Another of UWIN's wholly-owned subsidiaries currently owns 149 patented mining claims and 321 unpatented lode mining claims situated in the Goldfield Mining District of Esmeralda and Nye Counties, Nevada. These mining claims are recorded at a cost of $480,812.

           At June 30, 1999, UWIN had other assets in the amount of $128,321, consisting of prepaid expenses for consulting fees, a security deposit, accounts receivable, and interest receivable. UWIN also has a note receivable from an affiliate, Clay County Holdings, Inc. ("CCH"), in the amount of $1,405,965.

Results of Operations

           Revenues. Revenues increased $67,717 for the three-month period ended June 30, 1999, compared to the three months ended June 30, 1998. Current revenues are attributable to monthly lease payments on the Romarco Nevada, Inc., the lease with Goldfield Resources, Inc., interest income from loans to affiliates, and income from a claim settlement.

           General and administrative expenses. General and administrative expenses decreased $33,176 for the three month period ending June 30, 1999, as compared to the same period in the prior year. The decrease is primarily attributed to UWIN paying Mr. Winn's salary directly as of September 1998, and its contract with Aaminex for the services of Mr. Winn, which was classified as a general and administrative expense, was terminated in September 1998. Also, a decrease of $3,751 for telephone expenses and a decrease of approximately $2,100 in office and related expenses contributed to the decrease in general and administrative expenses.

           Interest expense. Interest expense increased $53,740 for the three months ended June 30, 1999, as compared to the same period last year. The current period includes interest on short-term notes.

           Salaries. Salary expense increased $19,370 for the three months ended June 30, 1999, as compared to the same period last year. This change is attributable to UWIN paying Mr. Winn's salary directly as of September 1998, and its contract with Aaminex for the services of Mr. Winn, which was classified as a general and administrative expense, was terminated in September 1998.

           Legal and professional fees. Legal and professional fees increased $23,841 for the three month period ended June 30, 1999, as compared to the three month period ended June 30, 1998. This increase is attributable to an increase in outside consulting.

           Net loss. Net loss for the three months ended June 30, 1999, was $264,653, as compared to a net loss of $620,366 for the three months ended June 30, 1998. This decrease in net loss in the amount of $355,713 is due primarily to the $321,709 in undistributed earnings allocable to UWIN from the Isle of Capri Black Hawk.

Liquidity and Capital Resources

           As of June 30, 1999, UWIN had a cash balance of $42,453. As of the date of this Form 10-QSB, UWIN has sufficient working capital to fund operations through August 1999. Because the cash flow stream that would normally have been distributed to UWIN from the Casino is being used to partially finance the construction of the hotel on top of the Casino, UWIN's current internal sources of liquidity are inadequate to cover the costs of pursuit of its business strategy. Therefore, UWIN will need to continue to use best efforts debt and/or equity financings to fund the approximately $840,000 per year that it needs to continue operating. While UWIN has historically been successful in obtaining the funds necessary to continue operations, UWIN cannot assure that it will be able to obtain the necessary funding for operations for the next twelve months. If adequate funds are not available to satisfy either short or long-term capital requirements, UWIN may be required to limit its operations significantly, sell assets, or otherwise bring cash flow into balance. The long-term viability of UWIN is dependent upon successful operation of the casino complex, real estate development, and the ability to raise additional debt and equity. The accompanying financial statements have been prepared assuming that UWIN will continue as a going concern. If UWIN is unable to continue as a going concern, the values realized from UWIN's assets may not be reflective of the amounts recoverable upon liquidation.

           For the three months ended June 30, 1999, UWIN has received proceeds of $133,948 from issuing 6,193 shares of common stock, and $39,000 in debt financing to cover its operating deficit. The current outstanding indebtedness bears interest at the rate of 12% per annum. In August of 1999, $1,600,000 in indebtedness was originally scheduled to mature, but UWIN has obtained extensions on this indebtedness for one year.

Year 2000 Compliance Issues

           The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates, such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems.

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

           SUPPLIERS/THIRD-PARTY RELATIONSHIPS. UWIN is in the process of gathering information from vendor Web sites and available compliance statements to identify and, to the extent possible, resolve issues involving the Year 2000 problem. UWIN relies on outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. UWIN does not intend to independently evaluate the Year 2000 compliance of the systems utilized to supply these services. UWIN has received no assurance of compliance from the providers of these services. UWIN cannot assure that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to UWIN's business. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on UWIN's business, financial condition, or results of operation.

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

                          PART II - OTHER INFORMATION

ITEM 1-    LEGAL PROCEEDINGS

           UWIN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

ITEM 2 -   CHANGES IN SECURITIES

           The following stock issuances occurred between April 1 and June 30, 1999. Each issuance was exempt from registration pursuant to Section 4(2) and/or Regulation D under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in the offering and no commissions were paid.

           UWIN issued 6,193 shares of common stock to six investors for an aggregate purchase price of approximately $133,948.

           UWIN issued a total of 328 shares of common stock to one person for consulting fees, with those shares having an aggregate value of $738.

           UWIN issued 45,271 shares of common stock to two individuals as note conversions in the amount of $111,974.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5 - OTHER INFORMATION

           Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (A) Index to Exhibits

               *3.1   -  Articles of Incorporation
               *3.2   -  Amendment to Articles of Incorporation
               *3.3   -  Bylaws
               *4.1   -  Deed of Trust
               *4.2   -  Master Secured Note
               *4.3   -  Note Participation Agreement
               *10.2  -  Operating Agreement of Isle of Capri Black Hawk, L.L.C.
               *10.3  -  Amended and Restated Operating Agreement of
                                  Isle of Capri Black Hawk, L.L.C.
               *10.4  -  Members Agreement

               *10.5  -  License Agreement
                 27   -  Financial Data Schedule

*Exhibits were previously filed and are incorporated by reference.

                 (B) Reports on Form 8-K

                     None





Signatures:

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Nevada Gold & Casinos, Inc.


                               By: /s/ H. Thomas Winn
                                   ------------------
                                   President


Date:  August 13, 1999

                    EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION
----------                -----------

   27                Financial Data Schedule
