Form 10QSB
period 1999-09-30
NEVADA GOLD & CASINOS INC
filed 1999-11-15
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended SEPTEMBER 30, 1999
                                        ------------------

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from_______________ to _____________________


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



Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.12 Per Share
--------------------------------------



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No


         The number of shares outstanding of each of the issuer's classes of common equity was 10,072,810 as of November 8, 1999.

                           NEVADA GOLD & CASINOS, INC.
                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------

PART I - FINANCIAL INFORMATION                                                                                 3

         ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets as of September 30, 1999, and March 31, 1999                                           3

         Statements of Operations for the Three Months Ended
              September 30, 1999, and 1998                                                                     4

         Statements of Operations for the Six Months Ended
              September 30, 1999, and 1998                                                                     5

         Statements of Cash Flows for the Six Months Ended
              September 30, 1999, and 1998                                                                     6

         Notes to Interim Financial Statements                                                                 7

         ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           12

PART II - OTHER INFORMATION                                                                                   15

         ITEM 1 - LEGAL PROCEEDINGS                                                                           15
         ITEM 2 - CHANGES IN SECURITIES                                                                       15
         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                             15
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         15
         ITEM 5 - OTHER INFORMATION                                                                           15
         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                            16

SIGNATURES                                                                                                    16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,        March 31,
                                                                                        1999               1999
                                                                                    ------------       ------------
                                                                                     (Unaudited)         (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                           $     53,597       $    161,234
Notes receivable                                                                              --            154,763
Other assets                                                                             218,307            153,315
                                                                                    ------------       ------------
TOTAL CURRENT ASSETS                                                                     271,904            469,312
                                                                                    ------------       ------------

Isle of Capri Black Hawk, L.L.C.                                                               --                 --
Restaurant Connections International, Inc.                                                    --                 --
Colorado Real Estate (Gold Mountain Development, L.L.C.)                               2,459,017          1,807,489
Mining Properties (Goldfield Resources, Inc.)                                            480,812            480,812
California Real Estate (Sunrise Land and Minerals, Inc.)                                 371,750            371,750
Note receivable from affiliate                                                         1,424,124          1,306,547
Furniture, fixtures, and equipment, net of accumulated depreciation of
   $114,767 and $131,470 on March 31, and September 30, 1999, respectively                77,523             93,836
                                                                                    ------------       ------------
TOTAL ASSETS                                                                        $  5,085,130       $  4,529,746
                                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities                                            $    158,375       $    102,494
Accrued interest payable                                                                 181,650            125,993
Short term notes payable                                                               1,832,098          1,735,000
Current portion of long term debt                                                         44,567             28,942
                                                                                    ------------       ------------
TOTAL CURRENT LIABILITIES                                                              2,216,690          1,992,429
                                                                                    ------------       ------------

LONG-TERM DEBT
Mortgages payable, net of current portion                                                 28,701             38,731
Notes payable, net of current portion                                                    514,093            508,240
                                                                                    ------------       ------------
TOTAL LONG-TERM DEBT                                                                     542,794            546,971
                                                                                    ------------       ------------

TOTAL LIABILITIES                                                                      2,759,484          2,539,400
                                                                                    ------------       ------------

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 141,490 shares
   outstanding at March 31 and September 30, 1999                                      1,414,900          1,414,900
Common stock, $.12 par value, 20,000,000 shares authorized, 9,811,664 and
   10,024,764 shares outstanding at March 31, and September 30, 1999,
   respectively                                                                        1,202,972          1,177,400
Additional paid in capital                                                             9,103,234          8,695,495
Accumulated deficit prior to development stage (12/27/93)                             (2,296,077)        (2,296,077)
Accumulated deficit during development stage                                          (7,099,383)        (7,001,372)
                                                                                    ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                             2,325,646          1,990,346
                                                                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  5,085,130       $  4,529,746
                                                                                    ============       ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                Three Months Ended
                                                                   September 30
                                                              1999               1998
                                                          ------------       ------------
REVENUES
Royalty income                                            $      8,000       $      4,000
Gain on sale-part interest Isle of Capri
   Black Hawk                                                       --            147,851
Gain on sale of Colorado Real Estate                           435,119            197,304
Interest income                                                 56,868              8,895
Other income                                                    11,065                 --
                                                          ------------       ------------


TOTAL REVENUES                                                 511,052            358,050
                                                          ------------       ------------

EXPENSES
General and administrative                                      81,984            103,750
Interest expense                                                72,077             79,234
Salaries                                                        84,109             65,319
Legal and professional fees                                    105,957            113,017
Other                                                           18,859             15,114
                                                          ------------       ------------

TOTAL EXPENSES                                                 362,986            376,434
                                                          ------------       ------------

EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI
   BLACK HAWK                                                       --             56,148
EQUITY IN EARNINGS (LOSS) OF RCI                                18,576                 --
                                                          ------------       ------------

NET INCOME (LOSS)                                         $    166,642       $     37,764
                                                          ============       ============

PER SHARE INFORMATION
Net income (loss)                                         $    166,642       $     37,764
Preferred stock dividends accumulated                          (42,796)           (36,347)
                                                          ------------       ------------
Income (loss) available to common stockholders            $    123,846       $      1,417
                                                          ============       ============

Weighted average number of common
   shares outstanding                                        9,935,592          9,076,387
                                                          ============       ============

Net Income (Loss) per common share                        $        .02       $       (.00)
                                                          ============       ============






   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        Six Months Ended
                                                                          September 30                 Cumulative Amounts
                                                                ---------------------------------      During Development
                                                                    1999                 1998        Stage (Since 12/27/93)
                                                                ------------         ------------    ----------------------
REVENUES
Royalty income                                                  $     14,000         $      4,000         $    249,000
Gain on sale-part interest Isle of Capri
   Black Hawk                                                             --              147,851              282,967
Gain on sale of Colorado Real Estate                                 435,119              197,304              197,304
Interest income                                                      109,394                9,704              196,087
Other income                                                          21,065                   --              961,556
                                                                ------------         ------------         ------------

TOTAL REVENUES                                                       579,578              358,859            1,886,914
                                                                ------------         ------------         ------------

EXPENSES
General and administrative                                           150,402              205,344            2,284,644
Interest expense                                                     146,478               99,895            1,071,648
Salaries                                                             169,340              131,402            1,008,571
Legal and professional fees                                          165,702              148,922            2,382,545
Other                                                                 27,905               30,845              511,260
                                                                ------------         ------------         ------------

TOTAL EXPENSES                                                       659,827              616,408            7,258,668
                                                                ------------         ------------         ------------

EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI
   BLACK HAWK                                                             --             (325,052)          (1,627,779)
EQUITY IN EARNINGS (LOSS) OF RCI                                     (17,761)                  --              (99,850)
                                                                ------------         ------------         ------------


NET INCOME (LOSS)                                               $    (98,010)        $   (582,601)        $ (7,099,383)
                                                                ============         ============         ============

PER SHARE INFORMATION
Net income (loss)                                               $    (98,010)        $   (582,601)        $ (7,099,383)
Preferred stock dividends accumulated                                (85,243)             (78,678)            (428,108)
                                                                ------------         ------------         ------------

Income (loss) available to common stockholders                  $   (183,253)        $   (661,279)        $ (7,527,491)
                                                                ============         ============         ============

Weighted average number of common
   shares outstanding                                              9,905,960            8,991,060            7,467,808
                                                                ============         ============         ============

Net income (loss) per common share                              $       (.02)        $       (.08)        $      (1.01)
                                                                ============         ============         ============




   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                          September 30                 Cumulative Amounts
                                                                ---------------------------------      During Development
                                                                    1999                 1998        Stage (Since 12/27/93)
                                                                ------------         ------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $    (98,010)        $   (582,601)        $ (7,099,382)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation                                                       16,703               15,822              122,664
   Equity in net loss of Isle of Capri Black Hawk                         --              268,605            1,627,779
   Equity in net loss of RCI                                          17,761                   --               99,850
   Consultant and investment banker option expense                    44,796               27,444            1,066,769
   Gain on sale-part interest Isle of Capri
      Black Hawk                                                          --             (147,851)            (282,967)
   Gain on sale of Colorado real estate                                   --                   --             (197,304)
   Other                                                                  --                   --                  231
Changes in operating assets and liabilities:
   Other                                                             (11,125)            (655,536)              57,312
   Accounts payable and accrued liabilities                          129,149               69,185            1,446,556
                                                                ------------         ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                                 99,274           (1,004,932)          (3,158,492)
                                                                ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate and assets held for development                         (446,022)            (497,104)          (1,995,628)
Purchase of furniture, fixtures, and equipment                          (390)              (3,227)             (55,303)
Proceeds from sale of part interest of Isle of
   Capri Black Hawk                                                       --                   --              833,334
Repurchase interest in Isle of Capri Black Hawk                           --                   --             (500,000)
Advances to RCI                                                           --                   --             (104,115)
Advances to affiliates                                              (105,603)                  --           (1,612,420)
Proceeds on disposition of property                                       --                   --               45,746
                                                                ------------         ------------         ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    (552,015)            (500,331)          (3,388,386)
                                                                ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                   169,000            1,416,667            7,287,044
Common stock issued for cash, net of
   offering costs                                                    287,873              412,628            2,835,091
Fractional shares redeemed                                                --                   --                  (36)
Payments on debt                                                    (111,769)            (407,950)          (3,824,411)
Salaries contributed by officers                                          --                   --                1,000
Prepaid stock subscription                                                --                   --              295,500
                                                                ------------         ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            345,104            1,421,345            6,594,188
                                                                ------------         ------------         ------------
Net increase (decrease) in cash and cash equivalents                (107,637)             (83,918)              47,310
Beginning balance - cash and cash equivalents                        161,234              154,367                6,287
                                                                ------------         ------------         ------------
Ending balance - cash and cash equivalents                      $     53,597         $     70,449         $     53,597
                                                                ============         ============         ============

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                       $     90,897         $     59,525         $    645,855
                                                                ------------         ------------         ------------
   Cash paid for taxes                                          $         --         $         --         $         --
                                                                ------------         ------------         ------------



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

         In April 1997, UWIN and Isle of Capri Casinos, Inc. ("Isle") (then known as Casino America, Inc.), through wholly-owned subsidiaries, entered into a joint venture, the Isle of Capri-Black Hawk, L.L.C. ("Isle of Capri Black Hawk"). The purpose of the joint venture was the construction and operation of the Isle of Capri Black Hawk Casino (the "Casino") and a hotel in Black Hawk, Colorado. The Casino opened for business on December 30, 1998, and the Isle of Capri operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN's total current ownership interest in Isle of Capri Black Hawk is 43%.

         Construction of a $29 million, 237-room hotel on top of the Casino began in June 1999 and is proceeding under a "guaranteed maximum price" agreement. The hotel is expected to be completed in July 2000.

         UWIN is finalizing a feasibility study and master plan for the residential, resort, and commercial project on the real property owned by its wholly-owned subsidiary, Gold Mountain Development, L.L.C., in and near Black Hawk.

         UWIN also owns an approximate 30% interest in Restaurant Connections International, Inc., which in turn owns nineteen Pizza Hut restaurants in Sao Paulo, Brazil.

         In addition, UWIN and its subsidiaries own other undeveloped real estate in Nevada County, California, and gold mining claims in the State of Nevada.

2. Summary of Significant Accounting Policies

         The interim financial statements have been prepared by UWIN without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 10, 1999, and 1998; (b) the results of operations for the six months ended September 30, 1999, and 1998; (c) the financial position as of September 30, 1999; and (d) the cash flows for the six-month periods ended September 30, 1999, and 1998. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of September 30, 1999, has been derived from the consolidated financial statements that have been audited by UWIN's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Regulation SB and do not contain certain information included in UWIN's annual financial statements and notes. The consolidated financial statements and notes included should be read in conjunction with the financial statements and notes included in UWIN's Annual Report on Form 10-KSB filed in July 1999.

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

3. Isle of Capri Black Hawk

         As stated above, in April 1997, UWIN and Isle, through wholly-owned subsidiaries, formed Isle of Capri Black Hawk, L.L.C. ("Isle of Capri Black Hawk"). The purpose of Isle of Capri Black Hawk was the construction and operation of the Casino and a hotel in Black Hawk, Colorado. The Casino opened for business on December 30, 1998, and the Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed property at a net value of $7.5 million to Isle of Capri Black Hawk, and its total current ownership interest in Isle of Capri Black Hawk is 43%.

         On August 20, 1997, Isle of Capri Black Hawk and Isle of Capri Capital Corp., a wholly-owned subsidiary of Isle of Capri Black Hawk that had no operations, assets, or liabilities, issued $75,000,000 of 13% First Mortgage Notes due 2004, with contingent interest, in order to finance the construction and development of the Casino. Construction of a $29 million, 237-room hotel on top of the Casino began in July 1999 and is proceeding under a "guaranteed maximum price" agreement. The hotel is expected to be completed in the summer of 2000.

         The rights and obligations of UWIN and Isle's wholly-owned subsidiaries are governed in part by the Amended and Restated Operating Agreement of the Isle of Capri Black Hawk (the "Agreement") dated as of July 1997. The Agreement provides that Isle of Capri Black Hawk will continue until December 31, 2096, or until the limited liability company is dissolved. Pursuant to the Agreement, Isle's subsidiary contributed cash, land purchase rights, and development costs to Isle of Capri Black Hawk, and UWIN's subsidiary contributed land to Isle of Capri Black Hawk.

         UWIN's 43% ownership of the Isle of Capri Black Hawk is being accounted for using the equity method of accounting. UWIN's investment in Isle of Capri Black Hawk is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's year ended March 31, 1999, Isle of Capri Black Hawk's undistributed losses allocable to UWIN through March 28, 1999, totaled $2,155,710. In accordance with the equity method of accounting, UWIN's basis was reduced to zero, and the remaining allocated loss of $1,499,436 is not reflect in the financial statements. During UWIN's quarter ended September 30, 1999, Isle of Capri Black Hawk's undistributed earnings allocable to UWIN through September 26, 1999, totaled $910,790, reducing the suspended loss to $266,937.

         The following is a summary of condensed financial information pertaining to the Isle of Capri Black Hawk:


                            ISLE OF CAPRI BLACK HAWK
                             CONDENSED BALANCE SHEET
                            AS OF SEPTEMBER 26, 1999


                                                                     (in
                                                                      thousands)
                  Current assets                                    $     15,559
                  Property and equipment                                  83,103
                  Other assets                                             4,513
                                                                    ------------
                  Total assets                                      $    103,175
                                                                    ============

                  Current liabilities                               $     16,871
                  Long-term debt                                          75,428
                  Members' equity                                         10,876
                                                                    ------------
                  Total liability and equity                        $    103,175
                                                                    ============


                            ISLE OF CAPRI BLACK HAWK
                           CONDENSED INCOME STATEMENT
                  FOR THE FIVE MONTHS ENDED SEPTEMBER 26, 1999



                  Revenue:
                  Casino                                            $     33,221
                  Food, beverage, and other                                4,499
                                                                    ------------
                  Total revenue                                     $     37,720

                  Operating expenses:
                  Casino                                            $      2,188
                  Gaming taxes                                             6,525
                  Food, beverage, and other                               21,024
                  Depreciation                                               820
                                                                    ------------
                  Total operating expenses                          $     30,557

                  Operating income                                  $      7,163
                  Interest expense, net                                   (4,529)
                                                                    ------------
                  Net profit                                        $      2,634
                                                                    ============

4. Gold Mountain Development, L.L.C.

         UWIN's wholly-owned subsidiary, Gold Mountain Development, L.L.C. ("Gold Mountain"), previously owned approximately 170 acres of undeveloped land in and near Black Hawk, Colorado. In October 1999, Gold Mountain completed a second land exchange with Proland Management, L.L.C., in which it acquired an additional 70 acres, for a total of 240 acres. In addition, an Intergovernmental Agreement between the City of Black Hawk, the City of Central, and Gilpin County, was approved in October 1999. The Intergovernmental Agreement sets the stage for UWIN's annexation petition into the City of Black Hawk. Currently, UWIN is conducting feasibility studies and surveys of the land to develop a master plan and to facilitate development of the land into a master-planned resort community.

5. Segment Reporting

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

                                                                SIX MONTHS ENDED SEPTEMBER 30, 1999
                                  ------------------------------------------------------------------------------------------------

                                                       Real          Restaurant
                                     Gaming           Estate          Franchise        Mining           Other            Totals
                                  ------------     ------------     ------------    ------------     ------------     ------------

Revenue                           $       --       $    435,119     $       --      $     14,000     $     21,065     $    470,184
Segment profit (loss)                  (20,062)         (20,062)            --            (4,012)         (36,113)         (80,249)
Segment assets                            --          2,830,767             --           480,812             --          3,311,579
Interest expense                          --            106,021             --               367           40,090          146,478
Interest income                           --               --               --              --            109,394          109,394
Equity in income (loss)
   of equity investment                   --               --             17,761            --               --             17,761


                                                                SIX MONTHS ENDED SEPTEMBER 30, 1998
                                  ------------------------------------------------------------------------------------------------

                                                       Real          Restaurant
                                     Gaming           Estate          Franchise        Mining           Other            Totals
                                  ------------     ------------     ------------    ------------     ------------     ------------

Revenue                           $    147,851     $       --       $       --      $      4,000     $    207,008     $    358,859
Segment loss                           (64,388)         (64,388)            --           (12,878)        (115,896)        (239,167)
Segment assets                         331,223        2,119,611             --           480,812             --          2,931,646
Interest expense                        36,250           24,301             --               241           39,103           99,895
Interest income                           --               --               --              --               --               --
Equity in income (loss)
   of equity investment               (325,052)            --               --              --               --           (325,052)


         Reconciliation of reportable segment assets to UWIN's consolidated totals as of September 30 are as follows:

         Assets                                                         1999          1998
         ------                                                      ----------    ----------

         Total assets for reportable segments:                       $3,311,579    $2,931,646
         Cash not allocated to segments:                                 53,597        70,449
         Other assets not allocated to segments:                      1,719,954       893,945
                                                                     ----------    ----------

         Consolidated total assets:                                  $5,085,130    $3,896,040
                                                                     ----------    ----------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions of UWIN's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB. Management is of the opinion that inflation and changing prices will have little, if any, effect on UWIN's financial position or results of operations.

General

         UWIN presently expects that future revenues will largely be derived from its 43% interest in the Casino. UWIN's ownership interest in Isle of Capri Black Hawk is as a minority owner, and UWIN has no role in the day-to-day management of the Casino. To date, no distributions have been declared related to the Casino. Although the Amended and Restated Operating Agreement and the Members Agreement for the Isle of Capri Black Hawk provides that distributions of income are to be made quarterly to members, the distributions may be made only if there is cash in excess of reasonable cash reserves needed for operating expenses, capital improvements, debt service, working capital, and bankroll, and subject to the limitations set forth in the Indenture for the $75 million debt offering that financed the Casino construction. The Indenture does permit distributions to Members for tax payments that will be approximately 40% of the Isle of Capri Black Hawk's pre-tax income.

         Two of UWIN's wholly-owned subsidiaries currently own undeveloped real property recorded at a cost of $2,830,767 that is located in and around Black Hawk, Colorado, and in Nevada County, California. Another of UWIN's wholly-owned subsidiaries currently owns 149 patented mining claims and 321 unpatented lode mining claims situated in the Goldfield Mining District of Esmeralda and Nye Counties, Nevada. These mining claims are recorded at a cost of $480,812.

         At September 30, 1999, UWIN had other assets in the amount of $218,307, consisting of prepaid expenses for consulting fees, and a security deposit. UWIN also has a note receivable from an affiliate, Clay County Holdings, Inc. ("CCH"), in the amount of $1,424,124.

Results of Operations

         REVENUES. Revenues increased $153,002 for the three-month period ended September 30, 1999, compared to the three months ended September 30, 1998. Current revenues are attributable to monthly lease payments on the Romarco Nevada, Inc., the lease with Goldfield Resources, Inc., interest income from loans to affiliates, income from a claim settlement, and a gain recorded on a land exchange.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $21,766 for the three month period ending September 30, 1999, as compared to the same period in the prior year. The decrease is primarily attributed to UWIN paying Mr. Winn's salary directly beginning September 1998, and its contract with Aaminex for the services of Mr. Winn, which was classified as a general and administrative expense, was terminated as of September 1, 1998. Also, a decrease of $5,100 for title and property expenses contributed to the decrease in general and administrative expenses.

         INTEREST EXPENSE. Interest expense decreased $7,157 for the three months ended September 30, 1999, as compared to the same period last year.

         SALARIES. Salary expense increased $18,790 for the three months ended September 30, 1999, as compared to the same period last year. The increase is primarily attributed to UWIN paying Mr. Winn's salary directly beginning September 1998, and its contract with Aaminex for the services of Mr. Winn, which was classified as a general and administrative expense, was terminated as of September 1, 1998.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased $7,060 for the three month period ended September 30, 1999, as compared to the three month period ended September 30, 1998. This decrease is attributable to a decrease in outside consulting.

         NET INCOME. Net income for the three months ended September 30, 1999, was $166,642, as compared to a net income of $37,765 for the three months ended September 30, 1998. This increase in net income is due to a gain recognized on a land exchange that took place on September 27, 1999.

Liquidity and Capital Resources

         As of September 30, 1999, UWIN had a cash balance of $53,597. Because the cash flow stream that would normally have been distributed to UWIN from the Casino is being used to partially finance the construction of the hotel on top of the Casino, UWIN's current internal sources of liquidity are inadequate to cover the costs of pursuit of its business strategy. Therefore, UWIN will need to continue to use best efforts debt and/or equity financings to fund the approximately $840,000 per year that it needs to continue operating. While UWIN has historically been successful in obtaining the funds necessary to continue operations, UWIN cannot assure that it will be able to obtain the necessary funding for operations for the next twelve months. If adequate funds are not available to satisfy either short or long-term capital requirements, UWIN may be required to limit its operations significantly, sell assets, or otherwise bring cash flow into balance. The long-term viability of UWIN is dependent upon successful operation of the casino complex, real estate development, and the ability to raise additional debt and equity. The accompanying financial statements have been prepared assuming that UWIN will continue as a going concern. If UWIN is unable to continue as a going concern, the values realized from UWIN's assets may not be reflective of the amounts recoverable upon liquidation.

         For the three months ended September 30, 1999, UWIN has received proceeds of $53,925 from issuing 34,794 shares of common stock, and $130,000 in debt financing to cover its operating deficit. The current outstanding indebtedness bears interest at rates from 9-12% per annum.

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

         In assessing the effect of the Year 2000 problem on UWIN, management has identified and has evaluated the following three general areas:

                  Internal infrastructure;
                  Supplier/third-party relationships; and
                  Contingency plans.

         A discussion of the three general areas as well as management's ongoing and planned actions with regard to each is set forth below:

         INTERNAL INFRASTRUCTURE. UWIN has received verification from its information technology contractor that all of its personal computers, servers, and software are now Year 2000-compliant. UWIN will continue to monitor the vendors of its critical software applications to ensure that any Year 2000 problems that may be discovered late are immediately brought to our attention and remedied. To date, all critical software vendors of UWIN have represented that their products are Year 2000-compliant. The costs incurred to ensure Year 2000 compliance of UWIN's internal systems were not material to UWIN's business, financial condition, or results of operations.

         SUPPLIERS/THIRD-PARTY RELATIONSHIPS. UWIN has received verification from Isle of Capri, UWIN's banking and financial institutions, its stock transfer agent, and all third-party entities that are critical to UWIN's successful operation that their computerized systems are Year 2000-compliant and that they have or are in the process of instituting contingency plans in the event unforeseen Year 2000 matters arise. Because UWIN is unable to personally determine whether these entities are in fact Year 2000-compliant, UWIN cannot assure that these entities are Year 2000-compliant, and cannot assure that none of them will suffer from any Year 2000-related problems. Any serious Year 2000 problems with any of these critical entities could have a material effect on UWIN's business, financial condition, or results of operations.

         UWIN relies on outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. UWIN cannot independently evaluate the Year 2000 compliance of the systems utilized to supply these services. UWIN has received no assurance of compliance from the providers of these services. UWIN cannot assure that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to UWIN's business. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on UWIN's business, financial condition, or results of operation.

         CONTINGENCY PLANS. UWIN has developed a routine backup system for its computerized data. The backup system includes a mirroring hard drive system that constantly maintains duplicates of all data stored on UWIN's computer network system, as well as tape backups that are conducted on a regular basis, with the completed backup tape then taken off premises. However, if unforeseen Year 2000 issues do arise, UWIN may take one or more of the following actions:

                  accelerated replacement of affected equipment or software; increased work hours for UWIN personnel; and/or other similar approaches.

         If UWIN is required to implement any of these contingency plans, these plans could have a material adverse effect on UWIN's business, financial condition, or results of operations.

         Based on the actions taken to date as discussed above, UWIN is reasonably certain that it has identified or will identify and resolve all Year 2000 problems that could materially adversely affect its business and operations.



                           PART II - OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

         UWIN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

ITEM 2 - CHANGES IN SECURITIES

         The following stock issuances occurred between July 1 and September 30, 1999. Each issuance was exempt from registration pursuant to Section 4(2) and/or Regulation D under the Act as a transaction by an issuer not involving any public offering, or was made pursuant to an S-8 registration statement as indicated below. No underwriter was utilized in the offering and no commissions were paid.

         UWIN issued 36,308 shares of common stock to accredited investors for an aggregate purchase price of approximately $56,651.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Index to Exhibits

                  *3.1     - Articles of Incorporation

                  *3.2     - Amendment to Articles of Incorporation

                  *3.3     - Bylaws

                   3.4     - Amended and Restated Articles of Incorporation
                             (filed with this 9/99 10-QSB)

                   3.5     - Amended Bylaws of Nevada Gold & Casinos, Inc.
                             (filed with this 9/99 10-QSB)

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


Date:    November 15, 1999