Form 10QSB
period 1999-12-31
NEVADA GOLD & CASINOS INC
filed 2000-02-15
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



     (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended December 31, 1999

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

 For the transition period from_______________________ to ______________________


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



Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.12 Per Share

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

         The number of shares outstanding of each of the issuer's classes of common equity was 10,147,750 as of January 18, 2000.

                           NEVADA GOLD & CASINOS, INC.
                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I - FINANCIAL INFORMATION                                                                                 3

         ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets as of December 31, 1999, and March 31, 1999                                            3

         Statements of Operations for the Three Months Ended
              December 31, 1999, and 1998                                                                      4

         Statements of Operations for the Nine Months Ended
              December 31, 1999, and 1998                                                                      5

         Statements of Cash Flows for the Nine Months Ended
              December 31, 1999, and 1998                                                                      6

         Notes to Interim Financial Statements                                                                 7

         ITEM 2   -  MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                         10

PART II - OTHER INFORMATION                                                                                   13

         ITEM 1 - LEGAL PROCEEDINGS                                                                           13
         ITEM 2 - CHANGES IN SECURITIES                                                                       13
         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                             13
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         13
         ITEM 5 - OTHER INFORMATION                                                                           13
         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                            13

SIGNATURES                                                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                                 NEVADA GOLD & CASINOS, INC.
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,               March 31,
                                                                                         1999                      1999
                                                                                  ------------------          --------------
                                                                                     (Unaudited)                (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                        $           141,852         $       161,234
Notes receivable                                                                             389,088                 154,763
Other assets                                                                                 125,346                 153,315
                                                                                  ------------------          --------------
TOTAL CURRENT ASSETS                                                                         656,286                 469,312
                                                                                  ------------------          --------------

Isle of Capri Black Hawk, L.L.C.                                                             389,286                -
Restaurant Connections International, Inc.                                                 -                        -
Colorado Real Estate (Gold Mountain Development, L.L.C.)                                   2,460,542               1,807,489
Mining Properties (Goldfield Resources, Inc.)                                                480,812                 480,812
California Real Estate (Sunrise Land and Minerals, Inc.)                                     371,750                 371,750
Note receivable from affiliate                                                             1,000,000               1,306,547
Note receivable - other                                                                      750,000                -
Furniture, fixtures, and equipment, net of accumulated depreciation of
   $114,767 and $139,633 on March 31 and December 31, 1999, respectively
                                                                                              69,360                  93,836
                                                                                  ------------------          --------------
TOTAL ASSETS                                                                     $         6,178,036         $     4,529,746
                                                                                  ==================          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                         $           128,224         $       102,494
Accrued interest payable                                                                      90,271                 125,993
Short-term notes payable                                                                   2,332,098               1,735,000
Current portion of long term debt                                                             43,308                  28,942
                                                                                  ------------------          --------------
TOTAL CURRENT LIABILITIES                                                                  2,593,901               1,992,429
                                                                                  ------------------          --------------

LONG-TERM DEBT
Mortgages payable, net of current portion                                                     21,808                  38,731
Notes payable, net of current portion                                                      1,011,556                 508,240
                                                                                  ------------------          --------------
TOTAL LONG-TERM DEBT                                                                       1,033,364                 546,971
                                                                                  ------------------          --------------

TOTAL LIABILITIES                                                                          3,627,265               2,539,400
                                                                                  ------------------          --------------

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 141,490 shares
   outstanding at March 31 and December 31, 1999                                           1,414,900               1,414,900
Common stock, $.12 par value, 20,000,000 shares authorized, 9,811,664 and
   10,152,058 shares outstanding at March 31 and December 31, 1999,
   respectively                                                                            1,217,847               1,177,400
Additional paid in capital                                                                 9,295,383               8,695,495
Accumulated deficit prior to development stage (12/27/93)                                 (2,296,077)             (2,296,077)
Accumulated deficit during development stage                                              (7,081,282)             (7,001,372)
                                                                                  ------------------          --------------
Total Stockholders' Equity                                                                 2,550,771               1,990,346
                                                                                  ------------------          --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $         6,178,036         $     4,529,746
                                                                                  ==================          ==============




The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                       December 31
                                                             1999                     1998
                                                        --------------          ----------------
REVENUES
Royalty income                                          $        9,000          $          6,000
Interest income                                                 53,798                  -
Other income                                                    22,651                    25,317
                                                         --------------         ----------------

TOTAL REVENUES                                                  85,449                    31,317
                                                         --------------         ----------------
EXPENSES
General and administrative                                      76,822                   106,061
Interest expense                                               107,437                    54,587
Salaries                                                        96,788                    93,722
Legal and professional fees                                    154,098                    94,288
Other                                                            8,878                    16,193
                                                         --------------         ----------------
TOTAL EXPENSES                                                 444,023                   364,851
                                                         --------------         ----------------
EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI
   BLACK HAWK                                                  389,286                  (118,709)
EQUITY IN EARNINGS (LOSS) OF RCI                               (12,613)                 -
                                                         --------------         ----------------
NET INCOME (LOSS)                                       $       18,099          $      (452,243)
                                                         ==============         ================
PER SHARE INFORMATION
Net income (loss)                                       $       18,099          $       (452,243)
Preferred stock dividends accumulated                          (42,796)                  (36,747)
                                                         --------------         ----------------
Income (loss) available to common stockholders          $      (24,697)         $       (488,990)
                                                         ==============         ================
Weighted average number of common
   shares outstanding                                       10,104,892                 9,444,608
                                                         ==============         ================
Net Income (Loss) per common share                      $          .00          $           (.05)
                                                         =============          ================




The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                    December 31
                                                     ------------------------------------------            Cumulative Amounts
                                                                                                           During Development
                                                          1999                       1998                Stage (Since 12/27/93)
                                                     ---------------           ----------------        --------------------------
REVENUES
Royalty income                                     $          23,000          $          10,000            $         258,000
Gain on sale-part interest Isle of Capri
   Black Hawk
                                                            -                           147,851                      282,967
Gain on sale of Colorado Real Estate                         435,119                    197,304                      197,304
Interest income                                              163,192                      9,704                      249,885
Other income                                                  43,717                     25,317                      984,209
                                                     ---------------           ----------------              ---------------

TOTAL REVENUES                                               665,028                    390,176                    1,972,365
                                                     ---------------           ----------------              ---------------

EXPENSES
General and administrative                                   227,224                    311,404                    2,361,466
Interest expense                                             253,915                    154,482                    1,179,085
Salaries                                                     266,128                    225,125                    1,105,360
Legal and professional fees                                  319,800                    243,210                    2.536,643
Other                                                         36,783                     47,039                      520,137
                                                     ---------------           ----------------              ---------------

TOTAL EXPENSES                                             1,103,850                    981,260                    7,702,691
                                                     ---------------           ----------------              ---------------

EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI
   BLACK HAWK                                                389,286                   (443,761)                  (1,238,493)

EQUITY IN EARNINGS (LOSS) OF RCI                             (30,374)                 -                             (112,463)
                                                     ---------------           ----------------              ---------------


NET INCOME (LOSS)                                  $         (79,910)         $      (1,034,845)           $      (7,081,282)
                                                     ===============           ================              ===============

PER SHARE INFORMATION
Net income (loss)                                  $         (79,910)         $      (1,034,845)           $      (7,081,282)
Preferred stock dividends accumulated                       (128,039)                  (115,425)                    (470,904)
                                                     ---------------           ----------------              ---------------

Income (loss) available to common stockholders     $        (207,949)         $      (1,150,270)           $      (7,552,186)
                                                     ===============           ================              ===============

Weighted average number of common
   shares outstanding
                                                          10,001,728                  9,444,608                    7,532,348
                                                     ===============           ================              ===============

Net income (loss) per common share                 $            (.02)         $            (.12)           $           (1.00)
                                                     ===============           ================              ===============




The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                    December 31                          Cumulative Amounts
                                                      ----------------------------------------           During Development
                                                            1999                    1998                 Stage (Since 12/27/93)
                                                      ----------------        ----------------       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $         (79,910)      $      (1,034,845)          $      (7,081,282)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation                                                 24,866                  24,835                     130,827
   Equity in net income of Isle of Capri Black Hawk           (389,286)                443,761                   1,238,493
   Equity in net loss of RCI                                    30,374               -                             112,463
   Consultant and investment banker option expense              74,047                  78,445                   1,096,020
   Gain on sale-part interest Isle of Capri
      Black Hawk
                                                             -                        (147,851)                   (282,967)
   Gain on sale of Colorado real estate                      -                       -                            (197,304)
   Other                                                     -                       -                                 231
Changes in operating assets and liabilities:
   Other                                                      (702,522)               (811,382)                   (634,085)
   Accounts payable and accrued liabilities                       (532)                 79,764                   1,316,875
                                                      ----------------        ----------------            ----------------
NET CASH USED IN OPERATING ACTIVITIES                       (1,042,963)             (1,367,273)                 (4,300,729)
                                                      ----------------        ----------------            ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate and assets held for development                   (448,053)               (556,301)                 (1,997,658)
Purchase of furniture, fixtures, and equipment                    (390)                 (3,659)                    (55,303)
Proceeds from sale of part interest of Isle of
   Capri Black Hawk
                                                             -                       -                             833,334
Repurchase interest in Isle of Capri Black Hawk              -                       -                            (500,000)
Advances to RCI                                              -                       -                            (104,115)
Advances to affiliates                                         (18,836)              -                          (1,525,654)
Proceeds on disposition of property                          -                       -                              45,746
                                                      ----------------        ----------------            ----------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              (467,279)               (559,960)                 (3,303,650)
                                                      ----------------        ----------------            ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                           1,669,000               1,451,667                   8,787,044
Common  stock issued for cash, net of
   offering costs
                                                               436,166                 829,184                   2,983,384
Fractional shares redeemed                                   -                       -                                 (36)
Payments on debt                                              (614,306)               (418,748)                 (4,326,948)
Salaries contributed by officers                             -                       -                               1,000
Prepaid stock subscription                                   -                       -                             295,500
                                                      ----------------        ----------------            ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,490,860               1,862,103                   7,739,944
                                                      ----------------        ----------------            ----------------
Net increase (decrease) in cash and cash equivalents           (19,382)                (65,130)                    135,565
Beginning balance - cash and cash equivalents                  161,234                 154,367                       6,287
                                                      ----------------        ----------------            ----------------
Ending balance - cash and cash equivalents           $         141,852       $          89,237           $         141,852
                                                      ================        ================            ================

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                            $         289,301       $          95,163           $         844,259
                                                      ----------------        ----------------            ----------------
   Cash paid for taxes                               $       -               $       -                   $       -
                                                      ----------------        ----------------            ----------------



The accompanying notes are an integral part of these financial statements.

1.       Business

         Nevada Gold & Casinos, Inc., currently trades on the Boston Stock Exchange under the ticker symbol "UWN" and on the over-the-counter bulletin board under the ticker symbol "UWIN." Nevada Gold & Casinos shall be referred to in this Form 10-QSB as "UWIN." UWIN has developed its business in the areas of resorts and entertainment, and specifically including gaming, real estate development, and restaurant franchise operation. UWIN is considered to be in the development stage since December 27, 1993.

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

         UWIN also owns an approximate 30% interest in Restaurant Connections International, Inc. ("RCI"), which in turn owns 19 Pizza Hut restaurants in Sao Paulo, Brazil.

         In addition, UWIN owns a majority interest in Vacationwish.com, Inc., an internet travel services Web site that, when completed, will match users with their vacation preferences or "wishes," and UWIN owns two other wholly-owned subsidiaries that own undeveloped real estate in Nevada County, California, and gold mining claims in the State of Nevada.

2.       Summary of Significant Accounting Policies

         The interim financial statements have been prepared by UWIN without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended December 31, 1999, and 1998; (b) the results of operations for the nine months ended December 31, 1999, and 1998; (c) the financial position as of December 31, 1999; and (d) the cash flows for the nine month periods ended December 31, 1999, and 1998. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 31, 1999, has been derived from the consolidated financial statements that have not been audited by UWIN's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Regulation SB and do not contain certain information included in UWIN's annual financial statements and notes. The consolidated financial statements and notes included should be read in conjunction with the financial statements and notes included in UWIN's Annual Report on Form 10-KSB filed in July 1999.

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

         UWIN's 43% ownership of the Isle of Capri Black Hawk is being accounted for using the equity method of accounting. UWIN's investment in Isle of Capri Black Hawk is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's year ended March 31, 1999, Isle of Capri Black Hawk's undistributed losses allocable to UWIN through March 28, 1999, totaled $2,155,710. In accordance with the equity method of accounting, UWIN's prior basis of $656,274 was reduced to zero, and the remaining allocated loss of $1,499,436 is not reflected in the financial statements. As of December 26, 1999 (Isle of Capri Black Hawk's quarter-end), Isle of Capri Black Hawk's undistributed earnings allocable to UWIN for that nine-month period totaled $1,888,723, which restored the losses suspended under the equity method of accounting and increased UWIN's basis in the project through December 26, 1999, to $389,286.

         The following is a summary of condensed financial information pertaining to the Isle of Capri Black Hawk:


                            ISLE OF CAPRI BLACK HAWK
                             CONDENSED BALANCE SHEET
                             AS OF DECEMBER 26, 1999
                                                                  (in
                                                                  thousands)
          Current assets                                       $          13,955
          Property and equipment                                          88,359
          Other assets                                                     3,779
                                                                ----------------
          Total assets                                         $         106,093
                                                                ================

          Current liabilities                                  $          18,925
          Long-term debt                                                  75,218
          Members' equity                                                 11,950
                                                                ----------------
          Total liability and equity                           $         106,093
                                                                ================

                            ISLE OF CAPRI BLACK HAWK
                           CONDENSED INCOME STATEMENT
                  FOR THE EIGHT MONTHS ENDED DECEMBER 26, 1999


                                                             (in
                                                             thousands)
          Revenue:
          Casino                                           $          54,652
          Food, beverage, and other                                    7,164
                                                            ----------------
          Total revenue                                    $          61,816

          Operating expenses:
          Casino                                           $           3,599
          Gaming taxes                                                10,823
          Food, beverage, and other                                   34,673
          Depreciation                                                 1,374
                                                            ----------------
          Total operating expenses                         $          50,469

          Operating income                                 $          11,347
          Interest expense, net                                       (7,185)
                                                            ----------------
          Net profit                                       $           4,162
                                                           =================

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

5.       Segment Reporting

         UWIN operates in four operating segments: (a) gaming, (b) commercial and residential real estate development, (c) restaurant franchises, and (d) mining properties and claims. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado. The commercial and residential real estate segment involves the development of a master-planned residential and commercial property project adjacent to Black Hawk, Colorado. The restaurant franchise segment involves UWIN's approximate 30% interest in Restaurant Connections International, Inc., which in turn owns 19 Pizza Hut restaurants in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of real property and retaining a royalty interest under the lease.

         Summarized financial information concerning UWIN's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.

                                                            NINE MONTHS ENDED DECEMBER 31, 1999
                          ------------------------------------------------------------------------------------------------------

                                                Real           Restaurant
                             Gaming            Estate           Franchise          Mining             Other            Totals
                          ------------      ------------      ------------      ------------      ------------      ------------
Revenue                  $     -           $     435,119     $     -           $      23,000     $      43,717     $     501,836
Segment profit (loss)         (109,706)         (109,706)          -                 (21,941)         (197,469)         (438,822)
Segment assets                 389,286         2,832,292           -                 480,812           -               3,702,390
Interest expense                91,523           161,865           -                     527           -                 253,915
Interest income                -                 -                 -                 -                 163,192           163,192
Equity in income (loss)
   of equity investment
                               389,286           -                 (30,374)          -                 -                 358,912

                                                            NINE MONTHS ENDED DECEMBER 31, 1998
                          ------------------------------------------------------------------------------------------------------
                                                Real           Restaurant
                             Gaming            Estate           Franchise          Mining             Other            Totals
                          ------------      ------------      ------------      ------------      ------------      ------------
Revenue                  $     147,851     $     197,304     $      -          $      10,000     $      25,317     $     380,472
Segment profit (loss)         (147,771)         (147,771)           -                (29,554)         (265,988)         (591,084)
Segment assets                 212,514         2,118,628            -                480,812           -               2,811,954
Interest expense                36,250            78,888            -                    241            39,103           154,482
Interest income                -                 -                  -                -                   9,704             9,704
Equity in income (loss)
   of equity investment
                              (443,761)          -                 -                 -                 -                (443,761)


         Reconciliation of reportable segment assets to UWIN's consolidated totals as of December 31 are as follows:

         Assets                                           1999           198
         ------                                           ----           ----
         Total assets for reportable segments:          $3,702,390    $2,811,954
         Cash not allocated to segments:                   141,852        89,237
         Other assets not allocated to segments:         2,333,794     1,214,005
                                                        ----------     ---------

         Consolidated total assets:                     $6,178,036    $4,115,196
                                                        ----------    ----------


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

         Two of UWIN's wholly-owned subsidiaries currently own undeveloped real property recorded at a cost of $2,832,292 that is located in and around Black Hawk, Colorado, and in Nevada County, California. Another of UWIN's wholly-owned subsidiaries currently owns 149 patented mining claims and 321 unpatented lode mining claims situated in the Goldfield Mining District of Esmeralda and Nye Counties, Nevada. These mining claims are recorded at a cost of $480,812.

         At December 31, 1999, UWIN had other assets in the amount of $125,346, consisting of prepaid expenses for consulting fees, and a security deposit. UWIN also has notes receivable from an affiliate, Clay County Holdings, Inc. ("CCH"), in the amount of $1,389,088.

Results of Operations

          Comparison of three-month period ending December 31, 1999 and
                               December 31, 1998

         REVENUES. Revenues increased $54,132 for the three-month period ended December 31, 1999, compared to the three months ended December 31, 1998. Current revenues are attributable to monthly payments under the lease between Goldfield Resources, Inc., and Romarco Nevada, Inc.; interest income from loans to affiliates; miscellaneous income, and income from a claim settlement.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $29,239 for the three month period ending December 31, 1999, as compared to the same period in the prior year. The decrease is attributed to a reduction in telephone expense of $1,200, office and supply expenses of $3,000, and travel expenses of $25,000.

         INTEREST EXPENSE. Interest expense increased $52,850 for the three months ended December 31, 1999, as compared to the same period last year due to increased debt financing.

         SALARIES. Salary expense increased $3,066 for the three months ended December 31, 1999, as compared to the same period last year. The increase is attributed to a change in personnel.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased $59,810 for the three-month period ended December 31, 1999, as compared to the three-month period ended December 31, 1998. This increase is attributable to an increase in outside consulting and outside legal fees.

         NET INCOME. Net income for the three months ended December 31, 1999, was $18,099, as compared to a net loss of $452,243 for the three months ended December 31, 1998. This increase in net income is due to UWIN's equity in earnings of Isle of Capri Black Hawk in the amount of $389,286 for the current three-month period.

 Comparison of nine-month period ending December 31, 1999 and December 31, 1998

         REVENUES. Revenues increased $274,852 for the nine-month period ended December 31, 1999, compared to the nine months ended December 31, 1998. Current revenues are attributable to an increase in the monthly payment amount under the lease between Goldfield Resources, Inc., and Romarco Nevada, Inc.; interest income from loans to affiliates; gain on the sale of land from an exchange between Gold Mountain and Proland Management, and income from a claim settlement.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $84,180 for the nine-month period ending December 31, 1999, as compared to the same period in the prior year. The decrease is attributed to reductions in telephone expenses of $6,000, office and supply expenses of $7,000, travel expenses of $14,000, commissions of $4,000, property expenses of $5,500, and lease, advertising, and miscellaneous expenses of $10,000. Also, UWIN began paying Mr. Winn's salary directly in September 1998, and therefore its contract with Aaminex for the services of Mr. Winn, which was classified as a general and administrative expense, was terminated in September 1998.

         INTEREST EXPENSE. Interest expense increased $99,433 for the nine months ended December 31, 1999, as compared to the same period last year due to increased debt financing.

         SALARIES. Salary expense increased $41,003 for the nine months ended December 31, 1999, as compared to the same period last year. The increase was primarily due to UWIN beginning in September 1998 to pay Mr. Winn directly a salary of $8,333 per month instead of through the prior retainer agreement with Aaminex.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased $76,590 for the nine-month period ended December 31, 1999, as compared to the nine-month period ended December 31, 1998. This increase is attributable to an increase in outside consulting fees of $115,000 and a decrease in outside legal and accounting fees of $38,000.

         NET INCOME. Net loss for the nine months ended December 31, 1999, was $79,910, as compared to a net loss of $1,034,845 for the nine months ended December 31, 1998. This decrease in net loss is due to UWIN's equity in earnings of Isle of Capri Black Hawk in the amount of $389,286, gain on the sale of property with Proland Management in the amount of $435,119, and interest income of $163,192.

Historical Cash Flows

         OPERATING ACTIVITIES. Cash used in operating activities during the nine months ended December 31, 1999, amounted to $1,042,963 as compared to $1,367,273 used for the nine month-period ending December 31, 1998.

         INVESTING ACTIVITIES. Cash used in investing activities during the nine months ended December 31, 1999, amounted to $467,279, as compared to $559,960 of cash used in investing activities for the nine months ended December 31, 1998. The current nine-month period amount relates primarily to the land purchase from Proland Management and advances to affiliates.

         FINANCING ACTIVITIES. UWIN has financed its operating and investing activities primarily from the proceeds of private placements of its common stock and through debt. During the nine months ended December 31, 1999, UWIN received $436,166 from cash sales of its common stock, a decrease of $393,018, as compared to the $829,184 received from cash sales of common stock for the nine months ended December 31, 1998. During the nine months ended December 31, 1999, UWIN received proceeds of $1,669,000 from the issuance of debt, an increase of $217,333 over the $1,451,667 received from proceeds of debt in the nine months ended December 31, 1998. During the nine months ended December 31, 1999, UWIN expended $614,306 for payments on outstanding debt, a increase $195,558 over the $418,748 expended for payments on outstanding debt for the nine months ended December 31, 1998.

Liquidity and Capital Resources

         As of December 31, 1999, UWIN had a cash balance of $141,852. Because the cash flow from the Casino is being used to partially finance the construction of the hotel on top of the Casino, UWIN's current internal sources of liquidity are inadequate to cover the costs of its operations or to finance its other business development opportunities. Therefore, UWIN will need to continue to use best efforts debt and/or equity financings to fund the approximately $840,000 per year that it needs to continue operating. UWIN has historically been successful in obtaining the funds necessary to continue operations, and has recently obtained a long-term line of credit to satisfy its need for operating costs for the next twelve months. However, if adequate funds are not available to satisfy either short or long-term capital requirements, UWIN may be required to limit its operations significantly, sell assets, or otherwise bring cash flow into balance. The long-term viability of UWIN is dependent upon successful operation of the casino complex, real estate development, and the ability to raise additional debt and equity. The accompanying financial statements have been prepared assuming that UWIN will continue as a going concern. If UWIN is unable to continue as a going concern, the values realized from UWIN's assets may not be reflective of the amounts recoverable upon liquidation.

         For the three months ended December 31, 1999, UWIN has received proceeds of $148,293 from issuing 87,582 shares of common stock, and $1,580,000 in debt financing to cover its operating deficit and current debt payments. The current outstanding indebtedness bears interest at rates from 9-12% per annum. In addition, due to note conversions by two investors, UWIN was able to issue stock in lieu of cash payments for debt obligations totaling $51,731.

Year 2000 Compliance Issues

         As of the date of this Form 10-QSB, UWIN has not suffered from any Year 2000-related computer problems. None of UWIN's outside vendors, including its registrar/transfer agent, electricity providers, and other vendors, have reported to us that they have suffered from any Year 2000-related problems, either. UWIN will continue to monitor the Year 2000 computer situation and will maintain its contingency plans as previously reported until UWIN determines that the monitoring for these issues is no longer necessary.

                           PART II - OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

         UWIN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

ITEM 2 - CHANGES IN SECURITIES

         The following stock issuances occurred between October 1 and December 31, 1999. Each issuance was exempt from registration pursuant to Section 4(2) and/or Regulation D under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in the offering and no commissions were paid.

         UWIN issued 87,582 shares of common stock to three accredited investors for an aggregate purchase price of approximately $142,000.

         UWIN issued 32,070 shares of common stock to two accredited investors as note conversions in the amount of $51,731.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Index to Exhibits

                  *3.4 -     Amended and Restated Articles of Incorporation
                             (previously filed with UWIN's 9/99 10-QSB)
                  *3.5 -     Amended Bylaws of Nevada Gold & Casinos, Inc.
                             (previously filed with UWIN's 9/99 10-QSB)
                  *4.1 -     Deed of Trust
                  *4.2 -     Master Secured Note
                  *4.3 -     Note Participation Agreement
                  *4.4 -     Common stock certificate specimen (previously filed
                             as exhibit 4.1(1) to UWIN's S-8 Registration
                             Statement filed on 9/24/99)
                  *10.2-     Operating Agreement of Isle of Capri Black Hawk,
                             L.L.C.

                  *10.3-    Amended and Restated Operating Agreement of
                             Isle of Capri Black Hawk, L.L.C.
                  *10.4-    Members Agreement
                  *10.5-    License Agreement
                    27 -    Financial Data Schedule

*Exhibits were previously filed and are incorporated by reference.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
  *3.4 -     Amended and Restated Articles of Incorporation
             (previously filed with UWIN's 9/99 10-QSB)
  *3.5 -     Amended Bylaws of Nevada Gold & Casinos, Inc.
             (previously filed with UWIN's 9/99 10-QSB)
  *4.1 -     Deed of Trust
  *4.2 -     Master Secured Note
  *4.3 -     Note Participation Agreement
  *4.4 -     Common stock certificate specimen (previously filed
             as exhibit 4.1(1) to UWIN's S-8 Registration
             Statement filed on 9/24/99)
  *10.2-     Operating Agreement of Isle of Capri Black Hawk,
             L.L.C.
  *10.3-     Amended and Restated Operating Agreement of
             Isle of Capri Black Hawk, L.L.C.
  *10.4-     Members Agreement
  *10.5-     License Agreement
    27 -     Financial Data Schedule