Form 10QSB/A
period 1999-12-31
NEVADA GOLD & CASINOS INC
filed 2000-02-17
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended DECEMBER 31, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to ___________________


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

                           NEVADA GOLD & CASINOS, INC.
                                      INDEX

                                                                      PAGE NO.
                                                                      --------
PART I - FINANCIAL INFORMATION                                          3
------   ---------------------

         ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets as of December 31, 1999, and March 31, 1999     3

         Statements of Operations for the Three Months Ended
              December 31, 1999, and 1998                               4

         Statements of Operations for the Nine Months Ended
              December 31, 1999, and 1998                               5

         Statements of Cash Flows for the Nine Months Ended
              December 31, 1999, and 1998                               6

         Notes to Interim Financial Statements                          7

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10

PART II - OTHER INFORMATION                                            13
-------   -----------------

         ITEM 1 - LEGAL PROCEEDINGS                                    13
         ITEM 2 - CHANGES IN SECURITIES                                13
         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                      13
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  13
         ITEM 5 - OTHER INFORMATION                                    13
         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                     13

SIGNATURES                                                             14

EXHIBIT INDEX                                                          14

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                          NEVADA GOLD & CASINOS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,        March 31,
                                                                                 1999               1999
                                                                            ---------------    ---------------
                                                                               (Unaudited)        (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $       141,852    $       161,234
Notes receivable                                                                    389,088            154,763
Other assets                                                                        125,346            153,315
                                                                            ---------------    ---------------
TOTAL CURRENT ASSETS                                                                656,286            469,312
                                                                            ---------------    ---------------

Isle of Capri Black Hawk, L.L.C                                                     389,286                 --
Restaurant Connections International, Inc.                                               --                 --
Colorado Real Estate (Gold Mountain Development, L.L.C.)                          2,460,542          1,807,489
Mining Properties (Goldfield Resources, Inc.)                                       480,812            480,812
California Real Estate (Sunrise Land and Minerals, Inc.)                            371,750            371,750
Note receivable from affiliate                                                    1,000,000          1,306,547
Note receivable - other                                                             750,000                 --
Furniture, fixtures, and equipment, net of accumulated depreciation of
   $114,767 and $139,633 on March 31 and December 31, 1999, respectively
                                                                                     69,360             93,836
                                                                            ---------------    ---------------
TOTAL ASSETS                                                                $     6,178,036    $     4,529,746
                                                                            ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    $       128,224    $       102,494
Accrued interest payable                                                             90,271            125,993
Short-term notes payable                                                          2,332,098          1,735,000
Current portion of long term debt                                                    43,308             28,942
                                                                            ---------------    ---------------
TOTAL CURRENT LIABILITIES                                                         2,593,901          1,992,429
                                                                            ---------------    ---------------
LONG-TERM DEBT
Mortgages payable, net of current portion                                            21,808             38,731
Notes payable, net of current portion                                             1,011,556            508,240
                                                                            ---------------    ---------------
TOTAL LONG-TERM DEBT                                                              1,033,364            546,971
                                                                            ---------------    ---------------
TOTAL LIABILITIES                                                                 3,627,265          2,539,400
                                                                            ---------------    ---------------
STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 141,490 shares
   outstanding at March 31 and December 31, 1999                                  1,414,900          1,414,900
Common stock, $.12 par value, 20,000,000 shares authorized, 9,811,664 and
   10,152,058 shares outstanding at March 31 and December 31, 1999,
   respectively                                                                   1,217,847          1,177,400
Additional paid in capital                                                        9,295,383          8,695,495
Accumulated deficit prior to development stage (12/27/93)                        (2,296,077)        (2,296,077)
Accumulated deficit during development stage                                     (7,081,282)        (7,001,372)
                                                                            ---------------    ---------------
TOTAL STOCKHOLDERS' EQUITY                                                        2,550,771          1,990,346
                                                                            ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     6,178,036    $     4,529,746
                                                                            ===============    ===============

The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                Three Months Ended
                                                                                   December 31
                                                                                1999              1998
                                                                            ------------    ------------
REVENUES
Royalty income                                                              $      9,000    $      6,000
Interest income                                                                   53,798              --
Other income                                                                      22,651          25,317
                                                                            ------------    ------------
TOTAL REVENUES                                                                    85,449          31,317
                                                                            ------------    ------------
EXPENSES
General and administrative                                                        76,822         106,061
Interest expense                                                                 107,437          54,587
Salaries                                                                          96,788          93,722
Legal and professional fees                                                      154,098          94,288
Other                                                                              8,878          16,193
                                                                            ------------    ------------
TOTAL EXPENSES                                                                   444,023         364,851
                                                                            ------------    ------------

EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI
   BLACK HAWK                                                                    389,286        (118,709)
EQUITY IN EARNINGS (LOSS) OF RCI                                                 (12,613)             --
                                                                            ------------    ------------
NET INCOME (LOSS)                                                           $     18,099    $   (452,243)
                                                                            ============    ============

PER SHARE INFORMATION
Net income (loss)                                                           $     18,099    $   (452,243)
Preferred stock dividends accumulated                                            (42,796)        (36,747)
                                                                            ------------    ------------
Income (loss) available to common stockholders                              $    (24,697)   $   (488,990)
                                                                            ============    ============
Weighted average number of common
   shares outstanding                                                         10,104,892       9,444,608
                                                                            ============    ============
Net Income (Loss) per common share                                          $        .00    $       (.05)
                                                                            ============    ============

The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                    December 31                            Cumulative Amounts
                                                     ------------------------------------------            During Development
                                                          1999                       1998                Stage (Since 12/27/93)
                                                     ---------------           ----------------        --------------------------
REVENUES
Royalty income                                     $          23,000          $          10,000            $         258,000
Gain on sale-part interest Isle of Capri
   Black Hawk
                                                                  --                    147,851                      282,967
Gain on sale of Colorado Real Estate                         435,119                    197,304                      197,304
Interest Income                                              163,192                      9,704                      249,885
Other income                                                  43,717                     25,317                      984,209
                                                     ---------------           ----------------              ---------------
TOTAL REVENUES                                               665,028                    390,176                    1,972,365
                                                     ---------------           ----------------              ---------------
EXPENSES
General and administrative                                   227,224                    311,404                    2,361,466
Interest expense                                             253,915                    154,482                    1,179,085
Salaries                                                     266,128                    225,125                    1,105,360
Legal and professional fees                                  319,800                    243,210                    2,536,643
Other                                                         36,783                     47,039                      520,137
                                                     ---------------           ----------------              ---------------
TOTAL EXPENSES                                             1,103,850                    981,260                    7,702,691
                                                     ---------------           ----------------              ---------------
EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI
   BLACK HAWK                                                389,286                   (443,761)                  (1,238,493)
EQUITY IN EARNINGS (LOSS) OF RCI                             (30,374)                        --                     (112,463)
                                                     ---------------           ----------------              ---------------
NET INCOME (LOSS)                                  $         (79,910)         $      (1,034,845)           $      (7,081,282)
                                                     ===============           ================              ===============
PER SHARE INFORMATION
Net income (loss)                                  $         (79,910)         $      (1,034,845)           $      (7,081,282)
Preferred stock dividends accumulated                       (128,039)                  (115,425)                    (470,904)
                                                     ---------------           ----------------              ---------------
Income (loss) available to common stockholders     $        (207,949)         $      (1,150,270)           $      (7,552,186)
                                                     ===============           ================              ===============

Weighted average number of common
   shares outstanding
                                                          10,001,728                  9,444,608                    7,532,348
                                                     ===============           ================              ===============
Net Income (loss) per common share                 $            (.02)         $            (.12)           $           (1.00)
                                                     ===============           ================              ===============

The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                          December 31                    Cumulative Amounts
                                                            ----------------------------------------     During Development
                                                                  1999                    1998         Stage (Since 12/27/93)
                                                            ----------------        ----------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $       (79,910)      $    (1,034,845)      $    (7,081,282)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation                                                       24,866                24,835               130,827
   Equity in net income of Isle of Capri Black Hawk                 (389,286)              443,761             1,238,493
   Equity in net loss of RCI                                          30,374                    --               112,463
   Consultant and investment banker option expense                    74,047                78,445             1,096,020
   Gain on sale-part interest Isle of Capri
      Black Hawk                                                          --              (147,851)             (282,967)

   Gain on sale of Colorado real estate                                   --                    --              (197,304)
   Other                                                                  --                    --                   231
Changes in operating assets and liabilities:
   Other                                                            (702,522)             (811,382)             (634,085)
   Accounts payable and accrued liabilities                             (532)               79,764             1,316,875
                                                             ---------------       ---------------       ---------------
NET CASH USED IN OPERATING ACTIVITIES                             (1,042,963)           (1,367,273)           (4,300,729)
                                                             ---------------       ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate and assets held for development                         (448,053)             (556,301)           (1,997,658)
Purchase of furniture, fixtures, and equipment                          (390)               (3,659)              (55,303)
Proceeds from sale of part interest of Isle of
   Capri Black Hawk                                                       --                    --               833,334

Repurchase interest in Isle of Capri Black Hawk                           --                    --              (500,000)
Advances to RCI                                                           --                    --              (104,115)
Advances to affiliates                                               (18,836)                   --            (1,525,654)
Proceeds on disposition of property                                       --                    --                45,746
                                                             ---------------       ---------------       ---------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    (467,279)             (559,960)           (3,303,650)
                                                             ---------------       ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                 1,669,000             1,451,667             8,787,044
Common  stock issued for cash, net of
   Offering costs                                                    436,166               829,184             2,983,384
Fractional shares redeemed                                                --                    --                   (36)
Payments on debt                                                    (614,306)             (418,748)           (4,326,948)
Salaries contributed by officers                                          --                    --                 1,000
Prepaid stock subscription                                                --                    --               295,500
                                                             ---------------       ---------------       ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,490,860             1,862,103             7,739,944
                                                             ---------------       ---------------       ---------------
Net increase (decrease) in cash and cash equivalents                 (19,382)              (65,130)              135,565
Beginning balance - cash and cash equivalents                        161,234               154,367                 6,287
                                                             ---------------       ---------------       ---------------
Ending balance - cash and cash equivalents                   $       141,852       $        89,237       $       141,852
                                                             ===============       ===============       ===============
SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                    $       289,301       $        95,163       $       844,259
                                                             ---------------       ---------------       ---------------
   Cash paid for taxes                                       $            --       $            --       $            --
                                                             ---------------       ---------------       ---------------

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

     The following is a summary of condensed financial information pertaining to the Isle of Capri Black Hawk:


                            ISLE OF CAPRI BLACK HAWK
                             CONDENSED BALANCE SHEET
                             AS OF DECEMBER 26, 1999

                                                      (in thousands)
                    Current assets                      $   13,955
                    Property and equipment                  88,359
                    Other assets                             3,779
                                                        ----------
                    Total assets                        $  106,093
                                                        ==========

                    Current liabilities                 $   18,925
                    Long-term debt                          75,218
                    Members' equity                         11,950
                                                        ----------
                    Total liability and equity          $  106,093
                                                        ==========

                            ISLE OF CAPRI BLACK HAWK
                           CONDENSED INCOME STATEMENT
                  FOR THE EIGHT MONTHS ENDED DECEMBER 26, 1999

                                                      (in thousands)
                    Revenue:
                    Casino                              $   54,652
                    Food, beverage, and other                7,164
                                                        ----------
                    Total revenue                       $   61,816

                    Operating expenses:
                    Casino                              $    3,599
                    Gaming taxes                            10,823
                    Food, beverage, and other               34,673
                    Depreciation                             1,374
                                                        ----------
                    Total operating expenses            $   50,469

                    Operating income                    $   11,347
                    Interest expense, net                   (7,185)
                                                        ----------
                    Net profit                          $    4,162
                                                        ==========


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


                                                            NINE MONTHS ENDED DECEMBER 31, 1999
                          ---------------------------------------------------------------------------------------------
                                                  Real       Restaurant
                               Gaming            Estate       Franchise       Mining         Other            Totals
                            ------------    ------------    ------------   ------------    ------------    ------------
Revenue                     $         --    $    435,119    $         --   $     23,000    $     43,717    $    501,836
Segment profit (loss)           (109,706)       (109,706)             --        (21,941)       (197,469)       (438,822)
Segment assets                   389,286       2,832,292              --        480,812              --       3,702,390
Interest expense                  91,523         161,865              --            527              --         253,915
Interest income                       --              --              --             --         163,192         163,192
Equity in income (loss)
   of equity investment
                                 389,286              --         (30,374)            --              --         358,912

                                                            NINE MONTHS ENDED DECEMBER 31, 1999
                          ---------------------------------------------------------------------------------------------
                                                  Real       Restaurant
                               Gaming            Estate       Franchise       Mining         Other            Totals
                            ------------    ------------    ------------   ------------    ------------    ------------
Revenue                     $    147,851    $    197,304    $         --   $     10,000    $     25,317    $    380,472
Segment profit (loss)           (147,771)       (147,771)             --        (29,554)       (265,988)       (591,084)
Segment assets                   212,514       2,118,628              --        480,812              --       2,811,954
Interest expense                  36,250          78,888              --            241          39,103         154,482
Interest income                       --              --              --             --           9,704           9,704
Equity in income (loss)
   of equity investment
                                (443,761)             --              --             --              --        (443,761)

     Reconciliation of reportable segment assets to UWIN's consolidated totals as of December 31 are as follows:

         Assets                                                                   1999             1998
         ------                                                             ---------------   ---------------
Total assets for reportable segments:                                       $     3,702,390   $     2,811,954
Cash not allocated to segments:                                                     141,852            89,237
Other assets not allocated to segments:                                           2,333,794         1,214,005
                                                                            ---------------   ---------------
Consolidated total assets:                                                  $     6,178,036   $     4,115,196
                                                                            ---------------   ---------------


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Index to Exhibits
              *3.4   -  Amended and Restated Articles of Incorporation
                        (previously filed with UWIN's 9/99 10-QSB)
              *3.5   -  Amended Bylaws of Nevada Gold & Casinos, Inc.
                        (previously filed with UWIN's 9/99 10-QSB)
              *4.1   -  Deed of Trust
              *4.2   -  Master Secured Note
              *4.3   -  Note Participation Agreement
              *4.4   -  Common stock certificate specimen
                        (previously filed as Exhibit 4.1(1) to UWIN's
                        S-8 Registration Statement filed on 9/24/99)
              *10.2  -  Operating Agreement of Isle of Capri Black Hawk, L.L.C.

              *10.3  -  Amended and Restated Operating Agreement of
                           Isle of Capri Black Hawk, L.L.C.
              *10.4  -  Members Agreement
              *10.5  -  License Agreement
               27    -  Financial Data Schedule (previously filed as Exhibit 27 to UWIN's
                           12/99 10-QSB)

*Exhibits were previously filed and are incorporated by reference.

              (B)  Reports on Form 8-K

                   None


SIGNATURES:

     In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

              NEVADA GOLD & CASINOS, INC.

              By:      /s/ H. Thomas Winn
                       ------------------
                       President


Date:    February 16, 2000
----


                                  EXHIBIT INDEX

Exhibit No.:                        Description:
-----------                         -----------

*3.4 -  Amended and Restated Articles of Incorporation (previously filed with
          UWIN's 9/99 10-QSB)
*3.5 -  Amended Bylaws of Nevada Gold & Casinos, Inc. (previously filed with
          UWIN's 9/99 10-QSB)
*4.1 -  Deed of Trust
*4.2 -  Master Secured Note
*4.3 -  Note Participation Agreement
*4.4 -  Common stock certificate specimen (previously filed as Exhibit
          4.1(1) to UWIN's S-8 Registration Statement filed on 9/24/99)
*10.2 - Operating Agreement of Isle of Capri Black Hawk, L.L.C.
*10.3 - Amended and Restated Operating Agreement of
          Isle of Capri Black Hawk, L.L.C.
*10.4 - Members Agreement
*10.5 - License Agreement
 27   - Financial Data Schedule (previously filed as Exhibit 27 to UWIN's
          12/99 10-QSB)

                                       14