Form 10KSB
period 2000-03-31
NEVADA GOLD & CASINOS INC
filed 2000-06-29
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended March 31, 2000

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from_______________ to __________________

                          Commission file number 0-8927

                           NEVADA GOLD & CASINOS, INC.
                 (Name of small business issuer in its charter)

            Nevada                                        88-0142032
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

3040 Post Oak Blvd.
Suite 675  Houston, Texas                                   77056
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:            (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.12 Per Share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

         The issuer's revenues for its fiscal year ending March 31, 2000:
         $340,072


         The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 1, 2000, was $11,736,549


         The number of common shares outstanding was 10,345,157 as of June 1, 2000.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                       PART I

ITEM 1.           DESCRIPTION OF BUSINESS......................................................................1
ITEM 2.           DESCRIPTION OF PROPERTIES...................................................................10
ITEM 3.           LEGAL PROCEEDINGS...........................................................................11
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................11

                                                      PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS ....................................................................12
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.....................................................13
ITEM 7.           FINANCIAL STATEMENTS........................................................................16
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................16

                                                     PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                      PERSONS; COMPLIANCE SECTION 16(a) OF THE EXCHANGE ACT...................................17
ITEM 10.          EXECUTIVE COMPENSATION......................................................................18
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT..............................................................................20
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................22
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............................................................22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

         Nevada Gold & Casinos, Inc., which currently trades on the Boston Stock Exchange under the ticker symbol "UWN" and the Over-the-Counter Bulletin Board under the ticker symbol "UWIN" (hereinafter referred to as "UWIN"), has developed its business primarily in the areas of gaming, real estate development, and restaurant franchise operation. UWIN was founded in 1977 and since 1993, its primary focus has been the development of gaming and real estate properties in Colorado, California and New York.

Gaming Development

         Isle of Capri Black Hawk

         In April 1997, UWIN and Isle of Capri Casinos, Inc. ("Isle") (then known as Casino America, Inc.), through wholly-owned subsidiaries, Black Hawk Gold, Ltd. ("BHG"), and Casino America of Colorado, Inc. ("CAC"), respectively, entered into a joint venture, the Isle of Capri-Black Hawk, L.L.C. ("IC-BH"). The purpose of the joint venture was the construction and operation of the IC-BH Casino (the "Casino") and a hotel on the Black Hawk property. The Casino opened for business on December 30, 1998, and the Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

         The Casino, with a 101,000-square-foot floor plate, is currently the largest gaming facility in Colorado. The Casino is strategically located at the entrance to Black Hawk. The $103 million Casino features 1,113 slot machines, 14 blackjack tables, three restaurants, an event center, and a 1,100-space covered parking garage. Continued operation of the Casino is subject to annual renewal of the gaming licenses issued by the Colorado Gaming Commission. Construction of a $29 million 237-room hotel on top of the Casino began in June of 1999 and is proceeding under a "guaranteed maximum price" contract. The hotel is expected to be completed and open in early August of 2000. The hotel, once completed, will be the largest hotel in the Black Hawk market.

         UWIN has identified and is pursuing additional gaming ventures and associated real estate resort/entertainment development projects. UWIN currently creates associations with successful gaming operators for the development and operation of the gaming ventures, and will acquire, plan, and develop the real estate projects. UWIN intends to utilize its expertise - project identification and development - to create financially attractive investment opportunities while having a small, knowledgeable, and responsive staff that is able to capitalize on projects in developing markets.

Real Estate Development

         Gold Mountain Development

         UWIN, through its wholly-owned subsidiary, Gold Mountain Development, L.L.C. ("GMD"), owns approximately 240 acres of real property in the vicinity of Black Hawk, Colorado. During the year end March 31, 2000, GMD exchanged certain acres of real property located in Gilpin County, Colorado for other acres of real property owned by Proland Management, L.L.C. ("Proland"). In addition, GMD extinguished a note receivable due from Proland in the amount of $160,045 including interest and issued to Proland a long term note payable of $47,098.

         The casinos currently operating in Black Hawk employ in excess of 6,000 individuals. Because only limited residential housing is available in the Black Hawk area, these employees generally commute daily for distances of 25 miles or more each way. With the exception of existing casinos, no commercial facilities exist in Black Hawk to provide even the most basic amenities for Black Hawk residents.

         UWIN is evaluating the feasibility of developing a master-planned residential and commercial project on the Property, and to obtain investors and/or joint venture partners for it and UWIN in order to finance the projects. Sales of pad sites may be made to assist in the funding of the project. As of the date hereof, no joint venture projects or sales have been consummated.

         Blue Diamond Resorts

         In March 2000 UWIN entered into an agreement to acquire over 800 acres on Wellesley Island in New York state. In April 2000 the agreement was finalized by UWIN's wholly-owned subsidiary, Blue Diamond Resorts, Inc., for a purchase price of approximately $1,802,000. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence seaway between the borders of the United States and Canada. The area is approximately 90 miles north of Syracuse, New York. The eight-mile long island has for many years capitalized on increased domestic and international traffic that frequents this historic tourist destination. The 1000 Island International Tourism Council has indicated that there are over 19 million people within 300 miles of Wellesley Island. UWIN is conducting a feasibility study of the real estate for development of a master-planned resort community, which covers roughly 10 percent of the island. The potential exists for an Indian-based casino in the area, the successful accomplishment of which cannot be accurately predicted due to numerous requirements for local, state and governmental approvals.

         The Company has retained an engineering firm to evaluate the existing infrastructure and improvements on the property, including water and sewer treatment facilities.

         Sunrise Land and Minerals

         UWIN, through its wholly owned subsidiary, Sunrise Land and Mineral Corporation, ("Sunrise"), a Nevada corporation acquired in 1995, owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise has been inactive since its acquisition in 1995. UWIN intends to evaluate the highest and best use of Sunrise's land. The property also has potential for residential and/or resort real estate development.

Restaurant Franchises

         Restaurant Connections International, Inc.

         In August 1998, Restaurant Connections International, Inc. ("RCI") was formed with UWIN as a founding shareholder. UWIN currently owns an approximate 30% interest in RCI. In December 1998, RCI purchased the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 18 Pizza Hut restaurants and one KFC restaurant in Sao Paulo. The KFC restaurant has been converted into a Pizza Hut restaurant. UWIN believes that gaming may again become legalized in Brazil, and feels that having an existing business presence in Brazil through RCI may give UWIN an advantage in that market. However, UWIN cannot assure that gaming will again become legalized in Brazil, or that it would in fact have an advantage if gaming is legalized in Brazil. The President and Chairman of RCI is James Wong, who was elected a Director of UWIN in March 1999, and who is a turn-around expert and external change agent who has performed consulting services for Pizza Hut International, KFC, PepsiCo Food Systems, American Express, ARCO, Budget Rent-A-Car, Compaq, EDS, Hitachi, Honeywell, and other national and international corporations.

Mining Interests

         Goldfield Resources, Inc.

         In June 1998, Goldfield Resources, Inc. ("Goldfield"), a Nevada corporation, was organized as a wholly-owned subsidiary of UWIN. The Board of Directors approved the transfer of UWIN's land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 acres, to Goldfield in exchange for all the shares of common stock of Goldfield. Goldfield is not directly involved in mining operations, and has secured a mining lease for its properties with Romarco Nevada, Inc. ("Romarco"), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

Competition

         Gaming Interests

         The gaming and casino industry is subject to intense competition, particularly in the State of Colorado. As the number of gaming establishments in Black Hawk, Colorado has increased over the past three years, average revenues for some of the smaller casinos located in Colorado have declined significantly. Future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk, the Casino may compete for customers with casinos in other gaming jurisdictions. While UWIN believes the Casino has some competitive advantages over the other gaming establishments in the area as a primary result of its size and location, UWIN believes that national, regional, state, and local competition for the gaming markets, in general, will be extremely intense during the foreseeable future. Many potential competitors have greater financial resources and have more experience and expertise at operating casinos.

         The Black Hawk Gaming Market consists of the cities of Black Hawk and Central City, which are located approximately 35 miles west of Denver and approximately 16 miles from Interstate 70, the main east-west artery from Denver. Customers of the Black Hawk Gaming Market are primarily "day trippers" from within a 100-mile radius of Black Hawk and Central City, which includes the major population centers of Denver, Boulder, Fort Collins, and Golden, Colorado, and Cheyenne, Wyoming. The Black Hawk Gaming Market is primarily characterized by numerous small, privately and publicly-owned gaming facilities. However, the main competition for the Casino are the larger gaming facilities located in Black Hawk, particularly those with a considerable number of on-site parking spaces, established brand names, and existing reputations in the local market. The Casino is currently the largest casino in Black Hawk in terms of gaming positions, with Harvey's Wagon Wheel Casino Hotel, Colorado Central Station, Bullwhackers, Canyon Casino, Fitzgerald's Black Hawk, and The Lodge Casino as the largest primary competitors, each of which also offer on-site parking. Two additional casinos opened in Black Hawk in 2000. Rivieria's casino is on a site directly across Main Street from the IC-BH Casino and Mardi Gras casino, is located down Main Street. These two new casinos in Black Hawk are likely to create additional competition for IC-BH.

         The Casino's closest competition is Colorado Central Station and Riveria, which are both located at the intersection of Mill and Main Streets across from the Casino.

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

         Restaurant Franchises

         Other global fast food restaurants have entered the Brazilian marketplace and are general competitors of RCI. McDonald's, Bob's, and Dunkin Donuts have each established a presence in Sao Paulo and in other areas of Brazil. These restaurant companies have significantly greater financial and other resources that could affect RCI's operations. Domino's re-entered the pizza delivery market in Sao Paulo, Brazil, in 1998, but has closed three of its five locations, due to intense competition from Pizza Hut.

         Mining Interests

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

         Gaming Interests

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

         Real Estate Development

         The proposed real estate development will be contingent upon UWIN receiving all required licenses, permits, and authorizations, including state and local land-use permits; excavation, building, and zoning permits; architectural approvals; approval of street and traffic signal improvements; and health and safety permits. Also, unanticipated changes or concessions required by local, regulatory, and/or state authorities, or challenges from local or special interest groups, could involve significant costs and could prevent or delay the development of the real estate project. UWIN cannot assure that it will receive the necessary permits, licenses, and approvals for the development and construction of the real estate projects. Any failure to receive any required approvals could have a material impact on the real estate projects and the development potential.

         Restaurant Franchises

         The operation of RCI's restaurants in Brazil is subject to Brazilian rules and regulations. UWIN believes RCI is in compliance with all of the applicable rules and regulations, but cannot assure that RCI will continue to comply with them. Failure of RCI to comply with existing or future regulations may have an adverse effect on RCI's operations.

Environmental Considerations

         Gaming Interests

         The Casino and hotel complex in Black Hawk is located in an area that has been designated by the United States Environmental Protection agency ("EPA") as a Superfund site on the National Priorities List due to contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Superfund site for remediation and response costs associated with their properties and with the entire site. The Casino is located within the drainage basin of the North Clear Creek and, therefore, subject to potentially contaminated ground water from upstream mining-related sources. Soil and ground water samples on the site indicate that several contaminants existed in concentrations exceeding drinking water standards. An affiliate of UWIN, in cooperation with the EPA and the Colorado Department of Health, performed environmental analysis and tests and removed all mined waste located on the gaming site. No further remedial activity has been required to date with respect to the Casino properties.

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

         Mining Interests

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

Employees

         As of March 31, 2000, UWIN has a staff of seven full-time employees who are employed in executive, legal, accounting, and administrative functions. The Company also employs one independent contractor.

Investment Considerations

         Potential investors should carefully consider the following risk factors prior to the purchase of UWIN common stock.

         Cash Flow from Casino

         There can be no absolute assurance at this time that the Casino will generate sufficient operating cash flow to enable the joint venture to make payments of principal and interest on debt financing. The Casino's cash flow is distributed pursuant to the terms of the Amended and Restated Operating Agreement and the Members Agreement for the joint venture; this makes an actual cash distribution subject to there being cash reserves available after meeting its operating expenses, capital improvements, debt service, working capital and payroll obligations.

         Substantial Leverage

         IC-BH is highly leveraged, with substantial debt service in addition to construction and operating expenses. The Casino is financed by $75 million of 13% First Mortgage Notes due 2004. The $29 million hotel on top of the Casino is being financed by (i) cash flows from the Casino, (ii) a $5 million dollar loan from Isle, (iii) up to a $5 million payment in kind loan, and (iv) equity contributions from the joint venture partners for any difference. As of April 30, 2000, $14,562,000 has been funded from the Casino's cash flows and $3,300,000 from the $5 million loan from Isle. IC-BH's current projections of cash flow from the casino and available borrowings under existing loan arrangements will not require equity contributions from the venture partners to fund the hotel's construction costs.

         The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (i) its increased vulnerability to adverse general economic and industry conditions; (ii) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (iii) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. There can be no assurance that any such additional financing will be available in the future on terms satisfactory to IC-BH, if at all. Failure by IC-BH to obtain any required additional financing in the future could have a material adverse effect on its financial condition and results of operations.

         Potential Inability to Repay Debt

         IC-BH's ability to service its debt obligations is entirely dependent upon the successful operation of IC-BH, its future operating performance, which is itself dependent on a number of factors, many of which are outside of IC-BH's control, including prevailing economic conditions and financial, business, regulatory and other factors affecting operations. Assuming successful operation of IC-BH, management believes that IC-BH's operating cash flow will be sufficient to meet its current obligations as they come due, including debt service. There can be no assurance, however, that IC-BH will continue to be profitable or will generate sufficient operating cash flow to enable IC-BH to service its indebtedness. If the IC-BH is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital. There can be no assurances that any of these alternatives could be effected on satisfactory terms, if at all.

         Permits and Approvals

         The operation of the IC-BH hotel will be contingent upon, among other things, IC-BH's receipt and maintenance of all required certificates of occupancy and authorizations. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay or prevent the continual opening of the facilities. Any failure to receive any required approvals could have a material adverse effect on the Casino and its ability to pay amounts due under its debt financing obligations. The properties being developed at Wellesley Island and adjacent to the Casino and hotel at Black Hawk are also subject to the permitting and governmental approval process.

         Dependence Upon Single Gaming Site

         UWIN does not currently have gaming operations other than the IC-BH Casino and is dependent to a large extent upon IC-BH for its revenues. Accordingly UWIN will be subject to greater risks than a geographically diversified gaming operation, including, but not limited to, risks related to local economic and competitive conditions, complications caused by weather or road closure, road construction on primary access routes, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters. Any decline in the number of residents or visitors to the Black Hawk market, a downturn in the overall economy of the area served by the Black Hawk Market, a decrease in gaming activities in the Black Hawk Market or an increase in competition could have a material adverse effect on UWIN.

         Adverse Weather and Road Conditions; Seasonality

         The city of Black Hawk is located in the Colorado Rocky Mountains, which can be subject to inclement weather. Wind, blizzard, flood or other severe weather conditions could (i) cause significant physical damage to IC-BH or (ii) result in reduce hours of operation or access to IC-BH, or (iii) the complete closure of IC-BH for a period of time, any of which may have a material adverse effect on IC-BH. In addition, the city of Black Hawk is serviced by winding mountain roads that require extremely cautious driving, particularly in bad weather. These roads have tunnels that are subject to closure. In addition, congestion on the roads leading to Black hawk is not uncommon during the peak summer season, holidays and other times of year and may discourage potential customers from traveling to IC-BH, particularly if road construction is in process.

         IC-BH expects the highest level of customer visits to occur during the summer months, due to more favorable weather conditions. Therefore, a poor summer season, due to any cause, including causes outside IC-BH's control, could have a material adverse effect on IC-BH.

         State Gaming Tax Issues

The amendment of the Colorado constitution that legalized limited gaming also subjects casinos in Colorado to a gaming tax of up to 40% of adjusted gross proceeds of gaming operations ("AGP"). AGP is generally defined as the total amounts wagered, less all payments to players. The current tax is: .25 of 1% on the first $2 million of AGP; 2% on AGP from $2 million to $4 million; 4% on AGP from $4 million to $5 million; 11% on AGP from $5 million to $10 million; 16% on AGP between $10 million to $15 million; and 20% on AGP over $15 million. In 1992, the citizens of Colorado passed Amendment No. 1 to the Colorado constitution that requires any change in tax rates or any new tax to be voted on by the electorate. Nevertheless, in 1996, the Colorado Commission, by promulgation of a regulation, raised the tax rate on AGP; then the Commission reduced those rates in 1999. There can be no assurance that tax rates or fees applicable to IC-BH Casino will not be increased in the future, either by the Colorado electorate, legislation or action by the Colorado Commission, resulting in an adverse effect on the Casino's operations. Effective October 1 of each year, the Colorado Commission establishes the gaming tax for the following 12 months.

         Dependence on Key Personnel

         The success of UWIN is largely dependent upon the efforts and skills of the key executive officers of UWIN. The loss of the services of any key executive officers could have a material adverse effect on UWIN. There can be no assurance that UWIN would be able to attract and hire suitable replacements in the event of any such loss of services.

         Difficulty in Attracting and Retaining Qualified Employees

         The operation of the UWIN's business requires qualified executives, managers and skilled employees with gaming industry experience and qualifications to obtain the requisite licenses. UWIN believes that a shortage of skilled labor, which exists in the gaming industry, will make it increasingly difficult and expensive to attract and retain qualified employees. Increasing competition in the Black Hawk Market may lead to higher costs in order to retain and attract qualified employees. UWIN may incur higher labor costs to attract qualified employees from existing gaming facilities. While UWIN believes that it will be able to attract and retain qualified employees, there can be no assurance that UWIN will be able to do so.

ITEM 2. DESCRIPTION OF PROPERTIES

General

         UWIN's principal assets consist of its 43% ownership interest in IC-BH, which owns the Casino-hotel complex in Black Hawk, the 240 acres of undeveloped land in and around Black Hawk, Colorado, the Wellesley Island property which is over 800 acres, located in Jefferson County, New York, and the 300 acres of undeveloped land in Nevada County, California. The Colorado, California and New York properties are intended for residential, commercial, and resort real estate development. UWIN's mining properties are located in the Goldfield Mining District of Nye and Esmeralda Counties, Nevada.

         UWIN leases approximately 3,500 square feet of office space in Houston, Texas, and a 1,300 square foot apartment/office in Denver, Colorado. The total monthly rental for both facilities is currently $4,550. UWIN believes that its existing facilities are adequate to meet its current needs.

Investment Policies

         UWIN has no limitations on the percentage of its assets that may be invested in any one investment, or type of investment, and a change in this policy does not require a vote of shareholders. UWIN develops assets primarily for growth and high yield income. UWIN is continually investigating new opportunities.

Descriptions of Real Estate and Operating Data

         Casino-Hotel Complex

         UWIN's primary asset is its 43% ownership interest in the IC-BH Casino in Black Hawk, Gilpin County, Colorado. The Casino is subject to liens created by the debt offering of $75 million in 13% First Mortgage Notes through Jefferies & Company, Inc. (the "Notes"), that was used as part of the financing for the Casino construction. The Notes mature August 31, 2004. The $29 million hotel on top of the Casino is being financed by (i) cash flows from the Casino,
(ii) up to a $5 million dollar loan from Isle, (iii) up to a $5 million payment in kind loan, and (iv) equity contributions from the joint venture partners for any difference. As of April 30, 2000, $14,562,000 has been funded from the Casino's cash flows and $3,300,000 from the $5 million loan from Isle. Management of UWIN believes this property to be adequately covered by insurance. The realty tax rate on this property is $28.021 per $1,000 in property value; or approximately $65,500 annually, paid by IC-BH.

         240 Acres of Undeveloped Land in and near Black Hawk, Gilpin County, Colorado

         UWIN's second largest asset is the 240 acres of undeveloped land located in and near Black Hawk, Gilpin County, Colorado. This property is subject to liens in the aggregate amount of $642,043; $600,000 of that debt obligation matures on August 19, 2000. Insurance is carried for this acreage. The realty tax rate on this property is $28.021 per $1,000 in property value, or approximately $3,500 annually.

ITEM 3. LEGAL PROCEEDINGS

         UWIN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 6, 2000, UWIN held its Annual Shareholders' Meeting in Houston, Texas, and submitted several matters to the shareholders for approval. Messrs. Wong, Winn, Jayroe, and Burkett were all re-elected directors by a majority vote of the shareholders. The shareholders voted to ratify the selection of Pannell Kerr Forster of Texas, P.C., as auditors for UWIN, for the fiscal year ending March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The common stock is traded on the Boston Stock Exchange ("UWN") and the Over-the-Counter Bulletin Board ("UWIN"). The market for UWIN's common stock is limited, volatile, and sporadic. The following table sets forth the high and low market prices relating to UWIN's common stock for the last two fiscal years.

                                           FISCAL YEARS ENDED
                               ----------------------------------------
                                 MARCH 31, 2000        MARCH 31, 1999
                               ------------------    ------------------
                                HIGH        LOW       HIGH        LOW
                               -------    -------    -------    -------
         First Quarter         $ 4.937    $ 2.187    $ 4.250    $ 2.156
         Second Quarter          3.125      1.968      4.090      2.750
         Third Quarter           3.562      1.687      5.688      3.688
         Fourth Quarter          3.375      2.437      6.250      3.500

Holders

         As of March 31, 2000, UWIN had approximately 4,500 shareholders of record.

Dividends

         No dividends have ever been declared by UWIN on its common stock. UWIN has no plans to pay common dividends in the foreseeable future and intends to retain future earnings to finance growth and to meet working capital requirements.

Changes in Securities

         The following stock issuances occurred between January 1 and March 31, 2000. Each issuance was exempt from registration pursuant to Section 4(2) and/or Regulation D under the act as a transaction by an issuer not involving any public offering. No underwriter was utilized in these offerings and no commissions were paid.

         UWIN issued 29,444 shares of common stock to two accredited investors for an aggregate purchase price of approximately $60,000.

         UWIN issued 139,334 shares of common stock to two accredited investors for an aggregate purchase price of approximately $212,000 in connection with the exercise of options issued.

         UWIN issued 3,039 shares of common stock for services to two individuals for an aggregate purchase price of approximately $6,000.

         UWIN issued 20,499 shares of common stock for services to two companies for an aggregate purchase price of approximately $49,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions of UWIN's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on UWIN's financial position or results of its operations.

General

         UWIN is primarily engaged in gaming, real estate development, and restaurant franchise operations. UWIN reported net income of $796,730 for the year ended March 31, 2000 compared to a net loss of $1,661,331 for the year ended March 31, 1999.

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in the joint venture is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's year ended March 31, 2000, IC-BH's income allocable to UWIN through April 30, 2000, IC-BH's fiscal year end, totaled $3,798,512. All losses previously suspended under the equity method of accounting have been restored and UWIN's basis in the project through April 30, 2000 is $2,299,076.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, Wellesley Island, New York, and Nevada County, California. UWIN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact, if any, of adoption on its financial statements or the date it intends to adopt. Earlier application of SFAS No. 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of SFAS No. 137.

Results of Operations

         Comparison of fiscal years ended March 31, 2000 and 1999

         REVENUES. Revenues decreased 25%, or $113,882, to $340,072 for the year ended March 31, 2000, compared to $453,954 in fiscal 1999. The decrease in revenues is primarily attributable to two fiscal 1999 transactions: a gain from the sale of Colorado real estate recorded in the amount of $197,304 and the sale of a part interest in IC-BH in the amount of $147,851. The decrease in the current year revenue is partially offset by an increase in interest income in the amount of $159,958, an increase in royalty income in the amount of $16,000, and an increase in other income in the amount of $55,315. Income from IC-BH is recorded under the equity method of accounting and is not reflected in the gross revenues.

         INTEREST INCOME. Interest income increased 185%, or $159,958 to $246,651 for the year ended March 31, 2000, from $86,693 in fiscal 1999. The difference is attributable to an increase in notes receivable.

         OTHER INCOME. Other income increased 906%, or $55,315, to $61,421 for the year ended March 31, 2000, compared to $6,106 in fiscal 1999. This increase is due primarily to proceeds received from a claim settlement.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 14%, or $62,219, to $369,090 for the year ended March 31, 2000, compared to $431,309 in fiscal 1999. The decrease is primarily attributable to a reduction in travel, telephone, and office expenses. Also, UWIN began paying Mr. Winn's salary directly in September 1998, and therefore terminated its contract with Aaminex for the services of Mr. Winn. Accordingly, five months of salary expense for fiscal year 1999 amounting to $41,000 was classified as a general and administrative expense with the balance for fiscal year 1999 reflected as salary expense.

         INTEREST EXPENSE. Interest expense increased 72%, or $158,173, to $378,751 for the year ended March 31, 2000, compared to $220,578 in fiscal 1999 due to a 175% increase in the weighted average debt outstanding during the year ended March 31, 2000.

         SALARIES. Salaries increased 14%, or $43,706, to $353,743 for the year ended March 31, 2000, compared to $310,037 in fiscal 1999. The increase was due primarily to UWIN beginning, in September 1998, to pay Mr. Winn directly a sum of $8,333 per month instead of a general and administrative expense to Aaminex.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 110%, or $334,447, to $639,271 for the year ended March 31, 2000, compared to $304,824 in fiscal 1999. The increase is primarily due to UWIN expensing stock options issued for consulting services and $200,000 paid to a business consulting firm.

         OTHER EXPENSES. Other expenses decreased 42%, or $45,799, to $64,374 for the year ended March 31, 2000, compared to $110,173 in fiscal 1999. The decrease was due primarily to a reduction in printing costs, insurance expense, and a write-off in fiscal 1999 of expenses incurred to investigate an outside project which was ultimately not pursued.

         NET INCOME (LOSS). UWIN reported net income of $796,730 for the fiscal year ended March 31, 2000 as compared to a loss of $1,661,331 in fiscal 1999. This increase was primarily the result of UWIN reporting equity in earnings from IC-BH in the amount of $2,299,076.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Cash used in operating activities during the year ended March 31, 2000, amounted to $1,182,608, an increase of 22%, or $210,118 over the $972,490 of cash used in operating activities during fiscal 1999. The increase is attributable to slightly higher operating costs.

         INVESTING ACTIVITIES. Cash used in investing activities during the year ended March 31, 2000, amounted to $1,873,621, a decrease of $398,566, over the $2,272,187 of cash used in investing activities in fiscal 1999. The decrease is primarily due to the repurchase of an interest in IC-BH for $500,000 reflected in fiscal 1999.

         FINANCING ACTIVITIES. UWIN has financed its operating and investing activities primarily from the proceeds of private placements of its common stock and through debt. During the year ended March 31, 2000, UWIN received $420,449 from cash sales of its common stock, a decrease of 71%, or $1,046,623 compared to the $1,467,072 received from cash sales of common stock in the year ended March 31, 1999. During the year ended March 31, 2000, UWIN received proceeds of $5,082,410 from debt, an increase of 116%, or $2,730,024, over the $2,352,386 received from proceeds of debt in the year ended March 31, 1999. During the year ended March 31, 2000, UWIN expended $1,056,206 for payments on outstanding debt, an increase of 290%, or $785,101, over the $271,105 expended for payments on outstanding debt in fiscal 1999.

         At March 31, 2000, UWIN had a cash balance of $1,489,735, a working capital deficit of $253,397, and short term notes payable of $1,817,999 of which $1,600,000 matures in August 2000. UWIN intends to refinance the $1,600,000 of indebtedness or repay such amount by drawing down on its $7 million credit facility, (the "Credit Facility"). UWIN entered into the Credit Facility in December 1999 and is entitled to draw down available funds upon five days written notice, which indebtedness will bear interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The debt drawn down from the Credit Facility is secured by UWIN's interest in the Casino. At the option of the holder, up to 50% of any unpaid principal and/or accrued interest is convertible into shares of UWIN's restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. UWIN agrees to maintain at all times a sufficient number of authorized but unissued shares of its common stock to perform this conversion. As of March 31, 2000, UWIN has drawn down a total of $4,363,410, leaving $2,636,590 available for future borrowings. UWIN believes its current working capital and available funds under the Credit Facility provide sufficient liquidity for the balance of fiscal 2001.

         Historically, UWIN has been successful in raising working capital through the sale of debt and equity securities. UWIN intends to fund long term liquidity needs through currently available resources, which may include cash flow distributed from the Casino/hotel operations, and if required, additional sales of its securities.

         UWIN has experienced and expects to continue to experience substantial working capital requirements. UWIN intends to fund its fiscal 2001 capital expenditures, commitments and working capital requirements through cash flows from operations, and to the extent necessary, other financing activities. UWIN believes it will be able to generate capital resources and liquidity sufficient to fund its capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to UWIN, certain portions of its operating plan activities may be curtailed.

Year 2000 Compliance Issues

         We completed our assessment of the year 2000 processing issues of internal technology systems, considering our current financial and accounting, computer systems and software. We experienced no Year 2000 problems either internally or related to third parties.

ITEM 7. FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

         UWIN's Directors and Executive Officers are:

        Name                             Age                    Position(s)
        ----                             ---                    -----------
        H. Thomas Winn                   60                     Chairman of the Board of Directors, Chief
                                                                Executive Officer, and President

        Paul Burkett                     78                     Vice President and Director

        William G. Jayroe                43                     Secretary and Director

        James Wong                       53                     Director

         H. THOMAS WINN has served as Chairman, Chief Executive Officer, and President of UWIN since January 1994. Mr. Winn is also President of Aaminex Capital Corp, a financial consulting and venture capital firm, where during his tenure he was responsible for the merger of the Colorado real estate property with Pacific Gold Corporation, UWIN's predecessor. Mr. Winn has formed numerous investment limited partnerships and capital formation ventures ranging from motion pictures to real estate development, mining and food and beverage related ventures.

         PAUL J. BURKETT has served as Vice President and a Director of UWIN since 1991. Mr. Burkett has been involved in the mining and real estate industry for over 40 years. He has also served on the Board of Directors of Aaminex for 15 years. Mr. Burkett has been President of Goldfield Resources, Inc., a wholly-owned subsidiary of UWIN, since June 1998. In addition, Mr. Burkett has been Chairman of the Board of Trustees of the Joshua Tree Retreat Center, a 400-acre retreat located in Joshua Tree, California, since 1998.

         WILLIAM G. JAYROE has served as Director of UWIN since 1995, and was elected Secretary of UWIN in March 1999. Mr. Jayroe is Vice President/Strategic Business Development of Applied Training Resources, a software development company. Mr. Jayroe has two decades of technology development, sales, and management expertise in the petrochemical and software industries.

         JAMES WONG has served as a Director of UWIN since March 1999. Mr. Wong is a turnaround manager and change agent with 30 years of experience designing and leading corporate change in Fortune 100 companies worldwide. He serves as Chairman of Restaurant Connections International, Inc., which is 30% owned by UWIN. In addition, Mr. Wong serves as CEO of Service Interactive, a foodservice equipment installation and maintenance company with a virtual network of 7,500 technicians supporting large restaurant chains, OEMs, and food companies throughout the U.S. Mr. Wong serves on the boards of RCI and Service Interactive.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires UWIN's Directors and Officers, and the persons who beneficially own more than ten percent of the common stock of UWIN, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to UWIN pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by UWIN and on the representations of the reporting persons, UWIN believes that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2000, except in the following instances. Mr. Burkett did not timely file a Form 4 in January 2000. He subsequently filed his Form 5 in June 2000. Mr. David McCaleb, former secretary of UWIN, did not timely file a Form 4 in December 1999, but subsequently filed the Form 4 in February 2000. Clay County Holdings, Inc did not timely file a Form 4 for September 1999, but subsequently filed a Form 4 in November 1999. Winstock Mining Corp. (US) ("Winstock") did not timely file a Form 4 in June 1999, but subsequently filed a Form 4 in July 1999. Aaminex sold certain of its rights to purchase common stock from a third party but subsequently filed a Form 5 in June 2000. Mr. Wong, Mr. Winn, Mr. Burkett, and Mr. Jayroe did not timely file Form 4's for options that were granted in October 1999, but subsequently filed Form 5's in June 2000.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

                           SUMMARY COMPENSATION TABLE

                  Annual Compensation                         Long-Term Compensation
-------------------------------------------------------------------------------------------------------
                                                                  Awards                    Payouts
                                                        ------------------------      -----------------
Name and                                                Restricted    Securities      All
Principal                            Other Annual       Stock         Underlying      LTIP        Other
Position         Year      Salary    Compensation       Award(s)      Options         Payouts     Comp.
---------        ----      ------    ------------       ----------    ----------      -------     -----
H. Thomas Winn,             2000     $150,000(1)            --            --             --         --
President/CEO               1999     $100,000(1)            --            --             --         --
                            1998     $100,000(1)            --            --             --         --


(1) Mr. Winn, the President, Chief Executive Officer, and a Director of UWIN, is also President of Aaminex. Mr. Winn was employed by UWIN through a management agreement with Aaminex, which shares office space and other expenses with UWIN, through August 31, 1998. The terms of the agreement provided that UWIN would pay $8,333 per month to Aaminex for the full-time services of Mr. Winn. Since September 1, 1998, Mr. Winn is being an annual salary directly by UWIN.

Mr. Winn received perquisites and other personal benefits valued at not more than 10% of the total of the reported annual salary and bonus reported above.

Option Grants Table

Option Grants in Last Fiscal Year

                                                Number of            Percent of Total
                                                Securities           Options Granted
                                                Underlying           to Employees in     Exercise of     Expiration
                  Name                       Options Granted         the Fiscal Year      Base Price        Date
------------------------------------------ ---------------------- --------------------- --------------- --------------
H. Thomas Winn                                   150,000                 5.4%               $2.06          10/8/04
------------------------------------------ ---------------------- --------------------- --------------- --------------

         Additionally, UWIN granted options to Mr. Burkett and Mr. Jayroe in the amount of 100,000 shares each for compensation in 1997 and 1998. UWIN also granted Mr. Burkett, Mr. Jayroe, and Mr. Wong options in the amount of 50,000 each for services in 1999.

Aggregated Options Exercises and Fiscal Year-End Options Value Table


AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES


                                                                                  Number of            Value of
                                                                                 Unexercised          Unexercised
                                                                                  Securities            In-The-
                                                                                  Underlying            Money
                                                 Shares           Value        Options at FY-         Options at
              Officer Name                      Acquired        Realized             End                FY-End
------------------------------------------ ------------------ ------------- ---------------------- ------------------
H. Thomas Winn
President, CEO, Director                          --          $    --             150,000              $103,500
------------------------------------------ ------------------ ------------- ---------------------- ------------------


All options held by Mr. Winn are exercisable.

Long-Term Incentive Plan ("LTIP") Awards Table

UWIN granted no long-term incentives to any or its Officers during the fiscal year ended March 31, 2000.

Compensation of Directors

UWIN's Directors receive no standard compensation for their services as Directors, but are reimbursed their travel expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

As of June 1, 2000, 10,345,157 shares of common stock of UWIN were outstanding. The following table sets forth the ownership of any person (including any "group") known to UWIN to be the beneficial owner of more than 5% of any class of UWIN's outstanding voting stock.

----------------------- ------------------------------------ --------------------- --------------------------
(1)                     (2)                                  (3)                   (4)
                                                                  Amount and
                        Name and Address                          Nature of
Title of Class          Of Beneficial Owner                    Beneficial Owner      Percent of Class
----------------------- ------------------------------------ --------------------- --------------------------
                        Winstock Mining Corp. (US)
                        1506-2008 Fullerton Ave.             1,570,828             15.2%
Common Stock            North Vancouver, BC
                        V7P 3G7

----------------------- ------------------------------------ --------------------- --------------------------
Common Stock            Aaminex Capital Corp.(*)
                        3040 Post Oak Blvd.,                 1,115,407             10.8%
                         Suite 675
                        Houston, Texas 77056

----------------------- ------------------------------------ --------------------- --------------------------
Common Stock            Clay County Holdings, Inc.
                        3040 Post Oak Blvd.,                 2,526,344             24.4%
                        Suite 675
                        Houston, Texas 77056-
----------------------- ------------------------------------ --------------------- --------------------------

(*) Aaminex owns 180,816 shares outright, and 934,591 shares are the subject of an option agreement to exercise the shares held by Winstock.

Security Ownership of Management

The following table sets forth the ownership of UWIN common stock by all Officers and Directors as of June 1, 2000.

----------------------- --------------------------------- ------------------------ --------------------------
(1)                     (2)                               (3)                      (4)
                        Name and Address                  Amount  and  Nature  of
Title of Class          Of Beneficial Owner               Beneficial Owner         Percent of Class
----------------------- --------------------------------- ------------------------ --------------------------
                        H. Thomas Winn,                   1,298,741                12.6%
Common Stock            CEO/President and Director(1)
                        3040 Post Oak Blvd.,
                        Suite 675
                        Houston, Texas 77056
----------------------- --------------------------------- ------------------------ --------------------------

                        Paul J. Burkett, Vice President   380,698                  3.7%
Common Stock            And Director(2)
                        P. O. Box 761
                        Goldfield, Nevada 89013
----------------------- --------------------------------- ------------------------ --------------------------

                        William G. Jayroe, Secretary      172,088                  1.7%
Common Stock            And Director(3)
                        3040 Post Oak Blvd., Suite 675
                        Houston, Texas 77056-6588
----------------------- --------------------------------- ------------------------ --------------------------

Common Stock            James Wong, Director              50,000                   .49%
                        2329 Coit Road, Suite B
                        Plano, Texas 75075

----------------------- --------------------------------- ------------------------ --------------------------
Common Stock            All Officers and Directors        1,901,527                18.4%

(1) Except for 33,334 shares and options to purchase 150,000 shares that are owned by Mr. Winn, all of the shares listed are controlled directly or indirectly through Aaminex, of which Mr. Winn is President. 934,591 of these shares are the subject of an option agreement to exercise the shares held by Winstock. As long as the option remains contingent and unexercised, Mr. Winn exercises no voting or investment power with respect to the shares subject to the options. The shares listed are the same shares owned by Winstock. The information in this table shall not be construed as a statement that Mr. Winn is the beneficial owner of the securities covered by the statement for purposes of Sections 13(d) or 13(g) of the Securities Act of 1933.

(2) Included in Mr. Burkett's beneficial ownership are options to purchase 150,000 shares.

(3) Included in Mr. Jayroe's beneficial ownership are options to purchase 150,000 shares.

(4) Mr. Wong's beneficial ownership consists of options to purchase 50,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended March 31, 2000, UWIN loaned Clay County Holdings, Inc. ("CCH") $624,762 for working capital purposes. Also during fiscal 2000, CCH purchased, for itself or its assigns, 38,865 shares of UWIN restricted common stock for cash of $61,923. During the year ended March 31, 1999, GMD loaned CCH $1,306,547 for working capital purposes. Also during fiscal 1999, CCH purchased, for itself or its assigns, 219,555 shares of UWIN restricted common stock for cash of $302,209. In addition, during fiscal year 1999, CCH loaned RCI $600,000 for working capital purposes.

Effective December 31, 1996, the Board of Directors and the holders of UWIN's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of preferred stock at $10 par value per share. UWIN subsequently issued 141,490 shares of 12% cumulative preferred stock, $10 par value, in exchange for short-term notes payable to CCH, an affiliate of Mr. McCaleb, the former Secretary of UWIN, and accrued management fees due to Aaminex, an affiliate of the President of UWIN. These shares are callable by UWIN. During the year ended March 31, 1999, UWIN paid dividends on the preferred stock totaling $200,000. At March 31, 2000, and 1999, the undeclared cumulative dividends on the preferred stock that remains outstanding totals $312,653 and $142,865, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

*3.1     -  Articles of Incorporation
*3.1a    -  Amendment to Articles of Incorporation
*3.2     -  Bylaws
*4.1     -  Deed of Trust
*4.2     -  Master Secured Note
*4.3     -  Note Participation Agreement
*10.2    -  Operating Agreement of Isle of Capri - Black Hawk, L.L.C.
*10.3    -  Amended and Restated Operating Agreement of
            Isle of Capri Black Hawk, L.L.C.
*10.4    -  Members Agreement
*10.5    -  License Agreement
 23.1    -  Consent of Pannell Kerr Forster of Texas, P.C.
 27      -  Financial Data Schedule

----------

* Previously filed

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.


By:  /s/ H. Thomas Winn
-------------------------
H. Thomas Winn, President

Date:  June 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name & Position                                          Date
/s/ H. Thomas Winn                                       June 29, 2000
------------------------------------                     -------------
H. Thomas Winn, President, CEO,
and Director

/s/ Paul J. Burkett                                      June 29, 2000
------------------------------------                     -------------
Paul J. Burkett, Director and
Vice President

/s/ William G. Jayroe                                    June 29, 2000
------------------------------------                     -------------
William G. Jayroe, Director and
Secretary

/s/ James Wong                                           June 29, 2000
------------------------------------                     -------------
James Wong, Director

                           Nevada Gold & Casinos, Inc.
                   Index to Consolidated Financial Statements

                                                                                                          PAGE
                                                                                                          ----
     Report of independent public accountants..............................................................F-2
     Consolidated Balance Sheets as of March 31, 2000 and 1999.............................................F-3
     Consolidated Statements of Operations for the years ended
         March 31, 2000 and 1999.......................................................................... F-4
     Consolidated Statements of Stockholders' Equity for the years ended
         March 31, 2000 and 1999...........................................................................F-5
     Consolidated Statements of cash flows for the years ended
         March 31, 2000 and 1999...........................................................................F-6
     Notes to consolidated financial statements.........................................................F-7-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries (a Nevada corporation) as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of March 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





June 2, 2000
Pannell Kerr Forster of Texas, P.C.
Houston, Texas

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                               MARCH 31,
                                                                                     ----------------------------
                                                                                         2000            1999
                                                                                     ------------    ------------
                                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                            $  1,489,735    $    161,234
Notes receivable                                                                               --         154,763
Other assets                                                                              174,401         153,315
                                                                                     ------------    ------------

     TOTAL CURRENT ASSETS                                                               1,664,136         469,312

Investment in Isle of Capri Black Hawk                                                  2,299,076              --
Gold Mountain Development, LLC                                                          2,025,423       1,807,489
Blue Diamond Resorts, Inc.                                                                185,650              --
Sunrise Land & Minerals, Inc.                                                             371,750         371,750
Goldfield Resources, Inc.                                                                 480,812         480,812
Note Receivable from affiliates                                                         1,995,013       1,306,547
Note Receivable - other                                                                 1,032,161              --
Furniture, fixtures and equipment, net of accumulated depreciation
   of $144,202 in 2000 and $114,767 in 1999                                                85,149          93,836
                                                                                     ------------    ------------

           TOTAL ASSETS                                                              $ 10,139,170    $  4,529,746
                                                                                     ============    ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                             $     30,999    $    102,494
Accrued interest payable                                                                   21,157         125,993
Short term notes payable                                                                1,817,999       1,735,000
Current portion of long term debt                                                          47,378          28,942
                                                                                     ------------    ------------

           TOTAL CURRENT LIABILITIES                                                    1,917,533       1,992,429

LONG-TERM DEBT
Mortgages payable, net of current portion                                                  17,258          38,731
Notes payable, net of current portion                                                   4,449,334         508,240
                                                                                     ------------    ------------

           TOTAL LONG-TERM DEBT                                                         4,466,592         546,971
                                                                                     ------------    ------------

           TOTAL LIABILITIES                                                            6,384,125       2,539,400
                                                                                     ------------    ------------

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized,
   141,490 shares outstanding at March 31, 2000 and 1999, respectively                  1,414,900       1,414,900
Common stock, $0.12 par value, 20,000,000 shares authorized, 10,341,040
   and 9,811,664 shares outstanding at March 31, 2000, and 1999, respectively           1,240,924       1,177,400
Additional paid in capital                                                              9,599,940       8,695,495
Accumulated deficit                                                                    (8,500,719)     (9,297,449)
                                                                                     ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY                                                         3,755,045       1,990,346
                                                                                     ------------    ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 10,139,170    $  4,529,746
                                                                                     ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEAR ENDED MARCH 31,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------    ------------
REVENUES
Royalty income                                       $     32,000    $     16,000
Gain on sale of part interest in Isle of
   Capri Black Hawk                                            --         147,851
Gain on sale of Colorado Real Estate                           --         197,304
Interest income                                           246,651          86,693
Other income                                               61,421           6,106
                                                     ------------    ------------

TOTAL REVENUES                                            340,072         453,954
                                                     ------------    ------------


EXPENSES
General and administrative                                369,090         431,309
Interest expense                                          378,751         220,578
Salaries                                                  353,743         310,037
Legal and professional fees                               639,271         304,824
Other                                                      64,374         110,173
                                                     ------------    ------------

TOTAL EXPENSES                                          1,805,229       1,376,921
                                                     ------------    ------------


Equity in earnings (loss) of Isle
   of Capri Black Hawk                                  2,299,076        (656,275)
Equity in loss of RCI                                     (37,189)        (82,089)
                                                     ------------    ------------


NET INCOME (LOSS)                                    $    796,730    $ (1,661,331)
                                                     ============    ============


PER SHARE INFORMATION
Net income (loss)                                    $    796,730    $ (1,661,331)
Preferred stock dividends accumulated                    (169,788)       (169,788)
                                                     ------------    ------------

Net income (loss) available to common
   stockholders                                      $    626,942    $ (1,831,119)
                                                     ============    ============

Net income (loss) per common share -- basic          $       0.06    $      (0.20)
                                                     ============    ============

Net income (loss) for common share -- diluted        $       0.06    $      (0.20)
                                                     ============    ============

Basic weighted average number of
   common shares outstanding                           10,018,297       9,274,986
                                                     ------------    ------------

Diluted weighted average number of
   common shares outstanding                           10,257,841       9,274,986
                                                     ------------    ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                        Preferred       Stock           Common        Stock
                                          Shares        Amount          Shares        Amount
                                      ------------   ------------   ------------    -----------
Balance at 4/01/98                         141,490   $  1,414,900      8,822,464    $ 1,058,696
Stock issued for cash                                                    713,655         85,639
Stock issued for note conversion                                         155,737         18,688
Stock issued for services                                                152,558         18,307
Preferred stock dividends
Cancelled/retired stock                                                  (42,750)        (5,130)
Stock issued for asset                                                    10,000          1,200
Net loss
                                      ------------   ------------   ------------    -----------
Balance at 3/31/99                         141,490      1,414,900      9,811,664      1,177,400

Stock issued for cash                                                    237,878         28,545
Stock issued for note conversion                                          38,476          4,616
Stock issued for services                                                253,022         30,363
Net income
                                      ------------   ------------   ------------    -----------
Balance at 3/31/00                         141,490   $  1,414,900     10,341,040    $ 1,240,924
                                      ============   ============   ============    ===========


                                       Additional                        Total
                                          Paid        Accumulated     Stockholders'
                                       In Capital       Deficit          Equity
                                      ------------    ------------    -------------
Balance at 4/01/98                    $  7,095,896    $ (7,636,118)   $   1,933,374
Stock issued for cash                    1,381,433                        1,467,072
Stock issued for note conversion           301,889                          320,577
Stock issued for services                  240,597                          258,904
Preferred stock dividends                 (200,000)                        (200,000)
Cancelled/retired stock                   (148,120)                        (153,250)
Stock issued for asset                      23,800                           25,000
Net loss                                                (1,661,331)      (1,661,331)
                                      ------------    ------------    -------------
Balance at 3/31/99                       8,695,495      (9,297,449)       1,990,346

Stock issued for cash                      391,904                          420,449
Stock issued for note conversion            97,165                          101,781
Stock issued for services                  415,376                          445,739
Net income                                                 796,730          796,730
                                      ------------    ------------    -------------
Balance at 3/31/00                    $  9,599,940    $ (8,500,719)   $   3,755,045
                                      ============    ============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MARCH 31,
                                                                --------------------------
                                                                   2000            1999
                                                                -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   796,730    $(1,661,331)
Adjustment to reconcile net income (loss) to net cash
   used in operating activities
     Depreciation                                                    29,435         33,090
     Equity in net loss (income) of Isle of Capri Black          (2,299,076)       656,275
       Hawk
     Equity in net loss of RCI                                       37,189         82,089
     Consultant, investment bankers, and other
       option expense                                               445,739        258,904
     Gain on sale - part interest in Isle of Capri Black                 --       (147,851)
       Hawk
     Gain on sale of Colorado real estate                                --       (197,304)
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                                (16,294)      (135,104)
   Accounts payable and liabilities                                (176,331)       138,742
                                                                -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                            (1,182,608)      (972,490)
                                                                -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of real estate and assets held for development           (198,889)      (191,881)
Purchases of furniture, fixtures and equipment                       (2,645)        (6,254)
Repurchase of interest in Isle of Capri Black Hawk                       --       (500,000)
Notes receivable from RCI                                           (15,164)      (104,115)
Notes receivable from an affiliate                                 (686,685)    (1,803,356)
Notes receivable - other                                         (1,032,161)            --
Proceeds from disposition of property                                    --         36,610
                                                                -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                            (1,935,544)    (2,568,996)
                                                                -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash, net of offering costs                 420,449      1,467,072
Proceeds from debt                                                5,082,410      2,352,386
Payments on debt                                                 (1,056,206)      (271,105)
                                                                -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         4,446,553      3,548,353
                                                                -----------    -----------

NET INCREASE IN CASH                                              1,328,501          6,867

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        161,234        154,367
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 1,489,735    $   161,234
                                                                ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                          $   478,745        141,458
                                                                ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1. BUSINESS

         Nevada Gold & Casinos, Inc., which currently trades on the Boston Stock Exchange under the ticker symbol "UWN" and Over-the-Counter Bulletin Board under the ticker symbol "UWIN" (referred to herein as "UWIN"), since 1993 has developed its business in the areas of gaming, real estate development, and restaurant franchise operations. Prior to March 31, 2000 UWIN was in the development stage.

         In June 1997, UWIN and Isle of Capri Casinos, Inc. ("Isle") (then known as Casino America, Inc.), through wholly-owned subsidiaries, Black Hawk Gold, Ltd. ("BHG"), and Casino America of Colorado, Inc. ("CAC"), respectively, entered in to a joint venture, the Isle of Capri-Black Hawk, L.L.C. ("IC-BH"). The purpose of the joint venture was the construction and operation of the IC-BH Casino (the "Casino") and a hotel on the Black Hawk Property. The Casino opened for business on December 30, 1998, and Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN's total current ownership interest in IC-BH is 43%.

         Construction of a $29 million 237-room hotel on top of the Casino began in June 1999 and is proceeding under a "guaranteed maximum price" design/build agreement. The hotel is expected to be completed and opened in early August 2000.

         In addition, UWIN and/or its subsidiaries own interest in undeveloped real estate, restaurant franchises, and gold mining claims.

         UWIN's internally-generated cash flows from operations have historically been insufficient for its cash needs and has historically relied upon equity and debt financing to fund operations. UWIN anticipates its portion of available cash flow from IC-BH will be sufficient to fund UWIN's needs through the fiscal year 2001. However, UWIN cannot assure that its portion of the cash flow from the IC-BH will be sufficient to fund its working capital requirements for fiscal year 2001. In that event, management intends to raise additional funds through the sale of debt and equity securities. In the event such capital resources are not available to UWIN, operations may be curtailed.

         UWIN and its venture partner, Isle, developed the casino that commenced operations in December 1998; however, UWIN cannot assure that the Casino will continue to be successful. The ownership and operation of gaming facilities are subject to extensive state and local regulation. UWIN cannot assure that it or Isle will be able to continue to comply or conduct business in accordance with the applicable regulations. The long-term viability of UWIN is dependent upon the continued successful operation of the Casino and successful completion and operation of the hotel being constructed on top of the casino.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

         MINING PROPERTIES AND CLAIMS - Historically, UWIN capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. UWIN carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At March 31, 2000, and 1999, management believes the net realizable value of the mineral reserves is in excess of UWIN's cost in the claims.

         REAL ESTATE HELD FOR DEVELOPMENT. - Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado, Nevada County, California, and Wellesley Island, New York (see Note 15). UWIN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

         NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. UWIN has not quantified the impact, if any, of adoption on its financial statements or the date it intends to adopt. Earlier application of SFAS No. 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of SFAS No. 137.

         FURNITURE, FIXTURES, AND EQUIPMENT - UWIN depreciates furniture, fixtures, and equipment over their estimated useful lives, ranging from two to seven years, using the straight-line method. Expenditures for furniture, fixtures, and equipment are capitalized at cost. When items are retired or otherwise disposed of, a gain or (loss) is recorded for the difference between net book value and

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


proceeds realized on the property. Ordinary maintenance and repairs are charged to expense, and replacements and betterments are capitalized.

         INCOME TAXES - UWIN accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes," ("SFAS No. 109") which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.

         INCOME (LOSS) PER SHARE DATA - UWIN has implemented SFAS No. 128 - "Earnings per Share," ("SFAS No. 128") which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the "treasury stock method" and for convertible debt securities using the "if converted method".

         STOCK-BASED COMPENSATION - UWIN has adopted SFAS No. 123 - "Accounting for Stock Based Compensation," ("SFAS No. 123"). Under SFAS No. 123, UWIN is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25"), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. UWIN elected to continue following APB No. 25.

         RECLASSIFICATIONS - Certain prior-year balances have been reclassified to conform to current year presentations.

         BASIS OF PRESENTATION - These financial statements are consolidated for all wholly-owned subsidiaries as of March 31, 2000 and 1999. Affiliated companies in which UWIN does not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements. Prior to March 31, 2000 UWIN was in the development stage.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


         CONCENTRATION OF RISK - UWIN does not currently have gaming operations other than the IC-BH Casino and is dependent to a large extent upon IC-BH for its revenues. Accordingly, UWIN will be subject to greater risks than a geographically diversified gaming operation, including, but not limited to, risks related to local economic and competitive conditions, complications caused by weather or road closure, road construction on primary access routes, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters.

Any decline in the number of residents or visitors to the Black Hawk Market, a downturn in the overall economy of the area served by the Black Hawk Market, a decrease in gaming activities in the Black Hawk Market or an increase in competition could have a material adverse effect on UWIN.

NOTE 3. ISLE OF CAPRI BLACK HAWK

         In April 1997, UWIN and Isle, through wholly-owned subsidiaries, BHG and CAC, respectively, formed IC-BH. The purpose of IC-BH was the construction and operation of the Casino and a hotel on the Black Hawk property. The Casino opened for business on December 30, 1998. The Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

         The Casino is financed by $75 million in 13% First Mortgage Notes due 2004. The $29 million hotel on top of the Casino is being financed by (i) cash flows from the Casino, (ii) a $5 million dollar loan from Isle, (iii) up to a $5 million payment in kind loan, and (iv) equity contributions from the joint venture partners for any difference. As of April 30, 2000, $14,562,000 has been funded from the Casino's cash flows and $3,300,000 from the $5 million loan from Isle.

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

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's year ended March 31, 2000, IC-BH's undistributed earnings allocable to UWIN through April 30, 2000 totaled $3,798,512. All losses previously suspended under the equity method of accounting have been restored and UWIN's basis in the project through April 30, 2000 is $2,299,076.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal year ended April 30, 2000:

                        Isle of Capri Black Hawk, L.L.C.
                            Condensed Balance Sheet
                              as of April 30, 2000

                                                                                         (In thousands)
Current assets                                                                            $     7,613
Property and equipment                                                                         98,712
Other assets                                                                                    3,568
                                                                                          -----------
Total assets                                                                              $   109,893
                                                                                          ===========

Current liabilities                                                                        $   18,501
Long-term debt                                                                                 75,000
Members' equity                                                                                16,392
                                                                                           ----------
Total liabilities and members' equity                                                      $  109,893
                                                                                           ==========

                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statement
                       For the year ended April 30, 2000

                                                                                         (In thousands)
Revenue:
Casino                                                                                     $   88,548
Food, beverage, and other                                                                      11,774
                                                                                           ----------
     Total revenue                                                                            100,322

Operating expenses:
Casino                                                                                          5,746
Gaming taxes                                                                                   17,340
Food, beverage, and other                                                                      55,762
                                                                                           ----------
     Total operating expenses                                                                  78,848

Earnings from Operations                                                                       21,474
                                                                                           ----------

Interest expense, net                                                                          10,754
Depreciation                                                                                    2,114
                                                                                           ----------

Net income                                                                                 $    8,606
                                                                                           ==========

Differences in UWIN's carrying value of its investment in IC-BH and its equity interest in IC-BH are primarily due to the fact that UWIN originally contributed appreciated property which was initially recorded by IC-BH at its fair market value while UWIN continued to carry the property at its original cost basis.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 4. REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

         UWIN, through its wholly-owned subsidiary, Gold Mountain Development, L.L.C. ("GMD"), owns approximately 240 acres of real property in the vicinity of Black Hawk, Colorado. During the year ended March 31, 2000, GMD exchanged certain acres of real property located in Gilpin County, Colorado, for certain acres of real property owned by Proland Management, L.L.C. ("Proland"). Components of the exchange include GMD extinguishing a note receivable due from Proland in the amount of $160,045 including interest and the issuance to Proland of a long term note payable in the amount of $47,098. The note payable bears interest at a rate of 10% per annum with principal and interest payable at maturity. This land exchange resulted in an additional 70 acres net to UWIN increasing its holdings to approximately 240 acres contiguous to the city of Black Hawk.

         The casinos currently operating in Black Hawk employ in excess of 6,000 individuals. Because only limited residential housing is available in Black Hawk, these employees generally commute daily for distances of 25 miles or more each way. With the exception of existing casinos, no commercial facilities exist in Black Hawk to provide even the most basic amenities for Black Hawk residents.

         UWIN is currently evaluating the feasibility of developing a master-planned residential and commercial project on the Property, and to obtain investors and/or joint venture partners for it and UWIN in order to finance the project. Sales of pad sites may be made to assist in the funding of the project. As of the date hereof, no joint venture projects or sales have been consummated.

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

NOTE 5. RESTAURANT CONNECTIONS INTERNATIONAL, INC.

         In August 1998, Restaurant Connections International, Inc. ("RCI"), was formed with UWIN as a founding shareholder. UWIN currently owns an approximate 30% interest in RCI. In December 1998, RCI purchased the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 18 Pizza Hut restaurants and one KFC restaurant in Sao Paulo. The KFC restaurant has been converted into a Pizza Hut restaurant. The President and Chairman of RCI is James Wong, who was elected a Director of UWIN in March 1999.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


         UWIN's ownership of RCI is being accounted for using the equity method of accounting. UWIN's investment in RCI is stated at cost, adjusted for its equity in the undistributed earnings or losses of RCI. During UWIN's year ended March 31, 2000, RCI's undistributed losses allocable to UWIN through December 31, 1999 totaled $427,209. In accordance with the equity method of accounting, UWIN's investment account balance was reduced to zero and the remaining allocated loss of $390,020 is not reflected in the financial statements.

NOTE 6. MINING PROPERTIES AND CLAIMS

         In June 1998, Goldfield Resources, Inc. ("Goldfield"), was organized as a wholly-owned subsidiary of UWIN. The Board of Directors approved the transfer of UWIN's land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 acres, to Goldfield in exchange for shares of common stock of Goldfield. Goldfield is not directly involved in mining operations. In August 1998, Goldfield secured a mining lease for its properties with Romarco Nevada, Inc. ("Romarco"), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

         Under the terms of the lease with Romarco, Romarco made an advance royalty payment to UWIN of $2,000 per month each month for the first twelve months of the lease agreement. Beginning August 1, 1999, the advance royalty payment increased to $3,000 per month; on August 1, 2000, it increases to $4,000 per month, and on August 1, 2001, it increases to $5,000 per month. Beginning August 1, 2002, the $5,000 monthly payment is to be adjusted, up or down, by the change in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments are to be credited to the production royalty payable under the lease.

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

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 7. SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following:

                                                                                               MARCH 31,
                                                                                     ---------------------------
                                                                                         2000           1999
                                                                                     -------------   -----------
Note payable to individual, bearing interest at 12%, payable August 1999, extended until August 2000. Note is secured by a pledge of 1,000,686 shares of
UWIN stock. Holder has option of converting all or a portion of principal and accrued interest into shares of UWIN common stock at a rate of $3.00 per share or 85% of the average closing price of UWIN common stock for the ten days prior
to the date of election of conversion.                                               $   1,000,000   $ 1,000,000

Note payable to individual, bearing interest at 12%, payable August 1999, extended until August 2000. Note is secured by real property consisting of undeveloped land in Gilpen County, Colorado. Holder has option of converting all or a portion of principal and accrued interest into shares of UWIN common stock at a rate of $3.00 per share or 85% of the average closing price of UWIN common
stock for the ten days prior to the date of election of conversion.                        600,000       600,000

Note payable to individual, bearing interest at 12%, payable on demand                      15,000        35,000

Note payable to individual, bearing interest at 12%, payable May 1999                           --       100,000

Note payable to investment group, bearing interest at 12% payable
  November 2000                                                                             28,125            --

Note payable to individual, bearing interest at 12%, payable October
  2000                                                                                      50,000            --
Note payable to individual, bearing interest at 12%, payable on
  demand                                                                                    50,000            --

Note payable to individual, bearing interest at 11%, payable October
  2000                                                                                      74,874            --
                                                                                     -------------   -----------

Total short-term notes payable                                                       $   1,817,999   $ 1,735,000
                                                                                     =============   ===========

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 8. LONG-TERM DEBT

         MORTGAGES PAYABLE - Mortgages payable are comprised of three mortgage notes of GMD, all secured by real property, consisting of undeveloped land in the city of Black Hawk, Colorado, or in an adjacent area in Gilpin County, Colorado. The mortgages outstanding are as follows:

                                                                                     MARCH 31,
                                                                               --------------------
                                                                                 2000        1999
                                                                               --------    --------
Note payable, interest at 8%, principal and interest payable in monthly
  installments of $1,262, through January 2001                                 $ 12,201    $     --

Note payable, interest at 8%, principal and interest payable in monthly
  installments of $650 through April 2001                                         7,744      14,403

Note payable, interest at 8.5%, principal and interest payable in monthly
  installments of $575, through December 2003                                    22,098      26,893

Note payable, interest at 8%, principal and interest payable in monthly
  installments of $500, through July 2000                                            --      13,957
                                                                               --------    --------

Total mortgages payable                                                          42,043      55,253

Current portion of mortgages payable                                            (24,785)    (16,522)
                                                                               --------    --------

Long-term mortgages payable                                                    $ 17,258    $ 38,731
                                                                               ========    ========

The aggregate principal maturities on long-term mortgages for the years ending March 31, are as follows:

                 2001              $ 24,785
                 2002                 6,074
                 2003                 6,189
                 2004                 4,995
                                   --------

                 Total             $ 42,043
                                   ========

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


         OTHER LONG-TERM NOTES AND CAPITAL LEASES PAYABLE - Long-term notes and capital leases payable are as follows:

                                                                                               MARCH 31,
                                                                                      --------------------------
                                                                                          2000          1999
                                                                                      -----------    -----------
Capital leases for acquisition of computers, principal and interest payable in
  monthly installments in the amount of $1,345, maturing 2001                         $     8,239    $    20,660

Capital leases for acquisition of computers, principal and interest payable in
  monthly installments in the amount of $1,262, maturing 2004                              7,777             --

Note payable for the acquisition of a company owned vehicle, principal and interest payable in monthly installments of $530, maturing December 2002
                                                                                           15,403             --
Note payable to investment group, bearing interest at 10%, maturing September
  2001                                                                                     47,098             --

Note payable to individual, bearing interest at 11%, maturing December 2004             4,363,410             --

Note payable to Isle, interest at the higher of 14.5% or Isle's highest
  cost of funds plus 2%, maturing August 2000                                                  --        500,000
                                                                                      -----------    -----------

Total other long-term notes and capital leases payable                                  4,471,927        520,660

Current portion of long-term notes and capital leases payable                             (22,593)       (12,420)
                                                                                      -----------    -----------

Long-term notes payable                                                               $ 4,449,334    $   508,240
                                                                                      ===========    ===========

UWIN has entered into lease agreements for computer equipment. Future minimum lease payments for noncancellable capital leases for the years ending March 31, are as follows:

                    2001                               $ 24,564
                    2002                                 15,150
                    2003                                 15,150
                    2004                                 15,150
                                                       --------
                                                         70,014
                    Interest and sales tax              (23,998)
                                                       --------

                    Net present value                  $ 46,016
                                                       ========

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


On December 23, 1999, UWIN entered into a continuing loan agreement (the "Credit Facility") with an individual. The Credit Facility provides for maximum borrowings of up to $7,000,000 bearing interest at 11%. Interest is due in monthly installments beginning January 31, 2000 and all principal and any accrued, unpaid interest is due and payable in full on December 23, 2004. The Credit Facility is secured by UWIN's ownership in IC-BH. At the option of the holder, up to 50% of any unpaid principal and/or accrued interest is convertible into shares of UWIN's restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. UWIN agrees to maintain at all times a sufficient number of authorized but unissued shares of its common stock to perform this conversion. Borrowings under this Credit Facility totaled $4,363,410 at March 31, 2000 with $2,636,590 available for future borrowings.

NOTE 9.  INCOME TAXES

UWIN has adopted SFAS No. 109, "Accounting for Income Taxes" ("SFAS no. 109"). Under SFAS No. 109, deferred tax liabilities are determined based on the difference between financial statement and tax bases of all assets and liabilities, measured by using the enacted statutory tax rates.

SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards ("NOLs"). For the year ended March 31, 2000, UWIN had NOLs amounting to $8,838,255. The NOLs expire in the years ending March 31, as follows:

                      2001                           $340,495
                      2002                            206,292
                      2003                            310,240
                      2004                             76,101
                      2005                            348,266
                      2006                            278,648
                      2008                             12,130
                      2009                            111,926
                      2010                            425,947
                      2011                            602,051
                      2012                          1,295,568
                      2013                          1,110,359
                      2014                          1,797,143
                      2019                          1,923,089
                                                   ----------

                                                   $8,838,255
                                                   ==========

The NOLs are subject to certain limitations under the Internal Revenue Code. UWIN has a deferred tax asset totaling $3,005,007 and $2,440,801 as of March 31, 2000, and 1999, respectively, as a result of the future tax benefit attributable to NOLs, determined by applying the enacted statutory rate of 34%. However, UWIN believes that the utilization of these NOLs could be significantly limited due to the change in ownership that occurred in 1994. UWIN also has recorded a deferred tax asset or liability for compensation expense in connection with the issuance of stock options and for allocated earnings or losses of its equity investments that are not currently deductible for Federal income tax purposes. Since the ability of UWIN to realize the deferred tax assets is not certain, a valuation allowance has been recorded for both years in an amount equal to the net deferred tax assets:

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


                                                                                      MARCH 31,
                                                                    -----------------------------------------
                                                                        2000         ACTIVITY        1999
                                                                    -----------    -----------    -----------
DEFERRED TAX ASSETS:
Net operating loss carryforwards                                    $ 3,005,007    $   564,206    $ 2,440,801
Stock options                                                           153,491        (32,720)       186,211
Equity in allocated earnings and losses of equity investment                 --       (756,146)       756,146
                                                                    -----------    -----------    -----------
TOTAL DEFERRED TAX ASSETS                                             3,158,498       (224,660)     3,383,158

DEFERRED TAX LIABILITIES:
Equity in allocated earnings and losses of equity investment           (694,086)      (694,086)            --
                                                                    -----------    -----------    -----------
TOTAL DEFERRED TAX LIABILITIES                                        2,464,412       (918,746)     3,383,158

Valuation allowance for deferred tax assets                          (2,464,412)       918,746     (3,383,158)
                                                                    -----------    -----------    -----------
NET DEFERRED TAX ASSETS                                             $        --    $        --    $        --
                                                                    ===========    ===========    ===========

Reconciliations between the statutory Federal income tax expense (benefit) rate and UWIN's effective income tax (benefit) rate as a percentage of net income
(loss) from continuing operations were as follows:

                                                                                YEAR ENDED MARCH 31,
                                                                -------------------------------------------------
                                                                         2000                     1999
                                                                -----------------------    ----------------------
                                                                PERCENT       DOLLARS      PERCENT      DOLLARS
                                                                -------     -----------    -------     ----------
Tax expense (benefit) at statutory Federal rate                      34%    $   270,889        (34%)   $ (564,853)
Permanent differences:
   Expired NOL & other                                                6%         48,406         --          2,429
Increase due to current year net operating loss                      82%        653,850         39%       646,397
Stock options                                                        (4%)       (32,720)        --             --
Recaptured (suspended) losses of IC-BH                               64%        509,808        (31%)     (509,808)
Equity in allocated (earnings) or losses of IC-BH                  (182%)    (1,450,233)        26%       425,835
                                                                -------     -----------    -------     ----------
Effective income tax rate                                           -0-%    $       -0-        -0-%    $      -0-
                                                                =======     ===========    =======     ==========

Due to the availability of net operating loss carryforwards and other net deferred tax assets there is no provision for current or deferred taxes for the years ended March 31, 2000 and 1999. Should UWIN have taxable income in future periods in excess of net deferred tax assets available to offset taxable earnings, a provision for tax expense will be provided.

NOTE 10. EQUITY, STOCK PLAN AND WARRANTS

         During 1999, UWIN established the 1999 Stock Option Plan, (the "Stock Option Plan"). The Stock Option Plan is discretionary and provides for the granting of awards, including options for the purchase of UWIN's common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to directors, officers, employees

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


and independent contractors of UWIN and its affiliates. Common stock options and stock awards granted under the Stock Option Plan expire ten years from the date of grant and generally vest immediately but are restricted as to exercise for the first six months subsequent to the date of grant. An aggregate of 1,200,000 shares of common stock have been reserved for grants under the Stock Option Plan, of which 312,500 shares were available for future grants at March 31, 2000. Shares of common stock awarded as restricted stock are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment or service or achievement of certain performance milestones.

         Warrants granted during the year ended March 31, 2000 for business consulting totaled 100,000. Warrants granted during the year ended March 31, 2000 for financing totaled 1,343,902. Options granted for the year ended March 31, 2000 for 1997, 1998, and 1999 director and advisory director compensation totaled 887,500. All options granted during the year ended March 31, 2000 vest immediately and are exercisable as of the date granted. There were no options granted during fiscal 1999.

         UWIN has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recorded for the year ended March 31, 2000 in accordance with the intrinsic value method prescribed in APB No. 25, and related Interpretations of SFAS No. 123 for equity awards to nonemployees. Information regarding the options and warrants for 2000 and 1999 is as follows:

                                                  YEAR ENDED MARCH 31,
                                        --------------------------------------
                                         OPTIONS              WARRANTS
                                        ----------    ------------------------
                                           2000          2000          1999
                                        ----------    ----------    ----------
Outstanding, beginning of year                  --       823,736       976,990
Granted                                    887,500     1,443,902            --
Exercised                                   (6,000)     (162,000)           --
Expired or cancelled                            --      (116,292)     (153,254)
                                        ----------    ----------    ----------

Outstanding, end of year                   881,500     1,989,346       823,736
                                        ----------    ----------    ----------
Exercisable, end of year                   881,500     1,609,902       444,292
                                        ----------    ----------    ----------
Available for grant, end of year           312,500            --            --
                                        ----------    ----------    ----------

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


The weighted average option and warrant exercise price information for 2000 and 1999 is as follows:

                                                  YEAR ENDED MARCH 31,
                                        --------------------------------------
                                         OPTIONS              WARRANTS
                                        ----------    ------------------------
                                           2000          2000          1999
                                        ----------    ----------    ----------
Outstanding, beginning of year            $  --          $2.14         $2.21
Granted during the year                   $2.06          $2.61         $  --
Exercised during the year                 $2.06          $1.54         $1.70
Expired or cancelled during the year         --          $3.41         $  --
Outstanding at end of year                $2.06          $2.38         $2.30
Exercisable at end of year                $2.06          $2.37         $2.14

Significant option and warrant groups outstanding at March 31, 2000, and related weighted average exercise price and life information is as follows:

                             OPTIONS            WARRANTS                           EXERCISE         REMAINING
      GRANT DATE           OUTSTANDING        OUTSTANDING        EXERCISABLE         PRICE        LIFE (YEARS)
----------------------- ------------------ ------------------- ----------------- -------------- ------------------
April 1996                     --                   16,000            16,000         $1.50               0.1
December 1997                  --                  100,000            50,000         $2.25               2.8
December 1997                  --                  429,444           100,000         $2.36               0.8
June 1999                      --                  100,000           100,000         $2.75               2.2
September 1999                 --                   30,000            30,000         $2.50               2.6
October 1999                 881,500                    --           881,500         $2.06               4.6
October 1999                   --                   20,000            20,000         $1.80               2.2
November 1999                  --                  150,000           150,000         $1.80               4.7
November 1999                  --                   25,000            25,000         $2.50               2.7
December 1999                  --                1,118,902         1,118,902         $2.63               4.8

The weighted average fair value at date of grant for options granted during 2000 was $1.63 per option. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                           2000
                                                           ----
                  Expected life (years)                   4 years
                  Interest rate                               5.7%
                  Dividend yield                               --
                  Forfeiture rate                               5%
                  Volatility                                  118%

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Had compensation costs for UWIN's stock option plan been determined based on the fair value at the grant date in 2000 consistent with the provisions of SFAS No. 123, UWIN's net income (loss) and net income (loss) per share would have decreased to the pro forma amounts indicated below:

                                                               2000
                                                               ----
                   Net income - as reported                 $  796,730
                   Net loss - pro forma                     $ (155,673)
                   Net income per share
                     (basic and diluted) -- as reported     $     0.06
                   Net loss per share
                     (basic and diluted) - pro forma        $    (0.02)

The pro forma impact only takes into account options granted since April 1, 1999. Since all options granted since April 1, 1999 vest immediately, the full impact of calculating compensation costs, net of tax for stock options under SFAS No. 123 is reflected in the pro forma net loss and pro forma net loss per share (basic and diluted) amounts presented above.

In connection with the options outstanding at March 31, 2000, 3,500 shares were exercised in May 2000 and 4,000 shares were exercised in June 2000.

         COMPUTATION OF EARNINGS PER SHARE - The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                              YEAR ENDED MARCH 31, 2000
                                                 -----------------------------------------------
                                                    Income            Shares          Per-Share
                                                  (Numerator)      (Denominator)        Amount
                                                 -------------    ---------------     ----------
BASIC EPS
Income available to common stockholders          $     626,942         10,018,297     $     0.06

EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                                         239,544             --
                                                 -------------    ---------------     ----------

DILUTED EPS
Income available to common stockholders          $     626,942         10,257,841     $     0.06
                                                 =============    ===============     ==========

         As discussed in Note 8, UWIN has various convertible debt securities of which the holders of those debt instruments have the option to convert all or a portion of principal and accrued interest to common stock of UWIN. In accordance with SFAS No. 128, the effects of applying the if converted method for the year ended March 31, 2000 results in these convertible debt securities being antidilutive.

         For the year ended March 31, 1999, the Company reported a net loss, thus the effects of stock options, warrants and convertible debt securities are antidilutive.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 11. SEGMENT REPORTING


         During the year ended March 31, 1999, UWIN adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

         UWIN operates in four business segments (i) gaming, (ii) restaurant franchises, (iii) mining properties and claims, and (iv) real estate development. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado. The commercial and residential real estate segment involves the development of master-planned residential and commercial property project adjacent to Black Hawk, Colorado and another at Wellesley Island, New York. The restaurant franchise segment involves an ownership interest in Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of its property and retaining a royalty interest under the lease.

         Summarized financial information concerning UWIN's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.


                                                               YEAR ENDED MARCH 31, 2000
                                -------------------------------------------------------------------------------------
                                              Restaurant                      Real
                                  Gaming      Franchise        Mining         Estate          Other          Totals
                               -----------    -----------    -----------    -----------    -----------    -----------
Revenue                        $        --    $        --    $    32,000    $        --    $    61,421    $    93,421
Segment profit (loss)             (365,658)            --        (62,133)      (481,650)      (555,716)    (1,465,157)
Segment assets                   2,299,076             --        480,812      2,582,823             --      5,362,711
Interest expense                        --             --            628        225,033        153,090        378,751
Interest income                         --             --             --        205,601         41,050        246,651
Equity in income (loss)
   of equity investment          2,299,076        (37,189)            --             --             --      2,261,887


                                                               YEAR ENDED MARCH 31, 1999
                                -------------------------------------------------------------------------------------
                                              Restaurant                      Real
                                  Gaming      Franchise        Mining         Estate          Other          Totals
                               -----------    -----------    -----------    -----------    -----------    -----------

Revenue                        $   147,851    $        --    $    16,000    $   203,410    $     5,676    $   372,937
Segment profit (loss)             (181,999)            --        (63,534)      (148,788)      (528,646)      (922,967)
Segment assets                          --         22,025        480,812      2,311,977             --      2,814,814
Interest expense                    36,250             --            529        106,971         76,828        220,578
Interest income                         --             --             --             --         81,017         81,017
Equity in income (loss)
of equity investment              (656,275)       (82,089)            --             --             --       (738,364)

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Reconciliation of reportable segment assets to UWIN's consolidated totals are as follows:

                                                                                MARCH 31,
                                                                   ------------------------------------
                                                                        2000                 1999
                                                                   ----------------     ---------------
Assets

Total assets for reportable segments                               $     5,362,711      $    2,814,814
Cash not allocated to segments                                           1,489,735             161,234
Notes receivable not allocated to segments                               3,027,174           1,306,547
Furniture, fixtures, & equipment not allocated to segments                  85,149              93,836
Other assets not allocated to segments                                     174,401             153,315
                                                                   ---------------      --------------

Total assets                                                       $    10,139,170      $    4,529,746
                                                                   ===============      ==============

Reconciliation of reportable segment revenues to UWIN's consolidated totals are as follows:

                                                                                MARCH 31,
                                                                   ------------------------------------
                                                                        2000                 1999
                                                                   ----------------     ---------------
Revenue

Total revenue for reportable segments                              $         93,421     $       372,937
Interests income allocated to reportable segments                           246,651              81,017
                                                                   ----------------     ---------------

Total revenue                                                      $        340,072     $       453,954
                                                                   ================     ===============

NOTE 12. 401(k) PLAN

         UWIN has a 401(k) plan, under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, UWIN may make discretionary matching contributions of 50% of employee contributions up to 6% of employees' compensation. Employees vest in such contributions at the end of one year of service. UWIN's discretionary contributions for the years ended March 31, 2000 and 1999 were $6,996 and $1,860, respectively.

NOTE 13.  RELATED PARTY TRANSACTIONS

         In the ordinary course of business, UWIN has entered into transactions with related entities. The majority of these transactions include loans made or received from related parties. Following is a description of those transactions during the year ended March 31, 2000, and 1999.

         During the fiscal year ended March 31, 2000, UWIN loaned Clay County Holdings, Inc. ("CCH") $624,762 for working capital purposes. Also during fiscal 2000, CCH purchased, for itself or its assigns, 38,865 shares of UWIN restricted common stock for cash of $61,923. During the year ended March 31, 1999, GMD loaned CCH $1,306,547 for working capital purposes. Also during

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


fiscal 1999, CCH purchased, for itself or its assigns, 219,555 shares of UWIN restricted common stock for cash of $302,209. In addition, during fiscal year 1999, CCH loaned RCI $600,000 for working capital purposes.

         In addition, during the year ended March 31, 1999, UWIN paid off a working capital loan in the amount of $7,708 from ADT Resources, a wholly-owned subsidiary of Aaminex Capital Corporation ("Aaminex"), an affiliate of the President.

         Effective December 31, 1996, the Board of Directors and the holders of UWIN's common stock having at least a majority of the voting power of the shares, approved and authorized the issuance of 500,000 shares of preferred stock at $10 par value per share. UWIN subsequently issued 141,490 shares of 12% cumulative preferred stock, $10 par value, in exchange for short-term notes payable to CCH, an affiliate of Mr. McCaleb, the former Secretary of UWIN, and accrued management fees due to Aaminex, an affiliate of the President of UWIN. These shares are callable by UWIN. During the year ended March 31, 1999, UWIN paid dividends on the preferred stock totaling $200,000. Undeclared cumulative dividends on the preferred stock outstanding at March 31, 2000 and 1999 total $312,653 and $142,865, respectively.

NOTE 14.  LEGAL PROCEEDINGS

                  UWIN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

NOTE 15.  SUBSEQUENT EVENTS - WELLESLEY ISLAND

         In March 2000 UWIN entered into an agreement to acquire approximately 800 acres on Wellesley Island in New York state. At March 31, 2000 UWIN had capitalized $185,650 of cost incurred by its wholly-owned subsidiary, Blue Diamond Resorts, Inc., which was formed to hold and develop the property. Subsequent to year end the agreement was finalized for a purchase price of approximately $1,802,000. UWIN is conducting a feasibility study of the real estate for possible development of a master-planned community.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 23.1             Consent of Pannell Kerr Forster of Texas, P.C.

 27               Financial Data Schedule