Form 10KSB/A
period 2000-03-31
NEVADA GOLD & CASINOS INC
filed 2000-07-07
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-KSB/A
                              (Amendment No. 1)


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

This amendment No. 1 to Form 10-KSB on Form 10-KSB/A amends Part II, Item 6 and
Item 7 and Part III, Item 12 of our Annual Report on Form 10-KSB for the year ended March 31, 2000 to change the report as follows:

(1) A word processing error on page 15, fourth paragraph, first sentence was corrected to read as follows: "Cash used in investing activities during the year ended March 31, 2000, amounted to $1,935,544, a decrease of $633,452, over the $2,568,996 of cash used in investing activities in fiscal 1999."

(2) A word processing error in the 2000 column of the Consolidated Statement of Cash Flows on page F-6 was corrected to read as follows: "Net cash provided by financing activities 4,446,653."

(3) A word processing error on page F-23, second paragraph of Note 13, third sentence was corrected to read as follows: "During the year ended March 31, 1999, GMD loaned CCH $1,501,147 for working capital purposes."

(4) A word processing error on page 22, first paragraph, third sentence was corrected to read as follows: "During the year ended March 31, 1999, GMD loaned CCH $1,501,147 for working capital purposes."

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


         INVESTING ACTIVITIES. Cash used in investing activities during the year ended March 31, 2000, amounted to $1,935,544, a decrease of $633,452, over the $2,568,996 of cash used in investing activities in fiscal 1999. The decrease is primarily due to the repurchase of an interest in IC-BH for $500,000 reflected in fiscal 1999.


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         During the fiscal year ended March 31, 2000, UWIN loaned Clay County Holdings, Inc. ("CCH") $624,762 for working capital purposes. Also during fiscal 2000, CCH purchased, for itself or its assigns, 38,865 shares of UWIN restricted common stock for cash of $61,923. During the year ended March 31, 1999, GMD loaned CCH $1,501,147 for working capital purposes. Also during fiscal 1999, CCH purchased, for itself or its assigns, 219,555 shares of UWIN restricted common stock for cash of $302,209. In addition, during fiscal year 1999, CCH loaned RCI $600,000 for working capital purposes.


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

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   YEARS ENDED MARCH 31,
                                                                --------------------------
                                                                   2000            1999
                                                                -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   796,730    $(1,661,331)
Adjustment to reconcile net income (loss) to net cash
   used in operating activities
     Depreciation                                                    29,435         33,090
     Equity in net loss (income) of Isle of Capri Black          (2,299,076)       656,275
       Hawk
     Equity in net loss of RCI                                       37,189         82,089
     Consultant, investment bankers, and other
       option expense                                               445,739        258,904
     Gain on sale - part interest in Isle of Capri Black                 --       (147,851)
       Hawk
     Gain on sale of Colorado real estate                                --       (197,304)
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                                (16,294)      (135,104)
   Accounts payable and liabilities                                (176,331)       138,742
                                                                -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                            (1,182,608)      (972,490)
                                                                -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of real estate and assets held for development           (198,889)      (191,881)
Purchases of furniture, fixtures and equipment                       (2,645)        (6,254)
Repurchase of interest in Isle of Capri Black Hawk                       --       (500,000)
Notes receivable from RCI                                           (15,164)      (104,115)
Notes receivable from an affiliate                                 (686,685)    (1,803,356)
Notes receivable - other                                         (1,032,161)            --
Proceeds from disposition of property                                    --         36,610
                                                                -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                            (1,935,544)    (2,568,996)
                                                                -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash, net of offering costs                 420,449      1,467,072
Proceeds from debt                                                5,082,410      2,352,386
Payments on debt                                                 (1,056,206)      (271,105)
                                                                -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         4,446,653      3,548,353
                                                                -----------    -----------

NET INCREASE IN CASH                                              1,328,501          6,867

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        161,234        154,367
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 1,489,735    $   161,234
                                                                ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                          $   478,745        141,458
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


         During the fiscal year ended March 31, 2000, UWIN loaned Clay County Holdings, Inc. ("CCH") $624,762 for working capital purposes. Also during fiscal 2000, CCH purchased, for itself or its assigns, 38,865 shares of UWIN restricted common stock for cash of $61,923. During the year ended March 31, 1999, GMD loaned CCH $1,501,147 for working capital purposes. Also during

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


fiscal 1999, CCH purchased, for itself or its assigns, 219,555 shares of UWIN restricted common stock for cash of $302,209. In addition, during fiscal year 1999, CCH loaned RCI $600,000 for working capital purposes.

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