Form 10QSB/A
period 1999-09-30
NEVADA GOLD & CASINOS INC
filed 2000-07-14
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)


  (Mark One)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended SEPTEMBER 30, 1999

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

         For the transition period from______________ to _______________


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

This restatement has been made to reflect the restatement of the Company's consolidated financial statements to correct a gain recorded on the sale of Colorado real estate. This restatement amends Part I, Item 1 and Item 2 of our Quarterly Report on Form 10-QSB for the three and six month periods ended September 30, 1999. The consolidated financial statements, and related footnotes and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been restated accordingly. (See Footnote 6.)

This restatement corrects and conforms the Company's reporting for this reporting period to appropriately reflect the accounting treatment included in the audited consolidated financial statements of our Annual Report on Form 10-KSB for the year ended March 31, 2000.

                           NEVADA GOLD & CASINOS, INC.
                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I - FINANCIAL INFORMATION                                                                                 3

         ITEM 1 - FINANCIAL STATEMENTS

           Balance Sheets as of September 30, 1999 (restated), and March 31, 1999                              3

         Statements of Operations for the Three Months Ended
                 September 30, 1999 (restated), and 1998                                                       4

         Statements of Operations for the Six Months Ended
                 September 30, 1999 (restated), and 1998                                                       5

         Statements of Cash Flows for the Six Months Ended
                 September 30, 1999 (restated), and 1998                                                       6

         Notes to Interim Financial Statements                                                                 7

         ITEM 2   -  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                              11

PART II - OTHER INFORMATION                                                                                    14

ITEM 1 - LEGAL PROCEEDINGS                                                                                     14
ITEM 2 - CHANGES IN SECURITIES                                                                                 14
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                                       14
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   14
ITEM 5 - OTHER INFORMATION                                                                                     14
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                                      14

SIGNATURES                                                                                                     15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,      March 31,
                                                                                            1999             1999
                                                                                        -------------    -------------
                                                                                         (Unaudited)        (Audited)
                                                                                          (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                               $      53,597    $     161,234
Notes receivable                                                                                   --          154,763
Other assets                                                                                  218,307          153,315
                                                                                        -------------    -------------
TOTAL CURRENT ASSETS                                                                          271,904          469,312
                                                                                        -------------    -------------

Isle of Capri Black Hawk, L.L.C                                                                    --               --
Restaurant Connections International, Inc.                                                         --               --
Colorado Real Estate (Gold Mountain Development, L.L.C.)                                    2,023,898        1,807,489
Mining Properties (Goldfield Resources, Inc.)                                                 480,812          480,812
California Real Estate (Sunrise Land and Minerals, Inc.)                                      371,750          371,750
Note receivable from affiliate                                                              1,424,124        1,306,547
Furniture, fixtures, and equipment, net of accumulated depreciation of
   $114,767 and $131,470 on March 31, and September 30, 1999, respectively
                                                                                               77,523           93,836
                                                                                        -------------    -------------
TOTAL ASSETS                                                                            $   4,650,011    $   4,529,746
                                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities                                                $     158,375    $     102,494
Accrued interest payable                                                                      181,650          125,993
Short term notes payable                                                                    1,832,098        1,735,000
Current portion of long term debt                                                              44,567           28,942
                                                                                        -------------    -------------
TOTAL CURRENT LIABILITIES                                                                   2,216,690        1,992,429
                                                                                        -------------    -------------

LONG-TERM DEBT
Mortgages payable, net of current portion                                                      28,701           38,731
Notes payable, net of current portion                                                         514,093          508,240
                                                                                        -------------    -------------
TOTAL LONG-TERM DEBT                                                                          542,794          546,971
                                                                                        -------------    -------------

TOTAL LIABILITIES                                                                           2,759,484        2,539,400
                                                                                        -------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 141,490 shares
   outstanding at March 31 and September 30, 1999                                           1,414,900        1,414,900
Common stock, $.12 par value, 20,000,000 shares authorized, 9,811,664 and
   10,024,764 shares outstanding at March 31, and September 30, 1999,
   respectively                                                                             1,202,972        1,177,400
Additional paid in capital                                                                  9,103,234        8,695,495
Accumulated deficit prior to development stage (12/27/93)                                  (2,296,077)      (2,296,077)
Accumulated deficit during development stage                                               (7,534,502)      (7,001,372)
                                                                                        -------------    -------------
TOTAL STOCKHOLDERS' EQUITY                                                                  1,890,527        1,990,346
                                                                                        -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $   4,650,011    $   4,529,746
                                                                                        =============    =============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                          September 30
                                                                       1999           1998
                                                                   -----------    -----------
                                                                    (Restated)
REVENUES
Royalty income                                                     $     8,000    $     4,000
Gain on sale-part interest Isle of Capri
   Black Hawk                                                               --        147,851
Gain on sale of Colorado Real Estate                                        --        197,304
Interest income                                                         56,868          8,895
Other income                                                            11,065             --
                                                                   -----------    -----------

TOTAL REVENUES                                                          75,933        358,050
                                                                   -----------    -----------

EXPENSES
General and administrative                                              81,984        103,750
Interest expense                                                        72,077         79,234
Salaries                                                                84,109         65,319
Legal and professional fees                                            105,957        113,017
Other                                                                   18,859         15,114
                                                                   -----------    -----------

TOTAL EXPENSES                                                         362,986        376,434
                                                                   -----------    -----------

EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI
   BLACK HAWK                                                               --         56,148
EQUITY IN EARNINGS (LOSS) OF RCI                                        18,576             --
                                                                   -----------    -----------

NET INCOME (LOSS)                                                  $  (268,477)   $    37,764
                                                                   ===========    ===========

PER SHARE INFORMATION
Net income (loss)                                                  $  (268,477)   $    37,764
Preferred stock dividends accumulated                                  (42,796)       (36,347)
                                                                   -----------    -----------
Income (loss) available to common stockholders                     $  (311,273)   $     1,417
                                                                   ===========    ===========

Weighted average number of common
   Shares outstanding                                                9,935,592      9,076,387
                                                                   ===========    ===========

Net income (loss) per common share                                 $     (0.03)   $      0.00
                                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Six Months Ended
                                                         September 30            Cumulative Amounts
                                                  --------------------------      During Development
                                                     1999            1998       Stage (Since 12/27/93)
                                                  -----------    -----------    -----------------------
                                                   (Restated)                          (Restated)
REVENUES
Royalty income                                    $    14,000    $     4,000          $   249,000
Gain on sale-part interest Isle of Capri
   Black Hawk                                              --        147,851              282,967
Gain on sale of Colorado Real Estate                       --        197,304              197,304
Interest income                                       109,394          9,704              196,087
Other income                                           21,065             --              526,437
                                                  -----------    -----------          -----------

TOTAL REVENUES                                        144,459        358,859            1,451,795
                                                  -----------    -----------          -----------

EXPENSES
General and administrative                            150,402        205,344            2,284,644
Interest expense                                      146,478         99,895            1,071,648
Salaries                                              169,340        131,402            1,008,571
Legal and professional fees                           165,702        148,922            2,382,545
Other                                                  27,905         30,845              511,260
                                                  -----------    -----------          -----------

TOTAL EXPENSES                                        659,827        616,408            7,258,668
                                                  -----------    -----------          -----------

EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI
   BLACK HAWK
                                                           --       (325,052)          (1,627,779)
EQUITY IN EARNINGS (LOSS) OF RCI                      (17,761)            --              (99,850)
                                                  -----------    -----------          -----------


NET LOSS                                          $  (533,129)   $  (582,601)         $(7,534,502)
                                                  ===========    ===========          ===========

PER SHARE INFORMATION
Net loss                                          $  (533,129)   $  (582,601)         $(7,534,502)
Preferred stock dividends accumulated                 (85,243)       (78,678)            (428,108)
                                                  -----------    -----------          -----------

Loss available to common stockholders             $  (618,372)   $  (661,279)         $(7,962,610)
                                                  ===========    ===========          ===========

Weighted average number of common
   shares outstanding
                                                    9,905,960      8,991,060            7,467,808
                                                  ===========    ===========          ===========

Net loss per common share                         $     (0.06)   $     (0.08)         $     (1.07)
                                                  ===========    ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months Ended
                                                                       September 30           Cumulative Amounts
                                                               --------------------------     During Development
                                                                  1999           1998       Stage (Since 12/27/93)
                                                               -----------    -----------   ----------------------
                                                               (Restated)                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $  (533,129)   $  (582,601)        $(7,534,502)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation                                                     16,703         15,822             122,664
   Equity in net loss of Isle of Capri Black Hawk                       --        268,605           1,627,779
   Equity in net loss of RCI                                        17,761             --              99,850
   Consultant and investment banker option expense                  44,796         27,444           1,066,769
   Gain on sale-part interest Isle of Capri
      Black Hawk                                                        --       (147,851)           (282,967)
   Gain on sale of Colorado real estate                                 --             --            (197,304)
   Other                                                                --             --                 231
Changes in operating assets and liabilities:
   Other                                                           (11,125)      (655,536)             57,312
   Accounts payable and accrued liabilities                        129,149         69,185           1,446,557
                                                               -----------    -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                             (335,845)    (1,004,932)         (3,593,611)
                                                               -----------    -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate and assets held for development                        (10,903)      (497,104)         (1,560,509)
Purchase of furniture, fixtures, and equipment                        (390)        (3,227)            (55,303)
Proceeds from sale of part interest of Isle of
   Capri Black Hawk                                                     --             --             833,334
Repurchase interest in Isle of Capri Black Hawk                         --             --            (500,000)
Advances to RCI                                                         --             --            (104,115)
Advances to affiliates                                            (105,603)            --          (1,612,420)
Proceeds on disposition of property                                     --             --              45,746
                                                               -----------    -----------         -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  (116,896)      (500,331)         (2,953,267)
                                                               -----------    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                 169,000      1,416,667           7,287,044
Common  stock issued for cash, net of
   offering costs                                                  287,873        412,628           2,835,091
Fractional shares redeemed                                              --             --                 (36)
Payments on debt                                                  (111,769)      (407,950)         (3,824,411)
Salaries contributed by officers                                        --             --               1,000
Prepaid stock subscription                                              --             --             295,500
                                                               -----------    -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          345,104      1,421,345           6,594,188
                                                               -----------    -----------         -----------
Net increase (decrease) in cash and cash equivalents              (107,637)       (83,918)             47,310
Beginning balance - cash and cash equivalents                      161,234        154,367               6,287
                                                               -----------    -----------         -----------
Ending balance - cash and cash equivalents                     $    53,597    $    70,449         $    53,597
                                                               ===========    ===========         ===========

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                      $    90,897    $    59,525         $   645,855
                                                               -----------    -----------         -----------

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

2.       Summary of Significant Accounting Policies

         The interim financial statements have been prepared by UWIN without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended September 30, 1999 (restated), and 1998; (b) the results of operations for the six months ended September 30, 1999 (restated), and 1998; (c) the financial position as of September 30, 1999 (restated); and
(d) the cash flows for the six-month periods ended September 30, 1999 (restated), and 1998. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of September 30, 1999 (restated), has been derived from the consolidated financial statements that have been audited by UWIN's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Regulation SB and do not contain certain information included in UWIN's annual financial statements and notes. The consolidated financial statements and notes included should be read in conjunction with the financial statements and notes included in UWIN's Annual Report on Form 10-KSB filed in July 1999.

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

         The following is a summary of condensed financial information pertaining to the Isle of Capri Black Hawk:

                            ISLE OF CAPRI BLACK HAWK
                             CONDENSED BALANCE SHEET
                            AS OF SEPTEMBER 26, 1999

                                                      (in
                                                      thousands)
          Current assets                             $    15,559
          Property and equipment                          83,103
          Other assets                                     4,513
                                                     -----------
          Total assets                               $   103,175
                                                     ===========
          Current liabilities                        $    16,871
          Long-term debt                                  75,428
          Members' equity                                 10,876
                                                     -----------
          Total liability and equity                 $   103,175
                                                     ===========

                            ISLE OF CAPRI BLACK HAWK
                           CONDENSED INCOME STATEMENT
                  FOR THE FIVE MONTHS ENDED SEPTEMBER 26, 1999


         Revenue:
         Casino                                       $   33,221
         Food, beverage, and other                         4,499
                                                      ----------
         Total revenue                                $   37,720

         Operating expenses:
         Casino                                       $    2,188
         Gaming taxes                                      6,525
         Food, beverage, and other                        21,024
         Depreciation                                        820
                                                      ----------
         Total operating expenses                     $   30,557

         Operating income                             $    7,163
         Interest expense, net                            (4,529)
                                                      ----------
         Net profit                                   $    2,634
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

                                                            SIX MONTHS ENDED SEPTEMBER 30, 1999
                               -------------------------------------------------------------------------------------------

                                                  Real        . Restaurant
                                  Gaming          Estate        Franchise        Mining          Other           Totals
                               ------------    ------------    ------------   ------------    ------------    ------------
Revenue                        $         --    $         --    $         --   $     14,000    $     21,065    $     35,065
Segment profit (loss)               (20,062)        (20,062)             --         (4,012)        (36,113)        (80,249)
Segment assets                           --       2,395,648              --        480,812              --       2,876,460
Interest expense                         --         106,021              --            367          40,090         146,478
Interest income                          --              --              --             --         109,394         109,394
Equity in income (loss)
   of equity investment                  --              --          17,761             --              --          17,761


                                                            SIX MONTHS ENDED SEPTEMBER 30, 1999
                               -------------------------------------------------------------------------------------------

                                                  Real        . Restaurant
                                  Gaming          Estate        Franchise        Mining          Other           Totals
                               ------------    ------------    ------------   ------------    ------------    ------------
Revenue                        $    147,851    $         --    $         --   $      4,000    $    207,008    $    358,859
Segment loss                        (64,388)        (64,388)             --        (12,878)       (115,896)       (239,167)
Segment assets                      331,223       2,119,611              --        480,812              --       2,931,646
Interest expense                     36,250          24,301              --            241          39,103          99,895
Interest income                          --              --              --             --              --              --
Equity in income (loss)
   of equity investment            (325,052)             --              --             --              --        (325,052)

         Reconciliation of reportable segment assets to UWIN's consolidated totals as of September 30 are as follows:

         Assets
         ------
                                                               1999             1998
                                                            -----------      -----------
         Total assets for reportable segments:              $ 2,876,460      $ 2,931,646
         Cash not allocated to segments:                         53,597           70,449
         Other assets not allocated to segments:              1,719,954          893,945
                                                            -----------      -----------

         Consolidated total assets:                         $ 4,650,011      $ 3,896,040
                                                            -----------      -----------

6.       Restatement

         This restatement has been made to correct a gain recorded on the sale of Colorado real estate during the three months ended September 30, 1999. At September 30, 1999, the effect of the restatement reduced the value of Colorado Real Estate to $2,023,898 and increased the accumulated deficit during development stage to $7,534,502 and reduced total stockholders' equity to $1,890,527, from the amounts previously reported.

         Total revenue for the three months ended September 30, 1999 was corrected to eliminate the gain recorded on sale of Colorado Real Estate. Net income was reduced to a net loss of $268,477. Net income available to common stockholders was reduced to a net loss of $311,273 or $0.03 per share.

         Total revenue for the six months ended September 30, 1999 was corrected to eliminate the gain recorded on sale of Colorado Real Estate. The net loss was increased to a net loss of $533,129. The net loss available to common stockholders was increased to a net loss of $618,372 or $0.06 per share.

         Total revenue included in the "Cumulative Amounts During Development Stage (since 12/27/93)" column of the Consolidated Statements of Operations was corrected to reduce the gain recorded on sale of Colorado Real Estate to $197,304. The net loss was increased to a net loss of $7,534,502. The net loss available to common stockholders was increased to a net loss of $7,962,610 or $1.07 per share.

         This restatement corrects and conforms the Company's reporting for this reporting period to appropriately reflect the accounting treatment included in the audited consolidated financial statements of the Annual Report on Form 10-KSB for the year ended March 31, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions of UWIN's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB/A. Management is of the opinion that inflation and changing prices will have little, if any, effect on UWIN's financial position or results of operations.

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

         Two of UWIN's wholly-owned subsidiaries currently own undeveloped real property recorded at a cost of $2,395,648 that is located in and around Black Hawk, Colorado, and in Nevada County, California. Another of UWIN's wholly-owned subsidiaries currently owns 149 patented mining claims and 321 unpatented lode mining claims situated in the Goldfield Mining District of Esmeralda and Nye Counties, Nevada. These mining claims are recorded at a cost of $480,812.

         At September 30, 1999, UWIN had other assets in the amount of $218,307, consisting of prepaid expenses for consulting fees, and a security deposit. UWIN also has a note receivable from an affiliate, Clay County Holdings, Inc. ("CCH"), in the amount of $1,424,124.

Results of Operations

         REVENUES. Revenues decreased $282,117 for the three-month period ended September 30, 1999, compared to the three months ended September 30, 1998. The decrease in the current period is primarily attributable to a gain on the sale of part interest in the Isle of Capri-Blackhawk and a gain recorded on a land exchange, both recorded in the prior period ending September 1998.

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

         NET INCOME (LOSS). Net loss for the three months ended September 30, 1999, was $268,477, as compared to net income of $37,764 for the three months ended September 30, 1998. This decrease in net income is due to a gain recognized on a land exchange and a gain on the sale of part interest in the Isle of Capri-Blackhawk that took place for the period ending September 1998.

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

         SUPPLIERS/THIRD-PARTY RELATIONSHIPS. UWIN has received verification from Isle of Capri, UWIN's banking and financial institutions, its stock transfer agent, and all third- party entities that are critical to UWIN's successful operation that their computerized systems are Year 2000-compliant and that they have or are in the process of instituting contingency plans in the event unforeseen Year 2000 matters arise. Because UWIN is unable to personally determine whether these entities are in fact Year 2000-compliant, UWIN cannot assure that these entities are Year 2000-compliant, and cannot assure that none of them will suffer from any Year 2000-related problems. Any serious Year 2000 problems with any of these critical entities could have a material effect on UWIN's business, financial condition, or results of operations.

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

ITEM 1 - LEGAL PROCEEDINGS

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


Date:    July 14, 2000