Form 10QSB/A
period 1999-12-31
NEVADA GOLD & CASINOS INC
filed 2000-07-14
CIK 277058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                               (Amendment No. 2)


         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended DECEMBER 31, 1999

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from ___________________ to ________________


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

This restatement has been made to reflect the restatement of the Company's consolidated financial statements to correct a gain recorded on the sale of Colorado real estate. This restatement amends Part I, Item 1 and Item 2 of our Quarterly Report on Form 10-QSB for the three and nine month periods ended December 31, 1999. The consolidated financial statements, and related footnotes and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been restated accordingly. (See Footnote 6.)

This restatement corrects and conforms the Company's reporting for this reporting period to appropriately reflect the accounting treatment included in the audited consolidated financial statements of our Annual Report on Form 10-KSB for the year ended March 31, 2000.

                          NEVADA GOLD & CASINOS, INC.
                                     INDEX


                                                                                                           PAGE NO.
                                                                                                           --------

PART I - FINANCIAL INFORMATION                                                                                 3

         ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets as of December 31, 1999 (restated), and March 31, 1999                                 3

         Statements of Operations for the Three Months Ended
                 December 31, 1999, and 1998                                                                   4

         Statements of Operations for the Nine Months Ended
                 December 31, 1999 (restated), and 1998                                                        5

         Statements of Cash Flows for the Nine Months Ended
                 December 31, 1999 (restated), and 1998                                                        6

         Notes to Interim Financial Statements                                                                 7

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                            11

PART II - OTHER INFORMATION                                                                                   13

ITEM 1 - LEGAL PROCEEDINGS                                                                                    13
ITEM 2 - CHANGES IN SECURITIES                                                                                13
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                                      14
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  14
ITEM 5 - OTHER INFORMATION                                                                                    14
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                                     14

SIGNATURES                                                                                                    14

EXHIBIT INDEX                                                                                                 14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                          NEVADA GOLD & CASINOS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              December 31,       March 31,
                                                                                  1999              1999
                                                                            ---------------    ---------------
                                                                               (Unaudited)         (Audited)
                                                                                (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $       141,852    $       161,234
Notes receivable                                                                    389,088            154,763
Other assets                                                                        125,346            153,315
                                                                            ---------------    ---------------
TOTAL CURRENT ASSETS                                                                656,286            469,312
                                                                            ---------------    ---------------
Isle of Capri Black Hawk, L.L.C.                                                    389,286                 --
Restaurant Connections International, Inc.                                               --                 --
Colorado Real Estate (Gold Mountain Development, L.L.C.)                          2,025,423          1,807,489
Mining Properties (Goldfield Resources, Inc.)                                       480,812            480,812
California Real Estate (Sunrise Land and Minerals, Inc.)                            371,750            371,750
Note receivable from affiliate                                                    1,000,000          1,306,547
Note receivable - other                                                             750,000                 --
Furniture, fixtures, and equipment, net of accumulated depreciation of
   $114,767 and $139,633 on March 31 and December 31, 1999, respectively             69,360             93,836
                                                                            ---------------    ---------------
TOTAL ASSETS                                                                $     5,742,917    $     4,529,746
                                                                            ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    $       128,224    $       102,494
Accrued interest payable                                                             90,271            125,993
Short-term notes payable                                                          2,332,098          1,735,000
Current portion of long term debt                                                    43,308             28,942
                                                                            ---------------    ---------------
TOTAL CURRENT LIABILITIES                                                         2,593,901          1,992,429
                                                                            ---------------    ---------------
LONG-TERM DEBT
Mortgages payable, net of current portion                                            21,808             38,731
Notes payable, net of current portion                                             1,011,556            508,240
                                                                            ---------------    ---------------
TOTAL LONG-TERM DEBT                                                              1,033,364            546,971
                                                                            ---------------    ---------------
TOTAL LIABILITIES                                                                 3,627,265          2,539,400
                                                                            ---------------    ---------------
STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 141,490 shares
   outstanding at March 31 and December 31, 1999                                  1,414,900          1,414,900
Common stock, $.12 par value, 20,000,000 shares authorized, 9,811,664 and
   10,152,058 shares outstanding at March 31 and December 31, 1999,
   respectively                                                                   1,217,847          1,177,400
Additional paid in capital                                                        9,295,383          8,695,495
Accumulated deficit prior to development stage (12/27/93)                        (2,296,077)        (2,296,077)
Accumulated deficit during development stage                                     (7,516,401)        (7,001,372)
                                                                            ---------------    ---------------
TOTAL STOCKHOLDERS' EQUITY                                                        2,115,652          1,990,346
                                                                            ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     5,742,917    $     4,529,746
                                                                            ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   Three Months Ended
                                                       December 31
                                                  1999              1998
                                             --------------    --------------
REVENUES
Royalty income                               $        9,000    $        6,000
Interest income                                      53,798                --
Other income                                         22,651            25,317
                                             --------------    --------------
TOTAL REVENUES                                       85,449            31,317
                                             --------------    --------------
EXPENSES
General and administrative                           76,822           106,061
Interest expense                                    107,437            54,587
Salaries                                             96,788            93,722
Legal and professional fees                         154,098            94,288
Other                                                 8,878            16,193
                                             --------------    --------------
TOTAL EXPENSES                                      444,023           364,851
                                             --------------    --------------
EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI
   BLACK HAWK                                       389,286          (118,709)
EQUITY IN EARNINGS (LOSS) OF RCI                    (12,613)               --
                                             --------------    --------------
NET INCOME (LOSS)                            $       18,099    $     (452,243)
                                             ==============    ==============
PER SHARE INFORMATION
Net income (loss)                            $       18,099    $     (452,243)
Preferred stock dividends accumulated               (42,796)          (36,747)
                                             --------------    --------------
Loss available to common stockholders        $      (24,697)   $     (488,990)
                                             ==============    ==============
Weighted average number of common
   shares outstanding                            10,104,892         9,444,608
                                             ==============    ==============
Net loss per common share                    $         0.00    $        (0.05)
                                             ==============    ==============




   The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    Nine Months Ended              Cumulative Amounts
                                                        December 31                During Development
                                                  1999               1998        Stage (Since 12/27/93)
                                             ---------------    ---------------  ----------------------
                                               (Restated)                              (Restated)
REVENUES
Royalty income                               $        23,000    $        10,000     $       258,000
Gain on sale-part interest Isle of Capri
   Black Hawk                                             --            147,851             282,967
Gain on sale of Colorado Real Estate                      --            197,304             197,304
Interest income                                      163,192              9,704             249,885
Other income                                          43,717             25,317             549,090
                                             ---------------    ---------------     ---------------
TOTAL REVENUES                                       229,909            390,176           1,537,246
                                             ---------------    ---------------     ---------------
EXPENSES
General and administrative                           227,224            311,404           2,361,466
Interest expense                                     253,915            154,482           1,179,085
Salaries                                             266,128            225,125           1,105,360
Legal and professional fees                          319,800            243,210           2,536,643
Other                                                 36,783             47,039             520,137
                                             ---------------    ---------------     ---------------
TOTAL EXPENSES                                     1,103,850            981,260           7,702,691
                                             ---------------    ---------------     ---------------
EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI
   BLACK HAWK                                        389,286           (443,761)         (1,238,493)

EQUITY IN EARNINGS (LOSS) OF RCI                     (30,374)                --            (112,463)
                                             ---------------    ---------------     ---------------
NET LOSS                                     $      (515,029)   $    (1,034,845)    $    (7,516,401)
                                             ===============    ===============     ===============
PER SHARE INFORMATION
Net income (loss)                            $      (515,029)   $    (1,034,845)    $    (7,516,401)
Preferred stock dividends accumulated               (128,039)          (115,425)           (470,904)
                                             ---------------    ---------------     ---------------
Loss available to common stockholders        $      (643,068)   $    (1,150,270)    $    (7,987,305)
                                             ===============    ===============     ===============
Weighted average number of common
   shares outstanding                             10,001,728          9,444,608           7,532,348
                                             ===============    ===============     ===============
Net loss per common share                    $         (0.06)   $         (0.12)    $         (1.06)
                                             ===============    ===============     ===============




   The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             Nine Months Ended
                                                                 December 31                  Cumulative Amounts
                                                       ----------------------------------     During Development
                                                            1999               1998         Stage (Since 12/27/93)
                                                       ---------------    ---------------   ----------------------
                                                         (Restated)                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $      (515,029)   $    (1,034,845)    $    (7,516,401)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation                                                 24,866             24,835             130,827
   Equity in net income of Isle of Capri Black Hawk           (389,286)           443,761           1,238,493
   Equity in net loss of RCI                                    30,374                 --             112,463
   Consultant and investment banker option expense              74,047             78,445           1,096,020
   Gain on sale-part interest Isle of Capri
      Black Hawk                                                    --           (147,851)           (282,967)
   Gain on sale of Colorado real estate                             --                 --            (197,304)
   Other                                                            --                 --                 231
Changes in operating assets and liabilities:
   Other                                                      (702,522)          (811,382)           (634,085)
   Accounts payable and accrued liabilities                       (532)            79,764           1,316,875
                                                       ---------------    ---------------     ---------------
NET CASH USED IN OPERATING ACTIVITIES                       (1,478,082)        (1,367,273)         (4,735,848)
                                                       ---------------    ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate and assets held for development                    (12,934)          (556,301)         (1,562,539)
Purchase of furniture, fixtures, and equipment                    (390)            (3,659)            (55,303)
Proceeds from sale of part interest of Isle of
   Capri Black Hawk                                                 --                 --             833,334
Repurchase interest in Isle of Capri Black Hawk                     --                 --            (500,000)
Advances to RCI                                                     --                 --            (104,115)
Advances to affiliates                                         (18,836)                --          (1,525,654)
Proceeds on disposition of property                                 --                 --              45,746
                                                       ---------------    ---------------     ---------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (32,160)          (559,960)         (2,868,531)
                                                       ---------------    ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                           1,669,000          1,451,667           8,787,044
Common  stock issued for cash, net of
   offering costs                                              436,166            829,184           2,983,384
Fractional shares redeemed                                          --                 --                 (36)
Payments on debt                                              (614,306)          (418,748)         (4,326,948)
Salaries contributed by officers                                    --                 --               1,000
Prepaid stock subscription                                          --                 --             295,500
                                                       ---------------    ---------------     ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,490,860          1,862,103           7,739,944
                                                       ---------------    ---------------     ---------------
Net increase (decrease) in cash and cash equivalents           (19,382)           (65,130)            135,565
Beginning balance - cash and cash equivalents                  161,234            154,367               6,287
                                                       ---------------    ---------------     ---------------
Ending balance - cash and cash equivalents             $       141,852    $        89,237     $       141,852
                                                       ===============    ===============     ===============

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                              $       289,301    $        95,163     $       844,259
                                                       ---------------    ---------------     ---------------




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

2.       Summary of Significant Accounting Policies

         The interim financial statements have been prepared by UWIN without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended December 31, 1999, and 1998; (b) the results of operations for the nine months ended December 31, 1999 (restated), and 1998; (c) the financial position as of December 31, 1999 (restated); and (d) the cash flows for the nine month periods ended December 31, 1999 (restated), and 1998. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 31, 1999 (restated), has been derived from the consolidated financial statements that have not been audited by UWIN's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Regulation SB and do not contain certain information included in UWIN's annual financial statements and notes. The consolidated financial statements and notes included should be read in conjunction with the financial statements and notes included in UWIN's Annual Report on Form 10-KSB filed in July 1999.

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

The following is a summary of condensed financial information pertaining to the Isle of Capri Black Hawk:


                            ISLE OF CAPRI BLACK HAWK
                            CONDENSED BALANCE SHEET
                            AS OF DECEMBER 26, 1999


                                                                             (in thousands)
                      Current assets                                       $          13,955
                      Property and equipment                                          88,359
                      Other assets                                                     3,779
                                                                           -----------------
                      Total assets                                         $         106,093
                                                                           =================

                      Current liabilities                                  $          18,925
                      Long-term debt                                                  75,218
                      Members' equity                                                 11,950
                                                                           -----------------
                      Total liability and equity                           $         106,093
                                                                           =================

                            ISLE OF CAPRI BLACK HAWK
                           CONDENSED INCOME STATEMENT
                  FOR THE EIGHT MONTHS ENDED DECEMBER 26, 1999


                                                            (in thousands)
         Revenue:
         Casino                                           $          54,652
         Food, beverage, and other                                    7,164
                                                          -----------------
         Total revenue                                    $          61,816
                                                          =================
         Operating expenses:
         Casino                                           $           3,599
         Gaming taxes                                                10,823
         Food, beverage, and other                                   34,673
         Depreciation                                                 1,374
                                                          -----------------
         Total operating expenses                         $          50,469

         Operating income                                 $          11,347
         Interest expense, net                                       (7,185)
                                                          -----------------
         Net profit                                       $           4,162
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

                      NINE MONTHS ENDED DECEMBER 31, 1999

                                            Real        Restaurant
                            Gaming         Estate        Franchise       Mining        Other           Totals
                          -----------    -----------    -----------   -----------    -----------    -----------
Revenue                   $        --    $        --    $        --   $    23,000    $    43,717    $    66,717
Segment profit (loss)        (109,706)      (109,706)            --       (21,941)      (197,469)      (438,822)
Segment assets                389,286      2,397,173             --       480,812             --      3,267,271
Interest expense               91,523        161,865             --           527             --        253,915
Interest income                    --             --             --            --        163,192        163,192
Equity in income (loss)
   of equity investment       389,286             --        (30,374)           --             --        358,912


                      NINE MONTHS ENDED DECEMBER 31, 1998


                                            Real        Restaurant
                            Gaming         Estate        Franchise      Mining         Other           Totals
                          -----------    -----------    -----------   -----------    -----------    -----------
Revenue                   $   147,851    $   197,304    $        --   $    10,000    $    25,317    $   380,472
Segment profit (loss)        (147,771)      (147,771)            --       (29,554)      (265,988)      (591,084)
Segment assets                212,514      2,118,628             --       480,812             --      2,811,954
Interest expense               36,250         78,888             --           241         39,103        154,482
Interest income                    --             --             --            --          9,704          9,704
Equity in income (loss)
   of equity investment      (443,761)            --             --            --             --       (443,761)


Reconciliation of reportable segment assets to UWIN's consolidated totals as of December 31 are as follows:


         Assets                              1999        1998
         ------                           ----------   ----------
Total assets for reportable segments:     $3,267,271   $2,811,954
Cash not allocated to segments:              141,852       89,237
Other assets not allocated to segments:    2,333,794    1,214,005
                                          ----------   ----------
Consolidated total assets:                $5,742,917   $4,115,196
                                          ----------   ----------


6.       Restatement

         This restatement has been made to correct a gain recorded on the sale of Colorado real estate which occurred during the three months ended September 30, 1999. At December 31, 1999, the effect of the restatement reduced the value of Colorado Real Estate to $2,025,423 and increased the accumulated deficit during development stage to $7,516,401 and reduced total stockholders' equity to $2,115,652, from the amounts previously reported.

Total revenue for the nine months ended December 31, 1999 was corrected to eliminate the gain recorded on sale of Colorado Real Estate. The net loss was increased to a net loss of $515,029. The net loss available to common stockholders was increased to a net loss of $643,068 or $0.06 per share.

Total revenue included in the "Cumulative Amounts During Development Stage (since 12/27/93)" column of the Consolidated Statements of Operations was corrected to reduce the gain recorded on sale of Colorado Real

Estate to $197,304. The net loss was increased to a net loss of $7,516,401. The net loss available to common stockholders was increased to a net loss of $7,987,305 or $1.06 per share.

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

         Two of UWIN's wholly-owned subsidiaries currently own undeveloped real property recorded at a cost of $2,397,173 that is located in and around Black Hawk, Colorado, and in Nevada County, California. Another of UWIN's wholly-owned subsidiaries currently owns 149 patented mining claims and 321 unpatented lode mining claims situated in the Goldfield Mining District of Esmeralda and Nye Counties, Nevada. These mining claims are recorded at a cost of $480,812.

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

         Comparison of nine-month period ending December 31, 1999 and December 31, 1998

         REVENUES. Revenues decreased $160,267 for the nine-month period ended December 31, 1999, compared to the nine months ended December 31, 1998. The decrease in the current period is primarily attributable to a gain on the sale of part interest in the Isle of Capri-Blackhawk and a gain recorded on a land exchange, both recorded in the prior nine-month period ending December 1998.

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

         NET INCOME. Net loss for the nine months ended December 31, 1999, was $515,029, as compared to a net loss of $1,034,845 for the nine months ended December 31, 1998. This decrease in net loss is primarily due to UWIN's equity in earnings of Isle of Capri Black Hawk in the amount of $389,286 and interest income of $163,192.

Historical Cash Flows

         OPERATING ACTIVITIES. Cash used in operating activities during the nine months ended December 31, 1999, amounted to $1,478,082 as compared to $1,367,273 used for the nine month-period ending December 31, 1998.

         INVESTING ACTIVITIES. Cash used in investing activities during the nine months ended December 31, 1999, amounted to $32,160, as compared to $559,960 of cash used in investing activities for the nine months ended December 31, 1998. The current nine-month period amount relates primarily to advances to affiliates.

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

                  NEVADA GOLD & CASINOS, INC.


                  By:      /s/ H. Thomas Winn
                           ----------------------------
                           President


Date:    July 14, 2000