Form 10QSB
period 2000-06-30
NEVADA GOLD & CASINOS INC
filed 2000-08-14
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal period ended June 30, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from_______________________ to
     ___________________________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par
                                                            --------------------
Value $0.12 Per Share
---------------------


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No


     The number of common shares outstanding was 10,402,657 as of August 7, 2000.

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS........................................3

         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 AND
           MARCH 31, 2000.........................................................3

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           JUNE 30, 2000 AND 1999   ..............................................4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
           JUNE 30, 2000 AND 1999.................................................5

         NOTES TO UNAUDITED FINANCIAL STATEMENTS..................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................14


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ......................................................16
ITEM 2.  CHANGES IN SECURITIES...................................................16
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................17
ITEM 5.  OTHER INFORMATION.......................................................17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K.........................................17

                                     PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           Nevada Gold & Casinos, Inc.
                           Consolidated Balance Sheets

                                                                                    June 30,         March 31,
                                                                                      2000             2000
                                                                                  ------------      ------------
ASSETS                                                                             (Unaudited)        (Audited)
CURRENT ASSETS
Cash and cash equivalents                                                         $    186,373      $  1,489,735
Other assets                                                                           158,104           174,401
                                                                                  ------------      ------------
TOTAL CURRENT ASSETS                                                                   344,477         1,664,136
                                                                                  ------------      ------------

Isle of Capri Black Hawk, L.L.C                                                      3,702,706         2,299,076
Gold Mountain Development, L.L.C                                                     2,025,492         2,025,423
Goldfield Resources, Inc.                                                              480,812           480,812
Sunrise Land and Minerals, Inc.                                                        371,750           371,750
Blue Diamond Resorts, Inc.                                                           1,887,514           185,650
Note receivable from affiliate                                                       1,119,036         1,995,013
Note receivable - other                                                                908,480         1,032,161
Deferred loan issue costs                                                              225,818                --
Deferred Federal Income Tax asset                                                    1,803,186                --
Furniture, fixtures, and equipment, net of accumulated depreciation of
   $153,123 and $144,202 at June 30 and March 31, 2000, respectively                   102,736            85,149
                                                                                  ------------      ------------
TOTAL ASSETS                                                                      $ 12,972,007      $ 10,139,170
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                          $    284,868      $     30,999
Accrued interest payable                                                                58,423            21,157
Short term notes payable                                                             1,759,868         1,817,999
Current portion of long term debt                                                       45,284            47,378
                                                                                  ------------      ------------
TOTAL CURRENT LIABILITIES                                                            2,148,443         1,917,533
                                                                                  ------------      ------------
LONG TERM DEBT
Mortgages payable, net of current portion                                               15,534            17,258
Notes payable, net of current portion                                                5,845,589         4,449,334
                                                                                  ------------      ------------
TOTAL LONG TERM DEBT                                                                 5,861,123         4,466,592
                                                                                  ------------      ------------

TOTAL LIABILITIES                                                                    8,009,566         6,384,125
                                                                                  ------------      ------------
STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 0 shares
outstanding at June 30 and 141,490 shares outstanding at March 31, 2000                     --         1,414,900
Common stock, $0.12 par value, 20,000,000 shares authorized, 10,399,323
and 10,341,040 shares outstanding at June 30 and March 31, 2000, respectively        1,247,919         1,240,924
Additional paid in capital                                                           9,358,038         9,599,940
Accumulated deficit                                                                 (5,643,516)       (8,500,719)
                                                                                  ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                           4,962,441         3,755,045
                                                                                  ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 12,972,007      $ 10,139,170
                                                                                  ============      ============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              June 30,
                                                   ------------------------------
                                                       2000              1999
                                                   ------------      ------------
REVENUES
Royalty income                                     $      9,000      $      6,000
Interest income                                         102,816            52,526
Other income                                             21,897            10,000
                                                   ------------      ------------

TOTAL REVENUES                                          133,713            68,526
                                                   ------------      ------------

EXPENSES
General and administrative                               66,152            68,418
Interest expense                                        200,269            74,401
Salaries                                                118,994            85,231
Legal and professional fees                              80,118            59,746
Other                                                    11,527             9,046
                                                   ------------      ------------

TOTAL EXPENSES                                          477,060           296,842
                                                   ------------      ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK        1,403,630                --
EQUITY IN EARNINGS (LOSS) OF RCI                         (6,266)          (36,337)
                                                   ------------      ------------
Net Income (Loss) before Federal Income tax
(provision) benefit                                   1,054,017          (264,653)

Federal Income tax (provision) benefit                1,803,186                --
                                                   ------------      ------------

NET INCOME (LOSS)                                  $  2,857,203      $   (264,653)
                                                   ============      ============

PER SHARE INFORMATION
Net income (loss)                                  $  2,857,203      $   (264,653)
Preferred stock dividends accumulated                        --           (42,447)
                                                   ------------      ------------

Net income (loss) per common share                 $  2,857,203      $   (307,100)
                                                   ============      ============
Weighted average number of common shares
   Outstanding                                       10,354,210         9,875,670
                                                   ============      ============

Net income (loss) per common share, basic and
diluted                                            $        .28      $       (.03)
                                                   ============      ============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                 2000            1999
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $ 2,857,203      $  (264,653)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation                                                     8,921            8,319
  Equity in earnings of Isle of Capri Black Hawk              (1,403,630)              --
  Equity in loss of RCI                                            6,266           36,337
  Consultant and investment banker option expense                  1,763           22,545
   Deferred Federal Income tax asset                          (1,803,186)
 Changes in operating assets and liabilities:
  Other                                                         (272,766)         (11,125)
  Accounts payable and accrued liabilities                       291,135           10,384
                                                             -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                           (314,294)        (198,193)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and assets held for development      (1,713,997)           1,206
Purchase of furniture, fixtures, and equipment                    (7,033)            (390)
Note receivable - other                                          123,681               --
Note receivable from an affiliates                              (822,000)         (87,444)
                                                             -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                         (2,419,349)         (86,628)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                             1,386,590           39,000
Common stock issued for cash, net of offering costs              115,450          233,948
Payments on debt                                                 (71,759)        (106,908)
                                                             -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,430,281          166,040
                                                             -----------      -----------

Net increase (decrease) in cash                               (1,303,362)        (118,781)
Beginning cash balance                                         1,489,735          161,234
                                                             -----------      -----------
Ending cash balance                                          $   186,373      $    42,453
                                                             ===========      ===========

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                       $   145,340      $    54,507
                                                             -----------      -----------


   The accompanying notes are an integral part of these financial statements.

NOTE 1. BUSINESS

     Nevada Gold & Casinos, Inc., which currently trades on the Boston Stock Exchange under the ticker symbol "UWN" and Over-the-Counter Bulletin Board under the ticker symbol "UWIN" (referred to herein as "UWIN"), has since 1993 developed its business in the areas of gaming, real estate development, and restaurant franchise operations. Prior to March 31, 2000 UWIN was in the development stage.

     In June 1997, UWIN and Isle of Capri Casinos, Inc. ("Isle") (then known as Casino America, Inc.), through wholly owned subsidiaries, BlackHawk Gold, Ltd. ("BHG"), and Casino America of Colorado, Inc. ("CAC"), respectively, entered in to a joint venture, the Isle of Capri-Black Hawk, L.L.C. ("IC-BH"). The purpose of the joint venture was the construction and operation of the IC-BH Casino (the "Casino") and a hotel on the Black Hawk Property. The Casino opened for business on December 30, 1998, and Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN's total current ownership interest in IC-BH is 43%.

     A $29 million 237-room hotel on top of the Casino commenced operations in July 2000 and was completed in August 2000.

     In addition, UWIN and/or its subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

     UWIN's internally generated cash flows from operations have historically been insufficient for its cash needs and it has historically relied upon equity and debt financing to fund operations. UWIN anticipates its portion of available cash flow from IC-BH will be sufficient to fund its needs. However, UWIN cannot assure that its portion of the cash flow from the IC-BH will be sufficient to fund its working capital requirements. In that event, management intends to raise additional funds through the sale of debt and equity securities. In the event such capital resources are not available to UWIN, operations may be curtailed.

     UWIN and its venture partner, Isle, developed the Casino, which commenced operations in December 1998; however, UWIN cannot assure that the Casino will continue to be successful. The ownership and operation of gaming facilities are subject to extensive state and local regulation. UWIN cannot assure that it or Isle will be able to continue to comply or conduct business in accordance with the applicable regulations. The long-term viability of UWIN is dependent upon the continued successful operation of the Casino and hotel on top of the Casino.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements included herein have been prepared by UWIN, without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that all disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with UWIN's audited consolidated financial statements included in UWIN's Annual Report on Form 10-KSB for the year ended March 31, 2000.

     CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

     MINING PROPERTIES AND CLAIMS - Historically, UWIN capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. UWIN carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At June 30, 2000, and March 31, 2000, management believes the net realizable value of the mineral reserves is in excess of UWIN's cost in the claims.

     REAL ESTATE HELD FOR DEVELOPMENT. - Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado, Nevada County, California, and Wellesley Island, New York. UWIN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

     NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date for implementation of SFAS No. 133 for one year making SFAS No. 133 effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. UWIN has not quantified the impact, if any, of adoption on its financial statements or the date it intends to adopt. Earlier application of SFAS No. 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of SFAS No. 137.

     FURNITURE, FIXTURES, AND EQUIPMENT - UWIN depreciates furniture, fixtures, and equipment over their estimated useful lives, ranging from two to seven years, using the straight-line method. Expenditures for furniture, fixtures, and equipment are capitalized at cost. When items are retired or otherwise disposed of, a gain or (loss) is recorded for the difference between net book value and proceeds realized on the property. Ordinary maintenance and repairs are charged to expense, and replacements and betterments are capitalized.

     INCOME TAXES - UWIN accounts for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.

     INCOME (LOSS) PER SHARE DATA - UWIN has implemented SFAS No. 128 - "Earnings per Share" which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the "treasury stock method" and for convertible debt securities using the "if converted method".

     STOCK-BASED COMPENSATION - UWIN has adopted SFAS No. 123 - "Accounting for Stock Based Compensation". Under SFAS No. 123, UWIN is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board, ("APB") No. 25 "Accounting for Stock Issued to Employees", and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. UWIN elected to continue following APB No. 25.

     BASIS OF PRESENTATION - These financial statements are consolidated for all wholly owned subsidiaries as of June 30 and March 31, 2000. Affiliated companies in which UWIN does not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements. Prior to March 31, 2000 UWIN was in the development stage.

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

NOTE 3. ISLE OF CAPRI BLACK HAWK

     In April 1997, UWIN and Isle, through wholly owned subsidiaries, BHG and CAC, respectively, formed IC-BH. The purpose of IC-BH was the construction and operation of the Casino and a hotel on the Black Hawk property. The Casino opened for business on December 30, 1998, the hotel opened on July 23, 2000. The Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

     The Casino is financed by $75 million in 13% First Mortgage Notes due 2004. The $29 million hotel on top of the Casino is financed by (i) cash flows from the Casino, (ii) a $5 million dollar loan from Isle, (iii) up to a $5 million payment in kind loan, and (iv) equity contributions from the joint venture partners for any difference. As of June 30, 2000, $15,574,000 has been funded from the Casino's cash flows, $5,000,000 from the loan from Isle, and $750,000 from the $5 million payment in kind loan.

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

     UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's period ended June 30, 2000, IC-BH's undistributed earnings allocable to UWIN through July 30, 2000 totaled $1,403,630. UWIN's basis in the project through July 30, 2000 is $3,702,706.

     The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal quarter ended July 30, 2000:

                        Isle of Capri Black Hawk, L.L.C.
                             Condensed Balance Sheet
                               as of July 30, 2000


                                       (In thousands)

Current assets                            $ 10,819
Property and equipment (net)               104,095
Other assets                                 3,458
                                          --------
Total assets                              $118,372
                                          ========

Current liabilities                       $ 23,716
Long-term debt                              75,000
Members' equity                             19,656
                                          --------
Total liabilities and members' equity     $118,372
                                          ========


                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statement
                    For the three months ended July 30, 2000


                                        (In thousands)
Revenue:
Casino                                    $ 24,458
Rooms                                           64
Food, beverage, and other                    3,364
                                          --------
     Total revenue                          27,886

Operating expenses:
Casino                                    $  1,684
Gaming taxes                                 4,803
Rooms                                           85
Food, beverage, and other                    2,372
Other operating expense                     12,763
                                          --------
    Total operating expenses                21,707

Earnings from Operations                     6,179
                                          --------

Interest expense, net                       (2,337)
Depreciation                                  (574)
                                          --------

Net income                                $  3,268
                                          ========

Differences in UWIN's carrying value of its investment in IC-BH and its equity interest in IC-BH are primarily due to the fact that UWIN originally contributed appreciated property which was initially recorded by IC-BH at its fair market value while UWIN continued to carry the property at its original cost basis.

NOTE 4. REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

     UWIN, through its wholly owned subsidiary, Gold Mountain Development, L.L.C. ("GMD"), owns approximately 240 acres of real property in the vicinity of Black Hawk, Colorado.

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

     In April 2000 UWIN's wholly owned subsidiary, Blue Diamond Resorts, Inc., purchased over 800 acres on Wellesley Island in New York State for a purchase price of approximately $1,802,000. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway between the borders of the United States and Canada. The eight-mile long island has for many years capitalized on increased domestic and international traffic that frequents this historic tourist destination. UWIN is conducting a feasibility study of the real estate for development of a master-planned resort community, which covers roughly 10 percent of the island. The potential exists for an Indian-based casino in the area, the successful accomplishment of which cannot be accurately predicted due to numerous requirements for local, state and governmental approvals.

     Sunrise Land and Minerals Corporation ("Sunrise") owns 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise has been inactive since its acquisition in 1995.

NOTE 5. RESTAURANT CONNECTIONS INTERNATIONAL, INC.

     In August 1998, Restaurant Connections International, Inc. ("RCI"), was formed with UWIN as a founding shareholder. UWIN currently owns an approximate 30% interest in RCI. In December 1998, RCI purchased the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 18 Pizza Hut restaurants and one KFC restaurant in Sao Paulo. Subsequently the KFC restaurant was converted into a Pizza Hut restaurant. The President and Chairman of RCI is James Wong, who was elected a Director of UWIN in March 1999.

     UWIN's ownership of RCI is being accounted for using the equity method of accounting. UWIN's investment in RCI is stated at cost, adjusted for its equity in the undistributed earnings or losses of RCI. During UWIN's period ended June 30, 2000, RCI's undistributed losses allocable to UWIN through March 31, 2000 totaled $665,054. In accordance with the equity method of accounting, UWIN's investment account balance was reduced to zero and the remaining allocated loss of $642,654 is not reflected in the financial statements.

NOTE 6. MINING PROPERTIES AND CLAIMS

     In June 1998, Goldfield Resources, Inc. ("Goldfield"), was organized as a wholly owned subsidiary of UWIN. The Board of Directors approved the transfer of UWIN's land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 acres, to Goldfield in exchange for shares of common stock of Goldfield. Goldfield is not directly involved in mining operations. In August 1998, Goldfield secured a mining lease for its properties with Romarco Nevada, Inc., and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

NOTE 7. FEDERAL INCOME TAXES

     UWIN has available net operating loss carryforwards ("NOL's") amounting to $7,347,104. A valuation allowance was previously recorded equal to the net deferred tax asset since management of UWIN believed sufficient uncertainty existed regarding the realizability of these NOL's resulting from UWIN's history of operating losses, it's ability to generate taxable income within the net operating loss carryforward period and limitations imposed as a result of a change in it's ownership occurring in 1994. No income tax expense or benefit was recorded for the year ended March 31, 2000.

Although UWIN has a history of prior losses, those losses were primarily accumulated during its development stage. Based upon further analysis of the limitations and expirations of the NOL's and current earnings and future income projections of IC-BH, management of UWIN believes that it is more likely than not that the benefits of the NOL's will be realized. As a result, the valuation allowance was reduced and a net deferred tax asset of $1,803,186 and federal income tax benefit of $1,803,186 was recorded during the period ended June 30, 2000.

NOTE 8. SEGMENT REPORTING

     During the year ended March 31, 1999, UWIN adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

     UWIN operates in four business segments (i) gaming, (ii) restaurant franchises, (iii) mining properties and claims, and (iv) real estate development. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado. The real estate segment involves the development of master-planned residential and commercial property project adjacent to Black Hawk, Colorado and another at Wellesley Island, New York. The restaurant franchise segment involves an ownership interest in Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of its property and retaining a royalty interest under the lease.

     Summarized financial information concerning UWIN's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and other miscellaneous profit
(loss) income and expense not allocated to reportable segments.

                                                  Real          Restaurant
                               Gaming            Estate         Franchises         Mining           Other            Totals
                              -----------      -----------      -----------      -----------      -----------      -----------
Revenue                       $        --      $        --      $        --      $     9,000      $    21,897      $    30,897
Segment profit (loss)            (101,626)        (163,923)              --          (19,583)         (58,214)        (343,347)
Segment assets                  3,702,706        4,277,256               --          480,812               --        8,460,774
Interest expense                       --           51,436               --              375          148,458          200,269
Interest income                        --               --               --               --          102,816          102,816
Equity in earnings (loss)
   of equity investment         1,403,630               --           (6,266)              --               --        1,397,364


                                                  Real          Restaurant
                                Gaming           Estate         Franchises         Mining            Other           Totals
                              -----------      -----------      -----------      -----------      -----------      -----------
Revenue                       $      --     $        --      $        --      $     6,000      $    10,000      $    16,000
Segment profit (loss)           (57,079)        (57,079)              --          (11,416)        (102,742)        (228,316)
Segment assets                       --       2,178,033               --          480,812               --        2,658,845
Interest expense                     --          55,225               --              200           18,976           74,401
Interest income                      --              --               --               --           52,526           52,526
Equity in earnings (loss)
   of equity investment              --              --          (36,337)              --               --          (36,337)


Reconciliation of reportable segment assets to UWIN's consolidated totals are as follows:

                                                                 JUNE 30,
                                                         -----------------------
                                                             2000         1999
                                                         -----------  ----------
Assets

Total assets for reportable segments                      $8,460,774  $2,658,845
Cash not allocated to segments                               186,373      42,453
Notes receivable not allocated to segments                        --     132,738
Furniture, fixtures, & equipment not allocated to
   segments                                                  102,736      85,907
Other assets not allocated to segments                     4,222,124   1,534,286
                                                         -----------  ----------

Total assets                                             $12,972,007  $4,454,229
                                                         ===========  ==========

Reconciliation of reportable segment revenues to UWIN's consolidated totals are as follows:

                                                                JUNE 30,
                                                         ---------------------
                                                           2000         1999
                                                         --------     --------
Revenue

Total revenue for reportable segments                    $ 30,897     $ 16,000
Interest income not allocated to reportable segments      102,816       52,526
                                                         --------     --------

Total revenue                                            $133,713     $ 68,526
                                                         ========     ========

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

General

     UWIN is primarily engaged in gaming, real estate development, and restaurant franchise operations. UWIN reported net income of $2,857,203 for the three months ended June 30, 2000 compared to a net loss of $264,653 for the three months June 30, 1999.

     UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in the joint venture is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's period ended June 30, 2000, IC-BH's income allocable to UWIN through July 31, 2000, IC-BH's quarter end, totaled $1,403,630. UWIN's basis in the project through July 31, 2000 is $ 3,702,706.

     Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, Wellesley Island, New York, and Nevada County, California. UWIN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

Results of Operations

     Comparison of three months ended June 30, 2000 and 1999

     REVENUES. Revenues increased $65,187, to $133,713 for the three months ended June 30, 2000, compared to $68,526 for the three months ended June 30, 1999. The increase in current revenues is attributable to monthly lease payments from the Remarco Nevada, Inc., lease with Goldfield Resources, Inc., interest income on loans and proceeds from a claim settlement.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $2,266 to $66,152 for the three months ended June 30, 2000, as compared to the same period in the prior year. The decrease is primarily attributable to a reduction in travel and telephone expenses.

     INTEREST EXPENSE. Interest expense increased $125,868, to $200,269 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase is due to an increase in long-term notes.

     SALARIES. Salaries increased $33,763, to $118,994 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase is primarily attributable to an expansion in staffing and salary increases for existing staff.

     LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased $20,372, to $80,118 for the three months ended June 30, 2000, as compared to the same period in the prior year. The increase is primarily due to an increase in consulting services.

     OTHER EXPENSES. Other expenses increased $2,481, to $11,527 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase was due primarily to an increase in postage and insurance expense.

     NET INCOME (LOSS). UWIN reported net income of $2,857,203 for the three months ended June 30, 2000, as compared to a net loss of $264,653 for the three month ended June 30, 1999. This increase is the result of UWIN reporting equity in earnings from IC-BH in the amount of $1,403,630 during 2000 and recognition of a deferred tax benefit of $1,803,186 based upon projected earnings available to utilize NOL's prior to their expiration.

Liquidity and Capital Resources

     OPERATING ACTIVITIES. Cash used in operating activities for the three months ended June 30, 2000 amounted to $314,294, an increase of $116,101 over the $198,193 of cash used in operating activities for the three months ended June 30, 1999.

     INVESTING ACTIVITIES. Cash used in investing activities during the three months ended June 30, 2000 amounted to $2,419,349, an increase of $2,332,721 over the $86,628 of cash used in investing activities for the three months ended June 30, 1999.

     FINANCING ACTIVITIES. UWIN has financed its operating and investing activities primarily from the proceeds of private placements of its common stock and through debt. During the three months ended June 30, 2000 UWIN received $115,450 from cash sales of its common stock, a decrease of $118,498 compared to the $233,948 received from cash sales of common stock for the same period in the previous year. During the three months ended June 30, 2000 UWIN received proceeds of $1,386,950 from debt, an increase of $1,347,590, over the $39,000 received from proceeds of debt for the same period in the previous year. During the three months ended June 30, 2000, UWIN expended $71,759 for payments on outstanding debt, a decrease of $35,149, over the $106,908 expended for payments on outstanding debt for the period ended June 30, 1999.

     During the quarter ended June 30, 2000 UWIN redeemed the 141,490 shares of 12% cumulative preferred stock issued to CCH and Aaminex Capital Corp. The $1,414,900 carrying amount of the preferred shares, plus accrued but unpaid dividends of $352,120 were satisfied in exchange for reductions of amounts due from affiliates.

     At June 30, 2000, UWIN had a cash balance of $186,374 and short-term notes payable of $1,759,868 of which $1,600,000 matures in August 2000. UWIN is in the process of extending the maturity dates.

     UWIN entered into a $7 million credit facility in December 1999 and is entitled to draw down available funds upon five days written notice, which indebtedness will bear interest at 11% per annum, with principal maturing on December 24, 2004. As of June 30, 2000, UWIN has drawn down a total of $5,750,000, leaving $1,250,000 available for future borrowings.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     UWIN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

ITEM 2. CHANGES IN SECURITIES

     The following stock issuances occurred between April 1 and June 30, 2000. Each issuance was exempt from registration pursuant to Section 4(2) and/or Regulation D under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in the offering and no commissions were paid.

     UWIN issued 783 shares of common stock to one accredited investor for services, with those shares having an aggregate value of $1,763.

     UWIN issued 7,500 shares of common stock to one investor for the exercise of options in the amount of $15,450.

     UWIN issued 50,000 shares of common stock to two investors for an aggregate purchase price of $100,000.

     UWIN redeemed the 141,490 shares of 12% cumulative preferred stock issued to CCH and Aaminex Capital Corp. The $1,414,900 carrying amount of the preferred shares, plus accrued but unpaid dividends of $352,120 were satisfied in exchange for reductions of amounts due from affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*3.1    -  Articles of Incorporation

*3.1a   -  Amendment to Articles of Incorporation

*3.2    -  Bylaws

*4.1    -  Deed of Trust

*4.2    -  Master Secured Note

*4.3    -  Note Participation Agreement

*10.2   -  Operating Agreement of Isle of Capri - Black Hawk, L.L.C.

*10.3   -  Amended and Restated Operating Agreement of
           Isle of Capri Black Hawk, L.L.C.

*10.4   -  Members Agreement

*10.5   -  License Agreement

*23.1   -  Consent of Pannell Kerr Forster of Texas, P.C.

 27     -  Financial Data Schedule

----------

* Previously filed

(b)  Reports on Form 8-K

None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.
---------------------------


By: /s/ H. Thomas Winn
---------------------------
H. Thomas Winn, President

Date: August 14, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
*3.1      -    Articles of Incorporation

*3.1a     -    Amendment to Articles of Incorporation

*3.2      -    Bylaws

*4.1      -    Deed of Trust

*4.2      -    Master Secured Note

*4.3      -    Note Participation Agreement

*10.2     -    Operating Agreement of Isle of Capri - Black Hawk, L.L.C.

*10.3     -    Amended and Restated Operating Agreement of
               Isle of Capri Black Hawk, L.L.C.

*10.4     -    Members Agreement

*10.5     -    License Agreement

*23.1     -    Consent of Pannell Kerr Forster of Texas, P.C.

 27       -    Financial Data Schedule

----------

* Previously filed