Form 10QSB
period 2000-09-30
NEVADA GOLD & CASINOS INC
filed 2000-11-14
CIK 277058

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the fiscal period ended September 30, 2000

         [  ] Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

         For the transition period from__________________ to ___________________

                          Commission file number 0-8927

                           NEVADA GOLD & CASINOS, INC.

                 (Name of small business issuer in its charter)

               Nevada                                 88-0142032
(State or other jurisdiction of                IRS Employer Identification No.)
Incorporation or organization)

3040 Post Oak Blvd.
Suite 675  Houston, Texas                                     77056
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.12 Per Share
---------------------------------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No

         The number of common shares outstanding was 10,459,157 as of October 25, 2000.


================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS....................................3

          BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND
           MARCH 31, 2000......................................................3

          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           SEPTEMBER 30, 2000 AND 1999.........................................4

          STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
           SEPTEMBER 30, 2000 AND 1999   ......................................5

          STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
           SEPTEMBER 30, 2000 AND 1999.........................................6

          NOTES TO UNAUDITED FINANCIAL STATEMENTS..............................7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................15


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ..................................................18
ITEM 2.   CHANGES IN SECURITIES...............................................18
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES  ...................................18
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................18
ITEM 5.   OTHER INFORMATION...................................................19
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K.....................................19

                                     PART I

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                                 Nevada Gold & Casinos, Inc.
                                 Consolidated Balance Sheets


                                                                                      September 30,          March 31,
                                                                                          2000                 2000
                                                                                    ------------------    ----------------
ASSETS                                                                                 (Unaudited)           (Audited)
CURRENT ASSETS

Cash and cash equivalents                                                           $         185,096    $      1,489,735
Other assets                                                                                  119,620             174,401
                                                                                    ------------------    ----------------
 OTAL CURRENT ASSETS                                                                          304,716           1,664,136
                                                                                    ------------------    ----------------

Isle of Capri Black Hawk, L.L.C.                                                            5,257,845           2,299,076
Gold Mountain Development, L.L.C.                                                           2,110,349           2,025,423
Goldfield Resources, Inc.                                                                     480,812             480,812
Sunrise Land and Minerals, Inc.                                                               371,750             371,750
Blue Diamond Resorts, Inc.                                                                  2,030,459             185,650
Note receivable from affiliate                                                              1,421,766           1,995,013
Note receivable - other                                                                       848,887           1,032,161
Deferred loan issue costs                                                                     251,592                   -
Deferred Federal Income Tax asset                                                           1,484,593                   -
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $162,809 and $144,202 at September 30 and March 31, 2000, respectively                        93,329              85,149
                                                                                    ------------------    ----------------
TOTAL ASSETS                                                                        $      14,656,098     $     10,139,170
                                                                                    ==================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities                                            $         101,003      $       30,999
Accrued interest payable                                                                       89,090              21,157
Short term notes payable                                                                    1,715,000           1,817,999
Current portion of long term debt                                                              36,993              47,378
                                                                                    ------------------    ----------------
TOTAL CURRENT LIABILITIES                                                                   1,942,086           1,917,533
                                                                                    ------------------    ----------------
LONG TERM DEBT
Mortgages payable, net of current portion                                                      14,091              17,258
Notes payable, net of current portion                                                       6,840,110           4,449,334
                                                                                    ------------------    ----------------
TOTAL LONG TERM DEBT                                                                        6,854,201           4,466,592
                                                                                    ------------------    ----------------
TOTAL LIABILITIES                                                                           8,796,287           6,384,125
                                                                                    ------------------    ----------------
STOCKHOLDERS' EQUITY

Preferred stock, $10 par value,  500,000 shares  authorized,  0 and 141,490 shares
outstanding at September 30 and March 31, 2000, respectively                                       -            1,414,900
Common  stock,  $0.12 par value,  20,000,000  shares  authorized,  10,402,323  and
10,341,040 shares outstanding at September 30 and March 31, 2000, respectively
                                                                                            1,248,279           1,240,924
Additional paid in capital                                                                  9,363,858           9,599,940
Accumulated deficit                                                                       (4,752,326)         (8,500,719)
                                                                                    ------------------    ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                  5,859,811           3,755,045
                                                                                    ------------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $      14,656,098     $     10,139,170
                                                                                    ==================    ================

  The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                   Three Months Ended
                                                                                      September 30,
                                                                        -----------------------------------------
                                                                            2000                        1999
                                                                        ------------               -------------

REVENUES
Royalty income                                                         $       9,000               $        8,000
Interest income                                                               70,188                       56,868
Other income                                                                  37,679                       11,065
                                                                        ------------                -------------
TOTAL REVENUES                                                               116,867                       75,933
                                                                        ------------                -------------
EXPENSES
General and administrative                                                    85,878                       81,984
Interest expense                                                             154,166                       72,077
Salaries                                                                     139,987                       84,109
Legal and professional fees                                                   96,510                      105,957
Other                                                                         14,355                       18,859
                                                                        ------------                -------------
TOTAL EXPENSES                                                               490,896                      362,986
                                                                        ------------                -------------
EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK                             1,555,139                            -
EQUITY IN EARNINGS OF RCI                                                     28,673                       18,576
                                                                        ------------                -------------
Net Income (loss) before Federal Income tax (provision) benefit            1,209,783                     (268,477)
Federal Income tax provision                                                 318,593                            -
                                                                        ------------               --------------
NET INCOME (LOSS)                                                       $    891,190               $     (268,477)
                                                                        ============               ==============
PER SHARE INFORMATION
Net income (loss)                                                       $    891,190               $     (268,477)
Preferred stock dividends accumulated                                              -                      (42,796)
                                                                        ------------                -------------
Net income (loss) per common share                                      $    891,190               $     (311,273)
                                                                        ============               ==============
Weighted average number of common shares Outstanding                      10,400,530                    9,935,592
                                                                        ============                =============
Net income (loss) per common share, basic and diluted                   $       0.09                $       (0.03)
                                                                        ============                =============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                    Six Months Ended
                                                                                     September 30,
                                                                        ------------------------------------------
                                                                            2000                        1999
                                                                        ------------                -------------

REVENUES
Royalty income                                                          $     18,000                $      14,000
Interest income                                                              173,004                      109,394
Other income                                                                  59,576                       21,065
                                                                        ------------                -------------
TOTAL REVENUES                                                               250,580                      144,459
                                                                        ------------                -------------
EXPENSES
General and administrative                                                   152,030                      150,402
Interest expense                                                             354,436                      146,478
Salaries                                                                     258,982                      169,340
Legal and professional fees                                                  176,627                      165,702
Other                                                                         25,881                       27,905
                                                                        ------------                -------------
TOTAL EXPENSES                                                               967,956                      659,827
                                                                        ------------                -------------
EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK                             2,958,769                            -
EQUITY IN EARNINGS (LOSS) OF RCI                                              22,407                      (17,761)
                                                                        ------------                -------------
Net Income (loss) before Federal Income tax (provision)
benefit                                                                    2,263,800                     (533,129)

Federal Income tax (provision) benefit                                     1,484,593                        -
                                                                        ------------                -------------
NET INCOME (LOSS)                                                       $  3,748,393                $    (533,129)
                                                                        ============                =============
PER SHARE INFORMATION
Net income (loss)                                                       $  3,748,393                $    (533,129)
Preferred stock dividends accumulated                                              -                      (85,243)
                                                                        ------------                -------------
Net income (loss) per common share                                      $  3,748,393                $    (618,372)
                                                                        ============                =============
Weighted average number of common shares Outstanding                      10,385,179                    9,905,960
                                                                        ============                =============
Net income (loss) per common share, basic and diluted                   $       0.36                $       (0.06)
                                                                        =============               =============


The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                       September 30,
                                                                       -----------------------------------------------
                                                                              2000                        1999
                                                                       -----------------            ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                      $       3,748,393            $      (533,129)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation                                                                    18,607                     16,703
  Equity in earnings of Isle of Capri Black Hawk                              (2,958,769)                         -
  Equity in earnings (loss) of RCI                                               (22,407)                    17,761
  Consultant and investment banker option expense                                  1,763                     44,796
  Deferred Federal Income tax asset                                           (1,484,593)                         -
Changes in operating assets and liabilities:
  Other                                                                         (230,613)                   (11,125)
  Accounts payable and accrued liabilities                                       137,936                    129,149
                                                                       -----------------            ---------------
NET CASH USED IN OPERATING ACTIVITIES                                           (789,683)                  (335,845)
                                                                       -----------------            ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and assets held for development                      (1,942,568)                   (10,903)
Purchase of furniture, fixtures, and equipment                                    (7,312)                      (390)
Note receivable - other                                                           183,274                         -
Note receivable from an affiliate                                             (1,124,730)                  (105,603)
                                                                       -----------------            ---------------
NET CASH USED IN INVESTING ACTIVITIES                                         (2,891,336)                  (116,896)
                                                                       -----------------            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                             2,386,590                    169,000
Common stock issued for cash, net of offering costs                              121,630                    287,873
Payments on debt                                                                (131,840)                  (111,769)
                                                                       -----------------            ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      2,376,380                    345,104
                                                                       -----------------            ---------------
Net increase (decrease) in cash                                               (1,304,639)                  (107,637)
Beginning cash balance                                                         1,489,735                    161,234
                                                                       -----------------            ---------------
Ending cash balance                                                    $         185,096            $        53,597
                                                                       =================            ===============
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                                 $         218,058            $        90,897
                                                                       -----------------            ---------------


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

         The $29 million luxury 237-room hotel addition built on top of the Casino and parking garage was completed in August 2000.

         In addition, UWIN and/or its subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

         UWIN's internally generated cash flows from operations have historically been insufficient for its cash needs and it has historically relied upon equity and debt financing to fund operations. Management will continue to rely on external financing coupled with any cash distributions from IC-BH to fund its working capital needs. In the event such capital resources are not available to UWIN, operations may be curtailed.

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

         MINING PROPERTIES AND CLAIMS - Historically, UWIN capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. UWIN carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At September 30, 2000, and March 31, 2000, management believes the net realizable value of the mineral reserves is in excess of UWIN's cost in the claims.

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

         INCOME (LOSS) PER SHARE DATA - Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the "treasury stock method" and for convertible debt securities using the "if converted method".

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

         BASIS OF PRESENTATION - These financial statements are consolidated for all wholly owned subsidiaries as of September 30 and March 31, 2000. Affiliated companies in which UWIN does not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements. Prior to March 31, 2000 UWIN was in the development stage.

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

         The Casino is financed by $75 million in 13% First Mortgage Notes due 2004. The hotel on top of the Casino is financed by the Casino's cash flows through September 30, 2000 in the amount of $18,745,000, $5,000,000 from a loan from Isle, and $750,000 from a payment in kind loan from Isle.

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

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's period ended September 30, 2000, IC-BH's undistributed earnings allocable to UWIN through October 31, 2000 totaled $1,555,139. UWIN's basis in the project through October 31, 2000 is $5,257,845.

         The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal quarter ended October 31, 2000:

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                             CONDENSED BALANCE SHEET
                         AS OF OCTOBER 31, 2000 AND 1999


                                                                 (In thousands)
                                                         2000                     1999
                                                       --------                 --------

Current assets                                         $ 12,330                 $ 15,999
Property and equipment (net)                            104,723                   84,161
Other assets                                              3,285                    4,458
                                                       --------                 --------
Total assets                                           $120,338                 $104,618
                                                       ========                 ========
Current liabilities                                    $ 22,065                 $ 18,704
Long-term debt                                           75,000                   75,359
Members' equity                                          23,273                   10,555
                                                       --------                 --------
Total liabilities and members' equity                  $120,338                 $104,618
                                                       ========                 ========

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                           CONDENSED INCOME STATEMENT
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999


                                                                 (In thousands)
Revenue:                                                 2000                     1999
                                                       --------                 --------

Casino                                                   51,043                   39,685
Rooms                                                     1,194                        0
Food, beverage, and other                                 6,970                    5,305
                                                       --------                 --------
    Total revenue                                        59,207                   44,990

Operating expenses:
Casino                                                    3,361                    2,588
Gaming taxes                                             10,060                    7,803
Rooms                                                       647                        0
Food, beverage, and other                                 5,061                    4,282
Other operating expense                                  26,381                   21,217
                                                       --------                 --------
    Total operating expenses                             45,510                   35,890

Earnings from Operations                                 13,697                    9,100
                                                       --------                 --------

Interest expense, net                                    (5,443)                  (5,341)
Depreciation                                             (1,375)                    (990)
                                                       --------                 --------
Net income                                             $  6,879                 $  2,769
                                                       ========                 ========


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

         In April 2000 UWIN's wholly owned subsidiary, Blue Diamond Resorts, Inc., purchased approximately 890 acres on Wellesley Island in New York State for a purchase price of $1,802,000. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway between the borders of the United States and Canada. The eight-mile long island has for many years capitalized on increased domestic and international traffic that frequents this historic tourist destination. UWIN is conducting a feasibility study of the real estate for development of a master-planned resort community, which covers roughly 10 percent of the island. The potential exists for an Indian-based casino in the area, the successful accomplishment of which cannot be accurately predicted due to numerous requirements for local, state and governmental approvals.

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

         UWIN's ownership of RCI is being accounted for using the equity method of accounting. UWIN's investment in RCI is stated at cost, adjusted for its equity in the undistributed earnings or losses of RCI. During UWIN's period ended September 30, 2000, RCI's undistributed losses allocable to UWIN from inception through June 30, 2000 totaled $755,020. In accordance with the equity method of accounting, UWIN's investment account balance was reduced to zero and the remaining allocated loss of $732,620 is not reflected in the financial statements.

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

NOTE 7.   FEDERAL INCOME TAXES

         UWIN has available net operating loss carryforwards ("NOL's") amounting to $6,771,133. A valuation allowance was previously recorded equal to the net deferred tax asset. Management of UWIN believed sufficient uncertainty existed regarding the realizability of these NOL's resulting from UWIN's history of operating losses, it's ability to generate taxable income within the net operating loss carryforward period and limitations imposed as a result of a change in it's ownership occurring in 1994. No income tax expense or benefit was recorded for the year ended March 31, 2000.

         Although UWIN has a history of prior losses, those losses were primarily accumulated during its development stage. Based upon further analysis of the limitations and expirations of the NOL's and current earnings and future income projections of IC-BH, management of UWIN believes that it is more likely than not that the benefits of the NOL's will be realized. As a result, the valuation allowance was reduced and a net deferred tax asset of $1,803,186 and federal income tax benefit of $1,803,186 were recorded for the three month period ended June 30, 2000.

         During the three month period ended September 30, 2000, UWIN recorded a deferred tax expense in the amount of $318,593 reducing the net deferred tax asset to $1,484,593.

NOTE 8.   SEGMENT REPORTING

         During the year ended March 31, 1999, UWIN adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

         UWIN operates in four business segments (i) gaming, (ii) real estate development, (iii) restaurant franchise, and (iv) mining properties and claims. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado. The real estate segment involves the development of master-planned residential and commercial property project adjacent to Black Hawk, Colorado and another at Wellesley Island, New York. The restaurant franchise segment involves an ownership interest in Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of its property and retaining a royalty interest under the lease.
         Summarized financial information concerning UWIN's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and other miscellaneous profit
(loss) income and expense not allocated to reportable segments.




                                                  SIX MONTHS ENDED SEPTEMBER 30, 2000
                                ----------------------------------------------------------------------------------------
                                                    Real        Restaurant
                                    Gaming         Estate       Franchises       Mining        Other         Totals
                                 -------------- -------------- -------------- ------------- ------------- --------------

Revenue                          $        -     $          -   $          -     $    18,000  $    59,576   $      77,576
Segment profit (loss)               (217,013)       (297,247)             -         (43,793)    (158,140)       (716,193)
Segment assets                     5,257,845       4,512,558              -         480,812           -       10,251,215
Interest expense                          -           77,913              -           1,063      275,460         354,436
Interest income                           -                -              -              -       173,004         173,004
Equity in earnings (loss)
   of equity investment            2,958,769               -          22,407                          -        2,981,176


                                                   SIX MONTHS ENDED SEPTEMBER 30, 1999
                                 ---------------------------------------------------------------------------------------
                                                    Real       Restaurant
                                    Gaming         Estate      Franchises       Mining        Other          Totals
                                 -------------- ------------- -------------- ------------- ------------- ---------------

Revenue                          $      -       $        -      $         -     $    14,000  $   21,065   $      35,065
Segment profit (loss)                (20,062)        (20,062)             -          (4,012)     (36,113)        (80,249)
Segment assets                          -          2,395,648              -         480,812           -        2,876,460
Interest expense                        -            106,021              -             367       40,090         146,478
Interest income                         -                -                -              -       109,394         109,394
Equity in earnings (loss)
of equity investment                    -                -            17,761             -            -           17,761


Reconciliation of reportable segment assets to UWIN's consolidated totals are as follows:


                                                                              SEPTEMBER 30,
                                                                   ------------------------------------
                                                                        2000                 1999
                                                                    -------------         -----------
Assets
Total assets for reportable segments                               $10,251,215          $ 2,876,460
Cash not allocated to segments                                         185,096               53,597
Furniture, fixtures, & equipment not allocated to segments
                                                                        93,329               77,523
Other assets not allocated to segments                               4,126,458            1,642,431
                                                                   -----------          -----------
Total assets                                                       $14,656,098          $ 4,650,011
                                                                   ===========          ===========

Reconciliation of reportable segment revenues to UWIN's consolidated totals is as follows:

                                                                              SEPTEMBER 30,
                                                                 ------------------------------------
                                                                        2000                 1999
                                                                      ----------           ---------
Revenue

Total revenue for reportable segments                                 $   77,576           $  35,065
Interest income not allocated to reportable segments                     173,004             109,394
                                                                      ----------           ---------

Total revenue                                                          $ 250,580           $ 144,459
                                                                      ==========           =========



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

         General

         UWIN is primarily engaged in gaming, real estate development, and restaurant franchise operations. UWIN reported net income of $891,190 for the three months ended September 30, 2000 compared to a net loss of $268,477 for the three months September 30, 1999.

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in the joint venture is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's period ended September 30, 2000, IC-BH's income allocable to UWIN through October 31, 2000, IC-BH's quarter end, totaled $1,555,139. UWIN's basis in the project through October 31, 2000 is $ 5,257,845. The hotel located on top of the Casino and parking garage opened this past quarter. It is expected that this will enhance operation of IC-BH in the coming year.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, Wellesley Island, New York, and Nevada County, California. UWIN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

         At June 30,2000, UWIN recorded a net deferred tax asset in the amount of $1,803,186. As a result of UWIN's net income for the three months ending September 30, 2000, a deferred tax expense was recorded in the amount of $318,593, reducing the net deferred tax asset to $1,484,593. UWIN expects the net deferred tax asset to be further reduced as it is utilized to offset anticipated taxable income.

Results of Operations

         Comparison of three months ended September 30, 2000 and 1999

         REVENUES. Revenues increased $40,934, to $116,867 for the three months ended September 30, 2000, compared to $75,933 for the three months ended September 30, 1999. The increase in current revenues is attributable to monthly lease payments from the Romarco Nevada, Inc., lease with Goldfield Resources, Inc., interest income on loans and proceeds from a claim settlement.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3,894 to $85,878 for the three months ended September 30, 2000, as compared to the same period in the prior year. The increase is attributable to travel expenses.

         INTEREST EXPENSE. Interest expense increased $82,089, to $154,166 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase is due to an increase in long-term notes resulting from a draw down from UWIN's credit facility for the three months ending September 30, 2000.

         SALARIES. Salaries increased $55,878, to $139,987 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase is attributable to an expansion in staffing and salary increases for existing staff.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased $9,447, to $96,510 for the three months ended September 30, 2000, as compared to the same period in the prior year. The decrease is due to a decrease in outside legal services.

         TOTAL EXPENSES. Total expenses increased $127,910, to $490,896 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase was due primarily to an increase in interest expense and salaries.

         NET INCOME (LOSS). UWIN reported net income of $891,190 for the three months ended September 30, 2000, as compared to a net loss of $268,477 for the three month ended September 30, 1999. This increase is the result of UWIN reporting equity in earnings from IC-BH in the amount of $1,555,139 for the three months ended October 31, 2000.

         Comparison of six months ending September 30, 2000 and September 30, 1999

         REVENUES. Revenues increased $106,121, to $250,580 for the six months ended September 30, 2000, compared to $144,459 for the six months ended September 30, 1999. The increase in current revenues is attributable to monthly lease payments, interest income on loans and proceeds from a claim settlement.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1,628 to $152,030 for the six months ended September 30, 2000, as compared to the same period in the prior year. The increase is attributable to lease expense, depreciation expense, and employee benefits.

         INTEREST EXPENSE. Interest expense increased $207,958, to $354,436 for the six months ended September 30, 2000, compared to the six months ended September 30, 1999. The increase is due to an increase in long-term notes payable resulting from a draw down from UWIN's credit facility for the six months ended September 30, 2000.

         SALARIES. Salaries increased $89,642, to $258,982 for the six months ended September 30, 2000, compared to the six months ended September 30, 1999. The increase is attributable to an expansion in staffing and salary increases for existing staff.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased $10,925, to $176,627 for the six months ended September 30, 2000, as compared to the same period in the prior year. The increase is due to increased outside accounting services.

         TOTAL EXPENSES. Total expenses increased $308,129, to $967,956 for the six months ended September 30, 2000, compared to the six months ended September 30, 1999. The increase was due primarily to an increase in interest expense, salaries expense, and professional fees.

         NET INCOME (LOSS). UWIN reported net income of $3,748,393 for the six months ended September 30, 2000, as compared to a net loss of $533,129 for the six month ended September 30, 1999. This increase is the result of UWIN reporting equity in earnings from IC-BH in the amount of $2,958,769 and recognition of a deferred tax benefit of $1,803,186 based upon projected earnings available to utilize NOL's prior to their expiration.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Cash used in operating activities for the six months ended September 30, 2000 amounted to $789,683, an increase of $453,838 over the $335,845 of cash used in operating activities for the six months ended September 30, 1999.

         INVESTING ACTIVITIES. Cash used in investing activities during the six months ended September 30, 2000 amounted to $2,891,336, an increase of $2,774,440 over the $116,896 of cash used in investing activities for the six months ended September 30, 1999.

         FINANCING ACTIVITIES. UWIN has financed its operating and investing activities primarily from the proceeds of private placements of its common stock and through debt. During the six months ended September 30, 2000 UWIN received $121,630 from cash sales of its common stock, a decrease of $166,243 compared to the $287,873 received from cash sales of common stock for the same period in the previous year. During the six months ended September 30, 2000 UWIN received proceeds of $2,386,590 from debt, an increase of $2,217,590, over the $169,000 received from proceeds of debt for the same period in the previous year. During the six months ended September

30, 2000, UWIN expended $131,840 for payments on outstanding debt, an increase of $20,071, over the $111,769 expended for payments on outstanding debt for the period ended September 30, 1999.

         At September 30, 2000, UWIN had a cash balance of $185,096 and short-term notes payable of $1,715,000. Of that amount, $1,600,000 was originally scheduled to mature in August 2000, but was extended until August 2001.

         UWIN entered into a $7 million credit facility in December 1999 and is entitled to draw down available funds upon five days written notice, which indebtedness will bear interest at 11% per annum, with principal maturing on December 24, 2004. As of September 30, 2000, UWIN has drawn down a total of $6,750,000, leaving $250,000 available for future borrowings.

                  Historically, UWIN has been successful in raising working capital through the sale of debt and equity securities. UWIN intends to fund long term liquidity needs through currently available resources, which may include cash flow distributed from the Casino/hotel operations, and additional sales of its debt or equity securities. UWIN has experienced and expects to continue to experience substantial working capital requirements. UWIN believes it will be able to generate capital resources and liquidity sufficient to fund its capital expenditures and meet such financial obligations as they come due. In the event such capital resources are not available to UWIN, certain portions of its operating plan activities may be curtailed.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

         UWIN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

ITEM 2.   CHANGES IN SECURITIES

         The following stock issuances occurred between July 1, 2000 and September 30, 2000. Each issuance was exempt from registration pursuant to
Section 4(2) and/or Regulation D under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in the offering and no commissions were paid.

         UWIN issued 3,000 shares of common stock to one investor for the exercise of options in the amount of $6,180.

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

---------------
* Previously filed

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.
--------------------------


By: /s/ H. Thomas Winn
    -------------------------
    H. Thomas Winn, President

Date: November 13, 2000

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

---------------
* Previously filed