Form 10QSB
period 2000-12-31
NEVADA GOLD & CASINOS INC
filed 2001-02-14
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the fiscal period ended December 31, 2000

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from _________________ to ___________________

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No


         The number of common shares outstanding was 10,471,657 as of January 30, 2001.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                         PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS.............................................................3

                  BALANCE SHEETS AS OF DECEMBER 31, 2000 AND
                    MARCH 31, 2000..............................................................................3

                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    DECEMBER 31, 2000 AND 1999   ...............................................................4

                  STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                    DECEMBER 31, 2000 AND 1999   ...............................................................5

                  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                    DECEMBER 31, 2000 AND 1999..................................................................6

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS.......................................................7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................15


                           PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS .......................................................................18
ITEM 2.              CHANGES IN SECURITIES....................................................................19
ITEM 3.              DEFAULTS UPON SENIOR SECURITIES  ........................................................19
ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................19
ITEM 5.              OTHER INFORMATION........................................................................19
ITEM 6.              EXHIBITS AND REPORTS ON FORM 8K..........................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS
                           Nevada Gold & Casinos, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                           December 31,           March 31,
                                                                                               2000                 2000
                                                                                         ----------------       -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                $    147,174           $   1,489,735
Other assets                                                                                  112,952                 174,401
                                                                                         ------------           -------------
TOTAL CURRENT ASSETS                                                                          260,126               1,664,136
                                                                                         ------------           -------------

Isle of Capri Black Hawk, L.L.C.                                                            6,540,088               2,299,076
Gold Mountain Development, L.L.C.                                                           2,172,157               2,025,423
Goldfield Resources, Inc.                                                                     480,812                 480,812
Sunrise Land and Minerals, Inc.                                                               371,750                 371,750
Blue Diamond Resorts, Inc.                                                                  2,189,031                 185,650
Note receivable from affiliate                                                              1,441,374               1,995,013
Note receivable - other                                                                       848,887               1,032,161
Deferred loan issue costs                                                                     246,200                 --
Deferred tax asset                                                                          1,082,520                 --
Furniture, fixtures, and equipment, net of accumulated depreciation of
$171,755 and $144,202 at December 31 and March 31, 2000, respectively                          84,384                  85,149
                                                                                         ------------           -------------
TOTAL ASSETS                                                                             $ 15,717,329           $  10,139,170
                                                                                         ============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                 $    143,889           $      30,999
Accrued interest payable                                                                      168,519                  21,157
Short term notes payable                                                                    1,665,000               1,817,999
Current portion of long term debt                                                              33,439                  47,378
                                                                                         ------------           -------------
TOTAL CURRENT LIABILITIES                                                                   2,010,847               1,917,533
                                                                                         ------------           -------------
LONG TERM DEBT
Mortgages payable, net of current portion                                                      14,970                  17,258
Notes payable, net of current portion                                                       7,081,926               4,449,334
                                                                                         ------------           -------------
TOTAL LONG TERM DEBT                                                                        7,096,896               4,466,592
                                                                                         ------------           -------------
TOTAL LIABILITIES                                                                           9,107,743               6,384,125
                                                                                         ------------           -------------

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 0 and 141,490 shares
outstanding at December 31 and March 31, 2000, respectively                                  --                     1,414,900
Common stock, $0.12 par value, 20,000,000 shares authorized, 10,468,323 and
10,341,040 shares issued and outstanding at December 31 and March 31, 2000,
respectively                                                                                1,256,199               1,240,924
Additional paid in capital                                                                  9,500,685               9,599,940
Accumulated deficit                                                                        (4,147,298)             (8,500,719)
                                                                                         ------------           -------------
TOTAL STOCKHOLDERS' EQUITY                                                                  6,609,586               3,755,045
                                                                                         ------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 15,717,329           $  10,139,170
                                                                                         ============           =============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                      December 31,
                                                                        ------------------------------------------
                                                                            2000                         1999
                                                                        -------------               --------------
REVENUES
Royalty income                                                          $      9,000                $       9,000
Interest income                                                               73,287                       53,798
Other income                                                                  40,518                       22,651
                                                                        ------------                -------------

TOTAL REVENUES                                                               122,805                       85,449
                                                                        ------------                -------------

EXPENSES
General and administrative                                                   120,190                       76,822
Interest expense                                                              96,340                      107,437
Salaries                                                                     144,291                       96,788
Legal and professional fees                                                   90,094                      154,098
Other                                                                         15,638                        8,878
                                                                        ------------                -------------

TOTAL EXPENSES                                                               466,553                      444,023
                                                                        ------------                -------------

EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK                             1,282,243                      389,286
EQUITY IN EARNINGS (LOSS) OF RCI                                              68,606                      (12,613)
                                                                        ------------                -------------

Net income before income tax provision                                     1,007,101                       18,099

Federal income tax provision                                                 402,073                       --
                                                                        ------------                -------------

NET INCOME                                                              $    605,028                $      18,099
                                                                        ============                =============
PER SHARE INFORMATION
Net income                                                              $    605,028                $      18,099
Preferred stock dividends accumulated                                         --                          (42,796)
                                                                        ------------                -------------

Net income (loss) available to
   common shareholders                                                  $    605,028                $     (24,697)
                                                                        ============                =============
Weighted average number of common shares
   outstanding                                                            10,453,872                   10,104,892
                                                                        ============                =============
Net income (loss) per common share, basic and
diluted                                                                 $       0.06                $        0.00
                                                                        ============                =============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      December 31,
                                                                        ------------------------------------------
                                                                            2000                        1999
                                                                        -------------               --------------
REVENUES
Royalty income                                                          $     27,000                $      23,000
Interest income                                                              246,291                      163,192
Other income                                                                 100,095                       43,717
                                                                        ------------                -------------

TOTAL REVENUES                                                               373,386                      229,909
                                                                        ------------                -------------
EXPENSES
General and administrative                                                   272,220                      227,224
Interest expense                                                             450,776                      253,915
Salaries                                                                     403,272                      266,128
Legal and professional fees                                                  266,722                      319,800
Other                                                                         41,520                       36,783
                                                                        ------------                -------------

TOTAL EXPENSES                                                             1,434,510                    1,103,850
                                                                        ------------                -------------

EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK                             4,241,012                      389,286
EQUITY IN EARNINGS (LOSS) OF RCI                                              91,013                      (30,374)
                                                                        ------------                -------------

Net income (loss) before income tax benefit                                3,270,901                     (515,029)

Federal income tax benefit                                                 1,082,520                      -
                                                                        ------------                -------------

NET INCOME (LOSS)                                                       $  4,353,421                $    (515,029)
                                                                        ============                =============
PER SHARE INFORMATION
Net income (loss)                                                       $  4,353,421                $    (515,029)
Preferred stock dividends accumulated                                        -                           (128,039)
                                                                        ------------                -------------

Net income (loss) available to common
 shareholders                                                           $  4,353,421                $    (643,068)
                                                                        ============                =============
Weighted average number of common shares
   outstanding                                                            10,407,999                   10,001,728
                                                                        ============                =============
Net income (loss) per common share, basic and
diluted                                                                 $       0.42                $       (0.06)
                                                                        ============                =============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                       -----------------------------------------------
                                                                              2000                        1999
                                                                       -------------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $        4,353,421           $        (515,029)
Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
  Depreciation                                                                     27,552                      24,866
  Equity in earnings of Isle of Capri Black Hawk                               (4,241,012)                   (389,286)
  Equity in earnings (loss) of RCI                                                (91,013)                     30,374
  Consultant and investment banker option expense                                   1,763                      74,047
  Deferred tax asset                                                           (1,082,520)                  -
Changes in operating assets and liabilities:
  Other assets                                                                   (104,795)                   (702,522)
  Accounts payable and accrued liabilities                                        260,250                        (532)
                                                                       ------------------           -----------------
NET CASH USED IN OPERATING ACTIVITIES                                            (876,354)                 (1,478,082)
                                                                       ------------------           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and assets held for development                       (2,170,562)                    (12,934)
Purchase of furniture, fixtures, and equipment                                     (7,312)                       (390)
Note receivable - other                                                           183,274                      --
Note receivable from an affiliate                                              (1,144,338)                    (18,836)
                                                                       ------------------           -----------------
NET CASH USED IN INVESTING ACTIVITIES                                          (3,138,938)                    (32,160)
                                                                       ------------------           -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                              2,636,590                   1,669,000
Common stock issued for cash, net of offering costs                               178,840                     436,166
Payments on debt                                                                 (142,699)                   (614,306)
                                                                       ------------------           -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       2,672,731                   1,490,860
                                                                       ------------------           -----------------

Net decrease in cash                                                           (1,342,561)                    (19,382)
Beginning cash balance                                                          1,489,735                     161,234
                                                                       ------------------           -----------------
Ending cash balance                                                    $          147,174           $         141,852
                                                                       ==================           =================
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                                 $          531,859           $         289,301
                                                                       ------------------           -----------------



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

         The $29 million luxury 237-room hotel addition built on top of the Casino and parking garage opened on July 23, 2000.

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

         MINING PROPERTIES AND CLAIMS - Historically, UWIN capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. UWIN carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At December 31, 2000, and March 31, 2000, management believes the net realizable value of the mineral reserves is in excess of UWIN's cost in the claims.

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

         BASIS OF PRESENTATION - These financial statements are consolidated for all wholly owned subsidiaries as of December 31 and March 31, 2000. Affiliated companies in which UWIN does not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements. Prior to March 31, 2000, UWIN was in the development stage.

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

NOTE 3.   ISLE OF CAPRI BLACK HAWK

         In April 1997, UWIN and Isle, through wholly owned subsidiaries, BHG and CAC, respectively, formed IC-BH. The purpose of IC-BH was the construction and operation of the Casino and a hotel on the Black Hawk property. The Casino opened for business on December 30, 1998 and the hotel opened on July 23, 2000. The Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

         The Casino is financed by $75 million in 13% First Mortgage Notes due 2004. The hotel on top of the Casino was financed by the Casino's cash flows through December 31, 2000 in the amount of $20,148,000, $5,000,000 from a loan from Isle, and $750,000 from a payment in kind loan from Isle. Subsequently, the $5 million loan from Isle was repaid from IC-BH's cash flow.

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

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's period ended December 31, 2000, IC-BH's undistributed earnings allocable to UWIN through January 31, 2001 totaled $1,282,243. UWIN's basis in the project through January 31, 2001 is $6,540,088.

         The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal quarter ended January 31, 2001:

                        Isle of Capri Black Hawk, L.L.C.
                            Condensed Balance Sheets
                                 (In thousands)

                                                                           January 31,
                                                                ----------------------------------
                                                                     2001               2000
                                                                ----------------------------------
Current assets                                                     $ 14,179           $ 14,286
Property and equipment (net)                                        104,343             91,461
Other assets                                                          3,158              3,722
                                                                   --------           --------
Total assets                                                       $121,680           $109,469
                                                                   ========           ========

Current liabilities                                                $ 20,426           $ 21,465
Long-term debt                                                       75,000             75,000
Members' equity                                                      26,254             13,004
                                                                   --------           --------
Total liabilities and members' equity                              $121,680           $109,469
                                                                   ========           ========

                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statements
                                 (In thousands)

                                                                       Nine Months Ended
                                                                          January 31,
                                                                -----------------------------------
Revenue:                                                              2001                 2000
                                                                -----------------------------------
Casino                                                               $75,602              $62,646
Rooms                                                                  2,386                  -
Food, beverage, and other                                             10,350                8,131
                                                                     -------              -------
     Total revenue                                                    88,338               70,777

Operating expenses:
Casino                                                               $ 4,997              $ 4,090
Gaming taxes                                                          14,939               12,418
Rooms                                                                  1,255                  -
Food, beverage, and other                                              7,477                6,530
Other operating expense                                               38,950               32,939
                                                                     -------              -------
    Total operating expenses                                          67,618               55,977

Earnings from Operations                                              20,720               14,800
                                                                     -------              -------

Interest expense, net                                                 (8,450)              (8,027)
Depreciation                                                          (2,400)              (1,557)
                                                                     -------              -------

Net income                                                           $ 9,870              $ 5,216
                                                                     =======              =======

Differences in UWIN's carrying value of its investment in IC-BH and its equity interest in IC-BH are primarily due to the fact that UWIN originally contributed appreciated property which was initially recorded by IC-BH at its fair market value while UWIN continued to carry the property at its original cost basis.

NOTE 4. REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

         UWIN, through its wholly owned subsidiary, Gold Mountain Development, L.L.C. ("GMD"), owns approximately 260 acres of real property located in unincorporated Gilpin County. The property is adjacent to the southern boundary of the city of Black Hawk, Colorado.

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

         UWIN is currently evaluating the feasibility of developing a mixed-use development that is predominately resort oriented in character. A championship 18-hole golf course is in the preliminary design stage, and should be the central amenity within the project. UWIN is in negotiations with investors, credit facilities, and potential joint venture partners in order to finance the project. Sales of pad sites may be made to assist in the funding of the project. As of the date hereof, no joint venture partners or sales have been consummated.

         In April 2000 UWIN's wholly owned subsidiary, Blue Diamond Resorts, Inc., purchased approximately 860 acres on Wellesley Island in New York State for a purchase price of $1,802,000. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway between the borders of the United States and Canada. On the Canadian side of the border, adjacent to Wellesley Island, the cities of Ottawa, Toronto, and Montreal are within a one to three hour driving radius. On the US side of the border is Rochester, Buffalo, Syracuse, and Albany within a three hour driving radius. There is a population of approximately 10 million people living in a three hour driving radius from the property. UWIN is conducting a feasibility study of the real estate for development of a master-planned resort community, which covers roughly 10 percent of the island. The potential exists for an Indian-based casino in the area, the successful accomplishment of which cannot be accurately predicted due to numerous requirements for local, state and governmental approvals.

         Sunrise Land and Minerals Corporation ("Sunrise") owns 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise has been inactive since its acquisition in 1995.

NOTE 5.   RESTAURANT CONNECTIONS INTERNATIONAL, INC.

         In August 1998, Restaurant Connections International, Inc. ("RCI"), was formed with UWIN as a founding shareholder. UWIN currently owns an approximate 30% interest in RCI. In December 1998, RCI purchased the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 19 Pizza Hut restaurants. The President and Chairman of RCI is James Wong, who has served as Director of UWIN since March 1999.

         UWIN's ownership of RCI is being accounted for using the equity method of accounting. UWIN's investment in RCI is stated at cost, adjusted for its equity in the undistributed earnings or losses of RCI. During UWIN's period ended December 31, 2000, RCI's undistributed losses allocable to UWIN from inception through September 30, 2000 totaled $739,375. In accordance with the equity method of accounting, UWIN's investment account balance was reduced to zero and the remaining allocated loss of $716,975 is not reflected in the financial statements.

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

NOTE 7.   FEDERAL INCOME TAXES

         UWIN has available net operating loss carryforwards ("NOL's") amounting to $6,164,881. A valuation allowance was previously recorded equal to the net deferred tax asset. Management of UWIN believed sufficient uncertainty existed regarding the realizability of these NOL's resulting from UWIN's history of operating losses, it's ability to generate taxable income within the net operating loss carryforward period and limitations imposed as a result of a change in it's ownership occurring in 1994. No income tax expense or benefit was recorded for the year ended March 31, 2000.

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

         Since June 30, 2000, UWIN has recorded deferred tax expense in the amount of $720,666, including $402,073 for the three months ended December 31, 2000.

NOTE 8.   SEGMENT REPORTING

         The company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

         UWIN operates in four business segments (i) gaming, (ii) real estate development, (iii) restaurant franchise, and (iv) mining properties and claims. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado. The real estate segment involves the development of master-planned resort and commercial property project adjacent to Black Hawk, Colorado and another at Wellesley Island, New York. The restaurant franchise segment involves an ownership interest in Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of its property and retaining a royalty interest under the lease.

         Summarized financial information concerning UWIN's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and other miscellaneous profit
(loss) income and expense not allocated to reportable segments.


                                                          NINE MONTHS ENDED DECEMBER 31, 2000
                                ----------------------------------------------------------------------------------------
                                                    Real        Restaurant
                                    Gaming         Estate       Franchises       Mining        Other         Totals
                                -------------- -------------- --------------- ------------- ------------- --------------
Revenue                          $      --      $       --      $    --       $    27,000   $   100,095   $      127,095
Segment loss                         (320,474)       (403,624)       --           (63,349)   (1,089,472)      (1,876,919)
Segment assets                      6,540,088       4,732,938        --           480,812          --         11,753,838
Interest expense                        --             80,342        --             1,748       368,686          450,776
Interest income                         --              --           --              --         246,291          246,291
Equity in earnings
   of equity investment             4,241,012           --          91,013                         --          4,332,025


                                                            NINE MONTHS ENDED DECEMBER 31, 1999
                                 ---------------------------------------------------------------------------------------
                                                    Real       Restaurant
                                    Gaming         Estate      Franchises       Mining        Other          Totals
                                 -------------- ------------- -------------- ------------- ------------- ---------------
Revenue                          $      --      $     --      $      --      $     23,000  $    43,717   $      66,717
Segment loss                       (109,706)      (109,706)          --           (21,941)    (197,469)       (438,822)
Segment assets                      389,286      2,397,173           --           480,812          --        3,267,271
Interest expense                     91,523        161,865           --               527          --          253,915
Interest income                         --            --             --              --        163,192         163,192
Equity in earnings (loss)
   of equity investment             389,286           --           (30,374)          --            --          358,912


Reconciliation of reportable segment assets to UWIN's consolidated totals are as follows:

                                                                              DECEMBER 31,
                                                                   ------------------------------------
                                                                        2000                 1999
                                                                   ----------------     ---------------
Assets

Total assets for reportable segments                                  $11,753,838          $  3,267,271
Cash not allocated to segments                                            147,174               141,852
Furniture, fixtures, & equipment not allocated to segments                 84,384                69,360
Other assets not allocated to segments                                  3,731,933             2,264,434
                                                                      -----------          ------------

Total assets                                                          $15,717,329          $  5,742,917
                                                                      ===========          ============

Reconciliation of reportable segment revenues to UWIN's consolidated totals is as follows:

                                                                              DECEMBER 31,
                                                                   ------------------------------------
                                                                        2000                 1999
                                                                   ----------------     ---------------
Revenue

Total revenue for reportable segments                                $   127,095           $   66,717
Interest income not allocated to reportable segments                     246,291              163,192
                                                                     -----------           ----------

Total revenues                                                       $   373,386           $  229,909
                                                                     ===========           ==========

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

         General

         UWIN is primarily engaged in gaming, real estate development, and restaurant franchise operations. UWIN reported net income of $605,028 for the three months ended December 31, 2000 compared to a net income of $18,099 for the three months December 31, 1999.

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in the joint venture is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's period ended December 31, 2000, IC-BH's income allocable to UWIN through January 31, 2001, IC-BH's quarter end, totaled $1,282,243. UWIN's basis in the project through January 31, 2001 is $ 6,540,088. The hotel located on top of the Casino and parking garage opened on July 23, 2000. It is expected that this will enhance operation of IC-BH in the coming year.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, Wellesley Island, New York, and Nevada County, California. UWIN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

         Since June 30, 2000, UWIN has recorded deferred tax expense in the amount of $720,666, including $402,073 for the three months ended December 31, 2000.

Results of Operations

         Comparison of three months ended December 31, 2000 and 1999

         REVENUES. Revenues increased $37,356, to $122,805 for the three months ended December 31, 2000, compared to $85,449 for the three months ended December 31, 1999. The increase in current revenues is attributable to interest income on loans and proceeds from a claim settlement.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $43,368 to $120,190 for the three months ended December 31, 2000, as compared to the same period in the prior year. The increase is attributable to property tax for Blue Diamond Resorts, Inc., UWIN's wholly owned subsidiary.

         INTEREST EXPENSE. Interest expense decreased $11,097, to $96,340 for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The decrease is due to the capitalization of interest expense associated with loans for capital asset purchases.

         SALARIES. Salaries increased $47,503, to $144,291 for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The increase is attributable to an expansion in staffing and salary increases for existing staff.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased $64,004, to $90,094 for the three months ended December 31, 2000, as compared to the same period in the prior year. The decrease is due to a decrease in outside legal services.

         TOTAL EXPENSES. Total expenses increased $22,530, to $466,553 for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The increase was due primarily to an increase in general and administrative expenses.

         NET INCOME (LOSS). UWIN reported net income of $605,028 for the three months ended December 31, 2000, as compared to a net income of $18,099 for the three month ended December 31, 1999. This increase is the result of UWIN reporting equity in earnings from IC-BH in the amount of $1,282,243 for the three months ended December 31, 2000 offset by the associated taxes.

               Comparison of nine months ending December 31, 2000
                             and December 31, 1999

         REVENUES. Revenues increased $143,477, to $373,386 for the nine months ended December 31, 2000, compared to $229,909 for the nine months ended December 31, 1999. The increase in current revenues is attributable to monthly lease payments, interest income on loans and proceeds from a claim settlement.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $44,996 to $272,220 for the nine months ended December 31, 2000, as compared to the same period in the prior year. The increase is attributable to lease expense, depreciation expense, and property tax.

         INTEREST EXPENSE. Interest expense increased $196,861, to $450,776 for the nine months ended December 31, 2000, compared to the nine months ended December 31, 1999. The increase is due to an increase in long-term notes payable resulting from a draw down from UWIN's credit facility for the nine months ended December 31, 2000.

         SALARIES. Salaries increased $137,144, to $403,272 for the nine months ended December 31, 2000, compared to the nine months ended December 31, 1999. The increase is attributable to an expansion in staffing and salary increases for existing staff.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased $53,078, to $266,722 for the nine months ended December 31, 2000, as compared to the same period in the prior year. The decrease is due to a decrease in outside legal services.

         TOTAL EXPENSES. Total expenses increased $330,660, to $1,434,510 for the nine months ended December 31, 2000, compared to the nine months ended December 31, 1999. The increase was due primarily to an increase in interest expense, salaries expense, and general and administrative expenses.

         NET INCOME (LOSS). UWIN reported net income of $4,353,421 for the nine months ended December 31, 2000, as compared to a net loss of $515,029 for the nine month ended December 31, 1999. This increase is the result of UWIN reporting equity in earnings from IC-BH in the amount of $4,241,012 and recognition of a deferred tax benefit of $1,803,186 based upon projected earnings available to utilize NOL's prior to their expiration.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Cash used in operating activities for the nine months ended December 31, 2000 amounted to $876,354, a decrease of $601,728 compared to the $1,478,082 of cash used in operating activities for the nine months ended December 31, 1999.

         INVESTING ACTIVITIES. Cash used in investing activities during the nine months ended December 31, 2000 amounted to $3,138,938, an increase of $3,106,778 over the $32,160 of cash used in investing activities for the nine months ended December 31, 1999.

         FINANCING ACTIVITIES. UWIN has financed its operating and investing activities primarily from the proceeds of private placements of its common stock and through debt. During the nine months ended December 31, 2000 UWIN received $178,840 from cash sales of its common stock, a decrease of $257,326 compared to the $436,166 received from cash sales of common stock for the same period in the previous year. During the nine months ended December 31, 2000 UWIN received proceeds of $2,636,590 from debt, an increase of $967,590, over the $1,669,000 received from proceeds of debt for the same period in the previous year. During the nine months ended December 31, 2000, UWIN expended $142,699 for payments on outstanding debt, a decrease of $471,607, over the $614,306 expended for payments on outstanding debt for the period ended December 31, 1999.

         At December 31, 2000, UWIN had a cash balance of $147,174 and short-term notes payable of $1,665,000. Of that amount, $1,600,000 was originally scheduled to mature in August 2000, but was extended until August 2001.

         UWIN has a $7 million credit facility bearing interest at 11% per annum, with principal maturing on December 24, 2004. As of December 31, 2000, UWIN has drawn a total of $7 million.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         UWIN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

ITEM 2.   CHANGES IN SECURITIES

         The following stock issuances occurred between October 1, 2000 and December 31, 2000. Each issuance was exempt from registration pursuant to
Section 4(2) and/or Regulation D under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in the offering and no commissions were paid.

         UWIN issued 3,500 shares of common stock to one investor for the exercise of options in the amount of $7,210.

         UWIN issued 50,000 shares of common stock to one investor as a note conversion and cash in the total amount of $100,000.

         UWIN issued 12,500 shares of common stock to one consulting firm in exchange of consulting service in the amount of $34,750.

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

---------------------
* Previously filed

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.
--------------------------


By:    /s/ H. Thomas Winn
----------------------------
H. Thomas Winn, President

Date:  February 13, 2001