Form 10KSB
period 2001-03-31
NEVADA GOLD & CASINOS INC
filed 2001-06-29
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended March 31, 2001

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from_________________ to ____________________

                          Commission file number 0-8927

                           NEVADA GOLD & CASINOS, INC.
                 (Name of small business issuer in its charter)


               Nevada                                          88-0142032
(State or other jurisdiction of                              (IRS Employer
Incorporation or organization)                              Identification No.)

3040 Post Oak Blvd.
Suite 675  Houston, Texas                                         77056
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:       (713) 621-2245

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

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

         The issuer's revenues for its fiscal year ending March 31, 2001:
         $472,366

         The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 1, 2001, was $ 13,238,577

         The number of common shares outstanding was 10,496,657 as of June 1, 2001.

The registrant is incorporating by reference into Part III of this Form 10-KSB, certain information contained in the registrant's proxy statement for its 2001 annual meeting of stockholders.

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS......................................................................1
ITEM 2.           DESCRIPTION OF PROPERTIES....................................................................8
ITEM 3.           LEGAL PROCEEDINGS............................................................................9
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................9

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS ....................................................................10
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.....................................................11
ITEM 7.           FINANCIAL STATEMENTS........................................................................13
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................13

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS,
                      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
                      ACT.....................................................................................13
ITEM 10.          EXECUTIVE COMPENSATION......................................................................13
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT..............................................................................13
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS........................................13
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............................................................13

         This annual report contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Nevada Gold and Casinos, Inc.'s or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

         In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

         Although Nevada Gold and Casinos, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither Nevada Gold and Casinos, Inc. nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Nevada Gold and Casinos, Inc. is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

         Nevada Gold & Casinos, Inc., which currently trades on the Over-the-Counter Bulletin Board under the ticker symbol "UWIN" (hereinafter referred to as "UWIN"), has developed its business primarily in the areas of gaming, real estate development, and restaurant franchise operation. UWIN was founded in 1977 and since 1993, its primary focus has been the development of gaming and real estate properties in Colorado, California and New York.

Gaming Development

         Isle of Capri Black Hawk

         In April 1997, UWIN and Isle of Capri Casinos, Inc. ("Isle") entered into a joint venture, the Isle of Capri-Black Hawk, L.L.C. ("IC-BH") for the construction and operation of the IC-BH Casino (the "Casino") and a hotel on the Black Hawk property. The Casino opened for business in December 1998, and Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed the Black Hawk property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

         The Casino, with a 101,000-square-foot floor plate, is currently the largest gaming facility in Colorado. The Casino is strategically located at the entrance to Black Hawk. The $103 million Casino features 1,144 slot machines, 14 blackjack tables, three restaurants, an event center, and a 1,100-space covered parking garage. A $29 million 237-room hotel on top of the Casino opened in July 2000. The hotel is the largest in the Black Hawk market.

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

         UWIN is evaluating the feasibility of developing a mixed-use development that is predominately resort oriented in character. A championship 18-hole golf course is in the preliminary design stage, and should be the central amenity within the project. UWIN is in negotiations to finance the project. Sales of pad sites may be made to assist in the funding of the project. As of the date hereof, no arrangements or sales have been consummated.

         Blue Diamond Resorts

         In April 2000, UWIN's wholly-owned subsidiary, Blue Diamond Resorts, Inc., acquired 860 acres on Wellesley Island in New York State for approximately $1,802,000. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway between the borders of the United States and Canada. The area is approximately 90 miles north of Syracuse, New York. The eight-mile long island has for many years capitalized on increased domestic and international traffic that frequents this historic tourist destination. The 1000 Island International Tourism Council has indicated that there are over 19 million people within 300 miles of Wellesley Island. UWIN is conducting a feasibility study of the real estate for development of a master-planned resort community, which covers roughly 10 percent of the island. The potential exists for an Indian-based casino in the area, the successful accomplishment of which cannot be accurately predicted due to numerous requirements for local, and state governmental approvals. Blue Diamond Resorts, Inc. has commenced sales efforts of portions of the real estate.

         Sunrise Land and Mineral

         UWIN, through its wholly-owned subsidiary, Sunrise Land and Mineral Corporation, ("Sunrise"), owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise has been inactive since its acquisition in 1995. UWIN is evaluating the highest and best use of Sunrise's land.

Restaurant Franchises

         Restaurant Connections International, Inc.

         UWIN is a founding shareholder of Restaurant Connections International, Inc. ("RCI"), and currently owns an approximate 30% interest in RCI. RCI purchased the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 19 Pizza Hut restaurants in Sao Paulo. UWIN believes that gaming may again become legalized in Brazil, and feels that having an existing business presence in Brazil through RCI may give UWIN an advantage in that market. However, UWIN cannot assure that gaming will again become legalized in Brazil, or that it would in fact have an advantage if gaming were legalized in Brazil.

Mining Interests

         Goldfield Resources, Inc.

         Goldfield Resources, Inc. ("Goldfield"), a wholly-owned subsidiary of UWIN holds mining claims in the State of Nevada, totaling approximately 9,000 acres. Goldfield is not directly involved in mining operations, and has secured a mining lease for its properties with Romarco Nevada, Inc., and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

Competition

         Gaming Interests

         The gaming and casino industry is subject to intense competition, particularly in the State of Colorado. As the number of larger gaming establishments in Black Hawk, Colorado has increased over the past three years, average revenues for some of the smaller casinos located in the Black Hawk market have declined significantly. Future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk, the Casino may compete for customers with casinos in other gaming jurisdictions. While UWIN believes the Casino has some competitive advantages over the other gaming establishments in the area, primarily as a result of its size and location, UWIN believes that national, regional, state, and local competition for gaming markets, in general, will be extremely intense during the foreseeable future.

         The Black Hawk Gaming Market consists of the cities of Black Hawk and Central City, which are located approximately 35 miles west of Denver and approximately 16 miles from Interstate 70, the main east-west artery from Denver. Customers of the Black Hawk Gaming Market are primarily "day trippers" from within a 100-mile radius of Black Hawk and Central City, which includes the major population centers of Denver, Boulder, Fort Collins, and Golden, Colorado, and Cheyenne, Wyoming. The Black Hawk Gaming Market is primarily characterized by numerous privately and publicly-owned gaming facilities. However, the main competition for the Casino are the larger gaming facilities located in Black Hawk, particularly those with a considerable number of on-site parking spaces, established brand names, and existing reputations in the local market. The

Casino is currently the largest casino in Black Hawk in terms of gaming positions, with Riviera, Mardi Gras, Harvey's Wagon Wheel Casino Hotel, Colorado Central Station, Canyon Casino, Fitzgerald's Black Hawk, and The Lodge Casino as the largest primary competitors, each of which also offer on-site parking. The Hyatt is expected to open a new casino later this year that is likely to create additional competition for the Casino.

         The Casino's closest competition is Colorado Central Station and Rivieria, which are both located at the intersection of Mill and Main Streets across from the Casino.

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

         Mining Interests

         Because of the current low price for gold, the entire gold mining industry is depressed. The majority of mining companies cannot profitably conduct mining operations and are not acquiring mining leases from landowners or holders of mining claims. In general, mining leases with mining companies are extremely difficult to retain in today's market. While UWIN's wholly-owned subsidiary currently has a lease for its gold mining properties with Romarco Nevada, UWIN cannot assure that the properties will always be leased or that Romarco Nevada will not breach its lease agreement.

Governmental Regulations

         Gaming Interests

         The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulations. No gaming may be conducted in Colorado unless licenses are obtained from the Colorado Limited Gaming Control Commission (the "Gaming Commission"). In addition, the State of Colorado created the Division of Gaming (the "CDG") within its Department of Revenue to license, implement, regulate, and supervise the conduct of limited stakes gaming. The Director of the CDG ("CDG Director"), under the supervision of the Gaming Commission, has been granted broad powers to ensure compliance with the laws and regulations. The Gaming Commission, CDG, CDG Director, and the city authorities in Black Hawk that have responsibility for regulation of gaming are collectively referred to as the "Colorado Gaming Authorities."

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

         The Gaming Commission is empowered to issue five types of gaming and related licenses. The Casino in Black Hawk requires a retail gaming license, which must be renewed each year, and the Colorado Division has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and UWIN's business opportunities will be limited accordingly. The Casino's license is renewable annually, subject to continued compliance with gaming regulations.

         UWIN cannot assure that it will be able to comply with or conduct business in accordance with applicable regulations. Furthermore, UWIN cannot assure that additional state or federal statutes or regulations will not be enacted at some future date that could have a material adverse effect on its business operations.

         Real Estate Development

         Any real estate developments will be contingent upon UWIN receiving all required licenses, permits, and authorizations, including state and local land-use permits; excavation, building, and zoning permits; architectural approvals; approval of street and traffic signal improvements; and health and safety permits. Also, unanticipated changes or concessions required by local, regulatory, and/or state authorities, or challenges from local or special interest groups, could involve significant costs and could prevent or delay the development of the real estate project. UWIN cannot assure that it will receive the necessary permits, licenses, and approvals for the development and construction of the real estate projects. Any failure to receive any required approvals could have a material impact on any real estate projects.

         Restaurant Franchises

         The operation of RCI's restaurants in Brazil is subject to Brazilian rules and regulations. UWIN believes RCI is in compliance with all of the applicable rules and regulations, but cannot assure that RCI will continue to comply with them. Failure of RCI to comply with existing or future regulations may have an adverse effect on RCI's operations.

Environmental Considerations

         Gaming Interests

         The Casino and hotel complex in Black Hawk is located in an area that has been designated by the United States Environmental Protection Agency ("EPA") as a Superfund site on the National Priorities List due to contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Superfund site for remediation and response costs associated with their properties and with the entire site. The Casino is located within the drainage basin of the North Clear Creek and, therefore, subject to potentially contaminated ground water from upstream mining-related sources. Soil and ground water samples on the site indicate that several contaminants existed in concentrations exceeding drinking water standards. An affiliate of UWIN, in cooperation with the EPA and the Colorado Department of Health, performed environmental analysis and tests and removed all mined waste located on the gaming site. No further remedial activity has been required, or is anticipated with respect to the Casino properties.

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

         Mining Interests

         Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement between UWIN's wholly-owned subsidiary and Romarco Nevada, Romarco Nevada is primarily responsible for all compliance and it has agreed to indemnify UWIN's subsidiary. However, Romarco Nevada 's failure to comply with any of the applicable rules or regulations could create potential liability for UWIN's subsidiary.

Employees

         As of March 31, 2001, UWIN has a staff of nine full-time employees who are employed in executive, legal, accounting, and administrative functions.

Investment Considerations

         Potential investors should carefully consider the following risk factors prior to the purchase of UWIN common stock.

         Substantial Leverage

         IC-BH is highly leveraged, with substantial debt service in addition to construction and operating expenses. The Casino is financed by $75 million of 13% First Mortgage Notes due 2004. The $29 million hotel on top of the Casino was financed by cash flows from the Casino, and a $5.75 million dollar loan from Isle, $5 million of which has been repaid. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (i) its increased vulnerability to adverse general economic and industry conditions; (ii) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (iii) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from Casino operations has been sufficient to pay its debt obligations.

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

         State Gaming Tax Issues

         The amendment of the Colorado constitution that legalized limited gaming also subjects casinos in Colorado to a gaming tax of up to 40% of adjusted gross proceeds of gaming operations ("AGP"). AGP is generally defined as the total amounts wagered, less all payments to players. The current tax is:
 .25% on the first $2 million of AGP; 2% on AGP from $2 million to $4 million; 4% on AGP from $4 million to $5 million; 11% on AGP from $5 million to $10 million; 16% on AGP between $10 million to $15 million; and 20% on AGP over $15 million. In 1992, the citizens of Colorado passed Amendment No. 1 to the Colorado constitution that requires any change in tax rates or any new tax to be voted on by the electorate. Nevertheless, in 1996, the Colorado Commission, by promulgation of a regulation, raised the tax rate on AGP; then the Commission reduced those rates in 1999. There can be no assurance that tax rates or fees applicable to IC-BH Casino will not be increased in the future, either by the Colorado electorate, legislation or action by the Colorado Commission, resulting in an adverse effect on the Casino's operations.

         RCI's Operations are Subject to Currency Fluctuation

         The Brazilian currency, the Real, has been subject to rapid fluctuations over the past year. UWIN's interest in RCI is dependent on RCI's valuation, which is subject to the value of the Real. As such, fluctuation in the Real may adversely affect the value of UWIN's interest in RCI.

         Dependence on Key Personnel

         The success of UWIN is largely dependent upon the efforts and skills of the key executive officers of UWIN. The loss of the services of any key executive officers could have a material adverse effect on UWIN. There can be no assurance that UWIN would be able to attract and hire suitable replacements in the event of any such loss of services.

ITEM 2. DESCRIPTION OF PROPERTIES

         UWIN's principal assets consist of its 43% ownership interest in IC-BH, which owns the Casino-hotel complex in Black Hawk, the 240 acres of undeveloped land in and around Black Hawk, Colorado, the Wellesley Island property which is 860 acres, located in Jefferson County, New York, and the 300 acres of undeveloped land in Nevada County, California. The Colorado, California and New York properties are intended for resort, commercial, and residential real estate development. UWIN's mining properties are located in the Goldfield Mining District of Nye and Esmeralda Counties, Nevada.

         UWIN leases approximately 3,500 square feet of office space in Houston, Texas, and a 1,300 square foot apartment/office in Denver, Colorado. The total monthly rental for both facilities is currently $5,800. UWIN believes that its existing facilities are adequate to meet its current needs.

         UWIN's primary asset is its 43% ownership interest in the IC-BH Casino in Black Hawk, Gilpin County, Colorado. The Casino is subject to liens created by the IC-BH debt offering of $75 million in 13% First Mortgage Notes (the "Notes"), that was used as part of the financing for the Casino construction. The Notes mature August 31, 2004. The $29 million hotel on top of the Casino was financed by cash flows from the Casino, and a $5.75 million dollar loan from Isle, $5 million of which has been repaid. Management of UWIN believes this property to be adequately covered by insurance. The realty tax rate on this property is $26.46 per $1,000 in property value; or approximately $65,500 annually, paid by IC-BH.

         UWIN acquired its second largest asset which is the 860 acres real property on Wellesley Island in New York State for approximately $1,802,000 in April 2000. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway between the borders of the United States and Canada. The area is approximately 90 miles north of Syracuse, New York. This property is not subject to any liens. Insurance is carried for this acreage. The realty tax rate on this property is $12.30 per $1,000 in property value, or approximately $28,000 annually.

         UWIN's also owns 240 acres of undeveloped land located in and near Black Hawk, Gilpin County, Colorado. This property is subject to liens in the aggregate amount of $618,361; $600,000 of that debt obligation matures on August 19, 2001. Insurance is carried for this acreage. The realty tax rate on this property is $26.46 per $1,000 in property value, or approximately $5,900 annually.

ITEM 3. LEGAL PROCEEDINGS

UWIN is not presently engaged in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The common stock is traded on the Over-the-Counter Bulletin Board under the symbol "UWIN". The market for UWIN's common stock is limited, volatile, and sporadic. The following table sets forth the high and low market prices relating to UWIN's common stock for the last two fiscal years, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



                                            FISCAL YEARS ENDED
                    ------------------------------------------------------------------
                           MARCH 31, 2001                      MARCH 31, 2000
                    ------------------------------      ------------------------------
                        HIGH               LOW              HIGH                LOW
                    ------------      ------------      ------------      ------------

First Quarter       $      3.688      $      2.031      $      4.937      $      2.187
Second Quarter             3.781             2.219             3.125             1.968
Third Quarter              3.563             2.031             3.562             1.687
Fourth Quarter             2.531             1.812             3.375             2.437

Holders

         As of March 31, 2001, UWIN had approximately 2,548 shareholders, including beneficial owners.

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

General

         UWIN is primarily engaged in gaming, real estate development, and restaurant franchise operations. UWIN reported net income of $5,432,701 for the year ended March 31, 2001 compared to a net income of $796,730 for the year ended March 31, 2000.

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in the joint venture is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's year ended March 31, 2001, IC-BH's income allocable to UWIN through April 30, 2001, IC-BH's fiscal year end, totaled $6,357,255. In February 2001, UWIN received a cash distribution of $297,498 from IC-BH and UWIN's basis in the project through April 30, 2001 is $8,358,833.

         UWIN's ownership of RCI is being accounted for using the equity method of accounting. UWIN's investment in RCI is stated at cost, adjusted for its equity in the undistributed earnings or losses of RCI. RCI's undistributed losses allocable to UWIN through December 31, 2000 totaled $666,355. In accordance with the equity method of accounting, UWIN's investment account balance was reduced to zero and the remaining allocated loss of $643,955 is not reflected in the financial statements.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, Wellesley Island, New York, and Nevada County, California. UWIN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

Results of Operations

         Comparison of fiscal years ended March 31, 2001 and 2000

         REVENUES. Revenues increased 39%, or $132,294, to $472,366 for the year ended March 31, 2001, compared to $340,072 in fiscal 2000. The increase in revenues is primarily attributable to interest income on loans and other income.

         INTEREST INCOME. Interest income increased 29%, or $70,692 to $317,343 for the year ended March 31, 2001, from $246,651 in fiscal 2000. The difference is attributable to an increase in the weighted average notes receivable.

         OTHER INCOME. Other income increased 94%, or $57,602, to $119,023 for the year ended March 31, 2001, compared to $61,421 in fiscal 2000. This increase is due to consulting fees and proceeds received from settlement of a claim.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 3%, or $12,568, to $381,658 for the year ended March 31, 2001, compared to $369,090 in fiscal 2000. The increase is primarily attributable to property tax for Blue Diamond Resorts, Inc, UWIN's wholly owned subsidiary.

         INTEREST EXPENSE. Interest expense increased 57%, or $217,265, to $596,016 for the year ended March 31, 2001, compared to $378,751 in fiscal 2000 due to a 175% increase in the weighted average debt outstanding during the year ended March 31, 2001.

         SALARIES. Salaries increased 23%, or $79,908, to $433,651 for the year ended March 31, 2001, compared to $353,743 in fiscal 2000. The increase was due primarily to expansion in staffing and salary increases for existing staff.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 26%, or $163,341, to $475,930 for the year ended March 31, 2001, compared to $639,271 in fiscal 2000. The decrease is primarily due to a decrease in outside legal and consulting services.

         TOTAL EXPENSES. Total expenses increased 8%, or $138,407 to $1,943,636 for the year ended March 31, 2001, compared to $1,805,229 in fiscal 2000. The increase was due primarily to an increase in interest and salary expense.

         NET INCOME. Net income increased 582% or $4,635,971 to $5,432,701 for the year ended March 31, 2001 as compared to a net income of $796,730 in fiscal 2000. This increase was primarily the result of UWIN reporting equity in earnings from IC-BH in the amount of $6,357,255 and recognition of a federal income tax benefit of $449,838.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Cash used in operating activities during the year ended March 31, 2001, amounted to $675,256, a decrease of 43%, or $507,352 over the $1,182,608 of cash used in operating activities during fiscal 2000. The decrease was primarily due to increases in prepaid expenses, accounts payable, and a distribution from IC-BH.

         INVESTING ACTIVITIES. Cash used in investing activities during the year ended March 31, 2001, amounted to $3,482,151 an increase of 80%, or $1,546,607, over the $1,935,544 of cash used in investing activities in fiscal 2000. The increase was primarily due to the purchase of approximate 860 acres of real property on Wellesley Island in New York State for development.

         FINANCING ACTIVITIES. UWIN has financed its operating and investing activities primarily from the proceeds of private placements of its common stock and through debt. During the year ended March 31, 2001, UWIN received $178,840 from cash sales of its common stock, a decrease of 57%, or $241,609 compared to the $420,449 received from cash sales of common stock in the year ended March 31, 2000. During the year ended March 31, 2001, UWIN received proceeds of $3,236,590 from debt, a decrease of 36%, or $1,845,820, over the $5,082,410 received from proceeds of debt in the year ended March 31, 2000. During the year ended March 31, 2001, UWIN expended $153,685 for payments on outstanding debt, a decrease of 85%, or $902,521, over the $1,056,206 expended for payments on outstanding debt in fiscal 2000. UWIN paid $285,415 for deferred loan issues costs during fiscal 2001 for which there was no corresponding item in the prior year.

         At March 31, 2001, UWIN had a cash balance of $308,658, a working capital deficit of $1,741,737 and short-term notes payable of $1,800,000 of which $1,600,000 matures in August 2001. UWIN has a $13 million long-term credit facility (the "Credit Facility"), of which $10.5 million has been drawn down as of June 21, 2001. Amounts outstanding under the Credit Facility bear interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The Credit Facility is secured by UWIN's interest in the Casino. Up to 54% of the Credit Facility is convertible into shares of UWIN's restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. UWIN believes its current working capital and available funds under the Credit Facility provide sufficient liquidity for the balance of fiscal 2002.

ITEM 7. FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 TO 12 INCLUSIVE.

         These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to July 30, 2001, UWIN will file a definitive proxy statement that will involve the election of directors. The information required by these items will be included in such proxy statement and are incorporated by reference in this annual report

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are to be filed as part of the annual report:

         EXHIBIT NO.                 IDENTIFICATION OF EXHIBIT


         Exhibit 3.1 Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as
                           Exhibit 3.4 to the company's Form 10-QSB, filed November 15, 1999)

         Exhibit 3.2 Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.5 to the company's Form 10-QSB, filed November 15, 1999)

         Exhibit 4.1 Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)

         Exhibit 10.1      Amended and Restated Operating Agreement of Isle
                           of Capri Blackhawk LLC (filed previously as Exhibit
                           10.3 to the company's Form 10-QSB, filed November 14,
                           1997)

         Exhibit 10.2 Members Agreement dated July 29, 1997 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.4 to the company's Form 10-QSB, filed November 14, 1997)

         Exhibit 10.3 License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk LLC (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed November 14, 1997)

         Exhibit 10.4 Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 10.1 to the company's Form S-8/A, file no. 333-79867)

         Exhibit 21 List of Subsidiaries (filed previously as Exhibit 21 to the company's Form 10-KSB, filed July 3, 1996)

         Exhibit 23.1      Consent of Pannell Kerr Forster of Texas, P.C.

         (b) Reports on Form 8-K -- There have been no reports filed on Form 8-K during the last quarter cover by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Nevada Gold & Casinos, Inc.


                                          By: /s/ H. Thomas Winn
                                          --------------------------------------
                                          H. Thomas Winn, Chairman of the Board,
                                          President, and Chief Executive Officer

                                          Date: June 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


         Signature                                   Title                              Date
         ---------                                   -----                             -----
/s/ H. Thomas Winn                          Chairman of the Board, President,     June 29, 2001
------------------------------------        and Chief Executive Officer           -------------
H. Thomas Winn

/s/ Christopher C. Domijan                  Chief Financial Officer, Secretary,   June 29, 2001
------------------------------------        and, Treasurer                        -------------
Christopher C. Domijan

/s/ Paul J. Burkett                         Vice President and Director           June 29, 2001
------------------------------------                                              -------------
Paul J. Burkett

/s/ William G. Jayroe                       Director                              June 29, 2001
------------------------------------                                              -------------
William G. Jayroe

/s/ James Wong                              Director                              June 29, 2001
------------------------------------                                              -------------
James Wong

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------

         Exhibit 3.1       Amended and Restated Articles of Incorporation of
                           Nevada Gold & Casinos, Inc. (filed previously as
                           Exhibit 3.4 to the company's Form 10-QSB, filed
                           November 15, 1999)

         Exhibit 3.2       Amended and Restated Bylaws of Nevada Gold & Casinos,
                           Inc. (filed previously as Exhibit 3.5 to the company's Form 10-QSB, filed November 15, 1999)

         Exhibit 4.1       Common Stock Certificate of Nevada Gold & Casinos,
                           Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)

         Exhibit 10.1      Amended and Restated Operating Agreement of Isle
                           of Capri Blackhawk LLC (filed previously as Exhibit
                           10.3 to the company's Form 10-QSB, filed November 14,
                           1997)

         Exhibit 10.2      Members Agreement dated July 29, 1997 by and between
                           Casino America of Colorado, Inc., Casino America,
                           Inc., Blackhawk Gold, Ltd., and Nevada Gold &
                           Casinos, Inc. (filed previously as Exhibit 10.4 to the company's Form 10-QSB, filed November 14, 1997)

         Exhibit 10.3 License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black
                           Hawk LLC (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed November 14, 1997)

         Exhibit 10.4      Nevada Gold & Casinos, Inc. 1999 Stock Option Plan
                           (filed previously as Exhibit 10.1 to the company's
                           Form S-8/A, file no. 333-79867)

         Exhibit 21        List of Subsidiaries (filed previously as Exhibit 21
                           to the company's Form 10-KSB, filed July 3, 1996)

         Exhibit 23.1      Consent of Pannell Kerr Forster of Texas, P.C.

                           Nevada Gold & Casinos, Inc.
                   Index to Consolidated Financial Statements


                                                                                                          PAGE
                                                                                                          ----

     Report of Independent Public Accountants..............................................................F-2
     Consolidated Balance Sheets as of March 31, 2001 and 2000.............................................F-3
     Consolidated Statements of Operations for the years ended
         March 31, 2001 and 2000.......................................................................... F-4
     Consolidated Statements of Stockholders' Equity for the years ended
         March 31, 2001 and 2000...........................................................................F-5
     Consolidated Statements of Cash Flows for the years ended
         March 31, 2001 and 2000...........................................................................F-6
     Notes to Consolidated Financial Statements........................................................ F-7-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries (a Nevada corporation) as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





June 21, 2001
Pannell Kerr Forster of Texas, P.C.
Houston, Texas

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                MARCH 31,
                                                                                     -------------------------------
                                                                                        2001                2000
                                                                                     ------------       ------------

                                     ASSETS


CURRENT ASSETS
Cash and cash equivalents                                                            $    308,658       $  1,489,735
Other assets                                                                              137,898            174,401
                                                                                     ------------       ------------


     TOTAL CURRENT ASSETS                                                                 446,556          1,664,136
                                                                                     ------------       ------------

Investment in:
  Isle of Capri Black Hawk                                                              8,358,833          2,299,076
  Restaurant Connections International, Inc. (RCI)                                             --                 --
  Gold Mountain Development, LLC                                                        2,262,859          2,025,423
  Blue Diamond Resorts, Inc.                                                            2,301,556            185,650
  Sunrise Land and Mineral Corporation                                                    371,750            371,750
  Goldfield Resources, Inc.                                                               480,812            480,812
Notes receivable from affiliates                                                        1,587,859          1,995,013
Notes receivable - other                                                                  805,223          1,032,161
Deferred loan issue cost                                                                  235,432                 --
Deferred tax asset                                                                        449,838                 --
Furniture, fixtures and equipment, net of accumulated depreciation
  of $179,108 in 2001 and $144,202 in 2000                                                 77,030             85,149
                                                                                     ------------       ------------

           TOTAL ASSETS                                                              $ 17,377,748       $ 10,139,170
                                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                             $    159,423       $     30,999
Accrued interest payable                                                                  151,885             21,157
Short term notes payable                                                                1,800,000          1,817,999
Current portion of long-term debt                                                          76,985             47,378
                                                                                     ------------       ------------

     TOTAL CURRENT LIABILITIES                                                          2,188,293          1,917,533
                                                                                     ------------       ------------

LONG-TERM DEBT
Mortgages payable, net of current portion                                                  11,184             17,258
Notes payable, net of current portion                                                   7,431,180          4,449,334
                                                                                     ------------       ------------

     TOTAL LONG-TERM DEBT                                                               7,442,364          4,466,592
                                                                                     ------------       ------------

     TOTAL LIABILITIES                                                                  9,630,657          6,384,125
                                                                                     ------------       ------------

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 500,000 shares authorized, 0 shares outstanding
at March 31, 2001 and 141,490 shares outstanding at March 31, 2000                             --          1,414,900
Common stock, $0.12 par value, 20,000,000 shares authorized, 10,493,323
and 10,341,040 shares outstanding at March 31, 2001, and 2000, respectively             1,259,198          1,240,924
Additional paid in capital                                                              9,555,911          9,599,940
Accumulated deficit                                                                    (3,068,018)        (8,500,719)
                                                                                     ------------       ------------

     TOTAL STOCKHOLDERS' EQUITY                                                         7,747,091          3,755,045
                                                                                     ------------       ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 17,377,748       $ 10,139,170
                                                                                     ============       ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    YEAR ENDED MARCH 31,
                                              -------------------------------
                                                  2001               2000
                                              ------------       ------------
REVENUES
Royalty income                                $     36,000       $     32,000
Interest income                                    317,343            246,651
Other income                                       119,023             61,421
                                              ------------       ------------

TOTAL REVENUES                                     472,366            340,072
                                              ------------       ------------


EXPENSES
General and administrative                         381,658            369,090
Interest expense                                   596,016            378,751
Salaries                                           433,651            353,743
Legal and professional fees                        475,930            639,271
Other                                               56,381             64,374
                                              ------------       ------------

TOTAL EXPENSES                                   1,943,636          1,805,229
                                              ------------       ------------


Equity in earnings of Isle
   of Capri Black Hawk                           6,357,255          2,299,076
Equity in earnings (loss) of RCI                    96,878            (37,189)
                                              ------------       ------------


Net income before income tax provision           4,982,863            796,730

Federal income tax benefit                         449,838                 --
                                              ------------       ------------

NET INCOME                                    $  5,432,701       $    796,730
                                              ============       ============


PER SHARE INFORMATION
Net income                                    $  5,432,701       $    796,730
Preferred stock dividends accumulated              (41,866)          (169,788)
                                              ------------       ------------


Net income available to common
   stockholders                               $  5,390,835       $    626,942
                                              ============       ============

Net income per common share -- basic          $       0.52       $       0.06
                                              ============       ============

Net income for common share -- diluted        $       0.48       $       0.06
                                              ============       ============

Basic weighted average number of
   common shares outstanding                    10,423,559         10,018,297
                                              ------------       ------------

Fully diluted weighted average number of
   common shares outstanding                    11,563,793         10,257,841
                                              ------------       ------------




                  The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                           Preferred Stock                     Common Stock
                                      ---------------------------      ----------------------------
                                       Shares          Amount            Shares           Amount
                                      --------      -------------      -----------      -----------

Balance at 4/01/99                     141,490      $   1,414,900        9,811,664      $ 1,177,400

Stock issued for cash                                                      237,878           28,545
Stock issued for note conversion                                            38,476            4,616
Stock issued for services                                                  253,022           30,363
Net income
                                      --------      -------------      -----------      -----------

Balance at 3/31/00                     141,490          1,414,900       10,341,040        1,240,924

Preferred stock dividends
Preferred stock redemption            (141,490)        (1,414,900)
Stock issued for cash                                                       89,000           10,680
Stock issued for note conversion                                            25,000            3,000
Stock issued for services                                                   38,283            4,594
Net income
                                      --------      -------------      -----------      -----------

Balance at 3/31/01                          --      $          --       10,493,323      $ 1,259,198
                                      ========      =============      ===========      ===========


                                          Additional                                Total
                                             Paid           Accumulated         Stockholders'
                                          In Capital          Deficit              Equity
                                          -----------       -------------       -----------

Balance at 4/01/99                        $ 8,695,495       $  (9,297,449)      $ 1,990,346

Stock issued for cash                         391,904                               420,449
Stock issued for note conversion               97,165                               101,781
Stock issued for services                     415,376                               445,739
Net income                                                        796,730           796,730
                                          -----------       -------------       -----------

Balance at 3/31/00                          9,599,940          (8,500,719)        3,755,045

Preferred stock dividends                    (352,120)                             (352,120)
Preferred stock redemption                                                       (1,414,900)
Stock issued for cash                         168,160                               178,840
Stock issued for note conversion               47,000                                50,000
Stock issued for services                      92,931                                97,525
Net income                                                      5,432,701         5,432,701
                                          -----------       -------------       -----------

Balance at 3/31/01                        $ 9,555,911       $  (3,068,018)      $ 7,747,091
                                          ===========       =============       ===========




                  The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 YEARS ENDED MARCH 31,
                                                             ----------------------------
                                                                 2001            2000
                                                             -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                   $ 5,432,701      $   796,730
Adjustment to reconcile net income to net cash
    provided (used) by operating activities
    Depreciation                                                  34,906           29,435
    Amortization of deferred loan issue cost                      49,983               --
    Equity in earnings of Isle of Capri Black Hawk            (6,357,255)      (2,299,076)
    Equity in (earnings) loss of RCI                             (96,878)          37,189
    Consultant option expenses                                    97,525          445,739
    Deferred tax benefit                                        (449,838)              --
    Distributions from Isle of Capri Black Hawk                  297,498               --
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                              56,950          (16,294)
   Accounts payable and accrued liabilities                      259,152         (176,331)
                                                             -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                           (675,256)      (1,182,608)
                                                             -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of real estate and assets held for development      (2,373,789)        (198,889)
Purchases of furniture, fixtures and equipment                    (7,312)          (2,645)
Notes receivable from RCI                                             --          (15,164)
Notes receivable from an affiliate                            (1,327,988)        (686,685)
Notes receivable - other                                         226,938       (1,032,161)
                                                             -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                         (3,482,151)      (1,935,544)
                                                             -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash, net of offering costs              178,840          420,449
Proceeds from debt                                             3,236,590        5,082,410
Payments on debt                                                (153,685)      (1,056,206)
Deferred loan issue costs                                       (285,415)              --
                                                             -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,976,330        4,446,653
                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH                               (1,181,077)       1,328,501

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   1,489,735          161,234
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $   308,658      $ 1,489,735
                                                             ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                       $   774,461      $   478,745
                                                             ===========      ===========




                  The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1. BUSINESS

         Nevada Gold & Casinos, Inc., which currently trades on the Over-the-Counter Bulletin Board under the ticker symbol "UWIN" (hereinafter referred to as "UWIN"), has developed its business primarily in the areas of gaming, real estate development, and restaurant franchise operation. UWIN was founded in 1977 and since 1993, its primary focus has been the development of gaming and real estate properties in Colorado, California and New York.

         In April 1997, UWIN and Isle of Capri Casinos, Inc. ("Isle") entered into a joint venture, the Isle of Capri-Black Hawk, L.L.C. ("IC-BH") for the construction and operation of the IC-BH Casino (the "Casino") and a hotel on the Black Hawk property. The Casino opened for business on December 30, 1998, and Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed the Black Hawk property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%. The ownership and operation of gaming facilities are subject to extensive state and local regulation. The long-term viability of UWIN is dependent upon the continued successful operation of the Casino and the hotel.

         The Casino, with a 101,000-square-foot floor plate, is currently the largest gaming facility in Colorado. The Casino is strategically located at the entrance to Black Hawk. The $103 million Casino features 1,144 slot machines, 14 blackjack tables, three restaurants, an event center, and a 1,100-space covered parking garage. A $29 million 237-room hotel on top of the Casino opened on July 23, 2000. The hotel is the largest in the Black Hawk market.

         In addition, UWIN and/or its subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

         MINING PROPERTIES AND CLAIMS - Historically, UWIN has capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. UWIN carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At March 31, 2001, and 2000, management believes the net realizable value of the mineral reserves is in excess of UWIN's cost in the claims.

         REAL ESTATE HELD FOR DEVELOPMENT. - Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado, Nevada County, California, and Wellesley Island, New York. UWIN has capitalized certain direct costs of pre-development

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



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

         INCOME TAXES - UWIN accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.

         EARNINGS PER SHARE DATA - UWIN accounts for its earnings per share data under the provisions of SFAS No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the "treasury stock method" and for convertible debt securities using the "if converted method".

         STOCK-BASED COMPENSATION - UWIN accounts for its stock-based compensation under the provisions of SFAS No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, UWIN is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25"), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. UWIN elected to continue following the provisions of APB No. 25.

         RECLASSIFICATIONS - Certain prior-year balances have been reclassified to conform to current year presentations. These reclassifications had no effect on net income or equity as of or for the year ended March 31, 2000.

         BASIS OF PRESENTATION - These financial statements are consolidated for all wholly-owned subsidiaries as of March 31, 2001 and 2000. Affiliated companies in which UWIN does not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



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

         CONCENTRATION OF RISK - UWIN does not currently have gaming operations other than the IC-BH Casino on which it is dependent to a large extent for its revenues. Accordingly, UWIN will be subject to greater risks than a geographically diversified gaming operation, including, but not limited to, risks related to local economic and competitive conditions, complications caused by weather or road closure, road construction on primary access routes, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters.

         Any decline in the number of residents or visitors to the Black Hawk market, a downturn in the overall economy of the area served by the Black Hawk market, a decrease in gaming activities in the Black Hawk market or an increase in competition could have a material adverse effect on UWIN.

NOTE 3. ISLE OF CAPRI BLACK HAWK

         In April 1997, UWIN and Isle, through wholly-owned subsidiaries, Black Hawk Gold, Ltd. ("BHG") and Casino America of Colorado, Inc. ("CAC"), respectively, formed IC-BH. The purpose of IC-BH was the construction and operation of the Casino and a hotel on the Black Hawk property. The Casino opened for business in December 1998, and Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's revenues and operating profit. UWIN contributed the Black Hawk property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

         The Casino is financed by $75 million in 13% First Mortgage Notes due August 2004 issued by IC-BH. The $29 million hotel on top of the Casino was financed by cash flows from the Casino, and a $5.75 million loan from Isle, $5 million of which has been repaid.

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

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's year ended March 31, 2001, IC-BH's undistributed earnings allocable to UWIN through April 30, 2001 (IC-BH's fiscal year end) totaled $6,357,255. In February 2001, UWIN received a cash distribution of $297,498 from IC-BH and UWIN's basis in the project through April 30, 2001 is $8,358,833.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal year ended April 29, 2001:




                        Isle of Capri Black Hawk, L.L.C.
                             Condensed Balance Sheet
                              as of April 29, 2001


                                                                                        (In thousands)

Current assets                                                                            $    14,410
Property and equipment                                                                        103,677
Other assets                                                                                    3,147
                                                                                          -----------
Total assets                                                                              $   121,234
                                                                                          ===========

Current liabilities                                                                        $   15,750
Long-term debt                                                                                 75,000
Members' equity                                                                                30,484
                                                                                           ----------
Total liabilities and members' equity                                                      $  121,234
                                                                                           ==========

                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statement
                        For the year ended April 29, 2001


                                                                                        (In thousands)
Revenue:
Casino                                                                                     $  101,997
Rooms                                                                                           3,769
Food, beverage, and other                                                                      14,021
                                                                                           ----------
     Total revenue                                                                            119,787

Operating expenses:
Casino                                                                                         14,817
Gaming taxes                                                                                   20,082
Rooms                                                                                           1,168
Food, beverage, and other                                                                      54,096
                                                                                           ----------
     Total operating expenses                                                                  90,163

Earnings from operations                                                                       29,624
                                                                                           ----------

Interest expense, net                                                                          11,504
Depreciation                                                                                    3,336
                                                                                           ----------

Net income                                                                                 $   14,784
                                                                                           ==========

The difference in UWIN's carrying value of its investment in IC-BH and its equity interest in IC-BH is primarily due to the fact that UWIN originally contributed appreciated property which was initially recorded by IC-BH at its fair market value while UWIN continued to carry the property at its original cost basis.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 4. REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

         UWIN, through its wholly-owned subsidiary, Gold Mountain Development, L.L.C. ("GMD"), owns approximately 240 acres of real property in the vicinity of Black Hawk, Colorado. During fiscal year 2000, GMD exchanged certain acres of real property located in Gilpin County, Colorado, for certain acres of real property owned by Proland Management, L.L.C. ("Proland"). Components of the exchange include GMD extinguishing a note receivable due from Proland in the amount of $160,045 including interest and the issuance to Proland of a long-term note payable in the amount of $47,098. The note payable bears interest at a rate of 10% per annum with principal and interest payable at maturity. This land exchange resulted in an additional 70 acres net to UWIN, increasing its holdings to approximately 240 acres contiguous to the city of Black Hawk.


         UWIN is evaluating the feasibility of developing a mixed-use development that is predominately resort oriented in character. A championship 18-hole golf course is in the preliminary design stage, and should be the central amenity within the project. UWIN is in negotiations to finance the project. Sales of pad sites may be made to assist in the funding of the project. As of the date hereof, no joint venture projects or sales have been consummated.

         In April 2000, UWIN's wholly-owned subsidiary, Blue Diamond Resorts, Inc., acquired 860 acres on Wellesley Island in New York state for approximately $1,802,000. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway between the borders of the United States and Canada. The area is approximately 90 miles north of Syracuse, New York. The eight-mile long island has for many years capitalized on increased domestic and international traffic that frequents this historic tourist destination. The 1000 Island International Tourism Council has indicated that there are over 19 million people within 300 miles of Wellesley Island. UWIN is conducting a feasibility study of the real estate for development of a master-planned resort community, which covers roughly 10 percent of the island. The potential exists for an Indian-based casino in the area, the successful accomplishment of which cannot be accurately predicted due to numerous requirements for local, and state governmental approvals. Blue Diamond Resorts, Inc. has commenced sales efforts of portions of the real estate.

         Interest is capitalized in connection with the development of the properties owned by Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc. During the year ended March 31, 2001, GMD and Blue Diamond Resorts, Inc., capitalized as a development cost $120,000 and $213,597 of interest, respectively. No interest was capitalized during the year ended March 31, 2000.

         UWIN, through its wholly-owned subsidiary, Sunrise Land and Mineral Corporation, ("Sunrise"), owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise has been inactive since its acquisition in 1995. UWIN is evaluating the highest and best use of Sunrise's land.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 5. RESTAURANT CONNECTIONS INTERNATIONAL, INC.

         In August 1998, Restaurant Connections International, Inc. ("RCI"), was formed with UWIN as a founding shareholder. UWIN currently owns an approximate 30% interest in RCI. In December 1998, RCI purchased the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 19 Pizza Hut restaurants in Sao Paulo.

         UWIN's ownership of RCI is being accounted for using the equity method of accounting. UWIN's investment in RCI is stated at cost, adjusted for its equity in the undistributed earnings or losses of RCI. RCI's undistributed losses allocable to UWIN through December 31, 2000 totaled $666,355. In accordance with the equity method of accounting, UWIN's investment account balance was reduced to zero and the remaining allocated loss of $643,955 is not reflected in the financial statements.

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

         Under the terms of the lease with Romarco, Romarco made an advance royalty payment to UWIN of $2,000 per month each month for the first twelve months of the lease agreement. Beginning August 1, 1999, the advance royalty payment increased to $3,000 per month; on August 1, 2001, it increases to $4,000 per month, and on August 1, 2002, it increases to $5,000 per month. Beginning August 1, 2003, the $5,000 monthly payment is to be adjusted, up or down, by the change in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments are to be credited to the production royalty payable under the lease.

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

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 7. SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following:


                                                                                             MARCH 31,
                                                                                     -------------------------
                                                                                       2001            2000
                                                                                     ----------     ----------
Note payable to individual, bearing interest at 12%, payable August 1999, extended until August 2001. Note is secured by a pledge of 1,000,686 shares of
UWIN stock. Holder has option of converting all or a portion of principal and accrued interest into shares of UWIN common stock at a rate of $3.00 per share or 85% of the average closing price of UWIN common stock for the ten days prior
to the date of election of conversion                                                $1,000,000     $1,000,000

Note payable to individual, bearing interest at 12%, extended until August 2001
Note is secured by real property consisting of undeveloped land in Gilpin
County, Colorado                                                                        600,000        600,000

Note payable to bank bearing interest at prime rate plus 1%, payable January
2002                                                                                    200,000             --

Note payable to individual, bearing interest at 12%, payable on demand                       --         15,000

Note payable to investment group, bearing interest at 12%, payable November
2000                                                                                         --         28,125

Note payable to individual, bearing interest at 12%, payable October 2000
                                                                                             --         50,000
Note payable to individual, bearing interest at 12%, payable on demand
                                                                                             --         50,000
Note payable to individual, bearing interest at 11%, payable October 2000
                                                                                             --         74,874
                                                                                     ----------     ----------

Total short-term notes payable                                                       $1,800,000     $1,817,999
                                                                                     ==========     ==========

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 8. LONG-TERM DEBT

         MORTGAGES PAYABLE - Mortgages payable are comprised of two mortgage notes of GMD, all secured by real property, consisting of undeveloped land in an adjacent area in Back Hawk, Gilpin County, Colorado. The mortgages outstanding are as follows:


                                                                                        MARCH 31,
                                                                              ------------------------------
                                                                                  2001              2000
                                                                              ------------      ------------
Note payable, interest at 8%, principal and interest payable in monthly
installments of $1,262, through January 2001                                  $         --      $     12,201

Note payable, interest at 8%, principal and interest payable in monthly
installments of $650, through April 2001                                             1,029             7,744

Note payable, interest at 8.5%, principal and interest payable in monthly
installments of $575, through December 2003                                         17,332            22,098
                                                                              ------------      ------------

Total mortgages payable                                                             18,361            42,043

Current portion of mortgages payable                                                (7,177)          (24,785)
                                                                              ------------      ------------

Long-term mortgages payable                                                   $     11,184      $     17,258
                                                                              ============      ============



The aggregate principal maturities on long-term mortgages are as follows:


                               Year Ended
                               March 31,
                               ---------
                                 2002                               $    7,177
                                 2003                                    6,189
                                 2004                                    4,995
                                                                     ---------

                                 Total                               $  18,361
                                                                     =========

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

         OTHER LONG-TERM NOTES AND CAPITAL LEASES PAYABLE - Long-term notes and capital leases payable are as follows:


                                                                                                MARCH 31,
                                                                                       ----------------------------
                                                                                          2001             2000
                                                                                       -----------      -----------
Note payable to individual ("Credit Facility"),  bearing interest at 11%, maturing
   December 2004                                                                       $ 7,400,000      $ 4,363,410

Note payable to investment group, bearing interest at 10%, maturing September
2001                                                                                        47,098           47,098

Capital leases for acquisition of computers, principal and interest payable in
monthly installments in the amount of $1,262, maturing 2004                                 30,762           37,777

Note payable for the acquisition of a company owned vehicle, principal and
interest payable in monthly installments of $745, maturing October 2002                     12,913               --

Note payable for the acquisition of a company owned vehicle, principal and
interest payable in monthly installments of $530, maturing December 2002                    10,215           15,403

Capital leases for acquisition of computers, principal and interest payable in
monthly installments in the amount of $1,345, maturing 2001                                     --            8,239
                                                                                       -----------      -----------

Total other long-term notes and capital leases payable                                   7,500,988        4,471,927

Current portion of  long-term notes and capital leases payable                             (69,808)         (22,593)
                                                                                       -----------      -----------

Long-term notes payable                                                                $ 7,431,180      $ 4,449,334
                                                                                       ===========      ===========



UWIN has entered into lease agreements for computer equipment. Future minimum lease payments for noncancellable capital leases are as follows:


                                Year Ended
                                 March 31,
                                ----------
                                   2002                                $15,150
                                   2003                                 15,150
                                   2004                                 12,625
                                                                       -------
                                                                        42,925
                                   Interest and sales tax              (12,163)
                                                                       -------
                                   Net present value                   $30,762
                                                                       =======

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



UWIN has a $13 million long-term credit facility (the "Credit Facility") payable to an individual. The outstanding Credit Facility bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The Credit Facility is secured by UWIN's interest in the Casino. Up to 54% of the Credit Facility is convertible into shares of UWIN's restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of the then total issued and outstanding stock of UWIN. UWIN believes its current working capital and available funds under the Credit Facility provide sufficient liquidity for the balance of fiscal 2002.

NOTE 9. INCOME TAXES

UWIN has adopted SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities are determined based on the difference between financial statement and tax bases of all assets and liabilities, measured by using the enacted statutory tax rates.

SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards ("NOLs"). For the year ended March 31, 2001, UWIN had NOLs amounting to $5,965,522. The NOLs expire as follows:



             Year Ended
             March 31,
             ----------
                 2002                                 $  $80,000
                 2003                                     80,000
                 2004                                     80,000
                 2005                                     80,000
                 2006                                     80,000
                 2007                                     80,000
                 2008                                     80,000
                 2009                                     80,000
                 2012                                    494,931
                 2013                                  1,110,359
                 2014                                  1,797,143
                 2020                                  1,923,089
                                                      ----------
                                                      $5,965,522
                                                      ==========

The NOLs are subject to certain limitations under the Internal Revenue Code. UWIN has a deferred tax asset as a result of the future tax benefit attributable to NOLs, determined by applying the enacted statutory rate of 34%. However, UWIN believes that the utilization of these NOLs could be significantly limited due to the change in ownership that occurred in 1994. UWIN also has recorded a deferred tax asset for compensation expense in connection with the issuance of stock options and for allocated earnings or losses of its equity investments that are not currently deductible for Federal income tax purposes. A valuation allowance was previously recorded equal to the net deferred tax asset. Management of UWIN believed sufficient uncertainty existed regarding the realizability of these NOL's resulting from UWIN's history of operating losses, it's ability to generate taxable income within the net operating loss carryforward period and limitations imposed as a result of a change in it's ownership occurring in 1994. No income tax expense or benefit was recorded for the year ended March 31, 2000.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001




         Although UWIN has a history of prior losses, those losses were primarily accumulated during its development stage. Based upon further analysis of the limitations and expirations of the NOL's and current earnings and future income projections of IC-BH, management of UWIN believes that it is more likely than not that the benefits of the NOL's will be realized. As a result, the valuation allowance was reduced and a net deferred tax asset of $1,803,186 and a corresponding federal income tax benefit of $1,803,186 were recorded during the three month period ended June 30, 2000.

         Since June 30, 2000, UWIN has recorded deferred tax expense in the amount of $1,353,348 resulting in a net deferred tax benefit of $449,838 for the year ended March 31, 2001.

         Deferred tax assets and liabilities at March 31, 2001 and 2000 are comprised of the following:


                                                                                 MARCH 31,
                                                                ---------------------------------------------
                                                                   2001           ACTIVITY           2000
                                                                -----------      -----------      -----------
DEFERRED TAX ASSETS:
Net operating loss carryforwards                                $ 2,028,278      $  (976,729)     $ 3,005,007
Stock options                                                        94,424          (59,067)         153,491
                                                                -----------      -----------      -----------
Total deferred tax assets                                         2,122,702       (1,035,796)       3,158,498

Deferred tax liabilities:
Equity in allocated earnings (losses) of equity investments      (1,672,864)        (978,778)        (694,086)
                                                                -----------      -----------      -----------
Total deferred tax asset, net                                       449,838       (2,014,574)       2,464,412

Valuation allowance for deferred tax assets                              --        2,464,412       (2,464,412)
                                                                -----------      -----------      -----------
Net deferred  tax assets                                        $   449,838      $   449,838      $        --
                                                                ===========      ===========      ===========


Reconciliations between the statutory Federal income tax expense (benefit) rate and UWIN's effective income tax (benefit) rate as a percentage of net income
(loss) from continuing operations were as follows:


                                                                           YEAR ENDED MARCH 31,
                                                       ----------------------------------------------------------------
                                                                   2001                                2000
                                                       -----------------------------      -----------------------------
                                                         PERCENT          DOLLARS           PERCENT            DOLLARS
                                                       -----------       -----------      -----------       -----------
Income tax expense at statutory federal rate                    34%      $ 1,694,173               34%      $   270,889
Permanent differences - expired NOL & other                      5%          261,334                6%           48,406
Increase due to current year net operating loss                 --                --               82%          653,850
Stock options                                                    1%           59,067               (4%)         (32,720)
Reversal of deferred tax asset valuation allowance             (49%)      (2,464,412)              --                --
Recaptured losses of IC-BH                                      --                --               64%          509,808
Equity in allocated (earnings) or losses of IC-BH               --                --             (182%)      (1,450,233)
                                                       -----------       -----------      -----------       -----------
Effective income tax rate                                       (9%)     $  (449,838)             -0-       $       -0-
                                                       ===========       ===========      ===========       ===========

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 10. EQUITY, STOCK PLAN AND WARRANTS

         During 1999, UWIN established the 1999 Stock Option Plan, (the "Stock Option Plan"). The Stock Option Plan is discretionary and provides for the granting of awards, including options for the purchase of UWIN's common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to directors, officers, employees and independent contractors of UWIN and its affiliates. Common stock options and stock awards granted under the Stock Option Plan expire on October 8, 2004 and generally vest immediately but are restricted as to exercise for the first six months subsequent to the date of grant. An aggregate of 1,200,000 shares of common stock have been reserved for grants under the Stock Option Plan, of which 262,500 shares were available for future grants at March 31, 2001. Shares of common stock awarded as restricted stock are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment or service or achievement of certain performance milestones. On June 20, 2001, the Board of Directors approved an increase in the number of shares of common stock reserved for issuance under the 1999 Stock Option Plan from 1,200,000 shares to 2,500,000 shares.

         During the year ended March 31, 2001, UWIN issued warrants to purchase 449,432 shares of common stock for financing. In the year ended March 31, 2001, UWIN issued options to purchase 50,000 shares of common stock to three employee. All options granted during the year ended March 31, 2001 vest immediately and are exercisable as of the date granted. During the year ended March 31, 2000, UWIN issued warrants to purchase 100,000 shares of common stock for business consulting. During the year ended March 31, 2000, UWIN issued options to purchase 1,343,902 shares of common stock for financing. In the year ended March 31, 2000, UWIN issued options to purchase 887,500 shares of common stock for director and advisory director compensation for the fiscal years 1997, 1998, and 1999. All options granted during the year ended March 31, 2000 vest immediately and are exercisable as of the date granted.

         UWIN has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recorded for the years ended March 31, 2001 or 2000 in accordance with the intrinsic value method prescribed in APB No. 25, and related Interpretations of SFAS No. 123 for equity awards to nonemployees. Information regarding the options and warrants for 2001 and 2000 is as follows:


                                                       YEAR ENDED MARCH 31,
                                              OPTIONS                         WARRANTS
                                     --------------------------      --------------------------
                                        2001            2000            2001            2000
                                     ----------      ----------      ----------      ----------
Outstanding, beginning of year          881,500              --       1,989,346         823,736
Granted                                  50,000         887,500         449,432       1,443,902
Exercised                               (14,000)         (6,000)             --        (162,000)
Expired or cancelled                         --              --        (292,500)       (116,292)
                                     ----------      ----------      ----------      ----------

Outstanding, end of year                917,500         881,500       2,146,278       1,989,346
                                     ----------      ----------      ----------      ----------
Exercisable, end of year                917,500         881,500       1,429,277       1,609,902
                                     ----------      ----------      ----------      ----------
Available for grant, end of year        262,500         312,500              --              --
                                     ----------      ----------      ----------      ----------

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



The weighted average option and warrant exercise price information for 2001 and 2000 is as follows:


                                                         YEAR ENDED MARCH 31,
                                                  OPTIONS                     WARRANTS
                                         -------------------------     -------------------------
                                            2001           2000           2001           2000
                                         ----------     ----------     ----------     ----------

Outstanding, beginning of year           $     2.06     $       --     $     2.38     $     2.14
Granted during the year                  $     2.06     $     2.06     $     2.99     $     2.61
Exercised during the year                $     2.06     $     2.06     $       --     $     1.54
Expired or cancelled during the year     $     2.06     $       --     $     2.48     $     3.41
Outstanding at end of year               $     2.06     $     2.06     $     2.61     $     2.38
Exercisable at end of year               $     2.06     $     2.06     $     2.46     $     2.37

Significant option and warrant groups outstanding at March 31, 2001, and related weighted average exercise price and life information is as follows:


                      OPTIONS          WARRANTS                            EXERCISE         REMAINING
  GRANT DATE        OUTSTANDING       OUTSTANDING       EXERCISABLE          PRICE         LIFE (YEARS)
---------------    -------------     -------------     -------------     -------------     -------------
April 1996                    --            16,000            16,000     $        1.50               0.1
December 1997                 --           100,000            50,000     $        2.25               1.8
December 1997                 --           136,944           136,944     $        2.10               0.8
June 1999                     --           100,000           100,000     $        2.75               1.2
September 1999                --            30,000            30,000     $        2.50               1.6
October 1999             867,500                --           867,500     $        2.06               3.6
October 1999                  --            20,000            20,000     $        1.80               1.2
November 1999                 --           150,000           150,000     $        1.80               3.7
November 1999                 --            25,000            25,000     $        2.50               1.7
December 1999                 --         1,118,902           891,333     $        2.63               3.8
October 2000              50,000                --            50,000     $        2.06               3.6
October 2000                  --           439,432                --     $        2.63               3.8
December 2000                 --            10,000            10,000     $        2.25               0.7

The weighted average fair value at date of grant for options granted during 2001 and 2000 was $2.32 and $1.63 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                                              Year Ended March 31,
                                                              ---------------------
                                                               2001          2000
                                                              -------       -------
                               Expected life (years)          4 years       4 years
                               Interest rate                     6.0%          5.7%
                               Dividend yield                     --            --
                               Forfeiture rate                     5%            5%
                               Volatility                        103%          118%

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Had compensation costs for UWIN's stock option plan been determined based on the fair value at the grant date in 2000 consistent with the provisions of SFAS No. 123, UWIN's net income (loss) and net income (loss) per share would have decreased to the pro forma amounts indicated below:



                                                  Year Ended March, 31
                                            -------------------------------
                                                 2001             2000
                                            -------------     -------------

Net income - as reported                    $   5,432,701     $     796,730
Net loss - pro forma                        $   5,356,083     $    (155,673)
Net income per share - as reported
  Basic                                     $        0.52     $        0.06
  Diluted                                   $        0.48     $        0.06
Net income (loss) per share - pro forma
  Basic                                     $        0.51     $       (0.02)
  Diluted                                   $        0.47     $       (0.02)

The pro forma impact only takes into account options granted since April 1, 1999. Since all options granted since April 1, 1999 vest immediately, the full impact of calculating compensation costs, net of tax, for stock options under SFAS No. 123 is reflected in the pro forma net loss and pro forma net loss per share (basic and diluted) amounts presented above.

         COMPUTATION OF EARNINGS PER SHARE - The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.


                                                    YEAR ENDED MARCH 31, 2001
                                            ----------------------------------------------
                                              Income            Shares         Per-Share
                                            (Numerator)      (Denominator)       Amount
                                            ------------     -------------    ------------
BASIC EPS
Income available to common stockholders     $  5,390,835       10,423,559     $       0.52

EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                     --          596,534            (0.03)
Convertible debt                                 144,457          543,700            (0.01)
                                            ------------     ------------     ------------

FULLY DILUTED EPS
Income available to common stockholders     $  5,535,292       11,563,793     $       0.48
                                            ============     ============     ============


                                                      YEAR ENDED MARCH 31, 2000
                                             ------------------------------------------------
                                                Income           Shares           Per-Share
                                              (Numerator)     (Denominator)         Amount
                                             ------------     -------------      ------------
BASIC EPS
Income available to common stockholders      $    626,942        10,018,297      $       0.06

EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                      --           239,544                --
                                             ------------      ------------      ------------

DILUTED EPS
Income available to common stockholders      $    626,942        10,257,841      $       0.06
                                             ============      ============      ============

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



         As discussed in Note 8, UWIN has various convertible debt securities of which the holders of those debt instruments have the option to convert all or a portion of principal and accrued interest to common stock of UWIN. In accordance with SFAS No. 128, the effects of applying the if-converted method for the years ended March 31, 2001 and 2000 results in these convertible debt securities being dilutive.

NOTE 11. SEGMENT REPORTING

         During the year ended March 31, 1999, UWIN adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

         UWIN operates in four business segments (i) gaming, (ii) real estate,
(iii) restaurant franchise, and (iv) mining properties and claims. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado. The commercial and residential real estate segment involves the development of master-planned residential and commercial property project adjacent to Black Hawk, Colorado and another at Wellesley Island, New York. The restaurant franchise segment involves an ownership interest in Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of its property and retaining a royalty interest under the lease.

         Summarized financial information concerning UWIN's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.




                                                               YEAR ENDED MARCH 31, 2001
                           -----------------------------------------------------------------------------------------------
                                                Real         Restaurant
                              Gaming           Estate         Franchise         Mining           Other           Totals
                           ------------     ------------     ------------    ------------     ------------    ------------
Revenue                    $         --     $         --     $         --    $     36,000     $    119,023    $    155,023
Segment profit (loss)          (873,418)        (598,583)              --         (86,170)          86,901      (1,471,270)
Segment assets                8,358,833        4,936,165               --         480,812               --      13,775,810
Interest expense                     --           82,671               --           2,312          511,033         596,016
Interest income                      --               --               --              --          317,343         317,343
Equity in income
   of equity investment       6,357,255               --           96,878              --               --       6,454,133



                                                               YEAR ENDED MARCH 31, 2000
                           -------------------------------------------------------------------------------------------
                                              Real         Restaurant
                              Gaming         Estate         Franchise        Mining           Other           Totals
                           -----------     -----------     -----------     -----------     -----------     -----------
Revenue                    $        --     $        --     $        --     $    32,000     $    61,421     $    93,421
Segment loss                  (365,658)       (481,650)             --         (62,133)       (555,716)     (1,465,157)
Segment assets               2,299,076       2,582,823              --         480,812              --       5,362,711
Interest expense                    --         225,033              --             628         153,090         378,751
Interest income                     --         205,601              --              --          41,050         246,651
Equity in income (loss)
   of equity investment      2,299,076              --         (37,189)             --              --       2,261,887

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


Reconciliation of reportable segment assets to UWIN's consolidated totals are as follows:


                                                                      MARCH 31,
                                                              --------------------------
                                                                  2001          2000
                                                              -----------    -----------
Assets

Total assets for reportable segments                          $13,775,810    $ 5,362,711
Cash not allocated to segments                                    308,658      1,489,735
Notes receivable not allocated to segments                      2,393,082      3,027,174
Furniture, fixtures, & equipment not allocated to segments
                                                                   77,030         85,149
Other assets not allocated to segments                            823,168        174,401
                                                              -----------    -----------

Total assets                                                  $17,377,748    $10,139,170
                                                              ===========    ===========

Reconciliation of reportable segment revenues to UWIN's consolidated totals are as follows:


                                                                  MARCH 31,
                                                         ----------------------------
                                                             2001            2000
                                                         ------------    ------------

Revenue

Total revenue for reportable segments                    $    155,023    $     93,421
Interests income not allocated to reportable segments         317,343         246,651
                                                         ------------    ------------

Total revenue                                            $    472,366    $    340,072
                                                         ============    ============

Reconciliation of reportable segment profit or loss to UWIN's consolidated totals are as follows:


                                                   MARCH 31,
                                          ---------------------------
                                             2001             2000
                                          -----------     -----------

Profit or loss

Total loss for reportable segments        $(1,471,270)    $(1,465,157)
Equity in income of equity investments      6,454,133       2,261,887
                                          -----------     -----------

Net income before income tax benefit      $ 4,982,863     $   796,730
                                          ===========     ===========


NOTE 12. 401(k) PLAN

         UWIN has a 401(k) plan, under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, UWIN may make discretionary matching contributions of 50% of employee contributions up to 6% of employees' compensation. Employees vest in such contributions at the end of one year of service. UWIN's discretionary contributions for the years ended March 31, 2001 and 2000 were $4,791 and $6,996, respectively.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 13. RELATED PARTY TRANSACTIONS

         In the ordinary course of business, UWIN has entered into transactions with related entities. The majority of these transactions include loans made or received from related parties. Following is a description of those transactions during the years ended March 31, 2001 and 2000.

         During the fiscal year ended March 31, 2001, UWIN loaned Clay County Holdings, Inc. ("CCH") $1,327,988 for working capital purposes. Also during fiscal 2001, CCH loaned RCI $292,860 for working capital purposes. During fiscal 2000, CCH purchased, for itself or its assigns, 38,865 shares of UWIN restricted common stock for cash of $61,923.

         During fiscal year ended March 31, 2001, UWIN redeemed the 141,490 shares of 12% cumulative preferred stock issued to CCH and Aaminex Capital Corp. The $1,414,900 carrying amount of preferred stock, plus accrued but unpaid dividends of $352,120 were satisfied in exchange for reduction of amount due from affiliates.

NOTE 14. LEGAL PROCEEDINGS

         UWIN is not presently engaged in any material litigation.