Form 10QSB
period 2001-06-30
NEVADA GOLD & CASINOS INC
filed 2001-08-14
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal period ended June 30, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from__________________ to ______________________

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


     The number of common shares outstanding was 10,488,943 as of August 13, 2001.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.....................................3

         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND
           MARCH 31, 2001......................................................3

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           JUNE 30, 2001 AND 2000..............................................4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
           JUNE 30, 2001 AND 2000..............................................5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS..................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................15


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...................................................17
ITEM 2.  CHANGES IN SECURITIES................................................17
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES........................17
ITEM 5.  OTHER INFORMATION....................................................17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K......................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           Nevada Gold & Casinos, Inc.
                           Consolidated Balance Sheets

                                                                                      June 30,       March 31,
                                                                                        2001           2001
                                                                                     -----------    -----------
                                                                                     (Unaudited)     (Audited)
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                            $   475,915    $   308,658
Other assets                                                                             297,522        137,898
                                                                                     -----------    -----------
TOTAL CURRENT ASSETS                                                                     773,437        446,556
                                                                                     -----------    -----------

Other assets:
  Isle of Capri Black Hawk, L.L.C.                                                    10,029,528      8,358,833
  Restaurant Connections International, Inc. (RCI)                                            --             --
  Gold Mountain Development, L.L.C.                                                    2,379,202      2,262,859
  Blue Diamond Resorts, Inc.                                                           2,429,591      2,301,556
  Goldfield Resources, Inc.                                                              480,812        480,812
  Sunrise Land and Minerals, Inc.                                                        371,750        371,750
Note receivable from affiliate                                                         2,235,714      1,587,859
Note receivable - other                                                                1,756,731        805,223
Deferred loan issue costs                                                                218,659        235,432
Deferred tax asset                                                                            --        449,838
Furniture, fixtures, and equipment, net of accumulated depreciation of
  $186,601 and $179,108 at June 30 and March 31, 2001, respectively                       69,537         77,030
                                                                                     -----------    -----------
TOTAL ASSETS                                                                         $20,744,961    $17,377,748
                                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                             $    63,925    $   159,423
Accrued interest payable                                                                   7,447        151,885
Short term notes payable                                                                 800,000      1,800,000
Deferred tax liability                                                                    11,948             --
Current portion of long term debt                                                         76,383         76,985
                                                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                                                                959,703      2,188,293
                                                                                     -----------    -----------
LONG TERM DEBT
Mortgages payable, net of current portion                                                  9,687         11,184
Notes payable, net of current portion                                                 11,275,015      7,431,180
                                                                                     -----------    -----------
TOTAL LONG TERM DEBT                                                                  11,284,702      7,442,364
                                                                                     -----------    -----------
TOTAL LIABILITIES                                                                     12,244,405      9,630,657
                                                                                     -----------    -----------
STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 10,467,656 and 10,493,323 shares issued and outstanding at June 30 and
March 31, 2001, respectively                                                           1,256,119      1,259,198
Additional paid in capital                                                             9,505,448      9,555,911
Accumulated deficit                                                                   (2,261,011)    (3,068,018)
                                                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                             8,500,556      7,747,091
                                                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $20,744,961    $17,377,748
                                                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   June 30,
                                                       --------------------------------
                                                           2001                2000
                                                       ------------        ------------
REVENUES
Royalty income                                         $      9,000        $      9,000
Interest income                                              93,370             102,816
Other income                                                 28,956              21,897
                                                       ------------        ------------
TOTAL REVENUES                                              131,326             133,713
                                                       ------------        ------------
EXPENSES
General and administrative                                  116,729              66,152
Interest expense                                            172,552             200,269
Salaries                                                    116,779             118,994
Legal and professional fees                                 110,911              80,118
Other                                                        16,257              11,527
                                                       ------------        ------------
TOTAL EXPENSES                                              533,228             477,060
                                                       ------------        ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK            1,670,695           1,403,630
EQUITY IN LOSS OF RCI                                            --              (6,266)
                                                       ------------        ------------

Net income before income tax (provision) benefit          1,268,793           1,054,017
Federal income tax (provision) benefit                     (461,786)          1,803,186
                                                       ------------        ------------
NET INCOME                                             $    807,007        $  2,857,203
                                                       ============        ============
PER SHARE INFORMATION
Net income                                             $    807,007        $  2,857,203
                                                       ------------        ------------

Net income available to common shareholders            $    807,007        $  2,857,203
                                                       ============        ============
Weighted average number of common shares
   outstanding                                           10,490,374          10,354,210
                                                       ============        ============
Net income per common share, basic and diluted         $       0.08        $       0.28
                                                       ============        ============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                          June 30,
                                                               ------------------------------
                                                                  2001               2000
                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   807,007        $ 2,857,203
Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation                                                       7,493              8,921
  Amortization of loan issue costs                                  16,773                 --
  Equity in earnings of Isle of Capri Black Hawk                (1,670,695)        (1,403,630)
  Equity in loss of RCI                                                 --              6,266
  Consultant option expense                                             --              1,763
  Deferred tax expense                                             461,786         (1,803,186)
Changes in operating assets and liabilities:
  Other assets                                                     (65,031)          (272,766)
  Accounts payable and accrued liabilities                        (239,936)           291,135
                                                               -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                             (682,603)          (314,294)
                                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and assets held for development          (321,786)        (1,713,997)
Purchase of furniture, fixtures, and equipment                          --             (7,033)
Note receivable - other                                           (968,693)           123,681
Note receivable from an affiliate                                 (647,855)          (822,000)
                                                               -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                           (1,938,334)        (2,419,349)
                                                               -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                               2,850,000          1,386,590
Reacquisition and retirement of common stock                       (53,542)                --
Common stock issued for cash, net of offering costs                     --            115,450
Payments on debt                                                    (8,264)           (71,759)
                                                               -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        2,788,194          1,430,281
                                                               -----------        -----------
Net increase in cash                                               167,257         (1,303,362)
Beginning cash balance                                             308,658          1,489,735
                                                               -----------        -----------
Ending cash balance                                            $   475,915        $   186,373
                                                               ===========        ===========
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                         $   432,558        $   145,340
                                                               -----------        -----------


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

         Nevada Gold & Casinos, Inc., which currently trades on the Over-the-Counter Bulletin Board under the ticker symbol "UWIN" (referred to herein as "UWIN"), has developed its business in the areas of gaming, real estate development, and restaurant franchise operations. UWIN was founded in 1977 and since 1993, its primary focus has been the development of gaming and real estate properties in Colorado, California and New York.

         In April 1997, UWIN and Isle of Capri Casinos, Inc. ("Isle") entered in to a joint venture, the Isle of Capri-Black Hawk, L.L.C. ("IC-BH") for the construction and operation of the IC-BH Casino (the "Casino") and a hotel in Black Hawk, Colorado. The Casino opened for business in December 1998, and Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's and the hotel's revenues and operating profit. UWIN contributed the Black Hawk property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

         The $29 million luxury 237-room hotel addition built on top of the Casino and parking garage opened in July 2000.

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

         UWIN and its venture partner, Isle, developed the Casino, which commenced operations in December 1998; however, UWIN cannot assure that the Casino will continue to be successful. The ownership and operation of gaming facilities are subject to extensive state and local regulation. UWIN cannot assure that it or Isle will be able to continue to comply or conduct business in accordance with the applicable regulations. The short-term viability of UWIN is dependent upon the continued successful operation of the Casino and hotel on top of the Casino.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements included herein have been prepared by UWIN, without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that all disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with UWIN's audited consolidated financial statements included in UWIN's Annual Report on Form 10-KSB for the year ended March 31, 2001.

         CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

         MINING PROPERTIES AND CLAIMS - Historically, UWIN capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. UWIN carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At June 30, 2001, and March 31, 2001, management believes the net realizable value of the mineral reserves is in excess of UWIN's cost in the claims.

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

         EARNINGS PER SHARE DATA - UWIN accounts for its earnings per share data under the provisions SFAS No. 128 - "Earnings per Share," which establishes the requirements for presenting earnings per share ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the "treasury stock method" and for convertible debt securities using the "if converted method".

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

         BASIS OF PRESENTATION - These financial statements are consolidated for all wholly owned subsidiaries as of June 30 and March 31, 2001. Affiliated companies in which UWIN does not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

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

         Any decline in the number of visitors to the Black Hawk Market, a downturn in the overall economy of the area served by the Black Hawk Market, a decrease in gaming activities in the Black Hawk Market or an increase in competition could have a material adverse effect on UWIN.

NOTE 3. ISLE OF CAPRI BLACK HAWK

         In April 1997, UWIN and Isle, through wholly-owned subsidiaries, Black Hawk Gold, Ltd. ("BHG") and Casino America of Colorado, Inc. ("CAC"), respectively, formed IC-BH. The purpose of IC-BH was the construction and operation of the Casino and a hotel in Black Hawk, Colorado. The Casino opened for business in December 1998 and the hotel commenced operations in July 2000. Isle operates the Casino and the hotel under a management agreement for a fee based upon a percentage of revenues and operating profit. UWIN contributed the Black Hawk property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

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

         UWIN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's period ended June 30, 2001, IC-BH's undistributed earnings allocable to UWIN through IC-BH's fiscal quarter ended July 29, 2001 totaled $1,670,695. UWIN's basis in the project through July 29, 2001 is $10,029,528.

         The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal quarter ended July 29, 2001:

                        Isle of Capri Black Hawk, L.L.C.
                            Condensed Balance Sheets
                                 (In thousands)

                                                    July 29,
                                            -----------------------
                                              2001           2000
                                            -----------------------
Current assets                              $ 22,224       $ 10,819
Property and equipment (net)                 103,084        104,095
Other assets                                   2,990          3,458
                                            --------       --------
Total assets                                $128,298       $118,372
                                            ========       ========

Current liabilities                         $ 17,866       $ 23,716
Long-term debt                                76,063         75,000
Members' equity                               34,369         19,656
                                            --------       --------
Total liabilities and members' equity       $128,298       $118,372
                                            ========       ========


                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statements
                                 (In thousands)

                                              Three Months Ended
                                                   July 29,
                                            -----------------------
                                              2001           2000
                                            -----------------------
Revenue:
Casino                                        27,050         24,458
Rooms                                          1,428             64
Food, beverage, and other                      3,774          3,364
                                            --------       --------
     Total revenue                            32,252         27,886

Operating expenses:
Casino                                         1,727          1,684
Gaming taxes                                   5,369          4,803
Rooms                                            627             85
Food, beverage, and other                      2,588          2,372
Other operating expense                       14,094         12,763
                                            --------       --------
    Total operating expenses                  24,405         21,707
Earnings from Operations                       7,847          6,179
                                            --------       --------
Interest expense, net                         (2,975)        (2,337)
Depreciation                                    (990)          (574)
                                            --------       --------
Net income                                     3,882          3,268
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

         UWIN's ownership interest in RCI is being accounted for using the equity method of accounting. UWIN's investment in RCI is stated at cost, adjusted for its equity in the undistributed earnings or losses of RCI. RCI's undistributed losses allocable to UWIN through March 31, 2001 totaled $652,712. In accordance with the equity method of accounting, UWIN's investment account balance was reduced to zero and the remaining allocated loss of $643,955 is not reflected in the financial statements. For the three months ended June 30, 2001, allocated income from RCI totaled $13,643 reducing the previously suspended loss to $630,312.

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

NOTE 7. FEDERAL INCOME TAXES

         UWIN has available net operating loss carryforwards ("NOL's") amounting to $4,399,525 as of June 30, 2001. A valuation allowance was previously recorded equal to the net deferred tax asset. Management of UWIN believed sufficient uncertainty existed regarding the realizability of these NOL's resulting from UWIN's history of operating losses, it's ability to generate taxable income within the net operating loss carryforward period and limitations imposed as a result of a change in it's ownership occurring in 1994.

         Although UWIN has a history of prior losses, those losses were primarily accumulated during its development stage. Based upon further analysis of the limitations and expirations of the NOL's and current earnings and future income projections of IC-BH, management of UWIN believes that it is more likely than not that the benefits of the NOL's will be realized. As a result, the valuation allowance was reduced and a net deferred tax asset of $1,803,186 and federal income tax benefit of $1,803,186 were recorded for the three months period ended June 30, 2000.

         For the three months ended June 30, 2001, UWIN has recorded deferred tax expense in the amount of $461,786.

NOTE 8. SEGMENT REPORTING

         UWIN has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

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

                                                            THREE MONTHS ENDED JUNE 30, 2001
                                 ------------------------------------------------------------------------------------------------
                                                       Real          Restaurant
                                    Gaming            Estate         Franchises      Mining            Other            Totals
                                 ------------------------------------------------------------------------------------------------
Revenue                          $         --      $         --      $     --     $      9,000      $     28,956     $     37,956
Segment profit (loss)                (245,662)         (157,152)           --          (23,148)           24,060         (401,902)
Segment assets                     10,029,528         5,180,543            --          480,812                --       15,690,883
Interest expense                           --            19,786            --              372           152,394          172,552
Interest income                            --                --            --               --            93,370           93,370
Equity in earnings
   of equity investment             1,670,695                --            --               --                --        1,670,695


                                                               THREE MONTHS ENDED JUNE 30, 2000
                                 -------------------------------------------------------------------------------------------------
                                                      Real         Restaurant
                                    Gaming           Estate        Franchises          Mining           Other            Totals
                                 -------------------------------------------------------------------------------------------------
Revenue                          $        --      $        --      $        --      $     9,000      $    21,897      $    30,897
Segment loss                        (101,626)        (163,923)              --          (19,583)         (58,214)        (343,346)
Segment assets                     3,702,706        4,277,256               --          480,812               --        8,460,774
Interest expense                          --           51,436               --              375          148,458          200,269
Interest income                           --               --               --               --          102,816          102,816
Equity in earnings (loss) of
   equity investment               1,403,630               --           (6,266)              --               --        1,397,364


Reconciliation of reportable segment assets to UWIN's consolidated totals are as follows:

                                                                            JUNE 30,
                                                                 -----------------------------
                                                                    2001              2000
                                                                 -----------       -----------
Assets
Identifiable assets for reportable segments                      $15,690,883       $ 8,460,774
Cash not allocated to segments                                       475,915           186,373
Furniture, fixtures, & equipment not allocated to segments            69,537           102,736
Other assets not allocated to segments                             4,508,626         4,222,124
                                                                 -----------       -----------
Total assets                                                     $20,744,961       $12,972,007
                                                                 ===========       ===========

Reconciliation of reportable segment revenues to UWIN's consolidated totals is as follows:

                                                                   JUNE 30,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
Revenue
Total revenue for reportable segments                      $ 37,956       $ 30,897
Interest income not allocated to reportable segments         93,370        102,816
                                                           --------       --------
Total revenues                                             $131,326       $133,713
                                                           ========       ========

Reconciliation of reportable segment profit or loss to UWIN's consolidated totals are as follows:

                                                        JUNE 30,
                                             ------------------------------
                                                 2001               2000
                                             -----------        -----------
Profit or loss
Total loss for reportable segments           $  (401,902)       $  (343,347)
Equity in income of equity investments         1,670,695          1,397,364
                                             -----------        -----------
Net income before income tax benefit         $ 1,268,793        $ 1,054,017
                                             ===========        ===========

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

         The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. UWIN's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended March 31, 2001. These forward-looking statements speak only as of the date hereof. UWIN expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         General

         UWIN is primarily engaged in gaming, real estate development, and restaurant franchise operations. UWIN reported net income of $807,007 for the three months ended June 30, 2001 compared to a net income of $2,857,203 for the three months June 30, 2000.

         UWIN's 43% ownership interest in the IC-BH is being accounted for using the equity method of accounting. UWIN's investment in the joint venture is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWIN's period ended June 30, 2001, IC-BH's income allocable to UWIN through July 29, 2001, IC-BH's quarter end, totaled $1,670,695. UWIN's basis in the project through January 29, 2001 is $10,029,528. The hotel located on top of the Casino and parking garage opened in July 2000.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, Wellesley Island, New York, and Nevada County, California. UWIN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

         Since June 30, 2000, UWIN has recorded deferred tax expense in the amount of $1,832,182, including $461,786 for the three months ended June 30, 2001.

Results of Operations

         Comparison of three months ended June 30, 2001 and 2000

         REVENUES. Revenues decreased $2,387 to $131,326 for the three months ended June 30, 2001, compared to $133,713 for the three months ended June 30, 2000. The decrease in current revenues is attributable to a decrease in interest income.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $50,577 to $116,729 for the three months ended June 30, 2001, as compared to the same period in the prior year. The increase is attributable to an increase in travel expense, office rent, and general office expense.

         INTEREST EXPENSE. Interest expense decreased $27,717 to $172,552 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The decrease is due to the capitalization of interest expense of $117,863 associated with loans for capital assets purchased for development.

         SALARIES. Salaries decreased $2,215 to $116,779 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased $30,793, to $110,911 for the three months ended June 30, 2001, as compared to the same period in the prior year. The increase is due to an increase in outside legal services and consulting services relating to general corporate business.

         TOTAL EXPENSES. Total expenses increased $56,168, to $533,228 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase was due primarily to an increase in general and administrative expenses and legal and professional expenses.

         NET INCOME. UWIN reported net income of $807,007 for the three months ended June 30,2001, as compared to net income of $2,857,203 for the three month ended June 30, 2000. This decrease is the results of UWIN reporting federal income tax benefit associated with a reversal of a valuation allowance against its net operating loss carryforward in the amount of $1,803,186 during the three months period ended June 30, 2000 and federal income tax provision in the amount of $461,786 for the three months ended June 30, 2001.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Cash used in operating activities for the three months ended June 30, 2001 amounted to $682,603, an increase of $368,309 compared to the $314,294 of cash used in operating activities for the three months ended June 30, 2000.

         INVESTING ACTIVITIES. Cash used in investing activities during the three months ended June 30, 2001 amounted to $1,938,334, a decrease of $481,015 over the $2,419,349 of cash used in investing activities for the three months ended June 30, 2000.

         FINANCING ACTIVITIES. UWIN has financed its operating and investing activities primarily from the proceeds of private placements of its common stock and through debt. During the three months ended June 30, 2001, UWIN received cash proceeds of $2,850,000 from debt, an increase of $1,463,410, over the $1,386,590 received from proceeds of debt for the same period in the previous year. During the three months ended June 30, 2001, UWIN expended $8,264 for payments on outstanding debt, a decrease of $63,495, over the $71,759 expended for payments on outstanding debt for the period ended June 30, 2000.

         On June 30, 2001, UWIN had a cash balance of $475,915 and short-term notes payable of $800,000.

         UWIN has a $13 million long-term credit facility (the "Credit Facility") payable to an individual. The outstanding Credit Facility bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The Credit Facility is secured by UWIN's interest in the Casino. Up to 54% of the Credit Facility is convertible into shares of the UWIN's restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of the then total issued and outstanding stock of UWIN. UWIN believes its current working capital and available funds under the Credit Facility provide sufficient liquidity for the balance of fiscal 2002. As of June 30, 2001, UWIN has drawn a total of $11.25 million of the $13 million available under the Credit Facility. Of that amount, $1 million was used to retire a short-term note matured in August 2001.

         During the three months ended June 30, 2001, UWIN reacquired and retired 25,667 shares of its own common stock for $53,542.

                           PART II. OTHER INFORMATION

         Pursuant to the Instructions to Part II of the Form 10-QSB, Items 2, 3, 4, and 5 are omitted.

ITEM 1. LEGAL PROCEEDINGS

         UWIN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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


Nevada Gold & Casinos, Inc.


By:  /s/ H. Thomas Winn
-----------------------------
H. Thomas Winn, President

Date:  August 14, 2001