Form 10QSB
period 2001-09-30
NEVADA GOLD & CASINOS INC
filed 2001-11-14
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal period ended September 30, 2001

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from__________________ to ______________________

                          Commission file number 0-8927
                                                 ------

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


     The number of common shares outstanding was 10,457,886 as of November 7, 2001.

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

           BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND
             MARCH 31, 2001..............................................................................3

           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
             SEPTEMBER 30, 2001 AND 2000.................................................................4

           STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
             SEPTEMBER 30, 2001 AND 2000.................................................................5

           STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
             SEPTEMBER 30, 2001 AND 2000.................................................................6

           NOTES TO UNAUDITED FINANCIAL STATEMENTS.......................................................7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................16


                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS ........................................................................19
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8K...........................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           Nevada Gold & Casinos, Inc.
                           Consolidated Balance Sheets



                                                                                    September 30,            March 31,
                                                                                        2001                    2001
                                                                                    -------------           ------------
                                                                                     (Unaudited)             (Audited)

                                                         ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                            $    284,860           $    308,658
Other assets                                                                              544,166                137,898
                                                                                     ------------           ------------
TOTAL CURRENT ASSETS                                                                      829,026                446,556
                                                                                     ------------           ------------

Other Assets:
  Isle of Capri Black Hawk, L.L.C                                                      12,020,597              8,358,833
  Dry Creek Casino, L.L.C                                                                  92,378                     --
  Restaurant Connections International, Inc. (RCI)                                             --                     --
  Gold Mountain Development, L.L.C                                                      2,595,400              2,262,859
  Blue Diamond Resorts, Inc.                                                            2,548,343              2,301,556
  Goldfield Resources, Inc.                                                               480,812                480,812
  Sunrise Land and Minerals Corporation                                                   371,750                371,750
Note receivable from affiliates                                                         5,042,421              2,383,082
Note receivable - other                                                                   585,000                 10,000
Deferred loan issue costs                                                                 389,661                235,432
Deferred tax asset                                                                             --                449,838
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $194,095 and $179,108 at September 30 and March 31, 2001, respectively                    62,044                 77,030
                                                                                     ------------           ------------
TOTAL ASSETS                                                                         $ 25,017,432           $ 17,377,748
                                                                                     ============           ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                             $    319,117           $    159,423
Accrued interest payable                                                                  127,827                151,885
Short term notes payable                                                                1,300,000              1,800,000
Deferred tax liability                                                                    523,947                     --
Current portion of long term debt                                                          77,304                 76,985
                                                                                     ------------           ------------
TOTAL CURRENT LIABILITIES                                                               2,348,195              2,188,293
                                                                                     ------------           ------------
LONG TERM DEBT
Mortgages payable, net of current portion                                                   8,158                 11,184
Notes payable, net of current portion                                                  13,018,639              7,431,180
                                                                                     ------------           ------------
TOTAL LONG TERM DEBT                                                                   13,026,797              7,442,364
                                                                                     ------------           ------------
TOTAL LIABILITIES                                                                      15,374,992              9,630,657

MINORITY INTEREST                                                                    $    177,301                     --

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares
authorized, 10,454,552 and 10,493,323 shares issued
and outstanding at September 30 and March 31, 2001, respectively                        1,254,546              1,259,198
Additional paid in capital                                                              9,477,723              9,555,911
Accumulated deficit                                                                    (1,267,130)            (3,068,018)
                                                                                     ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                              9,465,139              7,747,091
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 25,017,432           $ 17,377,748
                                                                                     ============           ============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                     ----------------------------------
                                                                                         2001                  2000
                                                                                     ------------          ------------
REVENUES
Royalty income                                                                       $     11,000          $      9,000
Lease income                                                                                1,400                    --
Gain on land sales                                                                         14,575                    --
Interest income                                                                           141,236                70,188
Other income                                                                               18,770                37,679
                                                                                     ------------          ------------
TOTAL REVENUES                                                                            186,981               116,867
                                                                                     ------------          ------------
EXPENSES
General and administrative                                                                120,777                85,878
Interest expense                                                                          240,076               154,166
Salaries                                                                                  135,753               139,987
Legal and professional fees                                                               127,227                96,510
Other                                                                                      45,536                14,355
                                                                                     ------------          ------------
TOTAL EXPENSES                                                                            669,369               490,896
                                                                                     ------------          ------------
EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK                                          1,991,069             1,555,139
EQUITY IN EARNINGS OF RCI                                                                      --                28,673
MINORITY INTEREST                                                                           2,801                    --
                                                                                     ------------          ------------
Net income before income tax provision                                                  1,505,880             1,209,783
Federal income tax provision                                                              511,999               318,593
                                                                                     ------------          ------------
NET INCOME                                                                           $    993,881          $    891,190
                                                                                     ============          ============
PER SHARE INFORMATION
Net income                                                                           $    993,881          $    891,190
                                                                                     ------------          ------------
Net income available to
   common shareholders                                                               $    993,881          $    891,190
                                                                                     ============          ============
Net income per common share - basic                                                  $       0.09                  0.09
                                                                                     ============          ============
Net income per common share - diluted                                                $       0.09                  0.08
                                                                                     ============          ============
Basic weighted average number of
   common shares outstanding                                                           10,466,949            10,400,530
                                                                                     ============          ============
Fully diluted weighted average number of
   Common shares outstanding                                                           11,582,202            11,696,803
                                                                                     ============          ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                             Six Months Ended
                                                                                               September 30,
                                                                                     -----------------------------------
                                                                                         2001                   2000
                                                                                     ------------           ------------
REVENUES
Royalty income                                                                       $     20,000           $     18,000
Lease income                                                                                1,400                     --
Gain on land sales                                                                         14,575                     --
Interest income                                                                           234,606                173,004
Other income                                                                               47,726                 59,576
                                                                                     ------------           ------------
TOTAL REVENUES                                                                            318,307                250,580
                                                                                     ------------           ------------
EXPENSES
General and administrative                                                                237,506                152,030
Interest expense                                                                          412,628                354,436
Salaries                                                                                  252,531                258,982
Legal and professional fees                                                               238,138                176,627
Other                                                                                      61,794                 25,881
                                                                                     ------------           ------------
TOTAL EXPENSES                                                                          1,202,597                967,956
                                                                                     ------------           ------------
EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK                                          3,661,764              2,958,769
EQUITY IN EARNINGS OF RCI                                                                      --                 22,407
MINORITY INTEREST                                                                           2,801                     --
                                                                                     ------------           ------------
Net income before income tax (provision) benefit .                                      2,774,673              2,263,800
Federal income tax (provision) benefit                                                   (973,785)             1,484,593
                                                                                     ------------           ------------
NET INCOME                                                                           $  1,800,888           $  3,748,393
                                                                                     ============           ============
PER SHARE INFORMATION
Net income                                                                           $  1,800,888           $  3,748,393
                                                                                     ------------           ------------
Net income available to
   common shareholders                                                               $  1,800,888           $  3,748,393
Net income per common share - basic                                                  $       0.17                   0.36
                                                                                     ============           ============
Net income per common share - diluted                                                $       0.16                   0.33
                                                                                     ============           ============
Basic weighted average number of
   common shares outstanding                                                           10,478,598             10,385,179
                                                                                     ============           ============
Fully diluted weighted average number of
   common shares outstanding                                                           11,310,116             11,480,906
                                                                                     ============           ============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Six Months Ended
                                                                                               September 30,
                                                                                     -----------------------------------
                                                                                         2001                   2000
                                                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  1,800,888           $  3,748,393
Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation                                                                             14,986                 18,607
  Amortization of loan issue costs                                                         45,771                     --
  Equity in earnings of Isle of Capri Black Hawk                                       (3,661,764)            (2,958,769)
  Equity in earnings of RCI                                                                    --                (22,407)
  Consultant option expense                                                                    --                  1,763
  Deferred tax expense                                                                    973,785             (1,484,593)
  Minority Interest                                                                         2,801                     --
Changes in operating assets and liabilities:
  Other assets                                                                           (275,005)              (230,613)
  Accounts payable and accrued liabilities                                                135,636                137,936
                                                                                     ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (962,902)              (789,683)
                                                                                     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and assets held for development                                 (678,098)            (1,942,568)
Purchase of furniture, fixtures, and equipment                                                 --                 (7,312)
Note receivable - other                                                                  (699,871)               183,274
Note receivable from affiliates                                                        (2,659,339)            (1,124,730)
                                                                                     ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (4,037,308)            (2,891,336)
                                                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                                      5,100,000              2,386,590
Deferred loan issue costs                                                                (200,000)                    --
Reacquisition and retirement of common stock                                              (82,840)                    --
Dry Creek capital contribution                                                            174,500                     --
Common stock issued for cash, net of offering costs                                            --                121,630
Payments on debt                                                                          (15,248)              (131,840)
                                                                                     ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               4,976,412              2,376,380
                                                                                     ------------           ------------
Net decrease in cash                                                                      (23,798)            (1,304,639)
Beginning cash balance                                                                    308,658              1,489,735
                                                                                     ------------           ------------
Ending cash balance                                                                  $    284,860           $    185,096
                                                                                     ============           ============
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                                               $    677,281           $    218,058
                                                                                     ------------           ------------


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS

         Nevada Gold & Casinos, Inc., which currently trades on the American Stock Exchange under the ticker symbol "UWN" (referred to herein as "UWN"), has developed its business in the areas of gaming, real estate development, and restaurant franchise operations. UWN was founded in 1977 and since 1993, its primary focus has been the development of gaming and real estate properties in Colorado, California and New York.

         In April 1997, UWN and Isle of Capri Casinos, Inc. ("Isle") entered in to a joint venture, the Isle of Capri-Black Hawk, L.L.C. ("IC-BH") for the construction and operation of the IC-BH Casino (the "Casino") and a hotel in Black Hawk, Colorado. The Casino opened for business in December 1998, and Isle operates the Casino under a management agreement for a fee based upon a percentage of the Casino's and the hotel's revenues and operating profit. UWN contributed the Black Hawk property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

         The $29 million luxury 237-room hotel addition built on top of the Casino and parking garage opened in July 2000.

         In August 2001, UWN formed the Dry Creek Casino, LLC ("Dry Creek"), of which UWN is a 51% owner. Dry Creek will assist the Dry Creek Band of Pomo Indians with the development and financing of a $27.5 million temporary casino located on federal trust lands, approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California. Dry Creek will also provide a credit enhancement to the project for which it will receive 20% of net revenues from the project for five years. Dry Creek's Development and Loan Agreement with the tribe was ratified by the Tribal Council on August 26, 2001.

         In addition, UWN and/or its subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

         UWN's internally generated cash flows from operations have historically been insufficient for its cash needs and it has historically relied upon equity and debt financing to fund operations. Management will continue to rely on external financing coupled with any cash distributions from IC-BH to fund its working capital needs. In the event such capital resources are not available to UWN, operations may be curtailed.

         UWN and its venture partner, Isle, developed the Casino, which commenced operations in December 1998; however, UWN cannot assure that the Casino will continue to be successful. The ownership and operation of gaming facilities are subject to extensive state and local regulation. UWN cannot assure that it or Isle will be able to continue to comply or conduct business in accordance with the applicable regulations. The short-term viability of UWN is dependent upon the continued successful operation of the Casino and hotel on top of the Casino.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements included herein have been prepared by UWN, without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that all disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with UWN's audited consolidated financial statements included in UWN's Annual Report on Form 10-KSB for the year ended March 31, 2001.

         CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

         MINING PROPERTIES AND CLAIMS - Historically, UWN capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. UWN carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At September 30, 2001, and March 31, 2001, management believes the net realizable value of the mineral reserves is in excess of UWN's cost in the claims.

         REAL ESTATE HELD FOR DEVELOPMENT. - Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado, Nevada County, California, and Wellesley Island, New York. UWN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

         FURNITURE, FIXTURES, AND EQUIPMENT - UWN depreciates furniture, fixtures, and equipment over their estimated useful lives, ranging from two to seven years, using the straight-line method. Expenditures for furniture, fixtures, and equipment are capitalized at cost. When items are retired or otherwise disposed of, a gain or (loss) is recorded for the difference between net book value and proceeds realized on the property. Ordinary maintenance and repairs are charged to expense, and replacements and betterments are capitalized.

         INCOME TAXES - An asset and liability approach is used for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.

         EARNINGS PER SHARE DATA - Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the "treasury stock method" and for convertible debt securities using the "if converted method".

         STOCK-BASED COMPENSATION - UWN has adopted SFAS No. 123 - "Accounting for Stock Based Compensation". Under SFAS No. 123, UWN is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board, ("APB") No. 25 "Accounting for Stock Issued to Employees", and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. UWN elected to continue following APB No. 25.

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries as of September 30 and March 31, 2001. Affiliated companies in which UWN does not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

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

         CONCENTRATION OF RISK - UWN does not currently have gaming operations other than the IC-BH Casino and is dependent to a large extent upon IC-BH for its revenues. Accordingly, UWN will be subject to greater risks than a geographically diversified gaming operation, including, but not limited to, risks related to local economic and competitive conditions, complications caused by weather or road closure, road construction on primary access routes, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters.

         Any decline in the number of visitors to the Black Hawk Market, a downturn in the overall economy of the area served by the Black Hawk Market, a decrease in gaming activities in the Black Hawk Market or an increase in competition could have a material adverse effect on UWN.

NOTE 3.   ISLE OF CAPRI BLACK HAWK

         In April 1997, UWN and Isle, through wholly-owned subsidiaries, BlackHawk Gold, Ltd. ("BHG") and Casino America of Colorado, Inc. ("CAC"), respectively, formed IC-BH. The purpose of IC-BH was the construction and operation of the Casino and a hotel in Black Hawk, Colorado. The Casino opened for business in December 1998 and the hotel commenced operations in July 2000. Isle operates the Casino and the hotel under a management agreement for a fee based upon a percentage of revenues and operating profit. UWN contributed the Black Hawk property at a net value of $7.5 million to IC-BH, and its total current ownership interest in IC-BH is 43%.

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

         UWN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWN's investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWN's period ended September 30, 2001, IC-BH's undistributed earnings allocable to UWN through IC-BH's fiscal quarter ended October 28, 2001 totaled $1,991,069. UWN's basis in the project through October 28, 2001 is $12,020,597.

         The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal quarter ended October 28, 2001:

                        Isle of Capri Black Hawk, L.L.C.
                            Condensed Balance Sheets
                                 (In thousands)



                                                       October 28,        October 29,
                                                          2001                2000
                                                       ----------          ----------
Current assets                                         $   21,228          $   12,330
Property and equipment (net)                              102,711             104,723
Other assets                                                2,798               3,285
                                                       ----------          ----------
Total assets                                           $  126,737          $  120,338
                                                       ==========          ==========

Current liabilities                                    $   16,812          $   22,065
Long-term debt                                             75,925              75,000
Members' equity                                            34,000              23,273
                                                       ----------          ----------
Total liabilities and members' equity                  $  126,737          $  120,338
                                                       ==========          ==========



                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statements
                                 (In thousands)



                                                   Six Months Ended
                                             ---------------------------
                                            October 28,        October 29,
                                               2001               2000
                                            -----------        -----------
Revenue:
Casino                                       $ 55,835           $ 51,043
Rooms                                           2,891              1,194
Food, beverage, and other                       7,686              6,970
                                             --------           --------
    Total revenue                              66,412             59,207
Operating expenses:
Casino                                       $  3,480           $  3,361
Gaming taxes                                   11,008             10,060
Rooms                                           1,272                647
Food, beverage, and other                       5,242              5,061
Other operating expense                        28,901             26,381
                                             --------           --------
    Total operating expenses                   49,903             45,510

Earnings from Operations                       16,509             13,697
                                             --------           --------
Interest expense, net                          (5,983)            (5,443)
Depreciation                                   (2,010)            (1,375)
                                             --------           --------
Net income                                   $  8,516           $  6,879
                                             ========           ========


Differences in UWN's carrying value of its investment in IC-BH and its equity interest in IC-BH are primarily due to the fact that UWN originally contributed appreciated property which was initially recorded by IC-BH at its fair market value while UWN continued to carry the property at its original cost basis.

NOTE 4. REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

         UWN, through its wholly-owned subsidiary, Gold Mountain Development, L.L.C. ("GMD"), owns approximately 240 acres of real property in the vicinity of Black Hawk, Colorado.

         UWN is evaluating the feasibility of developing a mixed-use development that is predominately resort oriented in character. A championship 18-hole golf course is in the preliminary design stage, and should be the central amenity within the project. UWN is in negotiations to finance the project. Sales of pad sites may be made to assist in the funding of the project. As of the date hereof, no joint venture projects or sales have been consummated.

         In April 2000, UWN's wholly-owned subsidiary, Blue Diamond Resorts, Inc., acquired 860 acres on Wellesley Island in New York State for approximately $1,802,000. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway between the borders of the United States and Canada. The area is approximately 90 miles north of Syracuse, New York. The eight-mile long island has for many years capitalized on increased domestic and international traffic that frequents this historic tourist destination. The 1000 Island International Tourism Council has indicated that there are over 19 million people within 300 miles of Wellesley Island. UWN is conducting a feasibility study of the real estate for development of a master-planned resort community, which covers roughly 10 percent of the island. Blue Diamond Resorts, Inc. has commenced sales efforts of portions of the real estate.

         UWN, through its wholly-owned subsidiary, Sunrise Land and Minerals Corporation, ("Sunrise"), owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise has been inactive since its acquisition in 1995. UWN is evaluating the highest and best use of Sunrise's land.

NOTE 5. RESTAURANT CONNECTIONS INTERNATIONAL, INC.

         In August 1998, Restaurant Connections International, Inc. ("RCI"), was formed with UWN as a founding shareholder. UWN currently owns an approximate 30% interest in RCI. In December 1998, RCI purchased the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 18 Pizza Hut restaurants in Sao Paulo.

         UWN's ownership interest in RCI is being accounted for using the equity method of accounting. UWN's investment in RCI is stated at cost, adjusted for its equity in the undistributed earnings or losses of RCI. RCI's undistributed losses allocable to UWN through June 30, 2001 totaled $680,127 including $27,415 allocable for the three month period ended June 30, 2001. In accordance with the equity method of accounting, UWN's investment account balance was reduced to zero and the remaining allocated loss of $657,727 is not reflected in the financial statements.

NOTE 6. MINING PROPERTIES AND CLAIMS

         In June 1998, Goldfield Resources, Inc. ("Goldfield"), was organized as a wholly-owned subsidiary of UWN. The Board of Directors approved the transfer of UWN's land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 acres, to Goldfield in exchange for shares of common stock of Goldfield. Goldfield is not directly involved in mining operations. In August 1998, Goldfield secured a mining lease for its properties with Romarco

Nevada, Inc. ("Romarco"), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

         Under the terms of the lease with Romarco, Romarco made an advance royalty payment to UWN of $2,000 per month each month for the first twelve months of the lease agreement. Beginning August 1, 1999, the advance royalty payment increased to $3,000 per month; on August 1, 2001, it increases to $4,000 per month, and on August 1, 2002, it increases to $5,000 per month. Beginning August 1, 2003, the $5,000 monthly payment is to be adjusted, up or down, by the change in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments are to be credited to the production royalty payable under the lease.

         Romarco has agreed to pay UWN a production royalty of 5% of all "Ore" and "Product" as defined in the lease, with all credits and offsets as provided in the lease, and Romarco may repurchase up to one percentage point of the royalty for $2,500,000. Romarco has the right to terminate the lease agreement at any time by giving UWN written notice. If Romarco terminates the lease, UWN retains all advance royalty and other payments made to it by Romarco as liquidated damages.

NOTE 7. FEDERAL INCOME TAXES

         Temporary differences reflected in the deferred income tax accounts primarily relate to timing differences in the recognition of the allocated equity in earnings from IC-BH for tax and financial reporting purposes and tax benefits generated by available net operating loss carryforward ("NOL's").
UWN has available NOL's amounting to $2,997,213 as of September 30, 2001. A valuation allowance was previously recorded equal to the net deferred tax asset. Management of UWIN believed sufficient uncertainty existed regarding the realizability of these NOL's resulting from UWIN's history of operating losses, it's ability to generate taxable income within the net operating loss carryforward period and limitations imposed as a result of a change in it's ownership occurring in 1994.

         Although UWIN had a history of prior losses, those losses were primarily accumulated during its development stage. Based upon further analysis of the limitations and expirations of the NOL's and current earnings and future income projections of IC-BH, management of UWIN believes that it is more likely than not that the benefits of the NOL's will be realized. As a result, the valuation allowance was reduced and a net deferred tax asset of $1,803,186 and federal income tax benefit of $1,803,186 were recorded during the six months period ended September 30, 2000.

         For the three months ended September 30, 2001, UWIN has recorded deferred tax expense in the amount of $511,999.

NOTE 8. SEGMENT REPORTING

         UWN has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

         UWN operates in four business segments (i) gaming, (ii) real estate,
(iii) restaurant franchise, and (iv) mining properties and claims. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado and effective August 2001, UWN formed the Dry Creek Casino, LLC ("Dry Creek"), of which UWN is a 51% owner. Dry Creek will assist the Dry Creek Band of Pomo Indians with the development and financing temporary casino located on Sonoma County, California. UWN The commercial and residential real estate segment involves the development of master-planned residential and commercial property project adjacent to Black Hawk, Colorado and another at Wellesley Island, New York. The restaurant franchise segment involves an ownership interest in Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of its property and retaining a royalty interest under the lease.

         Summarized financial information concerning UWN's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.




                                                       SIX MONTHS ENDED SEPTEMBER 30, 2001
                                 -------------------------------------------------------------------------------------------
                                                     Real         Restaurant
                                    Gaming          Estate        Franchises       Mining           Other          Totals
                                 ------------    ------------    ------------   ------------    ------------    ------------

Revenue                          $         --    $     15,975    $         --   $     20,000    $     47,726    $     83,701
Segment profit (loss)                (575,327)       (297,215)             --        (55,855)         44,107        (884,290)
Segment assets                     12,112,975       5,515,493              --        480,812              --      18,109,280
Interest expense                           --              --              --            689         411,939         412,628
Interest income                         5,806              --              --             --         228,800         234,606
Equity in earnings
   of equity investment             3,661,764              --              --             --              --       3,661,764




                                                              SIX MONTHS ENDED SEPTEMBER 30, 2000
                                 -------------------------------------------------------------------------------------------
                                                     Real         Restaurant
                                    Gaming          Estate        Franchises       Mining          Other           Totals
                                 ------------    ------------    ------------   ------------    ------------    ------------

Revenue                          $         --    $         --    $         --   $     18,000    $     59,576    $     77,576
Segment loss                         (217,013)       (298,430)             --        (43,793)       (158,140)       (717,376)
Segment assets                      5,257,845       4,512,558              --        480,812              --      10,251,215
Interest expense                           --          77,913              --          1,063         275,460         354,436
Interest income                            --              --              --             --         173,004         173,004
Equity in earnings
   of equity investment             2,958,769              --          22,407             --              --       2,981,176


Reconciliation of reportable segment assets to UWN's consolidated totals are as follows:


                                                                       SEPTEMBER 30,
                                                             --------------------------------
                                                                  2001              2000
                                                             --------------    --------------
Assets

Identifiable assets for reportable segments                  $   18,109,280    $   10,251,215
Cash not allocated to segments                                      284,860           185,096
Furniture, fixtures, & equipment not allocated to segments
                                                                     62,044            93,329
Other assets not allocated to segments                            6,561,248         4,126,458
                                                             --------------    --------------

Total assets                                                 $   25,017,432    $   14,656,098
                                                             ==============    ==============


Reconciliation of reportable segment revenues to UWN's consolidated totals is as follows:


                                                                       SEPTEMBER 30,
                                                             --------------------------------
                                                                  2001              2000
                                                             --------------    --------------
Revenue

Total revenue for reportable segments                        $       83,701    $       77,576
Interest income not allocated to reportable segments                234,606           173,004
                                                             --------------    --------------

Total revenues                                               $      318,307    $      250,580
                                                             ==============    ==============




Reconciliation of reportable segment profit or loss to UWN's consolidated totals are as follows:


                                                                       SEPTEMBER 30,
                                                             --------------------------------
                                                                  2001              2000
                                                             --------------    --------------
Profit or loss

Total loss for reportable segments                           $     (884,290)   $     (717,376)
Equity in income of equity investments                            3,661,764         2,981,176
Minority interest                                                     2,801                --
                                                             --------------    --------------


Net income before income tax benefit                         $    2,774,673    $    2,263,800
                                                             ==============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions of UWN's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

         The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. UWN's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended March 31, 2001. These forward-looking statements speak only as of the date hereof. UWN expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         General

         UWN is primarily engaged in gaming, real estate development, and restaurant franchise operations. UWN reported net income of $993,881 for the three months ended September 30, 2001 compared to a net income of $891,190 for the three months September 30, 2000.

         UWN's 43% ownership interest in the IC-BH is being accounted for using the equity method of accounting. UWN's investment in the joint venture is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWN's period ended September 30, 2001, IC-BH's income allocable to UWN through October 28, 2001, IC-BH's quarter end, totaled $1,991,069. UWN's basis in the project through October 28, 2001 is $12,020,597. The hotel located on top of the Casino and parking garage opened in July 2000.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, Wellesley Island, New York, and Nevada County, California. UWN has capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

         The Brazilian currency, the Real, has been subject to rapid fluctuations over the past year. UWN's interest in RCI is dependent on RCI's valuation, which is subject to the value of the Real. As such, fluctuation in the Real may adversely affect the value of UWN's interest in RCI.

Results of Operations

         Comparison of three months ended September 30, 2001 and 2000

         REVENUES. Revenues increased $70,114 to $186,981 for the three months ended September 30, 2001, compared to $116,867 for the three months ended September 30, 2000. The increase in current revenues is attributable to an increase in interest income.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $34,899 to $120,777 for the three months ended September 30, 2001, as compared to the same period in the prior year. The increase is attributable to an increase in office rent and general office expense.

         INTEREST EXPENSE. Interest expense increased $85,910 to $240,076 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase is due to additional borrowings from UWN's credit facility for the three months ended September 30, 2001.

         SALARIES. Salaries decreased $4,234 to $135,753 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased $30,717, to $127,227 for the three months ended September 30, 2001, as compared to the same period in the prior year. The increase is due to an increase in outside legal services and consulting services relating to general corporate business.

         OTHER EXPENSE. Other expense increased $31,181 to $45,536 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase is attributable to an increase in expense related to annual shareholders meeting.

         TOTAL EXPENSES. Total expenses increased $178,473, to $669,369 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase is due primarily to an increase in general and administrative expenses and legal, professional expenses and other expense.

         NET INCOME. UWN reported net income of $993,881 for the three months ended September 30, 2001, as compared to net income of $891,190 for the three month ended September 30, 2000. This increase is due to an increase in equity in earnings from IC-BH for the three months ended September 30, 2001.

         Comparison of six months ended September 30, 2001 and 2000

         REVENUES. Revenues increased $67,727 to $318,307 for the six months ended September 30, 2001, compared to $250,580 for the six months ended September 30, 2000. The increase in current revenues is attributable to an increase in interest income.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $85,476 to $237,506 for the six months ended September 30, 2001, as compared to the same period in the prior year. The increase is attributable to an increase in travel expense, office rent, and general office expense.

         INTEREST EXPENSE. Interest expense increased $58,192 to $412,628 for the six months ended September 30, 2001, compared to the six months ended September 30, 2000. The increase is due to additional borrowings from UWN's credit facility for the six months ended September 30, 2001.

         SALARIES. Salaries decreased $6,451 to $252,531 for the six months ended September 30, 2001, compared to the six months ended September 30, 2000.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased $61,511, to $238,138 for the six months ended September 30, 2001, as compared to the same period in the prior year. The increase is due to an increase in outside legal services and consulting services relating to general corporate business.

         OTHER EXPENSE. Other expense increased $35,913 to $61,794 for the six months ended September 30, 2001, compared to the six months ended September 30, 2000. The increase is attributable to an increase in expense related to annual shareholders meeting.

         TOTAL EXPENSES. Total expenses increased $234,641, to $1,202,597 for the six months ended September 30, 2001, compared to the six months ended September 30, 2000. The increase is due primarily to an increase in general and administrative expenses, legal and professional expenses and other expense.

         NET INCOME. UWN reported net income of $1,800,888 for the six months ended September 30, 2001, as compared to net income of $3,748,393 for the six month ended September 30, 2000. This decrease is the result of UWN reporting federal income tax benefit associated with a reversal of a valuation allowance against its net operating loss carryforward in the amount of $1,484,593 during the six month period ended September 30, 2000 and federal income tax provision in the amount of $973,785 for the six months ended September 30, 2001 offset by an increase in the equity in earning from IC-BH for the six months ended September 30, 2001.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Cash used in operating activities for the six months ended September 30, 2001 amounted to $962,902, an increase of $173,219 compared to the $789,683 of cash used in operating activities for the three months ended September 30, 2000. The increase is due to an increase in general and administrative expenses, legal and professional expenses and other expense.

         INVESTING ACTIVITIES. Cash used in investing activities during the six months ended September 30, 2001 amounted to $4,037,308, an increase of $1,145,972 over the $2,891,336 of cash used in investing activities for the three months ended September 30, 2000. The increase is due to increase in note receivable from affiliates.

        FINANCING ACTIVITIES. UWN has financed its operating and investing activities primarily from the proceeds of private placements of its common stock and through debt. During the six months ended September 30, 2001, UWN received cash proceeds of $5,100,000 from debt, an increase of $2,713,410, over the $2,386,590 received from proceeds of debt for the same period in the previous year. During the six months ended September 30, 2001, UWN expended $15,248 for payments on outstanding debt, a decrease of $116,592, over the $131,840 expended for payments on outstanding debt for the period ended September 30, 2000.

        On September 30, 2001, UWN had a cash balance of $284,860 and short-term notes payable of $1,300,000. On October 4, 2001, UWN received a $2.1 million distribution from IC-BH.

        UWN has a $13 million long-term credit facility (the "Credit Facility") payable to an individual. The outstanding Credit Facility bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The Credit Facility is secured by UWN's interest in the Casino. Up to 54% of the Credit Facility is convertible into shares of the UWN's restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of the then total issued and outstanding stock of UWN. As of September 30, 2001, UWN has drawn a total of $13 million of the $13 million available under the Credit Facility. Of that amount, $1 million was used to retire a short-term note matured in August 2001.

        During the three months ended September 30, 2001, UWN reacquired and retired shares of 13,104 its own common stock for $29,298.

                           PART II. OTHER INFORMATION

        Pursuant to the Instructions to Part II of the Form 10-QSB, Items 2, 3, 4, and 5 are omitted.

ITEM 1. LEGAL PROCEEDINGS

        UWN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

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

         (b) Reports on Form 8-K -- The following reports were filed on Form 8-K during the quarter ended September 30, 2001. On August 31, 2001, UWN filed a Form 8-K, pursuant to Item 5 of Form 8-K, reporting the formation of Dry Creek Casino, LLC. On September 17, 2001, UWN filed a Form 8-K, pursuant to Item 5 of Form 8-K, regarding its annual meeting of shareholders.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.



By: /s/ Christopher Domijan
    ----------------------------------------
Christopher Domijan, Chief Financial Officer

Date: November 14, 2001