Form 10QSB
period 2001-12-31
NEVADA GOLD & CASINOS INC
filed 2002-02-14
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the fiscal period ended December 31, 2001

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from _________________ to __________________

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No


         The number of common shares outstanding was 10,498,196 as of February 11, 2002

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----

                                           PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS............................................................3

                  BALANCE SHEETS AS OF DECEMBER 31, 2001 AND
                    MARCH 31, 2001.............................................................................3

                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    DECEMBER 31, 2001 AND 2000.................................................................4

                  STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                    DECEMBER 31, 2001 AND 2000.................................................................5

                  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                    DECEMBER 31, 2001 AND 2000.................................................................6

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS......................................................7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................16

                                            PART II. OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS ........................................................................19
ITEM 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................19
ITEM 6.             EXHIBITS AND REPORTS ON FORM 8K...........................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                           Nevada Gold & Casinos, Inc.
                           Consolidated Balance Sheets

                                                                                     December 31,        March 31,
                                                                                         2001              2001
                                                                                     ------------      ------------
                                                                                      (Unaudited)        (Audited)
                                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $  2,702,763      $    308,658
Other assets                                                                              706,230           137,898
                                                                                     ------------      ------------
TOTAL CURRENT ASSETS                                                                    3,408,993           446,556
                                                                                     ------------      ------------

Other Assets:
  Isle of Capri Black Hawk, L.L.C.                                                      3,548,357         8,358,833
  Dry Creek Casino, L.L.C.                                                                233,982                --
  Restaurant Connections International, Inc. (RCI)                                             --                --
  Gold Mountain Development, L.L.C.                                                     2,718,775         2,262,859
  Blue Diamond Resorts, Inc.                                                            2,682,825         2,301,556
  Goldfield Resources, Inc.                                                               480,812           480,812
  Sunrise Land and Minerals Corporation                                                   371,750           371,750
Note receivable from affiliates                                                         7,243,209         2,383,082
Note receivable from Dry Creek Rancheria                                                1,391,000                --
Note receivable - other                                                                   326,500            10,000
Deferred loan issue costs                                                                 358,443           235,432
Deferred tax asset                                                                        313,459           449,838
Furniture, fixtures, and equipment, net of accumulated depreciation of
$201,646 and $179,108 at December 31 and March 31, 2001, respectively                      58,022            77,030
                                                                                     ------------      ------------
TOTAL ASSETS                                                                         $ 23,136,127      $ 17,377,748
                                                                                     ============      ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                             $    189,714      $    159,423
Accrued interest payable                                                                   10,760           151,885
Short term notes payable                                                                  850,000         1,800,000
Current portion of long term debt                                                          29,545            76,985
                                                                                     ------------      ------------
TOTAL CURRENT LIABILITIES                                                               1,080,019         2,188,293
                                                                                     ------------      ------------
LONG TERM DEBT
Mortgages payable, net of current portion                                                   6,594            11,184
Notes payable, net of current portion                                                  13,013,659         7,431,180
                                                                                     ------------      ------------
TOTAL LONG TERM DEBT                                                                   13,020,253         7,442,364
                                                                                     ------------      ------------
TOTAL LIABILITIES                                                                      14,100,272         9,630,657

MINORITY INTEREST                                                                         278,292                --

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 10,466,386 and
10,493,323 shares issued and outstanding at December 31 and March 31, 2001,
respectively                                                                            1,255,566         1,259,198
Additional paid in capital                                                              9,494,212         9,555,911
Accumulated deficit                                                                    (1,992,215)       (3,068,018)
                                                                                     ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                              8,757,563         7,747,091
                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 23,136,127      $ 17,377,748
                                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
REVENUES
Royalty income                                                   $      9,500      $      9,000
Lease income                                                            2,100                --
Interest income                                                       207,348            73,287
Other income                                                           16,793            40,518
                                                                 ------------      ------------

TOTAL REVENUES                                                        235,741           122,805
                                                                 ------------      ------------

EXPENSES
General and administrative                                            211,691           120,190
Interest expense                                                      264,670            96,340
Salaries                                                              233,910           144,291
Legal and professional fees                                            94,617            90,094
Other                                                                  35,149            15,638
                                                                 ------------      ------------

TOTAL EXPENSES                                                        840,037           466,553
                                                                 ------------      ------------

EQUITY IN EARNINGS (LOSS) OF ISLE OF CAPRI BLACK HAWK                (948,531)        1,282,243
EQUITY IN EARNINGS OF RCI                                                  --            68,606
MINORITY INTEREST                                                      (9,663)               --
                                                                 ------------      ------------

Net income (loss) before federal income tax provision              (1,562,490)        1,007,101

Federal income tax (provision) benefit                                837,406          (402,073)
                                                                 ------------      ------------

NET INCOME (LOSS)                                                $   (725,084)     $    605,028
                                                                 ============      ============

PER SHARE INFORMATION
Net income (loss)                                                $   (725,084)     $    605,028
                                                                 ------------      ------------

Net income (loss) available to
   common shareholders                                           $   (725,084)     $    605,028
                                                                 ============      ============

Net income (loss) per common share - basic                       $      (0.07)     $       0.06
                                                                 ============      ============

Net income (loss) per common share - diluted                     $      (0.07)     $       0.06
                                                                 ============      ============

Basic weighted average number of
   common shares outstanding                                       10,456,003        10,453,872
                                                                 ============      ============

Fully diluted weighted average number of
   common shares outstanding                                       11,818,672        11,517,322
                                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
REVENUES
Royalty income                                                   $     29,500      $     27,000
Lease income                                                            3,500                --
Gain on land sales                                                     14,575                --
Interest income                                                       441,954           246,291
Other income                                                           64,519           100,095
                                                                 ------------      ------------

TOTAL REVENUES                                                        554,048           373,386
                                                                 ------------      ------------

EXPENSES
General and administrative                                            449,197           272,220
Interest expense                                                      677,297           450,776
Salaries                                                              486,442           403,272
Legal and professional fees                                           332,755           266,722
Other                                                                  96,944            41,520
                                                                 ------------      ------------

TOTAL EXPENSES                                                      2,042,635         1,434,510
                                                                 ------------      ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK                      2,713,233         4,241,012
EQUITY IN EARNINGS OF RCI                                                  --            91,013
MINORITY INTEREST                                                     (12,464)               --
                                                                 ------------      ------------

Net income before federal income tax (provision) benefit            1,212,182         3,270,901

Federal income tax (provision) benefit                               (136,379)        1,082,520
                                                                 ------------      ------------

NET INCOME                                                       $  1,075,803      $  4,353,421
                                                                 ============      ============

PER SHARE INFORMATION
Net income                                                       $  1,075,803      $  4,353,421
                                                                 ------------      ------------

Net income available to
   common shareholders                                           $  1,075,803      $  4,353,421

Net income per common share - basic                              $       0.10      $       0.42
                                                                 ============      ============

Net income per common share - diluted                            $       0.10      $       0.38
                                                                 ============      ============

Basic weighted average number of
   common shares outstanding                                       10,471,039        10,407,999
                                                                 ============      ============

Fully diluted weighted average number of
   common shares outstanding                                       11,861,698        11,522,620
                                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  1,075,803      $  4,353,421
Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation                                                         19,008            27,552
  Amortization of loan issue costs                                     76,989                --
  Equity in earnings of Isle of Capri Black Hawk                   (2,713,234)       (4,241,012)
  Cash distribution from Isle of Capri Black Hawk                   7,523,710                --
  Equity in earnings of RCI                                                --           (91,013)
  Consultant option expense                                                --             1,763
  Deferred tax expense (benefit)                                      136,379        (1,082,520)
  Minority Interest                                                    12,464                --
Changes in operating assets and liabilities:
  Other assets                                                       (173,370)         (104,795)
  Accounts payable and accrued liabilities                           (110,834)          260,250
                                                                 ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 5,846,915          (876,354)
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and assets held for development           (1,168,650)       (2,170,562)
Purchase of furniture, fixtures, and equipment                             --            (7,312)
Note receivable from Dry Rancheria                                 (1,391,000)
Note receivable - other                                              (613,979)          183,274
Note receivable from affiliates                                    (4,860,127)       (1,144,338)
                                                                 ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                              (8,033,756)       (3,138,938)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                  5,100,000         2,636,590
Deferred loan issue costs                                            (200,000)               --
Reacquisition and retirement of common stock                          (82,841)               --
Dry Creek capital contribution                                        265,828                --
Common stock issued for cash, net of offering costs                    17,510           178,840
Payments on debt                                                     (519,551)         (142,699)
                                                                 ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           4,580,946         2,672,731
                                                                 ------------      ------------

Net increase (decrease) in cash                                     2,394,105        (1,342,561)
Beginning cash balance                                                308,658         1,489,735
                                                                 ------------      ------------
Ending cash balance                                              $  2,702,763      $    147,174
                                                                 ============      ============

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                           $  1,094,090      $    531,859
                                                                 ------------      ------------


The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

         Nevada Gold & Casinos, Inc., which trades on the American Stock Exchange under the ticker symbol "UWN" (referred to herein as "UWN"), has developed its business in the areas of gaming, real estate development, and restaurant franchise operations. UWN was founded in 1977 and since 1993, its primary focus has been the development of gaming and real estate properties in Colorado, California and New York.

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

         In August 2001, UWN formed the Dry Creek Casino, LLC ("Dry Creek"), of which UWN is a 51% owner. Dry Creek will assist the Dry Creek Band of Pomo Indians with the development and financing of a temporary casino located on Federal trust lands, approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California. Dry Creek will also provide a credit enhancement to the project for which it will receive 20% of earnings before income tax, depreciation and amortization (EBTDA) from the project for five years. Dry Creek's Development and Loan Agreement with the tribe was ratified by the Tribal Council on August 26, 2001. On December 13, 2001, UWN signed a commitment letter with the Dry Creek Band of Pomo Indians to provide $15 million in financing to the project.

         In addition, UWN and/or its subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

         UWN's internally generated cash flows from operations have historically been insufficient for its cash needs and it has historically relied upon equity and debt financing to fund operations. Management will continue to rely on cash distributions from IC-BH to fund its working capital needs and on equity and debt financing to fund project development.

         UWN and its venture partner, Isle, developed the Casino, which commenced operations in December 1998; however, UWN cannot assure that the Casino will continue to be successful. The ownership and operation of gaming facilities are subject to extensive state and local regulation. UWN cannot assure that it or Isle will be able to continue to comply or conduct business in accordance with the applicable regulations. The short-term viability of UWN is dependent upon the continued successful operation of the Casino and the hotel on top of the Casino.

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

         MINING PROPERTIES AND CLAIMS - Historically, UWN capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. UWN carries these costs on its books at the lower of its basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At December 31, 2001, and March 31, 2001, management believes the net realizable value of the mineral reserves is in excess of UWN's cost in the claims.

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

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries as of December 31 and March 31, 2001. Affiliated companies in which UWN does not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

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

         CONCENTRATION OF RISK - UWN does not currently have gaming operations other than the IC-BH Casino and is dependent to a large extent upon IC-BH for its revenues and cash flows from operations. Accordingly, UWN will be subject to greater risks than a geographically diversified gaming operation, including, but not limited to, risks related to local economic and competitive conditions, complications caused by weather or road closure, road construction on primary access routes, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters.

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

         The Casino was initially financed by $75 million in 13% First Mortgage Notes due August 2004 issued by IC-BH. The $29 million hotel on top of the Casino was financed by cash flows from the Casino, and a $5.75 million loan from Isle, which has been repaid. On December 18, 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that are due in five years and a $10 million line of credit. The average interest on this new credit facility is estimated to be 6 to 7%.

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

         UWN's 43% ownership of the IC-BH is being accounted for using the equity method of accounting. UWN's investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWN's period ended December 31, 2001, IC-BH's undistributed loss allocable to UWN through IC-BH's fiscal quarter ended January 27, 2002 totaled $948,531 after a one time charge of $2,910,570 due to refinancing of IC-BH's $75 million loan. UWN's basis in the project through January 27, 2001 is $3,548,357.

         The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal quarter ended January 27, 2001:

                        Isle of Capri Black Hawk, L.L.C.
                            Condensed Balance Sheets
                                 (In thousands)

                                                 January 27,      January 28,
                                                     2002             2001
                                                 ------------     ------------
Current assets                                   $      9,707     $     14,179
Property and equipment (net)                          103,538          104,343
Other assets                                            2,364            3,158
                                                 ------------     ------------
Total assets                                     $    115,609     $    121,680
                                                 ============     ============

Current liabilities                              $     23,926     $     20,426
Long-term debt                                         72,386           75,000
Members' equity                                        19,297           26,254
                                                 ------------     ------------
Total liabilities and members' equity            $    115,609     $    121,680
                                                 ============     ============

                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statements
                                 (In thousands)

                                                       Nine Months Ended
                                                 -----------------------------
                                                 January 27,      January 28,
                                                     2002             2001
                                                 ------------     ------------
Revenue:
Casino                                           $     82,865     $     75,602
Rooms                                                   4,353            2,386
Food, beverage, and other                              11,343           10,350
                                                 ------------     ------------
     Total revenue                                     98,561           88,338
                                                 ============     ============

Operating expenses:
Casino                                           $      5,306     $      4,997
Gaming taxes                                           16,334           14,939
Rooms                                                   1,912            1,255
Food, beverage, and other                               7,747            7,477
Other operating expense                                42,824           38,950
                                                 ------------     ------------
    Total operating expenses                           74,123           67,618

Earnings from Operations                               24,438           20,720
                                                 ------------     ------------

Interest expense, net                                  (8,254)          (8,450)
Depreciation                                           (3,106)          (2,400)
                                                 ------------     ------------

Net income before a one time refinancing charge        13,078            9,870

One time refinancing charge                            (6,769)              --

Net income                                       $      6,309     $      9,870
                                                 ============     ============

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

         In April 2000, UWN's wholly-owned subsidiary, Blue Diamond Resorts, Inc., acquired 860 acres on Wellesley Island in New York State for approximately $1,802,000. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway at the border of Canada. The area is approximately 90 miles north of Syracuse, New York. The eight-mile long island has for many years capitalized on increased domestic and international traffic that frequents this historic tourist destination. The 1000 Island International Tourism Council has indicated that there are over 19 million people within 300 miles of Wellesley Island. UWN is conducting a feasibility study of the real estate for development of a master-planned resort community, which covers roughly 10 percent of the island. Blue Diamond Resorts, Inc. has commenced sales efforts of portions of the real estate.

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

NOTE 5. RESTAURANT CONNECTIONS INTERNATIONAL, INC.

         In August 1998, Restaurant Connections International, Inc. ("RCI"), was formed with UWN as a founding shareholder. UWN currently owns an approximate 30% interest in RCI. In December 1998, RCI purchased the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo.

         UWN's ownership interest in RCI is being accounted for using the equity method of accounting. UWN's investment in RCI is stated at cost, adjusted for its equity in the undistributed earnings or losses of RCI. RCI's undistributed losses allocable to UWN through September 30, 2001 totaled $711,242 including $31,115 allocable for the three month period ended September 30, 2001. In accordance with the equity method of accounting, UWN's investment account balance was reduced to zero and the remaining allocated loss of $688,842 is not reflected in the financial statements.

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

         Under the terms of the lease with Romarco, Romarco makes an advance royalty payment to UWN of $3,500 per month, and on August 1, 2002, it increases to $4,500 per month. Beginning August 1, 2003, the $5,000 monthly payment is to be adjusted, up or down, by the change in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments are to be credited to the production royalty payable under the lease.

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

NOTE 7. FEDERAL INCOME TAXES

         Temporary differences reflected in the deferred income tax accounts primarily relate to timing differences in the recognition of the allocated equity in earnings from IC-BH for tax and financial reporting purposes and tax benefits generated by available net operating loss carryforwards ("NOL's"). UWN has available NOL's amounting to $4,587,221 as of December 31, 2001. A valuation allowance was previously recorded equal to the net deferred tax asset. Management of UWN believed sufficient uncertainty existed regarding the realizability of these NOL's resulting from UWN's history of operating losses, it's ability to generate taxable income within the net operating loss carryforward period and limitations imposed as a result of a change in it's ownership occurring in 1994.

         Although UWN had a history of prior losses, those losses were primarily accumulated during its development stage. Based upon further analysis of the limitations and expirations of the NOL's and current earnings and future income projections of IC-BH, management of UWN believes that it is more likely than not that the benefits of the NOL's will be realized. As a result, the valuation allowance was reduced and a net deferred tax asset of $1,803,186 and federal income tax benefit of $1,803,186 were recorded during the nine months period ended December 31, 2000.

                  For the three months ended December 31, 2001, based on a more complete review of available NOL's and restrictions thereon, along with the tax effects of the loss for the quarter, UWN has recorded deferred tax benefit in the amount of $837,406.

NOTE 8. SEGMENT REPORTING

         UWN has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

         UWN operates in four business segments (i) gaming, (ii) real estate,
(iii) restaurant franchise, and (iv) mining properties and claims. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado, of which UWN is a 43% owner, and effective August 2001, UWN formed the Dry Creek Casino, LLC ("Dry Creek"), of which UWN is a 51% owner. Dry Creek will assist the Dry Creek Band of Pomo Indians with the development and financing of a temporary casino located in Sonoma County, California. The commercial and residential real estate segment involves the development of master-planned residential and commercial property project adjacent to Black Hawk, Colorado and another at Wellesley Island, New York. The restaurant franchise segment involves a 30% ownership interest in 16 Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of its property and retaining a royalty interest under the lease.

         Summarized financial information concerning UWN's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.

                                                                 NINE MONTHS ENDED DECEMBER 31, 2001
                                  -----------------------------------------------------------------------------------------------
                                                       Real          Restaurant
                                     Gaming           Estate         Franchises        Mining           Other           Totals
                                  ------------     ------------     ------------    ------------     ------------    ------------
Revenue                           $         --     $     18,075     $         --    $     29,500     $     64,519    $    112,094
Segment profit (loss)                 (947,130)        (539,127)              --         (93,314)          90,984      (1,488,587)
Segment assets                       3,782,339        5,773,350               --         480,812               --      10,036,501
Interest expense                            --               --               --           1,198          676,099         677,297
Interest income                         26,462               --               --              --          415,492         441,954
Equity in earnings
   of equity investment              2,713,233               --               --              --               --       2,713,233

                                                                 NINE MONTHS ENDED DECEMBER 31, 2000
                                  -----------------------------------------------------------------------------------------------
                                                       Real          Restaurant
                                     Gaming           Estate         Franchises        Mining           Other           Totals
                                  ------------     ------------     ------------    ------------     ------------    ------------
Revenue                           $         --     $         --     $         --    $     27,000     $    100,095    $    127,095
Segment loss                          (320,474)        (446,735)              --         (63,349)        (230,566)     (1,061,124)
Segment assets                       6,540,088        4,732,938               --         480,812               --      11,753,838
Interest expense                            --           80,342               --           1,748          368,686         450,776
Interest income                             --               --               --              --          246,291         246,291
Equity in earnings
   of equity investment              4,241,012               --           91,013              --               --       4,332,025

Reconciliation of reportable segment assets to UWN's consolidated totals are as follows:

                                                                                DECEMBER 31,
                                                                       -----------------------------
                                                                           2001             2000
                                                                       ------------     ------------
Assets

Identifiable assets for reportable segments                            $ 10,036,501     $ 11,753,838
Cash not allocated to segments                                            2,702,763          147,174
Furniture, fixtures, & equipment not allocated to segments                   58,022           84,384
Other assets not allocated to segments                                   10,338,841        3,731,933
                                                                       ------------     ------------

Total assets                                                           $ 23,136,127     $ 15,717,329
                                                                       ============     ============

Reconciliation of reportable segment revenues to UWN's consolidated totals is as follows:

                                                                                DECEMBER 31,
                                                                       -----------------------------
                                                                           2001             2000
                                                                       ------------     ------------
Revenue

Total revenue for reportable segments                                  $    112,094     $    127,095
Interest income not allocated to reportable segments                        441,954          246,291
                                                                       ------------     ------------

Total revenues                                                         $    554,048     $    373,386
                                                                       ============     ============

Reconciliation of reportable segment profit or loss to UWN's consolidated totals are as follows:

                                                                                DECEMBER 31,
                                                                       -----------------------------
                                                                           2001             2000
                                                                       ------------     ------------
Profit or loss

Total loss for reportable segments                                     $ (1,488,587)    $ (1,061,124)
Equity in income of equity investments                                    2,713,233        4,332,025
Minority interest                                                           (12,464)              --
                                                                       ------------     ------------

Net income before income tax benefit                                   $  1,212,182     $  3,270,901
                                                                       ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions of UWN's results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

         The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. UWN's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended March 31, 2001. These forward-looking statements speak only as of the date hereof. UWN expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         General

         UWN is primarily engaged in gaming, real estate development, and restaurant franchise operations. UWN reported net loss of $725,084 for the three months ended December 31, 2001 compared to a net income of $605,028 for the three months December 31, 2000.

         UWN's 43% ownership interest in the IC-BH is being accounted for using the equity method of accounting. UWN's investment in the joint venture is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. During UWN's period ended December 31, 2001, IC-BH's loss allocable to UWN through January 27, 2002, IC-BH's quarter end, totaled $948,531 after a one-time refinancing charge of $2,910,570. UWN's basis in the project through January 27, 2002 is $3,548,357 after receiving cash distribution of $7,523,710 from IC-BH.

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

Results of Operations

         Comparison of three months ended December 31, 2001 and 2000

         REVENUES. Revenues increased $112,936 to $235,741 for the three months ended December 31, 2001, compared to $122,805 for the three months ended December 31, 2000. The increase in current revenues is attributable to an increase in interest income.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $91,501 to $211,691 for the three months ended December 31, 2001, as compared to the same period in the prior year. The increase is attributable to an increase in general office expense and a one-time AMEX listing fee of $41,500.

         INTEREST EXPENSE. Interest expense increased $168,330 to $264,670 for the three months ended December 31, 2001, compared to the three months ended December 31, 2000. The increase is due to additional borrowings from UWN's credit facility for the three months ended December 31, 2001.

         SALARIES. Salaries increased $89,619 to $233,910 for the three months ended December 31, 2001, compared to the three months ended December 31, 2000. The increase is due primarily to expansion in staffing and salary increases for existing staff.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased $4,523 to $194,617 for the three months ended December 31, 2001, as compared to the same period in the prior year.

         OTHER EXPENSE. Other expense increased $19,511 to $35,149 for the three months ended December 31, 2001, compared to the three months ended December 31, 2000. The increase is attributable to an increase in expense related to our annual shareholders meeting.

         TOTAL EXPENSES. Total expenses increased $373,484, to $840,037 for the three months ended December 31, 2001, compared to the three months ended December 31, 2000. The increase is due primarily to an increase in general and administrative expenses, interest expense and other expense.

         NET INCOME. UWN reported net loss of $725,084 for the three months ended December 31, 2001, as compared to net income of $605,028 for the three month ended December 31, 2000. This is due to a decrease in equity in earnings from IC-BH after a one time charge of $ 2,910,570 for the three months ended December 31, 2001 due to IC-BH refinancing its $75 million loan.

         Comparison of nine months ended December 31, 2001 and 2000

         REVENUES. Revenues increased $180,662 to $554,048 for the nine months ended December 31, 2001, compared to $373,386 for the nine months ended December 31, 2000. The increase in current revenues is attributable to an increase in interest income.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $176,977 to $449,197 for the nine months ended December 31, 2001, as compared to the same period in the prior year. The increase is attributable to an increase in travel expense, office rent, general office expense, and a one-time AMEX listing fee of $41,500.

         INTEREST EXPENSE. Interest expense increased $226,521 to $677,297 for the nine months ended December 31, 2001, compared to the nine months ended December 31, 2000. The increase is due to additional borrowings from UWN's credit facility for the nine months ended December 31, 2001.

         SALARIES. Salaries increased $83,170 to $486,442 for the nine months ended December 31, 2001, compared to the nine months ended December 31, 2000. The increase is due primarily to expansion in staffing and salary increases for existing staff.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased $66,033, to $332,755 for the nine months ended December 31, 2001, as compared to the same period in the prior year. The increase is due to an increase in outside legal services and consulting services relating to general corporate business.

         OTHER EXPENSE. Other expense increased $55,424 to $96,944 for the nine months ended December 31, 2001, compared to the nine months ended December 31, 2000. The increase is attributable to an increase in expense related to our annual shareholders meeting.

         TOTAL EXPENSES. Total expenses increased $608,125, to $2,042,635 for the nine months ended December 31, 2001, compared to the nine months ended December 31, 2000. The increase is due primarily to an increase in general and administrative expenses, legal and professional expenses and other expense.

         NET INCOME. UWN reported net income of $1,075,803 for the nine months ended December 31, 2001, as compared to net income of $4,353,421 for the nine months ended December 31, 2000. This decrease is the result of UWN reporting federal income tax benefit associated with a reversal of a valuation allowance against its net operating loss carryforward in the amount of $1,082,520 during the nine months ended December 30, 2000 and IC-BH's earning allocable to UWN through January 27, 2002, IC-BH's nine periods end, totaled $2,751,972 after a one time charge of $2,910,570 due to IC-BH refinancing its $75 million loan.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Cash provided in operating activities for the nine months ended December 31, 2001 amounted to $5,846,915, an increase of $6,723,269 compared to the $876,354 of cash used in operating activities for the nine months ended December 31, 2000. The increase is due to a cash distribution of $7,523,710 from IC-BH.

         INVESTING ACTIVITIES. Cash used in investing activities during the nine months ended December 31, 2001 amounted to $8,033,757, an increase of $4,894,819 over the $3,138,938 of cash used in investing activities for the nine months ended December 31, 2000. The increase is due to an increase in note receivables from affiliates and Dry Creek Rancheria.

         FINANCING ACTIVITIES. During the nine months ended December 31, 2001, UWN received cash proceeds of $5,100,000 from debt, an increase of $2,463,410, over the $2,636,590 received from proceeds of debt for the same period in the previous year. During the nine months ended December 31, 2001, UWN expended $519,551 for payments on outstanding debt, an increase of $376,852, over the $142,699 expended for payments on outstanding debt for the period ended December 31, 2000.

         On December 31, 2001, UWN had a cash balance of $2,702,763 and short-term notes payable of $850,000.

         UWN has a $13 million long-term credit facility (the "Credit Facility") payable to an individual. The outstanding Credit Facility bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The Credit Facility is secured by UWN's interest in the Casino. Up to 54% of the Credit Facility is convertible into shares of UWN's restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of the then total issued and outstanding stock of UWN. As of December 31, 2001, UWN has drawn the total $13 million available under the Credit Facility.

         On December 11, 2001, UWN entered into a $15 million five year credit facility payable to the same individual who provided the $13 million long-term credit facility. This new credit facility will be used to satisfy the $15 million commitment which UWN has made to the Dry Creek project. The $15 million long-term credit facility bears interest at 12% with interest only for the first year and then amortized over four years.

                           PART II. OTHER INFORMATION

         Pursuant to the Instructions to Part II of the Form 10-QSB, Items 3, 4, and 5 are omitted.

ITEM 1. LEGAL PROCEEDINGS

         UWN is not currently engaged in any material litigation that is not routine or merely incidental to its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended December 31, 2001, UWN issued 8,500 shares of common stock to one investor for an aggregate purchase of $17,510 upon the exercise of options. UWN believes the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance was to an accredited investor and since the transaction was non-recurring and privately negotiated.

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

         Exhibit 10.5 Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director

         (b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.


By: /s/ Christopher Domijan
   -----------------------------------------
Christopher Domijan, Chief Financial Officer

Date: February 14, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

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

   10.4                  Nevada Gold & Casinos, Inc. 1999 Stock Option Plan
                         (filed previously as Exhibit 10.1 to the company's Form
                         S-8/A, file no. 333-79867)

   10.5                  Form of Indemnification Agreement between Nevada Gold &
                         Casinos, Inc. and each officer and director