Form 10KSB
period 2002-03-31
NEVADA GOLD & CASINOS INC
filed 2002-06-28
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended March 31, 2002

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

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock, $0.12 par value                 The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days.
[X] Yes   [ ] No

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its fiscal year ending March 31, 2002:
$889,433

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's stock on The American Stock Exchange on June 4, 2002, was $35,478,584

         The number of common shares outstanding was 10,862,545 as of June 4, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant is incorporating by reference into Part III of this Form 10-KSB, certain information contained in the registrant's proxy statement for its 2002 annual meeting of stockholders.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                     PART I
                                     ------
ITEM 1.    DESCRIPTION OF BUSINESS......................................................................1
ITEM 2.    DESCRIPTION OF PROPERTIES....................................................................7
ITEM 3.    LEGAL PROCEEDINGS............................................................................8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................8

                              PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS .....................................................................9
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.....................................................10
ITEM 7.    FINANCIAL STATEMENTS........................................................................13
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................13

                             PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS,.
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
           ACT.........................................................................................14
ITEM 10.   EXECUTIVE COMPENSATION......................................................................14
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT..............................................................................14
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS........................................14
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K............................................................14




         This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

         In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         Nevada Gold & Casinos, Inc., which trades on the American Stock Exchange under the ticker symbol UWN, was founded in 1977, and since 1994, has been a developer of gaming properties, and has real estate interests in Colorado, California, Nevada, and New York.

Gaming Developments and Projects

         Isle of Capri Black Hawk

         We are a 43% owner of a joint venture named Isle of Capri-Black Hawk, L.L.C. ("IC-BH") with Isle of Capri Casinos, Inc. ("Isle"). IC-BH operates the Isle of Capri - Black Hawk Casino (the "Casino") and a hotel on the Black Hawk property. Isle manages the Casino under an agreement for a fee based upon a percentage of the Casino's revenues and operating profit.

         The Casino, with a 101,000-square-foot floor plate, is currently the largest hotel/casino gaming facility in Colorado. The Casino is strategically located at the entrance to Black Hawk. The $103 million Casino features 1,144 slot machines, 14 blackjack tables, three restaurants, an event center, and a 1,100-space covered parking garage. A $29 million, 237-room hotel on top of the Casino opened in July 2000.

         Dry Creek Casino

         In August 2001, we formed Dry Creek Casino, L.L.C. (the "LLC"). The LLC, which we own 51%, was formed to assist the Dry Creek Band of Pomo Indians with the development and financing of its River Rock Casino located approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California. We have arranged a financing to loan the LLC up to $15 million for Dry Creek project. The LLC will receive 20% of earnings before depreciation and amortization from the project for five years. In addition, we have agreed to provide guaranties on equipment financing of approximately $32 million.

         The Dry Creek Band of Pomo Indians is a federally recognized Indian tribe and has entered into a gaming compact with the Governor of California that authorizes the tribe to conduct Class III gaming. The Dry Creek Rancheria is located on a hill overlooking Alexander Valley vineyards and the Russian River, near Geyserville, California in Sonoma County. It is expected that the casino, which will be managed and operated by the tribe, will ultimately consist of approximately 60,000 square feet with 1,600 gaming devices, 16 table games (including Blackjack and the popular Pai Gow), an indoor-outdoor patio, dining and entertainment venues.

         The United States, which holds title to the Dry Creek Rancheria on behalf of the tribe, has been sued by adjacent landowners that have claimed that the tribe may not be entitled to access a right-of-way to the rancheria over a previously granted easement. The easement currently provides the sole means of access to the rancheria. The tribe has intervened in the matter and believes the current action to be without merit and intends to vigorously defend the lawsuit. The tribe's inability to maintain access to the reservation for casino use could prevent the opening of the casino, if other suitable access is not timely obtained. We have also been notified by the Alexander Valley Association that they believe the construction of the casino may cause violations of the Endangered Species Act. We believe these claims to be without merit, and the tribe intends to vigorously defend any such claims. The tribe has been sued by its former casino developer claiming, among other items, breach of contract. We have not currently been named in this lawsuit, and do not believe the matter will prevent the opening of the project. On June 4, 2002, the California Attorney General released a letter questioning the ability of the Dry Creek Band of Pomo Indians to conduct gaming on their rancheria due to the lack of formal trust status for their lands. On June 7, 2002, the California Attorney General released a second letter stating that its original position may have a significant statewide impact on many Indian tribes, and that the attorney general's office would be conducting a further review of the subject. Although we believe the Dry Creek Band of Pomo Indians may conduct gaming on their rancheria, a contrary opinion from the attorney general's office could prevent or substantially delay opening of River Rock Casino.

         Route 66 Casino

         In June 2002, Route 66 Casinos, L.L.C. ("Route 66"), of which we are a 51% owner, was formed to assist the Laguna Development Corporation, a federally chartered corporation which is wholly-owned by the Pueblo of Laguna tribe (the "LDC"), with the design, development and financing of a casino located in New Mexico (Route 66 Casino). Route 66 will assist in procuring loans of approximately $45 million for the benefit and use of the LDC to design and develop the project, which will include a loan arranged by Route 66 of between $5 million to $8 million likely to be guaranteed by us. In addition, Route 66 will enter into a lease for approximately $15 million of gaming equipment. In exchange for its services, Route 66 will obtain the exclusive right to lease gaming equipment to the LDC for a period of five years for the Route 66 Casino. The gaming equipment agreements include a five-year contract for 1,250 gaming devices to be placed in the Route 66 Casino, a one-year contract for 100 gaming devices in the existing temporary casino, and a contract that runs through February 2004 for 45 gaming devices in the existing Dancing Eagle Casino. The 100 gaming devices will be moved to the Route 66 Casino upon completion and are included in the 1,250 gaming device contract. Route 66 expects to receive, on average, approximately 16% of gross revenue from the gaming contracts, based on current projections. LDC currently operates the Dancing Eagle Casino and the Rio Puerco temporary casino.

         When completed, the 165,000 square foot casino will be located 11 miles west of Albuquerque at the easternmost extent of the Laguna Pueblo on I-40. It is expected to include 1,250 slot machines, 20 table games, a 750-seat bingo area, 2,800-seat theatre/ entertainment/ special events venue, a cabaret lounge, multiple food and beverage outlets, retail outlets, plus ample paved parking for trucks and automobiles.

         We have identified and are pursuing additional gaming ventures and associated real estate resort/entertainment development projects. We intend to utilize our expertise - project identification and development - to create financially attractive investment opportunities while having a small, knowledgeable, and responsive staff that is able to capitalize on projects in developing markets.

Competition

         Isle of Capri Black Hawk

         The gaming and casino industry is subject to intense competition. As the number of larger gaming establishments in Black Hawk, Colorado has increased over the past three years, average revenues for some of the smaller casinos located in the Black Hawk market have declined significantly. Future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk, the Casino may compete for customers with casinos in other gaming jurisdictions. While we believe the Casino has some competitive advantages over the other gaming establishments in the area, primarily as a result of its size and location, we believe that national, regional, state, and local competition for gaming markets, in general, will be extremely intense during the foreseeable future.

         The Black Hawk Gaming Market consists of the cities of Black Hawk and Central City, which are located approximately 35 miles west of Denver and approximately 16 miles from Interstate 70, the main east-west artery from Denver. Customers of the Black Hawk Gaming Market primarily drive-in from within a 100-mile radius of Black Hawk and Central City, which includes the major population centers of Denver, Boulder, Fort Collins, and Golden, Colorado, and Cheyenne, Wyoming. The Black Hawk Gaming Market is primarily characterized by numerous privately and publicly-owned gaming facilities. However, the main competition for the Casino are the larger gaming facilities located in Black Hawk, particularly those with a considerable number of on-site parking spaces, established brand names, and existing reputations in the local market. The Casino is currently the largest hotel/casino in Black Hawk in terms of gaming positions, with Hyatt, Riviera Black Hawk, Mardi Gras, Harvey's Wagon Wheel Casino Hotel, Colorado Central Station, Canyon Casino, Fitzgerald's Black Hawk, and The Lodge Casino as the largest primary competitors, each of which also offer on-site parking.

         The Casino's closest competition is Colorado Central Station and Riviera, which are both located at the intersection of Mill and Main Streets across from the Casino.

         Casinos in Cripple Creek, Colorado (located a driving distance of 110 miles to the south of the Black Hawk Gaming Market), and the Native American casinos located in the southwestern corner of Colorado, constitute the other gaming competition in the state. We believe that Cripple Creek provides only limited competition to the Black Hawk Gaming Market because of its distance from the Black Hawk Gaming Market and its relatively smaller facilities with fewer amenities. We believe that the Native American casinos are also too far removed from the Black Hawk Gaming Market to provide any significant competition.

         Dry Creek Casino

         When opened, we believe the Dry Creek casino will compete with other Indian casinos located in northern California. The Hopland Sho-Ka-Wah casino is located within 35 miles of the Dry Creek Rancheria, and the Konocti Vista Casino is located within 45 miles of Dry Creek Rancheria. There are other Indian tribes near the Dry Creek Rancheria that may develop gaming projects in the future, which would create additional competition.

         Route 66

         The Dancing Eagle Casino, the Rio Puerco temporary casino, and Route 66 Casino, will compete with other Indian casinos. There are several casinos within 50 miles of the current facilities, including the Sky City Casino, Casino Sandia, Isleta Casino & Resort, Santa Ana Star Casino, San Felipe Casino Hollywood, and The Downs at Albuquerque.

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

         The Gaming Commission is empowered to issue five types of gaming and related licenses. The Casino in Black Hawk requires a retail gaming license, which must be renewed each year, and the Colorado Division has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities will be limited accordingly. The Casino's license is renewable annually, subject to continued compliance with gaming regulations.

         Colorado law requires that every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Gaming Commission. The Gaming Commission may require any person having an interest in a license or a licensee to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

         Persons found unsuitable by the Gaming Commission may be required immediately to terminate any interest in, association or agreement with, or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee's license or applicant's license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

         The rules impose certain additional restrictions and reporting and filing requirements on publicly traded entities holding gaming licenses in Colorado. A licensee or affiliated company or any controlling person of a license or affiliated company, which commences a public offering of voting securities, must notify the Gaming Commission, with regard to a public offering to be registered with the SEC, no later than ten business days after the initial filing of a registration statement with the SEC, or, with regard to any other type of public offering, no later than ten business days prior to the public use or distribution of any offering document, if: 1) the licensee, affiliated company or a controlling person thereof, intending to issue the voting securities is not a publicly traded corporation; or 2) if the licensee, affiliated company or controlling person thereof, intending to issue the voting securities is a publicly traded corporation, and if the proceeds of the offering, in whole or in part, are intended to be used: a) to pay for construction of gaming facilities in Colorado to be owned and operated by the licensee; b) to acquire any direct or indirect interest in gaming facilities in Colorado; c) to finance the operation by the licensee of gaming facilities in Colorado; or d) to retire or extend obligations incurred for one or more of the purposes set forth in subsections a, b, or c above.

         We cannot assure that we will be able to comply with or conduct business in accordance with applicable regulations. Furthermore, we cannot assure that additional state or federal statutes or regulations will not be enacted at some future date that could have a material adverse effect on our business operations.

Environmental Considerations

         The Casino and hotel complex in Black Hawk is located in an area that has been designated by the United States Environmental Protection Agency ("EPA") as a Superfund site on the National Priorities List due to contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Superfund site for remediation and response costs associated with their properties and with the entire site. The Casino is located within the drainage basin of the North Clear Creek and, therefore, subject to potentially contaminated ground water from upstream mining-related sources. Soil and ground water samples on the site indicate that several contaminants existed in concentrations exceeding drinking water standards. An affiliate of the company, in cooperation with the EPA and the Colorado Department of Health, performed environmental analysis and tests and removed all mined waste located on the gaming site. No further remedial activity has been required, or is anticipated, with respect to the Casino properties.

Other Business Activities

         Gold Mountain Development. Through our wholly owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado which is located in an EPA National Priorities list area. We are evaluating the feasibility of developing a mixed-use development that is predominately resort oriented in character. We are pursuing a sale or joint venture partner to develop the property.

         Blue Diamond Resorts. Our wholly owned subsidiary, Blue Diamond Resorts, Inc., owns 860 acres on Wellesley Island in New York State. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway between the border of the United States and Canada. The area is approximately 90 miles north of Syracuse, New York. The eight-mile long island has for many years capitalized on increased domestic and international traffic that frequents this historic tourist destination. The 1000 Island International Tourism Council has indicated that there are over 19 million people within 300 miles of Wellesley Island. We are in discussions with a joint venture partner to develop a low-density, high-end residential development with the intent to monetize this asset.

         Sunrise Land and Mineral. Through our wholly owned subsidiary, Sunrise Land and Mineral Corporation, ("Sunrise"), we own approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise has been inactive since its acquisition in 1995. We are evaluating the highest and best use of Sunrise's land.

         Restaurant Connections International, Inc. We are a founding shareholder of Restaurant Connections International, Inc. ("RCI"), and currently own an approximate 30% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo. We are discussing a possible sale of RCI, or other form of monetization.

         Other global fast food restaurants have entered the Brazilian marketplace and are general competitors of RCI. McDonald's and Dunkin Donuts have each established a presence in Sao Paulo and in other areas of Brazil. These restaurant companies have significantly greater financial and other resources that could affect RCI's operations.

         Goldfield Resources, Inc. Our wholly owned subsidiary, Goldfield Resources, Inc. ("Goldfield"), holds mining claims in the State of Nevada, totaling approximately 9,000 acres. Goldfield is not directly involved in mining operations, and has secured a mining lease for its properties with Romarco Nevada, Inc., and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

         Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement with Romarco Nevada, Romarco Nevada is primarily responsible for all regulatory compliance. However, Romarco Nevada's failure to comply with any of the applicable rules or regulations could create potential liability for Goldfield.

Employees

         As of June 3, 2002, we have a staff of 12 full-time employees who are employed in executive, legal, accounting, and administrative functions. We have no part-time employees.

Investment Considerations

         Potential investors should carefully consider the following risk factors prior to making any investment decisions regarding our securities.

         Substantial Leverage

         Financing for the IC-BH Casino construction was provided by the IC-BH debt offering of $75 million in 13% First Mortgage Notes. On December 18, 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that are due in five years and a $10 million line of credit. The average interest on this new credit facility is estimated to be 6% to 7%. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from Casino operations has been more than sufficient to pay its debt obligations.

         We are highly leveraged with $13.6 million in corporate debt and with additional commitments of a $15 million loan and anticipated lease guarantees of approximately $32 million for the Dry Creek casino project. We also have guaranteed debt of $1.4 million of affiliated companies, of which approximately $150,000 is due within one year. To date, cash distributions from the IC-BH Casino and borrowings under our $13 million credit facility have been sufficient to satisfy our current debt obligations. However, if the Dry Creek project is delayed for an extended period of time, prevented from opening, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing, or that we will be able to obtain additional financing on favorable terms.

         Dependence Upon Black Hawk Gaming Site

         We do not currently have significant gaming operations other than the IC-BH Casino and we are dependent to a large extent upon IC-BH for our revenues. Accordingly, we will be subject to greater risks than a geographically diversified gaming operation, including, but not limited to, risks related to local economic and competitive conditions, complications caused by weather or road closure, road construction on primary access routes, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters. Any decline in the number of residents or visitors to the Black Hawk market, a downturn in the overall economy of the area served by the Black Hawk Market, a decrease in gaming activities in the Black Hawk Market or an increase in competition could have a material adverse effect on us.

         The Gaming Industry is Highly Regulated

         Gaming facility ownership, management and operation is subject to many federal, state, provincial, tribal and/or local laws, regulations, and ordinances that are administered by particular regulatory agency or agencies in each jurisdiction. These laws, regulations, and ordinances are different in each jurisdiction but generally deal with the responsibility, financial stability and character of the owners and managers of gaming operations and persons financially interested or involved in gaming operations. The change of these laws, regulations, or ordinances could affect our performance.

         State Gaming Tax Issues

         The gaming industry represents a significant source of tax revenues to the States in which we operate. From time to time, various state and federal legislators and other officials have proposed changes in tax law, or in the administration of the law, affecting the gaming industry. However, we cannot determine with certainty the likelihood of possible changes in tax law or its administration. These changes, if adopted, could have a material negative effect on our operating results.

         We Have Limited Recourses Against Tribal Assets

         Development of tribal gaming opportunities, such as the Dry Creek casino or the Route 66 project, will require us to make or guarantee substantial loans to tribes for the construction, development, equipment, and operations. Our primary recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a contract is limited to revenues, if any, from casino operations.

         Contracts with Indian tribes may be Subject to Governmental or Regulatory Modification.

         The National Indian Gaming Commission ("NIGC") has the power to review contracts with Indian tribes to determine whether they constitute management contracts. While we believe our contracts will not be deemed management contracts by the NIGC, if such a determination was made, such contracts will need to be modified to comply with the NIGC regulator or they may be deemed void.

         Dependence on Key Personnel

         Our success is largely dependent upon the efforts and skills of our key executive officers. The loss of the services of any key executive officers could have a material adverse effect on us. We currently have no employment agreements with any of our key executive officers. There can be no assurance that we would be able to attract and hire suitable replacements in the event of any such loss of services.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our principal assets consist of our 43% ownership interest in IC-BH, which owns the casino-hotel complex in Black Hawk; the 240 acres of undeveloped land in and around Black Hawk, Colorado; the Wellesley Island property, which is 860 acres located in Jefferson County, New York; and the 300 acres of undeveloped land in Nevada County, California. The Colorado, California and New York properties are intended for resort, commercial, and residential real estate development. Our mining properties are located in the Goldfield Mining District of Nye and Esmeralda Counties, Nevada.

         We lease approximately 3,500 square feet of office space in Houston, Texas. The total monthly rental for office space is currently $4,960. We believe that our existing facilities are adequate to meet our current needs.

         Our primary asset is our 43% ownership interest in the IC-BH Casino in Black Hawk, Gilpin County, Colorado. Financing for the IC-BH Casino construction was provided by the IC-BH debt offering of $75 million in 13% First Mortgage Notes. On December 18, 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that are due in five years and a $10 million line of credit. The average interest on this new credit facility is estimated to be 6 to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that effectively convert $40 million of its floating rate debt to a fixed-rate basis for the next three years.

         We believe this property to be adequately covered by insurance. The realty tax rate on this property is $26.46 per $1,000 in property value; or approximately $65,500 annually, paid by IC-BH.

         We own 860 acres of real property on Wellesley Island in New York State. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway at the border of Canada. The area is approximately 90 miles north of Syracuse, New York. This property is not subject to any liens. Insurance is carried for this acreage. The realty tax rate on this property is $27.98 per $1,000 in property value, or approximately $67,000 annually.

         We also own 240 acres of undeveloped land located in and near Black Hawk, Gilpin County, Colorado. This property is subject to liens in the aggregate amount of $2,111,184 of that debt obligation matures on December

31, 2006. Insurance is carried for this acreage. The realty tax rate on this property is $26.46 per $1,000 in property value, or approximately $5,900 annually.







ITEM 3.  LEGAL PROCEEDINGS

         In May 2002, we were named as a defendant in the 189th District Court of Harris County, Texas by Corporate Strategies, Inc., which is alleging they are owed warrants to purchase 429,444 shares of common stock at an exercise price of $2.36 per share pursuant to a consulting agreement entered into in December 1997. The plaintiff is seeking damages based on the difference between the current market price of our common stock and the exercise price of the warrants. We intend to vigorously defend the suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock began trading on The American Stock Exchange on October 11, 2001 under the symbol UWN. Prior to such time, the common stock traded on the Over-the-Counter Bulletin Board under the symbol UWIN. The market for our common stock was limited and sporadic. The following table sets forth the high and low sales prices relating to our common stock for the last two fiscal years, and, with respect to prices during the period when we were traded on the Over-the-Counter Bulletin Board, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    FISCAL YEARS ENDED
                                    -------------------------------------------------
                                        MARCH 31, 2001             MARCH 31, 2002
                                    --------------------        ---------------------
                                    HIGH             LOW        HIGH              LOW
                                    ----            ----        ----             ----
First Quarter                      $3.69           $2.03       $2.70            $1.78
Second Quarter                      3.78            2.22        3.05             2.15
Third Quarter                       3.56            2.03        4.80             2.40
Fourth Quarter                      2.53            1.81        7.84             4.31



Holders

         As of May 31, 2002, we had approximately 1,962 shareholders of record.

Dividends

         We have not paid any dividends during the last two fiscal years and do not anticipate paying any cash dividends in the foreseeable future. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements, and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

         Set forth below is certain information concerning all issuances of securities by us during the fiscal year ended March 31, 2002, that were not registered under the Securities Act and that have not been previously reported. All sales of the securities were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described.

         During the year ended March 31, 2002, we issued an aggregate of 61,132 shares of common stock to two parties on the exercise of outstanding warrants. We believe the parties were sophisticated investors and that the transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereof as transactions not involving any public offering. During the year ended March 31, 2002, we issued 25,000 shares of common stock to an accredited investor on the conversion of convertible debt. We believe the transaction was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof, as a transaction not involving any public offering. During the year ended March 31, 2002, we issued a warrant to purchase 833,333 shares of common stock at an exercise price of the lesser of $3.00 per share or 85% of the market price of our common stock on exercise, expiring in December 2004, to an accredited investor in connection with the arrangement of financing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our financial position or results of its operations.

Critical Accounting Policies

          In December 2001, the SEC requested that reporting companies discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Notes 1 and 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-KSB. Our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

         Our investments in Isle of Capri Black Hawk L.L.C. (IC-BH) and Restaurant Connections International, Inc. (RCI) are accounted for using the equity method of accounting since the investment gives us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist where we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors such as representation on the investee's Board of Directors are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

General

         We are primarily engaged in gaming and resort development. We reported net income of $2,171,476 for the year ended March 31, 2002 compared to a net income of $5,432,701 for the year ended March 31, 2001.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During fiscal year ended March 31, 2002, IC-BH's income allocable to the company through April 28, 2002, IC-BH's fiscal year end, totaled $7,676,420, compared to $6,357,255 in fiscal 2001. During fiscal year 2002, we received a cash distribution of $7,523,710 from IC-BH and our basis in the project through April 28, 2002 is $5,446,267. This included an extraordinary loss of $1,920,976, net of taxes of $989,594, that we recorded during fiscal year ended March 31, 2002 on the extinguishment of the First Mortgage Notes early payment premiums and the write-off of debt acquisition cost on IC-BH. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that effectively converted $40 million of its floating rate debt to a fixed-rate basis for the next three years. We recorded an other comprehensive loss of $102,106, net of taxes of $52,600, related to the interest rate swap transaction during the fourth quarter of fiscal year 2002.

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. Our portion of RCI's undistributed losses through December 31, 2001 totaled $699,532. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $677,132 is not reflected in our financial statements.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, Wellesley Island, New York, and Nevada County, California. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

Results of Operations

         Comparison of fiscal years ended March 31, 2002 and 2001

         REVENUES. Revenues increased 88%, or $417,067, to $889,433 for the year ended March 31, 2002, compared to $472,366 in fiscal 2001. The increase in revenues is primarily attributable to interest income on loans to Dry Creek Band of Pomo Indians and affiliated companies, gain on land sales, and lease income.

         INTEREST INCOME. Interest income increased 133%, or $422,429, to $739,772 for the year ended March 31, 2002, from $317,343 in fiscal 2001. The difference is attributable to an increase in the notes receivable.

         OTHER INCOME. Other income decreased 25%, or $29,537, to $89,486 for the year ended March 31, 2002, compared to $119,023 in fiscal 2001. This decrease is due to an absence of proceeds received from settlement of a claim.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 21%, or $1,319,165, to $7,676,420 for the year ended March 31, 2002, compared to $ 6,357,255 in fiscal 2001. The increase is primarily attributable to an increase in pre-tax income from IC-BH.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 73%, or $278,879, to $660,537 for the year ended March 31, 2002, compared to $381,658 in fiscal 2001. The increase is primarily attributable to an increase in travel expense, office rent, general office expense, a one-time AMEX listing fee, investor and public relations expense and write-off of capitalized development cost.

         INTEREST EXPENSE. Interest expense increased 53%, or $316,215, to $912,231 for the year ended March 31, 2002, compared to $596,016 in fiscal 2001 due to additional borrowings from our credit facility during the year ended March 31, 2002.

         SALARIES. Salaries increased 39%, or $170,017, to $603,668 for the year ended March 31, 2002, compared to $433,651 in fiscal 2001. The increase is due primarily to expansion in staffing and salary increases for existing staff.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 9%, or $41,941, to $433,989 for the year ended March 31, 2002, compared to $475,930 in fiscal 2001 due to a decrease in consulting services.

         OTHER EXPENSE. Other expense increased 142%, or $80,133, to $136,514 for the year ended March 31, 2002, compared to $56,381 in fiscal 2001. The increase is attributable to an increase in expense related to our annual shareholder meeting and insurance expense.

         TOTAL EXPENSES. Total expenses increased 41%, or $803,303 to $2,746,939 for the year ended March 31, 2002, compared to $1,943,636 in fiscal 2001. The increase is due primarily to an increase in general and administrative expense, interest expense, other expense, and salary expense.

         NET INCOME. Net income decreased 60% or $3,261,225 to $2,171,476 for the year ended March 31, 2002 as compared to a net income of $5,432,701 in fiscal 2001. This decrease is primarily the result of an extraordinary loss of $1,920,976, net of taxes, during the fiscal year ended March 31, 2002. The extraordinary loss relates to the extinguishment of the First Mortgage Notes early payment premiums and the write-off of debt acquisition cost on IC-BH. Additionally, a federal income tax benefit of $449,838 was recorded in fiscal 2001, as compared to a federal income tax provision of $1,670,411 recorded in fiscal 2002.

Liquidity and Capital Resources

         At March 31, 2002, we had cash of $1,021,913 compared to $308,658 in cash at March 31, 2001. The $713,255 increase in cash is the net result of $5,698,278 net cash provided by operating activities, $9,620,434 net cash used in investing activities, and $4,633,411 net cash provided by financing activities.

         OPERATING ACTIVITIES. Net cash provided by operating activities during the year ended March 31, 2002, amounted to $5,698,278, an increase of $6,373,534, over the $675,256 of net cash used in operating activities during fiscal 2001. The increase is primarily due to $7,523,710 of cash distributions from IC-BH.

         INVESTING ACTIVITIES. Net cash used in investing activities during the year ended March 31, 2002, amounted to $9,620,434 an increase of $6,138,283, over the $3,482,151 of net cash used in investing activities in fiscal 2001. The increase is primarily due to the development loan of $2,871,096 to Dry Creek Band of Pomo Indians for its Dry Creek Casino project, loans of $5,100,650 to affiliated companies, and $1,638,101 of development investment primarily in Blue Diamond Resorts, Inc. and Gold Mountain Development LLC.

         FINANCING ACTIVITIES. Net cash provided by financing activities during the year ended March 31, 2002, amounted to $4,635,411 an increase of $1,659,081, over $2,976,330 of net cash provided by financing activities in fiscal 2001. We received $254,410 from cash sales of our common stock and $5,100,000 from debt financing. During the fiscal year 2002, we expended $701,986 for payments on outstanding debt. We paid $200,000 for deferred loan issues costs during the fiscal year 2002.

         We have a $13 million long-term credit facility (the "$13 Million Credit Facility"). The outstanding $13 Million Credit Facility bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The $13 Million Credit Facility is secured by our interest in the IC-BH Casino. Up to 54% of the $13 Million Credit Facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of our then total issued and outstanding stock. As of March 31, 2002, we have drawn the total $13 million available under the $13 Million Credit Facility.

         On December 11, 2001, we entered into a $15 million five-year credit facility. This new credit facility will be used to satisfy our $15 million commitment to the Dry Creek project. This credit facility is secured by our interest in the IC-BH Casino. The $15 million long-term credit facility bears interest at 12% with interest only for the first year and will then be amortized over four years. As of March 31, 2002, the $15 million credit facility has not been drawn upon. As of June 25, 2002, we have drawn a total of $2,731,380.

         As of March 31, 2002, we had cash available of $1,021,913, access to the aforementioned $15 million credit facility, and we expect to receive cash distributions from IC-BH of approximately $5,400,000 for fiscal year 2003 based on current estimates. We had short-term liabilities of $612,513 at March 31, 2002 and projected annual operating expenses of $3,200,000 and additional cash needs of approximately $14,000,000 for projects in fiscal year 2003. In addition we have guaranteed debt of an affiliate approximately $1,400,000, of which approximately $150,000 is due within one year. We also have potential lease guarantees of approximately $32 million for the Dry Creek casino project. If the Dry Creek Project is delayed or prevented from opening or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing, or that we will be able to obtain additional financing on favorable terms.

         During October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-

Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. We have not yet determined what effect the provisions of SFAS No. 144 will have on our financial position or operating results.

ITEM 7.  FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 TO 12 INCLUSIVE.

         These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to July 29, 2002, we will file a definitive proxy statement that will involve the election of directors. The information required by these items will be included in such proxy statement and are incorporated by reference in this annual report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are to be filed as part of the annual report:



         EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
         -----------                -------------------------
         Exhibit 3.1       Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Appendix A to the company's definitive proxy statement filed on Schedule
                           14A on July 30, 2001)

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

         Exhibit 10.4      Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 10.1 to the company's Form S-8/A, file no. 333-79867)

         Exhibit 10.5      Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed
                           February 14, 2002)

         Exhibit 21        List of Subsidiaries

         Exhibit 23.1      Consent of Pannell Kerr Forster of Texas, P.C.


         (b) Reports on Form 8-K - There have been no reports filed on Form 8-K during the last quarter covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Nevada Gold & Casinos, Inc.



                                          By: /s/ H. Thomas Winn
                                          --------------------------------------
                                          H. Thomas Winn, Chairman of the Board,
                                          President, and Chief Executive Officer

                                          Date: June 28, 2002

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                                   Title                              Date
         ---------                                   -----                              ----


/s/ H. Thomas Winn                  Chairman of the Board, President,                   June 28, 2002
---------------------------         and Chief Executive Officer
H. Thomas Winn

/s/ Christopher C. Domijan          Chief Financial Officer, Secretary,                 June 28, 2002
---------------------------         and Treasurer
Christopher C. Domijan

/s/ Donald A. Brennan               Vice President - Development                        June 28, 2002
---------------------------
Donald A. Brennan

/s/ Paul J. Burkett                 Vice President and Director                         June 28, 2002
---------------------------
Paul J. Burkett

/s/ William G. Jayroe               Director                                            June 28, 2002
---------------------------
William G. Jayroe

/s/ James Wong                      Director                                            June 28, 2002
---------------------------
James Wong

/s/ Joseph Juliano                  Director                                            June 28, 2002
---------------------------
Joseph Juliano


                           Nevada Gold & Casinos, Inc.
                   Index to Consolidated Financial Statements

                                                                                                          PAGE
                                                                                                          ----
     Report of Independent Public Accountants..............................................................F-2
     Consolidated Balance Sheets as of March 31, 2002 and 2001.............................................F-3
     Consolidated Statements of Operations for the years ended
         March 31, 2002 and 2001.......................................................................... F-4
     Consolidated Statements of Stockholders' Equity for the years ended
         March 31, 2002 and 2001...........................................................................F-5
     Consolidated Statements of Cash Flows for the years ended
         March 31, 2002 and 2001...........................................................................F-6
      Notes to Consolidated Financial Statements....................................................... F-7-25


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries (a Nevada corporation) as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





June 14, 2002
Pannell Kerr Forster of Texas, P.C.
Houston, Texas

\

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                               MARCH 31,
                                                                                  ------------------------------------
                                                                                      2002                    2001
                                                                                  ------------            ------------
                                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $    1,021,913          $      308,658
Other assets                                                                           491,625                 137,898
                                                                                  ------------            ------------
     TOTAL CURRENT ASSETS                                                            1,513,538                 446,556
                                                                                  ------------            ------------
Investment in:
  Isle of Capri Black Hawk                                                           5,446,267               8,358,833
  Dry Creek Casino, L.L.C.                                                             425,656                      --
  Restaurant Connections International, Inc. (RCI)                                          --                      --
  Gold Mountain Development, LLC                                                     2,790,931               2,262,859
  Blue Diamond Resorts, Inc.                                                         2,811,434               2,301,556
  Sunrise Land and Mineral Corporation                                                 371,750                 371,750
  Goldfield Resources, Inc.                                                            480,812                 480,812
Notes receivable from affiliates                                                     7,483,732               2,383,082
Notes receivable from Dry Creek Rancheria                                            2,871,096                      --
Notes receivable - other                                                                10,000                  10,000
Deferred loan issue cost                                                               328,150                 235,432
Deferred tax asset                                                                          --                 449,838
Furniture, fixtures and equipment, net of accumulated depreciation
  of $195,660 in 2002 and $179,108 in 2001                                              57,115                  77,030
                                                                                  ------------            ------------
           TOTAL ASSETS                                                         $   24,590,481          $   17,377,748
                                                                                  ============            ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                        $      262,052          $      159,423
Accrued interest payable                                                               124,452                 151,885
Short term notes payable                                                                    --               1,800,000
Deferred tax liability                                                                 198,379                      --
Current portion of long-term debt                                                       27,630                  76,985
                                                                                  ------------            ------------
     TOTAL CURRENT LIABILITIES                                                         612,513               2,188,293
                                                                                  ------------            ------------
LONG-TERM DEBT
Mortgages payable, net of current portion                                                4,995                  11,184
Notes payable, net of current portion                                               13,609,738               7,431,180
                                                                                  ------------            ------------
     TOTAL LONG-TERM DEBT                                                           13,614,733               7,442,364
                                                                                  ------------            ------------
     TOTAL LIABILITIES                                                              14,227,246               9,630,657
                                                                                  ------------            ------------
MINORITY INTEREST                                                                      301,878                      --

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 10,664,184
and 10,493,323 shares outstanding at March 31, 2002, and 2001, respectively          1,279,702               1,259,198
Additional paid in capital                                                           9,780,303               9,555,911
Accumulated deficit                                                                   (896,542)             (3,068,018)
Accumulated other comprehensive loss                                                  (102,106)                     --
                                                                                  ------------            ------------
     TOTAL STOCKHOLDERS' EQUITY                                                     10,061,357               7,747,091
                                                                                  ------------            ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   24,590,481          $   17,377,748
                                                                                  ============            ============


         The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended March 31,
                                                                     ----------------------------------
                                                                         2002                   2001
                                                                     -----------            -----------
REVENUES
Royalty income                                                      $     40,000           $     36,000
Lease income                                                               5,600                     --
Gain on land sales                                                        14,575                     --
Interest income                                                          739,772                317,343
Other income                                                              89,486                119,023
                                                                    ------------           ------------
TOTAL REVENUES                                                           889,433                472,366
                                                                    ------------           ------------
EXPENSES
General and administrative                                               660,537                381,658
Interest expense                                                         912,231                596,016
Salaries                                                                 603,668                433,651
Legal and professional fees                                              433,989                475,930
Other                                                                    136,514                 56,381
                                                                    ------------           ------------
TOTAL EXPENSES                                                         2,746,939              1,943,636
                                                                    ------------           ------------
EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK                         7,676,420              6,357,255
EQUITY IN EARNINGS OF RCI                                                     --                 96,878
MINORITY INTEREST                                                        (36,051)                    --
                                                                    ------------           ------------
Net income before federal income tax (provision)
   benefit and extraordinary item                                      5,782,863              4,982,863
Federal income tax (provision) benefit                                (1,690,411)               449,838
                                                                    ------------           ------------
Net income before extraordinary item                                   4,092,452              5,432,701
Extraordinary loss on extinguishment of debt,
   net of applicable income tax benefit of $989,594
   in 2002                                                            (1,920,976)                    --
                                                                    ------------           ------------
Net income                                                          $  2,171,476           $  5,432,701
                                                                    ============           ============
PER SHARE INFORMATION
Net income                                                          $  2,171,476           $  5,432,701
Preferred stock dividends accumulated                                         --                (41,866)
                                                                    ------------           ------------
Net income available to
   common shareholders                                              $  2,171,476           $  5,390,835
                                                                    ============           ============
Net income per common share - basic
   Income before extraordinary item                                 $       0.39           $       0.52
   Extraordinary loss, net                                                 (0.18)
                                                                    ------------           ------------
   Net income                                                       $       0.21           $       0.52
                                                                    ============           ============
Net income per common share - diluted
   Income before extraordinary item                                 $       0.35           $       0.48
   Extraordinary loss, net                                                 (0.16)                    --
                                                                    ------------           ------------
   Net income                                                       $       0.19           $       0.48
                                                                    ============           ============
Basic weighted average number of common shares outstanding            10,481,129             10,423,559
                                                                    ============           ============
Diluted weighted average number of common shares
outstanding                                                           12,022,225             11,563,793
                                                                    ============           ============


         The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Preferred Stock                 Common Stock              Additional
                                         -----------------------      --------------------------          Paid
                                         Shares         Amount          Shares          Amount         In Capital
                                         -------       ---------      ----------       ---------       ----------
Balance at 4/01/2000                     141,490      $1,414,900      10,341,040      $1,240,924       $9,599,940
Preferred stock dividends                     --              --              --              --         (352,120)
Preferred stock redemption              (141,490)     (1,414,900)             --              --               --
Stock issued for cash                         --              --          89,000          10,680          168,160
Stock issued for note conversion              --              --          25,000           3,000           47,000
Stock issued for services                     --              --          38,283           4,594           92,931
Net income                                    --              --              --              --               --
                                         -------       ---------      ----------       ---------       ----------
Balance at 3/31/2001                          --              --      10,493,323       1,259,198        9,555,911
Stock issued for cash                         --              --         123,500          14,820          237,916
Stock issued for note conversion              --              --          25,000           3,000           72,000
Purchase of treasury stock
  (38,711 shares)                             --              --              --              --               --
Retirement of treasury stock                                            (38,771)         (4,652)         (78,188)
Stock issued for cashless option
exercise                                      --              --          61,132           7,336          (7,336)
Comprehensive income:
  Net income                                  --              --              --              --               --
  Other comprehensive loss, net of
     tax, on interest rate swap               --              --              --              --               --
  Comprehensive income                        --              --              --              --               --
                                         -------       ---------      ----------       ---------       ----------
Balance at 3/31/2002                          --       $      --      10,664,184      $1,279,702       $9,780,303
                                         =======       =========      ==========       =========       ==========





                                                     Accumulated
                                                        Other                            Total
                                    Accumulated      Comprehensive       Treasury      Stockholders'
                                      Deficit            Loss              Stock          Equity
                                     ----------       -----------        --------      ------------
Balance at 4/01/2000                $(8,500,719)      $       --      $       --     $  3,755,045
Preferred stock dividends                    --               --              --         (352,120)
Preferred stock redemption                   --               --              --       (1,414,900)
Stock issued for cash                        --               --              --          178,840
Stock issued for note conversion             --               --              --           50,000
Stock issued for services                    --               --              --           97,525
Net income                            5,432,701               --              --        5,432,701
                                     ----------        ---------        --------      -----------
Balance at 3/31/2001                 (3,068,018)              --              --        7,747,091
Stock issued for cash                        --               --              --          252,736
Stock issued for note conversion             --               --              --           75,000
Purchase of treasury stock
  (38,711 shares)                            --               --         (82,840)         (82,840)
Retirement of treasury stock                                              82,840               --
Stock issued for cashless option             --               --              --               --
exercise
Comprehensive income:
  Net income                          2,171,476               --              --        2,171,476
  Other comprehensive loss, net of
     tax, on interest rate swap              --         (102,106)             --         (102,106)
                                                                                      -----------
Comprehensive income                         --               --              --        2,069,370
                                     ----------        ---------        --------      -----------
Balance at 3/31/2002                 $ (896,542)       $(102,106)       $     --      $10,061,357
                                     ==========        =========        ========      ===========



         The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  YEARS ENDED MARCH 31,
                                                               --------------------------
                                                                  2002            2001
                                                               ---------        ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                   $ 2,171,476      $ 5,432,701
Adjustment to reconcile net income to net cash
    provided by (used in) operating activities
    Depreciation                                                  30,502           34,906
    Amortization of deferred loan issue cost                     107,282           49,983
    Write-off of project development costs                        42,455
    Equity in earnings of Isle of Capri Black Hawk            (7,676,420)      (6,357,255)
    Equity in earnings of RCI                                         --          (96,878)
    Consultant option expenses                                        --           97,525
    Deferred tax provision (benefit)                           1,690,411         (449,838)
    Distributions from Isle of Capri Black Hawk                7,523,710          297,498
    Extraordinary item (net of taxes)                          1,920,976               --
    Minority interest                                             36,051               --
Changes in operating assets and liabilities:
    Other assets-current                                        (223,361)          56,950
    Accounts payable and accrued liabilities                      75,196          259,152
                                                               ---------        ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            5,698,278         (675,256)
                                                               ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of real estate and assets held for development      (1,638,101)      (2,373,789)
Purchases of equipment                                           (10,587)          (7,312)
Notes receivable from an affiliate                            (5,100,650)      (1,327,988)
Notes receivable - other                                      (2,871,096)         226,938
                                                               ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                         (9,620,434)      (3,482,151)
                                                               ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash, net of offering costs              254,410          178,840
Proceeds from debt                                             5,100,000        3,236,590
Payments on debt                                                (701,986)        (153,685)
Dry Creek capital contribution                                   265,827               --
Reacquisition and retirement of common stock                     (82,840)              --
Deferred loan issue costs                                       (200,000)        (285,415)
                                                               ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      4,635,411        2,976,330
                                                               ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             713,255       (1,181,077)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     308,658        1,489,735
                                                               ---------        ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $ 1,021,913      $   308,658
                                                               =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                       $ 1,268,556      $   774,461
                                                               =========        =========



         The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1.  BUSINESS

         Nevada Gold & Casinos, Inc., which trades on the American Stock Exchange under the ticker symbol "UWN," was founded in 1977, and since 1994 has been a developer of gaming properties, and has real estate interests in Colorado, California, Nevada and New York.

         ISLE OF CAPRI BLACK HAWK - We are a 43% owner of a joint venture named Isle of Capri-Black Hawk, L.L.C. ("IC-BH") with Isle of Capri Casinos, Inc. ("Isle"). IC-BH operates the Isle of Capri - Black Hawk Casino (the "Casino") and a hotel on the Black Hawk property. Isle manages the Casino under an agreement for a fee based upon a percentage of the Casino's revenues and operating profit.

         The Casino, with a 101,000-square-foot floor plate, is currently the largest hotel/casino gaming facility in Colorado. The Casino is strategically located at the entrance to Black Hawk. The $103 million Casino features 1,144 slot machines, 14 blackjack tables, three restaurants, an event center, and a 1,100-space covered parking garage. A $29 million, 237-room hotel on top of the Casino opened in July 2000.

         DRY CREEK - In August 2001, we formed Dry Creek Casino, LLC (the "LLC"). The LLC, which we own 51%, was formed to assist the Dry Creek Band of Pomo Indians, with the development and financing of its River Rock Casino located approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California. We have arranged a financing to loan the LLC up to $15 million for Dry Creek project. The LLC will receive 20% of earnings before depreciation and amortization from the project for five years. In addition, we have agreed to provide guaranties on equipment financing of approximately $32 million.

         In addition, we and/or our subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

         MINING PROPERTIES AND CLAIMS - Historically, we have capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At March 31, 2002, and 2001, management believes the net realizable value of the mineral reserves is in excess of our cost in the claims.

         REAL ESTATE HELD FOR DEVELOPMENT - Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado, Nevada County, California, and Wellesley Island, New York. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

         FURNITURE, FIXTURES, AND EQUIPMENT - We depreciate furniture, fixtures, and equipment over their estimated useful lives, ranging from two to seven years, using the straight-line method. Expenditures for furniture, fixtures, and equipment are capitalized at cost. When items are retired or otherwise disposed of, a gain or (loss) is recorded for the difference between net book value and proceeds realized on the property. Ordinary maintenance and repairs are charged to expense, and replacements and betterments are capitalized.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

         INCOME TAXES - An asset and liability approach is used for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

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

         STOCK-BASED COMPENSATION - We have adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation". Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") No. 25 "Accounting for Stock Issued to Employees", and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We elected to continue following APB No. 25.

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries as of March 31, 2002 and 2001. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

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

         CONCENTRATION OF RISK - We are dependent to a large extent upon IC-BH for our revenues and cash flows from operations. Accordingly, we will be subject to greater risks than a geographically diversified gaming operation, including, but not limited to, risks related to local economic and competitive conditions, complications caused by weather or road closure, road construction on primary access routes, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters.

         Any decline in the number of visitors to the Black Hawk Market, a downturn in the overall economy of the area served by the Black Hawk Market, a decrease in gaming activities in the Black Hawk Market or an increase in competition could have a material adverse effect on us.

         RECENT ACCOUNTING PRONOUNCEMENTS - During October 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. We have not yet determined what effect the provisions of SFAS No. 144 will have on our financial position or operating results.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 3.  ISLE OF CAPRI BLACK HAWK

         We are a 43% owner of a joint venture named Isle of Capri-Black Hawk, L.L.C. ("IC-BH") with Isle of Capri Casinos, Inc. ("Isle"). IC-BH operates the Isle of Capri - Black Hawk Casino (the "Casino") and a hotel on the Black Hawk property. Isle manages the Casino under an agreement for a fee based upon a percentage of the Casino's revenues and operating profit. IC-BH will continue until December 31, 2096 or until the time that dissolution may occur.

         Financing for the casino construction was provided by the IC-BH debt offering of $75 million in 13% First Mortgage Notes. In December 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that are due in five years and a $10 million line of credit. The average interest on this new credit facility is estimated to be 6 to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that effectively convert $40 million of its floating rate debt to a fixed-rate basis for the next three years. As of April 28, 2002, $79 million was outstanding under the new credit facility.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through April 28, 2002 (IC-BH's fiscal year end) totaled $7,676,420 which has been included in our statement of operations for the fiscal year ended March 31, 2002. During our fiscal year 2002, we received cash distributions of $7,523,710 from IC-BH and our basis in the project through April 28, 2002 is $5,446,267 which includes an extraordinary loss of $1,920,976, net of taxes of $989,594. The extraordinary loss relates to the extinguishment of the First Mortgage Notes, early payment premiums and the write-off of debt acquisition cost on IC-BH.

The following is a summary of condensed financial information pertaining to IC-BH as of April 28, 2002 and for the fiscal year then ended:

                        Isle of Capri Black Hawk, L.L.C.
                             Condensed Balance Sheet
                              as of April 28, 2002


                                        (In thousands)
                                         ------------

Current assets                            $ 12,417
Property and equipment                     102,630
Other assets                                 2,094
                                          --------
Total assets                              $117,141
                                          ========

Current liabilities                       $ 23,423
Other current Liabilities                      360
Long-term debt                              69,647
Members' equity                             23,711
                                          --------
Total liabilities and members' equity     $117,141
                                          ========


                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002



                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statement
                        For the year ended April 28, 2002



                                               (In thousands)
                                                ------------
Revenue:
Casino                                           $110,278
Rooms                                               5,845
Food, beverage, and other                          14,839
                                                 --------
     Total revenue                                130,962
                                                 --------
Operating expenses:
Casino                                              7,316
Gaming taxes                                       21,709
Rooms                                               2,599
Food, beverage, and other                          67,496
                                                 --------
     Total operating expenses                      99,120
                                                 --------
Earnings from operations                           31,842
                                                 --------
Interest expense, net                               9,724
Depreciation                                        4,266
                                                 --------
Income before extraordinary item                   17,852
                                                 --------
Extraordinary loss on extinguishment of debt        6,769
                                                 --------
Net income                                       $ 11,083
                                                 ========


The difference in carrying value of our investment in IC-BH and our equity interest in IC-BH is primarily due to the fact that we originally contributed appreciated property which was initially recorded by IC-BH at our fair market value while we continued to carry the property at its original cost basis.

During IC-BH's fiscal year ended April 28, 2002, IC-BH recorded an extraordinary loss of $6,768,768 related to the extinguishment of the First Mortgage Notes and early payment premiums and the write-off of debt acquisition cost. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that effectively convert $40 million of its floating rate debt to a fixed-rate basis for the next three years. IC-BH recorded an other comprehensive loss of $359,783 related to the interest rate swap transaction during the fourth quarter of fiscal year 2002. Our share of the extraordinary loss and other comprehensive loss was $1,920,976, net of tax of $989,594, and $102,106, net of tax of $52,600, respectively.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 4.  REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

         Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado. We are evaluating the feasibility of developing a mixed-use development that is predominately resort oriented in character. We are pursuing a sale or joint venture partner to develop the property.

         Through our wholly-owned subsidiary, Blue Diamond Resorts, Inc., we own 860 acres on Wellesley Island in New York State. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway at the border of Canada. The area is approximately 90 miles north of Syracuse, New York. The eight-mile long island has for many years capitalized on increased domestic and international traffic that frequents this historic tourist destination. The 1000 Island International Tourism Council has indicated that there are over 19 million people within 300 miles of Wellesley Island. We are in discussions with a joint venture partner to develop a low-density, high-end residential development with the intent to monetize this asset.

         Interest is capitalized in connection with the development of the properties owned by Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc. During the year ended March 31, 2002, Gold Mountain Development, L.L.C and Blue Diamond Resorts, Inc., capitalized as development cost $253,506 and $250,737 of interest, respectively. During the year ended March 31, 2001, Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc., capitalized as development cost $120,000 and $213,597 of interest, respectively.

         Through our wholly-owned subsidiary, Sunrise Land and Mineral Corporation, ("Sunrise"), we own approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise has been inactive since its acquisition in 1995. We are evaluating the highest and best use of Sunrise's land.

NOTE 5.  RESTAURANT CONNECTIONS INTERNATIONAL, INC.

         We are a founding shareholder of Restaurant Connections International, Inc. ("RCI"), and currently own an approximate 30% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo. We are discussing a possible sale of RCI or other form of monetization.

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. RCI's undistributed losses allocable to us through December 31, 2001 (RCI's fiscal year end) totaled $699,532 which has not been included in our statement of operations for the fiscal year ended March 31, 2002. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $677,132 is not reflected in our financial statements.

NOTE 6.  MINING PROPERTIES AND CLAIMS

         In June 1998, Goldfield Resources, Inc. ("Goldfield"), was organized as our wholly-owned subsidiary. The Board of Directors approved the transfer of our land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 acres, to Goldfield in exchange for shares of common stock of Goldfield. Goldfield is not directly involved in mining operations. In August 1998, Goldfield secured a mining lease for its properties with Romarco Nevada, Inc. ("Romarco"), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

         Under the terms of our lease with Romarco, Romarco made an advance royalty payment of $2,000 per month each month for the first 12 months of the lease agreement. Beginning August 1, 1999, the advance royalty payment increased to $3,000 per month; on August 1, 2001, it increased to $3,500 per month, and on August 1, 2002, it increases to $4,500 per month. Beginning August 1, 2003, the $5,000 monthly payment is to be adjusted, up or down, by the change in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments are to be credited to the production royalty payable under the lease.

         Romarco has agreed to pay a production royalty of 5% of all "Ore" and "Product" as defined in the lease, with all credits and offsets as provided in our lease, and Romarco may repurchase up to one percentage point of the royalty for $2,500,000. Romarco has the right to terminate the lease agreement at any time by giving us written notice. If Romarco terminates the lease, we retain as liquidated damages all advance royalty and other payments made by Romarco.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 7.  SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following:

                                                                                                MARCH 31,
                                                                                         ------------------------
                                                                                          2002             2001
                                                                                         -------        ---------
Note payable, bearing interest at 12%, payable August 1999, extended until August
2001.                                                                                   $     --       $1,000,000

Note payable, bearing interest at 12%, extended until August 2001. Note is secured by real property consisting of undeveloped land in Gilpin County,
Colorado.                                                                                     --          600,000

Note payable, bearing interest at prime rate plus 1%, payable January 2002.                   --          200,000
                                                                                         -------        ---------
Total short-term notes payable                                                          $     --       $1,800,000
                                                                                         =======        =========

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 8.  LONG-TERM DEBT

         MORTGAGES PAYABLE - Mortgages payable are comprised of two mortgage notes, all secured by real property, consisting of undeveloped land in an adjacent area in Black Hawk, Gilpin County, Colorado. The mortgages outstanding are as follows:

                                                                                                MARCH 31,
                                                                                       --------------------------
                                                                                          2002             2001
                                                                                       ----------      ----------
Note  payable,   interest  at  8%,   principal  and  interest  payable  in  monthly
installments of $650, through April 2001                                              $       --      $     1,029

Note  payable,  interest  at  8.5%,  principal  and  interest  payable  in  monthly
installments of $575, through December 2003                                                11,184          17,332
                                                                                       ----------      ----------
Total mortgages payable                                                                    11,184          18,361

Current portion of mortgages payable                                                       (6,189)         (7,177)
                                                                                       ----------      ----------
Long-term mortgages payable                                                           $     4,995     $    11,184
                                                                                       ==========      ==========


The aggregate principal maturities on long-term mortgages are as follows:


              Year Ended
               March 31,
               ---------
                 2003                              $     6,189
                 2004                                    4,995
                                                    ----------
                 Total                             $    11,184
                                                    ==========


                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


         OTHER LONG-TERM NOTES AND CAPITAL LEASES PAYABLE - Long-term notes and capital leases payable are as follows:

                                                                                                MARCH 31,
                                                                                       ---------------------------
                                                                                         2002              2001
                                                                                       ----------        ---------
Note payable ("$13 Million Credit Facility"), bearing interest at 11%, maturing
   December 2004.                                                                     $13,000,000       $7,400,000

Note payable, bearing interest at 12%, maturing December 2006.                            600,000               --

Note payable, bearing interest at 10%, maturing September 2001.                                --           47,098

Capital leases for acquisition of computers, principal and interest payable in
   monthly installments in the amount of $1,262, maturing 2004.                            21,658           30,762

Note payable for the acquisition of a vehicle, principal and interest payable in
   monthly installments of $745, maturing October 2002.                                     4,981           12,913

Note payable for the acquisition of a vehicle, principal and interest payable in
   monthly installments of $530, maturing December 2002.                                    4,540           10,215
                                                                                       ----------        ---------
Total other long-term notes and capital leases payable                                 13,631,179        7,500,988

Current portion of  long-term notes and capital leases payable                            (21,441)         (69,808)
                                                                                       ----------        ---------
Long-term notes payable                                                               $13,609,738       $7,431,180
                                                                                       ==========        =========


We have entered into lease agreements for computer equipment. Future minimum lease payments for noncancellable capital leases are as follows:

                                 Year Ended
                                  March 31,
                                 ----------
                                   2003                                $15,150
                                   2004                                 12,625
                                                                        ------
                                                                        27,775
                                   Interest and sales tax               (6,117)
                                                                        ------
                                   Net present value                   $21,658
                                                                       =======


         We have a $13 million long-term credit facility (the "$13 Million Credit Facility"). The outstanding $13 Million Credit Facility bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The Credit Facility is secured by our interest in the IC-BH Casino. Up to 54% of the $13 Million Credit Facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of our then total issued and outstanding stock.

         On December 11, 2001, we entered into a $15 million five year credit facility. This new credit facility will be used to satisfy the $15 million commitment which we have made to the Dry Creek project. The $15 million long-term credit facility bears interest at 12% with interest only for the first year and will then be amortized over four years. The Credit Facility is also secured by our interest in the IC-BH Casino. As of March 31, 2002, the $15 million credit facility has not been drawn upon.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 9.  INCOME TAXES

We have adopted SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities are determined based on the difference between financial statement and tax bases of all assets and liabilities, measured by using the enacted statutory tax rates.

SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards ("NOLs"). For the year ended March 31, 2002, we had NOLs amounting to $3,707,459. The NOLs expire as follows:

                                   Year Ended
                                   March 31,
                                   ---------
                                     2019                         $1,777,014
                                     2020                          1,909,321
                                     2021                             21,124
                                                                   ---------
                                                                  $3,707,459
                                                                  ==========

The NOLs are subject to certain limitations under the Internal Revenue Code. We have a deferred tax asset as a result of the future tax benefit attributable to NOLs, determined by applying the enacted statutory rate of 34%. However, we believed that the utilization of these NOLs could be significantly limited due to the change in ownership that occurred in 1994. We also have recorded a deferred tax asset for compensation expense in connection with the issuance of stock options and for allocated earnings or losses of its equity investments that are not currently deductible for Federal income tax purposes. A valuation allowance was previously recorded equal to the net deferred tax asset. Management believed sufficient uncertainty existed regarding the realizability of these NOL's resulting from our history of operating losses, it's ability to generate taxable income within the net operating loss carryforward period and limitations imposed as a result of a change in it's ownership occurring in 1994.

         Although we had a history of prior losses, those losses were primarily accumulated during our development stage. Based upon further analysis of the limitations and expirations of the NOL's and current earnings and future income projections of IC-BH, management believed it to be more likely than not that the benefits of the NOL's will be realized. As a result, the valuation allowance was reduced and a net deferred tax asset of $1,803,186 and a corresponding federal income tax benefit of $1,803,186 were recorded during the three month period ended June 30, 2000.

         Since June 30, 2000, we recorded a deferred tax expense in the amount of $1,353,348 resulting in a net deferred tax benefit of $449,838 for the year ended March 31, 2001.

         Federal income tax (provision) benefit consists of the following:


                                                        Year ended March 31,
                                                     -----------------------
                                                        2002           2001
                                                     ----------     --------
Deferred federal income taxes                       $  (648,217)   $ 449,838
Extraordinary loss                                     (989,594)          --
Other comprehensive loss                                (52,600)          --
                                                      ----------    --------
                                                    $(1,690,411)   $ 449,838
                                                      =========     ========


                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


Deferred tax assets and liabilities at March 31, 2002 and 2001 are comprised of the following:


                                                                                  MARCH 31,
                                                                 --------------------------------------------
                                                                    2002           ACTIVITY           2001
                                                                 ----------       ----------       ----------
DEFERRED TAX ASSETS:
Net operating loss carryforwards                                $ 1,260,536      $  (767,742)     $ 2,028,278
Stock options                                                        91,364           (3,060)          94,424
                                                                -----------      -----------      -----------
Total deferred tax assets                                         1,351,900         (770,802)       2,122,702
Deferred tax liabilities:
Equity in allocated earnings (losses) of equity investments
                                                                 (1,550,279)         122,585       (1,672,864)
                                                                -----------      -----------      -----------
Total deferred tax asset (liabilities), net                     $  (198,379)     $  (648,217)     $   449,838
                                                                ===========      ===========      ===========



Reconciliations between the statutory Federal income tax expense (benefit) rate and our effective income tax (benefit) rate as a percentage of net income from continuing operations were as follows:

                                                                                                YEAR ENDED MARCH 31,
                                                                              ----------------------------------------------------
                                                                                       2002                          2001
                                                                              ------------------------    ------------------------
                                                                              PERCENT        DOLLARS      PERCENT          DOLLARS
                                                                              -------       ----------    -------          -------
Income tax expense at statutory federal rate                                      34%      $ 1,966,174         34%      $ 1,694,173
Permanent differences -expired NOL & other                                        --             8,338          5%          261,334
Recaptured net operating loss carryforwards                                       (5%)        (287,161)        --                --
Stock options                                                                     --             3,060          1%           59,067
Reversal of deferred tax asset valuation allowance                                --                --        (49%)      (2,464,412)
                                                                              -------        ---------    --------        ---------
Effective income tax rate                                                         29%      $ 1,690,411         (9%)      $ (449,838)
                                                                              =======        =========    ========        =========



NOTE 10.  EQUITY, STOCK PLAN AND WARRANTS

         During 1999, we established the 1999 Stock Option Plan, (the "Stock Option Plan"). The Stock Option Plan is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. Common stock options and stock awards granted under the Stock Option Plan expire on October 8, 2004 and generally vest immediately but are restricted as to exercise for the first six months subsequent to the date of grant. Shares of common stock awarded as restricted stock are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment or service or achievement of certain performance milestones. On June 20, 2001, the Board of Directors approved an increase in the number of shares of common stock reserved for issuance under the 1999 Stock Option Plan from 1,200,000 shares to 2,500,000 shares. At March 31, 2002, 1,046,549 shares were available for grant.

         During the year ended March 31, 2002, we issued warrants to purchase 833,333 shares of our restricted common stock to an accredited investor in connection with the arrangement of financing and we issued additional warrants to purchase 69,500 shares of our restricted common stock in exchange for legal and consulting services. During the year ended March 31, 2002, we granted options to purchase 515,951 shares of our common stock for director, advisory director and employee compensation for the fiscal year 2002. All options granted during the year ended March 31, 2002 vest immediately and are not exercisable until approved by shareholders.

         During the year ended March 31, 2002, in exchange for a cashless exercise of warrants to purchase 90,000 shares of our common stock, we issued 61,132 shares of our common stock.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

         During the year ended March 31, 2001, in exchange for services related to financing obtained we issued warrants to purchase 449,432 shares of our restricted common stock. In the year ended March 31, 2001, we granted options to purchase 50,000 shares of common stock to three employees for compensation. All options granted during the year ended March 31, 2001 vested immediately and are exercisable as of the date granted.

         We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recorded for the years ended March 31, 2002 or 2001 in accordance with the intrinsic value method prescribed in APB No. 25, and related Interpretations of SFAS No. 123 for equity awards to nonemployees. Information regarding the options and warrants for 2002 and 2001 is as follows:


                                                                       YEAR ENDED MARCH 31,
                                               --------------------------------------------------------------------
                                                          OPTIONS                               WARRANTS
                                               ----------------------------          ------------------------------
                                                  2002              2001                2002                2001
                                               ----------        ----------          ----------          ----------
Outstanding, beginning of year                    917,500           881,500           2,146,278           1,989,346
Granted                                           515,951            50,000             902,833             449,432
Exercised                                        (123,500)          (14,000)            (90,000)                 --
Expired or cancelled                                   --                --             (66,000)           (292,500)
                                               ----------        ----------          ----------          ----------
Outstanding, end of year                        1,309,951           917,500           2,893,111           2,146,278
                                               ----------        ----------          ----------          ----------
Exercisable, end of year                          794,000           917,500           1,400,254           1,429,277
                                               ----------        ----------          ----------          ----------
Available for grant, end of year                1,046,549           262,500                  --                  --
                                               ----------        ----------          ----------          ----------



The weighted average option and warrant exercise price information for 2001 and 2000 is as follows:

                                                                             YEAR ENDED MARCH 31,
                                                            ------------------------------------------------------
                                                                 OPTIONS                         WARRANTS
                                                            ---------------------           ----------------------
                                                             2002            2001           2002             2001
                                                            -----           -----           -----            -----
Outstanding, beginning of year                              $2.06           $2.06           $2.61            $2.38
Granted during the year                                     $2.75           $2.06           $3.00            $2.99
Exercised during the year                                   $2.06           $2.06           $1.80            $  --
Expired or cancelled during the year                        $  --           $  --           $2.22            $2.48
Outstanding at end of year                                  $2.18           $2.18           $2.77            $2.61
Exercisable at end of year                                  $2.06           $2.06           $2.54            $2.46


                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Significant option and warrant groups outstanding at March 31, 2002, and related weighted average exercise price and life information is as follows:



                               OPTIONS            WARRANTS                         EXERCISE         REMAINING
   GRANT DATE                OUTSTANDING        OUTSTANDING        EXERCISABLE      PRICE          LIFE (YEARS)
-----------------            -----------        -----------        -----------    ----------      --------------
December 1997                     --              50,000              50,000       $   2.25              0.8
December 1997                     --             136,944             136,944       $   2.10              3.3
June 1999                         --             100,000             100,000       $   2.75              0.2
September 1999                    --              30,000              30,000       $   2.50              0.6
October 1999                 767,500                  --             767,500       $   2.06              2.6
October 1999                      --              20,000              20,000       $   1.80              0.2
November 1999                     --              60,000              60,000       $   1.80              2.7
November 1999                     --              25,000                  --       $   3.50              0.7
December 1999                     --             366,667             366,667       $   2.06              2.8
December 1999                     --             727,235             532,143       $   3.00              2.8
December 1999                     --              25,000              25,000       $   3.50              2.8
September 2000                    --              62,000              62,000       $   3.25              4.0
October 2000                   6,500                  --               6,500       $   2.06              2.6
October 2000                  20,000                  --              20,000       $   2.06              3.6
October 2000                      --             439,432                  --       $   2.63              3.8
December 2000                     --              10,000              10,000       $   2.25              0.7
January 2001                      --               7,500               7,500       $   2.13              1.8
August 2001                       --             833,333                  --       $   3.00              2.8
December 2002                515,951                  --                  --       $   2.75              4.8



The weighted average fair value at date of grant for options granted during 2002 and 2001 was $1.76 and $2.32 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                         Year Ended March 31,
                                                         --------------------
                                                         2002           2001
                                                         ----           ----
                               Expected life (years)   4 years        4 years
                               Interest rate              1.82%          6.0%
                               Dividend yield               --            --
                               Forfeiture rate               5%            5%
                               Volatility                   89%          103%



                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Had compensation costs for our stock option plan been determined based on the fair value at the grant date in 2000 consistent with the provisions of SFAS No. 123, our net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                  Year Ended March, 31
                                           ---------------------------------
                                                2002                 2001
                                           ------------         ------------
Net income - as reported                  $   2,171,476        $   5,432,701
Net income - pro forma                    $   1,573,422        $   5,356,083
Net income per share - as reported
  Basic                                   $        0.21        $        0.52
  Diluted                                 $        0.19        $        0.48
Net income per share - pro forma
  Basic                                   $        0.15        $        0.51
  Diluted                                 $        0.14        $        0.47



The pro forma impact only takes into account options granted since April 1, 1999. Since all options granted since April 1, 1999 vest immediately, the full impact of calculating compensation costs, net of tax, for stock options under SFAS No. 123 is reflected in the pro forma net income and pro forma net income per share (basic and diluted) amounts presented above.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


         COMPUTATION OF EARNINGS PER SHARE - The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.



         Numerator:                                                             Year ended March 31,
                                                                             -----------------------------
                                                                                2002                2001
                                                                             ---------           ---------
           Basic
             Income available to common share:
               Income from continuing operations                            $4,092,452          $5,432,701
               Preferred stock dividends accumulated                                --             (41,866)
                                                                            ----------          ----------
               Net income before extraordinary loss                          4,092,452           5,390,835
               Extraordinary loss, net                                      (1,920,976)                 --
                                                                            ----------          ----------
               Net income                                                   $2,171,476          $5,390,835
                                                                            ==========          ==========
           Diluted
             Income available to common share:
               Income from continuing operations                            $4,092,452          $5,432,701
               Preferred stock dividends accumulated                                --             (41,866)
               Convertible debt                                                108,137             144,457
                                                                            ----------          ----------
               Net income before extraordinary loss                          4,200,589           5,535,292
               Extraordinary loss, net                                      (1,920,976)                 --
                                                                            ----------          ----------
               Net income                                                   $2,279,613          $5,535,292
                                                                            ==========          ==========
         Denominator:
           Basic weighted average common shares outstanding                 10,481,129          10,423,559
           Dilutive effect of common stock options and warrants                758,640             596,534
           Dilutive effect of convertible debt                                 782,456             543,700
                                                                            ----------          ----------
           Diluted weighted average common shares outstanding               12,022,225          11,563,793
                                                                            ==========          ==========
         Earnings per share:
           Basic:
             Income before extraordinary loss                                    $0.39               $0.52
             Extraordinary loss, net                                             (0.18)                 --
                                                                            ----------          ----------
             Net income                                                          $0.21               $0.52
                                                                                 =====               =====
           Diluted
             Income before extraordinary loss                                    $0.35               $0.48
             Extraordinary loss, net                                             (0.16)                 --
                                                                            ----------          ----------
             Net income                                                          $0.19               $0.48
                                                                            ==========          ==========


          As discussed in Note 8, we have various convertible debt securities of which the holders of those debt instruments have the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the years ended March 31, 2002 and 2001 results in these convertible debt securities being dilutive.

         Our Board of Directors approved a Stock Repurchase Program in April 2001. Under this program, we repurchased 38,771 shares of our common stock for an average price of $2.14 per share.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 11.  SEGMENT REPORTING

         We operate in four business segments (i) gaming, (ii) real estate,
(iii) restaurant franchise, and (iv) mining properties and claims. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado. The commercial and residential real estate segment involves the development of master-planned residential and commercial property project adjacent to Black Hawk, Colorado and another at Wellesley Island, New York. The restaurant franchise segment involves an ownership interest in Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of our property and retaining a royalty interest under the lease.

         Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.





                                                             YEAR ENDED MARCH 31, 2002
                             --------------------------------------------------------------------------------------------
                                                 Real        Restaurant
                               Gaming           Estate       Franchise           Mining            Other         Totals
                             ----------      -----------    ------------       ----------       ----------     ----------
Revenue                    $         --     $     20,175     $      --      $     40,000     $     89,486    $    149,661
Segment profit (loss)        (1,229,440)        (738,509)           --          (123,012)         233,455      (1,857,506)
Segment assets                8,913,111        5,974,115            --           480,812               --      15,368,038
Interest expense                     --               --            --             1,417          910,814         912,231
Interest income                  91,800               --            --                --          647,972         739,772
Equity in income
   of equity investment       7,676,420               --            --                --               --       7,676,420




                                                             YEAR ENDED MARCH 31, 2001
                             --------------------------------------------------------------------------------------------
                                                 Real        Restaurant
                               Gaming           Estate       Franchise           Mining            Other         Totals
                             ----------      -----------    ------------       ----------       ----------     ----------
Revenue                    $        --       $      --       $      --      $    36,000     $    119,023       $  155,023

Segment profit (loss)         (873,418)       (598,583)             --          (86,170)          86,901       (1,471,270)
Segment assets               8,358,833       4,936,165              --          480,812               --       13,775,810
Interest expense                    --          82,671              --            2,312          511,033          596,016
Interest income                     --              --              --               --          317,343          317,343
Equity in income
   of equity investment      6,357,255              --          96,878               --               --        6,454,133



                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                                                MARCH 31,
                                                                    -----------------------------------
                                                                        2002                 2001
                                                                    -------------       --------------
Assets
Total assets for reportable segments                               $    15,368,038      $    13,775,810
Cash not allocated to segments                                           1,021,913              308,658
Notes receivable not allocated to segments                               7,493,732            2,393,082
Furniture, fixtures, & equipment not allocated to segments                  57,115               77,030
Other assets not allocated to segments                                     649,683              823,168
                                                                   ---------------      ---------------
Total assets                                                       $    24,590,481      $    17,377,748
                                                                   ===============      ===============


Reconciliation of reportable segment revenues to our consolidated totals are as follows:

                                                                                MARCH 31,
                                                                    -----------------------------------
                                                                        2002                 2001
                                                                    -------------       --------------
Revenue
Total revenue for reportable segments                                $   149,661          $   155,023
Interest income not allocated to reportable segments                     739,772              317,343
                                                                    -------------       --------------
Total revenue                                                        $   889,433          $   472,366
                                                                     ===========          ===========


Reconciliation of reportable segment profit or loss to our consolidated totals are as follows:

                                                                                MARCH 31,
                                                                    -----------------------------------
                                                                        2002                 2001
                                                                    -------------       --------------
Profit or loss

Total loss for reportable segments                                  $   (1,857,506)       $(1,471,270)
Equity in income of equity investments                                   7,676,420          6,454,133
Equity in income of equity investments                                     (36,051)                --
                                                                    --------------        -----------
Net income before income tax (provision) benefit
   and extraordinary item                                           $    5,782,863        $ 4,982,863
                                                                    ==============        ===========



NOTE 12.  401(K) PLAN

         We have a 401(k) plan, under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, we may make discretionary matching contributions of 50% of employee contributions up to 6% of employees' compensation. Employees vest in such contributions at the end of one year of service. Our discretionary contributions for the years ended March 31, 2002 and 2001 were $6,831 and $4,791, respectively.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 13.  RELATED PARTY TRANSACTIONS

         In the ordinary course of business, we have entered into transactions with related entities. The majority of these transactions include loans made or received from related parties. Following is a description of those transactions during the years ended March 31, 2002 and 2001.

         During the fiscal year ended March 31, 2002, we made loans to Clay County Holdings, Inc. ("CCH") and Service Interactive ("SI") in the amounts of $2,057,200 and $3,043,451 respectively. As of March 31, 2002, the outstanding balance of notes receivable from CCH and SI was $3,645,058 and $3,838,674 respectively. The above loans are due on demand, bearing a 12% interest rate, and secured by 1,200,000 shares of our common stock pledged by CCH. In addition as of March 31, 2002, we guaranteed $1,400,000 of SI loans payable to third parties, of which approximately $150,000 is due within one year. Currently, we hold options to purchase an equity interest in Service Interactive.

         During fiscal year ended March 31, 2001, CCH and Service Interactive reduced their loan by $407,154 and $236,940 respectively. As of March 2001, the outstanding balance of notes receivable was $1,587,859 and $795,223 respectively.

         During fiscal year ended March 31, 2001, we redeemed the 141,490 shares of 12% cumulative preferred stock issued to CCH and Aaminex Capital Corp. The $1,414,900 carrying amount of preferred stock, plus accrued but unpaid dividends of $352,120 were satisfied in exchange for reduction of amount due from affiliates.


NOTE 14.  COMMITMENTS

         We have office space in Houston, Texas under a 5 year term ending December 31, 2006. The expected minimum payments on the lease at march 31, 2002 are as follows:

                    Year Ended March 31,                        Amount
                    --------------------                        ------
                           2003                               $  83,013
                           2004                                  85,303
                           2005                                  87,020
                           2006                                  87,020
                           2007                                  65,265
                                                                 ------
                                                              $ 407,621
                                                                =======

Rent expense for the years ended March 31, 2002 and 2001 was $87,675 and $60,225, respectively.

NOTE 15.  LEGAL PROCEEDINGS

         In May 2002, we were named as a defendant in the 189th District Court of Harris County, Texas by Corporate Strategies, Inc., which is alleging they are owed warrants to purchase 429,444 shares of common stock at an exercise price of $2.36 per share pursuant to a consulting agreement entered into in December 1997. The plaintiff is seeking damages based on the difference between the current market price of our common stock and the exercise price of the warrants. We intend to vigorously defend the suit.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 16.  SUBSEQUENT EVENTS

         Currently, The United States, which holds title to the Dry Creek Rancheria on behalf of the tribe, has been sued by adjacent landowners that have claimed that the tribe may not be entitled to access a right-of-way to the rancheria over a previously granted easement. The easement currently provides the sole means of access to the rancheria. The tribe has intervened in the matter and believes the current action to be without merit and intends to vigorously defend the lawsuit. The tribe's inability to maintain access to the reservation for casino use could prevent the opening of the casino, if other suitable access is not timely obtained. We have also been notified by the Alexander Valley Association that they believe the construction of the casino may cause violations of the Endangered Species Act. We believe these claims to be without merit, and the tribe intends to vigorously defend any such claims. The tribe has been sued by its former casino developer claiming, among other items, breach of contract. We have not currently been named in this lawsuit, and do not believe the matter will prevent the opening of the project. On June 4, 2002, the California Attorney General released a letter questioning the ability of the Dry Creek Band of Pomo Indians to conduct gaming on their rancheria due to the lack of formal trust status for their lands. On June 7, 2002, the California Attorney General released a second letter stating that its original position may have a significant statewide impact on many Indian tribes, and that the attorney general's office would be conducting a further review of the subject. Although we believe the Dry Creek Band of Pomo Indians may conduct gaming on their rancheria, a contrary opinion from the attorney general's office could prevent or substantially delay opening of Revier Rock Casino.

         In June 2002, Route 66 Casinos, L.L.C. ("Route 66",) of which we are a 51% owner, was formed to assist the Laguna Development Corporation, a federally chartered corporation which is wholly-owned by the Pueblo of Laguna tribe (the "LDC"), with the design, development and financing of a casino located in New Mexico. Route 66 will assist in procuring loans of approximately $45 million for the benefit and use of the LDC of approximately $45 million to design and develop the project, which will include a loan arranged by Route 66 of between $5 million to $8 million likely to be guaranteed by us. In addition, Route 66 will enter into a lease for approximately $15 million of gaming equipment. In exchange for its services, Route 66 will obtain the exclusive right to lease gaming equipment to the LDC for a period of five years for the Route 66 Casino. The gaming equipment agreements include a five-year contract for 1,250 gaming devices to be placed in the Route 66 Casino, a one-year contract for 100 gaming devices in the existing temporary casino, and a contract that runs through February 2004 for 45 gaming devices in the existing Dancing Eagle Casino. The 100 gaming devices will be moved to the Route 66 Casino upon completion and are included in the 1,250 gaming device contract. Route 66 expects to receive, on average, approximately 16% of gross revenue from the gaming contracts, based on current projections. LDC currently operates the Dancing Eagle Casino and the Rio Puerco temporary casino.

         When completed, the 165,000 square foot casino will be located 11 miles west of Albuquerque at the easternmost extent of the Laguna Pueblo on I-40. It is expected to include 1,250 slot machines, 20 table games, a 750-seat bingo area, 2,800-seat theatre/ entertainment/ special events venue, a cabaret lounge, multiple food and beverage outlets, retail outlets, plus ample paved parking for trucks and automobiles.

                                  Exhibit Index



         Exhibit No.                Description
         -----------                -----------
         Exhibit 3.1       Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Appendix A to the company's definitive proxy statement filed on Schedule
                           14A on July 30, 2001)

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

         Exhibit 10.4      Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 10.1 to the company's Form S-8/A, file no. 333-79867)

         Exhibit 10.5      Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed
                           February 14, 2002)

         Exhibit 21        List of Subsidiaries

         Exhibit 23.1      Consent of Pannell Kerr Forster of Texas, P.C.
