Form 10KSB/A
period 2002-03-31
NEVADA GOLD & CASINOS INC
filed 2002-07-29
CIK 277058

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

Issuer's telephone number: (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
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

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's stock on The American Stock Exchange on June 4, 2002, was $35,478,584

      The number of common shares outstanding was 10,864,045 as of July 15, 2002.

      Nevada Gold & Casinos, Inc., a Nevada corporation hereby amends Items 9, 10, 11, and 12 of its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed with the Securities and Exchange Commission on July 1, 2002, to add the additional information contained herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Our directors and executive officers are as follows:

      NAME                          AGE               OFFICE HELD
      ----                          ---               -----------
      H. Thomas Winn                 62               Chairman of the Board of
                                                      Directors, Chief Executive
                                                      Officer, and President

      Paul J. Burkett                80               Vice President and Director

      William G. Jayroe              45               Director

      James Wong                     55               Director

      Joseph Juliano                 51               Director

      Christopher C. Domijan         46               Chief Financial Officer, Secretary,
                                                      and Treasurer

      Donald A. Brennan              58               Vice President-Development

      H. THOMAS WINN. Mr. Winn has been our Chairman, CEO, and President since January 1994. Mr. Winn has served as Chairman of Aaminex Capital Corporation since 1983, and as President and CEO all but two of those years. Aaminex Capital Corporation is a financial consulting and venture capital firm, involved in real estate, mining, and food and beverage activities. Mr. Winn is a director of Samaritan Pharmaceuticals, Inc.

      PAUL J. BURKETT. Mr. Burkett has served as a Director since October 1988 and as Vice President since January 1994. Mr. Burkett served as our President from 1991 until January 1994. Mr. Burkett has been involved in the mining industry for over forty years, and has also served on the Board of Directors of Aaminex Capital Corporation for thirteen years. His business for the past five years has concentrated on independent mining and real estate ventures. Mr. Burkett has been President of Goldfield Resources, Inc., one of our wholly owned subsidiaries, since June 1998. In addition, Mr. Burkett has been Chairman of the Board of Trustees of the Joshua Tree Retreat Center, a 400-acre retreat located in Joshua Tree, California, since 1998. Mr. Burkett is a director of Samaritan Pharmaceuticals, Inc.

      WILLIAM G. JAYROE. Mr. Jayroe has been a Director since September 1995 and was our Corporate Secretary from March 1999 until June 2001. Mr. Jayroe has two decades of technology development, sales, and management expertise in the petrochemical field. He began his career with a Fortune 500 global oilfield service company and left to begin his own company, Turbeco, Inc., which was acquired by Flotek Industries, Inc., in late 1993. Mr. Jayroe was President and CEO of Flotek Industries, Inc., which is the parent corporation of USA Petrovalve, Inc., and Turbeco, Inc., from May 1995 until October 1998. Mr. Jayroe founded and has been the CEO of Hunter Global Partners since September 1998. Mr. Jayroe has a BS in Industrial Distribution from Texas A&M.

      JAMES WONG. Mr. Wong has served as a Director since March 1999. Since February 1999, Mr. Wong has been the Chairman of Restaurant Connections International, Inc., which owns Internacional Restaurantes do Brasil, Ltda., which is the largest Pizza Hut franchisee in Brazil and operates 16 restaurants in Sao Paulo. In 1988, Mr. Wong founded Directions International, a global consulting firm, where he worked as an external change agent with clients such as American Express, ARCO, Budget Rent-A-Car, Compaq, EDS, Hitachi, Honeywell, KFC, PepsiCo, Pizza Hut, and other national and international corporations. Since 1997, Mr. Wong has been Chairman and CEO of

DI North America, through which he helps clients form strategic alliances and joint ventures to capitalize on emerging markets. A graduate of M.I.T., Mr. Wong served in the U.S. Marine Corps during the Vietnam era before being recruited as a turnaround manager and internal change agent by General Motors and Frito-Lay. Mr. Wong is a director of Monterey Pasta Company, Inc.

      JOSEPH JULIANO. Mr. Juliano has served as a Director since September 2001. Since 1992, Mr. Juliano has served as Vice President, Entertainment Sales with Pepsi-Cola North America's Fountain Beverage Sales, and is responsible for Pepsi distribution and brand marketing initiatives in theatres, theme parks, theme restaurants, gaming venues and golf management companies including PGA of America. Mr. Juliano started with Pepsi in 1973 and has previously served as Region Manager, Vice President of Fountain Sales - Eastern Division and as Area Vice President of On-Premise Sales. Mr. Juliano received his BS and MBA in Marketing from St. John's University.

      CHRISTOPHER C. DOMIJAN. Mr. Domijan has served as our Chief Financial Officer since May 2001 and as our Secretary and Treasurer since June 2001. Mr. Domijan has over twenty years of financial management experience, including nine years as CFO for companies in the hospitality and financial services industries. From 1995 until 1998, Mr. Domijan was the CFO of Big Canoe POA, a master planned community. From 1998 until 2000, Mr. Domijan was CFO of Golf Services Group, Inc., a golf development company. From 2000 until 2001, Mr. Domijan was Vice President of Development of Redstone Golf Management, a golf development company.

      DONALD A. BRENNAN. Mr. Brennan has served as our Vice President of Development since May 2001. Mr. Brennan brings 30 years of hospitality experience to the amenity operations for master planned residential golf communities and golfing resort hotels and conference centers. Mr. Brennan holds an MBA from Southern Methodist University and a Bachelor's degree in Hotel and Restaurant Administration from Cornell University. Mr. Brennan is the founder of Independent Private Clubs of America, Inc., and has served as its managing partner since 1994.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2002, except for Winstock Mining Corporation, which filed a Form 4 for November 2001 on December 11, 2001.

ITEM 10. EXECUTIVE COMPENSATION

      The following table contains compensation data for our named executive officers that received a salary and bonus during the fiscal year ended March 31, 2002 that met or exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

  NAME AND                                                                                                           ALL OTHER
  PRINCIPAL POSITIONS                    YEAR         ANNUAL COMPENSATION             LONG TERM COMPENSATION    COMPENSATION ($)(1)
                                                                                              AWARDS
                                                                                           Securities
                                                   Salary ($)      Bonus ($)          Underlying Options (#)
                                                   ----------      ---------          ----------------------
  H. Thomas Winn,
  President and CEO                      2002       200,000          58,333                   58,001                   1,280
                                         2001       200,000                                     --                     2,560
                                         2000       150,000(2)                               150,000                   3,000

  Christopher C. Domijan,
  CFO, Secretary and Treasurer           2002       117,185           4,802                   22,150                   1,671

  Donald A. Brennan,
  VP - Development                       2002       128,000          13,000                   21,500                   1,058

-------------------

(1) Consists of matching funds received through participation in our employee 401(k) plan.

(2) Of Mr. Winn's fiscal 2000 compensation, $50,000 was deferred and paid in fiscal 2001 in the form of 25,000 shares of common stock.

Options, Warrants, and Stock Appreciation Rights

      The following table sets forth information concerning individual grants of stock options made during the fiscal year ended March 31, 2002, to our named executive officers. No stock appreciation rights were issued during the fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

-------------------------------------------------------------------------------
                      Number of    Percent of
                     Securities       Total
                     Underlying      Options
                       Options     Granted to     Exercise or
                       Granted    Employees in       Base         Expiration
Name                     (#)       Fiscal Year  Price ($/Share)      Date
-------------------------------------------------------------------------------
H. Thomas Winn         58,001         34.4%          2.75         1/31/2007
-------------------------------------------------------------------------------
Christopher C.
Domijan                22,150         13.1%          2.75         1/31/2007
-------------------------------------------------------------------------------
Donald A. Brennan      21,500         12.8%          2.75         1/31/2007
-------------------------------------------------------------------------------

      The following table sets forth information concerning option exercises during the fiscal year ended March 31, 2002 and option holdings as of March 31, 2002 with respect to our named executive officers. No stock appreciation rights were outstanding at the end of the fiscal year.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                                                        Value of Unexercised
                        Shares Acquired on       Value        Number of Securities Underlying               In-the-Money
Name                        Exercise (#)      Realized ($)   Unexercised Options at FY-End (#)          Options at FY-End ($)
----                    ------------------    ------------   ---------------------------------          ---------------------
                                                              Exercisable      Unexercisable        Exercisable    Unexercisable
H. Thomas Winn                  --                --            208,001              --              1,101,905           --

Christopher Domijan             --                --             22,150              --                106,320           --

Donald Brennan                  --                --             21,500              --                103,200           --

      The values of the unexercised options above are based on the difference between the exercise price of the options and the fair market value of our common stock at the end of the fiscal year ended March 31, 2002, which was $7.55 per share.

Compensation of Directors

      Our directors receive no standard compensation for their services as directors, but are reimbursed their travel expenses. During the fiscal year ended March 31, 2002, we issued Messrs. Burkett, Juliano, Jayroe, Winn, and Wong, options to purchase 32,700, 50,000, 32,000, 50,000, and 32,200 shares of our common stock, respectively. All of the foregoing options have an exercise price of $2.75 per share and expire in January 2007.

Employment Contracts and Change-In-Control Arrangements

      None of our executive officers have employment agreements, and they may resign and their employment may be terminated at any time. Mr. Burkett received annual compensation of $39,500 for his work as Vice President of the company and as President of Goldfield Resources, Inc.

      Our Compensation Committee, as administrator of our 1999 Stock Option Plan, can provide for accelerated vesting of the shares of common stock subject to outstanding options held by any executive officer or director in connection with certain changes in control of the company. The accelerated vesting may be conditioned on the termination of the individual's employment following the change in control event.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of July 15, 2002, 10,864,045 shares of our common stock were outstanding. The following table sets forth, as of July 15, 2002, certain information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each director or nominee for director, (c) each of the named executive officers, and (d) all current directors and executive officers as a group.

      Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

      To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is Nevada Gold & Casinos, Inc., 3040 Post Oak Blvd., Suite 675, Houston, Texas 77056.

                                     SHARES BENEFICIAL OWNED AS OF JULY 15, 2002
                                     -------------------------------------------
BENEFICIAL OWNER                         NUMBER OF SHARES    PERCENT OF CLASS
----------------                         ----------------    ----------------
H. Thomas Winn                             1,378,741(1)           11.5%

Paul J. Burkett                              447,198(2)            4.0%

William G. Jayroe                            218,754(3)            2.0%

James Wong (4)                               125,000(4)            1.1%

Joseph Juliano (5)                            50,000(5)         Less than 1%

Christopher C. Domijan                        30,000(6)         Less than 1%

Donald A. Brennan                             30,800(7)         Less than 1%

Winstock Mining Corporation                1,354,732(8)           12.5%

Clay County Holdings, Inc.                 2,526,344(9)           23.3%

All current directors and executive
officers as a group (7 persons)            2,280,493(10)          18.2%

-------------------

(1) Includes (a) options to purchase 208,001 shares of common stock held by Mr. Winn, (b) 180,816 shares of common stock owned by Aaminex Capital Corporation, and (c) an option to purchase 934,591 shares of common stock currently owned by Winstock Mining Corporation held by Aaminex Capital Corporation. Due to the option listed in (c), Mr. Winn and Winstock Mining Corporation are both considered to be the beneficial owner of the 934,591 shares of common stock underlying the option. Mr. Winn is the president of Aaminex Capital Corporation.

(2)   Includes options to purchase 182,700 shares of common stock.

(3) Mr. Jayroe's business address is One Sugar Creek Center Blvd. Suite 500, Sugar Land, Texas 77478-3556. Includes options to purchase 182,000 shares of common stock.

(4) Mr. Wong's business address is 14755 Preston Road, Suite 300, Dallas, Texas 75240. Includes options to purchase 82,200 shares of common stock.

(5) Includes options to purchase 50,000 shares of common stock. Mr. Juliano's business address is 700 Anderson Hill Road, Purchase, New York 10577.

(6)   Includes options to purchase 22,150 shares of common stock.

(7)   Includes options to purchase 21,500 shares of common stock.

(8) Of the shares of common stock listed in the above table, Aaminex Capital Corporation holds an option from Winstock Mining Corporation to purchase 934,591 shares of common stock. Due to the option, Mr. Winn, as president of Aaminex Capital Corporation, and Winstock Mining Corporation are both considered to be the beneficial owner of the 934,591 shares of common stock underlying the option. The business address of Winstock Mining Corporation is 1506-2008 Fullerton Avenue, North Vancouver, BC, V7P 3G7.

(9)   The president of Clay County Holdings, Inc. is the son-in-law of Mr. Winn.

(10)  Includes options to purchase 1,683,142 shares of common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      We have entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

      During the last two fiscal years, we periodically made loans to Clay County and Service Interactive, Inc., of which $3,645,059 and $3,838,674 respectively, was outstanding as of March 31, 2002. Of this amount Clay County loaned Restaurant Connections International, Inc. an aggregate of $2,112,651. The above loans are due on demand, bearing a 12% interest rate, and are secured by 1,200,000 shares of our common stock pledged by Clay County. In addition as of March 31, 2002, we guaranteed $1,400,000 of Service Interactive loans payable to third parties, of which approximately $150,000 is due within one year. We presently hold options to purchase equity in Service Interactive. Messrs. Winn and Wong are directors of Service Interactive. Messrs. Winn, Jayroe, Wong, Domijan, Burkett, and Brennan are equity-holders in Service Interactive.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Nevada Gold & Casinos, Inc.


                                          By: /s/ H. Thomas Winn
                                              ----------------------------
                                          H. Thomas Winn, Chairman of the Board,
                                          President, and Chief Executive Officer

                                          Date: July 29, 2002

      In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                           Date
      ---------                         -----                           ----
 /s/ H. Thomas Winn           Chairman of the Board, President,     July 29, 2002
 ---------------------------  and Chief Executive Officer
 H. Thomas Winn


 /s/ Christopher C. Domijan   Chief Financial Officer, Secretary,   July 29, 2002
 ---------------------------  and Treasurer
 Christopher C. Domijan


 /s/ Donald A. Brennan        Vice President - Development          July 29, 2002
 ---------------------------
 Donald A. Brennan


 /s/ Paul J. Burkett          Vice President and Director           July 29, 2002
 ---------------------------
 Paul J. Burkett


 /s/ William G. Jayroe        Director                              July 29, 2002
 ---------------------------
 William G. Jayroe


 /s/ James Wong               Director                              July 29, 2002
 ---------------------------
 James Wong


 /s/ Joseph Juliano           Director                              July 29, 2002
 ---------------------------
 Joseph Juliano