Form 10QSB
period 2002-06-30
NEVADA GOLD & CASINOS INC
filed 2002-08-14
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the fiscal period ended June 30, 2002


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


Issuer's telephone number: (713) 621-2245


Securities registered pursuant to Section 12(b) of the Act:


      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------          -----------------------------------------
Common stock, $0.12 par value                  The American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days.
[X]  Yes [ ]  No


  The number of common shares outstanding was 10,864,045 as of August 9, 2002

                                TABLE OF CONTENTS



                                                                                 PAGE
                                                                                 ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS......................................   3

         BALANCE SHEETS AS OF JUNE 30, 2002 AND
           MARCH 31, 2002.......................................................   3

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           JUNE 30, 2002 AND 2001...............................................   4

         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
           JUNE 30, 2002 AND 2001...............................................   5

         NOTES TO UNAUDITED FINANCIAL STATEMENTS................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................  14


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .....................................................  17
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................  17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................  17

                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,          March 31,
                                                                                       2002              2002
                                                                                  -------------      -------------
                                                                                   (Unaudited)         (Audited)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $   1,322,892      $   1,021,913
Other assets                                                                            456,404            491,625
                                                                                  -------------      -------------
TOTAL CURRENT ASSETS                                                                  1,779,296          1,513,538
                                                                                  -------------      -------------
Other Assets:
  Isle of Capri-Black Hawk, L.L.C.                                                    6,364,011          5,446,267
  Dry Creek Casino, L.L.C.                                                              479,829            425,656
  Route 66 Casinos, L.L.C.                                                            1,245,097                 --
  Restaurant Connections International, Inc. (RCI)                                           --                 --
  Gold Mountain Development, L.L.C.                                                   2,820,231          2,790,931
  Blue Diamond Resorts, Inc.                                                          2,916,644          2,811,434
  Goldfield Resources, Inc.                                                             480,812            480,812
  Sunrise Land and Minerals Corporation                                                 371,750            371,750
Note receivable from affiliates                                                       7,051,557          7,483,732
Note receivable from Dry Creek Rancheria                                              7,117,198          2,871,096
Note receivable - other                                                                  10,000             10,000
Deferred loan issue costs                                                               361,027            328,150
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $203,344 and $195,660 at June 30 and March 31, 2002, respectively                       57,060             57,115
                                                                                  -------------      -------------
TOTAL ASSETS                                                                      $  31,054,512      $  24,590,481
                                                                                  =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                          $     200,824      $     262,052
Accrued interest payable                                                                137,277            124,452
Short term notes payable                                                                359,500                 --
Deferred tax liability                                                                  867,753            198,379
Current portion of long term debt                                                        23,639             27,630
                                                                                  -------------      -------------
TOTAL CURRENT LIABILITIES                                                             1,588,993            612,513
                                                                                  -------------      -------------
LONG TERM LIABILITIES
Deferred income                                                                         240,697                 --
Mortgages payable, net of current portion                                                 3,375              4,995
Notes payable, net of current portion                                                16,839,068         13,609,738
                                                                                  -------------      -------------
TOTAL LONG TERM LIABILITIES                                                          17,083,140         13,614,733
                                                                                  -------------      -------------
TOTAL LIABILITIES                                                                    18,672,133         14,227,246

MINORITY INTEREST                                                                       936,612            301,878

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 10,860,711 and
10,664,184 shares issued and outstanding at June 30 and March 31, 2002,
respectively                                                                          1,303,285          1,279,702
Additional paid in capital                                                           10,060,840          9,780,303
Retained earnings (accumulated deficit)                                                 483,808           (896,542)
Accumulated other comprehensive loss                                                   (402,166)          (102,106)
                                                                                  -------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                                           11,445,767         10,061,357
                                                                                  -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  31,054,512      $  24,590,481
                                                                                  =============      =============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                   June 30,
                                                       ------------------------------
                                                           2002              2001
                                                       ------------      ------------
REVENUES
Royalty income                                         $     10,500      $      9,000
Lease income                                                  2,100                --
Gain on land sale                                            28,267                --
Gaming lease income                                          90,319                --
Interest income                                             373,918            93,370
Other income                                                 18,547            28,956
                                                       ------------      ------------
TOTAL REVENUES                                              523,651           131,326
                                                       ------------      ------------
EXPENSES
General and administrative                                  285,545           102,810
Interest expense                                            261,639           172,552
Salaries                                                    219,459           139,282
Legal and professional fees                                  46,737           110,911
Other                                                        22,867             7,673
                                                       ------------      ------------
TOTAL EXPENSES                                              836,247           533,228
                                                       ------------      ------------
EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK            2,558,380         1,670,695
MINORITY INTEREST                                           (41,484)               --
                                                       ------------      ------------
Net income before federal income tax provision            2,204,300         1,268,793
Federal income tax provision                               (823,950)         (461,786)
                                                       ------------      ------------
NET INCOME                                             $  1,380,350      $    807,007
                                                       ============      ============
PER SHARE INFORMATION
Net income                                             $  1,380,350      $    807,007
                                                       ------------      ------------
Net income available to common shareholders            $  1,380,350           807,007
                                                       ============      ============
Net income per common share - basic                    $       0.13      $       0.08
                                                       ============      ============
Net income per common share - diluted                  $       0.11      $       0.08
                                                       ============      ============
Basic weighted average number of
   common shares outstanding                             10,776,537        10,490,374
                                                       ============      ============
Fully diluted weighted average number of
   common shares outstanding                             13,076,606        11,069,100
                                                       ============      ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                             June 30,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  1,380,350      $    807,007
Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation                                                          7,684             7,493
  Amortization of loan issue costs                                     30,955            16,773
  Amortization of deferred income                                      (8,300)               --
  Write-off of project development cost --                             60,000                --
  Equity in earnings of Isle of Capri-Black Hawk                   (2,558,380)       (1,670,695)
  Cash distribution from Isle of Capri-Black Hawk                   1,186,000                --
  Deferred tax expense                                                823,950           461,786
  Minority Interest                                                    41,484                --
Changes in operating assets and liabilities:
  Other assets-current                                               (413,550)          (65,031)
  Accounts payable and accrued liabilities                            (48,403)         (239,936)
                                                                 ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   501,790          (682,603)
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and assets held for development             (552,125)         (321,786)
Purchase of furniture, fixtures, and equipment                         (7,629)               --
Note receivable from Dry Creek Rancheria                           (3,542,489)               --
Note receivable - other                                                    --          (968,693)
Note receivable from affiliates                                       432,175          (647,855)
                                                                 ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                              (3,670,068)       (1,938,334)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                  3,231,380         2,850,000
Deferred loan issue costs                                             (63,832)               --
Reacquisition and retirement of common stock                               --           (53,542)
Dry Creek Casino, L.L.C. capital contribution                           5,250                --
Common stock issued for cash, net of offering costs                   304,120                --
Payments on debt                                                       (7,661)           (8,264)
                                                                 ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,469,257         2,788,194
                                                                 ------------      ------------
Net increase (decrease) in cash                                       300,979           167,257
Beginning cash balance                                              1,021,913           308,658
                                                                 ------------      ------------
Ending cash balance                                              $  1,322,892      $    475,915
                                                                 ============      ============
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                           $    392,648      $    432,558
                                                                 ------------      ------------


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

         Nevada Gold & Casinos, Inc., which trades on the American Stock Exchange under the ticker symbol "UWN," was founded in 1977, and since 1994, has been a developer of gaming properties, and also has real estate interests in Colorado, California, Nevada, and New York.

         ISLE OF CAPRI BLACK HAWK - We are a 43% owner of a joint venture named Isle of Capri-Black Hawk, L.L.C. ("IC-BH") with Isle of Capri Casinos, Inc. ("Isle"). IC-BH operates the Isle of Capri-Black Hawk Casino (the "Casino") and a hotel on the Black Hawk property. Isle manages the Casino under an agreement for a fee, based upon a percentage of the Casino's revenues and operating profit.

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

         DRY CREEK - In August 2001, we formed Dry Creek Casino, L.L.C. (the "LLC"). The LLC, of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians, with the development and financing of its River Rock Casino located approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California. We have arranged adequate financing to loan the LLC up to $15 million for River Rock Casino Project. The LLC will receive 20% of earnings before depreciation and amortization from the project for five years. In addition, we have agreed to provide guaranties on equipment financing of approximately $32 million.

         ROUTE 66 - In June 2002, Route 66 Casinos, L.L.C. ("Route 66"), of which we are a 51% owner, was formed to assist the Laguna Development Corporation, a federally chartered corporation which is wholly-owned by the Pueblo of Laguna tribe (the "LDC"), with the design, development and financing of a casino located in New Mexico (Route 66 Casino). Route 66 will assist in procuring loans of approximately $45 million for the benefit and use of the LDC to design and develop the project, which might include a loan arranged by Route 66 of between $5 million to $8 million guaranteed by us. In addition, Route 66 will enter into a lease for approximately $15 million of gaming equipment. In exchange for its services, Route 66 will obtain the exclusive right to lease gaming equipment to the LDC for a period of five years for the Route 66 Casino. The gaming equipment agreements include a five-year contract for 1,250 gaming devices to be placed in the Route 66 Casino, a one-year contract for 100 gaming devices in the existing temporary casino, and a contract that runs through February 2004 for 45 gaming devices in the existing Dancing Eagle Casino. The 100 gaming devices will be moved to the Route 66 Casino upon completion and are included in the 1,250 gaming device contract. Route 66 expects to receive, on average, approximately 16% of gross revenue from the gaming contracts, based on current projections. LDC currently operates the Dancing Eagle Casino and the Rio Puerco temporary casino.

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


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements included herein have been prepared by us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that all disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended March 31, 2002.

         CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

         MINING PROPERTIES AND CLAIMS - Historically, we have capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At June 30, 2002, and 2001, management believes the net realizable value of the mineral reserves is in excess of our cost in the claims.

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

         STOCK-BASED COMPENSATION - We have adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation". Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We elected to continue following APB No. 25.

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

         RECENT ACCOUNTING PRONOUNCEMENTS - During October 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. The adoption of SFAS No. 144 did not have a material effect on our financial position or operating results.

NOTE 3. ISLE OF CAPRI-BLACK HAWK

         We are a 43% owner of a joint venture named Isle of Capri-Black Hawk, L.L.C. ("IC-BH") with Isle of Capri Casinos, Inc. ("Isle"). IC-BH operates the Isle of Capri-Black Hawk Casino (the "Casino") and a hotel on the Black Hawk property. Isle manages the Casino under an agreement for a fee based upon a percentage of the Casino's revenues and operating profit. IC-BH will continue until December 31, 2096 or until the time that dissolution may occur.

         Financing for the casino construction was provided by the IC-BH debt offering of $75 million in 13% First Mortgage Notes. In December 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that are due in five years and a $10 million line of credit. The average interest on this new credit facility is estimated to be 6 to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that effectively convert $40 million of its floating rate debt to a fixed-rate basis for the next three years. As of July 28, 2002, $75 million was outstanding under the new credit facility.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through July 28, 2002 (IC-BH's quarter end) totaled $2,558,380 which has been included in our statement of operations for the quarter ended June 30, 2002. During the quarter ended June 30, 2002, we received cash distributions of $1,186,000 from IC-BH and our basis in the project through July 28, 2002 is $6,364,011.

         The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal quarter ended July 28, 2002:

                        Isle of Capri Black Hawk, L.L.C.
                            Condensed Balance Sheets
                                 (In thousands)


                                                    July 28,        July 29,
                                                      2002            2001
                                                  -----------     -----------
Current assets                                    $    10,662     $    22,224
Property and equipment (net)                          102,535         103,084
Other assets                                            2,017           2,990
                                                  -----------     -----------
Total assets                                      $   115,214     $   128,298
                                                  ===========     ===========

Current liabilities                                    23,075     $    17,866
Other liabilities                                       1,417              --
Long-term debt                                         64,887          76,063
Members' equity                                        25,835          34,369
                                                  -----------     -----------
Total liabilities and members' equity             $   115,214     $   128,298
                                                  ===========     ===========


                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statements
                                 (In thousands)

                                                        Three Months Ended
                                                  ----------------------------
                                                    July 28,         July 29,
                                                      2002             2001
                                                  -----------      -----------
Gross Revenue
Casino                                            $    27,299      $    27,050
Rooms                                                   1,550            1,428
Food, beverage, and other                               3,513            3,774
                                                  -----------      -----------
     Total revenue                                     32,362           32,252

Operating expenses:
Casino                                            $     1,889      $     1,727
Gaming taxes                                            5,351            5,369
Rooms                                                     750              627
Food, beverage, and other                               2,312            2,588
Other operating expense                                13,446           14,094
                                                  -----------      -----------
    Total operating expenses                           23,748           24,405

Earnings from Operations                                8,614            7,847
                                                  -----------      -----------
Interest expense, net                                  (1,469)          (2,975)
Depreciation                                           (1,195)            (990)
                                                  -----------      -----------
Net income                                        $     5,950      $     3,882
                                                  ===========      ===========

Differences in our carrying value of its investment in IC-BH and its equity interest in IC-BH are primarily due to the fact that we originally contributed appreciated property which was initially recorded by IC-BH at its fair market value while we continued to carry the property at its original cost basis.

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


         Interest is capitalized in connection with the development of the properties owned by Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc. During the quarter ended June 30, 2002, Gold Mountain Development, L.L.C and Blue Diamond Resorts, Inc., capitalized as development cost $66,568 and $68,380 of interest, respectively. During the quarter ended June 30, 2001, Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc., capitalized as development cost $59,178 and $58,685 of interest, respectively.

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

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. RCI's undistributed losses allocable to us through March 31, 2002 (RCI's quarter end) totaled $750,244 which has not been included in our statement of operations for the fiscal year ended June 30, 2002. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $727,844 is not reflected in our financial statements.

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

NOTE 7. FEDERAL INCOME TAXES

         Temporary differences reflected in the deferred income tax accounts primarily relate to timing differences in the recognition of the allocated equity in earnings from IC-BH for tax and financial reporting purposes and tax benefits generated by available net operating loss carryforwards ("NOL's"). We have available NOL's amounting to $3,269,723 as of June 30, 2002.

         For the three months ended June 30 2002, we recorded deferred tax expense in the amount of $823,950. Our recorded deferred tax expense excludes tax benefits of $154,576 related to an interest rate swap transaction, which was recorded net of tax as an accumulated other comprehensive loss.

NOTE 8. SEGMENT REPORTING

         We operate in four business segments (i) gaming, (ii) real estate,
(iii) restaurant franchise, and (iv) mining properties and claims. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado, Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C. The commercial and residential real estate segment involves the development of a master-planned residential and commercial property project adjacent to Black Hawk, Colorado, and another at Wellesley Island, New York. The restaurant franchise segment involves an ownership interest in Pizza Hut franchises in Sao Paulo, Brazil. The mining property and claims segment involves the leasing of our property and retaining a royalty interest under the lease.

         Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.

                                                                THREE MONTHS ENDED JUNE 30, 2002
                              ----------------------------------------------------------------------------------------------
                                                   Real         Restaurant
                                 Gaming           Estate         Franchise         Mining           Other           Totals
                              -----------      -----------      -----------     -----------      -----------     -----------
Revenue                       $    90,319      $    30,367      $        --     $    10,500      $    18,547     $   149,733
Segment profit (loss)            (253,014)        (217,995)              --         (32,657)         191,070        (312,596)
Segment assets                 15,384,572        6,108,625               --         480,812               --      21,974,009
Interest expense                                                         --             179          261,460         261,639
Interest income                   150,346               --               --              --          223,572         373,918
Equity in earning of
  equity investment             2,558,380               --               --              --                        2,558,380


                                                               THREE MONTHS ENDED JUNE 30, 2001
                               -----------------------------------------------------------------------------------------------
                                                   Real         Restaurant
                                 Gaming           Estate         Franchise         Mining           Other           Totals
                              -----------      -----------      -----------     -----------      -----------     -----------
Revenue                       $        --      $        --      $        --     $     9,000      $    28,956     $    37,956
Segment profit (loss)            (245,662)        (157,152)              --         (23,148)          24,060        (401,902)
Segment assets                 10,029,528        5,180,543               --         480,812               --      15,690,883
Interest expense                       --           19,786               --             372          152,394         172,552
Interest income                        --               --               --              --           93,370          93,370
Equity in earning of
  equity investment             1,670,695               --               --              --               --       1,670,695

Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                                           JUNE 30,
                                                                 ---------------------------
                                                                     2002            2001
                                                                 -----------     -----------
Assets

Total assets for reportable segments                             $21,974,009     $15,690,883
Cash not allocated to segments                                     1,322,892         475,915
Notes receivable not allocated to segments                         7,061,557       3,962,445
Furniture, fixtures, & equipment not allocated to segments            57,060          69,537
Other assets not allocated to segments                               638,994         546,181
                                                                 -----------     -----------
Total assets                                                     $31,054,512     $20,744,961
                                                                 ===========     ===========


Reconciliation of reportable segment revenues to our consolidated totals are as follows:

                                                                            JUNE 30,
                                                                 ---------------------------
                                                                     2002            2001
                                                                 -----------     -----------
Revenue

Total revenue for reportable segments                            $   149,733     $    37,956
Interest income not allocated to reportable segments                 373,918          93,370
                                                                 -----------     -----------
Total revenue                                                    $   523,651     $   131,326
                                                                 ===========     ===========


Reconciliation of reportable segment profit or loss to our consolidated totals are as follows:

                                                                            JUNE 30,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 -----------      -----------
Profit or loss

Total loss for reportable segments                               $  (312,596)     $  (401,902)
Equity in income of equity investments                             2,558,380               --
Minority interest                                                    (41,484)       1,670,695
                                                                 -----------      -----------
Net income before federal income tax provision                   $ 2,204,300      $ 1,268,793
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

         The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended March 31, 2002. These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Notes 1 and 2 in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-KSB. Our preparation of this Form 10-QSB and our Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

         Our investments in Isle of Capri-Black Hawk, L.L.C. (IC-BH) and Restaurant Connections International, Inc. (RCI) are accounted for using the equity method of accounting since the investment gives us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist where we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors such as representation on the investee's Board of Directors are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

General

         We are engaged in gaming and resort development. We reported net income of $1,380,350 for the quarter ended June 30, 2002 compared to a net income of $807,007 for the quarter ended June 30, 2001.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the three months ended June 30, 2002, IC-BH's income allocable to us through July 28, 2002, IC-BH's quarter end, totaled $2,558,380. During the three months ended June 30, 2002, we received a cash distribution of $1,186,000 from IC-BH and our basis in the project through July 28, 2002 is $6,364,011. This included an other comprehensive loss of $300,060 net of taxes of $154,576 related to the interest rate swap.

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. Our portion of RCI's undistributed losses through March 31, 2002 totaled $750,244. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $727,844 is not reflected in our financial statements.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, Wellesley Island, New York, and Nevada County, California. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

Results of Operations

         Comparison of three months ended June 30, 2002 and 2001

         REVENUES. Revenues increased 299%, or $392,325, to $523,651 for the three months ended June 30, 2002, compared to $131,326 in the three months ended June 30, 2001. The increase in revenues is primarily attributable to interest income on loans to Dry Creek Rancheria's River Rock Casino and affiliated companies, gain on land sales, and gaming equipment lease income from Rio Puerco Project.

         INTEREST INCOME. Interest income increased 300%, or $280,548, to $373,918 for the three months ended June 30, 2002, from $93,370 in the three months ended June 30, 2001. The difference is attributable to an increase in the notes receivable from Dry Creek Rancheria.

         OTHER INCOME. Other income decreased 36%, or $10,409, to $18,547 for the three months ended June 30, 2002, compared to $28,956 in the three months ended June 30, 2001. This decrease is due to an absence of proceeds received from settlement of a claim.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 53%, or $887,685, to $2,558,380 for the three months ended June 30, 2002, compared to $1,670,695 in the three months ended June 30, 2001. The increase is primarily attributable to an increase in pre-tax income from IC-BH.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 178%, or $182,735, to $285,545 for the three months ended June 31, 2002, compared to $102,810 in the three months ended June 30, 2001. The increase is primarily attributable to an increase in general office expense, write-off of capitalized development cost, and general and administrative expenses of Route 66 Casinos, LLC.

         INTEREST EXPENSE. Interest expense increased 52%, or $89,087, to $261,639 for the three months ended June 30, 2002, compared to $172,552 in the three months ended June 30, 2001 due to additional borrowings from our credit facility.

         SALARIES. Salaries increased 58%, or $80,177, to $219,459 for the three months ended June 30, 2002, compared to $139,282 in the three months ended June 30, 2001. The increase is due primarily to expansion in staffing, salary increases for existing staff and increase in payroll processing cost.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 58%, or $64,174, to $46,737 for the three months ended June 30, 2002, compared to $110,911 in the three months ended June 30, 2001 due to a decrease in legal and consulting services in general corporate matters.

         OTHER EXPENSE. Other expense increased 198%, or $15,194, to $22,867 for the three months ended June 30, 2002, compared to $7,673 in the three months ended June 30, 2001. The increase is attributable to an increase in insurance expense.

         TOTAL EXPENSES. Total expenses increased 57%, or $303,020 to $836,247 for the three months ended June 30, 2002, compared to $533,227 in the three months ended June 30 2001. The increase is due primarily to an increase in general and administrative expense, interest expense, other expense, and salary expense.

         NET INCOME. Net income increased 71% or $573,343 to $1,380,350 for the three months ended June 30, 2002 as compared to a net income of $807,007 in the three months ended June 30, 2001. This increase is primarily the result of increases in revenues and equity in earning of IC-BH.

Liquidity and Capital Resources

         At June 30, 2002, we had cash of $1,322,892 compared to $1,021,913 in cash at June 30, 2001. The $300,979 increase in cash is the net result of $501,790 net cash provided by operating activities, $3,670,068 net cash used in investing activities, and $3,469,257 net cash provided by financing activities.

         OPERATING ACTIVITIES. Net cash provided by operating activities during the year ended June 30, 2002, amounted to $501,790, an increase of $1,184,393, over the $682,603 of net cash used in operating activities during the three months ended June 30, 2001. The increase is primarily due to $1,186,000 of cash distributions from IC-BH.

         INVESTING ACTIVITIES. Net cash used in investing activities during the year ended June 30, 2002, amounted to $3,670,068 an increase of $1,731,734, over the $1,938,334 of net cash used in investing activities in the three months ended June 30, 2001. The increase is primarily due to the net result of the development loan of $3,542,489 to Dry Creek Rancheria's River Rock Casino, loans repayment of $432,175 from affiliated companies, and $552,125 of development investment primarily in Blue Diamond Resorts, Inc. and Gold Mountain Development LLC.

         FINANCING ACTIVITIES. Net cash provided by financing activities during the three months ended June 30, 2002, amounted to $3,469,257 an increase of $681,063, over $2,788,194 of net cash provided by financing activities in the three months ended June 30, 2001. We received $304,120 from cash sales of our common stock and $3,231,380 from debt financing. During the three months ended June 30, 2002, we expended $7,661 for payments on outstanding debt. We paid $63,832 for deferred loan issues costs during the three months ended June 30, 2002.

         We have a $13 million long-term credit facility (the "$13 Million Credit Facility"). The outstanding $13 Million Credit Facility bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The $13 Million Credit Facility is secured by our interest in the IC-BH Casino. Up to 54% of the $13 Million Credit Facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of our then total issued and outstanding stock. As of June 30, 2002, we have drawn the total $13 million available under the $13 Million Credit Facility.

         On December 11, 2001, we entered into a $15 million five-year credit facility. This new credit facility will be used to satisfy our $15 million commitment to the Dry Creek project. This credit facility is secured by our interest in the IC-BH Casino. The $15 million long-term credit facility bears interest at 12% with interest only for the first year and will then be amortized over four years. As of June 30, 2002, we have drawn a total of $3,231,380.

          As of June 30, 2002, we had cash available of $1,322,892, access to the aforementioned $15 million credit facility, of which $ 11,768,620 is available, and we expect to receive cash distributions from IC-BH of approximately $4,200,000 for the next nine months ended March 31, 2003 based on current estimates. We had short-term liabilities of $1,588,993 at June 30, 2002, projected operating expenses of $2,400,000 for the next nine months ended March 31, 2003 with additional cash needs of approximately $8,000,000 for projects in the next nine months ended March 31, 2003. In addition we have guaranteed debt for an affiliate of approximately $1,400,000, of which approximately $150,000 is due within one year. We also have projected lease guarantees of approximately $32 million for Dry Creek Rancheria's River Rock Casino Project. If the River Rock Casino Project is delayed or prevented from opening or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing, or that we will be able to obtain additional financing on favorable terms.

         During October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. The adoption of SFAS No. 144 did not have material effect on our financial position and operating results.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2002, we issued 172,027 shares of common stock to 8 investors for an aggregate purchase of $246,750 upon the exercise of outstanding warrants or options. The transactions were completed pursuant to Section 4(2) of the Securities Act. The transactions did not involve any public offering. Each recipient either received adequate information about the company or had access to such information, and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the company. All sales were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.


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

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.


By:  /s/ Christopher Domijan
   -----------------------------------------
Christopher Domijan, Chief Financial Officer

Date:    August 14, 2002

                                 EXHIBIT INDEX


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

Exhibit 99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.