Form 10QSB
period 2002-09-30
NEVADA GOLD & CASINOS INC
filed 2002-11-15
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the fiscal period ended September 30, 2002

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from __________________ to __________________

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


         The number of common shares outstanding was 11,083,206 as of November 12, 2002

                                TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.........................     3

        BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND
          MARCH 31, 2002..........................................     3

        STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
          SEPTEMBER 30, 2002 AND 2001.............................     4

        STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
          SEPTEMBER 30, 2002 AND 2001.............................     5

        STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
          SEPTEMBER 30, 2002 AND 2001.............................     6

        NOTES TO UNAUDITED FINANCIAL STATEMENTS...................     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........    15

ITEM 3. CONTROLS AND PROCEDURES...................................    20

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ........................................    21
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.................    21
ITEM 6. EXHIBITS AND REPORTS ON FORM 8K...........................    22

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,        March 31,
                                                                2002              2002
                                                           --------------    --------------
                                                            (Unaudited)        (Audited)
                          ASSETS

CURRENT ASSETS
Cash and cash equivalents                                  $    3,033,810    $    1,021,913
Other assets                                                      495,187           491,625
                                                           --------------    --------------
TOTAL CURRENT ASSETS                                            3,528,997         1,513,538
                                                           --------------    --------------

Other Assets:
  Isle of Capri-Black Hawk, L.L.C.                              6,596,361         5,446,267
  Dry Creek Casino, L.L.C.                                        530,298           425,656
  Route 66 Casinos, L.L.C.                                      1,270,855                --
  Restaurant Connections International, Inc. (RCI)                     --                --
  Gold Mountain Development, L.L.C.                             2,901,158         2,790,931
  Blue Diamond Resorts, Inc.                                           --         2,811,434
  Goldfield Resources, Inc.                                       480,812           480,812
  Sunrise Land and Minerals Corporation                           371,750           371,750
Note receivable from affiliates                                 6,753,400         7,483,732
Note receivable from Dry Creek Rancheria                       18,197,548         2,871,096
Note receivable - other                                            10,000            10,000
Deferred loan issue costs                                         649,447           328,150
Furniture, fixtures, and equipment, net of accumulated
 depreciation of $211,514 and $195,660 at September 30
 and March 31, 2002, respectively                                  51,443            57,115
                                                           --------------    --------------
TOTAL ASSETS                                               $   41,342,069    $   24,590,481
                                                           ==============    ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                   $      378,418    $      262,052
Accrued interest payable                                          230,741           124,452
Short term notes payable                                          359,500                --
Deferred tax liability                                          1,180,125           198,379
Current portion of long term debt                                  20,606            27,630
                                                           --------------    --------------
TOTAL CURRENT LIABILITIES                                       2,169,390           612,513
                                                           --------------    --------------
LONG TERM LIABILITIES
Deferred income                                                   494,592                --
Mortgages payable, net of current portion                           1,699             4,995
Notes payable, net of current portion                          24,778,235        13,609,738
                                                           --------------    --------------
TOTAL LONG TERM LIABILITIES                                    25,274,526        13,614,733
                                                           --------------    --------------
TOTAL LIABILITIES                                              27,443,916        14,227,246

MINORITY INTEREST                                                 983,441           301,878

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares
authorized, 11,059,872 and 10,664,184 shares issued
and outstanding at September 30 and March 31, 2002,
respectively                                                    1,327,185         1,279,702
Additional paid in capital                                      9,659,120         9,780,303
Retained earnings (accumulated deficit)                         2,411,454          (896,542)
Accumulated other comprehensive loss                             (483,047)         (102,106)
                                                           --------------    --------------
TOTAL STOCKHOLDERS' EQUITY                                     12,914,712        10,061,357
                                                           --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   41,342,069    $   24,590,481
                                                           ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                        September 30,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
REVENUES
Royalty income                                   $     12,500    $     11,000
Lease income                                            1,400           1,400
Gain on land sale                                     561,649          14,575
Gaming lease income                                   145,516              --
Interest income                                       620,885         141,236
Other income                                            7,005          18,770
                                                 ------------    ------------

TOTAL REVENUES                                      1,348,955         186,981
                                                 ------------    ------------

EXPENSES
General and administrative                            254,249         135,836
Interest expense                                      518,012         240,076
Salaries                                              219,985         163,942
Legal and professional fees                           156,135          98,229
Write-off of capitalized development cost             178,437              --
Other                                                  45,520          31,286
                                                 ------------    ------------

TOTAL EXPENSES                                      1,372,338         669,369
                                                 ------------    ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK      2,351,897       1,991,069
MINORITY INTEREST                                     (46,829)         (2,801)
                                                 ------------    ------------

Net income before federal income tax provision      2,281,685       1,505,880

Federal income tax provision                         (354,039)       (511,999)
                                                 ------------    ------------

NET INCOME                                       $  1,927,646    $    993,881
                                                 ============    ============

PER SHARE INFORMATION
Net income                                       $  1,927,646    $    993,881
                                                 ------------    ------------

Net income available to common
   shareholders                                  $  1,927,646    $    993,881
                                                 ============    ============

Net income per common share - basic              $       0.18    $       0.09
                                                 ============    ============

Net income per common share - diluted            $       0.16    $       0.09
                                                 ============    ============

Basic weighted average number of
   common shares outstanding                       10,898,558      10,466,949
                                                 ============    ============

Fully diluted weighted average number of
   common shares outstanding                       12,415,735      11,582,202
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Six Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
REVENUES
Royalty income                                   $     23,000    $     20,000
Lease income                                            3,500           1,400
Gain on land sale                                     589,916          14,575
Gaming lease income                                   202,584              --
Interest income                                       994,803         234,606
Other income                                           25,551          47,726
                                                 ------------    ------------

TOTAL REVENUES                                      1,839,354         318,307
                                                 ------------    ------------

EXPENSES
General and administrative                            446,542         255,419
Interest expense                                      779,652         412,628
Salaries                                              439,444         303,224
Legal and professional fees                           202,872         192,366
Write-off of capitalized development cost             238,437              --
Other                                                  68,387          38,960
                                                 ------------    ------------

TOTAL EXPENSES                                      2,175,334       1,202,597
                                                 ------------    ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK      4,910,278       3,661,764
MINORITY INTEREST                                     (88,314)         (2,801)
                                                 ------------    ------------

Net income before federal income tax provision      4,485,984       2,774,673

Federal income tax provision                       (1,177,988)       (973,785)
                                                 ------------    ------------

NET INCOME                                       $  3,307,996    $  1,800,888
                                                 ============    ============

PER SHARE INFORMATION
Net income                                       $  3,307,996    $  1,800,888
                                                 ------------    ------------

Net income available to common
   shareholders                                  $  3,307,996    $  1,800,888
                                                 ============    ============

Net income per common share - basic              $       0.31    $       0.17
                                                 ============    ============

Net income per common share - diluted            $       0.26    $       0.16
                                                 ============    ============

Basic weighted average number of
   common shares outstanding                       10,838,954      10,478,598
                                                 ============    ============

Fully diluted weighted average number of
   common shares outstanding                       12,891,425      11,310,116
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                  September 30,
                                                           ----------------------------
                                                               2002            2001
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  3,307,996    $  1,800,888
Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation                                                   15,853          14,986
  Amortization of loan issue costs                               73,616          45,771
  Amortization of deferred income                               (30,409)             --
  Gain on sales of land                                        (589,916)
  Write-off of project development cost                         238,437              --
  Equity in earnings of Isle of Capri-Black Hawk             (4,910,278)     (3,661,764)
  Cash distribution from Isle of Capri-Black Hawk             3,183,000              --
  Deferred tax expense                                        1,177,988         973,785
  Minority Interest                                              88,314           2,801
Changes in operating assets and liabilities:
  Other assets-current                                         (933,343)       (275,005)
  Accounts payable and accrued liabilities                      222,655         135,636
                                                           ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           1,843,913        (962,902)
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sales of land                           3,611,200
Purchases of real estate and assets held for development       (813,978)       (678,098)
Purchase of furniture, fixtures, and equipment                  (10,181)             --
Note receivable from Dry Creek Rancheria                    (14,012,074)             --
Note receivable - other                                         (32,129)       (699,871)
Note receivable from affiliates                                 730,332      (2,659,339)
                                                           ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                       (10,526,830)     (4,037,308)
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                           11,168,497       5,100,000
Deferred loan issue costs                                      (394,913)       (200,000)
Reacquisition and retirement of common stock                   (402,820)        (82,840)
Dry Creek Casino, L.L.C. capital contribution                     5,250         175,000
Common stock issued for cash, net of offering costs             329,120              --
Payments on debt                                                (10,320)        (15,248)
                                                           ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    10,694,814       4,976,412
                                                           ------------    ------------

Net increase (decrease) in cash                               2,011,897         (23,798)
Beginning cash balance                                        1,021,913         308,658
                                                           ------------    ------------
Ending cash balance                                        $  3,033,810    $    284,860
                                                           ============    ============

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                     $    813,732    $    677,281
                                                           ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

         Nevada Gold & Casinos, Inc., which trades on the American Stock Exchange under the ticker symbol "UWN," was founded in 1977, and since 1994, has been a developer of gaming properties, and also has real estate interests in Colorado, California, and Nevada.

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

         DRY CREEK - In August 2001, we formed Dry Creek Casino, L.L.C. (the "LLC"). The LLC, of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians, with the development and financing of its river rock casino located approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California ("River Rock Casino"). We have a $15 million loan to River Rock Casino project through the LLC. In an addition, we have a $6 million development advance commitment, of which $3.2 million has been advanced to the River Rock Casino project as of September 30, 2002. The LLC will receive 20% of earnings before depreciation and amortization from the project for five years. In addition, we have agreed to provide guaranties on equipment financing and operating leases of approximately $32 million.

         ROUTE 66 - In June 2002, Route 66 Casinos, L.L.C. ("Route 66"), of which we are a 51% owner, was formed to assist the Laguna Development Corporation, a federally chartered corporation which is wholly-owned by the Pueblo of Laguna tribe (the "LDC"), with the design, development and financing of a casino located in New Mexico ("Route 66 Casino"). In exchange for its services, Route 66 will obtain the exclusive right to lease gaming equipment to the LDC for a period of five years for the Route 66 Casino. The gaming equipment agreements include a five-year contract for 1,250 gaming devices to be placed in the Route 66 Casino, a one-year contract for 100 gaming devices in the existing temporary casino, and a contract that runs through February 2004 for 45 gaming devices in the existing Dancing Eagle Casino. The 100 gaming devices will be moved to the Route 66 Casino upon completion and are included in the 1,250 gaming device contract. Route 66 expects to receive, on average, approximately 16% of gross revenue from the gaming contracts, based on current projections. LDC currently operates the Dancing Eagle Casino and the Rio Puerco temporary casino. When completed, the 165,000 square foot casino will be located 11 miles west of Albuquerque at the easternmost extent of the Laguna Pueblo on I-40. It is expected to include 1,250 slot machines, 20 table games, a 750-seat bingo area, 2,800-seat theatre/ entertainment/ special events venue, a cabaret lounge, multiple food and beverage outlets, retail outlets, plus ample paved parking for trucks and automobiles.


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

         MINING PROPERTIES AND CLAIMS - Historically, we have capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At September 30, 2002, management believes the net realizable value of the mineral reserves is in excess of our cost in the claims.

         REAL ESTATE HELD FOR DEVELOPMENT - Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado, Nevada County, and California. Until it was sold in September 2002, we also held undeveloped land in and around Wellesley Island, New York. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

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

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries as of September 30, 2002. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

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

         SUBSTANTIAL LEVERAGE - In December 2001, IC-BH refinanced the $75 million Casino debt with a new $90 million credit facility that included two $40 million term loans that are due in five years and a $10 million line of credit. The average interest on this new credit facility is estimated to be 6% to 7%. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from IC-BH Casino operations has been more than sufficient to pay its debt obligations.

         As of September 30, 2002, we are highly leveraged with $24.7 million in long-term corporate debt, additional commitments of $2.8 million for the River Rock Casino, and loan and lease guarantees expected to be up to $32 million for the River Rock Casino project. We also have guaranteed debt of $1.4 million of affiliated companies of which $245,000 might mature during the current fiscal year. To date, cash distributions from the IC-BH Casino and borrowings under existing credit facilities have been sufficient to satisfy our current debt obligations. In the event the River Rock Casino project is not successful in obtaining lease financing we may need to assist the project with additional financing. Likewise, if the River Rock Casino project is delayed for an extended period of time, closed due to pending litigation, governmental inquiries or other reasons out of our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to assist the River Rock Casino in, or obtain for ourselves, additional financing if required, the failure of which could have a material effect on our operations.

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

NOTE 3. ISLE OF CAPRI-BLACK HAWK

         We are a 43% owner of IC-BH. IC-BH operates the Casino and a hotel on the Black Hawk property. Isle manages the Casino under an agreement for a fee based upon a percentage of the Casino's revenues and operating profit. IC-BH will continue until December 31, 2096 or until the time that dissolution may occur.

         Financing for the casino construction was provided by the IC-BH debt offering of $75 million in 13% notes. In December 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that are due in five years and a $10 million line of credit. The average interest on this new credit facility is estimated to be 6 to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that effectively convert $40 million of its floating rate debt to a fixed-rate basis for the next three years. As of October 27, 2002, $72 million was outstanding under the new credit facility.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for its equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through October 27, 2002 (IC-BH's quarter end) totaled $2,351,897 which has been included in our statement of operations for the quarter ended September 30, 2002. During the quarter ended September 30, 2002, we received cash distributions of $1,997,000 from IC-BH and our basis in the project through October 27, 2002 is $6,596,361.

         The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal quarter ended October 27, 2002:

                        Isle of Capri Black Hawk, L.L.C.
                            Condensed Balance Sheets
                                 (In thousands)

                                        October 27,    October 28,
                                            2002           2001
                                        ------------   ------------
Current assets                          $      9,698   $     21,228
Property and equipment (net)                 102,665        102,711
Other assets                                   1,977          2,798
                                        ------------   ------------
Total assets                            $    114,340   $    126,737
                                        ============   ============

Current liabilities                     $     24,818   $     16,812
Other liabilities                              1,702             --
Long-term debt                                61,357         75,925
Members' equity                               26,463         34,000
                                        ------------   ------------
Total liabilities and members' equity   $    114,340   $    126,737
                                        ============   ============

                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statements
                                 (In thousands)

                                     Six Months Ended
                               ----------------------------
                               October 27,     October 28,
                                   2002            2001
                               ------------    ------------
Gross Revenue:
Casino                         $     54,105    $     55,835
Rooms                                 3,074           2,891
Food, beverage, and other             7,012           7,686
                               ------------    ------------
    Total revenue                    64,101          66,412

Operating expenses:
Casino                         $      4,262    $      3,480
Gaming taxes                         10,608          11,008
Rooms                                 1,530           1,272
Food, beverage, and other             4,512           5,242
Other operating expense              26,484          28,901
                               ------------    ------------
    Total operating expenses         47,396          49,903

Earnings from Operations             16,705          16,509
                               ------------    ------------

Interest expense, net                (2,865)         (5,983)
Depreciation                         (2,421)         (2,010)
                               ------------    ------------

Net income                     $     11,419    $      8,516
                               ============    ============

Differences in our carrying value of its investment in IC-BH and its equity interest in IC-BH are primarily due to the fact that we originally contributed appreciated property which was initially recorded by IC-BH at its fair market value while we continued to carry the property at its original cost basis.

NOTE 4. REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

         Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado. We have evaluated the feasibility of developing a mixed-use development that is predominately resort oriented in character and are pursuing a sale or joint venture partner to develop the property.

         Through our wholly-owned subsidiary, Blue Diamond Resorts, Inc., we owned 860 acres of real property on Wellesley Island in New York State. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway at the border of Canada. The area is approximately 90 miles north of Syracuse, New York. During the quarter ended September 30, 2002, we completed the sale of 860 acres of real property on Wellesley Island for $4.1 million recognizing a gain of $561,649.

         Interest is capitalized in connection with the development of the properties owned by Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc. During the quarter ended September 30, 2002, Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc., capitalized as development cost $66,122 and $47,010 of interest, respectively. During the quarter ended September 30, 2001, Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc., capitalized as development cost $62,731 and $62,511 of interest, respectively.

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

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. RCI's undistributed losses allocable to us through June 30, 2002 (RCI's quarter end) totaled $779,476 which has not been included in our statement of operations for the quarter ended September 30, 2002. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $757,076 is not reflected in our financial statements.

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

         Under the terms of our lease with Romarco, Romarco made an advance royalty payment of $2,000 per month each month for the first 12 months of the lease agreement. Beginning August 1, 1999, the advance royalty payment increased to $3,000 per month; on August 1, 2001, it increased to $3,500 per month, and on August 1, 2002, it increased to $4,500 per month. Beginning August 1, 2003, the $5,000 monthly payment is to be adjusted, up or down, by the change in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments are to be credited to any production royalty payable under the lease.

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

NOTE 7. FEDERAL INCOME TAXES

         Temporary differences reflected in the deferred income tax accounts primarily relate to timing differences in the recognition of the allocated equity in earnings from IC-BH for tax and financial reporting purposes and tax benefits generated by available net operating loss carryforwards ("NOL's"). We have available NOL's amounting to $982,381 as of September 30, 2002.

         For the three months ended September 30 2002, we recorded deferred tax expense in the amount of $354,039. Our recorded deferred tax expense includes tax benefits of $421,735 related to increased NOL's of $1,240,346 arising from amending tax returns of IC-BH for the fiscal year ended April 25, 1999, but excludes tax benefits of $41,666 related to an interest rate swap transaction, which was recorded net of tax as an accumulated other comprehensive loss.

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

                                                        SIX MONTHS ENDED SEPTEMBER 30, 2002
                        -----------------------------------------------------------------------------------------
                                            Real        Restaurant
                           Gaming          Estate       Franchise        Mining          Other          Totals
                        ------------    ------------   ------------   ------------    ------------   ------------
Revenue                 $    202,584    $    593,416   $         --   $     23,000    $     25,551   $    844,551
Segment profit (loss)     (1,217,076)        214,516             --        (30,599)        697,180       (335,979)
Segment assets            26,717,609       3,272,908             --        480,812              --     30,471,329
Interest expense                  --              --             --            239         779,413        779,652
Interest income              507,214              --             --             --         487,589        994,803
Equity in earning of
  equity investment        4,910,278              --             --             --              --      4,910,278


                                                        SIX MONTHS ENDED SEPTEMBER 30, 2001
                        ------------------------------------------------------------------------------------------
                                            Real         Restaurant
                           Gaming          Estate        Franchise        Mining          Other          Totals
                        ------------    ------------    ------------   ------------    ------------   ------------
Revenue                 $         --    $     15,975    $         --   $     20,000    $     47,726   $     83,701
Segment profit (loss)       (575,327)       (297,215)             --        (55,855)         44,107       (884,290)
Segment assets            12,112,975       5,515,493              --        480,812              --     18,109,280
Interest expense                  --              --              --            689         411,939        412,628
Interest income                5,806              --              --             --         228,800        234,606
Equity in earning of
  equity investment        3,661,764              --              --             --              --      3,661,764

Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                                    SEPTEMBER 30,
                                                             ---------------------------
                                                                 2002           2001
                                                             ------------   ------------
Assets

Total assets for reportable segments                         $ 30,471,329   $ 18,109,280
Cash not allocated to segments                                  3,033,810        284,860
Notes receivable not allocated to segments                      6,763,400      5,627,421
Furniture, fixtures, & equipment not allocated to segments         51,443         62,044
Other assets not allocated to segments                          1,144,634        933,827
                                                             ------------   ------------

Total assets                                                 $ 41,464,616   $ 25,017,432
                                                             ============   ============


Reconciliation of reportable segment revenues to our consolidated totals are as follows:

                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          2002         2001
                                                       ----------   ----------
Revenue

Total revenue for reportable segments                  $  844,551   $   83,701
Interest income not allocated to reportable segments      994,803      234,606
                                                       ----------   ----------

Total revenue                                          $1,839,354   $  318,307
                                                       ==========   ==========


Reconciliation of reportable segment profit or loss to our consolidated totals are as follows:

                                                        SEPTEMBER 30,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
Profit or loss

Total loss for reportable segments               $   (335,979)   $   (884,290)
Equity in income of equity investments              4,910,278       3,661,764
Minority interest                                     (88,314)         (2,801)
                                                 ------------    ------------

Net income before federal income tax provision   $  4,485,984    $  2,774,673
                                                 ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

         The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended March 31, 2002. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement are based.

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

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Notes 1 and 2 in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-KSB. Our preparation of this Form 10-QSB and our Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

         Our ownership interest in IC-BH and RCI are accounted for using the equity method of accounting since the investments give us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

General

         We are engaged in gaming and resort development. We reported net income of $1,927,646 for the quarter ended September 30, 2002 compared to net income of $993,881 for the quarter ended September 30, 2001.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the three months ended September 30, 2002, IC-BH's income allocable to us through October 27, 2002, IC-BH's quarter end, totaled $2,351,897. During the three months ended September 30, 2002, we received a cash distribution of $1,997,000 from IC-BH and our basis in the project through October 27, 2002 is $6,596,361. This included an other comprehensive loss of $80,881 net of taxes of $41,666 related to an interest rate swap transaction.

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. Our portion of RCI's undistributed losses through June 30, 2002 totaled $779,476. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $757,076 is not reflected in our financial statements.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, and Nevada County, California. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

Results of Operations

         Comparison of three months ended September 30, 2002 and 2001

         REVENUES. Revenues increased 621%, or $1,161,974, to $1,348,955 for the three months ended September 30, 2002, compared to $186,981 for the three months ended September 30, 2001. The increase in revenues is primarily attributable to interest income on loans to the River Rock Casino through the LLC and affiliated companies, gain on land sales, and estimated gaming equipment lease income from the Dancing Eagle Casino and the Rio Puerco temporary casino.

         GAIN ON LAND SALE. Gain on land sale increased 3,754%, or $547,074, to $561,649 for the three months ended September 30, 2002, compared to $14,575 for the three months ended September 30, 2001. This is attributable to the sale of our real property in Wellesley Island, New York in September 2002.

         GAMING LEASE INCOME. Gaming lease income of $145,516 was estimated and recorded for the three months ended September 30, 2001. For the three months ended September 30, 2001, there was no gaming lease income recorded. This is attributable to estimated gaming lease income from the Dancing Eagle Casino and the Rio Puerco temporary casino.

         INTEREST INCOME. Interest income increased 340%, or $479,649, to $620,885 for the three months ended September 30, 2002, compared to $141,236 for the three months ended September 30, 2001. This is attributable to an increase in the notes receivable from Dry Creek Rancheria.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 18%, or $360,828, to $2,351,897 for the three months ended September 30, 2002, compared to $1,991,069 for the three months ended September 30, 2001. This is primarily attributable to a decrease in interest expense in IC-BH.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 87%, or $118,413, to $254,249 for the three months ended September 30, 2002, compared to $135,836 for the three months ended

September 30, 2001. This is primarily attributable to estimated general and administrative expenses of Route 66 Casinos and an increase in amortization of loan issue cost and general office expense.

         INTEREST EXPENSE. Interest expense increased 116%, or $277,936, to $518,012 for the three months ended September 30, 2002, compared to $240,076 for the three months ended September 30, 2001. This is primarily attributable to additional borrowings from our credit facility.

         SALARIES. Salaries increased 34%, or $56,043, to $219,985 for the three months ended September 30, 2002, compared to $163,942 for the three months ended September 30, 2001. This is due primarily to expansion in staffing, salary increases for existing staff and increase in payroll processing cost.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 59%, or $57,906, to $156,135 for the three months ended September 30, 2002, compared to $98,229 for the three months ended September 30, 2001. This is due primarily to an increase in legal and consulting services for general corporate matters.

         WRITE-OFF OF CAPITALIZED DEVELOPMENT COST. Write-off of capitalized development cost of $178,437 was recorded for the three months ended September 30, 2002. For the three months ended September 30, 2001, there was no write-off of capitalized development cost. The write-off is to expense development cost previously capitalized.

         OTHER EXPENSE. Other expense increased 45%, or $14,234, to $45,520 for the three months ended September 30, 2002, compared to $31,286 for the three months ended September 30, 2001. This is primarily attributable to an increase in insurance expense and printing expense related to annual reports to shareholders.

         TOTAL EXPENSES. Total expenses increased 105%, or $702,969 to $1,372,338 for the three months ended September 30, 2002, compared to $669,369 in the three months ended September 30 2001. This is due primarily to an increase in general and administrative expense, interest expense, other expense, salary expense and write-off of capitalized development cost.

         NET INCOME. Net income increased 94% or $933,765 to $1,927,646 for the three months ended September 30, 2002, as compared to net income of $993,881 for the three months ended September 30, 2001. This is primarily the result of increases in revenues, equity in earnings of IC-BH and decreased federal income tax as a result of tax benefits of $421,735 related to additional NOL's of $1,240,346 from IC-BH for fiscal year ended April 25, 1999 which had not been previously recognized.

         Comparison of six months ended September 30, 2002 and 2001

         REVENUES. Revenues increased 478%, or $1,521,047, to $1,839,354 for the six months ended September 30, 2002, compared to $318,307 for the six months ended September 30, 2001. The increase in revenues is primarily attributable to interest income on loans to the River Rock Casino through the LLC and affiliated companies, gain on land sales, and estimated gaming equipment lease income from the Dancing Eagle Casino and the Rio Puerco temporary casino.

         GAIN ON LAND SALE. Gain on land sale increased 3,947%, or $575,341, to $589,916 for the six months ended September 30, 2002, compared to $14,575 for the six months ended September 30, 2001. This is attributable to the sale of our real property in Wellesley Island, New York in September 2002.

         GAMING LEASE INCOME. Gaming lease income of $202,584 was estimated and recorded for the six months ended September 30, 2001. For the six months ended September 30, 2001, there was no gaming lease income recorded. This is attributable to estimated gaming lease income from the Dancing Eagle Casino and the Rio Puerco temporary casino.

         INTEREST INCOME. Interest income increased 324%, or $760,197, to $994,803 for the six months ended September 30, 2002, compared to $234,606 for the six months ended September 30, 2001. This is attributable to an increase in the notes receivable from Dry Creek Rancheria.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 34%, or $1,248,514, to $4,910,278 for the six months ended September 30, 2002, compared to $3,661,764 for the six months ended September 30, 2001. This is primarily attributable to a decrease in interest expense in IC-BH.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 75%, or $191,123, to $446,542 for the six months ended September 30, 2002, compared to $255,419 for the six months ended September 30, 2001. This is primarily attributable to estimated general and administrative expenses of Route 66 Casinos and an increase in amortization of loan issue cost and general office expenses.

         INTEREST EXPENSE. Interest expense increased 89%, or $367,024, to $779,652 for the six months ended September 30, 2002, compared to $412,628 for the six months ended September 30, 2001. This is primarily attributable to additional borrowings from our credit facility.

         SALARIES. Salaries increased 45%, or $136,220, to $439,444 for the six months ended September 30, 2002, compared to $303,224 for the six months ended September 30, 2001. This is due primarily to expansion in staffing, salary increases for existing staff and increase in payroll processing cost.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 5%, or $10,506, to $202,872 for the six months ended September 30, 2002, compared to $192,366 for the six months ended September 30, 2001. This is primarily due to an increase in legal and consulting services in general corporate matters.

         WRITE-OFF OF CAPITALIZED DEVELOPMENT COST. Write-off of capitalized development cost of $238,437 was recorded for the six months ended September 30, 2002. For the six months ended September 30, 2001, there was no write-off of capitalized development cost. The write-off is to expense development cost previously capitalized.

         OTHER EXPENSE. Other expense increased 76%, or $29,427, to $68,387 for the six months ended September 30, 2002, compared to $38,960 for the six months ended September 30, 2001. This is attributable to an increase in insurance expense and printing expense related to annual reports to shareholders.

         TOTAL EXPENSES. Total expenses increased 81%, or $972,737 to $2,175,334 for the six months ended September 30, 2002, compared to $1,202,597 for the six months ended September 30 2001. This is due primarily to an increase in general and administrative expense, interest expense, other expense, salary expense and write-off of capitalized development cost.

         NET INCOME. Net income increased 84%, or $1,507,108 to $3,307,996 for the six months ended September 30, 2002, as compared to net income of $1,800,888 for the six months ended September 30, 2001. This increase is primarily the result of increases in revenues, equity in earnings of IC-BH and decreased federal income tax as a result of tax benefits of $421,735 related to additional NOL's of $1,240,346 from IC-BH for fiscal year ended April 25, 1999 which had not been previously recognized.


Liquidity and Capital Resources

         On September 30, 2002, we had cash of $3,033,810 compared to $1,021,913 in cash at March 31, 2002. The $2,011,897 increase in cash is the net result of $1,843,913 net cash provided by operating activities, $10,526,830 net cash used in investing activities, and $10,694,814 net cash provided by financing activities.

         OPERATING ACTIVITIES. Net cash provided by operating activities during the six months ended September 30, 2002, amounted to $1,843,913, an increase of $2,806,815, over the $962,902 of net cash used in operating activities during the six months ended September 30, 2001. The increase is primarily due to $3,183,000 of cash distributions from IC-BH.

         INVESTING ACTIVITIES. Net cash used in investing activities during the six months ended September 30, 2002, amounted to $10,526,830, an increase of $6,489,522, over the $4,037,308 of net cash used in investing activities in the six months ended September 30, 2001. The increase is primarily due to the net result of cash advances of

$14,012,074 to River Rock Casino project for the development loan, loan repayment of $730,332 from affiliated companies, $3,611,200 of net proceeds from the sales of real property in Wellesley Island, New York and development investment of $813,978 primarily in Gold Mountain Development, the LLC, and Route 66 Casinos.

         FINANCING ACTIVITIES. Net cash provided by financing activities during the six months ended September 30, 2002, amounted to $10,694,814 an increase of $5,718,402, over $4,976,412 of net cash provided by financing activities in the six months ended September 30, 2001. We received $329,120 from cash sales of our common stock and $11,168,497 from debt financing. During the six months ended September 30, 2002, we used $402,820 to repurchase 69,400 shares of our common stock at an average price of $5.80 per share in open market. We expended $10,320 for payments on outstanding debt and paid $394,913 for deferred loan issues costs.

         We have a $13 million long-term credit facility (the "$13 Million Credit Facility"). The outstanding $13 Million Credit Facility bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The $13 Million Credit Facility is secured by our interest in the IC-BH Casino. Up to 54% of the $13 Million Credit Facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of our then total issued and outstanding stock. As of September 30, 2002, we have drawn the total $13 million available under the $13 Million Credit Facility.

         On December 11, 2001, we entered into a $15 million five-year credit facility. This credit facility is being used to satisfy our $15 million commitment to the River Rock Casino project. This credit facility is secured by our interest in the IC-BH Casino and the note receivable from River Rock Casino project. The $15 million long-term credit facility bears interest at 12% with interest only for the first year and will then be amortized over four years. As of September 30, 2002, we have drawn a total of $11,173,742.

         As of September 30, 2002, we had cash available of $3,033,810, access to $3,826,258 from the 15$ million credit facility, and we expect to receive cash distributions from IC-BH of approximately $2 million for the next six months ended March 31, 2003 based on current estimates. We had short-term liabilities of $2,211,056 at September 30, 2002 and projected operating expenses of $2 million for the next six months ended March 31, 2003. The capital costs to complete Phase I of the River Rock Casino project are estimated at $53 million. As of September 30, 2002, we have loaned the project through the LLC $15 million and have committed another $6 million of which we have advanced $3.2 million. One of the gaming equipment manufacturer's has loaned the River Rock Casino project $3.5 million that we have guaranteed. This loan is payable over two years with Nevada Gold & Casinos, Inc.'s guarantee expiring after 12 months subject to certain coverage ratios. The remaining $28.5 million of capital costs are expected to be financed through operating leases which we will also guarantee. These leases are estimated to be 48 month leases with our guarantee expiring after 24 months subject to certain coverage ratios. To date, cash distributions from the IC-BH Casino and borrowings under existing credit facilities have been sufficient to satisfy our current debt obligations. In the event the River Rock Casino project is not successful in obtaining lease financing we may need to assist the project with additional financing. Likewise, if the River Rock Casino project is delayed for an extended period of time, closed due to pending litigation, governmental inquiries or other reasons out of our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to assist the River Rock Casino in, or obtain for ourselves, additional financing if required, the failure of which could have a material effect on our operations.

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

ITEM 3. CONTROLS AND PROCEDURES

         With the participation of management, our chief executive officer and chief financial officer evaluated our disclosure controls and procedures on November 11, 2002. Based on this evaluation, they concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002. Subsequent to November 11, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

         Pursuant to the Instructions to Part II of the Form 10-QSB, Items 3, 4, and 5 are omitted.

ITEM 1. LEGAL PROCEEDINGS

         In May 2002, we were named as a defendant in Cause No. 2002-22278, Corporate Strategies, Inc., vs. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc., has alleged it is owed warrants to purchase 429,444 shares of common stock at an average exercise price of $2.36 per share pursuant to a consulting agreement entered into in December 1997. The plaintiff is seeking damages based on the difference between the current market price of our common stock and the exercise price of the warrants. While we have recently commenced discovery, we intend to vigorously defend the suit and may seek affirmative relief through counterclaims.

         On September 27, 2002, we commenced an arbitration proceeding against American Heritage, Inc. (d/b/a The Gillmann Group), a member with us in Route 66 Casinos, LLC. The arbitration was instituted when it became apparent The Gillmann Group failed to honor its contractual obligations with respect to the project. Route 66 Casinos, LLC was formed to provide, among other services, gaming equipment to the Pueblo of Laguna for the development of a casino to be located 11 miles west of Albuquerque, New Mexico. In a related matter, The Gillmann Group and its principal filed a lawsuit based on the same contract concerning Route 66 Casinos, LLC in Nevada entitled Case No. A457315, American Heritage, Inc., and Fred Gillmann v. Nevada Gold & Casinos, Inc. and Route 66 Casinos, LLC in the District Court, Clark County, Nevada. The plaintiffs are attempting to revoke the Route 66 Casinos operating agreement and have also alleged tort causes of action. While we believe that the entirety of the dispute will be resolved in the arbitration proceeding based on an arbitration agreement between the parties, there can be no assurance that the process may not be adjudicated in court. Additionally, in Cause No. 2002-51378; Nevada Gold & Casinos, Inc. vs. American Heritage, Inc. d/b/a The Gillmann Group and Frederick
C. Gillmann; in the 234th Judicial District Court of Harris County, Texas, we have sued the defendants based on their default on a $250,000 promissory note owed to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the three months ended September 30, 2002, in exchange for a cashless exercise of outstanding warrants to purchase 366,667 shares of our common stock, we issued 258,561 shares of our common stock. We also issued 10,000 shares of common stock for an aggregate purchase price of $25,000 upon the exercise of outstanding warrants. The transactions were completed pursuant to Section 4(2) of the Securities Act of 1933. The transactions did not involve any public offering. Each recipient either received adequate information about the Company or had access to such information, and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. All sales were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

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

         Exhibit 10.5 Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed February 14, 2002)

         Exhibit 99.1(*) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2(*) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (*) filed herewith

         (b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.
--------------------------


By: /s/ Christopher Domijan
    -----------------------
Christopher Domijan, Chief Financial Officer

Date: November 14, 2002

                                  CERTIFICATION


I, H. Thomas Winn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nevada Gold & Casinos, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


/s/ H. Thomas Winn
------------------
H. Thomas Winn
Chief Executive Officer

                                  CERTIFICATION


I, Christopher C. Domijan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nevada Gold & Casinos, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


/s/ Christopher C. Domijan
--------------------------
Christopher C. Domijan,
Chief Financial Officer

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

         Exhibit 99.1(*)   Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

         Exhibit 99.2(*)   Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

         (*) filed herewith