Form 10QSB
period 2002-12-31
NEVADA GOLD & CASINOS INC
filed 2003-02-14
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal period ended December 31, 2002

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

         The number of common shares outstanding was 11,125,706 as of January 31, 2003.

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

                  BALANCE SHEETS AS OF DECEMBER 31, 2002 AND
                    MARCH 31, 2002..............................................................................3

                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    DECEMBER 31, 2002 AND 2001..................................................................4

                  STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                    DECEMBER 31, 2002 AND 2001..................................................................5

                  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                    DECEMBER 31, 2002 AND 2001..................................................................6

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS.......................................................7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................15

ITEM 3.           CONTROLS AND PROCEDURES......................................................................20

                                            PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS ...........................................................................21
ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................21
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.............................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,        March 31,
                                                                                      2002              2002
                                                                                  ------------      ------------
                                                                                  (Unaudited)         (Audited)
                                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $  1,874,632      $  1,021,913
Other assets                                                                           819,256           491,625
                                                                                  ------------      ------------
TOTAL CURRENT ASSETS                                                                 2,693,888         1,513,538
                                                                                  ------------      ------------

Other Assets:
  Isle of Capri-Black Hawk, L.L.C.                                                   7,547,286         5,446,267
  Dry Creek Casino, L.L.C.                                                             613,373           425,656
  Route 66 Casinos, L.L.C.                                                           1,290,199                --
  Restaurant Connections International, Inc. (RCI)                                          --                --
  Gold Mountain Development, L.L.C.                                                  2,986,119         2,790,931
  Blue Diamond Resorts, Inc.                                                                --         2,811,434
  Goldfield Resources, Inc.                                                            480,812           480,812
  Sunrise Land and Minerals Corporation                                                371,750           371,750
Note receivable from affiliates                                                      6,451,443         7,483,732
Note receivable from Dry Creek Rancheria                                            22,552,750         2,871,096
Note receivable - other                                                                     --            10,000
Deferred loan issue costs                                                              599,015           328,150
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $219,555 and $195,660 at December 31 and March 31, 2002, respectively                  51,110            57,115
                                                                                  ------------      ------------
TOTAL ASSETS                                                                      $ 45,637,745      $ 24,590,481
                                                                                  ============      ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                          $    868,300      $    262,052
Accrued interest payable                                                               246,107           124,452
Short term notes payable                                                               612,000                --
Deferred tax liability                                                               1,760,866           198,379
Current portion of long term debt                                                       20,252            27,630
                                                                                  ------------      ------------
TOTAL CURRENT LIABILITIES                                                            3,507,525           612,513
                                                                                  ------------      ------------
LONG TERM LIABILITIES
Deferred income                                                                        723,606                --
Mortgages payable, net of current portion                                                   --             4,995
Notes payable, net of current portion                                               26,240,831        13,609,738
                                                                                  ------------      ------------
TOTAL LONG TERM LIABILITIES                                                         26,964,437        13,614,733
                                                                                  ------------      ------------
TOTAL LIABILITIES                                                                   30,471,962        14,227,246

MINORITY INTEREST                                                                    1,027,499           301,878


STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 11,094,872 and
10,664,184 shares issued and outstanding at December 31 and March 31, 2002,
respectively                                                                         1,331,385         1,279,702
Additional paid in capital                                                           9,751,170         9,780,303
Retained earnings (accumulated deficit)                                              3,624,265          (896,542)
Accumulated other comprehensive loss                                                  (568,536)         (102,106)
                                                                                  ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                          14,138,284        10,061,357
                                                                                  ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 45,637,745      $ 24,590,481
                                                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
REVENUES
Royalty income                                                   $     13,500      $      9,500
Lease income                                                               --             2,100
Gaming lease income                                                   145,516                --
Interest income                                                       875,418           207,348
Other income                                                           10,155            16,793
                                                                 ------------      ------------

TOTAL REVENUES                                                      1,044,589           235,741
                                                                 ------------      ------------

EXPENSES
General and administrative                                            290,885           225,860
Interest expense                                                      653,116           264,670
Salaries                                                              251,083           266,502
Legal and professional fees                                           327,028            63,399
Other                                                                  26,281            19,606
                                                                 ------------      ------------

TOTAL EXPENSES                                                      1,548,393           840,037
                                                                 ------------      ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                      2,385,455          (948,531)
MINORITY INTEREST                                                     (44,058)           (9,663)
                                                                 ------------      ------------

Net income (loss) before federal income tax provision               1,837,593        (1,562,490)

Federal income tax (provision) benefit                               (624,782)          837,406
                                                                 ------------      ------------

NET INCOME (LOSS)                                                $  1,212,811      $   (725,084)
                                                                 ============      ============

PER SHARE INFORMATION
Net income (loss)                                                $  1,212,811      $   (725,084)
                                                                 ------------      ------------

Net income (loss) available to common
   shareholders                                                  $  1,212,811      $   (725,084)
                                                                 ============      ============

Net income (loss) per common share - basic                       $       0.11      $      (0.07)
                                                                 ============      ============

Net income (loss) per common share - diluted                     $       0.10      $      (0.07)
                                                                 ============      ============

Basic weighted average number of
   common shares outstanding                                       11,078,731        10,456,003
                                                                 ============      ============

Fully diluted weighted average number of
   common shares outstanding                                       12,949,649        11,818,672
                                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Nine Months Ended
                                                                December 31,
                                                       ------------------------------
                                                           2002              2001
                                                       ------------      ------------
REVENUES
Royalty income                                         $     36,500      $     29,500
Lease income                                                  3,500             3,500
Gain on land sales                                          589,916            14,575
Gaming lease income                                         348,099                --
Interest income                                           1,870,222           441,954
Other income                                                 35,706            64,519
                                                       ------------      ------------

TOTAL REVENUES                                            2,883,943           554,048
                                                       ------------      ------------

EXPENSES
General and administrative                                  737,427           481,279
Interest expense                                          1,432,768           677,298
Salaries                                                    690,527           569,726
Legal and professional fees                                 529,900           255,766
Write-off of capitalized development cost                   238,437                --
Other                                                        94,668            58,566
                                                       ------------      ------------

TOTAL EXPENSES                                            3,723,727         2,042,635
                                                       ------------      ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK            7,295,733         2,713,233
MINORITY INTEREST                                          (132,372)          (12,464)
                                                       ------------      ------------

Net income before federal income tax provision            6,323,577         1,212,182

Federal income tax provision                             (1,802,770)         (136,379)
                                                       ------------      ------------

NET INCOME                                             $  4,520,807      $  1,075,803
                                                       ============      ============

PER SHARE INFORMATION
Net income                                             $  4,520,807      $  1,075,803
                                                       ------------      ------------

Net income available to common
   shareholders                                        $  4,520,807      $  1,075,803
                                                       ============      ============

Net income per common share - basic                    $       0.41      $       0.10
                                                       ============      ============

Net income per common share - diluted                  $       0.36      $       0.10
                                                       ============      ============

Basic weighted average number of
   common shares outstanding                             10,919,171        10,471,039
                                                       ============      ============

Fully diluted weighted average number of
   common shares outstanding                             12,905,574        11,861,698
                                                       ============      ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  4,520,807      $  1,075,803
Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation                                                         23,894            19,008
  Amortization of loan issue costs                                    124,048            76,989
  Amortization of deferred income                                     (65,636)               --
  Gain on sales of land                                              (589,916)               --
  Write-off of project development cost                               238,437                --
  Equity in earnings of Isle of Capri-Black Hawk                   (7,295,733)       (2,713,234)
  Cash distribution from Isle of Capri-Black Hawk                   4,488,000         7,523,710
  Deferred tax expense                                              1,802,770           136,379
  Minority Interest                                                   132,372            12,464
Changes in operating assets and liabilities:
  Other assets-current                                             (1,831,263)         (173,370)
  Accounts payable and accrued liabilities                            727,903          (110,834)
                                                                 ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           2,275,683         5,846,915
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sales of land                                 3,611,200                --
Purchases of real estate and assets held for development           (1,030,133)       (1,168,650)
Purchase of furniture, fixtures, and equipment                        (17,889)               --
Note receivable from Dry Creek Rancheria                          (17,500,409)       (1,391,000)
Note receivable - other                                                19,121          (613,979)
Note receivable from affiliates                                     1,032,289        (4,860,127)
                                                                 ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                             (13,885,821)       (8,033,756)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                 12,888,086         5,100,000
Deferred loan issue costs                                            (394,913)         (200,000)
Reacquisition and retirement of common stock                         (402,820)          (82,841)
Dry Creek Casino, L.L.C. capital contribution                           5,250           265,828
Common stock issued for cash, net of offering costs                   384,120            17,510
Payments on debt                                                      (16,866)         (519,551)
                                                                 ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          12,462,857         4,580,946
                                                                 ------------      ------------

Net increase (decrease) in cash                                       852,719         2,394,105
Beginning cash balance                                              1,021,913           308,658
                                                                 ------------      ------------
Ending cash balance                                              $  1,874,632      $  2,702,763
                                                                 ============      ============

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                           $  1,523,586      $  1,094,090
                                                                 ------------      ------------


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

         On December 26, 2002, IC-BH entered into a definitive agreement to acquire the Colorado Casino operations of International Game Technology, Inc. for $84 million. This agreement is subject to the satisfaction of several conditions including financing and the approval of the Colorado Gaming Commission. In addition, upon the consummation of the acquisition, IC-BH plans to invest approximately $75 million in Black Hawk to significantly increase covered parking for both properties, add additional casino space, hotel rooms, a restaurant and connect the properties by means of a skywalk that can service both facilities. It is anticipated that the acquisition and expansion will be completed with an expansion of IC-BH's current credit facility.

         DRY CREEK - In August 2001, we formed Dry Creek Casino, L.L.C. (the "LLC"). The LLC, of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians, with the development and financing of its River Rock Casino located approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California ("River Rock Casino"). We have a $15 million five-year loan to River Rock Casino project through the LLC. In addition, we have made development advances totaling $7.6 million to the River Rock Casino project as of December 31, 2002. We anticipate making additional loans of $8 million and additional development advances of approximately $2.5 million to the project. We have also agreed to provide guaranties on equipment financing and operating leases of approximately $16 million. The LLC will receive 20% of earnings before depreciation and amortization from the project for five years.

         ROUTE 66 - In June 2002, Route 66 Casinos, L.L.C. ("Route 66"), of which we are a 51% owner, was formed to assist the Laguna Development Corporation (the "LDC"), a federally chartered corporation which is wholly-owned by the Pueblo of Laguna tribe with the design and development of a casino located in New Mexico ("Route 66 Casino"). In exchange for its services, Route 66 has the exclusive right to lease gaming equipment to the LDC for a period of five years for the Route 66 Casino. The gaming equipment agreements include a five-year contract for 1,250 gaming devices to be placed in the Route 66 Casino, a one-year contract for 100 gaming devices in the existing temporary casino, and a contract that runs through February 2004 for 45 gaming devices in the existing Dancing Eagle Casino.

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

         MINING PROPERTIES AND CLAIMS - Historically, we have capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At December 31, 2002, management believes the net realizable value of the mineral reserves is in excess of our cost in the claims.

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

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries as of December 31, 2002. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

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

         CONCENTRATION OF RISK - We are dependent to a large extent upon IC-BH for our earnings and cash flows from operations. Accordingly, we will be subject to greater risks than a geographically diversified gaming operation, including, but not limited to, risks related to local economic and competitive conditions, complications caused by weather or road closure, road construction on primary access routes, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters.

         Any decline in the number of visitors to the Black Hawk Market, a downturn in the overall economy of the area served by the Black Hawk Market, a decrease in gaming activities in the Black Hawk Market or an increase in competition could have a material adverse effect on us.

         SUBSTANTIAL LEVERAGE - In December 2001, IC-BH refinanced the $75 million Casino debt with a new $90 million credit facility that included two $40 million term loans that are due in five years and a $10 million line of credit. The average interest on this new credit facility is estimated to be 6% to 7%. It is anticipated IC-BH will expand its credit facility to pay for the $84 million pending acquisition of the Colorado Casino operations of International Game Technology, Inc. and planned $75 million expansion. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from IC-BH Casino operations has been more than sufficient to pay its debt obligations.

         As of December 31, 2002, we are highly leveraged with $26.2 million in long-term corporate debt. It is anticipated that our debt will increase by $10.5 million due to additional commitments to the River Rock Casino project. We have guaranteed approximately $5.5 million of equipment financing and leases and expect to guarantee an additional $10.5 million. We also have guaranteed debt of $1.4 million of affiliated companies of which $245,000 might mature during the current fiscal year. To date, cash distributions from the IC-BH Casino and borrowings under existing credit facilities have been sufficient to satisfy our current debt obligations. If the River Rock Casino project is delayed for an extended period of time, closed due to pending litigation, governmental inquiries or other reasons beyond our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to assist the River Rock Casino in, or obtain for ourselves, additional financing if required, the failure of which could have a material effect on our operations.

         RECENT ACCOUNTING PRONOUNCEMENTS - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure: An Amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal periods beginning after December 15, 2002. We continue to account for our stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

NOTE 3. ISLE OF CAPRI-BLACK HAWK

         We are a 43% owner of IC-BH. IC-BH operates the Casino and a hotel on the Black Hawk property. Isle manages the Casino under an agreement for a fee based upon a percentage of the Casino's revenues and operating profit. IC-BH will continue until December 31, 2096 or until the time that dissolution may occur.

         Financing for the casino construction was provided by the IC-BH debt offering of $75 million in 13% notes. In December 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that are due in five years and a $10 million line of credit. The average interest rate on this new credit facility is estimated to be between 6 to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that effectively convert $40 million of its floating rate debt to a fixed-rate basis for the next three years. As of January 26, 2003, $69 million was outstanding under the new credit facility.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through January 26, 2003 (IC-BH's quarter end) totaled $2,385,455 which has been included in our statement of operations for the quarter ended December 31, 2002. During the quarter ended December 31, 2002, we received cash distributions of $1,305,000 from IC-BH and our basis in the project through January 26, 2003 is $7,547,286.

         The following is a summary of condensed financial information pertaining to the IC-BH as of its fiscal quarter ended January 26, 2003:

                        Isle of Capri Black Hawk, L.L.C.
                            Condensed Balance Sheets
                                 (In thousands)

                                                          January 26,      January 27,
                                                              2003             2002
                                                          ------------     ------------
         Current assets                                   $      9,514     $      9,707
         Property and equipment (net)                          102,870          103,538
         Other assets                                            1,679            2,364
                                                          ------------     ------------
         Total assets                                     $    114,063     $    115,609
                                                          ============     ============

         Current liabilities                              $     24,944     $     23,926
         Other Liabilities                                       2,003               --
         Long-term debt                                         58,363           72,386
         Members' equity                                        28,753           19,297
                                                          ------------     ------------
         Total liabilities and members' equity            $    114,063     $    115,609
                                                          ============     ============

                        Isle of Capri Black Hawk, L.L.C.
                           Condensed Income Statements
                                 (In thousands)

                                                                  Nine Months Ended
                                                            ------------------------------
                                                            January 26,       January 27,
                                                                2003              2002
                                                            ------------      ------------
Revenue:
Casino                                                      $     81,005      $     82,865
Rooms                                                              4,378             4,353
Food, Beverage, and other                                         10,130            11,343
                                                            ------------      ------------
    Total revenue                                                 95,513            98,561

Operating expenses:
Casino                                                      $      5,300      $      5,306
Gaming taxes                                                      15,839            16,334
Rooms                                                              2,298             1,912
Food, beverage, and other                                          6,719             7,747
Other operating expenses                                          40,091            42,824
                                                            ------------      ------------
    Total operating expenses                                      70,247            74,123

Earning from operations                                     $     25,266      $     24,438
                                                            ------------      ------------

Interest expense, net                                             (4,350)           (8,254)
Depreciation                                                      (3,949)           (3,106)
                                                            ------------      ------------

Net income before a one time refinancing charge             $     16,967      $     13,078

One time refinancing charge                                           --            (6,769)
                                                            ------------      ------------

Net income                                                  $     16,967      $      6,309
                                                            ============      ============

Differences in our carrying value of our investment in IC-BH and our equity interest in IC-BH are primarily due to the fact that we originally contributed appreciated property which was initially recorded by IC-BH at its fair market value while we continued to carry the property at its original cost basis.

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

         Through our wholly-owned subsidiary, Blue Diamond Resorts, Inc., we owned 860 acres of real property on Wellesley Island in New York State. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway at the border of Canada. The area is approximately 90 miles north of Syracuse, New York. In September 2002, we completed the sale of 860 acres of real property on Wellesley Island for $4.1 million recognizing a gain of $561,649.

         Interest is capitalized in connection with the development of the properties owned by Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc. During the quarter ended December 31 2002, Gold Mountain Development, L.L.C. capitalized as development cost $66,573 of interest. During the quarter ended December 31,

2001, Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc., capitalized as development cost $66,016 and $64,502 of interest, respectively.

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

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. RCI's undistributed losses allocable to us through September 30, 2002 (RCI's quarter end) totaled $797,134 which has not been included in our statement of operations for the quarter ended September 30, 2002. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $774,734 is not reflected in our financial statements.

NOTE 6. MINING PROPERTIES AND CLAIMS

         Goldfield Resources, Inc. ("Goldfield") was organized as our wholly-owned subsidiary. It owns the land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 acres. Goldfield is not directly involved in mining operations. In August 1998, Goldfield secured a mining lease for its properties with Romarco Nevada, Inc. ("Romarco"), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

         Under the terms of our lease with Romarco, Romarco has been making an advance royalty payment of $4,500 per month. Beginning August 1, 2003, the monthly payment is to be adjusted, up or down, by the change in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments are to be credited to any production royalty payable under the lease.

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

NOTE 7. FEDERAL INCOME TAXES

         Temporary differences reflected in the deferred income tax accounts primarily relate to timing differences in the recognition of the allocated equity in earnings from IC-BH for tax and financial reporting purposes and tax benefits generated by available net operating loss carryforwards ("NOL's"). We have available NOL's amounting to $2,644,858 as of December 31, 2002.

         For the three months ended December 31 2002, we recorded deferred tax expense in the amount of $624,782. Our recorded deferred tax expense excludes tax benefits of $44,041 related to an interest rate swap transaction, which was recorded net of tax as an accumulated other comprehensive loss.

NOTE 8. SEGMENT REPORTING

         We operate in two major business segments (i) gaming and (ii) real estate. The gaming segment involves the operation of a casino entertainment complex in Black Hawk, Colorado, Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C. The commercial and residential real estate segment involves the development of a master-planned residential and commercial property project adjacent to Black Hawk, Colorado.

         Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.

                                                    NINE MONTHS ENDED DECEMBER 31, 2002
                                      ----------------------------------------------------------------
                                                            Real
                                         Gaming            Estate           Other            Totals
                                      ------------      ------------     ------------     ------------
Revenue                               $    348,099      $    593,416     $     72,206     $  1,013,721
Segment profit (loss)                   (2,326,026)           65,645        1,420,597         (839,784)
Segment assets                          32,003,608         3,357,869          480,812       35,842,289
Interest expense                                --                --        1,432,768        1,432,768
Interest income                          1,145,068                --          725,154        1,870,222
Equity in earnings of
  equity investment                      7,295,733                --               --        7,295,733

                                                    NINE MONTHS ENDED DECEMBER 31, 2001
                                      ----------------------------------------------------------------
                                                            Real
                                         Gaming            Estate           Other            Totals
                                      ------------      ------------     ------------     ------------
Revenue                               $         --      $     18,075     $     94,019     $    112,094
Segment profit (loss)                     (947,130)         (539,127)          (2,330)      (1,488,587)
Segment assets                           3,782,339         5,773,350          480,812       10,036,501
Interest expense                                --                --          677,298          677,298
Interest income                             26,462                --          415,492          441,954
Equity in earnings of
  equity investment                      2,713,233                --               --        2,713,233

Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                           2002             2001
                                                                       ------------     ------------

Assets
Total assets for reportable segments                                   $ 35,842,289     $ 11,427,501
Cash not allocated to segments                                            1,874,632        2,702,763
Notes receivable not allocated to segments                                6,451,443        7,569,709
Furniture, fixtures, & equipment not allocated to segments                   51,110           58,022
Other assets not allocated to segments                                    1,418,271        1,378,132
                                                                       ------------     ------------

Total assets                                                           $ 45,637,745     $ 23,136,127
                                                                       ============     ============

Reconciliation of reportable segment revenues to our consolidated totals are as follows:

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                           2002             2001
                                                                       ------------     ------------

Revenue

Total revenue for reportable segments                                  $  1,013,721     $    112,094
Interest income not allocated to reportable segments                      1,870,222          441,954
                                                                       ------------     ------------

Total revenue                                                          $  2,883,943     $    554,048
                                                                       ============     ============

Reconciliation of reportable segment profit or loss to our consolidated totals are as follows:

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                           2002             2001
                                                                       ------------     ------------

Profit or loss

Total loss for reportable segments                                     $   (839,784)    $ (1,488,587)
Equity in income of equity investments                                    7,295,733        2,713,233
Minority interest                                                          (132,372)         (12,464)
                                                                       ------------     ------------

Net income before federal income tax provision                         $  6,323,577     $  1,212,182
                                                                       ============     ============

NOTE 9. SUBSEQUENT EVENTS

         On January 7, 2003 we increased our five-year $15 million credit facility to $23 million under the same terms and conditions. This credit facility was increased to complete the construction of the River Rock Casino project.

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

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Notes 1 and 2 in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-KSB. Our preparation of this Form 10-QSB and our Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and there can be no assurance that actual results will not differ from those estimates.

         Our ownership interests in IC-BH and RCI are accounted for using the equity method of accounting since the investments give us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

General

         We are engaged in gaming and resort development. We reported net income of $1,212,811 for the quarter ended December 31, 2002 compared to net loss of $725,084 for the quarter ended December 31, 2001.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the three months ended December 31, 2002, IC-BH's income allocable to us through January 27, 2003, IC-BH's quarter end, totaled $2,385,455. During the three months ended December 31, 2002, we received a cash distribution of $1,305,000 from IC-BH and our basis in the project through January 29, 2003 is $7,547,286. This included an other comprehensive loss of $85,490 net of taxes of $44,041 related to an interest rate swap transaction.

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. Our portion of RCI's undistributed losses through September 30, 2002 totaled $797,134. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $774,734 is not reflected in our financial statements.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, and Nevada County, California. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

Results of Operations

         Comparison of three months ended December 31, 2002 and 2001

         REVENUES. Revenues increased 343%, or $808,848, to $1,044,589 for the three months ended December 31, 2002, compared to $235,741 for the three months ended December 31, 2001. The increase in revenues is primarily attributable to interest income on loans and estimated gaming equipment lease income.

         GAMING LEASE INCOME. Gaming lease income of $145,516 was estimated and recorded for the three months ended December 31, 2002. For the three months ended December 31, 2001, there was no gaming lease income recorded. The gaming lease income was estimated due to unavailability of the actual gaming lease income at the time of filing of our quarterly report.

         INTEREST INCOME. Interest income increased 322%, or $668,070, to $875,418 for the three months ended December 31, 2002, compared to $207,348 for the three months ended December 31, 2001. This is attributable to an increase in the notes receivable.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased $3,333,986 to $2,385,455 for the three months ended December 31, 2002, compared to a loss of $948,531 for the three months ended December 31, 2001. This is primarily attributable to a decrease in interest expense in IC-BH and the absence of a one-time charge of $2,910,570 due to refinancing of IC-BH's $75 million loan in December 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 29%, or $65,025, to $290,885 for the three months ended December 31, 2002, compared to $225,860 for the three months ended December 31, 2001. This is primarily attributable to estimated general and administrative expenses of Route 66 and an increase in amortization of loan issue cost and a decrease in general office expense, travel expenses and a decrease in property tax expenses.

         INTEREST EXPENSE. Interest expense increased 147%, or $388,446, to $653,116 for the three months ended December 31, 2002, compared to $264,670 for the three months ended December 31, 2001. This is primarily attributable to additional borrowings from our credit facility.

         SALARIES. Salaries decreased 6%, or $15,419, to $251,083 for the three months ended December 31, 2002, compared to $266,502 for the three months ended December 31, 2001.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 416%, or $263,629, to $327,028 for the three months ended December 31, 2002, compared to $63,399 for the three months ended December 31, 2001. This is due primarily to an increase in corporate activities.

         OTHER EXPENSE. Other expense increased 34%, or $6,675, to $26,281 for the three months ended December 31, 2002, compared to $19,606 for the three months ended December 31, 2001. This is primarily attributable to an increase in insurance expense and expenses related to our annual shareholders' meeting.

         TOTAL EXPENSES. Total expenses increased 84%, or $708,356 to $1,548,393 for the three months ended December 31, 2002, compared to $840,037 for the three months ended December 31 2001. This is due primarily to an increase in general and administrative expense, interest expense, other expense, and legal and professional fees.

         NET INCOME. Net income increased $1,937,895 to $1,212,811 for the three months ended December 31, 2002, as compared to net loss of $725,084 for the three months ended December 31, 2001. This is primarily the result of increases in revenues, equity in earnings of IC-BH and the absence of a one-time charge of $1,920,976, net of tax of $989,594 due to refinancing of IC-BH's $75 million loan in December 2001.

         Comparison of nine months ended December 31, 2002 and 2001

         REVENUES. Revenues increased 421%, or $2,329,895, to $2,883,943 for the nine months ended December 31, 2002, compared to $554,048 for the nine months ended December 31, 2001. The increase in revenues is primarily attributable to interest income, gain on land sales, and estimated gaming equipment lease income.

         GAIN ON LAND SALES. Gain on land sales increased 3,947%, or $575,341, to $589,916 for the nine months ended December 31, 2002, compared to $14,575 for the nine months ended December 31, 2001. This is attributable to the sale of our real property in Wellesley Island, New York in September 2002.

         GAMING LEASE INCOME. Gaming lease income of $348,099 was estimated and recorded for the nine months ended December 31, 2002. For the nine months ended December 31, 2001, there was no gaming lease income recorded. The gaming lease income was estimated due to unavailability of the actual gaming lease income at the time of filing of our quarterly report.

         INTEREST INCOME. Interest income increased 323%, or $1,428,268, to $1,870,222 for the nine months ended December 31, 2002, compared to $441,954 for the nine months ended December 31, 2001. This is attributable to an increase in the notes receivable.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 169%, or $4,582,500, to $7,295,733 for the nine months ended December 31, 2002, compared to $2,713,233 for the nine months ended December 31, 2001. This is primarily attributable to a decrease in interest expense in IC-BH and the absence of a one-time charge of $2,910,570 due to refinancing of IC-BH's $75 million loan in December 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 53%, or $256,148, to $737,427 for the nine months ended December 31, 2002, compared to $481,279 for the nine months ended December 31, 2001. This is primarily attributable to estimated general and administrative expenses of Route 66 and an increase in amortization of loan issue cost, general office expenses, travel expenses and a decrease in property tax expenses.

         INTEREST EXPENSE. Interest expense increased 112%, or $755,470, to $1,432,768 for the nine months ended December 31, 2002, compared to $677,298 for the nine months ended December 31, 2001. This is primarily attributable to additional borrowings from our credit facility.

         SALARIES. Salaries increased 21%, or $120,801, to $690,527 for the nine months ended December 31, 2002, compared to $569,726 for the nine months ended December 31, 2001. This is due primarily to expansion in staffing, and salary increases for existing staff.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 107%, or $274,134, to $529,900 for the nine months ended December 31, 2002, compared to $255,766 for the nine months ended December 31, 2001. This is primarily due to an increase in corporate activities.

         WRITE-OFF OF CAPITALIZED DEVELOPMENT COST. Write-off of capitalized development cost of $238,437 was recorded for the nine months ended December 31, 2002. For the nine months ended December 31, 2001, there was no write-off of capitalized development cost. The write-off is to expense development cost previously capitalized.

         OTHER EXPENSE. Other expense increased 62%, or $36,102, to $94,668 for the nine months ended December 31, 2002, compared to $58,566 for the nine months ended December 31, 2001. This is attributable to an increase in insurance expense and expenses related to our annual shareholders' meeting.

         TOTAL EXPENSES. Total expenses increased 82%, or $1,681,092 to $3,723,727 for the nine months ended December 31, 2002, compared to $2,042,635 for the nine months ended December 31 2001. This is due primarily to an increase in general and administrative expense, interest expense, other expense, salary expense, an increase in legal and consulting services, and write-off of capitalized development cost.

         NET INCOME. Net income increased 323%, or $3,445,004 to $4,520,807 for the nine months ended December 31, 2002, as compared to net income of $1,075,803 for the nine months ended December 31, 2001. This increase is primarily the result of increases in revenues, equity in earnings of IC-BH and decreased federal income tax as a result of tax benefits of $421,735 related to additional NOL's of $1,240,396 from IC-BH for fiscal year ended April 25, 1999 which had not been previously recognized and the absence of a one-time charge of $1,920,976 net of tax of $989,594 due to refinancing of IC-BH's $75 million loan in December 2001.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Net cash provided by operating activities during the nine months ended December 31, 2002, amounted to $2,275,683, a decrease of $3,571,232, over the $5,846,915 of net cash provided by operating activities during the nine months ended December 31, 2001. This is primarily due to a decrease in cash distributions from IC-BH.

         INVESTING ACTIVITIES. Net cash used in investing activities during the nine months ended December 31, 2002, amounted to $13,885,821, an increase of $5,852,065, over the $8,033,756 of net cash used in investing activities in the nine months ended December 31, 2001. The increase is primarily due to the net result of cash advances of $17,500,409 to River Rock Casino project for the development loan, loan repayment of $1,032,289 from affiliated companies, $3,611,200 of net proceeds from the sales of real property in Wellesley Island, New York and development investment of $1,030,133 primarily in Gold Mountain Development, the LLC, and Route 66 Casinos.

         FINANCING ACTIVITIES. Net cash provided by financing activities during the nine months ended December 31, 2002, amounted to $12,462,857 an increase of $7,881,911, over $4,580,946 of net cash provided by financing activities in the nine months ended December 31, 2001. We received $384,120 from cash sales of our common stock and $12,888,086 from debt financing. During the nine months ended December 31, 2002, we used $402,820 to repurchase 69,400 shares of our common stock at an average price of $5.80 per share in the open market. We expended $16,866 for principal payments on outstanding debt and paid $394,913 for deferred loan issues costs.

         We have a $13 million long-term credit facility which bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004 (the "$13 Million Credit Facility"). The $13 Million Credit Facility is secured by our interest in the IC-BH Casino. Up to 54% of the $13 Million Credit Facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of our then total issued and outstanding stock. As of December 31, 2002, we have drawn the total $13 million available under the $13 Million Credit Facility.

         On December 11, 2001, we entered into a $15 million five-year credit facility. On January 7, 2003, we increased this credit facility to $23 million under the same terms as the $15 million five-year credit facility. This credit facility is being used to satisfy our $15 million commitment to the River Rock Casino project which will increase to $23 million. This credit facility is secured by our interest in the IC-BH Casino, real property in the vicinity of Black Hawk, Colorado and the note receivable from River Rock Casino project. The $23 million long-term credit facility bears interest at 12% with interest only for the first year and will then be amortized over four years. As of December 31, 2002, we have drawn a total of $12,640,831 on our $23 million credit facility.

         We anticipate making additional loans of $8 million and additional development advances of $2.5 million to complete Phase I of the River Rock Casino project. We expect to fund these additional loans with the remainder of our $23 million credit facility. After such additional fundings, we will have made loans of $23 million and development advances of approximately $10 million to the River Rock project. The development advances earn interest at 12% and will be paid back from the casino operations' cash flow. We expect that the $23 million loan to the project will begin paying principal and interest during the second quarter of fiscal 2004 and will be amortized over a period of four years. In addition to our direct loans and advances we have guaranteed approximately $5.5 million of equipment financing and leases and anticipate guaranteeing approximately another $10.5 million.

         At December 31, 2002 we had a working capital deficit of $813,637 and we had cash available of $1,874,632. It is our belief that the cash distributions from IC-BH, the loan repayments on our outstanding notes receivable, the development financing fee from River Rock Casino, together with our existing cash will be sufficient to meet our anticipated cash needs for working capital for the next twelve months. In addition, we have guaranteed debts of approximately $1.4 million for affiliated entities. If the River Rock Casino project is delayed for an extended period of time, closed due to pending litigation, governmental inquiries, or other reasons beyond our control, we may not receive significant cash flow from this project to satisfy our other obligations. If we must raise additional funds for the River Rock project, if a significant amount of our guaranteed debts on the River Rock project, or otherwise, become payable, or if we require additional funds to meet operating expenses, we may need to raise additional external capital. There is no assurance that we will be able to obtain additional financing if required, the failure of which could have a material effect on our operations.

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure: An Amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal periods beginning after December 15, 2002. We continue to account for our stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

ITEM 3. CONTROLS AND PROCEDURES

         With the participation of management, our chief executive officer and chief financial officer evaluated our disclosure controls and procedures on February 11, 2003. Based on this evaluation, they concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended December 31, 2002. Subsequent to February 11, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended December 31, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

         Pursuant to the Instructions to Part II of the Form 10-QSB, Items 3, 4, and 5 are omitted.

ITEM 1. LEGAL PROCEEDINGS

         In May 2002, we were named as a defendant in Case No. 2002-22278, Corporate Strategies, Inc., vs. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc., has alleged it is owed warrants to purchase 429,444 shares of common stock at an average exercise price of $2.36 per share pursuant to a consulting agreement entered into in December 1997. The plaintiff is seeking damages based on the difference between the current market price of our common stock and the exercise price of the warrants. Discovery has commenced and is ongoing. We are vigorously defending the suit and we have asserted counterclaims against Corporate Strategies, Inc. and Harold Finstad, Arthur Porcari, Stephen Porcari, and Martin
R. Nathan, including breach of contract, fraud, and rescission of the contract and warrants. In February 2003, Martin R. Nathan filed a counterclaim to our counterclaim asserting, among other actions, breach of contract, fraud, and violation of securities laws, and is seeking monetary damages and the issuance of certain securities. We are vigorously defending this counterclaim.

         On September 27, 2002, we commenced an arbitration proceeding against American Heritage, Inc. (d/b/a The Gillmann Group), a member with us in Route 66 Casinos, LLC. The arbitration was instituted when it became apparent The Gillmann Group failed to honor its contractual obligations with respect to the project. Route 66 Casinos, LLC was formed to provide, among other services, gaming equipment to the Pueblo of Laguna for the development of a casino to be located 11 miles west of Albuquerque, New Mexico. In a related matter, The Gillmann Group and its principal filed a lawsuit based on the same contract concerning Route 66 Casinos, LLC in Nevada entitled Case No. A457315, American Heritage, Inc., and Fred Gillmann v. Nevada Gold & Casinos, Inc. and Route 66 Casinos, LLC in the District Court, Clark County, Nevada. The plaintiffs are attempting to revoke the Route 66 Casinos operating agreement and have also alleged tort causes of action. While we believe that the entirety of the dispute will be resolved in the arbitration proceeding based on an arbitration agreement between the parties, however, there can be no assurance that the process may not be adjudicated in court. The Nevada lawsuit is currently before the Nevada Supreme Court in Case no. 40757, on a procedural issue concerning the arbitration.

         In January 2003, we were named as a defendant, along with several other parties, including Dry Creek Casino, LLC (collectively, the "defendants"), in the Superior Court of California by Sonoma Falls Developer, LLC, Sonoma Falls Manager, LLC, and Sonoma Falls Lender, LLC ("Sonoma Falls"). Sonoma Falls has alleged the defendants intentionally interfered with an agreement between Sonoma Falls and the Dry Creek Rancheria Band of Pomo Indians (the "Tribe") and that the defendants engaged in unlawful, unfair, and/or fraudulent business acts. Sonoma Falls is seeking compensatory, consequential, and punitive damages, including loss and disgorgement of profits. As part of our agreement with the Tribe, we are an indemnified party with respect to this litigation. We intend to vigorously defend the suit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended December 31, 2002, we issued 35,000 shares of common stock for an aggregate purchase price of $96,250 upon the exercise of outstanding warrants. The transactions were completed pursuant to
Section 4(2) of the Securities Act of 1933. The transactions did not involve any public offering. Each recipient either received adequate information about the Company or had access to such information, and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. All sales were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

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

         Exhibit 3.2 Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company's From 10-QSB, Filed August 14, 2002)

         Exhibit 4.1 Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)

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

         Exhibit 99.2(*) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (*) filed herewith

         (b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended December 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.


By: /s/ Christopher Domijan
   -----------------------------------------
Christopher Domijan, Chief Financial Officer

Date: February 14, 2003

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



Date: February 14, 2003


      /s/ H. Thomas Winn
-------------------------
H. Thomas Winn
Chief Executive Officer

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



Date: February 14, 2003


  /s/ Christopher C. Domijan
----------------------------
Christopher C. Domijan,
Chief Financial Officer

         EXHIBIT NO.                IDENTIFICATION OF EXHIBIT

         Exhibit 3.1       Amended and Restated Articles of Incorporation of
                           Nevada Gold & Casinos, Inc. (filed previously as
                           Exhibit 3.4 to the company's Form 10-QSB, filed
                           November 15, 1999)

         Exhibit 3.2       Amended and Restated Bylaws of Nevada Gold & Casinos,
                           Inc. (filed previously as Exhibit 3.2 to the company's From 10-QSB, Filed August 14, 2002)

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