Form 10KSB
period 2003-03-31
NEVADA GOLD & CASINOS INC
filed 2003-06-30
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
         (Mark One)

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended March 31, 2003

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

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its fiscal year ending March 31, 2003:
$4,078,495

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's stock on The American Stock Exchange on June 11, 2003, was $66,012,871.

         The number of common shares outstanding was 11,192,272 as of June 11, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant is incorporating by reference into Part III of this Form 10-KSB, certain information contained in the registrant's proxy statement for its 2003 annual meeting of stockholders, to be filed by July 29, 2003.

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS......................................................................1
ITEM 2.   DESCRIPTION OF PROPERTIES....................................................................7
ITEM 3.   LEGAL PROCEEDINGS............................................................................7
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................8

                                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS .....................................................................9
ITEM 6.   MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.....................................................10
ITEM 7.   FINANCIAL STATEMENTS........................................................................14
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................14

                                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS,
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.......................................15
ITEM 10.  EXECUTIVE COMPENSATION......................................................................15
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..............................................................................15
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS........................................15
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................................................16
ITEM 14.  CONTROLS AND PROCEDURES.....................................................................16

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

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Overview

         Nevada Gold & Casinos, Inc. was formed in 1977 and is primarily a developer of gaming properties.

Gaming Developments and Projects

         Isle of Capri Black Hawk, L.L.C.

         We are a 43% owner of a joint venture named Isle of Capri-Black Hawk, L.L.C. ("IC-BH") with Isle of Capri Casinos, Inc. ("Isle"). In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino from IGT for $84 million. Also, to replace its prior credit facility, IC-BH entered into a $210.6 million senior secured credit facility to provide financing for the acquisition of the two new casinos and for possible future expansion. IC-BH now owns and operates three casinos in Colorado (referred to collectively as the "Casinos"). Isle manages the Casinos under an agreement for a fee based upon a percentage of the Casinos' revenues and operating profit. IC-BH's gaming properties are:

         o the Isle of Capri - Black Hawk Casino and hotel located in Black Hawk, Colorado;

         o the Colorado Central Station Casino located in Black Hawk, Colorado; and

         o        the Colorado Grande Casino located in Cripple Creek ,
                  Colorado.

         The Isle of Capri - Black Hawk Casino has a 101,000-square-foot floor plate, and is strategically located at the entrance to Black Hawk. The $103 million casino features 1,144 slot machines, 14 table games, three restaurants, an event center, and a 1,100-space covered parking garage. A $29 million, 237-room hotel is on top of the casino.

         Colorado Central Station Casino is located across the intersection of Main Street and Mill Street from the Isle of Capri - Black Hawk Casino. Colorado Central Station Casino has a total facility area of 46,250 square feet, features 754 gaming machines, 15 table games, a full service restaurant, a buffet, two casino bars, and 700 parking spaces.

         Colorado Grande Casino is located at a primary intersection, near the center of the Cripple Creek market. Colorado Grande Casino's gaming area totals 3,125 square feet and offers 219 gaming machines. Colorado Grande Casino does not offer table play.

         Dry Creek Casino, L.L.C.

         Dry Creek Casino, L.L.C. (the "LLC"), of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians with the development and financing of its River Rock Casino located approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California. The casino features 1,600 slot machines, 16 table games, and a restaurant. To date, we have made a $31 million loan to the LLC, which has loaned such funds to the River Rock Casino project, and we have guaranteed equipment financing and operating leases of approximately $15.7 million. The LLC began earning 20% of River Rock Casino's earnings before depreciation and amortization for five years, starting June 1, 2003.

         Route 66 Casinos, L.L.C.

         Route 66 Casinos, L.L.C. ("Route 66"), of which we are a 51% owner, was formed to assist the Laguna Development Corporation (the "LDC"), a federally chartered corporation which is wholly-owned by the Pueblo of Laguna tribe with the design and development of a casino located in New Mexico ("Route 66 Casino"). In exchange for its service, Route 66 has the exclusive right to lease gaming equipment to the LDC for a period of five years for the Route 66 Casino. The gaming equipment agreements include a five-year contract for 1,250 gaming devices to be placed in the Route 66 Casino, a one-year contract for 100 gaming devices in Rio Puerco temporary casino, and a contract that runs through February 2004 for 45 gaming devices in the existing Dancing Eagle Casino. We are currently in arbitration and litigation with the other member of Route 66 as discussed in Item 3.

Competition

         Isle of Capri - Black Hawk Casino, Colorado Central Station Casino, and Colorado Grande Casino

         The gaming and casino industry is subject to intense competition. As the number of larger gaming establishments in Black Hawk, Colorado has increased over the past four years, average revenues for some of the smaller casinos located in the Black Hawk market have declined significantly. Future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk, the Isle of Capri - Black Hawk Casino and Colorado Central Station Casino may compete for customers with casinos in other gaming jurisdictions, and with each other. We believe the Isle of Capri - Black Hawk Casino has some competitive advantages over the other gaming establishments in the area, primarily as a result of its size and location.

         The Black Hawk gaming market consists of the cities of Black Hawk and Central City, which are located approximately 35 miles west of Denver and approximately 16 miles from Interstate 70, the main east-west artery from Denver. Customers of the Black Hawk gaming market primarily drive-in from within a 100-mile radius of Black Hawk and Central City, which includes the major population centers of Denver, Boulder, Fort Collins, and Golden, Colorado, and Cheyenne, Wyoming. The Black Hawk gaming market is primarily characterized by numerous privately and publicly-owned gaming facilities. However, the main competition are the larger gaming facilities located in Black Hawk, particularly those with a considerable number of on-site parking spaces, with established brand names and existing reputations in the local market. Our primary competitors are Mountain High Casino, Riviera Black Hawk, Mardi Gras, Harvey's Wagon Wheel Casino Hotel, Canyon Casino, Fitzgerald's Black Hawk, and The Lodge Casino, each of which also offer on-site parking. The Isle of Capri - Black Hawk Casino's closest competition is Riviera, which is located at the intersection of Mill and Main Streets across from the casino.

         Casinos in Cripple Creek and the Native American casinos located in the southwestern corner of Colorado constitute the other gaming competition in the state. With respect to our casino operations in Black Hawk, we believe that casinos in Cripple Creek do not provide competition to the Black Hawk gaming market because of its distance from the Black Hawk gaming market. The Colorado Grande Casino operates in Cripple Creek, Colorado, and as such, it competes with the other casinos in Cripple Creek, as well as geographically proximate Native

American casinos. There are larger casinos in the Cripple Creek market than the Colorado Grande Casino, and these casinos may have greater financial and operating resources than the Colorado Grande Casino. As such, the Colorado Grande Casino does not have the same competitive advantages as the Isle of Capri
- Black Hawk Casino.

         River Rock Casino

         We believe the River Rock Casino competes with other Indian casinos located in northern California. The Hopland Sho-Ka-Wah casino is located within 35 miles of the Dry Creek Rancheria, and the Konocti Vista Casino is located within 45 miles of Dry Creek Rancheria. There are other Indian tribes near the Dry Creek Rancheria that may develop gaming projects in the future, which would create additional competition.

         Route 66 Casino

         The Dancing Eagle Casino, the Rio Puerco temporary casino, and Route 66 Casino, will compete with other Indian casinos. There are several casinos within 50 miles of the current facilities, including the Sky City Casino, Casino Sandia, Isleta Casino & Resort, Santa Ana Star Casino, San Felipe Casino Hollywood, and The Downs at Albuquerque.

Governmental Regulations

         The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulations. No gaming may be conducted in Colorado unless licenses are obtained from the Colorado Limited Gaming Control Commission (the "Gaming Commission"). In addition, the State of Colorado created the Division of Gaming (the "CDG") within its Department of Revenue to license, implement, regulate, and supervise the conduct of limited stakes gaming. The Director of the CDG ("CDG Director"), under the supervision of the Gaming Commission, has been granted broad powers to ensure compliance with the laws and regulations. The Gaming Commission, CDG and CDG Director that have responsibility for regulation of gaming are collectively referred to as the "Colorado Gaming Authorities."

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

         The Gaming Commission is empowered to issue five types of gaming and related licenses. The Casinos require a retail gaming license, which must be renewed each year, and the Colorado Division has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities will be limited accordingly. The Casinos' licenses are renewable annually, subject to continued compliance with gaming regulations.

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

         We may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act and the regulations promulgated thereunder. The issuance of any voting securities in violation will be void and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the Colorado Limited Gaming Act and the regulations promulgated thereunder. Any transfer in violation will be void. If the Colorado Limited Gaming Control Commission at any time determines that a holder of our voting securities is unsuitable to hold the securities, then we may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person's investment, or
(b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty
(60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the Commission to be suitable to own them, (a) we are not permitted to pay any dividends or interest with regard to the voting securities, (b) the holder of such voting securities will not be entitled to vote and the voting securities will not for any purposes be included in the voting securities entitled to vote, and (c) we may not pay any remuneration in any form to the holder of the voting securities, except in exchange for the voting securities.

         We cannot assure that we will be able to comply with or conduct business in accordance with applicable regulations. Furthermore, we cannot assure that additional state or federal statutes or regulations will not be enacted at some future date that could have a material adverse effect on our business operations.

Environmental Considerations

         The Isle of Capri - Black Hawk Casino and hotel complex in Black Hawk is located in an area that has been designated by the United States Environmental Protection Agency ("EPA") as a Superfund site on the National Priorities List due to contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Superfund site for remediation and response costs associated with their properties and with the entire site. The casino is located within the drainage basin of the North Clear Creek and, therefore, subject to potentially contaminated ground water from upstream mining-related sources. Soil and ground water samples on the site indicate that several contaminants existed in concentrations exceeding drinking water standards. An affiliate of the company, in cooperation with the EPA and the Colorado Department of Health, performed environmental analysis and tests and removed all mined waste located on the gaming site. No further remedial activity has been required, or is anticipated, with respect to the casino properties.

Other Business Activities

         Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado which is located in an EPA National Priorities list area. We are pursuing a sale or joint venture partner to develop the property.

         Blue Diamond Resorts, Inc. Through our wholly-owned subsidiary, Blue Diamond Resorts, Inc., we owned 860 acres of real property on Wellesley Island in New York State that we sold for $4.1 million in September 2002, recognizing a gain of $590,000.

         Sunrise Land and Mineral. Through our wholly-owned subsidiary, Sunrise Land and Mineral Corporation, ("Sunrise"), we own approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. We are evaluating the highest and best use of Sunrise's land.

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

         Goldfield Resources, Inc. Our wholly-owned subsidiary, Goldfield Resources, Inc. ("Goldfield"), holds mining claims in the State of Nevada, totaling approximately 9,000 acres. Goldfield is not directly involved in mining operations, and has secured a mining lease for its properties with Romarco Nevada, Inc., and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects. Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement with Romarco Nevada, Romarco Nevada is primarily responsible for all regulatory compliance. However, Romarco Nevada's failure to comply with any of the applicable rules or regulations could create potential liability for Goldfield.

Employees

         As of June 2, 2003, we have a staff of 13 full-time employees who are employed in executive, accounting, and administrative functions. We have no part-time employees.

Investment Considerations

         Potential investors should carefully consider the following risk factors prior to making any investment decisions regarding our securities.

         Substantial Leverage

         In April 2003, IC-BH entered into a $210.6 million senior secured credit, which replaced its prior credit facility. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the Isle of Capri - Black Hawk Casino's operations has been more than sufficient to pay its debt obligations.

         We are highly leveraged with $36.6 million in corporate debt and lease guarantees of approximately $15.7 million for the River Rock Casino project. We also have guaranteed debt of $1.3 million of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and loan repayments from the River Rock Casino project have been sufficient to satisfy our current debt obligations. Also, the LLC began earning credit enhancement fees from River Rock Casino project, starting in June 2003. However, if the River Rock Casino project is closed due to pending litigation, governmental inquiries or other reasons beyond our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing if required, the failure of which could have a material effect on our operations.

         Dependence Upon Black Hawk Gaming Site

         As the Colorado Central Station Casino and the Colorado Grande Casino are recent acquisitions of IC-BH, we do not currently have significant gaming operations other than the Isle of Capri - Black Hawk Casino and we are dependent to a large extent upon the casino for our revenues. Accordingly, we will be subject to greater risks than a geographically diversified gaming operation, including, but not limited to, risks related to local economic and competitive conditions, complications caused by weather or road closure, road construction on primary access routes, changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) and natural and other disasters. Any decline in the number of residents or visitors to the Black Hawk market, a downturn in the overall economy of the area served by the Black Hawk market, a decrease in gaming activities in the Black Hawk market or an increase in competition could have a material adverse effect on us.

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

         We Have Limited Recourses Against Tribal Assets

         Development of tribal gaming opportunities, such as the River Rock Casino project or the Route 66 Project, will require us to make or guarantee substantial loans to tribes for the construction, development, equipment, and operations. Our primary recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a contract is limited to revenues, if any, from casino operations.

         Contracts with Indian tribes may be Subject to Governmental or Regulatory Modification.

         The National Indian Gaming Commission ("NIGC") has the power to review contracts with Indian tribes to determine whether they constitute management contracts. While we believe our agreements with the Dry Creek Band of Pomo Indians are not management contracts, if a determination was made that our agreements for future projects constituted management contracts, such agreements would need to be modified to comply with NIGC regulations or they may be deemed void. If we decide to enter into agreements with Indian tribes in the future in which we intend to provide management services, our agreements would need to be approved in advance by the Bureau of Indian Affairs ("BIA"). This process will require us to comply with all BIA regulations.

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

         We are Subject to Litigation Risks

         The River Rock Casino project has been the subject of various litigation proceedings. The United States, which holds title to the Dry Creek Rancheria on behalf of the tribe, has been sued by adjacent landowners that have claimed that the tribe may not be entitled to access a right-of-way to the rancheria over a previously granted easement. The easement currently provides the sole means of access to the rancheria. The tribe has intervened in the matter and intends to vigorously defend the lawsuit. An adverse result in this proceeding could require the River Rock Casino to close, which would place our investment in the project in jeopardy. The tribe has been sued by its former casino developer claiming, among other items, breach of contract. We have been sued by the same developer alleging that we interfered with their agreement with the tribe. We intend to vigorously defend this suit. This action is more fully described in
Item 3, as are other litigation risks. Adverse results in these proceedings could adversely affect the Company.

ITEM 2.           DESCRIPTION OF PROPERTIES

         We lease approximately 3,500 square feet of office space in Houston, Texas. The total monthly rental for office space is currently $5,103. We believe that our existing facilities are adequate to meet our current needs.

         Our primary asset is our 43% ownership interest in the IC-BH which owns Isle of Capri - Black Hawk Casino, Colorado Central Station Casino in Black Hawk, Colorado, and Colorado Grande Casino in Cripple Creek, Colorado. These properties are pledged against the IC-BH $210.6 million credit facility.

         We own 240 acres of undeveloped land located in and near Black Hawk, Gilpin County, Colorado. This property serves as partial collateral for our $23 million credit facility and a $600,000 debt obligation, which mature in October 2007 and December 2006, respectively. Insurance is carried for this acreage. The realty tax rate on this property is $24 per $1,000 in property value, or approximately $5,400 annually. We own 300 acres of undeveloped land in Nevada County, California and 9,000 acres of mining properties in the Goldfield Mining District of Nye and Esmeralda Counties, Nevada. Neither property is subject to any liens.

ITEM 3.           LEGAL PROCEEDINGS

         In May 2002, we were named as a defendant in Case No. 2002-22278, Corporate Strategies, Inc., vs. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc., has alleged it is owed warrants to purchase 429,444 shares of common stock at an average exercise price of $2.36 per share pursuant to a consulting agreement entered into in December 1997. The plaintiff is seeking damages based on the difference between the current market price of our common stock and the exercise price of the warrants. Discovery has commenced and is ongoing. We are vigorously defending the suit and we have asserted a counterclaims against Corporate Strategies, Inc. and third-party claims against the individual members of Corporate Strategies, Inc., including breach of contract, fraud, and rescission of the contract and warrants. In February 2003, a third party filed a counterclaim to our crossclaim asserting, among other actions, breach of contract, fraud, and violation of securities laws, and is seeking monetary damages and the issuance of certain securities. We are vigorously defending this counterclaim.

         On September 27, 2002, we commenced an arbitration proceeding against American Heritage, Inc. (d/b/a The Gillmann Group), a member with us in Route 66 Casinos, LLC. The arbitration was instituted when it became apparent The Gillmann Group failed to honor its contractual obligations with respect to the project. Route 66 Casinos, LLC was formed to provide, among other services, gaming equipment to the Pueblo of Laguna for the development of a casino to be located 11 miles west of Albuquerque, New Mexico. In a related matter, The Gillmann Group and its principal filed a lawsuit based on the same contract concerning Route 66 Casinos, LLC in Nevada entitled Case No. A457315, American Heritage, Inc., and Fred Gillmann v. Nevada Gold & Casinos, Inc. and Route 66 Casinos, LLC in the District Court, Clark County, Nevada. The plaintiffs are attempting to revoke the Route 66 Casinos operating agreement and have also alleged tort causes of action. While we believe that the entirety of the dispute will be resolved in the arbitration proceeding based on an arbitration agreement between the parties, there can be no assurance that the process may not be adjudicated in court. The Nevada lawsuit is currently before the Nevada Supreme Court in Case no. 40757, on a procedural issue concerning the arbitration. We have filed a lawsuit against American Heritage, Inc. d/b/a The Gillmann Group, and Frederick C. Gillmann. This lawsuit was originally filed in October 2002; however, it has recently been amended to include additional claims related to the Route 66 operating agreement.

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

                                             FISCAL YEARS ENDED
                                   --------------------------------------
                                     MARCH 31, 2003      MARCH 31, 2002
                                   ------------------  ------------------
                                     HIGH      LOW       HIGH       LOW
                                   --------  --------  --------  --------
                First Quarter      $   8.70  $   6.60  $   2.70  $   1.78
                Second Quarter         7.90      5.20      3.05      2.15
                Third Quarter          8.25      6.88      4.80      2.40
                Fourth Quarter         7.85      5.70      7.84      4.31

Holders

         As of June 11, 2003, we had 1,905 shareholders of record.

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

Recent Sales of Unregistered Securities

         Set forth below is certain information concerning all issuances of securities by us during the fourth quarter ended March 31, 2003, that were not registered under the Securities Act and that have not been previously reported. All sales of the securities were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described.

         During the quarter ended March 31, 2003, we issued an aggregate of 7,500 shares of common stock to one party on the exercise of outstanding warrants. We believe the party was a sophisticated investor and that the transaction was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof as transactions not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our financial position or results of our operations.

Critical Accounting Policies

         In December 2001, the SEC requested that companies discuss their most "critical accounting policies" in the Management's Discussion and Analysis section of their reports. The SEC indicated that a "critical accounting policy" is one that is important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and that effect the disclosure of contingent assets and liabilities. There is no assurance that actual results will not differ from those estimates and assumptions.

         Equity Method of Accounting

         Our investments in IC-BH and RCI are accounted for using the equity method of accounting since the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

         Revenue Recognition of Interest Income

         A substantial portion of our revenues for the fiscal year consisted of interest income. We recognize revenues from interest income as such interest accrues on outstanding note receivables. The dates on which interest income is actually collected is dependent upon the terms of the particular debt agreement, and may not correspond to the date such interest income is recorded. During fiscal 2003, our largest debtor was the Dry Creek Casino, L.L.C, which borrowed the funds to loan to the River Rock Casino. The interest income on such loans will be repaid to us as debt repayments are made by the Dry Creek Band of Pomo Indians to the Dry Creek Casino, L.L.C, as the terms of our loan to the Dry Creek Casino, L.L.C mirror its loans to the tribe. As such, the ability of the tribe to repay the Dry Creek Casino, L.L.C will directly effect our ability to receive the interest income when due.

         Income Taxes

         Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." An asset and liability approach is used for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.

General

         We are primarily a developer of gaming properties. We reported net income of $5.8 million for the year ended March 31, 2003 compared to net income of $2.2 million for the year ended March 31, 2002.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the fiscal year ended March 31, 2003, our allocable income from IC-BH through April 27, 2003, IC-BH's fiscal year end, totaled $9.5 million, compared to $7.7 million in fiscal 2002. During fiscal year 2003, we received a cash distribution of $5.6 million from IC-BH and our basis in the project through April 27, 2003 is $8.6 million, including an other comprehensive loss of $467,000, net of taxes of $241,000, related to an interest rate swap transaction.

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. Our portion of RCI's undistributed losses through December 31, 2002 totaled $203,000. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $881,000 is not reflected in our financial statements.

         We own majority interests in Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C., of 69% and 51%, respectively. For financial reporting purposes, the assets, liabilities, and earnings of the partnership entities are included in our consolidated financial statements. The interests of the other members of both entities have been recorded as minority interest totaling $ 1 million at March 31, 2003.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, and Nevada County, California. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

Results of Operations

         Comparison of fiscal years ended March 31, 2003 and 2002

         REVENUES. Revenues increased 359%, or $3.2 million, to $4.1 million for the year ended March 31, 2003. Our revenue primarily consists of the following income streams:

                  INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 291%, or $2.2 million, to $2.9 million for the year ended March 31, 2003. The majority of the increase is attributable to the $25.5 million increase in the loans made in connection with the River Rock Casino project during fiscal 2003. Commencing in May 2003, we began receiving interest payments on our River Rock Casino loans, and expect to receive principal on such loan in fiscal 2004. As such, we expect interest income in the future to decrease in connection with this project. In addition, if the Dry Creek Rancheria Band of Pomo Indians decides to refinance the loans it has received for the River Rock Casino project, we may be repaid all or part of our outstanding loans, which will significantly reduce our interest income in future periods. Starting June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino project, and we expect that our portion of such fees will constitute our primary revenue source.

                  GAMING LEASE INCOME. Our gaming lease income of $493,000 consisted entirely of estimated revenues from gaming equipment from the Route 66 Casino. As discussed in Item 3, we are in litigation and arbitration with our co-member on this project, and as such, we have estimated these amounts.

                  GAIN ON LAND SALES. During fiscal 2003, our wholly owned subsidiary, Blue Diamond Resorts, Inc. sold 860 acres of land on Wellesley Island in New York State for $4.1 million. We recognized a gain of $590,000 on the sale. Our corporate strategy is to monetize non-gaming real estate assets.

                  OTHER INCOME; ROYALTY INCOME. Other income decreased 45% to $49,000 for the year ended March 31, 2003, compared to $89,000 in fiscal 2002. This decrease is due to a decrease in consulting income. We still expect to receive insignificant amount of consulting income in future periods. Royalty income increased 25% to $50,000 for the year ended March 31, 2003. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we would receive $58,000 for fiscal 2004. However, our agreement with Romarco is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 23%, or $1.8 million to $9.5 million for the year ended March 31, 2003 compared to $ 7.7 million in fiscal 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH.

         TOTAL EXPENSES. Total expenses increased 88%, or $2.4 million to $5.2 million for the year ended March 31, 2003, compared to $2.7 million in fiscal 2002. The increase is due primarily to an increase in general and administrative expenses, interest expense, other expense, and salaries, as discussed below:

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 51%, or $340,000, to $1 million for the year ended March 31, 2003, compared to $662,000 in fiscal 2002. The increase is primarily attributable to $322,000 of estimated general and administrative expenses of Route 66 and an increase in amortization of loan issue cost.

                  INTEREST EXPENSE. Interest expense increased 141%, or $1.3 million, to $2.2 million for the year ended March 31, 2003, compared to $912,000 in fiscal 2002 due to additional borrowings from our credit facility during the year ended March 31, 2003. As we intend to repay our $23 million credit facility as loans made in connection with the River Rock Casino project are repaid, we expect interest expense to decrease during the fiscal 2004.

                  SALARIES. Salaries increased 27%, or $197,000, to $920,000 for the year ended March 31, 2003, compared to $723,000 in fiscal 2002. The increase is due primarily to salary increases.

                  LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 109%, or $356,000, to $682,000 for the year ended March 31, 2003, compared to $327,000 in fiscal 2002 due to an increase in legal and consulting services.

                  OTHER EXPENSE. Other expense increased 39%, or $31,000, to $111,000 for the year ended March 31, 2003, compared to $80,000 in fiscal 2002. The increase is attributable to an increase in insurance expense.

         NET INCOME. Net income increased 168% or $3.6 million to $5.8 million for the year ended March 31, 2003 as compared to net income of $2.2 million in fiscal 2002. This increase is primarily the result of increases in revenues, equity in earnings of IC-BH and the absence of an extraordinary loss of $1.9 million, net of tax of $990,000 related to refinancing of IC-BH's $75 million loan in the prior fiscal year.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Net cash provided by operating activities during the year ended March 31, 2003, amounted to $2.2 million, a decrease of $3.5 million, over the $5.7 million of net cash provided by operating activities during fiscal 2002. The decrease is primarily due to a decrease of $1.9 million in cash distributions from IC-BH during fiscal 2003 to $5.6 million. Such decrease is primarily due to IC-BH utilizing excess cash flow to pay down debt.

         INVESTING ACTIVITIES. Net cash used in investing activities during the year ended March 31, 2003, amounted to $21.7 million, an increase of $12 million, over the $9.6 million of net cash used in investing activities in fiscal 2002. The increase is primarily due to a $22.2 million increase in loans made in connection with the River Rock Casino project, which was partially offset by $3.6 million cash provided from Blue Diamond's sale of land.

         FINANCING ACTIVITIES. Net cash provided by financing activities during the year ended March 31, 2003, amounted to $22.4 million, an increase of $17.8 million, over $4.6 million of net cash provided by financing activities in fiscal 2002. The increase was primarily due to increased borrowings under our credit facilities during fiscal 2003. During fiscal 2003, we expended $27,000 for payments on outstanding debt, and we paid $686,000 for deferred loan issue costs. In August 2002, we announced a stock buyback of 100,000 shares, of which, during fiscal 2003, we repurchased 97,000 shares for an aggregate purchase price of $582,000, or at an average price of $6.00 per share. In June 2003, we repurchased another 3,000 shares, and announced an increase of 100,000 shares to our stock buyback program.

         We have a $13 million long-term credit facility that bears interest at 11% per annum, payable monthly, with principal maturing on December 2005. The $13 million credit facility is secured by our interest in the IC-BH Casino. Up to 54% of the $13 million credit facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited in any one year period to an amount not to exceed 4.99% of our then total issued and outstanding stock. As of March 31, 2003, we have drawn the total $13 million available under the $13 million credit facility.

         We have a $23 million credit facility that bears interest at 12% with interest only payable through October 2003, and which will then be amortized over four years. We have utilized the proceeds from this credit facility to fund loans to the Dry Creek Casino, L.L.C., which were then loaned to the River Rock Casino project. This $23 million credit facility is also secured by our interest in IC-BH, real property in the vicinity of Black Hawk, Colorado and the note receivable from the River Rock Casino project. As of March 31, 2003, we have drawn the total of $23 million available under this credit facility.

         As of March 31, 2003, we had cash available of $4 million, and a working capital deficit of $948,000. Our current liabilities for fiscal 2004 include $1.9 million of the current portion of long-term debt, which relates to repayments on our $23 million credit facility during fiscal 2004. We have primarily utilized these funds to make loans to the Dry Creek Casino, L.L.C. The repayments due on the $23 million credit facility essentially mirror the terms of our loan to the Dry Creek Casino, L.L.C. As we receive repayments on our loans to the Dry Creek Casino, L.L.C., we intend to utilize these funds to pay the current portion of the long-term debt due during fiscal 2004. As such, assuming Dry Creek Casino, L.L.C makes all required payments to us, we will not be required to raise any funds to repay the preponderance of the current portion of our long-term debt due during fiscal 2004.

         During fiscal 2004, we expect to receive: (a) cash distributions from IC-BH of approximately $4 million based on our current estimates, (b) repayments of advances made to the Dry Creek Casino, L.L.C. for the River Rock Casino project, and (c) loan repayments from affiliate companies. In addition, the Dry Creek Casino, L.L.C. began earning its credit enhancement fee from the River Rock Casino project, which is equal to 20% of earnings before depreciation and amortization from the River Rock Casino project, starting June 2003. As we have drawn down the maximum amounts available under our current credit facilities, we will be depending primarily on the monies received from IC-BH and from the credit enhancement fee to be paid to the Dry Creek Casino, L.L.C. to fund our operations for fiscal 2004.

         We are highly leveraged with $36.6 million in corporate debt and lease guarantees of approximately $15.7 million for the River Rock Casino project. We also have guaranteed debt of $1.3 million of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and loan repayments from the River Rock Casinos project have been sufficient to satisfy our current obligations. Also, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from the River Rock Casino for five years, starting June 1, 2003. However, if the River Rock Casino project is closed due to pending litigation, governmental inquiries or other reasons beyond our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. In addition, if the River Rock Casino is unable to make debt payments to the Dry Creek Casino, L.L.C. for any reason, the Dry Creek Casino

L.L.C. will be unable to make its required debt repayment to us, which will affect our ability to repay our debt obligations. There is no assurance that we will be able to obtain additional financing if required to fund working capital needs or debt repayment obligations, the failure of which could have a material effect on our operations.

Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

         In November 2002, FASB issued interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statements periods after December 15, 2002. The adoption of the disclosure provisions did not have a material impact on the Company's financial statements.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure: An Amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal periods beginning after December 15, 2002. We continue to account for our stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We anticipate that if this statement is adopted it would have a material impact on our consolidated financial and results of operations.

ITEM 7.           FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this term with respect to the directors and compliance with Section 16 (a) of the Exchange Act is incorporated by reference from the information provided under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information provided under the heading "Executive Compensation" of our Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                      Equity Compensation Plan Information

         The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 31, 2003, Including 1999 Stock Option Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders (such grants, the Non-Plan Grants").

                                                                                          Number of Securities
                                    Number of Securities                                   Remaining Available for
                                     To be Issued Upon            Weighted Average          Future Issuance Under
                                  Exercise of Outstanding         Exercise Price of          Equity Compensation
                                   Options, Warrants and        Outstanding Options,     Plans (Excluding Securities
                                          Rights                Warrants and Rights       Reflected in Column A)
Plan Category                              (A)                          (B)                          (C)
------------------------------    -----------------------       --------------------     ---------------------------
Equity Compensation Plans
Approved by Security
Holders                                         1,597,951            $          2.30                    611,549
Equity Compensation Plans
Not Approved by Security
Holders                                         2,223,944(1)         $          2.96                        -0-
                                          ---------------            ---------------            ---------------
    Total                                       3,821,895            $          2.68                    611,549

(1) The non-approved equity compensation plans are as follows: (a) during the year ended March 31, 2002, we issued warrants to purchase an aggregate of 2,000,000 shares at an exercise price of the lesser of $3.00 per share or 85% of the market price of our common stock on exercise, and a warrant to purchase 25,000 shares at an exercise price of $3.50 per share, each expiring in December 2004, in connection with services provided in the arrangement of financing, (b) in September 2000 we issued warrants to purchase 62,000 shares at an exercise price of $3.25 per share for consulting services expiring in March 2006, and (c) in December 1997 we issued warrants to purchase 100,000 and 36,944 shares at exercise prices of $2.00 and $2.37 per share, respectively, for consulting services.

         Other information required by this item is incorporated herein by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference from the information provided in the Company's Proxy Statement.

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


ITEM 14.       CONTROLS AND PROCEDURES

         With the participation of management, our chief executive officer and chief financial officer evaluated our disclosure controls and procedures on June 26, 2003. Based on this evaluation, they concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year period ended March 31, 2003. Subsequent to June 26, 2003, through the date of this filing of Form 10-KSB for the year period ended March 31, 2003, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Nevada Gold & Casinos, Inc.



                                        By: /s/ H. Thomas Winn
                                            -----------------------------------
                                        H. Thomas Winn, Chairman of the Board,
                                        President, and Chief Executive Officer

                                        Date:    June 30, 2003

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                Title                             Date
---------------------------     -----------------------------------         -------------
/s/ H. Thomas Winn              Chairman of the Board, President,           June 30, 2003
---------------------------     and Chief Executive Officer
H. Thomas Winn


/s/ Christopher C. Domijan      Chief Financial Officer, Secretary,         June 30, 2003
---------------------------     and Treasurer
Christopher C. Domijan


/s/ Donald A. Brennan           Vice President - Development                June 30, 2003
---------------------------
Donald A. Brennan


/s/ Paul J. Burkett             Vice President and Director                 June 30, 2003
---------------------------
Paul J. Burkett


/s/ William G. Jayroe           Director                                    June 30, 2003
---------------------------
William G. Jayroe


/s/ Joseph Juliano              Director                                    June 30, 2003
---------------------------
Joseph Juliano

CERTIFICATIONS

I, H. Thomas Winn, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nevada Gold & Casinos, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003


/s/ H. THOMAS WINN
-----------------------
H. Thomas Winn,
Chief Executive Officer

I, Christopher C. Domijan, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nevada Gold & Casinos, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ CHRISTOPHER C. DOMIJAN
---------------------------
Christopher C. Domijan,
Chief Financial Officer

                                  EXHIBIT INDEX


         Exhibit No.                          Description
         -----------       ----------------------------------------------------
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

         Exhibit 21        List of Subsidiaries

         Exhibit 23.1      Consent of Pannell Kerr Forster of Texas, P.C.

         Exhibit 99.1      Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

         Exhibit 99.2      Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

                           Nevada Gold & Casinos, Inc.
                   Index to Consolidated Financial Statements

                                                                                    PAGE
     Report of Independent Public Accountants........................................F-2
     Consolidated Balance Sheets as of March 31, 2003 and 2002.......................F-3
     Consolidated Statements of Operations for the years ended
         March 31, 2003 and 2002.................................................... F-4
     Consolidated Statements of Stockholders' Equity for the years ended
         March 31, 2003 and 2002.....................................................F-5
     Consolidated Statements of Cash Flows for the years ended
         March 31, 2003 and 2002.....................................................F-6
      Notes to Consolidated Financial Statements................................. F-7-26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries (a Nevada corporation) as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of March 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





June 26, 2003
Pannell Kerr Forster of Texas, P.C.
Houston, Texas

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31,
                                                                                   -------------------------------
                                                                                       2003               2002
                                                                                   ------------       ------------
                                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                          $  3,968,146       $  1,021,913
Other assets                                                                            597,549            491,625
                                                                                   ------------       ------------
     TOTAL CURRENT ASSETS                                                             4,565,695          1,513,538
                                                                                   ------------       ------------

Investment in:
  Isle of Capri Black Hawk                                                            8,633,782          5,446,267
  Dry Creek Casino, L.L.C                                                               659,897            425,656
  Route 66 Casinos, L.L.C                                                             1,290,199
  Restaurant Connections International, Inc.                                                 --                 --
  Gold Mountain Development, LLC                                                      3,065,281          2,790,931
  Blue Diamond Resorts, Inc.                                                                 --          2,811,434
  Sunrise Land and Mineral Corporation                                                  371,750            371,750
  Goldfield Resources, Inc.                                                             480,812            480,812
Notes receivable from Dry Creek Rancheria                                            28,334,437          2,871,096
Notes receivable from affiliates                                                      6,150,552          7,483,732
Notes receivable - other                                                              3,339,060             10,000
Deferred loan issue cost                                                                838,026            328,150
Furniture, fixtures and equipment, net of accumulated depreciation
  of $130,653 in 2003 and $195,660 in 2002                                               43,399             57,115
                                                                                   ------------       ------------
           TOTAL ASSETS                                                            $ 57,772,890       $ 24,590,481
                                                                                   ============       ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                           $    882,388       $    262,052
Accrued interest payable                                                                314,829            124,452
Deferred tax liability                                                                2,384,425            198,379
Current portion of long-term debt                                                     1,932,072             27,630
                                                                                   ------------       ------------
     TOTAL CURRENT LIABILITIES                                                        5,513,714            612,513
                                                                                   ------------       ------------

LONG-TERM DEBT
Deferred income                                                                       1,014,729                 --
Mortgages payable, net of current portion                                                    --              4,995
Notes payable, net of current portion                                                34,683,665         13,609,738
                                                                                   ------------       ------------
     TOTAL LONG-TERM DEBT                                                            35,698,394         13,614,733
                                                                                   ------------       ------------
     TOTAL LIABILITIES                                                               41,212,108         14,227,246
                                                                                   ------------       ------------
MINORITY INTEREST                                                                     1,032,302            301,878

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 11,149,772
and 10,664,184 shares outstanding at March 31, 2003, and 2002, respectively           1,337,973          1,279,702
Additional paid in capital                                                            9,847,840          9,780,303
Retained earnings (accumulated deficit)                                               4,912,245           (896,542)
Accumulated other comprehensive loss                                                   (569,578)          (102,106)
                                                                                   ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY                                                      15,528,480         10,061,357
                                                                                   ------------       ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 57,772,890       $ 24,590,481
                                                                                   ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended March 31,
                                                                -------------------------------
                                                                    2003               2002
                                                                ------------       ------------
REVENUES
Royalty income                                                  $     50,000       $     40,000
Lease income                                                           3,500              5,600
Gaming lease income                                                  493,615                 --
Gain on land sales                                                   589,916             14,575
Interest income                                                    2,892,638            739,772
Other income                                                          48,826             89,486
                                                                ------------       ------------

TOTAL REVENUES                                                     4,078,495            889,433
                                                                ------------       ------------
EXPENSES
General and administrative                                         1,002,790            662,710
Interest expense                                                   2,201,685            912,231
Salaries                                                             920,175            722,753
Legal and professional fees                                          682,391            326,706
Write-off of project development costs                               238,437             42,455
Other                                                                110,997             80,084
                                                                ------------       ------------

TOTAL EXPENSES                                                     5,156,475          2,746,939
                                                                ------------       ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK                     9,450,807          7,676,420
EQUITY IN EARNINGS OF RCI                                                 --                 --
MINORITY INTEREST                                                   (137,175)           (36,051)
                                                                ------------       ------------

Net income before federal income tax provision                     8,235,652          5,782,863
    and extraordinary item

Federal income tax provision                                       2,426,865          1,690,411
                                                                ------------       ------------

Net income before extraordinary item                               5,808,787          4,092,452

Extraordinary loss on extinguishment of debt,
   net of applicable income tax benefit of $989,594
   in 2002                                                                --         (1,920,976)
                                                                ------------       ------------

Net income                                                      $  5,808,787       $  2,171,476
                                                                ============       ============

PER SHARE INFORMATION
Net income                                                      $  5,808,787       $  2,171,476

Net income available to
   common shareholders                                          $  5,808,787       $  2,171,476
                                                                ============       ============

Net income per common share - basic
   Income before extraordinary item                             $       0.53       $       0.39
   Extraordinary loss, net                                                                (0.18)
                                                                ------------       ------------
   Net income                                                   $       0.53       $       0.21
                                                                ============       ============

Net income per common share - diluted
   Income before extraordinary item                             $       0.46       $       0.35
   Extraordinary loss, net                                                                (0.16)
                                                                ------------       ------------
   Net income                                                   $       0.46       $       0.19
                                                                ============       ============

Basic weighted average number of common shares outstanding        10,969,287         10,481,129
                                                                ============       ============

Diluted weighted average number of common shares outstanding      12,953,797         12,022,225
                                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Retained    Accumulated
                                          Common Stock        Additional     Earnings        Other                      Total
                                 --------------------------      Paid      (Accumulated  Comprehensive   Treasury    Stockholders'
                                    Shares        Amount      In Capital     Deficit)        Loss          Stock        Equity
                                 ------------  ------------  ------------  ------------  -------------  ------------ -------------
Balance at 4/1/2001                10,493,323  $  1,259,198  $  9,555,911  $ (3,068,018)  $         --  $         -- $  7,747,091

Stock issued for cash                 123,500        14,820       237,916            --             --            --      252,736
Stock issued for note conversion       25,000         3,000        72,000            --             --            --       75,000
Purchase of treasury stock
(38,711 shares)                            --            --            --            --             --       (82,840)     (82,840)
Retirement of treasury stock          (38,771)       (4,652)      (78,188)           --             --        82,840           --
Stock issued for cashless
   option exercise                     61,132         7,336        (7,336)           --             --            --           --

Comprehensive income:
  Net income                               --            --            --     2,171,476             --            --    2,171,476
  Other comprehensive loss,
   net of tax, on interest
   rate swap                               --            --            --            --       (102,106)           --     (102,106)
                                                                                                                     -------------
  Comprehensive income                     --            --            --            --             --            --    2,069,370
                                 ------------  ------------  ------------  ------------   ------------  ------------ ------------
Balance at 3/31/2002               10,664,184     1,279,702     9,780,303      (896,542)      (102,106)           --   10,061,357

Stock issued for cash                 264,500        31,740       614,437            --             --            --      646,177
Purchase of treasury stock
   (97,000 shares)                         --            --            --            --             --      (582,369)    (582,369)
Retirement of treasury stock          (97,000)      (11,640)     (570,729)           --             --       582,369           --
Stock issued for cashless
   option exercise                    318,088        38,171       (38,171)           --             --            --           --
Consultant option expenses                 --            --        62,000            --             --            --       62,000

Comprehensive income:
  Net income                               --            --            --     5,808,787             --            --    5,808,787
  Other comprehensive loss,
     net of tax, on interest
     rate swap                             --            --            --            --       (467,472)           --     (467,472)
                                                                                                                     ------------
  Comprehensive income                     --            --            --            --             --            --    5,341,315
                                 ------------  ------------  ------------  ------------   ------------  ------------ ------------

Balance at 3/31/2003               11,149,772  $  1,337,973  $  9,847,840  $  4,912,245   $   (569,578) $         -- $ 15,528,480
                                 ============  ============  ============  ============   ============  ============ ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        YEARS ENDED MARCH 31,
                                                                  -----------------------------------
                                                                     2003                   2002
                                                                  ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                        $  5,808,787           $  2,171,476
Adjustment to reconcile net income to net cash
    provided by (used in) operating activities
    Bad debt expenses                                                   12,647                   --
    Consultant option expenses                                          62,000                   --
    Depreciation                                                        31,605                 30,502
    Amortization of deferred loan issue cost                           176,456                107,282
    Amortization of deferred income                                   (118,529)                  --
    Gain on land sales                                                (589,916)                  --
    Write-off of project development costs                             238,437                 42,455
    Equity in earnings of Isle of Capri Black Hawk                  (9,450,807)            (7,676,420)
    Cash distribution from Isle of Capri-Black Hawk                  5,555,000              7,523,710
    Deferred tax provision                                           2,426,865              1,690,411
    Extraordinary item (net of taxes)                                     --                1,920,976
    Minority interest                                                  137,175                 36,051
Changes in operating assets and liabilities:
    Other assets-current                                            (2,893,892)              (223,361)
    Accounts payable and accrued liabilities                           853,716                 76,870
                                                                  ------------           ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            2,249,544              5,699,952
                                                                  ------------           ------------

CASH FLOW FROM INVESTING ACTIVITIES
Net proceeds from land sales                                         3,611,200                   --
Purchases of real estate and assets held for development            (1,032,118)            (1,638,101)
Purchases of equipment                                                 (17,889)               (10,587)
Notes receivable from Dry Creek Rancheria                          (22,223,845)            (2,871,096)
Notes receivable - other                                            (3,329,939)                  --
Notes receivable from affiliates                                     1,333,180             (5,100,650)
                                                                  ------------           ------------

NET CASH USED IN INVESTING ACTIVITIES                              (21,659,411)            (9,620,434)
                                                                  ------------           ------------
CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash, net of offering costs                    646,177                252,736
Proceeds from debt                                                  23,000,000              5,100,000
Payments on debt                                                       (26,626)              (701,986)
Dry Creek capital contribution                                           5,250                265,827
Reacquisition and retirement of common stock                          (582,369)               (82,840)
Deferred loan issue costs                                             (686,332)              (200,000)
                                                                  ------------           ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           22,356,100              4,633,737
                                                                  ------------           ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                            2,946,233                713,255
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         1,021,913                308,658
                                                                  ------------           ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $  3,968,146           $  1,021,913
                                                                  ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                            $  2,408,598           $  1,268,556
                                                                  ============           ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

NOTE 1.  BUSINESS

         Nevada Gold & Casinos, Inc. was formed in 1977 and is primarily a developer of gaming properties.

         Isle of Capri Black Hawk, L.L.C.

         We are a 43% owner of IC-BH with Isle. In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino from IGT for $84 million. Also, to replace its prior credit facility, IC-BH entered into a $210.6 million senior secured credit facility to provide financing for the acquisition of the new casinos and for possible future expansion. IC-BH now owns and operates three casinos in Colorado (referred to collectively as the "Casinos"). Isle manages the casinos under an agreement for a fee based upon a percentage of the casino's revenues and operating profit. IC-BH's gaming properties are:

         o the Isle of Capri - Black Hawk Casino and hotel located in Black Hawk, Colorado;

         o the Colorado Central Station Casino located in Black Hawk, Colorado; and

         o     the Colorado Grande Casino located in Cripple Creek , Colorado.

         The Isle of Capri - Black Hawk Casino has a 101,000-square-foot floor plate, and is strategically located at the entrance to Black Hawk. The $103 million Casino features 1,144 slot machines, 14 table games, three restaurants, an event center, and a 1,100-space covered parking garage. A $29 million, 237-room hotel is on top of the casino.

         Colorado Central Station Casino is located across the intersection of Main Street and Mill Street from the Isle of Capri - Black Hawk Casino. Colorado Central Station casino has a total facility area of 46,250 square feet, features 754 gaming machines, 15 table games, a full service restaurant, a buffet, two casino bars, and 700 parking spaces.

         Colorado Grande Casino is located at a primary intersection, near the center of the Cripple Creek market. Colorado Grande Casino's gaming area totals 3,125 square feet and offers 219 gaming machines. Colorado Grande Casino does not offer table play.

         Dry Creek Casino, L.L.C.

         Dry Creek Casino, L.L.C. (the "LLC"), of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians, with the development and financing of its River Rock Casino located approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California. The casino features 1,600 slot machines, 16 table games, and a restaurant. To date, we have made a $31 million loan to the LLC, which has loaned such funds to the River Rock Casino project, and we have guaranteed equipment financing and operating leases of approximately $15.4 million. The LLC began earning 20% of River Rock Casino's earnings before depreciation and amortization for five years, starting June 1, 2003.

         Route 66 Casinos, L.L.C.

         Route 66 Casinos, L.L.C. ("Route 66"), of which we are a 51% owner, was formed to assist the Laguna Development Corporation (the "LDC"), a federally chartered corporation which is wholly-owned by the Pueblo of Laguna tribe with the design and development of a casino located in New Mexico ("Route 66 Casino"). In exchange for its service, Route 66 has the exclusive right to lease gaming equipment to the LDC for a period of five years for the Route 66 Casino. The gaming equipment agreements include a five-year contract for 1,250 gaming devices to be placed in the Route 66 Casino, a one-year contract for 100 gaming devices in Rio Puerco temporary casino, and a contract that runs through February 2004 for 45 gaming devices in the existing Dancing Eagle Casino. We are currently in arbitration and litigation with the other member of Route 66 as discussed in Note 16.

         In addition, we and/or our subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

         MINING PROPERTIES AND CLAIMS - Historically, we have capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At March 31, 2003, management believes the net realizable value of the mineral reserves is in excess of our cost in the claims.

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

         REVENUE RECOGNITION OF INTEREST INCOME - We recognize revenues from interest income as such interest accrues on outstanding notes receivable. The dates on which interest income is actually collected is dependent upon the terms of the particular debt agreement, and may not correspond to the date such interest income is recorded.

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

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries as of March 31, 2003. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the federally insured limits, although no losses have been incurred in connection with such cash balances.

         SUBSTANTIAL LEVERAGE - In April 2003, IC-BH entered into a $210.6 million senior secured credit, which replaced its prior credit facility. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the Isle of Capri - Black Hawk Casino's operations has been more than sufficient to pay its debt obligations.

         We are highly leveraged with $36.6 million in corporate debt and lease guarantees of approximately $15.7 million for the River Rock Casino project. We also have guaranteed debt of $1.3 million for an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and loan repayments from the River Rock Casino project have been sufficient to satisfy our current debt obligations. Also, the LLC began earning credit enhancement fees from River Rock Casino project for five years, starting in June 2003. However, if the River Rock Casino project is closed due to pending litigation, governmental inquiries or other reasons beyond our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing if required, the failure of which could have a material effect on our operations.

         RECENT ACCOUNTING PRONOUNCEMENTS - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and

Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

         In November 2002, FASB issued interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statements periods after December 15, 2002. The adoption of the disclosure provisions did not have a material impact on our financial statements.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure: An Amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable for fiscal periods ending after December 15, 2002. We continue to account for our stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We anticipate that if this statement is adopted it would have a material impact on our consolidated financials and results of operations.

NOTE 3.  ISLE OF CAPRI - BLACK HAWK, L.L.C.

         We are a 43% owner of IC-BH with Isle. Financing for the Isle of Capri
- Black Hawk Casino was provided by the IC-BH debt offering of $75 million in 13% First Mortgage Notes. In December 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that are due in five years and a $10 million line of credit. The average interest on this new credit facility is estimated to be 6% to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreement that effectively converts $40 million of its floating rate to a fixed-rate basis for the next three years.

         In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino from IGT for $84 million. Also, to replace its prior credit facility, IC-BH entered into a $210.6 million senior secured credit facility to providing financing for the acquisition of the new casinos and for possible future expansion. IC-BH now owns and operates three casinos in Colorado.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through April 27, 2003 (IC-BH's fiscal year end) totaled $9,450,807 which has been included in our statement of operations for the fiscal year ended March 31, 2003. During our fiscal year 2003, we received cash distributions of $5,555,000 from IC-BH and our basis in the project through April 27, 2003 is $8,633,782 which includes an other comprehensive loss of $467,472, net of taxes of $240,819, related to the interest rate swap transaction.

The following is a summary of condensed financial information pertaining to IC-BH as of April 27, 2003 and for the fiscal year then ended:

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                                  BALANCE SHEET

                                                                     April 27,
                                                                       2003
                                                                    -------------
ASSETS                                                              (in Thousands)
Current assets:
     Cash and cash equivalents                                        $  15,508
     Short-term investments                                              13,987
     Accounts receivable - other                                            634
     Accounts receivable - related parties                                   20
     Deferred income taxes                                                  272
     Prepaid expenses                                                     2,827
                                                                      ---------
            TOTAL CURRENT ASSETS                                         33,248

Property and equipment, net                                             151,603
Deferred financing costs, net of accumulated amortization
     of $585 and $168, respectively                                       3,483

Restricted cash                                                              56
Goodwill                                                                 20,458
Other intangible assets                                                  16,600
Prepaid deposits and other                                                  420
                                                                      ---------
            TOTAL ASSETS                                              $ 225,868
                                                                      =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                             $  14,223
     Accounts payable - trade                                             2,010
     Accounts payable - related parties                                   1,673
     Accrued liabilities:
          Interest                                                          953
         Payroll and related expenses                                     5,259
         Property, gaming and other taxes                                 4,785
         Income taxes                                                       154
         Progressive jackpot and slot club awards                         3,867
             Other                                                        1,513
                                                                      ---------
             TOTAL CURRENT LIABILITIES                                   34,437

Long-term debt, less current maturities                                 157,894
Other liabilities                                                         2,007
Deferred income taxes                                                       329

Members' equity:
     Casino America of Colorado, Inc.                                    18,169
     Blackhawk Gold, Ltd.                                                15,039
     Accumulated other comprehensive loss                                (2,007)
                                                                      ---------
         Total members' equity                                           31,201
                                                                      ---------
            TOTAL LIABILITIES AND MEMBERS' EQUITY                     $ 225,868
                                                                      =========

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                                INCOME STATEMENT


                                                                  Fiscal Year Ended
                                                                    April 27, 2003
                                                                  -----------------
REVENUES                                                            (in Thousands)
Casino                                                                $ 108,790
Rooms                                                                     5,704
Food, beverage and other                                                 13,537
                                                                      ---------
Gross revenues
                                                                        128,031
Less promotional allowances                                              23,152
                                                                      ---------
Net revenues                                                            104,879

OPERATING EXPENSES

Casino                                                                   15,616
Gaming taxes                                                             20,780
Rooms                                                                     1,414
Food, beverage and other                                                  3,310
Facilities                                                                4,326
Marketing and administrative                                             20,577
Management fees                                                           5,197
Depreciation and amortization                                             5,855
                                                                      ---------
Total operating expenses                                                 77,075
                                                                      ---------

Operating income                                                         27,804

Interest expense                                                         (5,629)
Interest income                                                              14
                                                                      ---------

Income before income taxes and extraordinary loss                        22,189
Income tax provision                                                        210
                                                                      ---------
Net income                                                            $  21,979
                                                                      =========


The difference in carrying value of our investment in IC-BH and our equity interest in IC-BH is primarily due to the fact that we originally contributed appreciated property which was initially recorded by IC-BH at our fair market value while we continued to carry the property at its original cost basis.

During IC-BH's fiscal year ended April 27, 2003, IC-BH recorded an other comprehensive loss of $1,647,189 related to the interest rate swap transaction. Our share of the other comprehensive loss was $467,472, net of taxes of $240,819.

NOTE 4.  REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

         Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado which is located in an EPA National Priorities list area. We are pursuing a sale or joint venture partner to develop the property.

         Through our wholly-owned subsidiary, Blue Diamond Resorts, Inc., we owned 860 acres of real property on Wellesley Island in New York State that we sold for $4.1 million in September 2002, recognizing a gain of $589,916.

         Interest was capitalized in connection with the development of the properties owned by Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc. During the fiscal year ended March 31, 2003, Gold Mountain Development, L.L.C capitalized as development cost $264,874 of interest. During the fiscal year ended March 31, 2002, Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc., capitalized as development cost $253,506 and $250,737 of interest, respectively.

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

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. RCI's undistributed losses allocable to us through December 31, 2002 (RCI's fiscal year end) totaled $203,420 which has not been included in our statement of operations for the fiscal year ended March 31, 2003. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $880,552 is not reflected in our financial statements.

NOTE 6.  MINING PROPERTIES AND CLAIMS

         In June 1998, Goldfield Resources, Inc. ("Goldfield"), was organized as our wholly-owned subsidiary. The Board of Directors approved the transfer of our land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 acres, to Goldfield in exchange for all of the shares of common stock of Goldfield. Goldfield is not directly involved in mining operations. In August 1998, Goldfield secured a mining lease for its properties with Romarco Nevada, Inc. ("Romarco"), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

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

NOTE 7.  NOTES RECEIVABLE

         NOTES RECEIVABLE - DRY CREEK RANCHERIA - At March 31, 2003, the LLC had loans to the Dry Creek Rancheria Band of Pomo Indians totaling $28,334,347 for the development and financing of its River Rock Casino project. The loans consist of a $23 million term loan and $5.3 construction advance loan. The $23 million loan bears an interest rate of 12% per annum with interest due only through August 2003 and then amortized over a four year period. The $5.3 million construction advance loan bears an interest rate of 12% per annum. River Rock Casino will use its excess cash flow to repay this loan.

         NOTES RECEIVABLE - AFFILIATES - At March 31, 2003, Clay County Holdings, Inc ("CCH") owed us $3,057,210 which amount bears an interest rate of 12% per annum, and is payable by maker in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At March 31, 2003, Service Interactive ('SI") owed us $3,093,342 which amount bears an interest rate of 12% per annum, and is payable by maker in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. The outstanding balances of notes receivable from CCH and SI were reduced by $585,848 and $745,332, respectively, during the fiscal 2003.

         NOTES RECEIVABLE - OTHER - At March 31, 2003, we have made a loan of $ 3,339,060 to a third party, which bears an interest rate of 16% per annum, maturing on June 30, 2003. As of June 30, 2003 the note was paid in full.

NOTE 8.  LONG-TERM DEBT

         MORTGAGES PAYABLE - Mortgages payable are comprised of two mortgage notes, all secured by real property, consisting of undeveloped land in an adjacent area in Black Hawk, Gilpin County, Colorado. The mortgages outstanding are as follows:


                                                                                    MARCH 31,
                                                                        -------------------------------
                                                                           2003                 2002
                                                                        -------------------------------
Note payable, interest at 8.5%, principal and interest
payable in monthly installments of $575, through December 2003               4,995               11,184
                                                                        ----------           ----------

Total mortgages payable                                                      4,995               11,184

Current portion of mortgages payable                                        (4,995)              (6,189)
                                                                        ----------           ----------

Long-term mortgages payable                                             $     --             $    4,995
                                                                        ==========           ==========

         OTHER LONG-TERM NOTES AND CAPITAL LEASES PAYABLE - Long-term notes and capital leases payable are as follows:


                                                                                                       MARCH 31,
                                                                                          -----------------------------------
                                                                                             2003                    2002
                                                                                          -----------------------------------
Note payable to a third party, bearing interest at 11%, maturing December 2005.           $ 13,000,000           $ 13,000,000

Note payable to a third party, bearing interest at 12%, maturing December 2006.                600,000                600,000

Note payable to a third party, bearing interest at 12%, principal and interest              23,000,000                   --
payable in monthly installment in the amount of $605,678 starting October 2003 and maturing October 2007.

Capital leases for acquisition of computers, principal and interest payable in                  10,742                 21,658
   monthly installments in the amount of $1,262, maturing October 2003.

Note payable for the acquisition of a vehicle, principal and interest payable in                  --                    4,981
   monthly installments of $745, matured on October 2002.

Note payable for the acquisition of a vehicle, principal and interest payable in                  --                    4,540
monthly installments of $530, matured on December 2002.
                                                                                          ------------           ------------

Total other long-term notes and capital leases payable                                      36,610,742             13,631,179
                                                                                          ------------           ------------

Current portion of  long-term notes and capital leases payable                              (1,927,077)               (21,441)
                                                                                          ------------           ------------

Long-term notes payable                                                                   $ 34,683,665           $ 13,609,738
                                                                                          ============           ============

         We have a $13 million long-term credit facility that bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2005. The credit facility is secured by our interest in the IC-BH Casino. Up to 54% of the credit facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of our then total issued and outstanding stock.

         We also have a $23 million five year credit facility. This new credit facility was used to satisfy the $23 million commitment Dry Creek Casino, L.L.C. made to the River Rock Casino project. The $23 million long-term credit facility bears interest at 12% with interest through October 15, 2003 and will then be amortized over four years starting on October 15, 2003. This credit facility is secured by our interest in the IC-BH Casino, real property in the vicinity of Black Hawk, Colorado and the note receivable from River Rock Casino project. The scheduled principal payments under the terms of the credit facility are as follows:


Year Ended
March 31,
-----------
 2004               $ 1,916,335
 2005                 5,007,580
 2006                 5,642,666
 2007                 6,358,297
 2008                 4,075,122
                     ----------
                    $23,000,000
                    ===========

NOTE 9.  INCOME TAXES

We have adopted SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities are determined based on the difference between financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates.

SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards ("NOLs"). For the year ended March 31, 2003, we had NOLs amounting to $2,224,597. The NOLs expire as follows:


Year Ended
March 31,
----------
 2005          $   93,477
 2006             278,648
 2008              12,130
 2009             111,926
 2020           1,707,292
 2021              21,124
               ----------
               $2,224,597
               ==========

The NOLs are subject to certain limitations under the Internal Revenue Code. We have a deferred tax asset as a result of the future tax benefit attributable to NOLs, determined by applying the enacted statutory rate of 34%. We have recorded a deferred tax asset for compensation expense in connection with the issuance of stock options, and we have recorded a deferred tax liability for allocated earnings of our equity investments that are not currently taxable for Federal income tax purposes.

         Federal income tax provision consists of the following:

                                                       Year ended March 31,
                                                  ------------------------------
                                                    2003                2002
                                                  ----------          ----------
Deferred federal income taxes                     $2,186,046          $  648,217
Extraordinary loss                                      --               989,594
Other comprehensive loss                             240,819              52,600
                                                  ----------          ----------
                                                  $2,426,865          $1,690,411
                                                  ==========          ==========

Deferred tax assets and liabilities at March 31, 2003 and 2002 are comprised of the following:


                                                                                            MARCH 31,
                                                                     -------------------------------------------------------
                                                                        2003                ACTIVITY                2002
                                                                     -----------           -----------           -----------
DEFERRED TAX ASSETS:
Net operating loss carryforwards                                     $   756,363           $  (504,173)          $ 1,260,536
Stock options                                                             65,354               (26,010)               91,364
                                                                     -----------           -----------           -----------
Total deferred tax assets                                                821,717              (530,183)            1,351,900

Deferred tax liabilities:
Equity in allocated earnings (losses) of equity investments           (3,206,142)           (1,655,863)           (1,550,279)
                                                                     -----------           -----------           -----------

Total deferred tax asset (liabilities), net                          $(2,384,425)          $(2,186,046)          $  (198,379)
                                                                     ===========           ===========           ===========

Reconciliations between the statutory Federal income tax expense (benefit) rate and our effective income tax (benefit) rate as a percentage of net income from continuing operations were as follows:


                                                                                YEAR ENDED MARCH 31,
                                                  -----------------------------------------------------------------------------
                                                               2003                                          2002
                                                  ----------------------------------           --------------------------------
                                                    PERCENT                DOLLARS              PERCENT                DOLLARS
                                                  -----------            -----------           -----------          -----------
Income tax expense at statutory federal rate               34%           $ 2,800,122                    34%         $ 1,966,174
Permanent differences -expired NOL & other               --                    2,594                  --                  8,338
Recaptured net operating loss carryforwards                (5%)             (401,861)                   (5%)           (287,161)
Stock options                                            --                   26,010                  --                  3,060
                                                  -----------            -----------           -----------          -----------
Effective income tax rate                                  29%           $ 2,426,865                    29%         $ 1,690,411
                                                  ===========            ===========           ===========          ===========

NOTE 10.  EQUITY, STOCK PLAN AND WARRANTS

         Our 1999 Stock Option Plan, as amended (the "Stock Option Plan"), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 2,500,000 shares, and at March 31, 2003, 611,549 shares were available for grant.

         During the year ended March 31, 2003, we granted options to purchase 435,000 shares of our common stock for director, employee, and consultant compensation for the fiscal year 2003. We have recorded $62,000 in consulting expenses for options granted to non-employees based on the options' estimated fair value on the date of grant. All options granted during the year ended March 31, 2003 vest immediately.

         During the year ended March 31, 2002, we issued warrants to purchase 833,333 shares of our restricted common stock to an accredited investor in connection with the arrangement of financing and we issued additional warrants to purchase 69,500 shares of our restricted common stock in exchange for legal and consulting services. During the year ended March 31, 2002, we granted options to purchase 515,951 shares of our common stock for director, advisory director and employee compensation for the fiscal year 2002. All options granted during the year ended March 31, 2002 vest immediately.

         We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recorded for the years ended March 31, 2003 or 2002 in accordance with the intrinsic value method prescribed in APB No. 25, and related Interpretations of SFAS No. 123 for equity awards to employees and directors. Information regarding the options and warrants for 2003 and 2002 is as follows:

                                                                       YEAR ENDED MARCH 31,
                                                      OPTIONS                                   WARRANTS
                                          -------------------------------           -------------------------------
                                             2003                 2002                 2003                 2002
                                          -------------------------------           -------------------------------
Outstanding, beginning of year             1,309,951              917,500            2,893,111            2,146,278
Granted                                      435,000              515,951                 --                902,833
Exercised                                   (147,000)            (123,500)            (569,167)             (90,000)
Expired or cancelled                            --                   --               (100,000)             (66,000)
                                          ----------           ----------           ----------           ----------

Outstanding, end of year                   1,597,951            1,309,951            2,223,944            2,893,111
                                          ----------           ----------           ----------           ----------
Exercisable, end of year                   1,597,951              794,000              782,812            1,400,254
                                          ----------           ----------           ----------           ----------
Available for grant, end of year             611,549            1,046,549                 --                   --
                                          ----------           ----------           ----------           ----------

The weighted average option and warrant exercise price information for 2003 and 2002 is as follows:


                                                                YEAR ENDED MARCH 31,
                                                      OPTIONS                          WARRANTS
                                              ------------------------          ------------------------
                                               2003             2002             2003             2002
                                              -------          -------          -------          -------
Outstanding, beginning of year                $  2.18          $  2.06          $  2.77          $  2.61
Granted during the year                       $  6.30          $  2.75                $          $  3.00
Exercised during the year                     $  2.71          $  2.06          $  2.10          $  1.80
Expired or cancelled during the year          $  --            $  --            $  2.75          $  2.22
Outstanding at end of year                    $  2.30          $  2.18          $  2.96          $  2.77
Exercisable at end of year                    $  2.30          $  2.06          $  2.88          $  2.54

Significant option and warrant groups outstanding at March 31, 2003, and related weighted average exercise price and life information is as follows:

                               OPTIONS           WARRANTS                                EXERCISE                    REMAINING
      GRANT DATE             OUTSTANDING        OUTSTANDING         EXERCISABLE            PRICE                    LIFE (YEARS)
-----------------------      -----------        -----------        -------------     -----------------           ------------------
December 1997                   --                 136,944               136,944          $       2.10                   3.3
October 1999                 745,000                  --                 745,000          $       2.06                   2.6
December 1999                   --                 727,235               557,488          $       3.00                   2.8
December 1999                   --                  25,000                25,000          $       3.50                   2.8
September 2000                  --                  62,000                62,000          $       3.25                   4.0
October 2000                   3,000                  --                   3,000          $       2.06                   2.6
October 2000                  17,000                  --                  17,000          $       2.06                   3.6
October 2000                    --                 439,432                  --            $       3.00                   3.8
August 2001                     --                 833,333                  --            $       3.00                   2.8
December 2001                397,951                  --                    --            $       2.75                   4.8
March 2003                   435,000                  --                 435,000          $       6.30                   5.0


The weighted average fair value at date of grant for options granted during 2003 and 2002 was $1.55 and $1.76 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:



                                     Year Ended March 31,
                               ------------------------------
                                 2003                 2002
                               --------            ----------
Expected life (years)           2 years               4 years
Interest rate                   3%                 1.82%
Dividend yield                 --                    --
Volatility                     40%                   89%

Had compensation costs for our stock option plan been determined based on the fair value at the grant date in 2003 and 2002 consistent with the provisions of SFAS No. 123, our net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                      Year Ended March, 31
                                            -------------------------------------
                                                2003                     2002
                                            -------------           -------------
Net income - as reported                    $   5,808,787           $   2,171,476
Less: total stock-based employee
Compensation expense determined
under fair value based method for
all awards granted to employees,
net of related tax effect                        (394,346)               (598,054)
                                            -------------           -------------
Net income - pro forma                      $   5,414,441           $   1,573,422
                                            -------------           -------------
Net income per share - as reported
  Basic                                     $        0.53           $        0.21
  Diluted                                   $        0.46           $        0.19
Net income per share - pro forma
  Basic                                     $        0.49           $        0.15
  Diluted                                   $        0.43           $        0.14

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


    Numerator:                                                            Year Ended March 31,
                                                                ----------------------------------------
                                                                      2003                    2002
                                                                ---------------          ---------------
  Basic
    Income available to common share:
      Income from continuing operations                         $     5,808,787          $     4,092,452
      Preferred stock dividends accumulated                                --                       --
                                                                ---------------          ---------------
      Net income before extraordinary loss                            5,808,787                4,092,452
      Extraordinary loss, net                                              --                 (1,920,976)
                                                                ---------------          ---------------
      Net income                                                $     5,808,787          $     2,171,476
                                                                ===============          ===============

  Diluted
    Income available to common share:
      Income from continuing operations                         $     5,808,787          $     4,092,452
      Preferred stock dividends accumulated                                --                       --
      Convertible debt                                                  175,959                  108,137
                                                                ---------------          ---------------
      Net income before extraordinary loss                            5,984,746                4,200,589
      Extraordinary loss, net                                              --                 (1,920,976)
                                                                ---------------          ---------------
      Net income                                                $     5,984,746          $     2,279,613
                                                                ===============          ===============

Denominator:
  Basic weighted average common shares outstanding                   10,969,287               10,481,129
  Dilutive effect of common stock options and warrants                1,451,301                  758,640
  Dilutive effect of convertible debt                                   533,209                  782,456
                                                                ---------------          ---------------
  Diluted weighted average common shares outstanding                 12,953,797               12,022,225
                                                                ===============          ===============

Earnings per share:
  Basic:
    Income before extraordinary loss                            $          0.53          $          0.39
    Extraordinary loss, net                                                --                      (0.18)
                                                                ---------------          ---------------
    Net income                                                  $          0.53          $          0.21
                                                                ===============          ===============

  Diluted
    Income before extraordinary loss                            $          0.46          $          0.35
    Extraordinary loss, net                                                --                      (0.16)
                                                                ---------------          ---------------
    Net income                                                  $          0.46          $          0.19
                                                                ===============          ===============

         As discussed in Note 8, we have various convertible debt securities of which the holders of those debt instruments have the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the years ended March 31, 2003 and 2002 results in these convertible debt securities being dilutive.

         Our Board of Directors approved to repurchase up to 100,000 share of our common stock in the opening market in September 2002. Under this program, we repurchased 100,000 shares of our common stock for an average price of $6.00 per share. In June 2003, we announced an increase of 100,000 shares to our stock buyback program.

NOTE 11.  DEFERRED INCOME

         During the fiscal 2003, Dry Creek Casino, L.L.C. recorded $1,133,257 of deferred income related to finance fees of loans made to the River Rock Casino project, which has been included in the note receivable due from Dry Creek Rancheria at March 31, 2003. Such deferred income will be amortized over the terms of the loans and recognized as interest income. During the fiscal year 2003, Dry Creek Casino L.L.C. recognized $118,528 as interest income. At March 31, 2003, $1,014,729 of deferred income has not been recognized.

         During the fiscal 2003, Dry Creek Casino, L.L.C. recorded $1,133,257 of deferred income related to finance fees of loan made to the River Rock Casino Project, which has been included in the note receivable due from Dry Creek
Rancheria at March 31, 2003. Such deferred Income...................

NOTE 12.  SEGMENT REPORTING

         We operate in two major business segments (i) gaming and (ii) real estate. The gaming segment consists of Isle of Capri- Black Hawk, L.L.C., Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C.

         Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.


                                                           YEAR ENDED MARCH 31, 2003
                               --------------------------------------------------------------------------------
                                                          Real
                                  Gaming                 Estate                 Other                 Totals
                               ------------           ------------           ------------          ------------
Revenue                        $    493,615           $    593,416           $     98,826          $  1,185,857
Segment profit (loss)            (3,463,579)               (73,887)             2,459,486            (1,077,980)
Segment assets                   38,918,315              3,437,031                480,812            42,836,158
Interest expense                       --                     --                2,201,685             2,201,685
Interest income                   1,912,195                   --                  980,443             2,892,638
Equity in earnings of             9,450,807                   --                     --               9,450,807
  equity investment


                                                           YEAR ENDED MARCH 31, 2003
                               --------------------------------------------------------------------------------
                                                          Real
                                  Gaming                 Estate                 Other                 Totals
                               ------------           ------------           ------------          ------------
Revenue                        $       --             $     20,175           $    129,486          $    149,661
Segment profit (loss)            (1,229,440)              (738,509)               110,443            (1,857,506)
Segment assets                    8,913,111              5,974,115                480,812            15,368,038
Interest expense                       --                     --                  912,231               912,231
Interest income                      91,800                   --                  647,972               739,772
Equity in earnings of             7,676,420                   --                     --               7,676,420
  equity investment

Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                                                MARCH 31,
                                                                    --------------------------------
                                                                       2003                  2002
                                                                    -----------          -----------
Assets

Total assets for reportable segments                                $42,836,158          $15,368,038
Cash not allocated to segments                                        3,968,146            1,021,913
Notes receivable not allocated to segments                            9,489,612            7,493,732
Furniture, fixtures, & equipment not allocated to segments               43,399               57,115
Other assets not allocated to segments                                1,435,575              649,683
                                                                    -----------          -----------

Total assets                                                        $57,772,890          $24,590,481
                                                                    ===========          ===========


Reconciliation of reportable segment revenues to our consolidated totals are as follows:

                                                                        MARCH 31,
                                                              ------------------------------
                                                                2003                 2002
                                                              ----------          ----------
Revenue

Total revenue for reportable segments                         $1,185,857          $  149,661
Interest income not allocated to reportable segments           2,892,638             739,772
                                                              ----------          ----------

Total revenue                                                 $4,078,495          $  889,433
                                                              ==========          ==========

Reconciliation of reportable segment profit or loss to our consolidated totals are as follows:

                                                                      MARCH 31,
                                                          ---------------------------------
                                                             2003                  2002
                                                          -----------           -----------
Profit or loss

Total loss for reportable segments                        $(1,077,980)          $(1,857,506)
Equity in income of equity investments                      9,450,807             7,676,420
Minority interest                                            (137,175)              (36,051)
                                                          -----------           -----------

Net income before income tax (provision) benefit
   and extraordinary item                                 $ 8,235,652           $ 5,782,863
                                                          ===========           ===========


NOTE 13.  401(k) PLAN

         We have a 401(k) plan, under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, we may make discretionary matching contributions of 50% of employee contributions up to 6% of employees' compensation. Employees vest in such contributions at the end of one year of service. Our discretionary contributions for the years ended March 31, 2003 and 2002 were $12,805 and $6,831, respectively.

NOTE 14.  RELATED PARTY TRANSACTIONS

         In the ordinary course of business, we entered into transactions with CCH and SI. These transactions include loans made to and payments received from these related parties during fiscal 2003 and 2002. At March 31, 2003, CCH owed us $3,057,210 which amount bears interest at a rate of 12% per annum, and is payable by maker in a minimum amount of $150,000 with accrued interest per quarter until paid in full. At March 31, 2003 SI owed us $3,093,342 which amount bears interest at a rate of 12% per annum, and payable by maker in a minimum amount of $150,000 with accrued interest per quarter until paid in full. Both loans are secured by a lien on our common stock owned by CCH with $7.3 million market equity value as of March 31, 2003. We also guaranteed $1.3 million of SI loans payable to third parties. As of June 15, 2003, our guarantees on SI loans were reduced to $790,000.

         During the fiscal year ended March 31, 2002, we made loans to CCH and SI in the amount of $2,057,200 and $ 3,043,451 respectively. As of March 31, 2002, the outstanding balances of the notes receivable from CCH and SI were $3,645,058 and $3,838,674 respectively.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

         We have office space in Houston, Texas under a 5 year term ending December 31, 2006. The expected minimum payments on the lease at March 31, 2003 are as follows:


Year Ended March 31,            Amount
--------------------            ------
        2004                    $ 85,303
        2005                      87,020
        2006                      87,020
        2007                      65,265
                                --------
                                $324,608
                                ========

Rent expense for the years ended March 31, 2003 and 2002 was $62,241 and $58,861, respectively.

         During fiscal 2003, we entered into a total of $5.9 million in guarantees on equipment financing and operating leases for the River Rock Casino project. The guarantees supported equipment financing and operating leases. In the event of the River Rock Casino's nonperformance under the terms of the equipment financing and operating lease, our maximum potential future payments under these guarantees will be equal to the carry amount of the liabilities. Assuming normal operations, we expect that all of guarantees for the River Rock Casino project will expire or released within two years. As of the end of the fiscal 2003, our maximum potential future payment under these guarantees was $5.1 million. We had guaranteed a $19.2 million construction contract on the River Rock Casino project for the performance of the payment obligations of the Dry Creek Rancheria Band of Pomo Indians. Through March 31, 2003, $16.3 million has been paid. Subsequently the remaining balance of the contract has been paid with no further obligation outstanding.

         As of March 31, 2003, we also have guaranteed debt of $1.3 million of SI for the performance of the payment obligations. In the event of SI's nonperformance under the terms of the obligation, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities. As of the end of the fiscal 2003, our maximum potential future payment under these guarantees was $1.3 million. As of June 15, 2003, our guarantees on SI loans were reduced to $790,000.

         We indemnified our officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a Directors and Officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid, provided that such insurance policy provides coverage.

NOTE 16.  LEGAL PROCEEDINGS

         In May 2002, we were named as a defendant in Case No. 2002-22278, Corporate Strategies, Inc., vs. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc., has alleged it is owed warrants to purchase 429,444 shares of common stock at an average exercise price of $2.36 per share pursuant to a consulting agreement entered into in December 1997. The plaintiff is seeking damages based on the difference between the current market price of our common stock and the exercise price of the warrants. Discovery has commenced and is ongoing. We are vigorously defending the suit and we have asserted a counterclaims against Corporate Strategies, Inc. and third-party claims against the individual members of Corporate Strategies, Inc., including breach of contract, fraud, and rescission of the contract and warrants. In February 2003, a third party filed a counterclaim to our crossclaim asserting, among other actions, breach of contract, fraud, and violation of securities laws, and is seeking monetary damages and the issuance of certain securities. We are vigorously defending this counterclaim.

         On September 27, 2002, we commenced an arbitration proceeding against American Heritage, Inc. (d/b/a The Gillmann Group), a member with us in Route 66 Casinos, LLC. The arbitration was instituted when it became apparent The Gillmann Group failed to honor its contractual obligations with respect to the project. Route 66 Casinos, LLC was formed to provide, among other services, gaming equipment to the Pueblo of Laguna for the development of a casino to be located 11 miles west of Albuquerque, New Mexico. In a related matter, The Gillmann Group and its principal filed a lawsuit based on the same contract concerning Route 66 Casinos, LLC in Nevada entitled Case No. A457315, American Heritage, Inc., and Fred Gillmann v. Nevada Gold & Casinos, Inc. and Route 66 Casinos, LLC in the District Court, Clark County, Nevada. The plaintiffs are attempting to revoke the Route 66 Casinos operating agreement and have also alleged tort causes of action. While we believe that the entirety of the dispute will be resolved in the arbitration proceeding based on an arbitration agreement between the parties, there can be no assurance that the process may not be adjudicated in court. The Nevada lawsuit is currently before the Nevada Supreme Court in Case no. 40757, on a procedural issue concerning the arbitration. We have filed a lawsuit against American Heritage, Inc. d/b/a The Gillmann Group, and Frederick C. Gillmann. This lawsuit was originally filed in October 2002; however, it has recently been amended to include additional claims related to the Route 66 operating agreement.

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

NOTE 17. SUBSEQUENT EVENTS

         Subsequent to March 31, 2003, we guaranteed equipment financing of $10.6 million for the River Rock Casino project. In the event of River Rock Casino's nonperformance under the obligation, our maximum potential future payments under the guarantee will be equal to the carrying amounts of the liability. Assuming normal operations, we expect that all guarantees for the River Rock Casino project will expire or be released within two years.