Form 10-Q
period 2003-06-30
NEVADA GOLD & CASINOS INC
filed 2003-08-14
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended June 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              -----------------------    -----------------------

                          Commission file number 0-8927

                           Nevada Gold & Casinos, Inc.
                         (Name of issuer in its charter)

            Nevada                                               88-0142032
(State or other jurisdiction of                                (IRS Employer
 Incorporation or organization)                              Identification No.)


3040 Post Oak Blvd.
Suite 675  Houston, Texas                                          77056
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:      (713) 621-2245


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No

      Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) [ ] Yes [X] No

      The number of common shares outstanding was 11,196,772 as of July 31, 2003.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2003 AND
            MARCH 31, 2003....................................................3
          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            MONTHS ENDED JUNE 30, 2003 AND 2002...............................4
          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
            MONTHS ENDED JUNE 30, 2003 AND 2002...............................5
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................16
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........20
ITEM 4.   CONTROLS AND PROCEDURES............................................21


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS .................................................21
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..........................22
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES....................................22
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................22
ITEM 5.   OTHER INFORMATION..................................................23
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,        March 31,
                                                              2003            2003
                                                          ------------    ------------
                                                          (Unaudited)      (Audited)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 $  2,707,343    $  3,968,146
Notes receivable                                             4,719,552              --
Accounts receivable                                            863,040         359,008
Other receivable                                               332,924           2,129
                                                          ------------    ------------
    TOTAL CURRENT ASSETS                                     8,622,859       4,329,279
                                                          ------------    ------------

Other Assets:
  Isle of Capri-Black Hawk, L.L.C                           11,260,997       8,633,782
  Dry Creek Casino, L.L.C                                      851,823         659,897
  Route 66 Casinos, L.L.C                                    1,295,960       1,290,199
  Restaurant Connections International, Inc. (RCI)                  --              --
  Gold Mountain Development, L.L.C                           3,135,265       3,065,281
  Goldfield Resources, Inc.                                    480,812         480,812
  Sunrise Land and Minerals Corporation                        371,750         371,750
Note receivable from Dry Creek Rancheria                    29,042,331      28,334,437
Note receivable from affiliates                              4,650,751       6,150,552
Note receivable - other                                             --       3,339,060
Other assets                                                   368,107         236,416
Deferred loan issue costs                                      894,559         838,026
Furniture, fixtures, and equipment, net of accumulated
 depreciation of $130,984 and $130,653 at June 30 and
 March 31, 2003, respectively                                   41,636          43,399
                                                          ------------    ------------
TOTAL ASSETS                                              $ 61,016,840    $ 57,772,890
                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                  $    868,906    $    882,388
Accrued interest payable                                       347,384         314,829
Deferred tax liability                                       3,315,077       2,384,425
Current portion of long term debt                            3,123,798       1,932,072
                                                          ------------    ------------
    TOTAL CURRENT LIABILITIES                                7,655,165       5,513,714
                                                          ------------    ------------
LONG TERM LIABILITIES
Deferred income                                              1,112,416       1,014,729
Notes payable, net of current portion                       33,487,254      34,683,665
                                                          ------------    ------------
    TOTAL LONG TERM LIABILITIES                             34,599,670      35,698,394
                                                          ------------    ------------
TOTAL LIABILITIES                                           42,254,835      41,212,108
                                                          ------------    ------------

MINORITY INTEREST
  Dry Creek Casino, L.L.C.                                     488,742         360,450
  Route 66 Casinos, L.L.C.                                     696,808         671,852
COMMITMENTS AND CONTINGENCIES                                       --              --
STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares
authorized, 11,190,272 and 11,149,772 shares issued and      1,342,832       1,337,973
outstanding at June 30 and March 31, 2003, respectively
Additional paid in capital                                   9,997,267       9,847,840
Retained earnings                                            6,675,341       4,912,245
Accumulated other comprehensive loss                          (438,985)       (569,578)
                                                          ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                              17,576,455      15,528,480
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 61,016,840    $ 57,772,890
                                                          ============    ============



   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                               June 30,
                                                                     ----------------------------
                                                                         2003            2002
                                                                     ------------    ------------
REVENUES
Gaming Assets Participations:
  Dry Creek Casino, L.L.C.                                           $    300,458              --
  Route 66 Casinos, L.L.C.                                                145,516          57,068
Other income:
  Royalty income                                                           13,500          10,500
  Lease income                                                                 --           2,100
  Gain on land sale                                                            --          28,267
  Interest income                                                       1,307,649         373,918
  Miscellaneous income                                                     15,645          18,547
                                                                     ------------    ------------

    TOTAL REVENUES                                                      1,782,768         490,400
                                                                     ------------    ------------

EXPENSES
General and administrative                                                327,445         252,294
Interest expense                                                          974,111         261,639
Salaries                                                                  273,604         219,459
Legal and professional fees                                               314,026          46,737
Other                                                                      22,208          22,867
                                                                     ------------    ------------

    TOTAL EXPENSES                                                      1,911,394         802,996
                                                                     ------------    ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                          2,833,347       2,558,380
MINORITY INTEREST
  Dry Creek Casino, L.L.C.                                                (53,292)        (32,499)
  Route 66 Casinos, L.L.C.                                                (24,956)         (8,985)
                                                                     ------------    ------------
Net income before federal income tax provision                          2,626,473       2,204,300

Federal income tax provision                                              863,377         823,950
                                                                     ------------    ------------

NET INCOME                                                           $  1,763,096    $  1,380,350
                                                                     ============    ============
PER SHARE INFORMATION
Net income available to common shareholders                          $  1,763,096    $  1,380,350
                                                                     ============    ============

Net income per common share - basic                                  $       0.16    $       0.13
                                                                     ============    ============

Net income per common share - diluted                                $       0.14    $       0.11
                                                                     ============    ============

Basic weighted average number of common shares outstanding             11,171,734      10,776,537
                                                                     ============    ============

Fully diluted weighted average number of common shares outstanding     13,079,936      13,076,606
                                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            June 30,
                                                      --------------------------
                                                         2003           2002
                                                      -----------    -----------
CASH FLOWS -- OPERATING ACTIVITIES:
Net income                                            $ 1,763,096    $ 1,380,350
Adjustments to reconcile net income to net cash
  Provided (used) by operating activities:
  Depreciation                                              6,289          7,684
  Consultant option expenses                               77,500             --
  Amortization of loan issue costs                         73,054         30,955
  Amortization of capitalized development cost             14,438             --
  Amortization of deferred income                         (71,411)        (8,300)
  Write-off of project development cost                        --         60,000
  Equity in earnings of Isle of
  Capri-Black Hawk                                     (2,833,347)    (2,558,380)
  Cash distribution from Isle of
  Capri-Black Hawk                                        404,000      1,186,000
  Deferred tax expense                                    863,377        823,950
  Minority interest
    Dry Creek Casinos, L.L.C.                              53,292         32,499
    Route 66 Casinos, L.L.C.                               24,956          8,985
Changes in operating assets and liabilities:
  Receivables and other assets                           (816,210)      (413,550)
  Accounts payable and accrued liabilities                 27,417        (48,403)
                                                      -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         (413,549)       501,790
                                                      -----------    -----------

CASH FLOWS -- INVESTING ACTIVITIES:
Purchases of real estate and assets held                 (432,421)      (552,125)
for development
Purchase of furniture, fixtures, and                       (4,526)        (7,629)
equipment
Note receivable from Dry Creek Rancheria               (4,089,855)    (3,542,489)
Note receivable - other                                 3,339,060             --
Note receivable from affiliates                           299,801        432,175
                                                      -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (887,941)    (3,670,068)
                                                      -----------    -----------

CASH FLOWS -- FINANCING ACTIVITIES:
Proceeds from debt                                             --      3,231,380
Deferred loan issue costs                                (129,587)       (63,832)
Dry Creek Casino, L.L.C. capital contribution              75,000          5,250
Common stock issued for cash, net of offering costs        99,959        304,120
Payments on debt                                           (4,685)        (7,661)
                                                      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  40,687      3,469,257
                                                      -----------    -----------

Net increase (decrease) in cash                        (1,260,803)       300,979
Beginning cash balance                                  3,968,146      1,021,913
                                                      -----------    -----------
Ending cash balance                                   $ 2,707,343    $ 1,322,892
                                                      ===========    ===========

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                $ 1,012,344    $   392,648
                                                      -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

      Nevada Gold & Casinos, Inc. was formed in 1977 and is primarily a developer of gaming properties.

      Isle of Capri Black Hawk, L.L.C.

      We are a 43% non-operating owner of Isle of Capri Black Hawk, L.L.C. ("IC-BH") with Isle of Capri Casinos, Inc. ("Isle") In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino from IGT for $84 million. Also, to replace its existing credit facility, IC-BH entered into a new $210.6 million senior secured credit facility to provide financing for the acquisition of the new casinos and for possible future expansion. IC-BH now owns and operates three casinos in Colorado (referred to collectively as the "Casinos"). Isle manages the casinos under an agreement for a fee based upon a percentage of the casino's revenues and operating profit. IC-BH's gaming properties are:

      - Isle of Capri - Black Hawk Casino and hotel located in Black Hawk, Colorado;

      -     Colorado Central Station Casino located in Black Hawk, Colorado; and

      -     Colorado Grande Casino located in Cripple Creek, Colorado.

      The Isle of Capri - Black Hawk Casino has a 101,000-square-foot floor plate, and is strategically located at the entrance to Black Hawk. The Casino features 1,123 slot machines, 14 table games, three restaurants, an event center, and a 1,100-space covered parking garage. A 237-room hotel is on top of the casino.

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

      Dry Creek Casino, L.L.C.

      Dry Creek Casino, L.L.C. (the "LLC"), of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians with the development and financing of its River Rock Casino located approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California. The casino features 1,600 slot machines, 16 table games, and a restaurant. To date, we have made a $31.1 million loan to the LLC, which has loaned such funds to the River Rock Casino project, and we have guaranteed equipment financing and operating leases of approximately $14.6 million. The LLC began earning 20% of River Rock Casino's earnings before depreciation and amortization for five years, starting June 1, 2003.

      Route 66 Casinos, L.L.C.

      Route 66 Casinos, L.L.C. ("Route 66"), of which we are a 51% owner, was formed to assist the Laguna Development Corporation (the "LDC"), a federally chartered corporation which is wholly-owned by the Pueblo of Laguna tribe with the design and development of a casino located in New Mexico ("Route 66 Casino"). In exchange for its service, Route 66 has the exclusive right to lease gaming equipment to the LDC for a period of five years for the Route 66 Casino. The gaming equipment agreements include a five-year contract for 1,250 gaming devices to be placed in the Route 66 Casino, a one-year contract for 100 gaming devices in Rio Puerco temporary casino, and a contract that runs through February 2004 for 45 gaming devices in the existing Dancing Eagle Casino. We are currently in arbitration and litigation with the other member of Route 66 as discussed in Part II, Item 1.

      In addition, we and/or our subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

      MINING PROPERTIES AND CLAIMS - Historically, we have capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At June 30, 2003, management believes the net realizable value of the mineral reserves is in excess of our cost in the claims.

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

      REVENUE RECOGNITION OF INCOME - We recognize revenues from interest income as such interest accrues on outstanding notes receivable. The dates on which interest income is actually collected is dependent upon the terms of the particular debt agreement, and may not correspond to the date such interest income is recorded. Also, credit enhancement fee income from River Rock Casino is currently being accrued, and we anticipate that we will receive the payments by the end of the calendar year.

      INCOME TAXES - The asset and liability approach is used for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.

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

      STOCK-BASED COMPENSATION - We have adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We elected to continue following APB No. 25.

      BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries as of June 30, 2003. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

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

      SUBSTANTIAL LEVERAGE - In April 2003, IC-BH entered into a $210.6 million senior secured credit facility, which replaced its prior credit facility. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the Isle of Capri - Black Hawk Casino's operations has been more than sufficient to pay its debt obligations.

      We are highly leveraged with $36.6 million in corporate debt and lease guarantees of approximately $14.6 million for the River Rock Casino project. We also have guaranteed debt of $656,000for an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and loan repayments from the River Rock Casino project have been sufficient to satisfy our current debt obligations. Also, the LLC began earning credit enhancement fees from River Rock Casino for five years, starting in June 2003. However, if the River Rock Casino project is closed due to pending litigation, governmental inquiries or other reasons beyond our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing if required, the failure of which could have a material effect on our operations.

      RECENT ACCOUNTING PRONOUNCEMENTS - In May 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a significant impact on our financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003.

      In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We did not participate in any applicable activities as of and for the quarter ended June 30, 2003.

NOTE 3. ISLE OF CAPRI - BLACK HAWK, L.L.C.

      We are a 43% non-operating owner of IC-BH with Isle. Financing for the Isle of Capri - Black Hawk Casino was provided by the IC-BH debt offering of $75 million in 13% First Mortgage Notes. In December 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that were due in five years and a $10 million line of credit. The average interest on this new credit facility was estimated to be 6% to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that effectively converted $40 million of its floating rate debt to a fixed-rate basis for the next three years.

      In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino from IGT for $84 million. Also, to replace its existing credit facility, IC-BH entered into a new $210.6 million senior secured credit facility to providing financing for the acquisition of the new casinos and for possible future expansion. IC-BH now owns and operates three casinos in Colorado.

      Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through July 27, 2003 (IC-BH's quarter end) totaled $2,833,347 which has been included in our statement of operations for the fiscal year ended June 30, 2003. During our quarter ended June 30, 2003, we received cash distributions of $404,000 from IC-BH and our basis in the project through April 27, 2003 is $11,260,977 which includes an other comprehensive gain of $130,593, net of taxes of $67,275, related to the interest rate swap transaction.

The following is a summary of condensed financial information pertaining to IC-BH as of July 27, 2003 and for the quarter then ended:


                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                                  BALANCE SHEET

                                                                       July 27,
                                                                         2003
                                                                    --------------
                                                                    (in Thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                          $  19,001
   Short-term investments                                                11,996
   Accounts receivable - other                                              985
   Accounts receivable - related parties                                    134
   Deferred income taxes                                                    414
   Prepaid expenses                                                       3,660
                                                                      ---------
       TOTAL CURRENT ASSETS                                              36,190

Property and equipment, net                                             155,168
Deferred financing costs, net of accumulated amortization                 3,287
Restricted cash                                                              58
Goodwill and other intangible assets                                     35,407
Prepaid deposits and other                                                  420
                                                                      ---------
       TOTAL ASSETS                                                   $ 230,530
                                                                      =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                               $  12,063
   Accounts payable - trade                                               1,707
   Accounts payable - related parties                                     3,503
   Accrued liabilities:
     Interest                                                             1,287
     Payroll and related expenses                                         5,382
     Property, gaming and other taxes                                     4,640
     Income taxes                                                           466
     Progressive jackpot and slot club awards                             3,922
     Other                                                                1,321
                                                                      ---------
       TOTAL CURRENT LIABILITIES                                         34,291

Long-term debt, less current maturities                                 157,053
Other liabilities                                                         1,547
Deferred income taxes                                                       329
                                                                      ---------
       TOTAL LONG-TERM LIABILITIES                                      158,929
                                                                      ---------
       TOTAL LIABILITIES                                                193,220

Members' equity:
   Members' equity                                                       38,857
   Accumulated other comprehensive loss                                  (1,547)
                                                                      ---------
       TOTAL MEMBERS' EQUITY                                             37,310
                                                                      ---------
       TOTAL LIABILITIES AND MEMBERS' EQUITY                          $ 230,530
                                                                      =========

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                                INCOME STATEMENT

                                      Quarter
                                       Ended
                                      July 27,
                                       2003
                                   --------------
                                   (in Thousands)
REVENUES
  Casino                             $   45,983
  Rooms                                   1,543
  Food, beverage and other                5,370
                                     ----------
    Gross revenues                       52,896
  Less promotional allowances           (10,762)
                                     ----------
    Net revenues                         42,134

OPERATING EXPENSES
  Casino                                  6,757
  Gaming taxes                            8,725
  Rooms                                     385
  Food, beverage and other                1,214
  Facilities                              1,808
  Marketing and administrative            9,523
  Management fees                         1,909
  Depreciation and amortization           2,173
                                     ----------
    Total operating expenses             32,494
                                     ----------

Operating income                          9,640
Interest expense                         (2,911)
Interest income                              29
                                     ----------
Income before income taxes                6,758
Income tax provision                        169
                                     ----------
Net income                           $    6,589
                                     ==========


      The difference in carrying value of our investment in IC-BH and our equity interest in IC-BH is primarily due to the fact that we originally contributed appreciated property which was initially recorded by IC-BH at our fair market value while we continued to carry the property at its original cost basis.

      During IC-BH's quarter ended July 27, 2003, IC-BH recorded an other comprehensive gain of $460,158 related to the interest rate swap transaction. Our share of the other comprehensive gain was $130,593, net of taxes of $67,275.

NOTE 4. NOTES RECEIVABLE

      NOTES RECEIVABLE - DRY CREEK RANCHERIA - At June 30, 2003, the LLC had loans to the Dry Creek Rancheria Band of Pomo Indians totaling $32.6 million for the development and financing of its River Rock Casino project. The loans consist of a $23 million term loan and a $9.6 million construction advance loan. The $23 million loan bears an interest rate of 12% per annum with interest due only through August 2003 and will then be amortized over a four year period. The $9.6 million construction advance loan bears an interest rate of 12% per annum. River Rock Casino will use its excess cash flow as defined in the agreement to repay this loan. The scheduled principal repayments under the terms of the $23 million term loan are as follows:

                            Year Ended
                             June 30,
                            ---------
                               2004       $3,519,552
                               2005        5,210,907
                               2006        5,871,781
                               2007        6,616,469
                               2008        1,781,291
                                         -----------
                                         $23,000,000
                                         ===========

      NOTES RECEIVABLE - AFFILIATES - At June 30, 2003, Clay County Holdings, Inc ("CCH") owed us $3 million which amount bears an interest rate of 12% per annum, and is payable by maker in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At June 30, 2003, Service Interactive, Inc. ("SI") owed us $3 million which amount bears an interest rate of 12% per annum, and is payable by maker in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both notes are collateralized by a lien on Nevada Gold & Casinos, Inc. shares owned by Clay County Holdings with $10 million of market equity value as of June 30, 2003. The outstanding balances of notes receivable from CCH and SI were reduced by $150,000 and $150,000, respectively, during the quarter ended June 30, 2003.

      NOTES RECEIVABLE - OTHER - During the quarter ended June 30, 2003, we have received loan repayments of $ 3.3 million from a third party for a loan, which bore an interest rate of 16% per annum and matured on June 30, 2003.

NOTE 5. LONG-TERM DEBT

      We have a $13 million long-term credit facility that bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2005. The credit facility is secured by our interest in the IC-BH Casino. Up to 54% of the credit facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time to an amount not to exceed 4.99% of our then total issued and outstanding stock. As of June 30, 2003, we have drawn down the entire $13 million available under this credit facility.

      We also have a $23 million five-year credit facility. This new credit facility was used to satisfy the $23 million commitment Dry Creek Casino, L.L.C. made to the River Rock Casino project. The $23 million long-term credit facility bears interest at 12% with interest only payable through October 15, 2003 and will then be amortized over four years starting on October 15, 2003. This credit facility is secured by our interest in the IC-BH Casino, real property in the vicinity of Black Hawk, Colorado and the note receivable from River Rock Casino project. As of June 30, 2003, we have drawn down the entire $23 million available under this credit facility. The scheduled principal payments under the terms of the credit facility are as follows:

                            Year Ended
                             June 30,
                            ---------
                               2004       $3,112,746
                               2005        5,159,314
                               2006        5,813,644
                               2007        6,550,960
                               2008        2,363,336
                                         -----------
                                         $23,000,000
                                         ===========

NOTE 6. FEDERAL INCOME TAXES

      Temporary differences reflected in the deferred income tax accounts primarily relate to timing differences in the recognition of the allocated equity in earnings from IC-BH for tax and financial reporting purposes and tax benefits generated by available net operating loss carryforwards ("NOL's"). We have available NOL's amounting to $931,471 as of June 30, 2003.

      For the three months ended June 30, 2003, we recorded deferred tax expense in the amount of $863,377. Our recorded deferred tax expense excludes tax expense of $67,275 related to an interest rate swap transaction, which was recorded net of tax as an accumulated other comprehensive gain.

NOTE 7. COMPUTATION OF EARNINGS PER SHARE

      The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                        YEAR ENDED JUNE 30, 2003
                                                ----------------------------------------
                                                   Income         Shares      Per-Share
                                                (Numerator)   (Denominator)    Amount
                                                -----------   -------------   ----------
BASIC EPS
Income available to common stockholders         $ 1,763,096      11,171,734   $     0.16
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                        --       1,350,715        (0.02)
Convertible debt                                     30,355         557,487           --
                                                -----------   -------------   ----------
FULLY DILUTED EPS
Income available to common stockholders         $ 1,793,451      13,079,936   $     0.14
                                                ===========   =============   ==========


                                                        YEAR ENDED JUNE 30, 2002
                                                ----------------------------------------
                                                   Income        Shares        Per-Share
                                                (Numerator)   (Denominator)     Amount
                                                -----------   -------------   ----------
BASIC EPS
Income available to common stockholders         $ 1,380,350      10,776,537   $     0.13
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                        --       1,757,034        (0.02)
Convertible debt                                     29,568         543,035           --
                                                -----------   -------------   ----------
DILUTED EPS
Income available to common stockholders         $ 1,409,918      13,076,606   $     0.11
                                                ===========   =============   ==========

      As discussed in Note 8, we have a convertible debt security the holder of which has the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the quarters ended June 30, 2003 and 2002 results in these convertible debt security being dilutive.

NOTE 8. SEGMENT REPORTING

      We primarily operate in the gaming segment. The gaming segment consists of a casino entertainment complex in Black Hawk, Colorado, Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C.

      Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes amounts not allocated to the gaming segment such as corporate-related items, results of insignificant operations such as real estate and mining.

                             AS OF AND FOR THREE MONTHS ENDED JUNE 30, 2003
                             ----------------------------------------------
                                Gaming           Other           Totals
                              ------------    ------------    ------------
Revenue                       $    445,974    $     29,145    $    475,119
Segment profit (loss)              (38,888)        (89,738)       (128,626)
Segment assets                  48,429,283       3,987,827      52,417,110
Investment in Isle
 of Capri Black Hawk L.L.C      11,260,997              --      11,260,997
Interest expense                   974,111              --         974,111
Interest income                  1,037,324         270,326       1,307,649
Equity in earnings of
  equity investment              2,833,347              --       2,833,347

                                                 AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2002
                              ------------------------------------------------------------------------------------------
                                                  Real         Restaurant
                                 Gaming          Estate         Franchise       Mining           Other          Totals
                              ------------    ------------    ------------   ------------    ------------   ------------
Revenue                       $     90,319    $     30,367    $         --   $     10,500    $     18,547   $    149,733
Segment profit (loss)             (253,014)       (217,995)             --        (32,657)        191,070       (312,596)
Segment assets                  15,384,572       6,108,625              --        480,812              --     21,974,009
Investment in Isle of
  Capri Black Hawk, L.L.C.       8,633,782              --              --             --              --      8,633,782
Interest expense                        --              --              --            179         261,460        261,639
Interest income                    150,346              --              --             --         223,572        373,918
Equity in earning of
  equity investment              2,558,380              --              --             --              --      2,558,380


Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                              JUNE 30,
                                                     ---------------------------
                                                        2003            2002
                                                     -----------     -----------
Assets

Total assets for reportable segments                 $52,417,110     $21,974,009
Cash not allocated to segments                         2,707,343       1,322,892
Notes receivable not allocated to segments             5,850,751       7,061,557
Furniture, fixtures, & equipment not
  allocated to segments                                   41,636          57,060
Other assets not allocated to segments                        --         638,994
                                                     -----------     -----------
Total assets                                         $61,016,840     $31,054,512
                                                     ===========     ===========


Reconciliation of reportable segment revenues to our consolidated totals are as follows:

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                      2003         2002
                                                   ----------   ----------
Revenue

Total revenue for reportable segments              $  475,119   $  116,482
Interest income allocated to reportable segments    1,307,649      373,918
                                                   ----------   ----------
Total revenue                                      $1,782,768   $  490,400
                                                   ==========   ==========


Reconciliation of reportable segment profit or loss to our consolidated totals are as follows:


                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                      2003         2002
                                                   ----------   ----------
Profit or loss

Total loss for reportable segments                 $ (128,626)  $ (312,596)
Equity in income of equity investments              2,833,347    2,558,380
Minority interest                                     (78,248)     (41,484)
                                                   ----------   ----------
Net income before federal income tax provision     $2,626,473   $2,204,300
                                                   ==========   ==========

NOTE 9. COMMITMENTS AND CONTINGENCIES

      We have office space in Houston, Texas under a five-year term ending December 31, 2006. The expected future minimum payments on the lease at June 30, 2003 are as follows:

                   Year Ended June 30,      Amount
                   -------------------    ----------
                       2004               $   78,622
                       2005                   87,020
                       2006                   87,020
                       2007                   43,510
                                          ----------
                                          $  296,172
                                          ==========

      As of June 30, 2003, we have a total of $14.6 million in guarantees on equipment financing and operating leases for the River Rock Casino project. The guarantees supported equipment financing and operating leases. In the event of the River Rock Casino's nonperformance under the terms of the equipment financing and operating lease, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities. Assuming normal operations, we expect that all of our guarantees for the River Rock Casino project will expire or be released within two years.

      During the quarter ended June 30, 2003, our guarantees on debt of SI for the performance of the payment obligations decreased from $1.3 million to $656,000. In the event of SI's nonperformance under the terms of the obligation, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our financial position or results of our operations.

      The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended March 31, 2003. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement are based.

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

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and that effect the disclosure of contingent assets and liabilities. There is no assurance that actual results will not differ from those estimates and assumptions.

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

      Revenue Recognition of Income

      A substantial portion of our revenues for the quarter consisted of interest income. We recognize revenues from interest income as such interest accrues on outstanding note receivables. The dates on which interest income is actually collected is dependent upon the terms of the particular debt agreement, and may not correspond to the date such interest income is recorded. During the quarter ended June 30, 2003, our largest debtor was the Dry Creek Casino, L.L.C, which borrowed the funds to loan to the River Rock Casino. The interest income on such loans will be repaid to us as debt repayments are made by the Dry Creek Rancheira Band of Pomo Indians to the Dry Creek Casino, L.L.C, as the terms of our loan to the Dry Creek Casino, L.L.C mirror its loans to the tribe. As such, the ability of the tribe to repay the Dry Creek Casino, L.L.C will directly effect our ability to receive the interest income when due. Also, credit enhancement fee income from River Rock Casino is currently being accrued, and we anticipate that we will receive the payments by the end of the calendar year.

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

General

      We are primarily a developer of gaming properties. We reported net income of $1.8 million for the quarter ended June 30, 2003 compared to net income of $1.4 million for the quarter ended June 30, 2002.

      Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the quarter ended June 30, 2003, our allocable income from IC-BH through July 27, 2003, IC-BH's quarter end, totaled $2.8 million, compared to $2.6 million for the same period in fiscal 2002. During the quarter, we received a cash distribution of $404,000 from IC-BH and our basis in the project through July 27, 2003 is $11.3 million, including an other comprehensive gain of $131,000, net of taxes of $67,000, related to an interest rate swap transaction.

      Our ownership of RCI is accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. Our portion of RCI's undistributed losses through March 31, 2003 totaled $17,000. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $898,000 is not reflected in our financial statements.

      We own majority interests in Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C., of 69% and 51%, respectively. For financial reporting purposes, the assets, liabilities, and earnings of the partnership entities are included in our consolidated financial statements. The interests of the other members of both entities have been recorded as minority interest totaling $ 1.2 million at June 30, 2003.

      We have made loans to the Dry Creek Casino, L.L.C., which has in turn made loans to the River Rock Casino. We will be repaid these loans, as the Dry Creek Casino, L.L.C. is repaid. Excluding, the repayments on these loans, as a member of the Dry Creek Casino, L.L.C., we will also receive income from the River Rock Casino. This income is referred to in this report as "credit enhancement fees" and equal 20% of River Rock Casino's earnings before depreciation and amortization for a period of five years.

      Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, and Nevada County, California. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

Results of Operations

      Comparison of the quarter ended June 30, 2003 and 2002

      REVENUES. Revenues increased 264%, or $1.3 million, to $1.8 million for the quarter ended June 30, 2003. Our revenue primarily consists of the following income streams:

Gaming Assets Participations

            DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino which is equal to 20% of River Rock Casino's earnings before depreciation and amortization. During the quarter ended June 30, 2003, the credit enhancement fee income was $300,000, and is currently being accrued, and we anticipate that we will receive payments by the end of the calendar year.

            ROUTE 66 CASINOS, L.L.C. The gaming lease income of $146,000 consisted entirely of estimated revenues from gaming equipment from the Route 66 Casino. As discussed in Part II, Item 1, we are in litigation and arbitration with our co-member on this project, and as such, we have estimated these amounts.

Other Revenues

            INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 264%, or $934,000, to $1.3 million for the quarter ended June 30, 2003. The majority of the increase is attributable to the $25.4 million increase in the loans made in connection with the River Rock Casino project over the comparable Quarter of the prior year. Commencing in May 2003, we began receiving interest payments on our River Rock Casino loans, and expect to receive principal on such loan in fiscal 2004. As such, we expect interest income in the future to decrease in connection with this project. In addition, if the Dry Creek Rancheria Band of Pomo Indians refinances the loans it has received for the River Rock Casino project, we may be repaid all or part of our outstanding loans, which will significantly reduce our interest income in future periods.

            ROYALTY INCOME. Royalty income increased 29% to $14,000 for the quarter ended June 03, 2003. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we would receive $58,000 for fiscal 2004. However, our agreement with Romarco is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

      EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 11% to $2.8 million for the quarter ended June 30, 2003 compared to $ 2.6 million in the quarter ended June 30, 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH.

      TOTAL EXPENSES. Total expenses increased 138%, or $1.1 million to $1.9 million for the quarter ended June 30, 2003, compared to $803,000 in the quarter ended June 30, 2002. The increase is due primarily to an increase in general and administrative expenses, interest expense, other expense, salaries, and legal and professional fees as discussed below:

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 30%, or $75,000, to $327,000 for the quarter ended June 30, 2003, compared to $252,000 in the quarter ended June 30, 2002. The increase is primarily attributable to $59,000 of estimated general and administrative expenses of Route 66 and an increase in amortization of loan issue cost.

            INTEREST EXPENSE. Interest expense increased 272%, or $712,000, to $974,000 for the quarter ended June 30, 2003, compared to $262,000 in the quarter ended June 30, 2002 due to additional borrowings from our credit facility during the fiscal year ended March 31, 2003. We expect interest expense to decrease in the future, as we repay our $23 million credit facility from proceeds received from loans made in connection with the River Rock Casino project are repaid, we expect interest expense to decrease.

            SALARIES. Salaries increased 25%, or $54,000, to $274,000 for the quarter ended June 30, 2003, compared to $219,000 in the quarter ended June 30, 2002.

            LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 568%, or $267,000, to $314,000 for the quarter ended June 30, 2003, compared to $47,000 in the quarter ended June 30, 2002 due to an increase in legal fees related to allegations as discussed in Part II, Item 1.

      NET INCOME. Net income increased 28% or $383,000 to $1.8 million for the quarter ended June 30, 2003 as compared to net income of $1.4 million in the quarter ended June 30, 2002. This increase is primarily the result of increases in revenues, equity in earnings of IC-BH and the credit enhancement fee from River Rock Casino.

Liquidity and Capital Resources

      OPERATING ACTIVITIES. Net cash used by operating activities during the quarter ended June 30, 2003, amounted to $414,000, a decrease of $915,000, over the $502,000 of net cash provided by operating activities during the quarter ended June 30, 2002. The decrease is primarily due to a decrease of $782,000 in cash distributions from IC-BH during the quarter ended June 30, 2003 to $404,000. Such decrease is primarily due to IC-BH utilizing excess cash flow to pay down debt.

      INVESTING ACTIVITIES. Net cash used in investing activities during the quarter ended June 30, 2003, amounted to $888,000, a decrease of $2.8 million, over the $3.7 million of net cash used in investing activities in the quarter ended June 30, 2002. The decrease is primarily due to a $3.3 million loan repayment we received.

      FINANCING ACTIVITIES. Net cash provided by financing activities during the quarter ended June 30, 2003, amounted to $41,000, a decrease of $3.5 million, over $3.5 million of net cash provided by financing activities in the quarter ended June 30, 2002. The decrease was primarily due to the absence of borrowing during the quarter ended June 30, 2003. During the quarter ended June 30, 2003, we repaid $5,000 of our outstanding debt and we paid $130,000 for deferred loan issue costs. During the quarter ended June 30, 2003, we issued 44,000 shares of common stock for receiving an aggregate proceeds of $100,000 upon the exercise of common stock options.

      We have a $13 million long-term credit facility that bears interest at 11% per annum, payable monthly, with principal maturing during December 2005. The $13 million credit facility is secured by our interest in the IC-BH Casino. Up to 54% of the $13 million credit facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited in any one year period to an amount not to exceed 4.99% of our then total issued and outstanding stock. As of June 30, 2003, we have drawn the entire $13 million available under this credit facility.

      We also have a $23 million credit facility that bears interest at 12% per annum with interest only payable through October 2003, and which will then be amortized over four years. We have utilized the proceeds from this credit facility to fund loans to the Dry Creek Casino, L.L.C., which were then loaned to the River Rock Casino project. This $23 million credit facility is also secured by our interest in IC-BH, real property in the vicinity of Black

Hawk, Colorado and the note receivable from the River Rock Casino project. As of June 30, 2003, we have drawn the entire $23 million available under this credit facility.

      As of June 30, 2003, we had cash available of $2.7 million, and a total scheduled loan repayments of $4.7 million from Dry Creek Casino, L.L.C. and affiliate companies for the next twelve months. Our current liabilities include $3.1 million of the current portion of long-term debt, which relates to repayments on our $23 million credit facility for the next twelve months. We have primarily utilized these funds to make loans to the Dry Creek Casino, L.L.C. The repayments due on the $23 million credit facility essentially mirror the terms of our loan to the Dry Creek Casino, L.L.C. As we receive repayments on our loans to the Dry Creek Casino, L.L.C., we intend to utilize these funds to pay the current portion of the long-term debt due during the next twelve months. As such, assuming Dry Creek Casino, L.L.C makes all required payments to us, we will not be required to raise any funds to repay the preponderance of the current portion of our long-term debt due during the next twelve months.

      During the next twelve months, we expect to receive: (a) cash distributions from IC-BH of approximately $4 million based on our current estimates, (b) repayment of advances made to the Dry Creek Casino, L.L.C. for the River Rock Casino project, and (c) loan repayments of $1.2 million from affiliate companies. In addition, starting in June 2003, the Dry Creek Casino, L.L.C. began earning its credit enhancement fee from River Rock Casino, starting in June 2003 and we anticipate receiving payments by the end of the calendar year. As we have drawn down the maximum amounts available under our current credit facilities, we will be depending primarily on the monies received from IC-BH, the credit enhancement fee to be paid to the Dry Creek Casino, L.L.C., and loan repayments of $1.2 million from affiliate companies to fund our operations for the next twelve months.

      We are highly leveraged with $36.6 million in corporate debt and lease guarantees of approximately $14.6 million for the River Rock Casino project. We also have guaranteed debt of $656,000 of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and loan repayments from the River Rock Casinos project have been sufficient to satisfy our current obligations. Also, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from the River Rock Casino for five years, starting June 1, 2003. However, if the River Rock Casino project is closed due to pending litigation, governmental inquiries or other reasons beyond our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. In addition, if the River Rock Casino is unable to make debt payments or payments of the credit enhancement fees to the Dry Creek Casino, L.L.C. for any reason, the Dry Creek Casino L.L.C. will be unable to make its required debt repayment to us, which will affect our ability to repay our debt obligations. There is no assurance that we will be able to obtain additional financing if required to fund working capital needs or debt repayment obligations, the failure of which could have a material effect on our operations.

      RECENT ACCOUNTING PRONOUNCEMENTS - In May 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a significant impact on our financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003.

      In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We did not participate in any applicable activities as of and for the quarter ended
June 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks relating to our operations result primarily from credit risk concentrations. We do not believe we are subject to material interest rate risk or foreign currency risk.

      We have utilized the majority of our credit facilities to make loans to Dry Creek Casino, L.L.C., which has made loans to the River Rock Casino. If the River Rock Casino is unable to make its debt payments to the Dry Creek Casino, L.L.C. for any reason, the Dry Creek Casino L.L.C. will be unable to make its required debt repayment to us, which will affect our ability to repay our credit facilities. As discussed in Item 2 above, if the River Rock Casino project is closed for any reason, we may have difficulty meeting our short-term and long-term obligations. We currently believe that this is our primary credit risk.

      As our credit facilities are fixed interest rate instruments, an interest rate change would not have any impact on our operations. Our interest in RCI is dependent on RCI's valuation, which is subject to the value of the Real, the Brazilian currency, which has been subject to rapid fluctuations. However, we do not believe the results of RCI's operations have a material effect on our financial operations.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      During May 2002, we were named as a defendant in Case No. 2002-22278, Corporate Strategies, Inc., vs. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc., has alleged it is owed warrants to purchase 429,444 shares of common stock at an average exercise price of $2.36 per share pursuant to a consulting agreement entered into during December 1997. The plaintiff is seeking damages based on the difference between the current market price of our common stock and the exercise price of the warrants. Discovery has commenced and is ongoing. We are vigorously defending the suit and we have asserted counterclaims against Corporate Strategies, Inc., and third party claims against its current and former members, Harold Finstad, Arthur Porcari, Stephen Porcari, and Martin R. Nathan, including breach of contract, fraud, and rescission of the contract and warrants. During February 2003, Martin R. Nathan filed a counterclaim to our counterclaim asserting, among other actions, breach of contract, fraud, and violation of securities laws, and is seeking monetary damages and the issuance of certain securities. We are vigorously defending this counterclaim.

      On September 27, 2002, we commenced an arbitration proceeding against American Heritage, Inc. (d/b/a The Gillmann Group), a member with us in Route 66 Casinos, L.L.C. The arbitration was instituted when it became apparent The Gillmann Group failed to honor its contractual obligations with respect to the project. Route 66 Casinos, L.L.C. was formed to provide, among other services, gaming equipment to the Pueblo of Laguna for the development of a casino to be located 11 miles west of Albuquerque, New Mexico. In October 2002, we filed suit in Texas to collect on a related note, pursuant to which The Gillman Group is in default. This case is styled Case No. 2002-51378, Nevada Gold & Casinos, Inc. v. American Heritage, Inc. d/b/a The Gillman Group, and Frederick Gillman. In a related matter, The Gillmann Group and its principal filed a lawsuit based on the same contract concerning Route 66 Casinos, L.L.C. in Nevada entitled Case No. A457315, American Heritage, Inc., and Fred Gillmann v. Nevada Gold & Casinos, Inc. and Route 66 Casinos, L.L.C. in the District Court, Clark County, Nevada. The plaintiffs are attempting to revoke the Route 66 Casinos operating agreement and have also alleged tort causes of action. While we believe that the entirety of the dispute will be resolved in the arbitration proceeding based on an arbitration agreement between the parties, there can be no assurance that the process may not be adjudicated in court. The Nevada lawsuit is currently before the Nevada Supreme Court in Case no. 40757, on a procedural issue concerning the arbitration.

      In January 2003, we were named as a defendant, along with several other parties, including Dry Creek Casino, L.L.C. (collectively, the "defendants"), in the Superior Court of California by Sonoma Falls Developer, L.L.C., Sonoma Falls Manager, L.L.C., and Sonoma Falls Lender, L.L.C. ("Sonoma Falls"). Sonoma Falls has alleged the defendants intentionally interfered with an agreement between Sonoma Falls and the Dry Creek Rancheria Band of Pomo Indians (the "Tribe") and that the defendants engaged in unlawful, unfair, and/or fraudulent business acts. Sonoma Falls is seeking compensatory, consequential, and punitive damages, including loss and disgorgement of profits. As part of our agreement with the Tribe, we are an indemnified party with respect to this litigation. We intend to vigorously defend the suit.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are to be filed as part of this report:

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

      Exhibit 31.1(*)   Chief Executive Officer Certification Pursuant to
                        Section 13a-14 of the Securities Exchange Act.

      Exhibit 31.2(*)   Chief Financial Officer Certification Pursuant to
                        Section 13a-14 of the Securities Exchange Act.

      Exhibit 32.1(*)   Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.

      Exhibit 32.2(*)   Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.

      (*)   filed herewith

      (b)   Reports on Form 8-K - On June 27, 2003, we filed a current report on
                                  Form 8-K that included a press release
                                  announcing our result for the fiscal year ended March 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.
---------------------------

By: /s/ Christopher Domijan
---------------------------
Christopher Domijan, Chief Financial Officer

Date: August 14, 2003

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

Exhibit 31.1(*)   Chief Executive Officer Certification Pursuant to
                  Section 13a-14 of the Securities Exchange Act.

Exhibit 31.2(*)   Chief Financial Officer Certification Pursuant to
                  Section 13a-14 of the Securities Exchange Act.

Exhibit 32.1(*)   Certification Pursuant to 18 U.S.C. Section 1350, as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

Exhibit 32.2(*)   Certification Pursuant to 18 U.S.C. Section 1350, as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

(*)   filed herewith