Form 10-Q
period 2003-09-30
NEVADA GOLD & CASINOS INC
filed 2003-11-14
CIK 277058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal period ended September 30, 2003

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from______________ to _____________________

                         Commission file number 0-8927
                                                ------

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

         The number of common shares outstanding was 11,954,652 as of November 14, 2003.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 AND
           MARCH 31, 2003.....................................................3
         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           MONTHS ENDED SEPTEMBER 30, 2003 AND 2002...........................4
         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
           MONTHS ENDED SEPTEMBER 30, 2003 AND 2002...........................5
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
           MONTHS ENDED SEPTEMBER 30, 2003 AND 2002...........................6
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................7
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................17
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........24
ITEM 4.  CONTROLS AND PROCEDURES.............................................24


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..................................................24
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................25
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................25
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................25
ITEM 5.  OTHER INFORMATION...................................................25
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................26

                         PART I. FINANCIAL INFORMATION
ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                          NEVADA GOLD & CASINOS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,          March 31,
                                                                                            2003                  2003
                                                                                      ------------------    -----------------
                                                                                         (Unaudited)           (Audited)
                                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                              $      1,908,945      $     3,968,146
Notes receivable                                                                              5,964,540               -
Accounts receivable                                                                           2,861,014              359,008
Other receivable                                                                                669,971                2,125
                                                                                      ------------------    -----------------
    TOTAL CURRENT ASSETS                                                                     11,404,470            4,329,279
                                                                                      ------------------    -----------------

Other Assets:
  Isle of Capri-Black Hawk, L.L.C.                                                           12,977,042            8,633,782
  Dry Creek Casino, L.L.C.                                                                      808,510              659,897
  Route 66 Casinos, L.L.C.                                                                    1,296,592            1,290,199
  Gold Mountain Development, L.L.C.                                                           3,203,728            3,065,281
  Goldfield Resources, Inc.                                                                     480,812              480,812
  Sunrise Land and Minerals Corporation                                                         371,750              371,750
  Restaurant Connections International, Inc.                                                          -                    -
Note receivable from Dry Creek Rancheria, net of current portion                             27,794,144           28,334,437
Note receivable from affiliates, net of current portion                                       4,401,515            6,150,552
Note receivable - other                                                                               -            3,339,060
Deferred loan issue costs                                                                       818,664              838,026
Other assets                                                                                    630,034              236,416
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $112,526 and $130,653 at September 30 and March 31, 2003, respectively                          37,003               43,399
                                                                                      ------------------    -----------------
TOTAL ASSETS                                                                           $     64,224,264      $    57,772,890
                                                                                      ==================    =================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                               $      1,227,863      $       882,388
Accrued interest payable                                                                          -                  314,829
Deferred income tax liability                                                                 4,425,164            2,384,425
Current portion of long term debt                                                             5,457,295            1,932,072
                                                                                      ------------------    -----------------
    TOTAL CURRENT LIABILITIES                                                                11,110,322            5,513,714
                                                                                      ------------------    -----------------
LONG TERM LIABILITIES
Deferred income                                                                               1,039,867            1,014,729
Notes payable, net of current portion                                                        30,548,896           34,683,665
                                                                                      ------------------    -----------------
    TOTAL LONG TERM LIABILITIES                                                              31,588,763           35,698,394
                                                                                      ------------------    -----------------
TOTAL LIABILITIES                                                                            42,699,085           41,212,108
                                                                                      ------------------    -----------------

MINORITY INTEREST
Dry Creek Casino, L.L.C.                                                                        704,374              360,450
Route 66 Casinos, L.L.C.                                                                        881,567              671,852


COMMITMENTS AND CONTINGENCIES                                                                      -                    -

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 11,312,985 and
11,149,772 shares issued and outstanding at September 30 and March 31, 2003,
respectively                                                                                  1,357,558            1,337,973
Additional paid in capital                                                                   10,190,451            9,847,840
Retained earnings                                                                             8,753,691            4,912,245
Accumulated other comprehensive loss                                                           (362,462)            (569,578)
                                                                                      ------------------    -----------------
    TOTAL STOCKHOLDERS' EQUITY                                                               19,939,238           15,528,480
                                                                                      ------------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $     64,224,264      $    57,772,890
                                                                                      ==================    =================

   The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                                    September 30,
                                                      -------------------------------------------
                                                           2003                         2002
                                                      ---------------               -------------
REVENUES
Gaming Assets Participations:
   Dry Creek Casino, L.L.C.                            $   1,408,750                 $      -
   Route 66 Casinos, L.L.C.                                  971,645                     145,516
Other income:
   Royalty income                                             15,134                      12,500
   Lease income                                                  -                         1,400
   Gain on land sale                                             -                       561,649
   Interest income                                         1,245,651                     620,885
   Miscellaneous income                                       19,330                       7,005
                                                      ---------------               -------------

    TOTAL REVENUES                                         3,660,510                   1,348,955
                                                      ---------------               -------------

EXPENSES
General and administrative                                   287,516                     159,663
Interest expense                                           1,001,179                     518,012
Salaries                                                     286,551                     219,985
Legal and professional fees                                  528,291                     156,135
Write-off of capitalized development cost                     23,403                     178,437
Other                                                         46,678                      45,520
Route 66 Casinos, L.L.C. expense                             594,586                      94,586
                                                      ---------------               -------------
    TOTAL EXPENSES                                         2,768,204                   1,372,338
                                                      ---------------               -------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK             2,657,101                   2,351,897

MINORITY INTEREST
Dry Creek Casino, L.L.C.                                    (215,632)                    (21,874)
Route 66 Casinos, L.L.C.                                    (184,759)                    (24,955)
                                                      ---------------               -------------

Net income before federal income tax provision             3,149,016                   2,281,685

Federal income tax provision                               1,070,666                     354,039
                                                      ---------------               -------------

NET INCOME                                             $   2,078,350                 $ 1,927,646
                                                      ===============               =============

PER SHARE INFORMATION
Net income available to common
   shareholders                                        $   2,078,350                 $ 1,927,646
                                                      ===============               =============

Net income per common share - basic                    $        0.18                 $      0.18
                                                      ===============               =============

Net income per common share - diluted                  $        0.16                 $      0.16
                                                      ===============               =============

Basic weighted average number of
   common shares outstanding                              11,251,185                  10,898,558
                                                      ===============               =============

Fully diluted weighted average number of
   common shares outstanding                              13,363,005                  12,415,735
                                                      ===============               =============

   The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   Six Months Ended
                                                                    September 30,
                                                      -------------------------------------------
                                                           2003                         2002
                                                      ---------------               -------------
REVENUES
Gaming Assets Participations:
   Dry Creek Casino, L.L.C.                            $   1,709,208                 $      -
   Route 66 Casinos, L.L.C.                                1,117,162                     202,584
Other income:
   Royalty income                                             28,634                      23,000
   Lease income                                                  -                         3,500
   Gain on land sale                                             -                       589,916
   Interest income                                         2,553,300                     994,803
   Miscellaneous income                                       34,975                      25,551
                                                      ---------------               -------------

    TOTAL REVENUES                                         5,443,279                   1,839,354
                                                      ---------------               -------------

EXPENSES
General and administrative                                   520,375                     313,225
Interest expense                                           1,975,290                     779,652
Salaries                                                     560,155                     439,444
Legal and professional fees                                  842,318                     202,872
Write-off of capitalized development cost                     23,403                     238,437
Other                                                         68,886                      68,387
Route 66 Casinos, L.L.C. expense                             689,172                     133,317
                                                      ---------------               -------------

    TOTAL EXPENSES                                         4,679,599                   2,175,334
                                                      ---------------               -------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK             5,490,448                   4,910,278

MINORITY INTEREST
Dry Creek Casino, L.L.C.                                    (268,924)                    (54,373)
Route 66 Casinos, L.L.C.                                    (209,715)                    (33,941)
                                                      ---------------               -------------

Net income before federal income tax provision             5,775,489                   4,485,984

Federal income tax provision                               1,934,043                   1,177,988
                                                      ---------------               -------------

NET INCOME                                             $   3,841,446                 $ 3,307,996
                                                      ===============               =============

PER SHARE INFORMATION
Net income available to common
   shareholders                                        $   3,841,446                 $ 3,307,996
                                                      ===============               =============

Net income per common share - basic                    $        0.34                 $      0.31
                                                      ===============               =============

Net income per common share - diluted                  $        0.29                 $      0.26
                                                      ===============               =============

Basic weighted average number of
   common shares outstanding                              11,211,676                  10,838,954
                                                      ===============               =============

Fully diluted weighted average number of
   common shares outstanding                              13,251,925                  12,891,425
                                                      ===============               =============

   The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Six Months Ended
                                                                          September 30,
                                                          -----------------------------------------------
                                                                 2003                        2002
                                                          -------------------          ------------------
CASH FLOWS - OPERATING ACTIVITIES:
Net income                                                 $       3,841,446            $      3,307,996
Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
  Depreciation                                                        11,581                      15,853
  Consultant option expenses                                          77,500                         -
  Amortization of loan issue costs                                   148,949                      73,616
  Amortization of capitalized development cost                        57,751                         -
  Amortization of deferred income                                   (143,960)                    (30,409)
  Gain on sales of land                                                  -                      (589,916)
  Write-off of project development cost                               23,403                     238,437
  Equity in earnings of Isle of Capri-Black Hawk                  (5,490,448)                 (4,910,278)
  Cash distribution from Isle of Capri-Black Hawk                  1,461,000                   3,183,000
  Deferred income tax expense                                      1,934,043                   1,177,988
  Minority interest
    Dry Creek Casino, L.L.C.                                         268,924                      54,373
    Route 66 Casinos, L.L.C.                                         209,715                      33,941
Changes in operating assets and liabilities:
    Receivables and other assets                                  (3,165,112)                   (933,343)
    Accounts payable and accrued liabilities                          38.989                     222,655
                                                          -------------------          ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (726,219)                  1,843,913
                                                          -------------------          ------------------

CASH FLOWS - INVESTING ACTIVITIES:
Net Proceeds from the sales of land                                     -                      3,611,200
Purchases of real estate and assets held for development            (769,776)                   (813,978)
Purchase of furniture, fixtures, and equipment                        (5,185)                    (10,181)
Note receivable from Dry Creek Rancheria                          (4,089,855)                (14,012,074)
Note receivable - other                                            3,339,060                     (32,129)
Note receivable from affiliates                                      549,037                     730,332
                                                          -------------------          ------------------
NET CASH USED IN INVESTING ACTIVITIES                               (976,719)                (10,526,830)
                                                          -------------------          ------------------

CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from debt                                                      -                     11,168,497
Deferred loan issue costs                                           (129,587)                   (394,913)
Reacquisition and retirement of common stock                            -                       (402,820)
Dry Creek Casino, L.L.C. capital contribution                         75,000                       5,250
Common stock issued for cash                                         307,870                     329,120
Payments on debt                                                    (609,546)                    (10,320)
                                                          -------------------          ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (356,263)                 10,694,814
                                                          -------------------          ------------------

Net increase (decrease) in cash                                   (2,059,201)                  2,011,897
Beginning cash balance                                             3,968,146                   1,021,913
                                                          -------------------          ------------------
Ending cash balance                                        $       1,908,945            $      3,033,810
                                                          ===================          ==================

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                     $       2,428,198            $        813,732
                                                          -------------------          ------------------

  The accompanying notes are an integral part of these financial statements.

                          NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS

         We are primarily a developer of gaming properties.

         Isle of Capri Black Hawk, L.L.C.
         --------------------------------

         We are a 43% non-operating owner of Isle of Capri Black Hawk, L.L.C. ("IC-BH") with Isle of Capri Casinos, Inc. ("Isle"). In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino from IGT for $84 million. Also, to replace its existing credit facility, IC-BH entered into a new $210.6 million senior secured credit facility to provide financing for the acquisition of the casinos and for possible future expansion. IC-BH now owns and operates three casinos in Colorado (referred to collectively as the "Casinos"). Isle manages the Casinos under an agreement for a fee based upon a percentage of the casino's revenues and operating profit. IC-BH's gaming properties are:

         o the Isle of Capri - Black Hawk Casino and hotel located in Black Hawk, Colorado;

         o the Colorado Central Station Casino located in Black Hawk, Colorado; and

         o        the Colorado Grande Casino located in Cripple Creek,
                  Colorado.

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

         Dry Creek Casino, L.L.C.
         ------------------------

         Dry Creek Casino, L.L.C. of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians with the development and financing of its River Rock Casino located approximately 75 miles north of the San Francisco Bay area, in Sonoma County, California. The casino features 1,600 slot machines, 16 table games, and two restaurants. As of September 30, 2003, we had loaned $31.1 million to Dry Creek Casino, L.L.C., which loaned such funds to the River Rock Casino project, and we guaranteed equipment financing and operating leases of approximately $13.3 million. Under the development and loan agreement, Dry Creek Casino, L.L.C. began earning 20% of River Rock Casino's earnings before taxes, depreciation, and amortization for five years, starting June 1, 2003 and ending on May 31, 2008. (See Note 10, Subsequent Events)

         Route 66 Casinos, L.L.C.
         ------------------------

         Route 66 Casinos, L.L.C. ("Route 66"), of which we are a 51% owner, was formed to assist the Laguna Development Corporation (the "LDC"), a federally chartered corporation which is wholly-owned by the Pueblo of Laguna tribe with the design and development of a casino located in New Mexico ("Route 66 Casino"). In exchange for its service, Route 66 has the exclusive right to lease gaming equipment to the LDC for a period of five years for the Route 66 Casino. On September 4, 2003, the Route 66 Casino opened. The gaming equipment agreements include a five-year contract for 1,250 gaming devices to be placed in the Route 66 Casino, a one-year contract for 100 gaming devices in Rio Puerco temporary casino, and a contract that runs through February 2004 for 45 gaming devices in the existing Dancing Eagle Casino. We are currently in arbitration and litigation with the other member of Route 66 as discussed in
Part II, Item 1. As a result, information presented in our consolidated financial statements related to Route 66 Casinos, L.L.C. has been estimated by us.

         In addition, we and/or our subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements included herein have been prepared by us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessary indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that all disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

         FURNITURE, FIXTURES, AND EQUIPMENT - We depreciate furniture, fixtures, and equipment over their estimated useful lives, ranging from two to seven years, using the straight-line method. Expenditures for furniture, fixtures, and equipment are capitalized at cost. When items are retired or otherwise disposed of, a gain or (loss) is recorded for the difference between net book value and proceeds realized on the property. Ordinary maintenance and repairs are charged to expense, and replacements and improvements are capitalized.

         REVENUE RECOGNITION - We record revenues from interest income as such interest accrues on outstanding notes receivable. The dates on which interest income is actually collected is dependent upon the terms of the particular debt agreement, and may not correspond to the date such interest income is recorded.

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

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries as of September 30, 2003. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We are currently in arbitration and litigation with the other member of Route 66 as discussed in Part II, Item 1. As a result, information presented in our consolidated financial statements related to Route 66 has been estimated by us.

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

         SUBSTANTIAL LEVERAGE - In April 2003, IC-BH entered into a $210.6 million senior secured credit facility, which replaced its prior credit facility. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the Isle of Capri - Black Hawk Casino's operations has been sufficient to pay its debt obligations.

         At September 30, 2003, we were highly leveraged with $36 million in corporate debt and lease guarantees of approximately $13.3 million for the River Rock Casino project. We also have guaranteed debt of $552,000 for an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and loan repayments from the River Rock Casino project have been sufficient to satisfy our current debt obligations. Also, the Dry Creek Casino, L.L.C. began earning credit enhancement fees from River Rock Casino for five years, starting in June 2003. However, if the River Rock Casino project is closed due to pending litigation, governmental inquiries or other reasons beyond our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing if required, the failure of which could have a material effect on our operations. (See Note 10, Subsequent Events)

         RECENT ACCOUNTING PRONOUNCEMENTS - In May 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003. We did not participate in any applicable activities as of and for the quarter ended September 30, 2003.

            In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We did not participate in any applicable activities as of and for the quarter ended September 30, 2003.

NOTE 3.  ISLE OF CAPRI - BLACK HAWK, L.L.C.

         We are a 43% non-operating owner of IC-BH which now owns and operated three casinos in Colorado. Financing for the Isle of Capri - Black Hawk Casino was initially provided by the IC-BH debt offering of $75 million in 13% First Mortgage Notes. In December 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that were due in five years and a $10 million line of credit. The average interest on the credit facility was 6% to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into interest rate swap agreement that effectively converted $40 million of its floating rate debt to a fixed-rate basis for the following three years.

          In April 2003, in connection with IC-BH's acquisition of the Colorado Central Station Casino and Colorado Grande Casino from IGT for $84 million, IC-BH's $90 million senior secured credit facility was increased to $210.6 million, (of which $166 million has been drawn down) to provide financing for the acquisition of the new casinos and for possible future expansion. The weighted average effective interest rate of total debt outstanding under the IC-BH's senior secured credit facility at July 27, 2003 was 5.9%. IC-BH now owns and operates three casinos in Colorado.

         Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through October 26, 2003 (IC-BH's quarter end) totaled $2,657,101 which has been included in our statement of operations for the six months ended September 30, 2003. During our quarter ended September 30, 2003, we received cash distributions of $1,057,000 from IC-BH and our basis in the project through October 26, 2003 is $12,977,042 which includes an other comprehensive gain of $76,523, net of taxes of $39,421, related to the interest rate swap transaction.

The following is a summary of condensed financial information pertaining to IC-BH as of October 26, 2003 and for the quarter then ended:


                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                         October 26,
                                                                            2003
                                                                       ---------------
  ASSETS                                                                (in Thousands)
  Current assets:
       Cash and cash equivalents                                            $  19,493
       Short-term investments                                                  16,997
       Accounts receivable - other                                              1,105
       Accounts receivable - related parties                                        9
       Deferred income taxes                                                      414
       Inventories                                                                657
       Prepaid expenses                                                         2,032
                                                                       ---------------
              TOTAL CURRENT ASSETS                                             40,707

  Property and equipment, net                                                 155,679
  Deferred financing costs, net of accumulated amortization                     3,026
  Restricted cash                                                                  35
  Goodwill and other intangible assets                                         35,479
  Prepaid deposits and other                                                      420
                                                                       ---------------
              TOTAL ASSETS                                                  $ 235,346
                                                                       ===============

  LIABILITIES AND MEMBERS' EQUITY Current liabilities:
       Current maturities of long-term debt                                 $  11,924
       Accounts payable - trade                                                 2,806
       Accounts payable - related parties                                       1,993
       Accrued liabilities:
           Interest                                                             1,245
           Payroll and related expenses                                         5,995
           Property, gaming and other taxes                                     8,368
           Income taxes                                                           933
           Progressive jackpot and slot club awards                             3,991
           Other                                                                1,045
                                                                       ---------------
              TOTAL CURRENT LIABILITIES                                        38,300

  Long-term debt, less current maturities                                     154,140
  Other liabilities                                                             1,277
  Deferred income taxes                                                           328
                                                                       ---------------
              TOTAL LONG-TERM LIABILITIES                                     155,745
                                                                       ---------------
              TOTAL LIABILITIES                                               194,045
  Members' equity:
       Members' equity                                                         42,578
       Accumulated other comprehensive loss                                    (1,277)
                                                                       ---------------
              TOTAL MEMBERS' EQUITY                                            41,301
                                                                       ---------------
              TOTAL LIABILITIES AND MEMBERS' EQUITY                         $ 235,346
                                                                       ===============

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                                INCOME STATEMENT
                                  (UNAUDITED)

                                                          Six Months Ended
                                                          October 26, 2003
                                                        ---------------------
REVENUES                                                  (in Thousands)

   Casino                                                      $ 91,248
   Rooms                                                          3,045
   Food, beverage and other                                      10,736
                                                        ---------------------
     Gross revenues                                             105,029
   Less promotional allowances                                   21,498
                                                        ---------------------
     Net revenues                                                83,531

 OPERATING EXPENSES

   Casino                                                        13,189
   Gaming taxes                                                  17,200
   Rooms                                                            799
   Food, beverage and other                                       2,266
   Facilities                                                     3,577
   Marketing and administrative                                  19,507
   Management fees                                                3,621
   Depreciation and amortization                                  4,285
                                                        ---------------------
     Total operating expenses                                    64,444
                                                        ---------------------


 Operating income                                                19,087

 Interest expense                                                (5,747)
 Interest income                                                     64
                                                        ---------------------

 Income before income taxes                                      13,404
 Income tax provision (equitable to two subsidiaries)               636
                                                        ---------------------
 Net income                                                    $ 12,768
                                                        =====================


         The difference in carrying value of our investment in IC-BH and our equity interest in IC-BH is primarily due to the fact that we originally contributed appreciated property which was initially recorded by IC-BH at our fair market value while we continued to carry the property at its original cost basis.

         During IC-BH's quarter ended October 26, 2003, IC-BH recorded an other comprehensive gain of $269,638 related to the interest rate swap transaction. Our share of the other comprehensive gain was $76,523, net of taxes of $39,421.

NOTE 4.  NOTES RECEIVABLE

                  NOTES RECEIVABLE - DRY CREEK RANCHERIA - At September 30, 2003, Dry Creek Casino, L.L.C. had loans to the Dry Creek Rancheria Band of Pomo Indians totaling $32.6 million for the development and financing of its River Rock Casino project. The loans consist of a $23 million term loan and a $9.6 million construction advance loan. The $23 million loan bears interest at 12% per annum with interest only due through August 2003 and will then be amortized over a four year period. The $9.6 million construction advance loan bears interest at 12% per annum. (See Note 10, Subsequent Events)


         NOTES RECEIVABLE - AFFILIATES - At September 30, 2003, Clay County Holdings, Inc ("CCH") owed us $2.8 million which amount bears interest at 12% per annum, and is payable by maker in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At September 30, 2003, Service Interactive, Inc. ("SI") owed us $2.8 million which amount bears interest at 12% per annum, and is payable by maker in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both notes are collateralized by a lien on our shares owned by CCH having $14.6 million of market equity value as of September 30, 2003. The outstanding balances of notes receivable from CCH and SI were reduced by $150,000 and $150,000, respectively, during the quarter ended September 30, 2003.

NOTE 5. LONG-TERM DEBT

         At September 30, 2003, we had a $13 million long-term credit facility bearing interest at 11% per annum, payable monthly, with principal maturing on December 24, 2005. The credit facility is secured by our interest in the IC-BH Casino. Up to 54% of the credit facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited during a twelve month period to an amount not to exceed 4.99% of our then total issued and outstanding stock. As of September 30, 2003, we have drawn down the entire $13 million available under this credit facility.

         At September 30, 2003, we had a $23 million five-year credit facility. This credit facility was used to satisfy the $23 million commitment Dry Creek Casino, L.L.C. made to the River Rock Casino project. The $23 million long-term credit facility bears interest at 12% with interest only payable through October 15, 2003 and will then be amortized over four years starting on October 15, 2003. This credit facility is secured by our interest in the IC-BH Casino, real property in the vicinity of Black Hawk, Colorado and the note receivable from River Rock Casino project. As of September 30, 2003, we have drawn down the entire $23 million available under this credit facility.


NOTE 6. FEDERAL INCOME TAXES


         Temporary differences reflected in the deferred income tax accounts primarily relate to timing differences in the recognition of the allocated equity in earnings from IC-BH for tax and financial reporting purposes and tax benefits generated by available net operating loss carryforwards ("NOL's"). As of September 30, 2003, we have completely utilized our NOL's.


         For the three months ended September 30, 2003, we recorded deferred tax expense in the amount of $1,070,666. Our recorded deferred tax expense excludes tax expense of $39,421 related to an interest rate swap transaction, which was recorded net of tax as an accumulated other comprehensive gain.

NOTE 7. EQUITY

         During the six months ended September 30, 2003, we granted options to purchase 260,000 shares of our common stock for director, and employee, and consultant compensation. We have recorded compensation expenses totaling $77,500 in consultant expenses for options granted to non-employees based on the options' estimated fair value on the date of grant. Had compensation costs for all options issued been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, net income and net income per share would have decreased to the pro froma amounts indicated below:

                                                             Three Months Ended                      Six Months Ended
                                                                September 30,                          September 30,
                                                     ----------------------------------------------------------------------------
                                                            2003               2002               2003               2002
                                                     ----------------------------------------------------------------------------
Net income - as reported                              $  2,078,350         $  1,927,646       $  3,841,446       $  3,307,996
Less: total stock-based employee compensation
  expense determined under fair value based
  method for all awards granted to employees,
  net of related tax effect                               (555,311)               -               (555,311)             -
                                                     ----------------------------------------------------------------------------
et income - pro forma                                 $  1,523,039         $  1,927,646       $  3,286,135       $  3,307,996
                                                     ----------------------------------------------------------------------------

Net income per share - as reported
  Basic                                               $       0.18         $       0.18       $       0.34       $       0.31
  Diluted                                             $       0.16         $       0.16       $       0.29       $       0.26
Net income per share - pro forma
  Basic                                               $       0.14         $       0.18       $       0.29       $       0.31
  Diluted                                             $       0.12         $       0.16       $       0.25       $       0.26


         The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                --------------------------------------------------------
                                                    Income             Shares         Per-Share Amount
                                                  (Numerator)       (Denominator)
                                                --------------------------------------------------------
BASIC EPS
Income available to common stockholders          $  2,078,350         11,251,185        $    0.18
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                      -               1,553,426            (0.02)
Convertible debt                                       30,405            558,394                -
                                                 ------------    -----------------       ----------

FULLY DILUTED EPS
Income available to common stockholders          $  2,108,755         13,363,005         $   0.16
                                                 ============    =================       ==========


                                                          SIX MONTHS ENDED SEPTEMBER 30, 2003
                                                --------------------------------------------------------
                                                    Income             Shares         Per-Share Amount
                                                  (Numerator)       (Denominator)
                                                --------------------------------------------------------
BASIC EPS
Income available to common stockholders          $  3,841,446         11,211,676         $   0.34
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                      -               1,483,876            (0.04)
Convertible debt                                       60,589            556,373            (0.01)
                                                 ------------    -----------------       ----------
FULLY DILUTED EPS
Income available to common stockholders          $  3,902,035         13,251,925         $   0.29
                                                 ============    =================       ==========

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                --------------------------------------------------------
                                                    Income             Shares         Per-Share Amount
                                                  (Numerator)       (Denominator)
                                                --------------------------------------------------------
BASIC EPS
Income available to common stockholders          $  1,927,646         10,898,558         $   0.18
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                       -                974,142            (0.02)
Convertible debt                                       29,568            543,035               -
                                                 ------------    -----------------       ----------
DILUTED EPS
Income available to common stockholders          $  1,957,214         12,415,735         $   0.16
                                                 ============    =================       =========


                                                          SIX MONTHS ENDED SEPTEMBER 30, 2003
                                                --------------------------------------------------------
                                                    Income             Shares         Per-Share Amount
                                                  (Numerator)       (Denominator)
                                                --------------------------------------------------------
BASIC EPS
Income available to common stockholders          $  3,307,996         10,838,954         $   0.31
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                      -               1,519,262            (0.04)
Convertible debt                                       58,066            533,209            (0.01)
                                                 ------------    -----------------       ----------
FULLY DILUTED EPS
Income available to common stockholders          $  3,366,062         12,891,425         $   0.26
                                                 ============    =================       ==========


         As discussed in Note 5, we have a convertible debt security the holder of which has the option to convert a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the quarters ended September 30, 2003 and 2002 results in this convertible debt security being dilutive. (See Note 10, Subsequent Events)


NOTE 8.   SEGMENT REPORTING

         We primarily operate in the gaming segment. The gaming segment consists of IC-BH, Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C.

Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes amounts not allocated to the gaming segment such as corporate-related items, and results of insignificant

                                       AS OF AND FOR THE SIX MONTH ENDED SEPTEMBER 30, DECEMBER 2003
                                   ---------------------------------------------------------------------
                                          Gaming                   Other                   Totals
                                   ---------------------------------------------------------------------
Revenue                            $         2,826,370      $            63,609     $         2,889,979
Segment profit (loss)                          954,964                 (191,284)                763,680
Segment assets                              52,620,511                4,056,290              56,676,801
Investment in Isle of Capri
 Black Hawk L.L.C.                          12,977,042                      -                12,977,042
Interest expense                             1,975,290                      -                 1,975,290
Interest income                              2,105,152                  448,148               2,553,300
Equity in earnings of
  equity investment                          5,490,448                      -                 5,490,448

                                            AS OF AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                                   ---------------------------------------------------------------------

                                           Gaming                   Other                   Totals
                                   ---------------------------------------------------------------------
Revenue                            $           202,584      $           641,967     $           844,551
Segment profit (loss)                       (1,217,076)                 881,096                (335,980)
Segment assets                              26,595,042                3,753,720              30,348,762
Investment in Isle of Capri
 Black Hawk L.L.C.                           6,596,361                      -                 6,596,361
Interest expense                               779,652                      -                   779,652
Interest income                                507,214                  487,589                 994,803
Equity in earnings of
  equity investment                          4,910,278                      -                 4,910,278

Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                                              SEPTEMBER 30,
                                                                   ------------------------------------
                                                                        2003                 2002
                                                                   ----------------     ---------------
Assets
Total assets for reportable segments                               $    56,676,801      $    30,348,782
Cash not allocated to segments                                           1,908,945            3,033,810
Notes receivable not allocated to segments                               5,601,515            6,763,400
Furniture, fixtures, & equipment not allocated to segments                  37,003               51,443
Other assets not allocated to segments                                    -                   1,144,634
                                                                   ----------------     ---------------
Total assets                                                       $    64,224,264      $    41,342,069
                                                                   ===============      ===============


Reconciliation of reportable segment revenues to our consolidated totals are as follows:

                                                                            SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   ------------------------------------
                                                                        2003                 2002
                                                                   ----------------     ---------------
Revenue
Total revenue for reportable segments                                $ 2,889,979          $   844,551
Interest income allocated to reportable segments                       2,553,300              994,803
                                                                   -------------        -------------
Total revenue                                                        $ 5,443,279          $ 1,839,354
                                                                   =============        =============


Reconciliation of reportable segment profit or loss to our consolidated totals are as follows:

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------------------
                                                                        2003                 2002
                                                                  ------------------    ----------------
Profit or loss
Total Profit or (loss) for reportable segments                      $    763,680         $   (335,980)
Equity in income of equity investments                                 5,490,448            4,910,278
Minority interest                                                       (478,639)             (88,314)
                                                                   -------------        -------------
Net income before federal income tax provision                      $  5,775,489         $  4,485,984
                                                                   =============        =============

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         As of September 30, 2003, we have a total of $13.3 million in guarantees on equipment financing and operating leases for the River Rock Casino project. The guarantees supported equipment financing and operating leases. In the event of the River Rock Casino's nonperformance under the terms of the equipment financing and operating lease, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities. Assuming normal operations, we expect that our guarantees for the River Rock Casino project will expire or be released within two years.
(See Note 10, Subsequent Events)

         During the quarter ended September 30, 2003, our guarantees on debt of SI for the performance of the payment obligations decreased from $656,000 to $552,000. In the event of SI's nonperformance under the terms of the obligation, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

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

NOTE 10.  SUBSEQUENT EVENTS

         River Rock Casino Refinancing
         -----------------------------

         In November 2003, the River Rock Casino borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the Dry Creek Rancheria Band of Pomo Indians and a prior developer. In connection therewith, the River Rock Casino (i) reduced the $32.6 of indebtedness owed to the Dry Creek Casino, L.L.C. to $10 million, and the Dry Creek Casino, L.L.C. reduced the $31.1 of indebtedness owed to us to $10 million, (ii) paid the accrued credit enhancement fee through October 2003 to the Dry Creek Casino, L.L.C. in the amount of $2.2 million, and (iii) paid accrued interest through November 7, 2003 to the Dry Creek Casino, L.L.C. in the amount of $1.1 million. As part of River Rock Casino's repayment of indebtedness, our guarantees with respect to River Rock Casino's indebtedness were reduced from $13.3 million to $1.2 million. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended with interest payable monthly at a rate of 9% per annum and will mature upon the earlier of (i) the completion of the River Rock Casino parking garage structures, if such loan proceeds are not needed to fund parking garage (anticipated to occur in late 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in 2005). An identical loan agreement has been entered into between us and the Dry Creek Casino, L.L.C. Certain of the debt proceeds were used by the River Rock Casino to settle its litigation with a prior developer which resulted in settlement of the lawsuit filed by such prior development against us and the Dry Creek Casino, L.L.C.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our financial position or results of our operations.

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

Critical Accounting Policies

          In December 2001, the SEC requested that companies discuss their most "critical accounting policies" in the Management's Discussion and Analysis section of their reports. The SEC indicated that a "critical accounting policy" is one that is important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and that affect the disclosure of contingent assets and liabilities. There is no assurance that actual results will not differ from those estimates and assumptions.

         Equity Method of Accounting
         ---------------------------

         Our investments in IC-BH, RCI and Sunrise Land and Minerals Corporation ("Sunrise") are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

         Revenue Recognition
         -------------------

                  A substantial portion of our revenues for the quarter consisted of interest income. We recognize revenues from interest income as such interest accrues on outstanding note receivables. The dates on which interest income is actually collected is dependent upon the terms of the particular debt agreement, and may not correspond to the date such interest income is recorded.

         Income Taxes
         ------------

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

General

         We are primarily a developer of gaming properties. We reported net income of $2.1 million for the quarter ended September 30, 2003 compared to net income of $1.9 million for the quarter ended September 30, 2002.

         Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the quarter ended September 30, 2003, our allocable income from IC-BH through October 26, 2003, IC-BH's quarter end, totaled $2.7 million, compared to $2.4 million for the same period in fiscal 2003. During the quarter, we received a cash distribution of $1.1 million from IC-BH and our basis in the project through October 26, 2003 is $13 million, including an other comprehensive gain of $77,000, net of taxes of $39,000, related to an interest rate swap transaction.

         Our ownership of RCI is accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. Our portion of RCI's undistributed gain through June 30, 2003 totaled $25,000. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $873,000 is not reflected in our financial statements.

         During the quarter ended September 30, 2003, Sunrise entered into a business combination with a third party in which Sunrise received certain mining interests. As of September 30, 2003, we hold 50% of Sunrise's equity interest. Our ownership of Sunrise is accounted for using the equity method of accounting. Our investment in Sunrise is stated at cost of $372,000, adjusted for our equity in the undistributed earnings or losses of Sunrise. During the quarter ended September 30, 2003, Sunrise did not record a gain or a loss.

         We own majority interests in Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C., of 69% and 51%, respectively. For financial reporting purposes, the assets, liabilities, and earnings of the partnership entities are included in our consolidated financial statements. The interests of the other members of both entities have been recorded as minority interest totaling $ 1.6 million at September 30, 2003.

         We have made loans to the Dry Creek Casino, L.L.C., which has in turn made loans to the River Rock Casino. We will be repaid these loans, as the Dry Creek Casino, L.L.C. is repaid. Excluding, the repayments on these loans, as a member of the Dry Creek Casino, L.L.C., we will also receive income from the River Rock Casino. This income is referred to in this report as "credit enhancement fees" and equal 20% of River Rock Casino's earnings before depreciation and amortization for a period of five years starting June 1, 2003 and ending May 31, 2008.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, and Nevada County, California. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

River Rock Casino Debt Refinancing

         In November 2003, the River Rock Casino borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the Dry Creek Rancheria Band of Pomo Indians and a prior developer. In connection therewith, the River Rock Casino (i) reduced the $32.6 of indebtedness owed to the Dry Creek Casino, L.L.C. to $10 million, and the Dry Creek Casino, L.L.C. reduced the $31.1 of indebtedness owed to us to $10 million, (ii) paid the accrued credit enhancement fee through October 2003 to the Dry Creek Casino, L.L.C. in the amount of $2.2 million, and (iii) paid accrued interest through November 7, 2003 to the Dry Creek Casino, L.L.C. in the amount of $1.1 million. As part of River Rock Casino's repayment of indebtedness, our guarantees with respect to River Rock Casino's indebtedness were reduced from $13.3 million to $1.2 million. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended with interest payable monthly at a rate of 9% per annum and will mature upon the earlier of
(i) the completion of the River Rock Casino parking garage structures, if such loan proceeds are not needed to fund parking garage (anticipated to occur in late 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in 2005). An identical loan agreement will be entered into between us and the Dry Creek Casino, L.L.C. Certain of the debt proceeds were used by the River Rock Casino to settle its litigation with a prior developer which resulted in settlement of the lawsuit filed by such prior development against us and the Dry Creek Casino, L.L.C.

Results of Operations

         Comparison of the quarter ended September 30, 2003 and 2002
         -----------------------------------------------------------

         REVENUES. Revenues increased 171%, or $2.3 million, to $3.7 million for the quarter ended September 30, 2003. Our revenue primarily consists of the following income streams:

Gaming Assets Participations

                  DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino which is equal to 20% of River Rock Casino's earnings before depreciation and amortization. During the quarter ended September 30, 2003, the credit enhancement fee income was $1.4 million.

                  ROUTE 66 CASINOS, L.L.C. The gaming lease income of $972,000 for the three months ended September 30, 2003, compared to $146,000 for the three months ended September 30, 2002. The increase is primarily related to estimated rental revenues from the gaming equipment lease with the Route 66 Casino's permanent facility which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project, and accordingly, we have estimated these amounts.

         Other Revenues

                  INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 101%, or $625,000 to $1.2 million for the quarter ended September 30, 2003. The majority of the increase is attributable to the $14.4 million increase in the loans made in connection with the River Rock Casino project over the comparable quarter of the prior year. In November 2003, we received $22.6 million of principal payment, and accordingly, our interest income in the future will significantly decrease in connection with this project.

                  ROYALTY INCOME. Royalty income increased 21% to $15,000 for the quarter ended September 30, 2003. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we anticipate receiving $58,000 during fiscal 2004. However, our agreement with Romarco is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 13% to $2.7 million for the quarter ended September 30, 2003 compared to $ 2.4 million for the quarter ended September 30, 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH.

         TOTAL EXPENSES. Total expenses increased 102%, or $1.4 million to $2.8 million for the quarter ended September 30, 2003, compared to $1.4 million for the quarter ended September 30, 2002. The increase is related primarily to an increase in general and administrative expenses, interest expense, salaries, legal and professional fees and estimated Route 66 operating expense as discussed below:

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 80%, or $128,000, to $288,000 for the quarter ended September 30, 2003, compared to $160,000 in the quarter ended September 30, 2002. The increase is primarily attributable to $43,000 of amortization of development cost related to the River Rock Casino project and increases in amortization of loan issue cost, and general corporate administrative cost.

                  INTEREST EXPENSE. Interest expense increased 93%, or $483,000, to $1 million for the quarter ended September 30, 2003, compared to $518,000 for the quarter ended September 30, 2002 related to additional borrowings from our credit facility during the fiscal year ended March 31, 2003. In November 2003, we repaid our $23 million credit facility and accordingly, our interest expense will significantly decrease in the future.

                  SALARIES. Salaries increased 30%, or $67,000, to $287,000 for the quarter ended September 30, 2003, compared to $220,000 in the quarter ended September 30, 2002 related to increase in salaries and the number of personnel.

                  LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 238%, or $372,000, to $528,000 for the quarter ended June 30, 2003, compared to $156,000 in the quarter ended September 30, 2002 primarily related to increased fees related to contract disputes, further discussed at Part 2, Item I.

                  ROUTE 66 OPERATING EXPENSE. Route 66 operating expense increased 529%, or $500,000, to $595,000 for the quarter ended September 30, 2003, compared to $95,000 in the quarter ended September 30, 2002 related to an increase in gaming machines placed in Route 66 Casino which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project, and accordingly, we have estimated these amounts.

         NET INCOME. Net income before federal income tax provision increased 38% or $867,000 to $3.1 million for the quarter ended September 30, 2003 as compared to $2.3 million. This increase is primarily the result of increases in equity in earnings of IC-BH and gaming asset participations. Net income increased 8% or $151,000 to $2.1 million for the quarter ended September 30, 2003 as compared to net income of $1.9 million in the quarter ended September 30, 2002. This increase is primarily the result of increases equity in earnings of IC-BH , gaming asset participations, and federal income tax. The effective tax rate for the quarter ended September 30, 2003 was 34% compared to 15.5% for the quarter ended September 30, 2003. Such increase in the effective tax rate related to tax benefits of $421,735 from IC-BH for fiscal year ended April 25, 1999 which was recognized in the quarter ended September 30, 2002.


         Comparison of the six months ended September 30, 2003 and 2002
         --------------------------------------------------------------

         REVENUES. Revenues increased 196%, or $3.6 million, to $5.4 million for the quarter ended September 30, 2003. Our revenue primarily consists of the following income streams:

         Gaming Assets Participations

                  DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before depreciation and amortization. During the six months ended September 30, 2003, the credit enhancement fee income was $1.7 million.

                  ROUTE 66 CASINOS, L.L.C. The gaming lease income of $1.1 million for the six months ended September 30, 2003, compared to $203,000 for the six months ended September 30, 2002. The increase is primarily related to estimated rental revenues from the gaming equipment lease with the Route 66 Casino's permanent facility which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project, and as such, we have estimated these amounts.

         Other Revenues

                  INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 157%, or $1.6, to $2.6 million for the six months ended September 30, 2003. The majority of the increase is attributable to the $14.4 million increase in the loans made in connection with the River Rock Casino project over the comparable six months of the prior year. In November 2003, we received $22.6 million of principal payment, and accordingly, our interest income in the future will significantly decrease in connection with this project.

                  ROYALTY INCOME. Royalty income increased 24% to 29,000 for the six months ended September 30, 2003. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we anticipate receiving $58,000 during fiscal 2004. However, our agreement with Romarco is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 12% to $5.5 million for the quarter ended September 30, 2003 compared to $4.9 million for the six months ended September 30, 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH.

         TOTAL EXPENSES. Total expenses increased 115%, or $2.5 million to $4.7 million for the six months ended September 30, 2003, compared to $2.2 million for the six months ended September 30, 2002. The increase is related primarily to an increase in general and administrative expenses, interest expense, other expense, salaries, legal and professional fees, and estimated Route 66 expense as discussed below:

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 66%, or $207,000, to $520,000 for the six months ended September 30, 2003, compared to $313,000 for the six months ended September 30, 2002. The increase is primarily attributable to $58,000 of amortization of development cost related to the River Rock Casino project, and increases in amortization of loan issue cost and general corporate administrative cost.

                  INTEREST EXPENSE. Interest expense increased 153%, or $1.2 million, to $2 million for the six months ended September 30, 2003, compared to $780,000 in the six months ended September 30, 2002 related to additional borrowings from our credit facility during the fiscal year ended March 31, 2003. In November 2003, we repaid our $23 million credit facility, and accordingly, our interest expense will significantly decrease in the future.

                  SALARIES. Salaries increased 27%, or $121,000, to $560,000 for the six months ended September 30, 2003, compared to $439,000 in the six months ended September 30, 2002 related to increase in salaries and number of staffs.

                  LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 315%, or $639,000, to $842,000 for the six months ended September 30, 2003, compared to $203,000 in the six months ended September 30, 2002 primarily related to increased fees related to contract disputes, further discussed at Part 2, Item I.

                  ROUTE 66 OPERATING EXPENSE. Route 66 operating expense increased 417%, or $556,000, to $689,000 for the six months ended September 30, 2003, compared to $133,000 in the six months ended September 30, 2002 related to an increase in gaming machines placed in Route 66 Casino which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project, and as such, we have estimated these amounts.


         NET INCOME. Net income before federal income tax provision increased 34% or $1.3 million to $5.8 million for the six months ended September 30, 2003 as compared to $4.5 million. This increase is primarily the result of increases in equity in earnings of IC-BH and gaming asset participations. Net income increased 16% or $533,000 to $3.8 million for the six months ended September 30, 2003 as compared to net income of $3.3 million in the six months ended September 30, 2002. This increase is primarily the result of increases equity in earnings of IC-BH, gaming asset participations, and federal income tax. The effective tax rate for the six ended September 30, 2003 was 33% compared to 26% for the six months ended September 30, 2003. Such increase in the effective tax rate related to tax benefits of $421,735 from IC-BH for fiscal year ended April 25, 1999 which was recognized in the six ended September 30, 2002.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Net cash used by operating activities during the six months ended September 30, 2003, amounted to $726,000 an increase of $2.6 million, over the $1.8 million of net cash provided by operating activities during the six months ended September 30, 2002. The decrease is primarily related to a decrease of $1.7 million in cash distributions from IC-BH during the six months ended September 30, 2003, the result of IC-BH utilizing excess cash flow to pay down debt. We expect that this strategy will continue for the foreseeable future. Also, $1.7 million of credit enhancement fee income from River Rock Casino was accrued during the six months ended

September 30, 2003. In November 2003, we received $2.2 million of credit enhancement fee income earned through October 2003 from River Rock Casino.

         INVESTING ACTIVITIES. Net cash used in investing activities during the six months ended September 30, 2003, amounted to $977,000, a decrease of $9.6 million, over the $10.5 million of net cash used in investing activities in the six months ended September 30, 2002. The decrease is primarily related to a decrease in loans made to the River Rock Casino project.

         FINANCING ACTIVITIES. Net cash used by financing activities during the six months ended September 30, 2003, amounted to $356,000, a decrease of $11.1 million, over $10.7 million of net cash provided by financing activities in the six months ended September 30, 2002. The decrease was primarily related to the absence of borrowing during the six months ended September 30, 2003. During the six months ended September 30, 2003, we repaid $610,000 of our outstanding debt. During the six months ended September 30, 2003, we issued 138,800 shares of common stock for receiving an aggregate proceeds of $308,000 upon the exercise of common stock options.

         In November 2003, we repaid our $23 million credit facility that was outstanding at September 30, 2003 from proceeds received from the River Rock Casino's debt financing. At September 30, 2003, we had drawn down on our entire $13 million long-term credit facility that bears interest at 11% per annum, payable monthly, with principal maturing during December 2005. This credit facility is secured by our interest in the IC-BH Casino. As of September 30, 2003, we had cash available of $1.9 million. The repayment of our $23 million credit facility in November 2003 substantially repaid all of our current portion of long term debt, as well as a substantial portion of long term notes payable, net of current portion, at September 30, 2003. During the next twelve months, we expect to receive cash distributions from IC-BH of approximately $3 million based on our current estimates, and loan repayments of $1.2 million from affiliate companies. In addition, the Dry Creek Casino, L.L.C. will receive its credit enhancement fee from River Rock Casino, provided the casino is in compliance with its debt covenants with respect to its $200 million debt financing. We no longer have any funds available to us from any credit facilities or other external financing sources, and as such we will be depending on the monies received from IC-BH, the credit enhancement fee to be paid to the Dry Creek Casino, L.L.C., and loan repayments of $1.2 million from affiliate companies to fund our operations for the next twelve months.

         At November 10, 2003, we are leveraged with $13 million in corporate debt and lease guarantees of approximately $1.2 million for the River Rock Casino project. We also have guaranteed debt of $552,000 of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and loan repayments and credit enhancement fees from the River Rock Casino project have been sufficient to satisfy our current obligations. However, if the River Rock Casino project is closed due to litigation, governmental inquiries or other reasons beyond our control, if we are required to perform on our outstanding guarantees, or if the debt covenants ratios of the River Rock Casino debt financing preclude the payment to us of our credit enhancement fee or outstanding loans to River Rock Casino, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing if required to fund working capital needs or debt repayment obligations, the failure of which could have a material effect on our operations.

Recent Accounting Pronouncements

         In May 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging

Activities." This Statement is effective for contracts entered into or modified after June 30, 2003. We did not participate in any applicable activities as of and for the quarter ended September 30, 2003.

            In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We did not participate in any applicable activities as of and for the quarter ended September 30, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from credit risk concentrations. We do not believe we are subject to material interest rate risk or foreign currency risk.

         We have utilized the majority of our credit facilities to make loans to Dry Creek Casino, L.L.C., which has made loans to the River Rock Casino. If the River Rock Casino is unable to make its debt payments to the Dry Creek Casino, L.L.C. for any reason, the Dry Creek Casino L.L.C. will be unable to make its required debt repayment to us, which will affect our ability to repay our credit facility. As discussed in Item 2 above, if the River Rock Casino project is closed for any reason, we may have difficulty meeting our short-term and long-term obligations. We currently believe that this is our primary credit risk.

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


ITEM 4.  CONTROLS AND PROCEDURES

         In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         In May 2002, we were sued in case 2002-22278, Corporate Strategies, Inc., vs. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc. seeks damages and other relief for alleged breach of a consulting agreement entered into during December 1997. Discovery is ongoing. We are vigorously defending the suit and have asserted counterclaims, as well as cross-claims against the individual actors within Corporate Strategies (Harold Finstad, Arthur Porcari, Stephen Porcari, and Martin R. Nathan). Our counter and cross-claims seek rescission and damages. The claims against and between us and Nathan have been referred to binding arbitration in accordance with the parties' agreement. We are actively pursuing our claims in arbitration.

         In September 2002, we asserted a claim for damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), a member with us in Route 66 Casinos, L.L.C. Route 66 Casinos, L.L.C. was formed to develop gaming facilities on lands of the Pueblo of Laguna, 11 miles west of Albuquerque, New Mexico. In October 2002, we instituted suit in Harris County, Texas District Court, case 2002-51378, Nevada Gold & Casinos, Inc. v. American Heritage, Inc. d/b/a The Gillman Group, and Frederick Gillman. Subsequently, The Gillmann Group and its principal sought a declaratory judgment and damages in the District Court of Clark County, Nevada, case A457315, American Heritage, Inc., and Fred Gillmann v. Nevada Gold & Casinos, Inc. and Route 66 Casinos, L.L.C. in the District Court, Clark County, Nevada. That litigation has been stayed, and the Texas lawsuit is expected to be resolved by trial in the first quarter of 2004.

         In January 2003, we were named as a defendant, along with several other parties, including Dry Creek Casino, L.L.C. (collectively, the "defendants"), in the Superior Court of California by Sonoma Falls Developer, L.L.C., Sonoma Falls Manager, L.L.C., and Sonoma Falls Lender, L.L.C. ("Sonoma Falls"). In November 2003, this matter was settled without the payment of any money or other consideration by either Dry Creek Casino, L.L.C. or Nevada Gold.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of shareholders on September 22, 2003, in which we:

         (a) Elected the following directors: Messrs. William G. Jayroe, Joseph Juliano, Francis M. Ricci, and Wayne H. White. Each of the foregoing directors received 9,124,070 votes for their re-election and 3,200 votes against (such votes being withheld).

         (b) Ratified the appointment of our auditors Pannell Kerr & Forster of Texas, P.C. by the following vote: 9,122,775 votes for, 3,640 votes against, and 855 votes abstained.

ITEM 5.    OTHER INFORMATION

         None.
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are to be filed as part of this report:

         EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
         Exhibit 3.1       Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Appendix A to the company's definitive proxy statement filed on Schedule 14A on July 30,
                           2001)
         Exhibit 3.2       Amended and Restated Bylaws of Nevada Gold & Casinos,  Inc. (filed  previously as Exhibit 3.2 to the company's Form 10-QSB, Filed August 14, 2002)
         Exhibit 4.1       Common Stock Certificate of Nevada Gold & Casinos,  Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)
         Exhibit 10.1      Amended and Restated Operating  Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as
                           Exhibit 10.3 to the company's Form 10-QSB, filed November 14, 1997)
         Exhibit 10.2      Members  Agreement dated July 29, 1997 by and between Casino America of Colorado,  Inc.,  Casino
                           America,  Inc.,  Blackhawk  Gold,  Ltd., and Nevada Gold & Casinos,  Inc.  (filed  previously as
                           Exhibit 10.4 to the company's Form 10-QSB, filed November 14, 1997)
         Exhibit 10.3      License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri
                           Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed
                           November 14, 1997)
         Exhibit 10.4      Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 10.1 to the company's Form S-8/A, file no. 333-79867)
         Exhibit 10.5      Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed February 14,
                           2002)
         Exhibit 31.1(*)   Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
         Exhibit 31.2(*)   Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
         Exhibit 32.1(*)   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.
         Exhibit 32.2(*)   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

         (*) filed herewith

         (b) Reports on Form 8-K - During the quarter ended September 30, 2003, we filed one Form 8-K on August 20, 2003, in which we announced our financial results for the quarter ended June 30, 2003, pursuant to Item 12 of the form.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.
--------------------------


By: /s/ Christopher Domijan
---------------------------
Christopher Domijan, Chief Financial Officer

Date: November 14, 2003

EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
Exhibit 3.1       Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Appendix A to the company's definitive proxy statement filed on Schedule 14A on July 30,
                  2001)
Exhibit 3.2       Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company's Form 10-QSB, Filed August 14, 2002)
Exhibit 4.1       Common Stock Certificate of Nevada Gold & Casinos,  Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)
Exhibit 10.1      Amended and Restated Operating  Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as
                  Exhibit 10.3 to the company's Form 10-QSB, filed November 14, 1997)
Exhibit 10.2      Members  Agreement dated July 29, 1997 by and between Casino America of Colorado,  Inc.,  Casino
                  America,  Inc.,  Blackhawk  Gold,  Ltd., and Nevada Gold & Casinos,  Inc.  (filed  previously as
                  Exhibit 10.4 to the company's Form 10-QSB, filed November 14, 1997)
Exhibit 10.3      License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri
                  Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed
                  November 14, 1997)
Exhibit 10.4      Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 10.1 to the company's Form S-8/A, file no. 333-79867)
Exhibit 10.5      Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed February 14,
                  2002)
Exhibit 31.1(*)   Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
Exhibit 31.2(*)   Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
Exhibit 32.1(*)   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
Exhibit 32.2(*)   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
(*) filed herewith