Form 10-Q
period 2003-12-31
NEVADA GOLD & CASINOS INC
filed 2004-02-17
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         (Mark One)


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934


         For the fiscal period ended December 31, 2003


         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934


         For the transition period from ________________ to ________________


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


         The number of common shares outstanding was 11,994,652 as of February 17, 2004.

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND
                    MARCH 31, 2003...........................................................3
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                    MONTHS ENDED DECEMBER 31, 2003 AND 2002..................................4
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE
                    MONTHS ENDED DECEMBER 31, 2003 AND 2002..................................5
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                    MONTHS ENDED DECEMBER 31, 2003 AND 2002..................................6
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................7
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................18
ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................25
ITEM 4.           CONTROLS AND PROCEDURES...................................................26


                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS ........................................................26
ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.................................27
ITEM 3.           DEFAULTS UPON SENIOR SECURITIES...........................................27
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................27
ITEM 5.           OTHER INFORMATION.........................................................27
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K..........................................27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          NEVADA GOLD & CASINOS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,          March 31,
                                                                                              2003                 2003
                                                                                           ------------        ------------
                                                                                           (Unaudited)           (Audited)
                                                           ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                  $  2,409,181        $  3,968,146
Notes receivable                                                                              1,200,000                  --
Accounts receivable                                                                           2,027,663             359,008
Other receivable                                                                                 79,898               2,125
                                                                                           ------------        ------------
    TOTAL CURRENT ASSETS                                                                      5,716,742           4,329,279
                                                                                           ------------        ------------

Other Assets:
  Isle of Capri-Black Hawk, L.L.C                                                            14,411,761           8,633,782
  Dry Creek Casino, L.L.C., net                                                               1,216,580             659,897
  Route 66 Casinos, L.L.C., net                                                               1,249,352           1,290,199
  Gold Mountain Development, L.L.C                                                            3,272,287           3,065,281
  Goldfield Resources, Inc.                                                                     480,812             480,812
  Sunrise Land and Minerals Corporation                                                         371,750             371,750
  Restaurant Connections International, Inc.                                                         --                  --
Note receivable from Dry Creek Rancheria                                                     10,000,000          28,334,437
Note receivable from affiliates, net of current portion                                       4,115,122           6,150,552
Note receivable - other                                                                              --           3,339,060
Deferred loan issue costs                                                                       118,311             838,026
Other assets                                                                                    891,779             236,416
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $165,381 and $130,653 at December 31, 2003 and March 31, 2003, respectively                     47,485              43,399
                                                                                           ------------        ------------
TOTAL ASSETS                                                                               $ 41,891,981        $ 57,772,890
                                                                                           ============        ============


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                   $  1,028,060        $    882,388
Accrued interest payable                                                                             --             314,829
Deferred income tax liability                                                                 3,654,246           2,384,425
Accrued income taxes                                                                            300,000                  --
Current portion of long term debt                                                                    --           1,932,072
                                                                                           ------------        ------------
    TOTAL CURRENT LIABILITIES                                                                 4,982,306           5,513,714
                                                                                           ------------        ------------
LONG TERM LIABILITIES
Deferred income                                                                                 208,333           1,014,729
Notes payable, net of current portion                                                        11,233,170          34,683,665
                                                                                           ------------        ------------
    TOTAL LONG TERM LIABILITIES                                                              11,441,503          35,698,394
                                                                                           ------------        ------------
TOTAL LIABILITIES                                                                            16,423,809          41,212,108
                                                                                           ------------        ------------

MINORITY INTERESTS
Dry Creek Casino, L.L.C                                                                         280,301             360,450
Route 66 Casinos, L.L.C                                                                       1,283,511             671,852

COMMITMENTS AND CONTINGENCIES                                                                        --                  --

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 11,969,652 and
11,149,772 shares issued and outstanding at December 31, 2003 and March 31, 2003,
respectively                                                                                  1,436,358           1,337,973
Additional paid in capital                                                                   12,043,602           9,847,840
Retained earnings                                                                            10,804,709           4,912,245
Accumulated other comprehensive loss                                                           (380,309)           (569,578)
                                                                                           ------------        ------------
    TOTAL STOCKHOLDERS' EQUITY                                                               23,904,360          15,528,480
                                                                                           ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 41,891,981        $ 57,772,890
                                                                                           ============        ============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                        December 31,
                                                                             --------------------------------
                                                                                  2003                2002
                                                                             ------------        ------------
REVENUES
Gaming Assets Participations:
   Dry Creek Casino, L.L.C                                                   $    867,718        $         --
   Route 66 Casinos, L.L.C                                                      2,100,738             145,516
Other income:
   Interest income                                                              1,795,659             875,418
   Royalty income                                                                  16,903              13,500
   Miscellaneous income                                                                --              10,155
                                                                             ------------        ------------
    TOTAL REVENUES                                                              4,781,018           1,044,589
                                                                             ------------        ------------

EXPENSES
General and administrative                                                        189,125             145,866
Interest expense                                                                  605,214             653,116
Salaries                                                                          333,263             251,083
Legal and professional fees                                                       239,720             327,028
Amortization of development cost                                                  106,477                  --
Amortization of deferred loan issue cost                                          815,353              50,433
Other                                                                              50,789              26,281
Route 66 Casinos, L.L.C. expense                                                1,280,443              94,586
                                                                             ------------        ------------

    TOTAL EXPENSES                                                              3,620,384           1,548,393
                                                                             ------------        ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                                  2,457,760           2,385,455

MINORITY INTERESTS
Dry Creek Casino, L.L.C                                                          (127,156)            (19,103)
Route 66 Casinos, L.L.C                                                          (401,944)            (24,955)
                                                                             ------------        ------------

Net income before income tax provision                                          3,089,294           1,837,593

Income tax provision                                                            1,038,276             624,782
                                                                             ------------        ------------
NET INCOME                                                                   $  2,051,018        $  1,212,811
                                                                             ============        ============

PER SHARE INFORMATION
Net income available to common shareholders                                  $  2,051,018        $  1,212,811
                                                                             ============        ============

Net income per common share - basic                                          $       0.18        $       0.11
                                                                             ============        ============

Net income per common share - diluted                                        $       0.15        $       0.10
                                                                             ============        ============

Basic weighted average number of
   common shares outstanding                                                   11,660,023          11,078,731
                                                                             ============        ============

Fully diluted weighted average number of
   common shares outstanding                                                   13,544,169          12,949,649
                                                                             ============        ============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                            ----------------------------------
                                                                                2003                  2002
                                                                            ------------          ------------
REVENUES
Gaming Assets Participations:
   Dry Creek Casino, L.L.C                                                  $  2,576,926          $         --
   Route 66 Casinos, L.L.C                                                     3,217,899               348,099
Other income:
   Interest income                                                             4,348,959             1,870,222
   Royalty income                                                                 45,537                36,500
   Lease income                                                                       --                 3,500
   Gain on land sale                                                                  --               589,916
   Miscellaneous income                                                           34,975                35,706
                                                                            ------------          ------------

    TOTAL REVENUES                                                            10,224,296             2,883,943
                                                                            ------------          ------------

EXPENSES
General and administrative                                                       502,800               385,476
Interest expense                                                               2,580,504             1,432,768
Salaries                                                                         893,418               690,527
Legal and professional fees                                                    1,082,038               529,900
Amortization of development cost                                                 164,227                    --
Amortization of deferred loan issue cost                                         964,302               124,048
Write-off of capitalized development cost                                         23,403               238,437
Other                                                                            119,675                94,668
Route 66 Casinos, L.L.C. expense                                               1,969,615               227,903
                                                                            ------------          ------------

    TOTAL EXPENSES                                                             8,299,982             3,723,727
                                                                            ------------          ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                                 7,948,208             7,295,733

MINORITY INTERESTS
Dry Creek Casino, L.L.C                                                         (396,080)              (73,476)
Route 66 Casinos, L.L.C                                                         (611,659)              (58,896)
                                                                            ------------          ------------
Net income before income tax provision                                         8,864,783             6,323,577

Income tax provision                                                           2,972,319             1,802,770
                                                                            ------------          ------------

NET INCOME                                                                  $  5,892,464          $  4,520,807
                                                                            ============          ============

PER SHARE INFORMATION
Net income available to common shareholders                                 $  5,892,464          $  4,520,807
                                                                            ============          ============

Net income per common share - basic                                         $       0.52          $       0.41
                                                                            ============          ============

Net income per common share - diluted                                       $       0.45          $       0.36
                                                                            ============          ============

Basic weighted average number of
   common shares outstanding                                                  11,361,669            10,919,171
                                                                            ============          ============

Fully diluted weighted average number of
   common shares outstanding                                                  13,168,115            12,905,574
                                                                            ============          ============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Nine Months Ended
                                                                                                December 31,
                                                                                    -----------------------------------
                                                                                         2003                   2002
                                                                                    ------------           ------------
CASH FLOWS - OPERATING ACTIVITIES:
Net income                                                                          $  5,892,464           $  4,520,807
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation                                                                            16,950                 23,894
  Options issued to consultants                                                           77,500                     --
  Amortization of loan issue costs                                                       964,302                124,048
  Amortization of capitalized development cost                                           164,227                     --
  Amortization of deferred income                                                       (975,494)               (65,636)
  Gain on sales of land                                                                       --               (589,916)
  Write-off of project development cost                                                   23,403                238,437
  Equity in earnings of Isle of Capri-Black Hawk                                      (7,948,208)            (7,295,733)
  Cash distribution from Isle of Capri-Black Hawk                                      2,457,000              4,488,000
  Deferred income tax expense                                                          1,172,319              1,802,770
  Minority interest
    Dry Creek Casino, L.L.C                                                              396,080                 73,476
    Route 66 Casinos, L.L.C                                                              611,659                 58,896
Changes in operating assets and liabilities:
    Receivables and other assets                                                      (2,266,267)            (1,831,263)
    Accounts payable and accrued liabilities                                             154,858                727,903
                                                                                    ------------           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                740,793              2,275,683
                                                                                    ------------           ------------

CASH FLOWS - INVESTING ACTIVITIES:
Net proceeds from the sales of land                                                           --              3,611,200
Purchases of real estate and assets held for development                              (1,042,808)            (1,030,133)
Purchase of furniture, fixtures, and equipment                                           (21,036)               (17,889)
Net collections (advances) on note receivable - Dry Creek Rancheria                   18,468,829            (17,500,409)
Net collections on note receivable - other                                             3,339,060                 19,121
Net collections on note receivable from affiliates                                       835,430              1,032,289
                                                                                    ------------           ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   21,579,475            (13,885,821)
                                                                                    ------------           ------------

CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from debt                                                                            --             12,888,086
Deferred loan issue costs                                                               (244,587)              (394,913)
Acquisition and retirement of common stock                                                    --               (402,820)
Dry Creek Casino, L.L.C. capital contribution                                             75,000                  5,250
Common stock issued for cash                                                             457,320                384,120
Cash distribution to minority partners                                                  (551,229)                    --
Payments on debt                                                                     (23,615,737)               (16,866)
                                                                                    ------------           ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (23,879,233)            12,462,857
                                                                                    ------------           ------------

Net increase (decrease) in cash                                                       (1,558,965)               852,719
Beginning cash balance                                                                 3,968,146              1,021,913
                                                                                    ------------           ------------
Ending cash balance                                                                 $  2,409,181           $  1,874,632
                                                                                    ============           ============

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                                              $  3,085,010           $  1,523,586
Cash paid for income taxes                                                          $  1,500,000           $         --
                                                                                    ------------           ------------

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS

         We are primarily a developer of gaming properties.

         Isle of Capri Black Hawk, L.L.C.

         We are a 43% non-operating owner of Isle of Capri Black Hawk, L.L.C. ("IC-BH") with Isle of Capri Casinos, Inc. ("Isle"). In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino for $84 million. Also, to replace its existing credit facility, IC-BH entered into a new $210.7 million senior secured credit facility to provide financing for the acquisition of the casinos and for expansion. IC-BH now owns and operates three casinos in Colorado (referred to collectively as the "Casinos"). Isle manages the Casinos under an agreement for a fee based upon a percentage of the casino's revenues and operating profit. IC-BH's gaming properties are:

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

         Colorado Central Station Casino is located across from the Isle of Capri - Black Hawk Casino. Colorado Central Station casino has a total facility area of 46,250 square feet, features 754 gaming machines, 15 table games, a full service restaurant, a buffet, two casino bars, and 700 parking spaces.

         Colorado Grande Casino is located at a primary intersection, near the center of the Cripple Creek market. Colorado Grande Casino's gaming area totals 3,125 square feet and offers 219 gaming machines. Colorado Grande Casino does not offer table play.

         In January 2004, a $95 million construction project commenced to expand and connect the Isle of Capri - Black Hawk and the Colorado Central Station casino and hotel properties scheduled for completion in December 2005.

         Dry Creek Casino, L.L.C.

         Dry Creek Casino, L.L.C. of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians ("tribe") with the development and financing of its River Rock Casino located approximately 75 miles north of the San Francisco Bay area, in Sonoma County, California. The casino features 1,600 slot machines, 16 table games, and two restaurants. As of December 31, 2003, we had a note receivable of $10 million from Dry Creek Casino, L.L.C, which loaned such funds to the River Rock Casino, and we guaranteed equipment financing and operating leases of approximately $1 million. Under the development and loan agreement, Dry Creek Casino, L.L.C. began earning 20% of River Rock Casino's earnings before taxes (if any), depreciation, and amortization ("credit enhancement fees") for five years, starting June 1, 2003 and ending on May 31, 2008.

         In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the indebtedness owed to the Dry Creek Casino, L.L.C., the Dry Creek Casino, L.L.C. reduced the indebtedness owed to us to $10 million, and our guarantees with respect to River Rock Casino's indebtedness were reduced to $1 million as of December 31, 2003. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended with interest payable monthly at a rate of 9% per annum and will mature upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund parking structures (anticipated to occur in late 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in 2005). An identical loan agreement was entered into between us and the Dry Creek Casino, L.L.C.

         Route 66 Casinos, L.L.C.

         Route 66 Casinos, L.L.C. ("Route 66"), of which we are a 51% owner, was formed to assist the Laguna Development Corporation (the "LDC"), a federally chartered corporation which is wholly-owned by the Pueblo of Laguna tribe with the design and development of a casino located in New Mexico ("Route 66 Casino"). In exchange for its service, Route 66 has the exclusive right to lease gaming equipment to the LDC for a period of five years for the Route 66 Casino. On September 4, 2003, the Route 66 Casino opened. The gaming equipment agreements include a five-year contract for 1,250 gaming devices to be placed in the Route 66 Casino, a one-year contract for 100 gaming devices in LDC's Rio Puerco temporary casino, and a contract that runs through February 2004 for 45 gaming devices in LDC's existing Dancing Eagle Casino. We are currently in arbitration and litigation with the other member of Route 66 as discussed in
Part II, Item 1. To date, we have received no cash distributions for the venture. Amounts have been recorded based on financial information made available to us. Upon settlement of our arbitration and litigation with the other member, the amounts accrued as both income and expense may differ substantially thus requiring an adjustment to the estimated amounts currently recorded. These adjustments may be material to the financial statements.

         Other Assets

         We and/or our subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements included herein have been prepared by us, without audit (expect for the balance sheet as of March 31, 2003) pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that all disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended March 31, 2003.

         CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

         REAL ESTATE HELD FOR DEVELOPMENT - Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado and Nevada County, California. We have capitalized related interest and certain direct costs of pre-development. Property held for development is carried at the lower of cost or net realizable value.

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

          DEVELOPMENT COST - We have capitalized certain direct cost of predevelopment activities together with capitalized interest related to our projects. Upon completion, the capitalized development costs will be amortized over the life of the project, using the straight-line method.

         DEFERRED LOAN ISSUE COST - We have capitalized the finance fee related to our corporate debt. We amortize such cost over the term of the debt, using the effective interest method.

         REVENUE RECOGNITION - We record revenues from interest income on notes receivable on the accrual basis. The dates on which interest income is actually collected is dependent upon the terms of the particular debt agreement, and may not correspond to the date such interest income is recorded.

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

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries as of December 31, 2003. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

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

         SUBSTANTIAL LEVERAGE - In April 2003, IC-BH entered into a $210.7 million senior secured credit facility, which replaced its prior credit facility. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the Isle of Capri - Black Hawk Casino's operations has been sufficient to pay its debt obligations.

         At December 31, 2003, we were leveraged with $11.2 million in corporate debt and lease guarantees of approximately $1 million for the River Rock Casino. We also have guaranteed debt of $552,000 for an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and loan repayments from affiliates have been sufficient to satisfy our current debt obligations. Also, the Dry Creek Casino, L.L.C. began earning credit enhancement fees from River Rock Casino for five years, starting in June 2003. However, if the River Rock Casino is closed as a result of such risks as litigation, governmental inquiries or other reasons beyond our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing if required, the failure of which could have a material effect on our operations.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003. We did not participate in any applicable activities as of and for the quarter ended December 31, 2003.

            In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We did not participate in any applicable activities as of and for the quarter ended December 31, 2003.

NOTE 3.  ISLE OF CAPRI - BLACK HAWK, L.L.C.

         We are a 43% non-operating owner of IC-BH which now owns and operates three casinos in Colorado. Financing for the Isle of Capri - Black Hawk Casino was initially provided by the IC-BH debt offering of $75 million in 13% First Mortgage Notes. In December 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans that were due in five years and a $10 million line of credit. The average interest on the credit facility was 6% to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into interest rate swap agreement that effectively converted $40 million of its floating rate debt to a fixed-rate basis for the following three years.

          In April 2003, in connection with IC-BH's acquisition of the Colorado Central Station Casino and Colorado Grande Casino from IGT for $84 million, IC-BH's $90 million senior secured credit facility was increased to $210.7 million to provide financing for the acquisition of the new casinos and for expansion. The weighted average effective interest rate of total debt outstanding under the IC-BH's senior secured credit facility at October 26, 2003 was 5.9%.

         In January 2004, a $95 million construction project commenced to expand and connect the Isle of Capri - Black Hawk and the Colorado Central Station casino and hotel properties scheduled for completion in December 2005.

         Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through January 25, 2004 (IC-BH's quarter end) totaled $2,457,760 which has been included in our statement of operations for the nine months ended December 31, 2003. During our quarter ended December 31, 2003, we received cash distributions of $996,000 from IC-BH and our basis in the project through January 25, 2004 is $14,411,761 which includes an other comprehensive loss of $17,847, net of taxes of $9,194, related to the interest rate swap transaction.

The following is a summary of condensed financial information pertaining to IC-BH as of January 25, 2004 and for the nine months then ended:

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                             January 25,
                                                                                 2004
                                                                             ------------
                                                                            (in Thousands)
ASSETS
Current assets:
             Cash and cash equivalents                                        $  30,809
             Short-term investments                                                   5
             Accounts receivable - other                                            843
             Accounts receivable - related parties                                   31
             Deferred income taxes                                                  414
             Inventories                                                            604
             Prepaid expenses                                                     1,544
                                                                              ---------
                        TOTAL CURRENT ASSETS                                     34,250

Property and equipment, net                                                     157,756
Deferred financing costs, net of accumulated amortization                         2,762
Restricted cash                                                                      48
Goodwill and other intangible assets                                             35,427
Prepaid deposits and other                                                          417
                                                                              ---------
                        TOTAL ASSETS                                          $ 230,660
                                                                              =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
             Current maturities of long-term debt                             $  11,786
             Accounts payable - trade                                             1,496
             Accounts payable - related parties                                   2,634
             Accrued liabilities:
                Interest                                                          1,238
                Payroll and related expenses                                      5,537
                Property, gaming and other taxes                                  5,551
                Income taxes                                                        246
                Progressive jackpot and slot club awards                          3,560
                Deferred income tax                                                 142
                Other                                                               887
                                                                              ---------
                        TOTAL CURRENT LIABILITIES                                33,077

Long-term debt, less current maturities                                         151,278
Other liabilities                                                                 1,340
Deferred income taxes                                                               328
                                                                              ---------
                        TOTAL LONG-TERM LIABILITIES                             152,946
                                                                              ---------
                        TOTAL LIABILITIES                                       186,023
Members' equity:
             Members' equity                                                     45,977
             Accumulated other comprehensive loss                                (1,340)
                                                                              ---------
                        TOTAL MEMBERS' EQUITY                                    44,637
                                                                              ---------
                        TOTAL LIABILITIES AND MEMBERS' EQUITY                 $ 230,660
                                                                              =========

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                                INCOME STATEMENT
                                   (UNAUDITED)


                                                                    Nine Months Ended
                                                                    January 25, 2004
                                                                    -----------------
                                                                      (in Thousands)
REVENUES

  Casino                                                              $ 132,108

  Rooms                                                                   4,356

  Food, beverage and other                                               15,373
                                                                      ---------
    Gross revenues                                                      151,837

  Less promotional allowances                                            31,238
                                                                      ---------
    Net revenues                                                        120,599

OPERATING EXPENSES

  Casino                                                                 18,525

  Gaming taxes                                                           24,711

  Rooms                                                                   1,113

  Food, beverage and other                                                3,220

  Facilities                                                              5,278

  Marketing and administrative                                           28,409

  Depreciation and amortization                                           6,412
                                                                      ---------

    Total operating expenses                                             87,668
                                                                      ---------


Operating income before management fees                                  32,931

Management fees                                                          (5,490)

Interest expense                                                         (8,553)

Interest income                                                              98
                                                                      ---------


Income before income taxes                                               18,986

Income tax provision (applicable to two subsidiaries)                       502
                                                                      ---------
Net income                                                            $  18,484
                                                                      =========



         The difference in $14.4 million of carrying value of our investment in IC-BH and $20 million of our equity interest in IC-BH is primarily related to the fact that we originally contributed appreciated property which was recorded by IC-BH at fair market value while we continued to carry the property at its original cost basis.

         During IC-BH's quarter ended January 25, 2004, IC-BH recorded an other comprehensive loss of $62,886 related to the interest rate swap transaction. Our share of the other comprehensive loss was $17,847, net of income taxes of $9,914.

NOTE 4.  NOTES RECEIVABLE

         NOTES RECEIVABLE - DRY CREEK RANCHERIA - At December 31, 2003, Dry Creek Casino, L.L.C. had a note receivable of $10 million from the Dry Creek Rancheria Band of Pomo Indians for its River Rock Casino. In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the $32.6 of indebtedness owed to the Dry Creek Casino, L.L.C. to $10 million, and the Dry Creek Casino, L.L.C. reduced the $31.1 of indebtedness owed to us to $10 million. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended with interest payable monthly at a rate of 9% per annum and will mature upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund the parking structures (anticipated to occur in late 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in 2005).

         NOTES RECEIVABLE - AFFILIATES - At December 31, 2003, Clay County Holdings, Inc ("CCH") owed us $2.6 million which amount bears interest at 12% per annum, and is payable in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At December 31, 2003, Service Interactive, Inc. ("SI") owed us $2.6 million which amount bears interest at 12% per annum, and is payable by in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both notes are collateralized by a lien on our shares owned by CCH having $16.4 million of market equity value as of December 31, 2003. The outstanding balances of notes receivable from CCH and SI were reduced by $150,000 and $150,000, respectively, during the quarter ended December 31, 2003.

NOTE 5.  LONG-TERM DEBT

         $13 MILLION CREDIT FACILITY - At December 31, 2003, we had a $13 million long-term credit facility bearing interest at 11% per annum, payable monthly, with principal maturing on December 24, 2005. The credit facility is secured by our interest in the IC-BH Casino. Up to 54% of the credit facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited during a twelve month period to an amount not to exceed 4.99% of our then total issued and outstanding stock. In November, 2003, approximately $1.8 million of principal and accrued interest was converted into 594,167 shares of our common stock at the price of $3.00 per share reducing our borrowings to $11.2 million.

         $23 MILLION CREDIT FACILITY - This credit facility was used to satisfy the $23 million commitment Dry Creek Casino, L.L.C. made to the River Rock Casino. In November 2003, we fully repaid the $23 million under this credit facility by using the loan repayment we received from the Dry Creek Casino, L.L.C.

NOTE 6.  FEDERAL AND STATES INCOME TAXES

         Temporary differences reflected in the deferred income tax accounts primarily relate to timing differences in the recognition of the allocated equity in earnings from IC-BH for tax and financial reporting purposes and tax benefits generated by available net operating loss carryforwards ("NOL's"). As of December 31, 2003, we have completely utilized our NOL's.

         For the three months ended December 31, 2003, we recorded current federal and state tax provision in the amount of $1,448,643 and a deferred federal income tax benefit of $410,367. Our recorded deferred tax expense excludes tax benefit of $9,914 related to an interest rate swap transaction, which was recorded net of tax as an accumulated other comprehensive loss.

NOTE 7. EQUITY

         During the nine months ended December 31, 2003, we granted options to purchase 260,000 shares of our common stock for directors, employees, and third party consultants as compensation for services provided. We have recorded $77,500 for consultant expenses related to options granted to a consultant based on the estimated fair value of the options on the date of grant. Had compensation costs for all options issued been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                             Three Months Ended                  Nine Months Ended
                                                                December 31,                        December 31,
                                                      -------------------------------     --------------------------------
                                                           2003              2002              2003               2002
                                                      -------------     -------------     -------------      -------------
Net income - as reported                              $   2,051,018     $   1,212,811     $   5,892,464      $   4,520,807
Less: total stock-based compensation
  expense determined under fair value based
  method for all awards granted to employees
  and directors, net of related income tax effect                --                --          (555,311)                --
                                                      -------------     -------------     -------------      -------------
Net income - pro forma                                $   2,051,018     $   1,212,811     $   5,337,153      $   4,520,807
                                                      -------------     -------------     -------------      -------------

Net income per share - as reported
  Basic                                               $        0.18     $        0.11     $        0.52      $        0.41
  Diluted                                             $        0.15     $        0.10     $        0.45      $        0.36
Net income per share - pro forma
  Basic                                               $        0.18     $        0.11     $        0.46      $        0.41
  Diluted                                             $        0.15     $        0.10     $        0.40      $        0.36

         The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS") computations, in accordance with SFAS No. 128.

                                                 THREE MONTHS ENDED DECEMBER 31, 2003
                                            ----------------------------------------------
                                              Income            Shares          Per-Share
                                            (Numerator)      (Denominator)        Amount
                                            -----------      -------------      ----------
BASIC EPS
Income available to common stockholders     $2,051,018         11,660,023       $     0.18
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                   --          1,614,160            (0.02)
Convertible debt                                14,597            269,986            (0.01)
                                            ----------         ----------       ----------
FULLY DILUTED EPS
Income available to common stockholders     $2,065,615         13,544,169       $     0.15
                                            ==========         ==========       ==========

                                                 THREE MONTHS ENDED DECEMBER 31, 2002
                                            ----------------------------------------------
                                              Income            Shares          Per-Share
                                            (Numerator)      (Denominator)        Amount
                                            -----------      -------------      ----------
BASIC EPS
Income available to common stockholders     $1,212,811         11,078,731       $     0.11
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                   --          1,317,924            (0.01)
Convertible debt                                30,111            552,994               --
                                            ----------         ----------       ----------
DILUTED EPS
Income available to common stockholders     $1,242,922         12,949,649       $     0.10
                                            ==========         ==========       ==========

                                                 NINE MONTHS ENDED DECEMBER 31, 2003
                                            ----------------------------------------------
                                              Income            Shares          Per-Share
                                            (Numerator)      (Denominator)        Amount
                                            -----------      -------------      ----------
BASIC EPS
Income available to common stockholders     $5,892,464         11,361,669       $     0.52
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                   --          1,347,185            (0.06)
Convertible debt                                75,307            459,261            (0.01)
                                            ----------         ----------       ----------
FULLY DILUTED EPS
Income available to common stockholders     $5,967,771         13,168,115       $     0.45
                                            ==========         ==========       ==========

                                                 NINE MONTHS ENDED DECEMBER 31, 2002
                                            ----------------------------------------------
                                              Income            Shares          Per-Share
                                            (Numerator)      (Denominator)        Amount
                                            -----------      -------------      ----------
BASIC EPS
Income available to common stockholders     $4,520,807         10,919,171       $     0.41
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                   --          1,453,194            (0.04)
Convertible debt                                87,100            533,209            (0.01)
                                            ----------         ----------       ----------
DILUTED EPS
Income available to common stockholders     $4,607,907         12,905,574       $     0.36
                                            ==========         ==========       ==========

         As discussed in Note 5, our convertible debt security is subject to an option to convert a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the quarters ended December 31, 2003 and 2002 results in this convertible debt security being dilutive.

NOTE 8. SEGMENT REPORTING

         We primarily operate in the gaming segment. The gaming segment consists of IC-BH, Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C.

         Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes amounts not allocated to the gaming segment such as corporate-related items, and results of insignificant operations such as real estate and mining.

                                                        AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                                        -----------------------------------------------------
                                                          Gaming                Other               Totals
                                                        -----------          -----------          -----------
      Revenue                                           $ 5,794,825          $    80,512          $ 5,875,337
      Segment profit (loss)                               2,241,807             (317,493)           1,924,314
      Segment assets                                     30,015,345            4,124,849           34,140,194
      Investment in Isle of Capri Black Hawk L.L.C       14,411,761                   --           14,411,761
      Interest expense                                    2,580,504                   --            2,580,504
      Interest income                                     3,732,438              616,521            4,348,959
      Equity in earnings of equity investment             7,948,208                   --            7,948,208

                                                        AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                                        -----------------------------------------------------
                                                          Gaming                Other               Totals
                                                        -----------          -----------          -----------
      Revenue                                           $   348,099          $   665,622          $ 1,013,721
      Segment profit (loss)                              (1,184,438)             344,654             (839,784)
      Segment assets                                     33,421,879            3,838,681           37,260,560
      Investment in Isle of Capri Black Hawk L.L.C.       7,547,286                   --            7,547,286
      Interest expense                                    1,432,768                   --            1,432,768
      Interest income                                     1,156,964              713,258            1,870,222
      Equity in earnings of equity investment             7,295,733                   --            7,295,733

Reconciliations of reportable segment assets to our consolidated totals are as follows:

                                                                             DECEMBER 31,
                                                                     ---------------------------
                                                                         2003            2002
                                                                     -----------     -----------
      Assets
      Total assets for reportable segments                           $34,120,194     $37,260,560
      Cash not allocated to segments                                   2,409,181       1,874,632
      Notes receivable not allocated to segments                       5,315,121       6,451,443
      Furniture, fixtures, & equipment not allocated to segments          47,485          51,110
                                                                     -----------     -----------
      Total assets                                                   $41,891,981     $45,637,745
                                                                     ===========     ===========

Reconciliations of reportable segment revenues to our consolidated totals are as follows:

                                                          NINE MONTHS ENDED DECEMBER 31,
                                                          ------------------------------
                                                              2003             2002
                                                          ------------     -------------
      Revenue
      Total revenue for reportable segments                $ 5,875,337      $ 1,013,721
      Interest income allocated to reportable segments       4,348,959        1,870,222
                                                           -----------      -----------
      Total revenue                                        $10,224,296      $ 2,883,943
                                                           ===========      ===========

Reconciliations of reportable segment profit or loss to our consolidated totals are as follows:

                                                         NINE MONTHS ENDED DECEMBER 31,
                                                         ------------------------------
                                                            2003                2002
                                                         -----------        -----------
      Profit or loss
      Total Profit or (loss) for reportable segments     $ 1,924,314        $  (839,784)
      Equity in income of equity investments               7,948,208          7,295,733
      Minority interest                                   (1,007,739)          (132,372)
                                                         -----------        -----------
      Net income before income tax provision             $ 8,864,783        $ 6,323,577
                                                         ===========        ===========

NOTE 9. COMMITMENTS AND CONTINGENCIES

         As of December 31, 2003, we have a total of $1 million in guarantees on equipment financing and operating leases for the River Rock Casino. In the event of the River Rock Casino's nonperformance under the terms of the equipment financing and operating lease, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities. Assuming normal operations, we expect that our guarantees for the River Rock Casino will expire or be released within two years.

         During the quarter ended December 31, 2003, our guarantees on debt of SI for the performance of the payment obligations was $552,000. In the event of SI's nonperformance under the terms of the obligation, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

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

NOTE 10. SUBSEQUENT EVENTS

         The holder of our $13 million convertible loan agreement (the "Credit Facility") commenced an arbitration proceeding against us in Harris County, Texas. The terms of the Credit Facility provide the holder with the right to convert up to $5,237,499 of this facility into 1,745,833 shares. In June 2002, the holder agreed that it would restrict its conversions of the Credit Facility to a number of shares not to exceed 4.99% of the outstanding shares of our common stock during any one-year period. In the arbitration, the holder is attempting to withdraw this prior agreement with respect to the 4.99% restriction. We are currently in settlement negotiations with the holder, and believe that we will be able to resolve this matter. However, if we are unable to settle the matter, and if the holder is successful in arbitration, it may be entitled to convert $5,237,499 of the Credit Facility into 1,745,833 shares of our common stock. If we are unable to settle the matter, we intend to vigorously defend our position in arbitration.

         In December 1999, we issued a warrant to purchase 1,166,666 at an exercise price of $3 per share to a third-party in connection with certain services being rendered to the company. In June 2002, this third party agreed to restrict his exercise of the warrant to a number of shares not to exceed 4.99% of the outstanding shares of our common stock during any one-year period. Although to date no legal or arbitration proceeding has been commenced, the third party has notified us that he does not believe his agreement with respect to the 4.99% restriction is enforceable. We believe that the 4.99% limitation is enforceable and intend to vigorously defend any claim to the contrary.


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

         Equity Method of Accounting

         Our investments in IC-BH, RCI and Sunrise Land and Minerals Corporation ("Sunrise") are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees three months in arrears for Restaurant Connections International, Inc ("RCI") and one month in advance for IC-BH, based on their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

         Revenue Recognition

         A substantial portion of our revenues for the quarter consisted of interest income. We record revenues from interest income on notes receivable on the accrual basis. The dates on which interest income is actually collected is dependent upon the terms of the particular debt agreement, and may not correspond to the date such interest income is recorded.

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

General

         We are primarily a developer of gaming properties. We reported net income of $2.1 million for the quarter ended December 31, 2003 compared to net income of $1.2 million for the quarter ended December 31, 2002.

         Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project.

During the quarter ended December 31, 2003, our allocable income from IC-BH through January 25, 2004, IC-BH's quarter end, totaled $2.5 million, compared to $2.4 million for the same period in fiscal 2003. During the current quarter, we received a cash distribution of $996,000 from IC-BH and our basis in the project through January 25, 2004 is $14.4 million, including an other comprehensive loss of $17,847, net of taxes of $9,914, related to an interest rate swap transaction.

         Our ownership of RCI is accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. Our portion of RCI's undistributed loss through September 30, 2003 totaled $55,000. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $928,000 is not reflected in our financial statements.

         During the quarter ended September 30, 2003, Sunrise entered into a business combination with a third party in which Sunrise received certain mining interests. We hold 50% of Sunrise's equity interest. Our investment in Sunrise is accounted for using the equity method of accounting and is stated at cost of $372,000, adjusted for our equity in its undistributed earnings or losses.

         We own majority interests in Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C., of 69% and 51%, respectively. For financial reporting purposes, the assets, liabilities, and earnings of the partnership entities are included in our consolidated financial statements. The interests of the other members of both entities have been recorded as minority interests totaling $ 1.6 million at December 31, 2003.

         We have made loans to the Dry Creek Casino, L.L.C., which has in turn made loans to the River Rock Casino. We will be repaid these loans as the Dry Creek Casino, L.L.C. is repaid. Excluding the repayments on these loans, as a member of the Dry Creek Casino, L.L.C., we will also receive credit enhancement fees from the River Rock Casino and is equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization for a period of five years starting June 1, 2003 and ending May 31, 2008.

         Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, and Nevada County, California. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

River Rock Casino Debt Refinancing

         In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the indebtedness owed to the Dry Creek Casino, L.L.C., the Dry Creek Casino, L.L.C. reduced the indebtedness owed to us to $10 million, and our guarantees with respect to River Rock Casino's indebtedness were reduced to $1 million as of December 31, 2003. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended with interest payable monthly at a rate of 9% per annum and will mature upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund parking structures (anticipated to occur in late 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in 2005). An identical loan agreement was entered into between us and the Dry Creek Casino, L.L.C.

Results of Operations

         Comparison of the quarter ended December 31, 2003 and 2002

         REVENUES. Revenues increased 358%, or $3.7 million, to $4.8 million for the quarter ended December 31, 2003. Our revenue primarily consists of the following income streams:

Gaming Assets Participations

                  DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization. During the quarter ended December 31, 2003, the credit enhancement fee income was $868,000.

                  ROUTE 66 CASINOS, L.L.C. We recognized gaming lease income of $2.1 million for the three months ended December 31, 2003, compared to $146,000 for the three months ended December 31, 2002. The increase is primarily related to estimated rental revenues from the gaming equipment lease with the Route 66 Casino's permanent facility which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project. To date, we have received no cash distributions for the venture. Amounts have been recorded based on financial information made available to us. Upon settlement of our arbitration and litigation with the other member, the amounts accrued as both income and expense may differ substantially thus requiring an adjustment to the estimated amounts currently recorded. These adjustments may be material to the financial statements.

         Other Revenues

                  INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 105%, or $920,000 to $1.8 million for the quarter ended December 31, 2003. The increase is attributable to the recognition of $1 million of unamortized finance fee related to River Rock Casino's $22.6 million principal repayment. Since a majority of our loans have been repaid, our interest income in the future will significantly decrease in connection with this project.

                  ROYALTY INCOME. Royalty income increased 25% to $17,000 for the quarter ended December 31, 2003. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we anticipate receiving $58,000 during fiscal 2004. However, our agreement with Romarco is terminable at any time; therefore, there is no assurance we will receive these revenues in the future.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 3% to $2.5 million for the quarter ended December 31, 2003 compared to $ 2.4 million for the quarter ended December 31, 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH.

         TOTAL EXPENSES. Total expenses increased 139%, or $2.1 million to $3.6 million for the quarter ended December 31, 2003, compared to $1.5 million for the quarter ended December 31, 2002. The increase primarily resulted from an increase in general and administrative expenses, salaries, legal and professional fees, amortization of deferred loan issue cost, and estimated Route 66 operating expense. These items are discussed below:

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 30%, or $43,000, to $189,000 for the quarter ended December 31, 2003, compared to $146,000 in the quarter ended December 31, 2002. The increase is primarily related to general corporate administrative cost.

                  INTEREST EXPENSE. Interest expense decreased 7%, or $48,000, to $605,000 for the quarter ended December 31, 2003, compared to $653,000 for the quarter ended December 31, 2002 related to the repayment of our $23 million credit facility. Our overall debt was significantly reduced during the quarter ended December 31, 2003, and accordingly, we believe our interest expense will significantly decrease in the future.

                  SALARIES. Salaries increased 33%, or $82,000, to $333,000 for the quarter ended December 31, 2003, compared to $251,000 in the quarter ended December 31, 2002 related to increases in salaries and number of personnel.

                  LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 27%, or $87,000, to $240,000 for the quarter ended December 31, 2003, compared to $327,000 in the quarter ended December 31, 2002.

                  AMORTIZATION OF DEFERRED LOAN ISSUE COST. Amortization of deferred loan issue cost increased $765,000, to $815,000 for the quarter ended December 31, 2003, compared to $50,000 in the quarter ended December 31, 2002. The increase is primarily attributable to the recognition of $770,000 of deferred loan issue cost related to the repayment of our $23 million credit facility in November 2003.

                  AMORTIZATION OF DEVELOPMENT COST. During the quarter ended December 31, 2003, we amortized $106,000 in development cost related to River Rock Casino and Route 66 Casino projects.

                  ROUTE 66 OPERATING EXPENSE. Route 66's estimated operating expense increased $1.2 million, to $1.3 million for the quarter ended December 31, 2003, compared to $95,000 in the quarter ended December 31, 2002 related to an increase in gaming machines placed in Route 66 Casino which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project, and accordingly, we have estimated these amounts.

         NET INCOME. Net income before federal and state income tax provision increased 68% or $1.3 million to $3.1 million for the quarter ended December 31, 2003 as compared to $1.8 million. This increase is primarily the result of increases in equity in earnings of IC-BH and gaming asset participations. Net income increased 69% or $838,000 to $2.1 million for the quarter ended December 31, 2003 as compared to net income of $1.2 million in the quarter ended December 31, 2002. This increase is primarily the result of increases equity in earnings of IC-BH, and gaming asset participations. The effective tax rate for both quarters ended December 31, 2003 and December 31, 2002 was 34%.

         Comparison of the nine months ended December 31, 2003 and 2002

         REVENUES. Revenues increased 255%, or $7.3 million, to $10.2 million for the nine months ended December 31, 2003. Our revenue primarily consists of the following income streams:

         Gaming Assets Participations

                  DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization. During the nine months ended December 31, 2003, the credit enhancement fee income was $2.6 million.

                  ROUTE 66 CASINOS, L.L.C. We recognized gaming lease income of $3.2 million for the nine months ended December 31, 2003, compared to $348,000 for the nine months ended December 31, 2002. The increase is primarily related to estimated rental revenues from gaming equipment lease with the Route 66 Casino's permanent facility which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project. To date, we have received no cash distributions for the venture. Amounts have been recorded based on financial information made available to us. Upon settlement of our arbitration and litigation with the other member, the amounts accrued as both income and expense may differ substantially thus requiring an adjustment to the estimated amounts currently recorded. These adjustments may be material to the financial statements.

         Other Revenues

                  INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 133%, or $2.5, to $4.3 million for the nine months ended December 31, 2003. The majority of the increase is attributable to the increase in the loans made in connection with the River Rock Casino project over the comparable nine months of the prior year and the recognition of $1 million of unamortized finance fee related to River Rock Casino's $22.6 million principal repayment. Since a majority of our loans have been repaid, our interest income in the future will significantly decrease in connection with this project.

                  ROYALTY INCOME. Royalty income increased 25% to $46,000 for the nine months ended December 31, 2003. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we anticipate receiving $58,000 during fiscal 2004. However, our agreement with Romarco is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 9% to $7.9 million for the nine months ended December 31, 2003 compared to $7.3 million for the nine months ended December 31, 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH.

         TOTAL EXPENSES. Total expenses increased 123%, or $4.6 million to $8.3 million for the nine months ended December 31, 2003, compared to $3.7 million for the nine months ended December 31, 2002. The increase is related primarily to an increase in general and administrative expenses, interest expense, other expense, salaries, legal and professional fees, amortization of development cost, and estimated Route 66 expense. These items are discussed below:

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 30%, or $118,000, to $503,000 for the nine months ended December 31, 2003, compared to $385,000 for the nine months ended December 31, 2002. The increase is primarily attributable to general corporate administrative cost.

                  INTEREST EXPENSE. Interest expense increased 80%, or $1.2 million, to $2.6 million for the nine months ended December 31, 2003, compared to $1.4 million in the nine months ended December, 2002 related to additional borrowings from our credit facility during the fiscal year ended March 31, 2003. In November 2003, we repaid our $23 million credit facility, and accordingly, our interest expense will significantly decrease in the future.

                  SALARIES. Salaries increased 29%, or $203,000, to $893,000 for the nine months ended December 31, 2003, compared to $690,000 in the nine months ended December 31, 2002 related to increase in salaries and number of personnel.

                  LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 104%, or $552,000, to $1.1 million for the nine months ended December 31, 2003, compared to $530,000 in the nine months ended December, 2002 primarily related to increased fees related to disputes, further discussed at Part 2, Item I.

                  AMORTIZATION OF DEFERRED LOAN ISSUE COST. Amortization of deferred loan issue cost increased $840,000, to $964,000 for the nine months ended December 31, 2003, compared to $124,000 in the nine months ended December 31, 2002. The increase is primarily attributable to the recognition of $770,000 of deferred loan issue cost related to the repayment of our $23 million credit facility in November 2003.

                  AMORTIZATION OF DEVELOPMENT COST. During the nine months ended December 31, 2003, we amortized $164,000 in development cost related to River Rock Casino and Route 66 Casino projects.

                  ROUTE 66 OPERATING EXPENSE. Route 66's estimated operating expense increased $1.7 million to $1.9 million for the nine months ended December 31, 2003, compared to $228,000 in the nine months ended December 31, 2002 related to an increase in gaming machines placed in Route 66 Casino which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project, and as such, we have estimated these amounts.

         NET INCOME. Net income before federal and state income tax provision increased 40% or $2.5 million to $8.9 million for the nine months ended December 31, 2003 as compared to $6.4 million. This increase is primarily the result of increases in equity in earnings of IC-BH, gaming asset participations. Net income increased 30% or $1.4 million to $5.9 million for the nine months ended December 31, 2003 as compared to net income of $4.5 million in the nine months ended December 31, 2002. This increase is primarily the result of increases equity in earnings of IC-BH, gaming asset participations, and federal income tax. The effective tax rate for the nine months ended December 31, 2003 was 34% compared to 29% for the nine months ended December 31, 2002. Such increase in the effective tax rate related to tax benefits of $421,735 from IC-BH for fiscal year ended April 25, 1999 which was recognized in the months ended December 31, 2002.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Net cash provided by operating activities during the nine months ended December 31, 2003, amounted to $741,000 a decrease of $1.5 million, over the $2.3 million of net cash provided by operating activities during the nine months ended December 31, 2002. The decrease was primarily related to a decrease in cash distributions from IC-BH and an increase in the amount of our tax payments. These amounts were partially offset by the credit enhancement fees we received from the River Rock Casino. More specifically, as compared to the prior period, during the nine months ended December 31, 2003, our cash distributions from IC-BH decreased by 2 million as s result of IC-BH utilizing excess cash flow to pay down debt. We expect that this strategy will continue for the foreseeable future. We made a $1.5 million of federal income tax payment during the nine months ended December 31, 2003, as opposed to making no payments during the comparable prior period. To offset these amounts, we received $2.2 million of credit enhancement fee income earned through October 2003 from River Rock Casino.

         INVESTING ACTIVITIES. Net cash provided in investing activities during the nine months ended December 31, 2003, amounted to $22 million, an increase of $35.4 million, over the $13.9 million of net cash used in investing activities in the nine months ended December 31, 2002. The increase is primarily related to the repayment of $22.7 million of our outstanding loans in connection with the River Rock Casino.

         FINANCING ACTIVITIES. Net cash used by financing activities during the nine months ended December 31, 2003, amounted to $23.9 million, a decrease of $36.3 million, over $12.5 million of net cash provided by financing activities in the nine months ended December 31, 2002. The decrease was primarily related to the $23.6 million of reduction on our corporate debt during the nine months ended December 31, 2003.

         As December 31, 2003, we had cash available of $2.4 million. We had drawn down on our entire $13 million log-term credit facility that bear interest at 11% per annum, payable monthly, with principal maturing during December 2005. This credit facility is secured by our interest in IC-BH Casino. We have also repaid our $23 million credit facility, which is no longer available to us. The repayment of our $23 million credit facility substantially repaid all of our current portion of long term debt, as well as a substantial portion of long term note payable.

         During the next twelve months, we expect to receive cash distributions from IC-BH of approximately $4 million based on our current estimates, and loan repayments of $1.2 million from affiliate companies. In addition, the Dry Creek Casino, L.L.C. will be receiving its credit enhancement fee from River Rock Casino, provided the casino is in compliance with its debt covenants with respect to its $200 million debt financing. We no longer have any funds available to us from our existing credit facility or other external financing sources, and accordingly, we will be depending on the monies received from IC-BH, the credit enhancement fee to be paid to the Dry Creek Casino, L.L.C., and loan repayments from affiliate companies to fund our operations for the next twelve months.

         At December 31, 2003, we are leveraged with $11.2 million in corporate debt and lease guarantees of approximately $1 million for the River Rock Casino project. We also have guaranteed debt of $502,000 of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and loan repayments and credit enhancement fees from the River Rock Casino have been sufficient to satisfy our current obligations. However, if the River Rock Casino is closed resulting from litigation, governmental inquiries or other reasons beyond our control, if we are required to perform on our outstanding guarantees, or if the debt covenants ratios of the River Rock Casino debt financing preclude the payment to us of our credit enhancement fee or outstanding loans to River Rock Casino, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing if required to fund working capital needs or debt repayment obligations, the failure of which could have a material effect on our operations.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003. We did not participate in any applicable activities as of and for the quarter ended December 31, 2003.

         In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We did not participate in any applicable activities as of and for the quarter ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to our operations result primarily from credit risk concentrations. We do not believe we are subject to material interest rate risk or foreign currency risk.

         We have utilized the majority of our credit facilities to make loans to Dry Creek Casino, L.L.C., which has made loans to the River Rock Casino. If the River Rock Casino is unable to make its debt payments to the Dry Creek Casino, L.L.C. for any reason, the Dry Creek Casino L.L.C. will be unable to make its required debt repayment to us, which will affect our ability to repay our credit facility. As discussed in Item 2 above, if the River Rock Casino is closed for any reason, we may have difficulty meeting our short-term and long-term obligations. We currently believe that this is our primary credit risk.

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

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In May 2002, we were sued in case 2002-22278, Corporate Strategies, Inc., vs. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc. seeks damages and other relief for alleged breach of a consulting agreement entered into during December 1997. Discovery is ongoing. We are vigorously defending the suit and have asserted counterclaims, as well as cross-claims against the individual actors within Corporate Strategies (Harold Finstad, Arthur Porcari, Stephen Porcari, and Martin R. Nathan). Our counter and cross-claims seek rescission and damages. The claims against and between us and Nathan have been referred to binding arbitration in accordance with the parties' agreement. We are actively pursuing our claims in arbitration. Nathan has filed a separate counter-claim against the Company in the arbitration proceedings, seeking damages for an alleged contract between him and the Company.

         In September 2002, we asserted a claim for damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), a member with us in Route 66 Casinos, L.L.C. Route 66 Casinos, L.L.C. was formed to develop gaming facilities on lands of the Pueblo of Laguna, 11 miles west of Albuquerque, New Mexico. In October 2002, we instituted suit in Harris County, Texas District Court, case 2002-51378, Nevada Gold & Casinos, Inc. v. American Heritage, Inc. d/b/a The Gillmann Group, and Frederick Gillmann. Subsequently, The Gillmann Group and its principal sought a declaratory judgment and damages in the District Court of Clark County, Nevada, case A457315, American Heritage, Inc., and Fred Gillmann v. Nevada Gold & Casinos, Inc. and Route 66 Casinos, L.L.C. in the District Court, Clark County, Nevada. That litigation has been stayed, and the Texas lawsuit is currently scheduled for trial in the first quarter of 2004.

         The holder of our $13 million convertible loan agreement (the "Credit Facility") commenced an arbitration proceeding against us in Harris County, Texas. The terms of the Credit Facility provide the holder with the right to convert up to $5,237,499 of this facility into 1,745,833 shares. In June 2002, the holder agreed that it would restrict its conversions of the Credit Facility to a number of shares not to exceed 4.99% of the outstanding shares of our common stock during any one-year period. In the arbitration, the holder is attempting to withdraw this prior agreement with respect to the 4.99% restriction. We are currently in settlement negotiations with the holder, and believe that we will be able to resolve this matter. However, if we are unable to settle the matter, and if the holder is successful in arbitration, it may be entitled to convert $5,237,499 of the Credit Facility into 1,745,833 shares of our common stock. If we are unable to settle the matter, we intend to vigorously defend our position in arbitration.

         In December 1999, we issued a warrant to purchase 1,166,666 at an exercise price of $3 per share to a third-party in connection with certain services being rendered to the company. In June 2002, this third party agreed to restrict his exercise of the warrant to a number of shares not to exceed 4.99% of the outstanding shares of our common stock during any one-year period. Although to date no legal or arbitration proceeding has been commenced, the third party has notified us that he does not believe his agreement with respect to the 4.99% restriction is enforceable. We believe that the 4.99% limitation is enforceable and intend to vigorously defend any claim to the contrary.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended December 31, 2003, we issued 594,167 shares of common stock upon the conversion of a portion of our $13 million credit facility at a conversion price of $3.00 per share. The holder of the credit facility is an accredited investor, and the transaction was completed pursuant to Regulation D of the Securities Act of 1933. No commission was paid in connection with the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

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

         Exhibit 31.2(*)    Chief Financial Officer Certification Pursuant to
                            Section 13a-14 of the Securities Exchange Act.

         Exhibit 32.1(*) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2(*) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)  filed herewith

(b) Reports on Form 8-K - During the quarter ended December 31, 2003, we filed a Form 8-K on November 18, 2003, in which we announced our financial results for the quarter ended September 30, 2003, pursuant to Item 12 of the form, we filed a Form 8-K on December 23, 2003, pursuant to Item 5 of the form.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Nevada Gold & Casinos, Inc.
---------------------------


By: /s/ Christopher Domijan
---------------------------------------------
Christopher Domijan, Chief Financial Officer

Date: February 17, 2004

                                 EXHIBIT INDEX

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