Form 10-K
period 2004-03-31
NEVADA GOLD & CASINOS INC
filed 2004-07-14
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-8927

Nevada Gold & Casinos, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0142032
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

3040 Post Oak Blvd., Suite 675, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.12 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes       [  ] No

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ X ] Yes     [  ] No

     As of September 30, 2003, the aggregate market value of Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock, as reported on the American Stock Exchange, was $93,341,988. As of June 4, 2004, 12,538,002 shares of Registrant’s Common Stock, $0.12 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following document (or parts thereof) is incorporated by reference into the following parts of this form 10-K: Proxy Statement for the annual meeting of shareholders – Part III Items 10, 11, 12, 13 and 14.

i

     This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Part I

Item 1. Description of Business

Overview

     Nevada Gold & Casinos, Inc., a Nevada corporation, was formed in 1977 and, since 1994 has been primarily a developer of gaming facilities and related lodging and entertainment facilities (“gaming projects”). We also have real estate interests in Colorado, California, and Nevada. We report our operations in two segments - gaming projects and other assets. For a summary of financial information concerning these two segments, please refer to the information provided in Note 12 to the Consolidated Financial Statements.

Description Of Business- Gaming Projects

     Colorado Gaming Projects

     We are a 43% non-operating owner of Isle of Capri Black Hawk, L.L.C. (“IC-BH”). Isle of Capri Casinos, Inc. (“Isle”) is the 57% operating owner. In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino for $84 million. Also in April 2003, IC-BH entered into a new $210.6 million Senior Secured Credit Facility which was used to repay its existing credit facility and to provide financing for the acquisition of the two casinos and for a planned expansion project in Black Hawk. In January 2004, IC-BH commenced a $95 million expansion of the Isle of Capri-Black Hawk and the Colorado Central Station Casino. IC-BH now owns and operates three casinos in Colorado (referred to collectively as the “Colorado Casinos”). Isle operates the Colorado Casinos under an agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profit of the Colorado Casinos. IC-BH’s gaming properties are:

The Isle of Capri – Black Hawk. The Isle of Capri – Black Hawk, which commenced operation in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property currently consists of a casino with approximately 1,120 slot machines and 14 table games, a 237-room hotel and 1,100 parking spaces in an attached parking garage. The Isle of Capri also offers customers a wide variety of non-gaming amenities, including a Farraddays’ restaurant, a Calypso’s buffet, a Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment.

The Colorado Central Station – Black Hawk. The Colorado Central Station –Black Hawk, which IC-BH acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle of Capri. The property currently consists of a casino with approximately 750 slot machines, 10 table games and a poker room. The property also offers guests three dining options, including the Whistle Stop buffet, Fire Box restaurant, and the Chew Chew deli. Prior to the expansion project, which began in January, 2004, the property had 546 parking spaces across two parking areas. During the expansion project, valet parking will be available to customers of the Colorado Central Station. The expansion project will include a new 1,200 space parking garage.

The Colorado Grande – Cripple Creek. The Colorado Grande – Cripple Creek, which IC-BH acquired in April 2003, is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a casino with approximately 220 slot machines, no table games, a 4-room hotel and 44 parking spaces. The property offers guests dining at Maggie’s restaurant.

     In January 2004, IC-BH commenced a $95 million construction project at its Black Hawk Casinos. The expansion project includes 15,000 square feet of additional gaming space, covered skywalks to connect the two casino properties, a 1,200-space parking garage, 160 additional hotel rooms and a 200-seat restaurant. As currently planned, IC-BH expects to open the first phase, which includes two floors of parking and the casino expansion, in spring 2005. The hotel, restaurant and remaining parking are scheduled to be completed within twelve months thereafter. IC-BH is also funding approximately $20 million (which is part of the $95 million overall total) of public improvements which include extending Main Street to connect to Colorado Route 119. This will provide customers direct access to our Black Hawk casinos and parking garages at the first two traffic lights into Black Hawk. We currently expect that the extension of Main Street will be completed by late summer 2005.

     River Rock Gaming Project

     Dry Creek Casino, L.L.C. of which we own 69%, was formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians (“tribe”) with the development and financing of its River Rock Casino located approximately 75 miles north of the San Francisco Bay area, in Sonoma County, California. The River Rock Entertainment Authority was formed as an unincorporated instrumentality of the tribe to own and operate the River Rock Casino. The casino features 1,600 slot machines, 16 table games, and two restaurants. As of March 31, 2004, we had a note receivable of $10 million from Dry Creek Casino, L.L.C, which loaned such funds to the River Rock Casino, and we guaranteed operating leases of approximately $762,000. Under the development and loan agreement, Dry Creek Casino, L.L.C. earns a credit enhancement fee equal to 20% of River Rock Casino’s earnings before taxes (if any), depreciation, and amortization. The credit enhancement fee is payable for a period of five years, starting June 1, 2003 and ending on May 31, 2008.

     In November 2003, the River Rock Entertainment Authority completed a $200 million senior note financing. Net proceeds from the financing have been and will be used to (a) repay a majority of River Rock Casino’s outstanding indebtedness, including indebtedness payable to Dry Creek Casino, LLC, (b) fund the completion of three parking structures and related infrastructure improvements and (c) settle its litigation with a prior developer which resulted in settlement of the related lawsuit filed by such prior developer against us and Dry Creek Casino, L.L.C. As a result of the financing, Dry Creek Casino, LLC’s guarantees were reduced to $1.2 million from $14.6 million. Out of the net proceeds of the financing, the River Rock Casino (i) reduced the $32.6 of indebtedness owed to Dry Creek Casino, L.L.C. to $10 million, and Dry Creek Casino, L.L.C. reduced the $31.1 of indebtedness owed to us to $10 million, (ii) paid the accrued credit enhancement fee through October 2003 to Dry Creek Casino, L.L.C. in the amount of $2.2 million, and (iii) paid accrued interest through November 7, 2003 to the Dry Creek Casino, L.L.C. in the amount of $1.1 million. As part of River Rock Casino’s repayment of indebtedness, our guarantees with respect to River Rock Casino’s indebtedness were reduced from $13.3 million to $1 million as of March 31, 2004. The $10 million loan from Dry Creek Casino, L.L.C. to the River Rock Casino was amended to provide for interest payable monthly at a rate of 9% per annum and a maturity date upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund parking structures (anticipated to occur in late calendar year 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino’s excess cash flow, (anticipated to begin in calendar year 2005). An identical loan agreement was entered into between us and Dry Creek Casino, L.L.C.

     Route 66 Gaming Project

     On May 23, 2002, we entered into a joint venture (the “Route 66 Casinos, L.L.C.” or “Route 66”) with American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) that is 51% owned by us and 49% by The Gillmann Group. The Gillmann Group had several contracts with the Laguna Development Corporation (“LDC”), a federally chartered corporation wholly-owned by the Pueblo of Laguna, the second largest pueblo in New Mexico. The Gillmann Group agreed to assign these contracts to Route 66 Casinos, L.L.C.

     The contracts included a Development and Construction Agreement, as well as three gaming lease equipment agreements. Under the Development and Construction Agreement, The Gillmann Group was to consult on the development and operation of a temporary casino and a permanent casino in Rio Puerco, New Mexico and provide or arrange for financing of the temporary and permanent casinos. At the time, LDC owned and operated the Dancing Eagle Casino, located 42 miles west of Albuquerque adjacent to I-40. As compensation for the consulting services, LDC entered into three gaming lease equipment agreements with The Gillmann Group. The lease equipment agreements include one for 1,250 gaming devices placed in the Route 66 Casino, a second for 100 gaming devices for the temporary Rio Puerco casino and a third for 45 gaming devices in the existing Dancing Eagle Casino. The 1,250 gaming device contract is a five-year contract commencing with the opening of the Route 66 Casino. The 100 gaming device contract was for one year and, at the opening of the Route 66 Casino, the gaming devices were moved to it. The 45 gaming device contract at Dancing Eagle terminated in February, 2004. Route 66 Casinos, L.L.C. expects to receive on average approximately 16% of gross revenue from the gaming devices subject to the leases over the five-year period commencing in September, 2003.

     The Route 66-themed casino opened on September 4, 2003. The 165,000-square-foot casino, located 11 miles west of Albuquerque adjacent to I-40, includes 1,250 slot machines, 20 table games, a bingo hall with 750 seats, a 2,800-seat theater/entertainment/special events venue, a cabaret lounge, and multiple food, beverage and retail outlets, plus ample paved parking for trucks and automobiles. Pueblo of Laguna’s land is adjacent to I-40, the original Route 66—once termed “The Main Street of America” and made famous by the TV series Route 66.

     We are currently involved in a dispute with The Gillmann Group as discussed in Part I, Item 3. To date, we have received no cash distributions from the venture. Our portion of the earnings of the venture have been estimated and recorded based on financial information made available to us. We are vigorously defending our rights under the agreements.

     Muscogee (Creek) Nation Gaming Project

     On December 23, 2003, we (through our wholly owned subsidiary, Nevada Gold Tulsa, Inc.) entered into Development and Management Agreements with the Muscogee (Creek) Nation (the “Nation”), a federally recognized Indian tribe, pursuant to which we will assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project will be developed on and around the site of the existing Creek Shannon Cozzonie Nation Casino. The first phase will include the construction of a state-of-the-art gaming center featuring 2,000 or more gaming machines, a 150 to 250 room hotel, nearly 20,000 square feet of meeting space and a 750 to 1500 space, multi-level parking facility. Retail stores, restaurants and other entertainment venues are planned for subsequent phases. The total investment is expected to be approximately $110 million. We will assist the Nation in arranging financing and in designing, constructing, equipping and opening the gaming entertainment complex. The first phase of development is expected to be completed in late summer 2006, but there can be no assurance that it will be completed in that timeframe.

     The Management Agreement is subject to the approval of the National Indian Gaming Commission (“NIGC”) prior to its becoming effective. The Development Agreement provides for a fee to us of $2.2 million upon completion of the gaming entertainment complex; provided that, if the Management Agreement is approved by the NIGC, we will not receive any fees under the Development Agreement, but will instead receive fees solely from the Management Agreement as described below. The term of the Management Agreement is for 60 months, and provides for the payment of a monthly management fee, starting after the opening of the gaming entertainment complex, equal to 12% of monthly net income less principal payments on debt based on a 10 year amortization period.

Other Business Activities

     Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado. The property is located in an EPA National Priorities list area. The Central City Business Improvement District is paying for the construction of a new 8.4 mile four-lane highway from I-70 to Central City. The new highway will be adjacent to a portion of our 240 acres and is scheduled for completion in November 2004. We are currently having discussions with third parties to joint venture with us on the development of the property.

     Sunrise Land and Mineral. We have a 50% interest in Sunrise Land and Mineral Corporation, (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights and two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada. The 300 acres serves as collateral for our note receivable of $89,000 from Sunrise.

     Restaurant Connections International, Inc. We are a founding shareholder of Restaurant Connections International, Inc. (“RCI”), and currently own an approximate 30% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo. RCI is pursuing a sale of its assets or other form of monetization, and RCI has retained an investment banker to assist RCI in the efforts. Other global fast food restaurants have entered the Brazilian marketplace and are general competitors of RCI. McDonald’s and Dunkin Donuts have each established a presence in Sao Paulo and in other areas of Brazil. These restaurant companies have significantly greater financial and other resources that could affect RCI’s operations.

     Goldfield Resources, Inc. Our wholly-owned subsidiary, Goldfield Resources, Inc. (“Goldfield”), holds mining claims totaling approximately 9,000 acres in the State of Nevada,. Goldfield is not directly involved in mining operations. Goldfield has secured a mining lease for its properties with Metallic Goldfield, Inc. (“Metallic”), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects. Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement with Metallic, Metallic is primarily responsible for all regulatory compliance. However, Metallic’s failure to comply with any of the applicable rules or regulations could create potential liability for Goldfield.

Competition

     There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will provide strong competition to us and could adversely affect our operations to the extent that such gaming is conducted in areas close to our operations.

     Colorado Gaming Projects

     As the number of larger gaming establishments in Black Hawk, Colorado has increased over the past five years, average revenues for some of the smaller casinos located in the Black Hawk market have declined significantly. Future initiatives could expand limited gaming in Colorado to other locations. In addition to competing with other casinos in Black Hawk, the Isle of Capri – Black Hawk Casino and Colorado Central Station Casino may compete for customers with casinos in other gaming jurisdictions, and with each other. We believe our Black Hawk casinos have some competitive advantages over the other gaming establishments in the area, primarily as a result of their size and location.

     The Black Hawk gaming market consists of the cities of Black Hawk and Central City, which are located approximately 35 miles west of Denver and approximately 16 miles from Interstate 70, the main east-west artery from Denver. Customers of the Black Hawk gaming market primarily drive from within a 100-mile radius of Black Hawk and Central City, which includes the major population centers of Denver, Boulder, Fort Collins, and Golden, Colorado, and Cheyenne, Wyoming. The Black Hawk gaming market is primarily characterized by numerous privately and publicly-owned gaming facilities. However, the main competition are the larger gaming facilities located in Black Hawk, particularly those with a considerable number of on-site parking spaces, with established brand names and existing reputations in the local market. Our primary competitors are Mountain High Casino, Riviera Black Hawk, Mardi Gras, Fortune Valley Hotel & Casino, Canyon Casino, Fitzgerald’s Black Hawk, and The Lodge Casino, each of which also offer on-site parking. The closest competition to our Black Hawk casinos is the Riviera, which is located at the intersection of Mill and Main Streets across from the Isle of Capris casino.

     Casinos in Cripple Creek and the Native American casinos located in the southwestern corner of Colorado constitute the other gaming market in the state. Cripple Creek is 40 miles west of Colorado Springs, Colorado, which is 30 miles south of Denver, Colorado, a metropolitan area that has a population of approximately 2.5 million.

We believe that the Cripple Creek market attracts customers primarily from Colorado Springs, Fort Carson and smaller areas south of Denver. We do not believe that casinos in Cripple Creek compete with the Black Hawk gaming market because of Cripple Creek’s distance from the Black Hawk gaming market. The Colorado Grande Casino operates in Cripple Creek, Colorado and competes with the other casinos in Cripple Creek, as well as geographically proximate Native American casinos. There are casinos in the Cripple Creek market that are larger than the Colorado Grande Casino, and these casinos may have greater financial and operating resources than the Colorado Grande Casino. Accordingly, the Colorado Grande Casino does not have the same competitive advantages as our casinos in Black Hawk.

     River Rock Gaming Project

     The River Rock Casino faces or will face competition from existing and proposed Indian gaming facilities in the surrounding area and elsewhere in California and with casino gaming in Nevada and elsewhere, including gaming facilities that could be located closer to the San Francisco Bay area than River Rock’s gaming facility. The Hopland Sho-Ka-Wah casino is located within 35 miles of River Rock Casino, and the Konocti Vista Casino is located within 45 miles of River Rock Casino. River Rock also competes with card rooms located in the surrounding area, other forms of gaming that are legal in California, including on and off-track wagering and the California State Lottery, as well as with non-gaming leisure activities, and the availability of such alternative gaming and non-gaming activities may increase in the future. Two ballot initiatives will be put before California voters in November 2004 which, if successful, could negatively impact River Rock’s revenues. The first initiative, backed by a coalition of racetracks and card rooms, would require all California Indian tribes with casinos, such as the Tribe, to pay 25 percent of their revenue to the State of California, or, in the event any tribe refused to make such payment, 11 card rooms and five racetracks would be allowed to install their own slots, potentially 30,000 in the aggregate. The other initiative, backed by, among others, one of California’s most successful gaming tribes, would remove all limits on the number of slots tribes may operate in California and would extend the terms of the current gaming compacts by 20 years. In exchange, tribes would give the State of California a portion of their revenue equal to the prevailing corporate tax rate, currently approximately 9 percent. At this time, we cannot predict the likelihood of success of such initiatives and do not know whether, if such initiatives are successful, any additional slots will be placed in River Rock Casino’s market, therefore we are unable to estimate the potential negative impact of additional competition on the business of River Rock resulting from such initiatives.

     The State of California is currently facing a severe budget deficit. In connection with this deficit, California’s Governor is seeking to renegotiate existing tribal-state compacts in an effort to raise revenue. Any amendment to a compact may require the approval of the Department of the Interior and will require the approval of both parties to the compact. There has been speculation that the State of California may be willing to increase the number of slot machines above the current limit of 2,000 per tribe and to raise or restrict limits on the number of licenses that are available on a statewide basis, in exchange for greater revenue-sharing arrangements. Although there is no current plan to do so, the Tribe could seek such additional devices. The Tribe’s inability to obtain additional devices, if its competitors are successful in doing so, could have a material adverse impact on River Rock Casino’s financial condition and results of operations.

     Route 66 Gaming Project

     The Route 66 Casino competes with other Indian casinos in the greater Albuquerque area. There are several casinos within 50 miles of Route 66 Casino, including the Sky City Casino, Casino Sandia, Isleta Casino & Resort, Santa Ana Star Casino, San Felipe Casino Hollywood, and The Downs at Albuquerque.

Regulations and Licensing

     The gaming industry is highly regulated and we must maintain our licenses in order to continue our operations. Each of our gaming operations is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports concerning the gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

     We cannot assure that we will be able to comply with or conduct business in accordance with applicable regulations. Furthermore, we cannot assure that additional state or federal statutes or regulations will not be enacted at some future date that could have a material adverse effect on our business operations.

     Colorado

     The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulations. No gaming may be conducted in Colorado unless licenses are obtained from the Colorado Limited Gaming Control Commission (the “Gaming Commission”). In addition, the State of Colorado created the Division of Gaming (the “CDG”) within its Department of Revenue to license, implement, regulate, and supervise the conduct of limited stakes gaming. The Director of the CDG (“CDG Director”), under the supervision of the Gaming Commission, has been granted broad powers to ensure compliance with the laws and regulations. The Gaming Commission, CDG and CDG Director that have responsibility for regulation of gaming are collectively referred to as the “Colorado Gaming Authorities.”

     The laws, regulations, and supervisory procedures of the Colorado Gaming Authorities seek to maintain public confidence and trust that licensed limited gaming is conducted honestly and competitively, that the rights of the creditors of licensees are protected, and that gaming is free from criminal and corruptive elements. The Colorado Gaming Authorities’ stated policy is that public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations, and activities related to the operation of the licensed gaming establishments and the manufacture and distribution of gaming devices and equipment.

     The Gaming Commission is empowered to issue five types of gaming and related licenses. The Colorado Casinos require a retail gaming license, which must be renewed each year, and the Colorado Division has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities will be limited accordingly. The Colorado Casinos’ licenses are renewable annually, subject to continued compliance with gaming regulations.

     Colorado law requires that every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Gaming Commission. The Gaming Commission may require any person having an interest in a license or a licensee to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant. Persons found unsuitable by the Gaming Commission may be required immediately to terminate any interest in, association or agreement with, or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee’s license or applicant’s license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

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

     We may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act and the regulations promulgated thereunder. The issuance of any voting securities in violation will be void and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the Colorado Limited Gaming Act and the regulations promulgated thereunder. Any transfer in violation will be void. If the Colorado Limited Gaming Control Commission at any time determines that a holder of our voting securities is unsuitable to hold the securities, then we may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person’s investment, or (b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty (60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the Commission to be suitable to own them, (a) we are not permitted to pay any dividends or interest with regard to the voting securities, (b) the holder of such voting securities will not be entitled to vote and the voting securities will not for any purposes be included in the voting securities entitled to vote, and (c) we may not pay any remuneration in any form to the holder of the voting securities, except in exchange for the voting securities.

     Native American Gaming

   The terms and conditions of management contracts and the operation of all gaming, including casinos, on Native American land in the United States are subject to the Indian Gaming Regulatory Act of 1988 (“IGRA”), which is administered by the National Indian Gaming Commission (“NIGC”), the gaming regulatory agencies of tribal governments, and if provided for in a tribal-state compact, the gaming regulatory agencies of state governments. IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.

   IGRA establishes three separate classes of tribal gaming-Class I, Class II and Class III. Class I includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering.

   IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a “tribal-state compact”). These compacts provide, among other things, the manner and extent to which the state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on Native American lands.

     The River Rock Casino may provide Class II gaming and, through its compact with the State of California, is permitted up to 2,000 Class III slot machines, subject to license availability. The River Rock Casino currently holds licenses to operate 1,600 Class III slot machines. The Route 66 Casino may provide Class II gaming, and through its compact with the State of New Mexico, Class III gaming in accordance with limitations contained in the compact. The Muscogee (Creek) Nation may provide Class II gaming only. The Company has received the appropriate licenses from the tribal gaming authorities and the states, where applicable, to participate in the development and equipping of the River Rock Casino and the Route 66 Casino. The Company has been issued a license by the relevant tribal gaming authorities to develop the Muscogee (Creek) Nation casino. Appropriate licenses for the management of the Muscogee (Creek) Nation casino will be applied for once the management contract is approved.

   IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. Although it has been submitted to the NIGC for review and approval, the management contract relating to the casino for the Muscogee (Creek) Nation has not yet been approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract.

     A management contract can be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

   Title 25, Section 81 of the United States Code states that “no agreement or contract with an Indian tribe that encumbers Indian lands for a period of 7 or more years shall be valid unless that agreement or contract has been approved by the Secretary of the Interior or a designee of the Secretary.” An agreement or contract that is subject to the requirements of Section 81 and is not approved is invalid. We do not believe that our contracts with the Muscogee (Creek) Nation are subject to the requirements of Section 81 and we plan to seek confirmation of that from the BIA.

   Native American tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes’ jurisdiction. Therefore, persons engaged in gaming activities, including us, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding the River Rock Casino, the Route 66 Casino or the Muscogee (Creek) Nation casino. The possession of valid licenses from the Dry Creek Rancheria Band of Pomo Indians, the Pueblo of Laguna and the Muscogee (Creek) Nation are ongoing conditions of our agreements with these tribes.

     General Gaming Regulations in Other Jurisdictions

   If we become involved in gaming operations in any other jurisdictions, such gaming operations will subject us and certain of our officers, directors, key employees, stockholders and other affiliates to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. There can be no assurance that we will obtain all of the necessary licenses, approvals and findings of suitability or that our officers, directors, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked, limited, suspended or not renewed in the future.

   Failure by the Company to obtain, or the loss or suspension of, any necessary licenses, approval or findings of suitability would prevent us from conducting gaming operations in such jurisdiction and possibly in other jurisdictions.

Risk Factors

     Potential investors should carefully consider the following risk factors prior to making any investment decisions regarding our securities.

     Substantial Leverage

     In April 2003, IC-BH entered into a $210.6 million Senior Secured Credit Facility, which replaced its prior credit facility. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the operations of IC-BH’s Colorado Casinos has been sufficient to pay its debt obligations.

     At March 31, 2004, we were leveraged with $11.2 million in corporate debt and operating lease guarantees of approximately $762,000 for the River Rock Casino. We also have guaranteed debt of $150,000 for an affiliated company that may mature during the next fiscal year. On June 29, 2004, we entered into a $40 million revolving credit facility with the holder of our $13 million convertible loan. We reduced the amount of debt outstanding under the $13 million credit facility to approximately $3.3 million (by drawing down approximately $7.9 million on the revolving credit facility), which loan matures December 31, 2005. The $40 million revolving credit facility allows us to draw down up to $40 million (less any other indebtedness owed by us to such lender) at any time prior to June 30, 2008.

     To date, cash distributions from IC-BH and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. Also, the Dry Creek Casino, L.L.C. began earning credit enhancement fees from River Rock Casino for five years, started in June 2003. However, if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations and working capital needs without drawing down funds under the revolving credit facility.

     Impact of Construction Disruption on IC-BH Operations

     The IC-BH casinos in Black Hawk are undergoing a major expansion project. Construction has caused, and is expected to continue to cause, disruption to the operations of the Black Hawk casinos. If the current trend of construction disruption in Black Hawk continues, IC-BH anticipates that it will be required to amend certain financial covenants in its $210.6 million Senior Secured Credit Facility to remain in compliance. Although we cannot be certain that such amendments will be obtained from the lenders, IC-BH anticipates that they will be. If these covenants are not amended, IC-BH’s Senior Secured Credit Facility would be subject to acceleration by its lenders. This would in turn adversely affect IC-BH’s ability to make payments to us.

     Payment of the River Rock Credit Enhancement Fee Subject to River Rock Casino’s Cash Flow

     River Rock Casino’s ability to pay our credit enhancement fee depends upon its ability to generate cash flow. Its ability to generate cash flow is subject to many economic, regulatory, business and competitive factors beyond its control, including unexpected construction delays with its parking facility, the current status of California Native American Gaming regulations, and surrounding competitive casinos. Accordingly, it is not possible to predict the cash flow of River Rock Casino which could delay or reduce future credit enhancement fee payments from River Rock.

     Limited Recourse Loans in Connection with Development Projects

     From time to time, in our ordinary course of business, we make loans to tribes or other third parties for the purpose of exploring gaming opportunities that become available to us. Proceeds of such loans are typically used for due diligence investigations of such opportunities or to provide assistance to tribes or other third parties in evaluating their abilities to pursue such opportunities. If we determine to pursue such opportunities, then we may make additional loans for the construction, development, equipment, and operations of gaming projects.

     Our primary recourse for collection of this indebtedness from a tribe or other third party is typically limited to revenues, if any, from the gaming operations. In addition, in the case of contracts with tribes, money damages for breach or wrongful termination of a contract is typically limited to revenues, if any, from gaming operations. If any of the gaming projects are not ultimately pursued or available to us, then any loans to tribes or third parties made for the purpose of exploring those opportunities may not be repaid.

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

     Adverse Ruling on Route 66 Litigation

     As we are engaged in legal proceedings with The Gillmann Group, our co-member in the Route 66 Casino, we have estimated our portion of the earnings of the venture that are recorded on our financial statements. While we cannot predict the timing or result of any resolution in this matter, we believe we have a valid, enforceable operating agreement. However, if it is determined that the operating agreement is void or unenforceable we will be required to restate financial results previously reported.

Employees

     As of June 17, 2004, we employed 23 people.

Available Information

     We make available on our website (www.nevadagold.com) under “Investor Relations – SEC Filings”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Item 2. Description of Properties

     Isle of Capri Black Hawk. IC-BH (of which we own 43%) owns approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with the Isle of Capri casino. This land is pledged against the IC-BH $210.6 million Senior Secured Credit Facility.

     Colorado Central Station – Black Hawk. IC-BH (of which we own 43%) owns and leases approximately 7.1 acres of land in Black Hawk, Colorado for use in connection with the Colorado Central Station. IC-BH leases additional parcels of land adjoining the Colorado Central Station casino for parking. This lease is for an initial term of ten years with options to renew or nine additional terms of ten years each with the final option period concluding June 1, 2094. Annual rent is $370,000 and renewals are subject to 20% rent increases over the rate of the previous term. IC-BH also entered into a lease for additional parking. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is $1.5 million indexed to correspond to any rise or fall in the cost of living at one-year intervals beginning June 1, 1996, not to exceed 3% difference from the previous year’s rate. These interests are pledged against the IC-BH $210.6 million Senior Secured Credit Facility.

     The Colorado Grande – Cripple Creek. IC-BH (of which we own 43%) leases approximately 0.57 acres of land in Cripple Creek, Colorado for use in connection with the casino facilities. IC-BH leases this land at an annual rent at the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with a option to renew for fifteen years with the final option period concluding January 31, 2021. These interests are pledged against the IC-BH $210.6 million Senior Secured Credit Facility.

     Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado. The property is located in an EPA National Priorities list area.

     Sunrise Land and Mineral. We own a 50% interest in Sunrise Land and Mineral Corporation, (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights and two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada.

     Goldfield Resources, Inc. Our wholly-owned subsidiary, Goldfield Resources, Inc. (“Goldfield”), holds mining claims totaling approximately 9,000 acres in the State of Nevada.

     Office Lease. We lease approximately 5,880 square feet of office space in Houston, Texas. The total monthly rental for office space is currently $9,600. We plan to expand our existing facilities in fiscal year 2005 to accommodate the growth in our business.

Item 3. Legal Proceedings

     We and our subsidiaries are, from time to time, defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting us and our subsidiaries.

     Route 66 Casino. In September 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos, L.L.C. Route 66 Casinos, L.L.C. was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group’s agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Route 66 Casinos, L.L.C. Operating Agreement, governed the relationship of the parties relating to the Route 66 gaming operation. Pursuant to this agreement, we are to receive 51% of the net revenue from the Route 66 gaming operation. This agreement, which was signed by both us and The Gillmann Group, contains an arbitration clause.

     In addition to the operating agreement, the parties also entered into a promissory note and a right of first refusal agreement, whereby The Gillmann Group agreed to offer us the right to partner on future gaming projects. The Gillmann Group and Mr. Gillmann have breached each of these agreements.

     We initiated arbitration proceedings pursuant to the Route 66 Casinos, L.L.C. operating agreement; however, The Gillmann Group and Mr. Gillmann refused to participate on the ground that the operating agreement is invalid. We then filed a lawsuit in state district court in Harris County, Texas, initially seeking to recover payment pursuant to the promissory note. We have since amended our claims to include breach of contract, breach of fiduciary duty, fraud and other claims related to The Gillmann Group’s repudiation of the Route 66 Casinos, L.L.C. operating agreement and right of first refusal agreement.

     The Gillmann Group then filed a lawsuit in state district court in Clark County, Nevada. In its lawsuit, The Gillmann Group seeks judicial dissolution of Route 66 Casinos, L.L.C. and seeks a declaratory judgment that the operating agreement is void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court. Likewise, the Nevada Supreme Court has ordered the parties not to participate in arbitration until it rules on arbitrability of the dispute. A ruling is expected within the next few months.

     Meanwhile, the related lawsuit in Texas has been stayed pending the outcome of the Nevada appeal. However, the stay was recently lifted for the limited purpose of allowing The Gillmann Group to move for partial summary judgment on certain limited provisions of the right of first refusal agreement We will vigorously defend against The Gillmann Group’s motion for partial summary judgment.

   Credit Facility. The holder of our $13 million credit facility commenced an arbitration proceeding against us in Harris County, Texas. In June 2004, we settled our dispute by amending existing financing documents and entering into a $40 million revolving credit facility. We reduced the amount of debt outstanding under the $13 credit facility to approximately $3.3 million ( by drawing down approximately $7.9 million on the $40 million revolving credit facility), which matures December 31, 2005 and amended the interest rate to 7.5% per annum. The $3.3 million principal is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. The $40 million revolving credit facility allows us to draw down, on a revolving basis, up to $40 million (less any other indebtedness owed by us to the holder) at any time prior to June 30, 2008. Amounts drawn under the revolving credit facility bear interest at the rate of 8.5% per annum. The current availability under this revolving credit facility is approximately $28.8 million. The convertible note and $40 million credit facility is secured by our interest in IC-BH. Concurrently with settling this matter, we settled a claim with a financial advisor who facilitated the procurement of the $13 million credit facility by allowing his exercise of a warrant, issuing him 801,917 shares of our common stock, and repurchasing 501,917 of these shares through the issuance of a $6.5 million note, bearing interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and 2006. Subsequently, the 501,917 shares of common stock repurchased were retired.

     Corporate Strategies. In May 2002, we were sued in Case No. 2002-22278, Corporate Strategies, Inc. v. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc. was seeking damages and other relief for an alleged breach of a consulting services agreement entered into during December 1997. We asserted counterclaims and cross claims against individuals within Corporate Strategies (Harold Finstad, Arthur Porcari, Stephen Porcari and Martin R. Nathan). The claims between us and Mr. Nathan were subsequently referred to arbitration in accordance with the parties’ agreement. This lawsuit, as well as the claims in arbitration, was settled in March 2004 through the issuance of Nevada Gold common stock to Corporate Strategies, Inc. and the individual third party defendants. The settlement terms are governed by a confidentiality agreement; however, this settlement did not result in a charge to our income statement. The parties have filed a joint non suit with prejudice in the district court case and the arbitration was dismissed by agreement.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2004.

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Market Information

     Our common stock is traded on the American Stock Exchange under the symbol UWN. The following table sets forth the high and low sales prices per share of the common stock for the last two fiscal years.

	Fiscal Years Ended
	March 31, 2004		March 31, 2003
	High	Low	High	Low
First Quarter	$8.80	$6.18	$8.70	$6.60
Second Quarter	11.11	8.38	7.90	5.20
Third Quarter	13.00	10.00	8.25	6.88
Fourth Quarter	18.70	10.50	7.85	5.70

Holders of Common Stock

     As of June 4, 2004, we had approximately 1,823 shareholders of record.

Dividends

     We have not paid any dividends during the last two fiscal years and the current policy of our board of directors is to retain earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

     The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 31, 2004, including the 1999 Stock Option Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders (such grants, the “Non-Plan Grants”).

			Number of Securities
	Number of Securities		Remaining Available for
	To be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation
	Options, Warrants and	Outstanding Options,	Plans (Excluding Securities
	Rights	Warrants and Rights	Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	1,595,951	$5.64	206,549
Equity Compensation Plans Not Approved by Security Holders	1,207,834 (1)	$3.01	-0-

Total	2,803,785	$4.16	206,549

(1) The non-approved equity compensation plans are as follows: (a) during the three fiscal years ended March 31, 2002, we issued warrants to purchase an aggregate of 1,145,834 shares at an exercise price of the lesser of $3.00 per share or 85% of the market price of our common stock on exercise expiring in December 2005, in connection with services provided in the arrangement of financing, and (b) in September 2000 we issued warrants to purchase 62,000 shares at an exercise price of $3.25 per share for consulting services, expiring in March 2006.

Recent Sales of Unregistered Securities

     During the quarter ended March 31, 2004, we did not sell or issue any equity securities that were not registered under the Securities Act.

Item 6. Selected Financial Data

     The selected consolidated financial data presented below as of and for our fiscal years ended March 31, 2004, March 31, 2003, March 31, 2002, March 31, 2001 and March 31, 2000 have been derived from our consolidated financial statements which, except for the fiscal years ended March 31, 2001 and March 31, 2000, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended March 31,
	2004(a)		2003(b)	2002		2001(c)	2000
			(Restated	(Restated		(Restated	(Restated
			(h))	(h))		(h))	(h))
Income Statement Data:
Total revenues	$8,544,432		$3,584,880	$889,433		$472,366	$340,072
Total expenses	7,888,275		5,446,337	3,513,614		2,342,845	2,642,123
Equity in earnings of Isle of Capri Black Hawk	10,175,236		9,450,807	7,676,420		6,357,255	2,299,076
Equity in earnings of Route 66 Casinos, L.L.C.	1,068,230		87,274	—		—	—
Equity (loss) in earnings of Restaurant Connections International, Inc.	—		—	—		96,878	(37,189)
Minority interests	(561,697)		(53,323)	(36,051)		—	—

Net income before income tax (provision) benefit and extraordinary item	11,337,926		7,623,301	5,016,188		4,583,654	(40,164)
Income tax (provision) benefit	(3,813,870)		(2,298,373)	(1,505,104)		784,655	—

Net income before extraordinary item	7,524,056		5,324,928	3,511,084		5,368,309	(40,164)
Extraordinary loss on extinguishment of debt, net of applicable income tax benefit of $989,594	—		—	(1,920,976	)(g)	—	—

Net income	$7,524,056		$5,324,928	$1,590,108		$5,368,309	$(40,164)

Net income	$7,524,056		$5,324,928	$1,590,108		$5,368,309	$(40,164)
Preferred stock dividends accumulated	—		—	—		(41,866)	(168,788)

Net income applicable to common shareholders	$7,524,056		$5,324,928	$1,590,108		$5,326,443	$(208,952)

Net income per common share - basic	$0.65		$0.49	$0.15		$0.51	$(0.02)
Net income per common share - diluted	$0.51		$0.37	$0.13		$0.42	$(0.02)
Balance Sheet Data:
Total assets	$45,951,057	(d)	$57,807,445 (e)	$26,286,491		$18,642,226	$10,795,289
Long-term debt	11,029,266	(d)	36,139,348 (f)	12,926,547		7,016,865	4,120,211
Stockholders’ equity	30,799,320		18,707,588	12,666,567		9,502,869	4,787,665

(a)	During the fiscal year ended March 31, 2004, we began earning a credit enhancement fee from the River Rock Casino project, starting June 2003. The credit enhancement fee income was $3.6 million during the fiscal year ended March 31, 2004. Also, interest income increased by $1.9 million mainly related to the loans made in conjunction with the River Rock Casino project.

(b)	During the fiscal year ended March 31, 2003, our wholly owned subsidiary, Blue Diamond Resorts, Inc. sold 860 acres of land on Wellesley Island in New York State for $4.1 million. We recognized a gain of $590,000 on the sale. Also, we incurred interest expense related to the loan made in conjunction with the River Rock Casino project.

(c)	In July 2000, a $29 million, 238 room hotel on top of the Isle of Capri Black Hawk Casino opened.

(d)	During the fiscal year ended March 31, 2004, we reduced $23.6 of our corporate debt by using the proceeds from the loan repayment from River Rock Casino.

(e)	During the fiscal year ended March 31, 2003, we had $28 million of notes receivable from Dry Creek Rancheria related to the River Rock Casino Project.

(f)	During the fiscal year ended March 31, 2003, we had drawn down our $23 million credit facility to fund the River Rock Casino project.

(g)	During the fiscal year ended March 31, 2002, we had an extraordinary loss of $1.9 million, net of tax, related to refinancing of Isle of Capri Black Hawk, L.L.C.’s $75 million loan.

(h)	These financial statements have been restated as described in Note 2 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-K. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our financial position or results of our operations.

     The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement are based.

Changes in Previously Issued Financial Statements

     During the year ended March 31, 2004, and subsequent to the issuance of the Company’s financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company’s convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company’s financial statements.

     Credit Facility Conversion Feature and Certain Warrants. In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the “Credit Facility”). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of cumulative drawdowns under the Credit Facility to be an aggregate of $1.4 million. Principal of the Credit Facility was drawn down beginning in the fiscal year ended March 31, 1999 and continuing through the fiscal year ended March 31, 2002. Accordingly, the Company discounted the balance of the Credit Facility as of the date of each drawdown and is amortizing the beneficial conversion feature associated with each drawdown from the date of each drawdown to the maturity date of the Credit Facility.

     In the fiscal years ended March 31, 2002, March 31, 2001 and March 31, 2000 multiple warrants were issued to a financial advisor instrumental in securing the Credit Facility (collectively, the “Warrants”). Each Warrant was immediately vested and exercisable subject to certain restrictions. The Company ascribed an estimated fair value of the Warrants in the aggregate amount of $1.7 million. Accordingly, the Company capitalized deferred loan issue costs as of the date of issuance of each Warrant and such costs are being amortized from the date of each issuance to the maturity date of the Credit Facility.

     It was also determined that, in the calculation of the diluted weighted average number of common shares outstanding, certain convertibility restrictions imposed by the Credit Facility on the lender and certain exercise restrictions imposed on the Warrants had been interpreted as more restrictive than they actually were, resulting in an overstatement of diluted earnings per share beginning in the fiscal year ended March 31, 2000.

     Accordingly, the consolidated financial statements for the fiscal years ended March 31, 2003 and March 31, 2002 have been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses. Additional paid in capital and retained earnings as of April 1, 2001 have also been restated to reflect prior period adjustments to those reported amounts through that date. The prior period adjustment increased additional paid in capital by approximately $2.1 million and was attributable to the fair value of the beneficial conversion feature of the Credit Facility and Warrants. The prior period adjustment decreased retained earnings by $624,000, net of taxes, to properly reflect the amortization of the beneficial conversion feature to interest expense and the amortization of the deferred loan costs to expense through the end of the fiscal year ended March 31, 2001.

     Certain Options and Warrants. In the fiscal years ending March 31, 2002, March 31, 2001 and March 31, 2000, certain options and warrants were issued to other advisors and consultants (collectively, the “Options”). The Options were immediately vested and exercisable. The Company ascribed a fair value for the Options in the aggregate amount of $910,000. Costs related to these Options were expensed in the period granted. Additional paid in capital and retained earnings as of April 1, 2001 have also been restated to reflect prior period adjustments to those reported amounts through that date. The prior period adjustment increased additional paid in capital by $735,000 and was attributable to the fair value of the Options. The prior period adjustment decreased retained earnings by $485,000, net of taxes, to properly reflect the impact of the Options expenses through the end of the fiscal year ending March 31, 2001.

     Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during each of the fiscal years ended March 31, 2003 and March 31, 2002 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders’ equity was understated as of March 31, 2003 and 2002 by $1,057,757 and $289,938, respectively.

     Also, we have determined that our investment in Route 66 Casinos, L.L.C. should be accounted for using the equity method because our venture partner continues to control the operating activities of the venture, even though, in the opinion of management, such is a breach of the operating agreement. This accounting treatment will continue until a final resolution of the dispute is reached.

     The impact of the restatement for the fiscal years ended March 31, 2003 and March 31, 2002 is summarized in Note 2 to the Consolidated Financial Statements in this Annual Report.

Critical Accounting Policies

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results.

     Equity Method of Accounting

          Equity method of accounting - Our investments in IC-BH, RCI, Route 66 and Sunrise are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee’s Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We have an ownership interest of 51% in Route 66. We account for the investment in Route 66 using the equity method because the operating activities of the joint venture are controlled by the minority venturer . We record our equity in the income or losses of our investees three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

     Revenue Recognition

     A substantial portion of our revenues consists of interest income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded.

     Income Taxes

     Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Material estimates include depreciation expense, amortization of deferred loan costs and development costs and operating activities of the Route 66 Casino. Actual results could differ from those estimates.

     Capitalized Development Costs

     Development costs are recorded on the cost basis. The costs are amortized over their estimated useful life upon the execution of a development contract. When accumulated costs on a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to expense.

General

     We are primarily a developer of gaming facilities and related lodging and entertainment facilities. We reported net income of $7.5 million for the fiscal year ended March 31, 2004 compared to net income of $5.3 million for the fiscal year ended March 31, 2003.

     Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the fiscal year ended March 31, 2004, our allocable income from IC-BH through April 25, 2004, IC-BH’s fiscal year end, totaled $10.2 million, compared to $9.5 million for the fiscal year ended March 31, 2003. During the fiscal 2004, we received a cash distribution of $3.7 million from IC-BH and our basis in the project through April 25, 2004 is $15.7 million, including an accumulated pre-tax other comprehensive loss of approximately $291,000 related to an interest rate swap transaction.

     We own a 69% majority interest in Dry Creek Casino, L.L.C. For financial reporting purposes, the assets, liabilities, and earnings of Dry Creek Casino, L.L.C. are included in our consolidated financial statements. The interests of the other members have been recorded as minority interests totaling $254,000 at March 31, 2004.

     We have made loans to Dry Creek Casino, L.L.C., which has in turn made loans to the River Rock Casino. We will be repaid these loans as Dry Creek Casino, L.L.C. is repaid. Excluding the repayments on these loans, as a member of Dry Creek Casino, L.L.C., we will also receive credit enhancement fees from the River Rock Casino equal to 20% of River Rock Casino’s earnings before taxes (if any), depreciation and amortization for a period of five years starting June 1, 2003 and ending May 31, 2008.

     Our ownership of Route 66 Casinos, L.L.C. is accounted for using the equity method of accounting. Our investment in Route 66 Casinos, L.L.C. is stated at cost and, adjusted for our equity in the undistributed earnings or losses of Route 66 Casinos, L.L.C. During the fiscal years ended March 31, 2004 and March 31, 2003, our portion of Route 66’s undistributed earnings totaled $1 million and $87,000, respectively.

     Our ownership of RCI is accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. During the fiscal year ended March 31, 2004, our portion of RCI’s undistributed loss through December 31, 2003 totaled $116,000. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $997,000 has not been reflected in our financial statements.

     In September 2003, Sunrise entered into a business combination with a third party in which Sunrise received certain mining interests. We hold 50% of Sunrise’s equity interest. Our investment in Sunrise is accounted for using the equity method of accounting and is stated at cost of $372,000, adjusted for our equity in its undistributed earnings or losses.

     Property held for development consists of undeveloped acreage and improvements located in and around Black Hawk, Colorado, and Nevada County, California. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

River Rock Casino Debt Refinancing

     In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe’s indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the indebtedness owed to Dry Creek Casino, L.L.C., Dry Creek Casino, L.L.C. reduced the indebtedness owed to us to $10 million, and our guarantees with respect to River Rock Casino’s indebtedness were reduced to $762,000 at March 31, 2004. The $10 million note receivable to Dry Creek Casino, L.L.C. from the River Rock Casino has been amended to provide for interest payable monthly at a rate of 9% per annum and a maturity date upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund parking structures (anticipated to occur in late calendar year 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino’s excess cash flow (anticipated to begin in calendar year 2005). An identical loan agreement was entered into between us and Dry Creek Casino, L.L.C.

Results of Operations

     Comparison of the Fiscal Years ended March 31, 2004 and March 31, 2003

     Revenues. Revenues increased 138%, or $4.9 million, to $8.5 million for the fiscal year ended March 31, 2004 compared to $3.6 million for the fiscal year ended March 31, 2003. Our revenue primarily consists of the following income streams:

     Credit Enhancement Fee Income

          Dry Creek Casino, L.L.C. Starting in June 2003, Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino’s earnings before taxes (if any), depreciation and amortization. During the fiscal year ended March 31, 2004, the credit enhancement fee income was $3.6 million.

     Other Revenues

          Interest income. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 66%, or $1.9 million to $4.8 million for the fiscal year ended March 31, 2004 compared to $2.9 million for the fiscal year ended March 31, 2003. The increase is attributable to the increase in the loans made in connection with the River Rock Casino project over the prior fiscal year and the recognition of $1.3 million of unamortized finance fee related to River Rock Casino’s $22.6 million early principal repayment during the fiscal year ended March 31, 2004. Since a majority of our loans have been repaid, our interest income in the future will significantly decrease in connection with this project.

          Royalty income. Royalty income increased 25%, or $12,000, to $62,000 for the fiscal year ended March 31, 2004 compared to $50,000 for the fiscal year ended March 31, 2003. This income is derived solely from our mining agreement with Metallic Goldfield, Inc. (“Metallic”). Based on our agreement with Metallic, we anticipate receiving $62,000 during the fiscal year ended March 31, 2005. However, our agreement with Metallic is terminable at any time; therefore, there is no assurance we will receive these revenues in the future.

     Equity in earnings of Isle of Capri Black Hawk L.L.C. Equity in earnings of IC-BH increased 8% to $10.2 million for the fiscal year ended March 31, 2004 compared to $9.5 million for the fiscal year ended March 31, 2003.

     Equity in earnings of Route 66 Casinos, L.L.C. Equity in earnings of Route 66 increased 1,124% to $1,068,000 for the fiscal year ended March 31, 2004 compared to $87,000 for the fiscal year ended March 31, 2003. The increase is primarily related to estimated rental revenues from the gaming equipment lease with the Route 66 Casino’s permanent facility which opened on September 4, 2003.

     Total expenses. Total expenses increased 45%, or $2.4 million, to $7.9 million for the fiscal year ended March 31, 2004, compared to $5.4 million for the fiscal year ended March 31, 2003. The increase primarily resulted from increases in general and administrative expenses, salaries, legal and professional fees and amortization of deferred loan issue cost. These items are discussed below:

          General and administrative expenses. General and administrative expenses increased 63%, or $319,000, to $822,000 for the fiscal year ended March 31, 2004, compared to $504,000 in the fiscal year ended March 31, 2003. The increase is primarily related to general corporate administrative cost and amortization of development cost related to River Rock Casino project.

          Interest expense. Interest expense increased 27%, or $659,000, to $3.1 million for the fiscal year ended March 31, 2004, compared to $2.4 million for the fiscal year ended March 31, 2003. The increase in interest expense was related to a higher overall weighted average outstanding debt balance during the fiscal year ended March 31, 2004 compared to the fiscal year ended March 31, 2003. Our overall debt was significantly reduced in November 2003 due to early repayment of our $23 million credit facility, and accordingly, we believe our interest expense will significantly decrease in the future.

          Salaries. Salaries increased 17%, or $158,000, to $1.1 million for the fiscal year ended March 31, 2004, compared to $920,000 in the fiscal year ended March 31, 2003 related to increases in salaries and the overall increase in the number of personnel during the fiscal year ended March 31, 2004.

          Legal and professional fees. Legal and professional fees increased 117%, or $798,000, to $1.5 million for the fiscal year ended March 31, 2004, compared to $682,000 in the fiscal year ended March 31, 2003. The increase is primarily attributable to an increase in legal fees related to the Route 66 dispute as discussed in Part I, Item 3.

          Amortization of deferred loan issue cost. Amortization of deferred loan issue cost increased $477,000, to $1 million for the fiscal year ended March 31, 2004, compared to $554,000 in the fiscal year ended March 31, 2003. The increase is primarily attributable to the recognition of $770,000 of deferred loan issue cost related to the early repayment of our $23 million credit facility in November 2003 offset by $270,000 of amortization reversal during the fiscal year ended March 31, 2004 attributable to the forfeiture of certain warrants.

          Write-off of capitalized development costs. Write-off of capitalized development costs increased $7,000, to $245,000 for the fiscal year ended March 31, 2004, compared to $238,000 in the fiscal year ended March 31, 2003.

          Net income. Income before income tax provision increased 49%, or $3.7 million, to $11.3 million for the fiscal year ended March 31, 2004 as compared to $7.6 million for the fiscal year ended March 31, 2003. This increase is primarily the result of increases in equity in earnings of IC-BH and Route 66, interest income, and credit enhancement fee income. Net income increased 41%, or $2.2 million, to $7.5 million for the fiscal year ended March 31, 2004 as compared to net income of $5.3 million in the fiscal year ended March 31, 2003. This increase is primarily the result of increases equity in earnings of IC-BH, interest income, and gaming asset participations. The effective tax rates for the fiscal years ended March 31, 2004 and March 31, 2003 were 34% and 30%, respectively.

     Comparison of the fiscal years ended March 31, 2003 and March 31, 2002

     Revenues. Revenues increased 303%, or $2.7 million, to $3.6 million for the fiscal year ended March 31, 2003 compared to $889,000 for the fiscal year ended March 31, 2002. Our revenue primarily consists of the following income streams:

          Interest income. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 291%, or $2.2 million, to $2.9 million for the fiscal year ended March 31, 2003 compared to $740,000 for the fiscal year ended March 31, 2002. The majority of the increase is attributable to the $25.5 million increase in the loans made in connection with the River Rock Casino project during the fiscal year ended March 31, 2003.

          Gain on land sale. During the fiscal year ended March 31, 2003, our wholly owned subsidiary, Blue Diamond Resorts, Inc. sold 860 acres of land on Wellesley Island in New York State for $4.1 million and recognized a gain of $590,000 on the sale.

          Royalty income. Royalty income increased 25% to $50,000 for the fiscal year ended March 31, 2003 compared to $40,000 for the fiscal year ended March 31, 2002. This income is derived solely from our mining agreement with Metallic Goldfield, Inc. However, our agreement with Metallic Goldfiled, Inc. is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

     Equity in earnings of Isle of Capri Black Hawk. Equity in earnings of IC-BH increased 23% to $9.5 million for the fiscal year ended March 31, 2003 compared to $7.7 million for the fiscal year ended March 31, 2002.

     Equity in earnings of Route 66 Casinos, L.L.C. Equity in earnings of Route 66 was $87,000 for the fiscal year ended March 31, 2003. This joint venture agreement was executed in the fiscal year ended March 31, 2003.

     Total expenses. Total expenses increased 55%, or $1.9 million, to $5.4 million for the fiscal year ended March 31, 2003, compared to $3.5 million for the fiscal year ended March 31, 2002. The increase resulted primarily from increases in interest expense, other expense, salaries, and legal and professional fees. These items are discussed below:

          General and administrative expenses. General and administrative expenses decreased 9%, or $51,000, to $504,000 for the fiscal year ended March 31, 2003, compared to $555,000 for the fiscal year ended March 31, 2002. The decrease is primarily attributable to a decrease in property tax and consulting expenses.

          Interest expense. Interest expense increased 115%, or $1.3 million, to $2.4 million for the fiscal year ended March 31, 2003, compared to $1.1 million in the fiscal year ended March 31, 2002 primarily related to additional borrowings from our $23 million credit facility during the fiscal year ended March 31, 2003 to fund loans made in connection with the River Rock Casino project.

          Salaries. Salaries increased 27%, or $197,000, to $920,000 for the fiscal year ended March 31, 2003, compared to $723,000 in the fiscal year ended March 31, 2002 primarily related to increases in salaries for existing employees.

          Legal and professional fees. Legal and professional fees increased 36%, or $181,000, to $682,000 for the fiscal year ended March 31, 2003, compared to $501,000 in the fiscal year ended March 31, 2002 primarily related to increases in legal and consulting services relating to general business activities.

          Amortization of deferred loan issue cost. Amortization of deferred loan issue cost increased $76,000, to $554,000 for the fiscal year ended March 31, 2003, compared to $478,000 in the fiscal year ended March 31, 2002. The increase is primarily attributable to additional borrowings from our credit facility during the fiscal year ended March 31, 2003.

          Write-off of capitalized development costs. Write-off of capitalized development costs increased $196,000, to $238,000 for the fiscal year ended March 31, 2003, compared to $42,000 in the fiscal year ended March 31, 2002.

     Net income. Income before income tax provision and extraordinary item increased 52%, or $2.6 million, to $7.6 million for the fiscal year ended March 31, 2003 as compared to $5.0 million for the fiscal year ended March 31, 2002. This increase is primarily the result of increases in equity in earnings of IC-BH, interest income, and gain on land sale. Income before extraordinary items increased 52% or $1.8 million to $5.3 million for the fiscal year ended March 31, 2003 as compared to net income of $3.5 million in the fiscal year ended March 31, 2002. This increase is primarily the result of increases in revenue, equity in earnings of IC-BH and interest income. The effective tax rates for both fiscal years ended March 31, 2003 and March 31, 2002 was 30%. During the fiscal year ended March 31, 2002, the Company recorded an extraordinary loss of $1.9 million, net of tax of $990,000, related to refinancing of IC-BH’s $75 million loan. in the prior fiscal year.

Liquidity and Capital Resources

     Operating activities. Net cash provided by operating activities during the fiscal year March 31, 2004, amounted to $1.9 million, a decrease of $300,000, compared to $2.2 million of net cash provided by operating activities during the fiscal year ended March 31, 2003. The decrease was primarily related to a decrease in cash distributions from IC-BH. More specifically, as compared to the prior period, during the fiscal year ended March 31, 2004, our cash distributions from IC-BH decreased by $1.9 million as a result of IC-BH utilizing excess cash flow to pay down debt. We expect that IC-BH will continue to utilize excess cash flow to pay down debt for the foreseeable future. We made a $2.5 million federal income tax payment during the fiscal year ended March 31, 2004, as opposed to making no payments during the fiscal year ended March 31, 2003. We have requested a refund of the $2.5 million due to the utilization of certain tax benefits associated with the exercise of common stock options and warrants. These amounts were partially offset by the $3.4 million credit enhancement fees we received from the River Rock Casino during the fiscal year ended March 31, 2004.

     Investing activities. Net cash provided by investing activities during the fiscal year ended March 31, 2004, amounted to $20.8 million, compared to $21.7 million of net cash used in investing activities in the fiscal year ended March 31, 2003. The increase is primarily related to the net collection of $22.9 million of our outstanding notes receivable in the fiscal year ended March 31, 2004 of which $18.3 million related to net collections of our note receivable from the Dry Creek Rancheria’s River Rock Casino.

     Financing activities. Net cash used in financing activities during the fiscal year ended March 31, 2004, amounted to $23.1 million, compared to $22.4 million of net cash provided by financing activities in the fiscal year ended March 31, 2003. The decrease was primarily related to the early repayment of $23.6 million of our corporate debt during the fiscal year ended March 31, 2004 of which $23 million of debt proceeds was originally advanced to us during the fiscal year ended March 31, 2003.

     At March 31, 2004, we had cash available of $3.5 million. We have repaid our $23 million credit facility, which is no longer available to us. The repayment of our $23 million credit facility substantially repaid all of our current portion of long-term debt, as well as a substantial portion of long term note payable. At March 31, 2004, we had drawn down $11.2 million of our $13 million credit facility that bears interest at 11% per annum, payable monthly, with principal maturing during December 2005. In June 2004, we amended the existing financing documents relating to the $13 million credit facility and entered into a $40 million revolving credit facility. We reduced the amount of debt outstanding under the $13 million credit facility to approximately $3.3 million (by drawing down approximately $7.9 million on the $40 million revolving credit facility), which matures December 31, 2005, and amended the interest rate to 7.5% per annum. The $3.3 million principal amount is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. The $40 million revolving credit facility allows us to draw down, on a revolving basis, up to $40 million (less any other indebtedness owed by us to the lender) at any time prior to June 30, 2008. Amounts drawn under the revolving credit facility bear interest at the rate of 8.5% per annum. The current availability under this revolving credit facility is approximately $28.8 million. The convertible note and $40 million credit facility are secured by our interest in IC-BH. Concurrently with settling this matter, we settled a claim with a financial advisor who facilitated the procurement of the $13 million credit facility by allowing his exercise of a warrant, issuing him 801,917 shares of our common stock, and repurchasing 501,917 of these shares through the issuance of a $6.5 million note, bearing interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and 2006. Subsequently, the 501,917 shares of common stock repurchased were retired.

     During the next twelve months, we expect to receive cash distributions from IC-BH of approximately $3 to $4 million based on our current estimates, and note receivable collections of $1.2 million from affiliate companies. In addition, we anticipate that the Dry Creek Casino, L.L.C. will be receiving its credit enhancement fee from River Rock Casino, provided the casino is in compliance with its debt covenants with respect to its $200 million debt financing. In addition, we will have available funds under the $40 million revolving credit facility – currently we have $28.8 million available under this facility. We believe we have adequate capital to fund our operations for the next twelve months.

     At March 31, 2004, we were leveraged with $11.2 million in corporate debt and lease guarantees of approximately $762,000 for the River Rock Casino project. We also have guaranteed debt of $150,000 of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH, and notes receivable collections and credit enhancement fees from the River Rock Casino have been sufficient to satisfy our current obligations. However, if we are required to perform on our outstanding guarantees, or if the debt covenant ratios of the River Rock Casino debt financing preclude the payment to us of our credit enhancement fees or outstanding note receivable to River Rock Casino, we may need to draw down on our $40 million revolving credit facility.

Off-Balance Sheet Arrangements

     As of March 31, 2004, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, which include a guaranty of $150,000 in debt of an affiliated company, Service Interactive, Inc. (“SI”), and a guaranty of operating leases of River Rock Casino in the amount of $762,000. In the event of nonperformance by SI and River Rock Casino under the terms of the obligations, our maximum potential future payment under theses guarantees will be equal to the carrying amount of the liabilities. As of March 31, 2004, our maximum potential future payment under these guarantees was $912,000.

Contractual Obligations and Commercial Commitments

     The following table provides information at March 31, 2004, about our contractual obligations and commercial commitments. The table presents contractual obligation by due dates and related contractual commitments by expiration dates.

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-Term Debt (1)	$11,233,170	$—	$11,233,170	$—	$—

Office Leases (2)	316,800	115,200	201,600	$—	$—

Total	$11,549,970	$115,200	$11,434,770	$—	$—

(1)	See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(2)	See Note 15 to the Consolidated Financial Statement in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, and in December 2003, the FASB issued a revised Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (collectively FIN 46), both of which address consolidation of variable interest entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after March 15, 2004. The adoption of FIN 46 during fiscal 2004 did not have a material impact on our consolidated financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 Implementation Issues that have been effective for quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires an issuer to classify specified financial instruments with characteristics of both liabilities and equity as liabilities that were previously classified either entirely as equity or between the liabilities section and the equity section of the statement of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     Market risks relating to our operations result primarily from credit risk concentrations. We do not believe we are subject to material interest rate risk or foreign currency risk.

     We have utilized draws under our credit facilities to make loans to Dry Creek Casino, L.L.C., which has made loans to the River Rock Casino. If the River Rock Casino is unable to make its debt payments to the Dry Creek Casino, L.L.C. for any reason, the Dry Creek Casino L.L.C. will be unable to make its required debt repayment to us, which will affect our ability to repay our credit facility. We currently believe that this is our primary credit risk.

     As our credit facilities are fixed interest rate instruments, an interest rate change would not have any impact on our operations. Our interest in RCI is dependent on RCI’s valuation, which is subject to the value of the Real, the Brazilian currency, which has been subject to rapid fluctuations. However, we do not believe the results of RCI’s operations will have a material effect on our financial operations.

Item 8. Financial Statements and Supplementary Data

     The information required under Item 310(a) of Regulation S-K is included in this report as set forth in the “Index to Consolidated Financial Statements.” See F-1 for Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004, have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Management of the Company, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of Registrant

     The information required by this item with respect to the directors and compliance with Section 16 (a) of the Exchange Act is incorporated by reference from the information provided under the sections “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” respectively, contained in our Proxy Statement for the Annual Meeting of Shareholders. The Code of Ethics is filed herewith as Exhibit 14.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information provided under the section “Compensation of Executive Officers and Other Matters” in our Proxy Statement for the Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated herein by reference from the information provided under the section “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Party Transactions

     The information required by this item is incorporated herein by reference from the information provided under the section “Certain Transactions” in our Proxy Statement for the Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated herein by reference from the information provided under the section “Principal Accountant Fees and Services” in our Proxy Statement for the Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1). Financial Statements.

     Included in Part II of this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – March 31, 2004 and 2003
Years Ended March 31, 2004, March 31, 2003 and March 31, 2002
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders’ Equity
     Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedules.

     We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3). Exhibits.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Appendix A to the company’s definitive proxy statement filed on Schedule 14A on July 30, 2001)

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s From 10-QSB, Filed August 14, 2002)

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)

4.5	Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company’s Form S-8, file no. 333-100517)

10.1(*)	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C.

10.2(*)	First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc.

10.3	License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)

10.5	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed February 14, 2002)

14(*)	Code of Ethics

21 (*)	List of Subsidiaries

23.1 (*)	Consent of Independent Registered Public Accounting Firm

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	filed herewith

(b)	Reports on Form 8-K – There have been no reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.
By:	/s/ H. Thomas Winn
H. Thomas Winn, Chairman of the Board,
President, and Chief Executive Officer

Date: July 13, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ H. Thomas Winn	Chairman of the Board, President,	July 13, 2004
and Chief Executive Officer
H. Thomas Winn

/s/ Christopher C. Domijan	Chief Financial Officer, Secretary,	July 13, 2004
and Treasurer
Christopher C. Domijan

/s/ Paul J. Burkett	Vice President and Director	July 13, 2004

Paul J. Burkett

/s/ William G. Jayroe	Director	July 13, 2004

William G. Jayroe

/s/ Joseph A. Juliano	Director	July 13, 2004

Joseph A. Juliano

/s/ Francis M. Ricci	Director	July 13, 2004

Francis M. Ricci

/s/ Wayne H. White	Director	July 13, 2004

Wayne H. White

Nevada Gold & Casinos, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
   Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc., a Nevada corporation, and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of March 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three year period ended March 31, 2004 in conformity with U.S. generally accepted accounting principles.

As referred to in Note 2, the Company has restated its consolidated financial statements as of March 31, 2003 and for the fiscal years ended March 31, 2003 and 2002.

/s/ Pannell Kerr Forster of Texas P.C.

July 13, 2004
Houston, Texas

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	March 31,
	2004	2003
		(Restated)
Assets
Current Assets
Cash and cash equivalents	$3,528,631	$3,968,146
Accounts receivable	216,322	187,882
Income tax receivable	2,522,000	—
Notes receivable from affiliates, current portion	1,200,000	—
Other assets	79,272	2,125

Total Current Assets	7,546,225	4,158,153

Joint venture in equity investees:
Isle of Capri Black Hawk	15,708,324	8,633,782
Route 66 Casinos, L.L.C.	1,852,828	789,473
Investment in development projects:
Dry Creek Casino, L.L.C., enhancement contract	1,264,164	659,897
Gold Mountain Development, L.L.C., land development	3,342,207	3,065,281
Sunrise Land and Mineral Corporation, land development	371,750	371,750
Goldfield Resources, Inc., mining interest	480,812	480,812
Notes receivable from Dry Creek Rancheria	10,000,000	28,334,437
Notes receivable from affiliates	3,839,586	6,150,552
Notes receivable – other	—	3,339,060
Deferred loan issue cost	285,450	1,544,433
Other assets	1,178,958	236,416
Furniture, fixtures and equipment, net of accumulated depreciation of $124,609 in 2004 and $130,653 in 2003	80,753	43,399

Total Assets	$45,951,057	$57,807,445

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,205,241	$882,388
Accrued interest payable	—	314,829
Deferred tax liability	2,517,678	388,113
Current portion of long-term debt	—	1,932,072

Total Current Liabilities	3,722,919	3,517,402

Long-Term Debt
Deferred income	145,833	1,014,729
Notes payable, net of current portion and discount	11,029,266	34,207,276

Total Long-Term Debt	11,175,099	35,222,005

Total Liabilities	14,898,018	38,739,407

Commitments and Contingencies	—	—
Minority interest – Dry Creek Casino, L.L.C.	253,719	360,450
Stockholders’ Equity
Common stock, $0.12 par value, 20,000,000 shares authorized, 12,279,352 and 11,149,772 shares outstanding at March 31, 2004 and 2003, respectively	1,473,522	1,337,973
Additional paid in capital	19,256,200	15,201,794
Retained earnings	10,261,455	2,737,399
Accumulated other comprehensive loss	(191,857)	(569,578)

Total Stockholders’ Equity	30,799,320	18,707,588

Total Liabilities and Stockholders’ Equity	$45,951,057	$57,807,445

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD & CASINOS, INC.
Consolidated Statements of Operations

	Year Ended March 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenues
Credit enhancement fee income:
Dry Creek Casino, L.L.C.	3,643,037	—	—
Other income:
Interest income	4,803,981	2,892,638	739,772
Royalty income	62,439	50,000	40,000
Lease income	—	3,500	5,600
Gain on land sale	—	589,916	14,575
Miscellaneous income	34,975	48,826	89,486

Total Revenues	8,544,432	3,584,880	889,433

Expenses
General and administrative	822,444	503,845	555,427
Interest expense	3,095,077	2,436,117	1,133,886
Salaries	1,078,008	920,175	722,753
Legal and professional fees	1,480,227	682,391	501,134
Amortization of deferred loan issue cost	1,031,786	554,375	477,875
Write-off of capitalized development costs	245,356	238,437	42,455
Other	135,377	110,997	80,084

Total Expenses	7,888,275	5,446,337	3,513,614

Equity in earnings of Isle of Capri Black Hawk	10,175,236	9,450,807	7,676,420
Equity in earnings of Route 66 Casinos, L.L.C.	1,068,230	87,274	—
Minority interest – Dry Creek Casino L.L.C.	(561,697)	(53,323)	(36,051)

Net income before federal tax provision and extraordinary item	11,337,926	7,623,301	5,016,188
Federal income tax provision	(3,813,870)	(2,298,373)	(1,505,104)

Net income before extraordinary item	7,524,056	5,324,928	3,511,084
Extraordinary loss on extinguishment of debt, net of applicable income tax benefit of $989,594	—	—	(1,920,976)

Net Income	$7,524,056	$5,324,928	$1,590,108

Per Share Information
Net income per common share – basic
Income before extraordinary item	$0.65	$0.49	$0.33
Extraordinary loss, net of taxes	—	—	(0.18)

Net income	$0.65	$0.49	$0.15

Net income per common share – diluted
Income before extraordinary item	$0.51	$0.37	$0.27
Extraordinary loss, net of taxes	—	—	(0.14)

Net income	$0.51	$0.37	$0.13

Basic weighted average number of common shares outstanding	11,534,889	10,969,287	10,481,129

Diluted weighted average number of common shares outstanding	15,425,427	15,555,956	13,861,916

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders’ Equity

				Retained
			Additional	Earnings
	Common Stock		Paid	(Accumulated
	Shares	Amount	In Capital	Deficit)
Balance at 4/1/2001	10,493,323	$1,259,198	$9,555,911	$(3,068,018)
Prior period adjustment (Note 2)	—	—	2,865,397	(1,109,619)
Warrants issued to financial advisor (restated)	—	—	525,258	—
Beneficial conversion feature associated with convertible debt (restated)	—	—	441,176	—
Stock issued for note conversion	25,000	3,000	72,000	—
Purchase of treasury stock (38,711 shares)	—	—	—	—
Retirement of treasury stock	(38,771)	(4,652)	(78,188)	—
Stock issued for cashless warrant exercises	61,132	7,336	(7,336)	—
Exercise of stock options	123,500	14,820	237,916	—
Tax benefit of option exercises (restated)	—	—	289,938	—
Consultant option expense	—	—	174,428	—
Comprehensive income:
Net income (restated)	—	—	—	1,590,108
Other comprehensive loss on interest rate swap, net of tax	—	—	—	—
Comprehensive income (restated)	—	—	—	—

Balance at 3/31/2002 (Restated)	10,664,184	1,279,702	14,076,500	(2,587,529)
Purchase of treasury stock (97,000 shares)	—	—	—	—
Retirement of treasury stock	(97,000)	(11,640)	(570,729)	—
Stock issued for cashless option exercises	318,088	38,171	(38,171)	—
Exercise of stock options and warrants	264,500	31,740	614,437	—
Tax benefit of option and warrant exercises (restated)	—	—	1,057,757	—
Consultant option expense	—	—	62,000	—
Comprehensive income:
Net income (restated)	—	—	—	5,324,928
Other comprehensive loss on interest rate swap, net of tax	—	—	—	—
Comprehensive income (restated)	—	—	—	—

Balance at 3/31/2003 (Restated)	11,149,772	1,337,973	15,201,794	2,737,399
Forfeiture of stock options	—	—	(525,260)	—
Purchase of treasury stock (4,000 shares)	—	—	—	—
Retirement of treasury stock	(4,000)	(480)	(35,953)	—
Stock issued for note conversion	594,167	71,300	1,711,201	—
Stock issued for cashless option and warrant exercises	132,413	15,889	(15,889)	—
Exercise of stock options	407,000	48,840	963,918	—
Tax benefit of option and warrant exercises	—	—	1,878,889	—
Consultant option expense	—	—	77,500	—
Comprehensive income:

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other		Total
	Comprehensive	Treasury	Stockholders’
	Loss	Stock	Equity
Balance at 4/1/2001	$—	$—	$7,747,091
Prior period adjustment (Note 2)	—	—	1,755,778
Warrants issued to financial advisor (restated)	—	—	525,258
Beneficial conversion feature associated with convertible debt (restated)	—	—	441,176
Stock issued for note conversion	—	—	75,000
Purchase of treasury stock (38,711 shares)	—	(82,840)	(82,840)
Retirement of treasury stock	—	82,840	—
Stock issued for cashless warrant exercises	—	—	—
Exercise of stock options	—	—	252,736
Tax benefit of option exercises (restated)	—	—	289,938
Consultant option expense	—	—	174,428
Comprehensive income:
Net income (restated)	—	—	1,590,108
Other comprehensive loss on interest rate swap, net of tax	(102,106)	—	(102,106)

Comprehensive income (restated)	—	—	1,488,002

Balance at 3/31/2002 (Restated)	(102,106)	—	12,666,567
Purchase of treasury stock (97,000 shares)	—	(582,369)	(582,369)
Retirement of treasury stock	—	582,369	—
Stock issued for cashless option exercises	—	—	—
Exercise of stock options and warrants	—	—	646,177
Tax benefit of option and warrant exercises (restated)	—	—	1,057,757
Consultant option expense	—	—	62,000
Comprehensive income:
Net income (restated)	—	—	5,324,928
Other comprehensive loss on interest rate swap, net of tax	(467,472)	—	(467,472)

Comprehensive income (restated)	—	—	4,857,456

Balance at 3/31/2003 (Restated)	(569,578)	—	18,707,588
Forfeiture of stock options	—	—	(525,260)
Purchase of treasury stock (4,000 shares)	—	(36,433)	(36,433)
Retirement of treasury stock	—	36,433	—
Stock issued for note conversion	—	—	1,782,501
Stock issued for cashless option and warrant exercises	—	—	—
Exercise of stock options	—	—	1,012,758
Tax benefit of option and warrant exercises	—	—	1,878,889
Consultant option expense	—	—	77,500
Comprehensive income:

Retained
			Additional	Earnings
	Common Stock		Paid	(Accumulated
	Shares	Amount	In Capital	Deficit)
Net income	—	—	—	7,524,056
Other comprehensive income on interest rate swap, net of tax	—	—	—	—
Comprehensive income	—	—	—	—

Balance at 3/31/2004	12,279,352	$1,473,522	$19,256,200	$10,261,455

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other		Total
	Comprehensive	Treasury	Stockholders’
	Loss	Stock	Equity
Net income	—	—	7,524,056
Other comprehensive income on interest rate swap, net of tax	377,721	—	377,721
Comprehensive income	—	—	7,901,777

Balance at 3/31/2004	$(191,857)	$—	$30,799,320

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2004	2003	2002
		(Restated)	(Restated)
Cash Flows - Operating Activities:
Net Income	$7,524,056	$5,324,928	$1,590,108
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expenses	—	12,647	—
Depreciation	23,672	31,605	30,502
Options issued to consultants	77,500	62,000	174,428
Warrants issued, beneficial conversion, and amortization of costs associated with notes payable	1,304,271	788,807	699,529
Amortization of capitalized development cost	80,672	—	—
Amortization of deferred income	(1,287,994)	(118,529)	—
Gain on sales of land	—	(589,916)	—
Write-off of project development cost	245,356	238,437	42,455
Equity in earnings of Isle of Capri-Black Hawk	(10,175,236)	(9,450,807)	(7,676,420)
Cash distribution from Isle of Capri-Black Hawk	3,673,000	5,555,000	7,523,710
Equity in earnings of Route 66 Casinos, L.L.C.	(1,068,230)	(87,274)
Deferred income tax expense	3,813,870	2,298,373	1,505,104
Extraordinary item (net of taxes)	—	—	1,920,976
Minority interest - Dry Creek Casino, L.L.C.	561,697	53,323	36,051
Changes in operating assets and liabilities
Receivables and other assets	(2,827,574)	(2,722,766)	(223,361)
Accounts payable and accrued liabilities	(45,451)	853,716	76,870

Net Cash Provided by Operating Activities	1,899,609	2,249,544	5,699,952

Cash Flows - Investing Activities:
Net proceeds from the sales of land	—	3,611,200	—
Purchases of real estate and assets held for development	(1,944,911)	(1,032,118)	(1,638,101)
Purchase of furniture, fixtures, and equipment	(61,017)	(17,889)	(10,587)
Net collections (advances) on note receivable - Dry Creek Rancheria	18,334,437	(22,223,845)	(2,871,096)
Advance to affiliates	(88,820)	—	—
Net collections (advances) on note receivable - other	3,339,060	(3,329,939)	—
Net collections (advances) on note receivable from affiliates	1,199,786	1,333,180	(5,100,650)

Net Cash Provided by (Used in) Investing Activities	20,778,535	(21,659,411)	(9,620,434)

Cash Flows - Financing Activities:
Proceeds from debt	—	23,000,000	5,100,000
Payments on debt	(23,600,066)	(26,626)	(701,986)
Deferred loan issue costs	(244,587)	(686,332)	(200,000)
Cash from unearned finance fees	419,098	—	—
Acquisition and retirement of common stock	(36,433)	(582,369)	(82,840)
Dry Creek Casino, L.L.C. capital contribution	75,000	5,250	265,827
Cash proceeds from exercise of stock options and warrants	1,012,758	646,177	252,736
Cash distribution to minority partners	(743,429)	—	—

Net Cash Provided by (Used in) Financing Activities	(23,117,659)	22,356,100	4,633,737

Net increase (decrease) in cash	(439,515)	2,946,233	713,255
Beginning cash balance	3,968,146	1,021,913	308,658

Ending cash balance	$3,528,631	$3,968,146	$1,021,913

Supplemental Information:
Cash paid for interest	$3,199,255	$2,408,598	$1,268,556
Cash paid for income taxes	$2,522,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Business

     Nevada Gold & Casinos, Inc. (the “Company”) was formed in 1977 and since 1994, has been primarily a developer of gaming facilities and related lodging and entertainment facilities.

     Colorado Gaming Projects

     We are a 43% non-operating owner of Isle of Capri Black Hawk, L.L.C. (“IC-BH”). Isle of Capri Casinos, Inc. (“Isle”) is the 57% operating owner. IC-BH now owns and operates three casinos in Colorado. Isle operates the casinos under an agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profit of the casinos. IC-BH’s casino properties are:

     The Isle of Capri – Black Hawk, which commenced operation in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property currently consists of a casino with approximately 1,120 slot machines and 14 table games, a 237-room hotel and 1,100 parking spaces in an attached parking garage. The Isle of Capri also offers customers a wide variety of non-gaming amenities, including a Farraddays’ restaurant, a Calypso’s buffet, a Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment.

     The Colorado Central Station –Black Hawk, which IC-BH acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle of Capri. The property currently consists of a casino with 754 slot machines, 10 table games and a poker room. The property also offers guests three dining options, including the Whistle Stop buffet, the Fire Box restaurant, and the Chew Chew deli.

     The Colorado Grande – Cripple Creek, which IC-BH acquired in April 2003, is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a casino with approximately 220 slot machines, no table games, a 4-room hotel and 44 parking spaces. The property offers guests dining at Maggie’s restaurant.

     River Rock Gaming Project

     Dry Creek Casino, L.L.C. of which we own 69%, was formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians (“tribe”) with the development and financing of its River Rock Casino located approximately 75 miles north of the San Francisco Bay area, in Sonoma County, California. The River Rock Entertainment Authority was formed as an unincorporated instrumentality of the tribe to own and operate the River Rock Casino. The casino features 1,600 slot machines, 16 table games, and two restaurants. As of March 31, 2004, we have a note receivable of $10 million from Dry Creek Casino, L.L.C, which loaned such funds to the River Rock Casino, and we guaranteed equipment financing and operating leases of approximately $762,000. Under the development and loan agreement, Dry Creek Casino, L.L.C. earns a credit enhancement fee equal to 20% of River Rock Casino’s earnings before taxes (if any), depreciation, and amortization. The credit enhancement fee is payable for a period of five years, starting June 1, 2003 and ending on May 31, 2008.

     Route 66 Gaming Project

     On May 23, 2002, we entered into a joint venture (the “Route 66 Casinos, L.L.C.” or “Route 66”) with American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) that is 51% owned by us and 49% by The Gillmann Group. The Gillmann Group had several contracts with the Laguna Development Corporation (“LDC”), a federally chartered corporation wholly-owned by the Pueblo of Laguna, the second largest pueblo in New Mexico. The Gillman Group agreed to assign these contracts to Route 66 Casinos, L.L.C.

     The contracts included a Development and Construction Agreement, as well as three gaming lease equipment agreements. Under the Development and Construction Agreement, The Gillman Group was to consult on the development and operation of a temporary casino and a permanent casino in Rio Puerco, New Mexico and provide or arrange for financing of the temporary and permanent casinos. At the time, LDC owned and operated the Dancing Eagle Casino, located 42 miles west of Albuquerque adjacent to I-40. As compensation for the consulting services, LDC entered into three gaming lease equipment agreements with The Gillman Group. The lease equipment agreements include one for 1,250 gaming devices placed in the Route 66 Casino, a second for 100 gaming devices for the temporary Rio Puerco casino and a third for 45 gaming devices in the existing Dancing Eagle Casino. The 1,250 gaming device contract is a five-year contract commencing with the opening of the Route 66 Casino. The 100 gaming device contract was for one year and, at the opening of the Route 66 Casino, the gaming devices were moved to it. The 45 gaming device contract at Dancing Eagle terminated in February, 2004. Route 66 Casinos, L.L.C. expects to receive on average approximately 16% of gross revenue from the gaming devices subject to the leases over the five-year period commencing in September, 2003.

     The Route 66-themed casino opened on September 4, 2003. The 165,000-square-foot casino, located 11 miles west of Albuquerque adjacent to I-40, includes 1,250 slot machines, 20 table games, a bingo hall with 750 seats, a 2,800-seat theater/entertainment/special events venue, a cabaret lounge, and multiple food, beverage and retail outlets, plus ample paved parking for trucks and automobiles. Pueblo of Laguna’s land is adjacent to I-40, the original Route 66—once termed “The Main Street of America” and made famous by the TV series Route 66.

     We are currently involved in a dispute with The Gillmann Group as discussed in Note 16.

     Muscogee (Creek) Nation Gaming Project

     On December 23, 2003, we (through our wholly owned subsidiary, Nevada Gold Tulsa, Inc.) entered into Development and Management Agreements with the Muscogee (Creek) Nation (the “Nation”), a federally recognized Indian tribe, pursuant to which we will assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project will be developed on and around the site of the existing Creek Shannon Cozzonie Nation Casino. The first phase will include the construction of a state-of-the-art gaming center featuring 2,000 or more gaming machines, a 150 to 250 room hotel, nearly 20,000 square feet of meeting space and a 750 to 1500 space, multi-level parking facility. Retail stores, restaurants and other entertainment venues are planned for subsequent phases. The total investment is expected to be approximately $110 million. We will assist the Nation in arranging financing and in designing, constructing, equipping and opening the gaming entertainment complex. The first phase of development is expected to be completed in late summer 2006, but there can be no assurance that it will be completed in that timeframe.

     The Management Agreement is subject to the approval of the National Indian Gaming Commission (“NIGC”) prior to its becoming effective. The Development Agreement provides for a fee to us of $2.2 million upon completion of the gaming entertainment complex; provided that, if the Management Agreement is approved by the NIGC, we will not receive any fees under the Development Agreement, but will instead receive fees solely from the Management Agreement as described below. The term of the Management Agreement is for 60 months, and provides for the payment of a monthly management fee, starting after the opening of the gaming entertainment complex, equal to 12% of monthly net income less principal payments on debt based on a 10 year amortization period.

     Other Interests

     In addition, we and/or our subsidiaries own interests in undeveloped real estate, restaurant franchises, and gold mining claims.

Note 2. Summary of Significant Accounting Policies

     Changes in previously issued financial statements – During the year ended March 31, 2004, and subsequent to the issuance of the Company’s financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company’s convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company’s financial statements.

     Credit Facility Conversion Feature and Certain Warrants. In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the “Credit Facility”). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of cumulative drawdowns under the Credit Facility to be an aggregate of $1.4 million. Principal of the Credit Facility was drawn down beginning in the fiscal year ended March 31, 1999 and continuing through the fiscal year ended March 31, 2002. Accordingly, the Company discounted the balance of the Credit Facility as of the date of each drawdown and is amortizing the beneficial conversion feature associated with each drawdown from the date of each drawdown to the maturity date of the Credit Facility.

     In the fiscal years ended March 31, 2002, March 31, 2001 and March 31, 2000 multiple warrants were issued to a financial advisor instrumental in securing the Credit Facility (collectively, the “Warrants”). Each Warrant was immediately vested and exercisable subject to certain restrictions. The Company ascribed an estimated fair value of the Warrants in the aggregate amount of $1.7 million. Accordingly, the Company capitalized deferred loan issue costs as of the date of issuance of each Warrant and such costs are being amortized from the date of each issuance to the maturity date of the Credit Facility.

     It was also determined that, in the calculation of the diluted weighted average number of common shares outstanding, certain convertibility restrictions imposed by the Credit Facility on the lender and certain exercise restrictions imposed on the Warrants had been interpreted as more restrictive than they actually were, resulting in an overstatement of diluted earnings per share beginning in the fiscal year ended March 31, 2000.

     Accordingly, the accompanying consolidated financial statements for the fiscal years ended March 31, 2003 and March 31, 2002 have been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses. Additional paid in capital and retained earnings as of April 1, 2001 have also been restated to reflect prior period adjustments to those reported amounts through that date. The prior period adjustment increased additional paid in capital by approximately $2.1 million and was attributable to the fair value of the beneficial conversion feature of the Credit Facility and Warrants. The prior period adjustment decreased retained earnings by $624,000, net of taxes, to properly reflect the amortization of the beneficial conversion feature to interest expense and the amortization of the deferred loan costs to expense through the end of the fiscal year ended March 31, 2001.

     Certain Options and Warrants. In the fiscal years ending March 31, 2002, March 31, 2001 and March 31, 2000, certain options and warrants were issued to other advisors and consultants (collectively, the “Options”). The Options were immediately vested and exercisable. The Company ascribed a fair value for the Options in the aggregate amount of $910,000. Costs related to these Options were expensed in the period granted. Additional paid in capital and retained earnings as of April 1, 2001 have also been restated to reflect prior period adjustments to those reported amounts through that date. The prior period adjustment increased additional paid in capital by $735,000 and was attributable to the fair value of the Options. The prior period adjustment decreased retained earnings by $485,000, net of taxes, to properly reflect the impact of the Options expenses through the end of the fiscal year ending March 31, 2001.

     Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during each of the fiscal years ended March 31, 2003 and March 31, 2002 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders’ equity was understated as of March 31, 2003 and 2002 by $1,057,757 and $289,938, respectively.

     Also, we have determined that our investment in Route 66 Casinos, L.L.C. should be accounted for using the equity method because our venture partner continues to control the operating activities of the venture, even though, in the opinion of management, such is a breach of the operating agreement. This accounting treatment will continue until a final resolution of the dispute is reached.

     The impact of the restatement for the fiscal years ended March 31, 2003 and March 31, 2002 is summarized as follows:

	Year Ended March 31,		Year Ended March 31,
	2003	2003	2002	2002
	(as reported)	(restated)	(as reported)	(restated)
Statement of Operations
Route 66 Casinos, L.L.C. - revenues	$493,615	$—	$—	$—
Interest expense	2,201,685	2,436,117	912,231	1,133,886
Amortization of deferred loan issue costs	176,456	554,375	107,282	477,875
Route 66 Casinos, L.L.C. - expenses	322,489	—	—	—
Total expenses	5,156,475	5,446,337	2,746,939	3,513,614
Equity in Earnings of Route 66	—	87,274	—	—
Minority Interests - Route 66 Casinos, L.L.C.	83,852	—	—	—
Federal income tax provision	2,426,865	2,298,373	1,690,411	1,505,104
Net income	5,808,787	5,324,928	2,171,476	1,590,108
Net income per common share - basic	$0.53	$0.49	$0.21	$0.15
Net income per common share - diluted	$0.46	$0.37	$0.19	$0.13
Basic weighed average Number of common shares outstanding	10,969,287	10,969,287	10,481,129	10,481,129
Diluted weighed average Number of common shares outstanding	12,953,797	15,555,956	12,022,225	13,861,916

	March 31,
	2003	2003
	(as reported)	(restated)
Balance Sheet
Deferred loan issue costs	$838,026	$1,544,433
Investment in Route 66 Casinos, L.L.C.	1,290,199	789,473
Total assets	57,772,890	57,807,445
Deferred tax liability	2,384,425	388,113
Note payable, net of current Portion	34,683,665	34,207,276
Minority Interest - Route 66 Casinos, L.L.C.	671,852	—
Additional paid in capital	9,847,840	15,201,794
Retained earnings	4,912,245	2,737,399
Total stockholders’ equity	15,528,480	18,707,588
Total liabilities and stockholders’ equity	57,772,890	57,807,445

All footnotes, where applicable, have been adjusted to conform to this restatement.

     Basis of presentation - These financial statements are consolidated for all majority owned subsidiaries for all years presented. The portions not owned by the Company are recorded as minority interest. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

     Equity method of accounting - Our investments in IC-BH, RCI, Route 66 Casinos, L.L.C. and Sunrise Land and Mineral Corporation are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee’s Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We have an ownership interest of 51% in Route 66 Casinos, L.L.C. We account for the investment in Route 66 Casinos, L.L.C. using the equity method because the operating activities of the joint venture are currently controlled by the minority venturer (See Note 16). We record our equity in the income or losses of our investees three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

     Cash and cash equivalents - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

     Mining properties and claims - Historically, we have capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Mining properties are recorded at their acquisition price. At March 31, 2004, management believes the net realizable value of the mineral reserves is in excess of our cost in the claims.

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

     Capitalized development costs - Development costs are recorded on the cost basis. The costs are amortized over their estimated useful life upon the execution of a development contract. When accumulated costs on a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to expense.

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

     Deferred loan costs – Deferred loan costs are comprised of direct costs of securing financing by the Company. These costs are amortized to expense on a straight-line basis over the underlying life of the debt instrument.

     Revenue recognition of interest income - We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded.

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

     Earnings per share - The Company accounts for its earnings per share in accordance with SFAS No. 128 - “Earnings Per Share” which requires the presentation of basic and diluted earnings per share on the consolidated statement of operations. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the “treasury stock method” and for convertible debt securities using the “if converted method” (See Note 10).

     Stock-based compensation - We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 - “Accounting for Stock Based Compensation.” Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123.

     Had compensation costs for our stock option plan been determined based on the fair value at the grant date in 2004, 2003, and 2002, consistent with the provisions of SFAS No. 123, our net income and net income per share would have decreased to the pro forma amounts indicated below:

	Fiscal Year Ended March 31,
	2004	2003	2002
Net income - as reported	$7,524,056	$5,324,928	$1,590,108
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of tax	(1,222,865)	(404,085)	(342,615)

Net income - pro forma	$6,301,191	$4,920,843	$1,247,493

Net income per share - as reported
Basic	$0.65	$0.49	$0.15
Diluted	$0.51	$0.37	$0.13
Net income per share - pro forma
Basic	$0.55	$0.45	$0.12
Diluted	$0.43	$0.35	$0.11

     The weighted average fair value at date of grant for options granted during the fiscal years ended March 31, 2004, March 31, 2003, and March 31, 2002 was $5.22, $1.55, and $1.76 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year ended March 31,
	2004	2003	2002
Expected life (years)	2 years	2 years	4 years
Interest rate	3.75%	3%	1.82%
Dividend yield	—	—	—
Volatility	76%	40%	89%

     The pro forma impact only takes into account options granted since April 1, 1999. Because all options granted since April 1, 1999 vested immediately, the full impact of calculating compensation costs, net of tax, for stock options under SFAS No. 123 is reflected in the pro forma net income and pro forma net income per share (basic and diluted) amounts presented above.

     Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Material estimates include depreciation expense, amortization of deferred loan costs and development costs and operating activities of the Route 66 Casino. Actual results could differ from those estimates.

     Lease guarantees - In November 2002, FASB issued interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 establishes disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statements periods after December 15, 2002.

     Comprehensive income - The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, the Company has presented the components of comprehensive income below the total for net income on the face of the consolidated statements of stockholders’ equity. For the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002, the Company had unrealized gains (losses) from interest rate swaps, net of taxes, of $377,721, $(467,472) and $(102,106), respectively, allocated from Isle of Capri Black Hawk, L.L.C.

     Concentration of risk - We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the Federally insured limits, although no losses have been incurred in connection with such cash balances.

     Substantial leverage - In April 2003, IC-BH entered into a $210.6 million Senior Secured Credit Facility, which replaced its prior credit facility and provided funds for the acquisition of the Colorado Central Station - Black Hawk and the Colorado Grande - Cripple Creek casinos, the expansion project and settlement of certain litigation. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the IC-BH casino operations has been more than sufficient to pay its debt obligations.

     At March 31, 2004, we were leveraged with $11.2 million in corporate debt and lease guarantees of approximately $762,000 for the River Rock Casino. We also have guaranteed debt of $150,000 for an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH, collections of notes receivable from affiliates and credit enhancement fees from the River Rock Casino have been sufficient to satisfy our current debt obligations. However, if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without borrowing funds under our $40 million revolving credit facility.

     Recent accounting pronouncements - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, and In December 2003, the FASB issued a revised Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (collectively FIN 46), both of which address consolidation of variable interest entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after March 15, 2004. The adoption of FIN 46 during fiscal 2004 did not have a material impact on our consolidated financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 Implementation Issues that have been effective for quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires an issuer to classify specified financial instruments with characteristics of both liabilities and equity as liabilities that were previously classified either entirely as equity or between the liabilities section and the equity section of the statement of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

Note 3. Isle of Capri - Black Hawk, L.L.C.

     We are a 43% owner of IC-BH with Isle. Financing for the Isle of Capri – Black Hawk Casino was provided by the IC-BH debt offering of $75 million in 13% First Mortgage Notes. In December 2001, IC-BH refinanced the $75 million with a new $90 million credit facility that included two $40 million term loans due in five years and a $10 million line of credit. The average interest on this new credit facility was estimated to be 6% to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that converted $40 million of its floating rate to a fixed-rate basis for the following three years.

     In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino from International Game Technology, Inc. for $84 million. Also, to replace its prior credit facility, IC-BH entered into a $210.6 million Senior Secured Credit Facility to providing financing for the acquisition of the new casinos and for expansion. IC-BH now owns and operates three casinos in Colorado.

     Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. IC-BH’s undistributed earnings allocable to us through April 25, 2004 (IC-BH’s fiscal year end) totaled $10,175,236 which has been included in our statement of operations for the fiscal year ended March 31, 2004. During fiscal years

March 31, 2004, March 31, 2003 and March 31, 2002, we received cash distributions of $3,673,000, $5,555,000 and $7,523,710, respectively, from IC-BH and our basis in the project through April 25, 2004 is $15,708,324 which including an accumulated pre-tax other comprehensive loss of approximately $291,000, related to the interest rate swap transactions.

     The following is a summary of condensed financial information pertaining to IC-BH:

Isle of Capri Black Hawk L.L.C.

Balance Sheets

(in thousands)

	April 25, 2004	April 27, 2003
Assets
Current assets:
Cash and cash equivalents	$30,343	$15,508
Short-term investments	–	13,987
Accounts receivable - other	774	634
Accounts receivable - related parties	11	20
Income taxes receivable	196	—
Deferred income taxes	353	272
Prepaid expenses	1,651	2,826

Total current assets	33,328	33,247
Property and equipment, net	159,774	151,603
Deferred financing costs, net of accumulated amortization of $1,620 and $585, respectively	3,571	3,483
Restricted cash	43	56
Goodwill	21,523	20,459
Other intangible assets	13,500	16,600
Prepaid deposits and other	576	420

Total assets	$232,315	$225,868

Liabilities and members’ equity
Current liabilities:
Current maturities of long-term debt	$1,853	$14,223
Accounts payable - trade	1,495	2,010
Accounts payable - related parties	2,154	1,673
Accrued liabilities:
Interest	1,075	953
Payroll and related expenses	5,292	5,259
Property, gaming and other taxes	3,002	4,785
Income taxes	—	154
Progressive jackpot and slot club awards	3,667	3,867
Other	1,735	1,513

Total current liabilities	20,273	34,437
Long-term debt, less current maturities	163,940	157,894
Other liabilities	—	2,007
Deferred income taxes	451	329
Members’ equity:
Casino America of Colorado, Inc.	26,786	18,169
Blackhawk Gold, Ltd.	21,541	15,039
Accumulated other comprehensive loss	(676)	(2,007)

Total members’ equity	47,651	31,201

Total liabilities and members’ equity	$232,315	$225,868

Isle of Capri Black Hawk, L.L.C.

Income Statements

(in thousands)

	Fiscal Year Ended
	April 25, 2004	April 27, 2003	April 28, 2002
Revenues:
Casino	$172,020	$108,790	$110,278
Rooms	5,707	5,704	5,793
Food, beverage and other	20,095	13,537	14,904

Gross revenues	197,822	128,031	130,975
Less promotional allowances	(41,205)	(23,152)	(22,688)

Net revenues	156,617	104,879	108,287
Operating expenses:
Casino	24,323	14,919	16,342
Gaming taxes	32,111	20,780	21,709
Rooms	1,454	1,414	1,364
Food, beverage and other	4,105	3,310	3,776
Facilities	7,095	4,326	4,358
Marketing and administrative	37,234	21,274	24,094
Management fees	7,173	5,197	4,805
Depreciation	8,715	5,855	4,266

Total operating expenses	122,210	77,075	80,714

Operating income	34,407	27,804	27,573
Interest expense	(10,772)	(5,629)	(9,892)
Interest income	128	14	171

Income before income taxes	23,763	22,189	17,852
Income tax provision	(100)	(210)	—

			17,852
Extraordinary loss	—	—	(6,769)

Net income	$23,663	$21,979	$11,083

     The difference in carrying value of our investment in IC-BH and our equity interest in IC-BH is primarily due to the fact that we originally contributed appreciated property which was initially recorded by IC-BH at our fair market value while we continued to carry the property at its original cost basis.

During IC-BH’s fiscal year ended April 25, 2004, IC-BH recorded an other comprehensive gain of $1,330,944 related to the interest rate swap transaction. Our share of the other comprehensive gain was $377,721, net of taxes of $194,584.

Note 4. Restaurant Connections International, Inc.

     We are a founding shareholder of Restaurant Connections International, Inc. (“RCI”), and currently own an approximate 30% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo. We are discussing a possible sale of RCI or other form of monetization.

     Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. RCI’s undistributed losses allocable to us through March 31, 2004 (RCI’s fiscal year end) totaled $116,086 which has not been included in our statement of operations for the fiscal year ended March 31, 2004. In accordance with the equity method of accounting, our investment account balance was reduced to zero in the fiscal year ending March 31, 2000 and the remaining allocated loss of $996,638 is not reflected in our financial statements.

Note 5. Real Estate and Assets Held for Development

     Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado which is located in an EPA National Priorities list area. The Central City Business Improvement District is paying for the construction of a new 8.4 mile four-lane highway from I-70 to Central City. The new highway will pass within a mile of our 240 acres. The highway is scheduled for completion in November 2004. We are currently having discussions with parties to joint venture with us on the development of the property.

     Through our wholly-owned subsidiary, Blue Diamond Resorts, Inc., we owned 860 acres of real property on Wellesley Island in New York State that we sold for $4.1 million in September 2002, recognizing a gain of $589,916.

     Interest was capitalized in connection with the development of the properties owned by Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc. During the fiscal years ended March 31, 2004 and March 31, 2003, Gold Mountain Development, L.L.C. capitalized as development cost $268,146 and $264,874 of interest, respectively.

     We own a 50% interest in Sunrise Land and Mineral Corporation, (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights.

Note 6. Mining Properties and Claims

     In June 1998, Goldfield Resources, Inc. (“Goldfield”), was organized as our wholly-owned subsidiary. We approved the transfer of our land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 acres, to Goldfield in exchange for all of the shares of common stock of Goldfield. Goldfield is not directly involved in mining operations. In August 1998, Goldfield secured a mining lease for its properties with Metallic Goldfield, Inc. (“Metallic”), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

     Prior to August 1, 2003, under the terms of our lease with Metallic, Metallic has been making an advance royalty payment of $4,500 per month. Beginning August 1, 2003, the monthly payment is subject to adjustments based on changes in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments are to be credited to the production royalty payable under the lease.

     Metallic has agreed to pay a production royalty of 5% of all “Ore” and “Product” as defined by the lease, with all credits and offsets as provided by the lease, and Metallic may repurchase up to one percentage point of the royalty for $2,500,000. Metallic has the right to terminate the lease agreement at any time by giving us written notice. If Metallic terminates the lease, we retain as liquidated damages all advance royalty and other payments made by Metallic.

Note 7. Notes Receivable

     Notes Receivable – Dry Creek Rancheria – At March 31, 2004, Dry Creek Casino, L.L.C. had a note receivable of $10 million from the Dry Creek Rancheria Band of Pomo Indians for its River Rock Casino. In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe’s indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the $32.6 of indebtedness owed to Dry Creek Casino, L.L.C. to $10 million, and Dry Creek Casino, L.L.C. reduced the $31.1 of indebtedness owed to us to $10 million. The $10 million loan from Dry Creek Casino, L.L.C. to the River Rock Casino has been amended to provide for interest payable monthly at a rate of 9% per annum and a maturity date upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund the parking structures (anticipated to occur in late calendar year 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino’s excess cash flow (anticipated to begin in calendar year 2005).

     Notes Receivable – Affiliates – At March 31, 2004, Clay County Holdings, Inc (“CCH”) owed us $2.5 million which amount bears an interest rate of 12% per annum, and is payable by CCH in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At March 31, 2004, Service Interactive (‘SI”) owed us $2.5 million which amount bears an interest rate of 12% per annum, and is payable by SI in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both loans are secured by a lien on our common stock owned by CCH with $26.8 million market equity value as of March 31, 2004. The outstanding balances of notes receivable from CCH and SI were each reduced by $600,000 during the fiscal year ended March 31, 2004. At March 31, 2004, Sunrise owed us $88,820 which amount bears an interest rate of 12% per annum.

     Notes Receivable – Other – At March 31, 2003, we had a note receivable of $3,339,060 from a third party, with an interest rate of 16% per annum. Such note receivable matured on June 30, 2003. This note was paid in full in the first quarter of the fiscal year ended March 31, 2004.

Note 8. Long-Term Debt

     Mortgage payable – Mortgage payable was comprised of a mortgage note, all secured by real property, consisting of undeveloped land adjacent to Black Hawk, Gilpin County, Colorado. The mortgage outstanding is as follows:

	March 31,
	2004	2003
Note payable, interest at 8.5%, principal and interest payable in monthly installments of $575, through December 2003.	$—	$4,995

Total mortgages payable	—	4,995
Current portion of mortgages payable	—	(4,995)

Long-term mortgages payable	$—	$—

     Other long-term notes and capital leases payable - Long-term notes to third parties and capital leases payable are as follows:

	March 31,
	2004	2003
Note payable, bearing interest at 11%, maturing December 2005.	$11,233,170	$13,000,000
Note payable, bearing interest at 12%, paid in full September 2003.	—	600,000
Note payable, bearing interest at 12%, paid in full November 2003.	—	23,000,000
Capital leases for acquisition of computers, principal and interest payable in monthly installments in the amount of $1,262, matured October 2003.	—	10,742

Total other long-term notes and capital leases payable	11,233,170	36,610,742
Current portion of long-term notes and capital leases payable	—	(1,927,077)

Long-term notes payable	11,233,170	34,683,665
Less: unamortized debt discount	(203,904)	(476,389)

Long-term notes payable	$11,029,266	$34,207,276

     $13 Million Credit Facility – At March 31, 2004, we had a $13 million long-term credit facility that bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2005. The credit facility is secured by our interest in the IC-BH Casino. Up to 54% of the credit facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time during a 12 month period to an amount not to exceed 4.99% of our then total issued and outstanding stock. Because the credit facility can be converted into the Company’s common stock at the lower of an exchange rate of $3.00 per share or 85% of the closing market price of the Company’s common stock at conversion, there existed a beneficial conversion to holder of the credit facility when the credit facility was originally executed. Accordingly, a beneficial conversion amount totaling $1,392,157 has been recorded to additional paid-in-capital and a corresponding amount recorded as a debt discount. During the years ended March 31, 2004, 2003 and 2002, amortization of the debt discount was $173,232, $234,432 and $221,655, respectively. In November 2003, approximately $1.8 million of this facility was converted into 594,167 shares of common stock at the conversion rate of $3.00 per share. This conversion of the credit facility during

November, 2003 was prior to its maturity date resulting in $99,253 of the remaining unamortized debt discount being charged to interest expense. The total of the unamortized debt discount at March 31, 2004 and 2003 was $203,904 and $476,389, respectively.

     $23 Million Credit Facility – This credit facility was used to loan $23 million to Dry Creek Casino, L.L.C. for the purpose of satisfying the $23 million commitment of Dry Creek Casino, L.L.C. to the River Rock Casino project. In November 2003, we fully repaid the $23 million credit facility by using the proceeds collected on our note receivable from Dry Creek Casino, L.L.C.

Note 9. Income Taxes

     We have adopted SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates.

     SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards (“NOLs”). For the fiscal year ended March 31, 2004, we had NOLs amounting to $3,092,743. The NOLs expire as follows:

Fiscal Year Ended
March 31,
2006	$278,648
2008	12,130
2009	111,926
2023	2,690,039

$3,092,743

     The NOLs are subject to certain limitations under the Internal Revenue Code. We have a deferred tax asset as a result of the future tax benefit attributable to NOLs, determined by applying the enacted statutory rate of 34%. We have recorded a deferred tax asset in connection with tax credit carryforwards and for compensation expense in connection with the issuance of stock options, and we have recorded a deferred tax liability for allocated earnings of our equity investments that are not currently taxable for Federal income tax purposes.

     Deferred tax assets and liabilities at March 31, 2004 and 2003 are comprised of the following:

	March 31,,
	2004	Activity	2003
Deferred tax assets:
Net operating loss carryforwards	$1,051,533	$(1,216,358)	$2,267,891
Tax credit carryforwards	162,239	162,239	—
Stock options	435,320	(120,763)	556,083

Total deferred tax assets	1,649,092	(1,174,882)	2,823,974
Deferred tax liabilities:
Equity in allocated earnings of equity investments	(4,166,770)	(954,683)	(3,212,087)

Total deferred tax liabilities, net	$(2,517,678)	$(2,129,565)	$(388,113)

     Reconciliations between the statutory Federal income tax expense rate of 34% and our effective income tax expense rate as a percentage of net income from continuing operations is as follows:

	Year Ended March 31,
	2004		2003		2002
	Percent	Dollars	Percent	Dollars	Percent	Dollars
Income tax expense at statutory federal rate	34%	$3,854,986	34%	$2,591,854	34%	$1,705,504
Permanent differences:
Amortization of beneficial conversion feature of note payable	1%	92,645	1%	79,707	2%	75,363
Tax credit carryforwards	(1%)	(162,239)	—	—	—	—
Recaptured net operating loss carryforwards	—	—	(5%)	(401,861)	(6%)	(287,161)
Other	—	28,478	—	28,673	—	11,398

Effective income tax rate	34%	$3,813,870	30%	$2,298,373	30%	$1,505,104

Note 10. Equity Transactions, Stock Option Plan and Warrants

     Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 2,500,000 shares, and at March 31, 2004, 206,549 shares were available for grant.

     During the fiscal year ended March 31, 2004, we granted options to purchase 355,000 shares of our common stock for director and employee compensation. Options granted to consultants totaled 50,000 and we have recorded $77,500 in consulting expenses based on the options’ estimated fair value on the date of grant using the Black Scholes option pricing model. All options granted during the fiscal year ended March 31, 2004 vest immediately. During the year ended March 31, 2004, holders of 407,000 options and warrants, with an average exercise price of $2.49 per share, elected to exercise and received a like amount of restricted and unrestricted common stock of the Company in exchange for cash proceeds of $1,012,758. In addition, the Company provided for a cashless exercise of 166,785 warrants and options and issued 132,413 shares of common stock.

     During the fiscal year ended March 31, 2003, we granted options to purchase 395,000 shares of our common stock for director and employee compensation. Options granted to consultants totaled 40,000 during the year and we have recorded $62,000 based on the options’ estimated fair value on the date of grant using the Black Scholes option pricing model. All options granted during the fiscal year ended March 31, 2003 vest immediately. During the year ended March 31, 2003, holders of 264,500 options and warrants, with an average exercise price of $2.44 per share, elected to exercise and received a like amount of restricted and unrestricted common stock of the Company in exchange for cash proceeds of $646,177. In addition, the Company provided for a cashless exercise of 451,667 warrants and options and issued 318,088 shares of common stock.

     During the fiscal year ended March 31, 2002, we issued warrants to purchase 833,333 shares of our restricted common stock to a financial advisor in connection with the arrangement of financing. These warrants had a fair value of $525,259 based on the estimated fair value on the date of grant using the Black Scholes option pricing model. These warrants were recorded as deferred loan costs and are being amortized over the life of the loan. During the fiscal year ended March 31, 2002, we granted options to purchase 294,951 shares of our common stock for director and employee compensation. We have recorded $174,478 in consulting expenses for 221,000 options granted to advisory directors based on the options’ estimated fair value on the date of grant using the Black Scholes option pricing model. All options granted during the fiscal year ended March 31, 2002 vest immediately. During the year ended March 31, 2002, holders of 123,500 options and warrants, with an average exercise price of $2.05 per share, elected to exercise and received a like amount of restricted and unrestricted common stock of the Company in exchange for cash proceeds of $252,736. In addition, the Company provided for a cashless exercise of 90,000 warrants and options and issued 61,132 shares of common stock. In addition, during the year ended March 31, 2002, a note payable in the amount of $75,000 was converted into 25,000 shares of common stock.

     Information regarding options and warrants and their respective changes as of and for the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002 are as follows:

	Fiscal Year Ended March 31,
	Options			Warrants
	2004	2003	2002	2004	2003	2002
Outstanding, beginning of fiscal year	1,597,951	1,309,951	917,500	2,223,944	2,893,111	2,215,778
Granted	405,000	435,000	515,951	—	—	833,333
Exercised	(407,000)	(147,000)	(123,500)	(166,785)	(569,167)	(90,000)
Expired or cancelled	—	—	—	(849,325)	(100,000)	(66,000)

Outstanding, end of fiscal year	1,595,951	1,597,951	1,309,951	1,207,834	2,223,944	2,893,111

Exercisable, end of fiscal year	1,595,951	1,597,951	794,000	656,167	782,812	1,400,254

Available for grant, end of fiscal year	206,549	611,549	1,046,549	—	—	—

     The weighted average option and warrant exercise price information as of and for the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002 is as follows:

	Fiscal Year Ended March 31,
	Options			Warrants
	2004	2003	2002	2004	2003	2002
Outstanding, beginning of fiscal year	$2.30	$2.18	$2.06	$2.96	$2.77	$2.61
Granted during the fiscal year	$11.35	$6.30	$2.75	$—	$—	$3.00
Exercised during the fiscal year	$2.49	$2.71	$2.06	$2.40	$2.10	$1.80
Expired or cancelled during the fiscal year	$—	$—	$—	$2.99	$2.75	$2.22
Outstanding at end of fiscal year	$5.64	$2.30	$2.18	$3.01	$2.96	$2.77
Exercisable at end of fiscal year	$5.64	$2.30	$2.06	$3.02	$2.88	$2.54

     Significant option and warrant groups outstanding at March 31, 2004, and related weighted average exercise price and weighted average remaining contractual life information is as follows:

					Weighted
				Weighted	Average
				Average	Remaining
	Options	Warrants	Options/Warrants	Exercise	Contractual
Grant Date	Outstanding	Outstanding	Exercisable	Price	Life (Years)
October 1999	450,000	—	450,000	$2.06	0.5
December 1999	—	706,402	594,167	$3.00	1.8
September 2000	—	62,000	62,000	$3.25	2.0
October 2000	13,000	—	13,000	$2.06	1.5
October 2000	—	439,432	—	$3.00	1.8
December 2001	315,651	—	315,651	$2.75	2.9
March 2003	465,000	—	465,000	$6.30	4.0
September 2003	210,000	—	210,000	$10.59	4.5
February 2004	142,300	—	142,300	$14.19	4.9

     Computation of Earnings per Share - The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

	Fiscal Year Ended March 31,
	2004	2003	2002
Numerator:
Basic
Income available to common stockholders:
Income from continuing operations	$7,524,056	$5,324,928	$3,511,084
Extraordinary loss, net of taxes	—	—	(1,920,976)

Net income	$7,524,056	$5,324,928	$1,590,108

Diluted
Income available to common stockholders:
Income from continuing operations	$7,524,056	$5,324,928	$3,511,084
Add: interest on convertible debt	341,911	499,472	261,540

Net income before extraordinary loss	7,865,967	5,824,400	3,772,624
Extraordinary loss, net of taxes	—	—	(1,920,976)

Net income	$7,865,967	$5,824,400	$1,851,648

Denominator:
Basic weighted average number of common shares Outstanding	11,534,889	10,969,287	10,481,129
Dilutive effect of common stock options and warrants	2,296,545	2,293,408	873,956
Dilutive effect of convertible debt	1,593,993	2,293,261	2,506,831

Diluted weighted average number of common shares outstanding	15,425,427	15,555,956	13,861,916

Earnings per share:
Basic
Income before extraordinary loss	$0.65	$0.49	$0.33
Extraordinary loss, net of taxes	—	—	(0.18)

Net income	$0.65	$0.49	$0.15

Diluted
Income before extraordinary loss	$0.51	$0.37	$0.27
Extraordinary loss, net of taxes	—	—	(0.14)

Net income	$0.51	$0.37	$0.13

     As discussed in Note 8, we have a convertible debt agreement of which the holder has the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the fiscal years ended March 31, 2004, March 31, 2003, and March 31, 2002 results in this convertible debt security being dilutive.

     Treasury Stock - We approved the repurchase of up to 100,000 share of our common stock in the open market in September 2002. In June 2003, we announced an increase of 100,000 shares to our stock buyback program. Under this program, we repurchased 4,000 and 97,000 shares of our common stock for an average price of $9.11 and $6.00 per share during the fiscal years ended March 31, 2004 and 2003, respectively. These shares were subsequently retired.

Note 11. Deferred Income

     During the fiscal years ended March 31, 2004 and March 31, 2003, Dry Creek Casino, L.L.C. recorded $419,098 and $1,133,257, respectively, of deferred income related to finance fees of loans made to the River Rock Casino project. Such deferred income is amortized over the terms of the loans and recognized as interest income. During the fiscal years ended March 31, 2004 and March 31, 2003, Dry Creek Casino L.L.C. recognized $1,287,994 and $118,529, respectively, as interest income. At March 31, 2004 and March 31, 2003, $145,833 and $1,014,729, respectively, of deferred income had not been recognized.

Note 12. Segment Reporting

     We operate in two major business segments (i) gaming and (ii) other. The gaming segment consists of Isle of Capri- Black Hawk, L.L.C., Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C.

     Summarized financial information concerning our reportable segments is shown in the following table. The “Other” column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.

	As of and for the Year Ended March 31, 2004
	Gaming	Other	Totals
Revenue	$3,643,037	$97,414	$3,740,451
Segment profit (loss)	11,687,744	(349,818)	11,337,926
Segment assets	30,368,997	4,411,090	34,780,087
Investment in Isle of Capri Black Hawk, L.L.C.	15,708,324	—	15,708,324
Investment in Route 66 Casinos, L.L.C.	1,852,828	—	1,852,828
Interest expense	3,095,077	—	3,095,077
Interest income	4,018,308	785,673	4,803,981
Equity in earnings of Isle of Capri Black Hawk, L.L.C.	10,175,236	—	10,175,236
Equity in earnings of Route 66 Casinos, L.L.C.	1,068,230	—	1,068,230

	As of and for the Year Ended March 31, 2003
	Gaming	Other	Totals
Revenue	$—	$692,242	$692,242
Segment profit	7,377,160	246,141	7,623,301
Segment assets	40,200,565	4,105,723	44,306,288
Investment in Isle of Capri Black Hawk, L.L.C.	8,633,782	—	8,633,782

	As of and for the Year Ended March 31, 2003
	Gaming	Other	Totals
Investment in Route 66 Casinos, L.L.C.	789,473	—	789,473
Interest expense	2,436,117	—	2,436,117
Interest income	1,912,194	980,444	2,892,638
Equity in earnings of Isle of Capri Black Hawk, L.L.C.	9,450,807	—	9,450,807
Equity in earnings of Route 66 Casinos, L.L.C.	87,274	—	87,724

	As of and for the Year Ended March 31, 2002
	Gaming	Other	Totals
Revenue	$—	$149,661	$149,661
Segment profit (loss)	5,264,536	(248,348)	5,016,188
Segment assets	10,325,587	6,776,460	17,102,047
Investment in Isle of Capri Black Hawk, L.L.C.	5,446,267	—	5,446,267
Interest expense	1,133,886	—	1,133,886
Interest income	91,800	647,972	739,772
Equity in earnings of Isle of Capri Black Hawk, L.L.C.	7,676,420	—	7,676,420

     Reconciliation of reportable segment assets to our consolidated totals are as follows:

	March 31,
	2004	2003	2002
Total assets for reportable segments	$34,780,087	$44,306,288	$17,102,047
Cash not allocated to segments	3,528,631	3,968,146	1,021,913
Notes receivable not allocated to segments	5,039,586	9,489,612	7,493,732
Income tax refundable	2,522,000	—	—
Deferred tax asset	—	—	611,683
Furniture, fixtures, & equipment	80,753	43,399	57,115

Total assets	$45,951,057	$57,807,445	$26,286,491

     Reconciliation of reportable segment revenues to our consolidated totals are as follows:

	Year Ended March 31,
	2004	2003	2002
Total revenue for reportable segments	$3,740,451	$692,242	$149,661
Interest income not allocated to reportable segments	4,803,981	2,892,638	739,772

Total revenue	$8,544,432	$3,584,880	$889,433

Note 13. 401(k) Plan

     We have a 401(k) plan, under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, we may make discretionary matching contributions of 50% of employee contributions up to 6% of employees’ compensation. Employees vest in such contributions at the end of one year of service. Our discretionary contributions for the fiscal years ended March 31, 2004, March 31, 2003, and March 31, 2002 were $14,788, $12,805 and $6,831, respectively.

Note 14. Related Party Transactions

     In the ordinary course of business, we entered into transactions with Clay County Holdings (“CCH”) and Service Interactive, Inc. (“SI”). These transactions include loans made to and payments received from these related parties during the fiscal years ended March 31, 2004 and March 31, 2003. At March 31, 2004, CCH owed us $2.5 million which amount bears interest at a rate of 12% per annum, and is payable by CCH in a minimum amount of $150,000 with accrued interest per quarter until paid in full. At March 31, 2004, SI owed us $2.5 million which amount bears interest at a rate of 12% per annum, and payable by SI in a minimum amount of $150,000 with accrued interest per quarter until paid in full. Both loans are secured by pledge of common stock in us owned by CCH with $26.8 million of market value as of March 31, 2004. We also guaranteed $150,000 of SI loans payable to third parties.

     At March 31, 2003, CCH owed us $3.1 million which amount bears interest at a rate of 12% per annum, and is payable by CCH in a minimum amount of $150,000 with accrued interest per quarter until paid in full. At March 31, 2003 SI owed us $3.1 million which amount bears interest at a rate of 12% per annum, and payable by SI in a minimum amount of $150,000 with accrued interest per quarter until paid in full. Both loans are secured by a lien on our common stock owned by CCH with $7.3 million market equity value as of March 31, 2003. We also guaranteed $1.3 million of SI loans payable to third parties.

Note 15. Commitments and Contingencies

     We have office space in Houston, Texas under a five year noncancelable operating lease ending December 31, 2006. The expected remaining future annual minimum payments on the lease at March 31, 2004 are as follows:

Fiscal Year Ended March 31,	Amount
2005	$115,200
2006	115,200
2007	86,400

$316,800

     Rent expense for the fiscal years ended March 31, 2004, March 31, 2003, and March 31, 2002 was $68,711, $62,241, and $58,861 respectively.

     During the fiscal year ended March 31, 2003, we entered into a total of $5.9 million in guarantees on equipment financing and operating leases for the River Rock Casino project. The guarantees supported equipment financing and operating leases. In the event of the River Rock Casino’s nonperformance under the terms of the equipment financing and operating lease, our maximum potential future payments under these guarantees was equal to the carry amount of the liabilities. As of March 31, 2004, our maximum potential future payment under these guarantees was reduced to $762,000. Assuming normal operations, we expect that all guarantees for the River Rock Casino project will expire or will be released within two years. We had guaranteed a $19.2 million construction contract on the River Rock Casino project for the performance of the payment obligations of the Dry Creek Rancheria Band of Pomo Indians. Through March 31, 2003, $16.3 million has been paid. Subsequently the remaining balance of the contract has been paid with no further obligation outstanding.

     As of March 31, 2004, we also have guaranteed debt of $150,000 of SI for the performance of the payment obligations. In the event of SI’s nonperformance under the terms of the obligation, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities. As of the end of the fiscal 2004, our maximum potential future payment under these guarantees was $150,000.

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

Note 16. Legal Proceedings

     We and our subsidiaries are, from time to time, defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting us and our subsidiaries.

     Route 66 Casino. In September 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos, L.L.C. Route 66 Casinos, L.L.C. was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group’s agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Route 66 Casinos, L.L.C. Operating Agreement, governed the relationship of the parties relating to the Route 66 gaming operation. Pursuant to this agreement, we are to receive 51% of the net revenue from the Route 66 gaming operation. This agreement, which was signed by both us and The Gillmann Group, contains an arbitration clause.

     In addition to the operating agreement, the parties also entered into a promissory note and a right of first refusal agreement, whereby The Gillmann Group agreed to offer us the right to partner on future gaming projects. The Gillmann Group and Mr. Gillmann have breached each of these agreements.

     We initiated arbitration proceedings pursuant to the Route 66 Casinos, L.L.C. operating agreement; however, The Gillmann Group and Mr. Gillmann refused to participate on the ground that the operating agreement is invalid. We then filed a lawsuit in state district court in Harris County, Texas, initially seeking to recover payment pursuant to the promissory note. We have since amended our claims to include breach of contract, breach of fiduciary duty, fraud and other claims related to The Gillmann Group’s repudiation of the Route 66 Casinos, L.L.C. operating agreement and right of first refusal agreement.

     The Gillmann Group then filed a lawsuit in state district court in Clark County, Nevada. In its lawsuit, The Gillmann Group seeks judicial dissolution of Route 66 Casinos, L.L.C. and seeks a declaratory judgment that the operating agreement is void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court. Likewise, the Nevada Supreme Court has ordered the parties not to participate in arbitration until it rules on arbitrability of the dispute. A ruling is expected within the next few months.

     Meanwhile, the related lawsuit in Texas has been stayed pending the outcome of the Nevada appeal. However, the stay was recently lifted for the limited purpose of allowing The Gillmann Group to move for partial summary judgment on certain limited provisions of the right of first refusal agreement We will vigorously defend against The Gillmann Group’s motion for partial summary judgment.

     Credit Facility. The holder of our $13 million credit facility commenced an arbitration proceeding against us in Harris County, Texas. In June 2004, we settled our dispute by amending existing financing documents and entering into a $40 million revolving credit facility. We reduced the amount of debt outstanding under the $13 credit facility to approximately $3.3 million ( by drawing down approximately $7.9 million on the $40 million revolving credit facility), which matures December 31, 2005 and amended the interest rate to 7.5% per annum. The $3.3 million principal is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. The $40 million revolving credit facility allows us to draw down, on a revolving basis, up to $40 million, (less any other indebtedness owed by us to the holder) at any time prior to June 30, 2008. Amounts drawn under the revolving credit facility bear interest at the rate of 8.5% per annum. The current availability under this revolving credit facility is approximately $28.8 million. The convertible note and $40 million credit facility is secured by our interest in IC-BH. Concurrently with settling this matter, we settled a claim with a financial advisor who facilitated the procurement of the $13 million credit facility by allowing his exercise of a warrant, issuing him 801,917 shares of our common stock, and repurchasing 501,917 of these shares through the issuance of a $6.5 million note, bearing interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and 2006. Subsequently, the 501,917 shares of common stock repurchased were retired.

     Corporate Strategies. In May 2002, we were sued in Case No. 2002-22278, Corporate Strategies, Inc. v. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc. was seeking damages and other relief for an alleged breach of a consulting services agreement entered into during December 1997. We asserted counterclaims and cross claims against individuals within Corporate Strategies (Harold Finstad, Arthur Porcari, Stephen Porcari and Martin R. Nathan). The claims between us and Mr. Nathan were subsequently referred to arbitration in accordance with the parties’ agreement. This lawsuit, as well as the claims in arbitration, was settled in March 2004 through the issuance of Nevada Gold common stock to Corporate Strategies, Inc. and the individual third party defendants. The settlement terms are governed by a confidentiality agreement; however, this settlement did not result in a charge to our income statement. The parties have filed a joint non suit with prejudice in the district court case and the arbitration was dismissed by agreement.

Note 17. Subsequent Events

     Credit Facility. Our dispute with the holder of the $13 million convertible credit facility was settled in June 2004 as described in Note 16. As part of the settlement, we entered into a $40 million revolving credit facility. See Note 16 for a complete description of the settlement and the terms of the new credit facility.

     Limited Recourse Loans in Connection with Development Projects. Subsequent to March 31, 2004 and through July 9, 2004, we have advanced an aggregate amount of $2 million to tribes and other third parties for the purpose of exploring potential gaming development opportunities.

Note 18. Quarterly Financial Information (Unaudited)

					Diluted
		Equity in		Net income	earnings
		earnings of Isle	Net income	applicable to	per
		of Capri-Black	before income	common	common
	Revenues	Hawk, LLC	tax provision	stockholders	share(c)
	(amounts in thousands, except per share amounts)
Fiscal Year ended March 31, 2004
First quarter (a)	$1,637	$2,833	$2,514	$1,674	$0.12
Second quarter (a)	2,688	2,657	3,331	2,184	0.15
Third quarter (a)	2,681	2,458	2,795	1,808	0.12
Fourth quarter (a)	1,538	2,227	2,698	1,858	0.12
Fiscal Year ended March 31, 2003
First quarter (b)	$434	$2,558	$2,037	$1,248	$0.09
Second quarter (b)	1,202	2,352	2,116	1,797	0.12
Third quarter (b)	899	2,385	1,671	1,081	0.08
Fourth quarter (b)	1,050	2,155	1,799	1,199	0.08

(a)	During the fiscal year ended March 31, 2004, we began earning a credit enhancement fee from the River Rock Casino project, starting June 2003. The credit enhancement fee income was $3.6 million during the fiscal year ended March 31, 2004. Also, interest income increased by $1.9 million mainly related to the loans made in conjunction with the River Rock Casinos project. In September 2003, with the opening of Route 66 Casino, equity in earnings increased related to an increase in gaming machines placed in Route 66 Casino. We increased our development resources and corporate support structure in an effort to identify potential gaming opportunities. Additional costs related to loan issuance costs were also incurred.

(b)	During the latter half of the first quarter of the fiscal year ended March 31, 2003, we started recognizing equity in earnings related to gaming machines placed in temporary casinos of Route 66 Casino project. Also during the latter part of the first quarter, we began incurring interest expense related to the loan made in conjunction with the River Rock Casino. During the second quarter of the fiscal year ended March 31, 2003, our wholly owned subsidiary, Blue Diamond Resorts, Inc. sold 860 acres of land on Wellesley Island in New York State for $4.1 million. We recognized a gain of $590,000 on the sale.

(c)	The sum of individual quarterly diluted earnings per share amounts may not agree with year-to-date diluted earnings per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during the period.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Appendix A to the company’s definitive proxy statement filed on Schedule 14A on July 30, 2001)

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s From 10-QSB, Filed August 14, 2002)

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)

4.5	Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company’s Form S-8, file no. 333-100517)

10.1(*)	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C.

10.2 (*)	First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc.

10.3	License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)

10.5	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed February 14, 2002)

14(*)	Code of Ethics

21 (*)	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm.

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) filed herewith