Form 10QSB/A
period 2002-06-30
NEVADA GOLD & CASINOS INC
filed 2004-08-09
CIK 277058

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

   For the transition period from________________ to _______________________

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

         The number of common shares outstanding was 10,864,045 as of August 9, 2002.

\
The Registrant hereby amends the following items, financial statements, exhibits, or other portions of this Quarterly Report on Form 10QSB/A for the Quarterly Periods Ended June 30, 2002 and June 30, 2001 as set forth in the attached pages and described in more detail in Note 2 to the consolidated financial statements.

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                        PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS..................................     3

          BALANCE SHEET AS OF JUNE 30, 2002 (RESATED) .......................     3

          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           JUNE 30, 2002 AND 2001 (RESTATED).................................     4

          STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
           JUNE 30, 2002 AND 2001 (RESTATED).................................     5

          NOTES TO UNAUDITED FINANCIAL STATEMENTS............................     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................    15

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS .................................................    19
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..........................    19
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K....................................    19

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                           June 30,
                                                                                             2002
                                                                                          -----------
                                                                                          (Unaudited)
                                                                                          (Restated)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                $  1,322,892
Other assets                                                                                  366,085
                                                                                         ------------
TOTAL CURRENT ASSETS                                                                        1,688,977
                                                                                         ------------
Joint ventures in equity investees:
  Isle of Capri-Black Hawk, L.L.C.                                                          6,364,011
  Route 66 Casinos, L.L.C.                                                                    666,449
  Restaurant Connections International, Inc. (RCI)                                                  -
Investment in development projects:
  Dry Creek Casino, L.L.C., enhancement contract                                              479,829
  Gold Mountain Development, L.L.C., land development                                       2,820,231
  Blue Diamond Resorts, Inc., land development                                              2,916,644
  Goldfield Resources, Inc., mining interest                                                  480,812
  Sunrise Land and Minerals Corporation, land development                                     371,750
Note receivable from affiliates                                                             7,051,557
Note receivable from Dry Creek Rancheria                                                    7,117,198
Note receivable - other                                                                        10,000
Deferred loan issue costs, net                                                              1,342,571
Deferred tax asset                                                                            343,744
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $203,344 and $195,660 at June 30 and March 31, 2002, respectively                             57,060
                                                                                         ------------
TOTAL ASSETS                                                                             $ 31,710,833
                                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued  liabilities                                                $    128,842
Accrued interest payable                                                                      137,277
Short term notes payable                                                                      359,500
Current portion of long term debt                                                              23,639
                                                                                         ------------
TOTAL CURRENT LIABILITIES                                                                     649,258
                                                                                         ------------
LONG TERM LIABILITIES
Deferred income                                                                               240,697
Mortgages payable, net of current portion                                                       3,375
Notes payable, net of current portion and discount                                         16,191,954
                                                                                         ------------
TOTAL LONG TERM LIABILITIES                                                                16,436,026
                                                                                         ------------
TOTAL LIABILITIES                                                                          17,085,284
                                                                                         ------------

MINORITY INTEREST                                                                             339,627

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 10,860,711 and
 10,664,184 shares issued and outstanding at June 30 and March 31, 2002,
 respectively                                                                               1,303,285
Additional paid in capital                                                                 14,723,527
Retained earnings (deficit)                                                                (1,338,724)
Accumulated other comprehensive loss                                                         (402,166)
                                                                                         ------------
TOTAL STOCKHOLDERS' EQUITY                                                                 14,285,922
                                                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 31,710,833
                                                                                         ============

  The accompanying notes are an integral part of these consolidated financial statements.

\
                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                  June 30,
                                                                        ----------------------------
                                                                           2002             2001
                                                                        -----------      -----------
                                                                        (Restated)       (Restated)
REVENUES
   Interest income                                                      $   373,918      $    93,370
   Royalty income                                                            10,500            9,000
   Lease income                                                               2,100                -
   Gain on land sale                                                         28,267                -
   Other income                                                              18,547           28,956
                                                                        -----------      -----------
TOTAL REVENUES                                                              433,332          131,326
                                                                        -----------      -----------
EXPENSES
General and administrative                                                  122,609          102,810
Interest expense                                                            325,347          209,529
Salaries                                                                    219,459          139,282
Legal and professional fees                                                  46,737           94,138
Amortization of deferred loan issue cost                                    133,737           87,211
Write-off of capitalized development costs                                   60,000                -
Other                                                                        22,867            7,673
                                                                        -----------      -----------
TOTAL EXPENSES                                                              930,756          640,643
                                                                        -----------      -----------
EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                            2,558,380        1,670,695
EQUITY IN EARNINGS OF ROUTE 66 CASINO, L.L.C.                                 9,352                -
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                (32,499)               -
                                                                        -----------      -----------
Income before federal income tax provision                                2,037,809        1,161,378

Federal income tax provision - deferred                                    (789,004)        (437,837)
                                                                        -----------      -----------
NET INCOME                                                              $ 1,248,805      $   723,541
                                                                        ===========      ===========

PER SHARE INFORMATION
Net income per common share - basic                                     $      0.12      $      0.07
                                                                        ===========      ===========
Net income per common share - diluted                                   $      0.09      $      0.06
                                                                        ===========      ===========
Basic weighted average number of
   common shares outstanding                                             10,776,537       10,490,374
                                                                        ===========      ===========
Fully diluted weighted average number of
   common shares outstanding                                             15,710,466       14,106,523
                                                                        ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                 June 30,
                                                                        ----------------------------
                                                                            2002            2001
                                                                        -----------      -----------
                                                                         (Restated)       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 1,248,805      $   723,541
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation                                                                7,684            7,493
  Warrants issued and amortization of  beneficial conversion
    and costs associated with notes payable                                 197,445          124,188
  Amortization of deferred income                                            (8,300)               -
  Write-off of project development cost                                      60,000                -
  Equity in earnings of Isle of Capri-Black Hawk                         (2,558,380)      (1,670,695)
  Cash distribution from Isle of Capri-Black Hawk                         1,186,000                -
  Equity in earnings of Route 66 Casino, L.L.C.                              (9,352)               -
  Deferred tax expense                                                      789,004          437,837
  Minority Interest                                                          32,499                -
Changes in operating assets and liabilities:
  Other assets-current                                                     (395,212)         (65,031)
  Accounts payable and accrued liabilities                                  (48,403)        (239,936)
                                                                        -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         501,790         (682,603)
                                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and assets held for development                   (552,125)       (321,786)
Purchase of furniture, fixtures and equipment                                (7,629)               -
Advances on note receivable from Dry Creek Rancheria                     (3,542,489)               -
Advances on note receivable - affiliates                                 (1,025,213)      (1,616,548)
Collection of note receivable - affiliates                                1,457,388                -
                                                                        -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (3,670,068)      (1,938,334)
                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                        3,231,380        2,850,000
Deferred loan issue costs                                                   (63,832)               -
Reacquisition and retirement of common stock                                      -          (53,542)
Dry Creek Casino, L.L.C. capital contribution                                 5,250                -
Common stock issued for cash, net of offering costs                         304,120                -
Payments on debt                                                             (7,661)          (8,264)
                                                                        -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 3,469,257        2,788,194
                                                                        -----------      -----------
Net increase in cash                                                        300,979          167,257
Beginning cash balance                                                    1,021,913          308,658
                                                                        -----------      -----------
Ending cash balance                                                     $ 1,322,892      $   475,915
                                                                        ===========      ===========
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                                  $   392,648      $   432,558
                                                                        -----------      -----------

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements included herein have been prepared by us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that all disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2004.

         CHANGES IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS - We have determined that our investment in Route 66 Casinos, L.L.C. should be accounted for using the equity method because our venture partner continues to control the operating activities of the venture, even though such is, in the opinion of management, a breach of the operating agreement. This accounting treatment will continue until a final resolution of the dispute is reached. Accordingly, amounts previously recorded as Route 66 Casinos, L.L.C. - revenues, Route 66 Casinos, L.L.C. - expenses, and minority interest - Route 66 Casinos, L.L.C. have been netted and recorded as equity in earnings of Route 66, Casinos, L.L.C and certain balance sheet accounts have been netted and are recorded as investment in Route 66 Casinos, L.L.C.

         Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three months ended June 30, 2002 and 2001.

         Credit Facility Conversion Feature and Certain Warrants. In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the "Credit Facility"). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of cumulative draw downs under the Credit Facility to be an aggregate of $ 1.4 million. Principal of the Credit Facility was drawn down beginning in the fiscal year ended March 31, 1999 and continuing through the fiscal year ended March 31, 2002. Accordingly, the Company discounted the balance of the Credit Facility as of the date of each drawdown and are amortizing the beneficial conversion feature associated with each drawdown from the date of each drawdown to the maturity date of the Credit Facility.

         In the fiscal years ended March 31, 2000, March 31, 2001 and March 31, 2002 multiple warrants were issued to a financial advisor instrumental in securing the Credit Facility (collectively, the "Warrants"). Each Warrant was immediately vested and exercisable upon issuance. The Company ascribed an estimated fair value of the Warrants in the aggregate amount of $1.7 million. Accordingly, the Company capitalized deferred loan issue costs as of the date of issuance of each Warrant and such costs are being amortized from the date of each issuance to the maturity date of the Credit Facility.

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

         Accordingly, the accompanying consolidated statements of operations and statement of cash flows for quarters ended June 30, 2002 and June 30, 2001 and the consolidated balance sheet as of June 30, 2002 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses. Additional paid in capital and retained earnings as of March 31, 2002 have also been restated to reflect adjustments to those reported amounts through that date. The restatement increased additional paid in capital by approximately $3.1 million and was attributable to the fair value of the beneficial conversion feature of the Credit Facility and Warrants. The restatement decreased retained earnings by $1.1 million, net of taxes, to properly reflect the impact of the amortization of the beneficial conversion feature to interest expense and the amortization to expense of the deferred loan costs through the end of the fiscal year ended March 31, 2002.

         For the three months ended June 30, 2002 and 2001, interest expense increased by $63,708 and $36,977, respectively, due to the amortization of the debt discount and deferred loan costs expense increased by $102,782 and $70,438, respectively due to the amortization of the deferred loan issue costs. Additionally, for the three months ended June 30, 2002 and 2001, the federal income tax provision decreased by $34,946 and $23,949, respectively, related to the tax effect of the amortization of deferred loan issue costs.

         Certain Options and Warrants. In the fiscal years ending March 31, 2000, March 31, 2001 and March 31, 2002, certain options and warrants were issued to other advisors and consultants (collectively, the "Options"). The Options were immediately vested and exercisable. The Company ascribed a fair value for the Options in the aggregate amount of $910,000. Costs related to these Options were expensed in the period granted. Additional paid in capital and retained earnings as of March 31, 2002 have also been restated to reflect adjustments to those reported amounts through that date. The restatement increased additional paid in capital by $910,000 and was attributable to the fair value of the Options. The restatement decreased retained earnings by $601,000, net of taxes, to properly reflect the impact of the Options expenses through the end of the fiscal year ending March 31, 2002.

         Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during the fiscal year ended March 31, 2002 and the quarter ended June 30, 2002 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of June 30, 2002 and March 31, 2002 by $656,000 and $290,000, respectively.

         The impact of the restatement is summarized as follows:

                                            THREE MONTHS ENDED JUNE 30,           THREE MONTHS ENDED JUNE 30,
                                          -------------------------------        ------------------------------
                                               2002               2002               2001               2001
                                               ----               ----               ----               ----
                                          (AS REPORTED)        (RESTATED)        (AS REPORTED)       (RESTATED)
STATEMENT OF OPERATIONS

Route 66 Casinos, L.L.C. -
  Revenues                                $      57,068        $        -        $           -       $        -
Interest expense                                261,639           325,347              172,552          209,529
Amortization of deferred
  loan issue costs                               30,955           133,737               16,773           87,211
Route 66 Casinos, L.L.C. -
  expenses                                       38,731                 -                    -                -
Total expenses                                  802,996           930,755              533,228          640,643
Equity in Earnings of Route 66                        -             9,352                    -                -
Minority Interests - Route 66
  Casinos, L.L.C.                                 8,985                 -                    -                -
Federal income tax provision                    823,950           789,004              461,786          437,837
Net income                                    1,380,350         1,248,805              807,007          723,541

Net income per common
  share - basic                           $        0.13        $     0.12        $        0.08       $     0.07

Net income per common
  share - diluted                         $        0.11        $     0.09        $        0.08       $     0.06

Basic weighed average
  Number of common shares
  outstanding                                10,776,537        10,776,537           10,490,374       10,490,374

Diluted weighed average
  Number of common shares
  Outstanding                                13,076,606        15,710,466           11,069,100       14,106,523

                                                     JUNE 2002,
                                          -------------------------------
                                              2002               2002
                                              ----               ----
                                          (as reported)        (restated)
BALANCE SHEET

Deferred loan issue costs                 $     361,027        $1,342,571
Investment in Route 66 Casinos,
  L.L.C.                                      1,245,097           666,449
Deferred tax asset                                    -           343,744
Total assets                                 31,054,512        31,710,833
Deferred tax liability                          867,753                 -
Note payable, net of current
  portion and discount                       16,839,008        16,191,954
Minority Interest - Route 66
  Casinos, L.L.C.                               596,985                 -
Additional paid in capital                   10,060,840        14,723,527
Retained earnings (deficit)                     483,808        (1,338,724)
Total stockholders' equity                   11,445,767        14,285,922
Total liabilities and
  stockholders' equity                       31,054,512        31,710,833

All footnotes, where applicable, have been adjusted to conform to this restatement.

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries for all periods presented. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

         CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

         EQUITY METHOD OF ACCOUNTING - Our investments in IC-BH, RCI and Route 66 Casinos, L.L.C. are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the operating activities of the joint venture are currently controlled by the minority venturer. We record our equity in the income or losses of our investees using the same reporting periods presented herein, except we report our equity in income and losses three months in arrears for RCI and one month in advance for IC-BH, based upon their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

         IMPAIRMENT OF EQUITY INVESTEES - The Company reviews its investments in equity investees for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or is otherwise committed to provide further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as reoccurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of June 30, 2002 management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three months ended June 30, 2002 and 2001.

         MINING PROPERTIES AND CLAIMS - Historically, we have capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Other mining properties are recorded at their acquisition price. At June 30, 2002, management believes the net realizable value of the mineral reserves is in excess of our cost in the claims.

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

         DEFERRED LOAN COSTS - Deferred loan costs are comprised of direct costs of securing financing by the Company. These costs are amortized to expense on a straight line basis over the underlying life of the debt instrument. At June 30, 2002, deferred loan costs are $1.3 million, net of accumulated amortization of $1.0 million.

         DEBT DISCOUNT - In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the "Credit Facility"). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company has recorded this beneficial conversion feature associated with its Credit Facility as a debt discount. At June 30, 2002, the debt discount was $1.4 million, net of accumulated amortization of $745,000 and is being amortized to interest expenses using the effective interest method.

         REVENUE RECOGNITION - We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of June 30, 2002, there was no delinquency in royalty income.

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

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets". If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. As of June 30, 2002, management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three months ended June 30, 2002 and 2001.

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

         COMPREHENSIVE INCOME - Comprehensive income is a board concept of an enterprise's financial performance that includes all changes in equity during a period that arise from transaction and economic events from nonowner sources. Comprehensive income is net income plus "other comprehensive income," which consists of revenues, expenses, gains and losses that do not affect net income under accounting principles generally accepted in the United States. Other comprehensive income for us consists of adjustments to interest rate swaps, net of tax.

Comprehensive income consisted of the following:

                                                                   Three Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                  2002             2001
                                                               ----------        --------
         Net income                                            $1,248,805        $723,541
         Change in fair value of interest rate swaps             (300,060)             --
                                                               ----------        --------
         Comprehensive income                                  $  948,745        $723,541
                                                               ==========        ========

         The accumulated comprehensive loss reflected on the balance sheet at June 30, 2002 consisted solely of the adjustments to interest rate swaps, net of tax.

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

         The following is a summary of condensed financial information pertaining to the IC-BH as of and for the fiscal quarters ended July 28, 2002 and July 29, 2001:

                        Isle of Capri Black Hawk, L.L.C.
                      Condensed Balance Sheets (unaudited)
                                 (In thousands)

                                                             July 28,   July 29,
                                                               2002       2001
                                                            ---------   --------
Current assets                                              $  10,662   $ 22,224
Property and equipment (net)                                  102,535    103,084
Other assets                                                    2,017      2,990
                                                            ---------   --------
Total assets                                                $ 115,214   $128,298
                                                            =========   ========
Current liabilities                                         $  23,075   $ 17,866
Other liabilities                                               1,417          -
Long-term debt                                                 64,887     76,063
Members' equity                                                25,835     34,369
                                                            ---------   --------
Total liabilities and members' equity                       $ 115,214   $128,298
                                                            =========   ========

                        Isle of Capri Black Hawk, L.L.C.
                     Condensed Income Statements (unaudited)
                                 (In thousands)

                                                             Three Months Ended
                                                            --------------------
                                                             July 28,   July 29,
                                                               2002       2001
                                                            ---------   --------
Gross Revenue:
Casino                                                      $  27,299   $ 27,050
Rooms                                                           1,550      1,428
Food, beverage, and other                                       3,513      3,774
                                                            ---------   --------
     Total revenue                                             32,362     32,252

Operating expenses:
Casino                                                          1,889      1,727
Gaming taxes                                                    5,351      5,369
Rooms                                                             750        627
Food, beverage, and other                                       2,312      2,588
Other operating expense                                        13,446     14,094
                                                            ---------   --------
    Total operating expenses                                   23,748     24,405

Earnings from Operations                                        8,614      7,847
                                                            ---------   --------
Interest expense, net                                          (1,469)    (2,975)
Depreciation                                                   (1,195)      (990)
                                                            ---------   --------
Net income                                                  $   5,950   $  3,882
                                                            =========   ========

Differences in our carrying value of its investment in IC-BH and its equity interest in IC-BH are primarily due to the fact that we originally contributed appreciated property which was initially recorded by IC-BH at its fair market value while we continued to carry the property at its original cost basis.

NOTE 4.REAL ESTATE AND ASSETS HELD FOR DEVELOPMENT

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

NOTE 7. FEDERAL INCOME TAXES

         We have recorded a net deferred tax asset in connection with tax credit and net operating loss carry forwards, compensation expense in connection with the issuance of stock options, and for allocated earnings of our equity investments not currently taxable for federal income tax purposes.

NOTE 8. COMPUTATION OF EARNINGS PER SHARE

         The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                                    THREE MONTHS ENDED JUNE 30, 2002
                                                            ----------------------------------------------
                                                              Income            Shares           Per-Share
                                                            (Numerator)      (Denominator)         Amount
                                                            -----------      -------------       ---------
BASIC EPS
Income available to common stockholders                     $ 1,248,805         10,776,537       $    0.12
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                                     -          2,640,668           (0.03)
Convertible debt                                                124,526          2,293,261               -
                                                            -----------      -------------       ---------
FULLY DILUTED EPS
Income available to common stockholders                     $ 1,373,331         15,710,466       $    0.09
                                                            ===========      =============       =========

                                                                    THREE MONTHS ENDED JUNE 30, 2001
                                                            ----------------------------------------------
                                                              Income            Shares           Per-Share
                                                            (Numerator)      (Denominator)         Amount
                                                            -----------      -------------       ---------

BASIC EPS
Income available to common stockholders                     $   723,541         10,490,374       $    0.07
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                                     -            723,413           (0.01)
Convertible debt                                                 79,063          2,892,736               -
                                                            -----------      -------------       ---------
DILUTED EPS
Income available to common stockholders                     $   802,604         14,106,523       $    0.06
                                                            ===========      =============       =========

         As discussed in Note 2, we have a convertible debt security the holder of which has the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the quarters ended June 30, 2002 and 2001 results in this convertible debt security being dilutive.

NOTE 9. SEGMENT REPORTING

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

                                                            AS OF AND FOR THREE MONTHS ENDED JUNE 30, 2002
                                 ------------------------------------------------------------------------------------------------
                                                      Real          Restaurant
                                     Gaming          Estate         Franchise           Mining          Other          Totals
                                 ------------------------------------------------------------------------------------------------
Revenue                          $      392,465   $      30,367    $         -       $     10,500    $          -   $     433,332

Segment profit (loss)                 2,335,604        (257,281)             -            (40,514)              -       2,037,809

Segment assets                       14,993,572       6,108,625              -            480,812               -      21,583,009

Interest expense                        325,168               -              -                179               -         325,347

Interest income                         373,918               -              -                  -               -         373,918

Investment in Isle of Capri
   - Black Hawk                       6,364,011               -              -                  -               -       6,364,011

Investment in Route 66
  Casinos, L.L.C.                       666,449               -              -                  -               -         666,449
Equity in earnings of
  Isle of Capri - Black
  Hawk                                2,558,380               -              -                  -               -       2,558,380
Equity in earnings of
  Route 66 Casinos, L.L.C.                9,352               -              -                  -               -           9,352

                                                            AS OF AND FOR THREE MONTHS ENDED JUNE 30, 2001
                                 ------------------------------------------------------------------------------------------------
                                                      Real          Restaurant
                                     Gaming          Estate         Franchise           Mining          Other          Totals
                                 ------------------------------------------------------------------------------------------------
Revenue                          $            -   $           -    $         -       $      9,000    $    122,326   $     131,326

Segment profit (loss)                 1,371,326        (184,006)             -            (28,519)          2,577       1,161,378

Segment assets                       10,059,528       5,180,543              -            480,812               -      15,720,883

Interest expense                              -          19,786              -                372         189,371         209,529

Interest income                               -               -              -                  -          93,370          93,370
Investment in Isle of Capri
  - Black Hawk                       10,029,528               -              -                  -               -      10,029,528
Equity in earnings of
  Isle of Capri - Black
  Hawk                                1,670,695               -              -                  -               -       1,670,695

         Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                                                 JUNE 30,
                                                                   ------------------------------------
                                                                         2002                 2001
                                                                   ---------------      ---------------
Assets

Total assets for reportable segments                               $    21,583,009      $    15,720,883
Cash not allocated to segments                                           1,322,892              475,915
Notes receivable not allocated to segments                               7,061,557            3,962,445
Furniture, fixtures, & equipment not allocated to segments                  57,060               69,537
Other assets not allocated to segments                                   1,686,315            2,052,465
                                                                   ---------------      ---------------
Total assets                                                       $    31,710,833      $    22,281,245
                                                                   ===============      ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB/A.

         The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-K for the year ended March 31, 2004. These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         Changes in previously issued financial statements

          We have determined that our investment in Route 66 Casinos, L.L.C. should be accounted for using the equity method because our venture partner continues to control the operating activities of the venture, even though such is, in the opinion of management, a breach of the operating agreement. This accounting treatment will continue until a final resolution of the dispute is reached. Accordingly, amounts previously recorded as Route 66 Casinos, L.L.C. - revenues, Route 66 Casinos, L.L.C. - expenses, and minority interest - Route 66 Casinos, L.L.C. have been netted and recorded as equity in earnings of Route 66, Casinos, L.L.C and certain balance sheet accounts have been netted and are recorded as investment in Route 66 Casinos, L.L.C.

         Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three months ended June 30, 2002 and 2001.

         Credit Facility Conversion Feature and Certain Warrants. In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the "Credit Facility"). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of cumulative draw downs under the Credit Facility to be an aggregate of $ 1.4 million. Principal of the Credit Facility was drawn down beginning in the fiscal year ended March 31, 1999 and continuing through the fiscal year ended March 31, 2002. Accordingly, the Company discounted the balance of the Credit Facility as of the date of each drawdown and are amortizing the beneficial conversion feature associated with each drawdown from the date of each drawdown to the maturity date of the Credit Facility.

         In the fiscal years ended March 31, 2000, March 31, 2001 and March 31, 2002 multiple warrants were issued to a financial advisor instrumental in securing the Credit Facility (collectively, the "Warrants"). Each Warrant was immediately vested and exercisable upon issuance. The Company ascribed an estimated fair value of the Warrants in the aggregate amount of $1.7 million. Accordingly, the Company capitalized deferred loan issue costs as of the date of issuance of each Warrant and such costs are being amortized from the date of each issuance to the maturity date of the Credit Facility.

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

         Accordingly, the accompanying consolidated statements of operations and statement of cash flows for quarters ended June 30, 2002 and June 30, 2001 and the consolidated balance sheet as of June 30, 2002 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses. Additional paid in capital and retained earnings as of March 31, 2002 have also been restated to reflect adjustments to those reported amounts through that date. The restatement increased additional paid in capital by approximately $3.1 million and was attributable to the fair value of the beneficial conversion feature of the Credit Facility and Warrants. The restatement decreased retained earnings by $1.1 million, net of taxes, to properly reflect the impact of the amortization of the beneficial conversion feature to interest expense and the amortization to expense of the deferred loan costs through the end of the fiscal year ended March 31, 2002.

         For the three months ended June 30, 2002 and 2001, interest expense increased by $63,708 and $36,977, respectively, due to the amortization of the debt discount and deferred loan costs expense increased by $102,782 and $70,438, respectively due to the amortization of the deferred loan issue costs. Additionally, for the three months ended June 30, 2002 and 2001, the federal income tax provision decreased by $34,946 and $23,949, respectively, related to the tax effect of the amortization of deferred loan issue costs.

         Certain Options and Warrants. In the fiscal years ending March 31, 2000, March 31, 2001 and March 31, 2002, certain options and warrants were issued to other advisors and consultants (collectively, the "Options"). The Options were immediately vested and exercisable. The Company ascribed a fair value for the Options in the aggregate amount of $910,000. Costs related to these Options were expensed in the period granted. Additional paid in capital and retained earnings as of March 31, 2002 have also been restated to reflect adjustments to those reported amounts through that date. The restatement increased additional paid in capital by $910,000 and was attributable to the fair value of the Options. The restatement decreased retained earnings by $601,000, net of taxes, to properly reflect the impact of the Options expenses through the end of the fiscal year ending March 31, 2002.

         Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during the fiscal year ended March 31, 2002 and the quarter ended June 30, 2002 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of June 30, 2002 and March 31, 2002 by $656,000 and $290,000, respectively.

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

Use of Estimates - Our preparation of this Form 10-QSB/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

Equity Method of Accounting - Our investments in IC-BH, RCI and Route 66 Casinos, L.L.C. are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the operating activities of the joint venture are currently controlled by the minority venturer. We record our equity in the income or losses of our investees using the same reporting periods presented herein, except we report our equity in income and losses three months in arrears for RCI and one month in advance for IC-BH, based upon their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

Revenue Recognition - We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of June 30, 2002, there was no delinquency in royalty income.

venturer. We record our equity in the income or losses of our investees three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

General

         We are engaged in gaming and resort development. We reported net income of $1.2 million for the quarter ended June 30, 2002 compared to a net income of $724,000 for the quarter ended June 30, 2001.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the three months ended June 30, 2002, IC-BH's income allocable to us through July 28, 2002, IC-BH's quarter end, totaled $2.6 million. During the three months ended June 30, 2002, we received a cash distribution of $1.2 million from IC-BH and our basis in the project through July 28, 2002 is $6.4 million.

         Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. Our portion of RCI's undistributed losses through March 31, 2002 totaled $750,000. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $728,000 is not reflected in our financial statements.

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

Results of Operations

         Comparison of three months ended June 30, 2002 and 2001

         REVENUES. Revenues increased 230%, or $302,000, to $433,000 for the three months ended June 30, 2002, compared to $131,000 in the three months ended June 30, 2001. The increase in revenues is primarily attributable to interest income on loans to Dry Creek Rancheria's River Rock Casino and affiliated companies and gain on land sales.

         INTEREST INCOME. Interest income increased 300%, or $281,000, to $374,000 for the three months ended June 30, 2002, from $93,000 in the three months ended June 30, 2001. The difference is attributable to an increase in the notes receivable from Dry Creek Rancheria.

         OTHER INCOME. Other income decreased 36%, or $10,000, to $19,000 for the three months ended June 30, 2002, compared to $29,000 in the three months ended June 30, 2001. This decrease is due to an absence of proceeds received from settlement of a claim.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 53%, or $888,000, to $2.6 million for the three months ended June 30, 2002, compared to $1.7 million in the three months ended June 30, 2001. The increase is primarily attributable to an increase in pre-tax income from IC-BH due to higher gaming revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 19%, or $20,000, to $123,000 for the three months ended June 30, 2002, compared to $103,000 in the three months ended June 30, 2001. The increase is primarily attributable to an increase in general office expense.

         INTEREST EXPENSE. Interest expense increased 55%, or $116,000, to $325,000 for the three months ended June 30, 2002, compared to $209,000 in the three months ended June 30, 2001 due to additional borrowings from our credit facility.

         SALARIES. Salaries increased 58%, or $80,000, to $219,000 for the three months ended June 30, 2002, compared to $139,000 in the three months ended June 30, 2001. The increase is due primarily to expansion in staffing, salary increases for existing staff and increase in payroll processing cost.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 50%, or $47,000, to $47,000 for the three months ended June 30, 2002, compared to $94,000 in the three months ended June 30, 2001 due to a decrease in legal and consulting services in general corporate matters.

         OTHER EXPENSE. Other expense increased 198%, or $15,000, to $23,000 for the three months ended June 30, 2002, compared to $8,000 in the three months ended June 30, 2001. The increase is attributable to an increase in insurance expense.

         TOTAL EXPENSES. Total expenses increased 45%, or $290,000 to $931,000 for the three months ended June 30, 2002, compared to $641,000 in the three months ended June 30 2001. The increase is due primarily to an increase in general and administrative expense, interest expense, other expense, and salary expense.

         NET INCOME. Net income increased 73% or $525,000 to $1,249,000 for the three months ended June 30, 2002 as compared to a net income of $724,000 in the three months ended June 30, 2001. This increase is primarily the result of increases in revenues and equity in earning of IC-BH due to higher gaming revenues.

Liquidity and Capital Resources

         At June 30, 2002, we had cash of $1,323,000 compared to $1,022,000 in cash at March 31, 2002. The $301,000 increase in cash is the net result of $502,000 net cash provided by operating activities, $3.7 million net cash used in investing activities, and $3.5 million net cash provided by financing activities.

         OPERATING ACTIVITIES. Net cash provided by operating activities during the year ended June 30, 2002, amounted to $502,000, an increase of $1.2 million, over the $683,000 of net cash used in operating activities during the three months ended June 30, 2001. The increase is primarily due to $1,186,000 of cash distributions from IC-BH.

         INVESTING ACTIVITIES. Net cash used in investing activities during the year ended June 30, 2002, amounted to $3.7 million an increase of $1.7 million, over the $1.9 million of net cash used in investing activities in the three months ended June 30, 2001. The increase is primarily due to the net result of the development loan of $3.5 million to Dry Creek Rancheria's River Rock Casino, a net loan repayment of $432,000 from affiliated companies, and $552,000 in assets held for development primarily in Blue Diamond Resorts, Inc. and Gold Mountain Development LLC.

         FINANCING ACTIVITIES. Net cash provided by financing activities during the three months ended June 30, 2002, amounted to $3.5 million, an increase of $681,000, over $2.8 million of net cash provided by financing activities in the three months ended June 30, 2001. We received $304,000 from cash sales of our common stock and $3.2 million from debt financing. During the three months ended June 30, 2002, we expended $8,000 for payments on outstanding debt. We paid $64,000 for deferred loan issues costs during the three months ended June 30, 2002.

           At June 30, 2002, we had a $13 million long-term credit facility that bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2004. The credit facility is secured by our interest in the IC-BH Casino. Up to 54% of the credit facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time during a 12 month period to an amount not to exceed 4.99% of our then total issued and outstanding stock. Because the credit facility can be converted into the Company's common stock at the lower of an exchange rate of $3.00 per share or 85% of the closing market price of the Company's common stock at conversion, there existed a beneficial conversion to holder of the credit facility when the credit facility was originally executed. Accordingly, a beneficial conversion amount totaling $1,392,157 has been recorded to additional paid-in-capital and a corresponding amount recorded as a debt discount. During the quarters ended June 30, 2002 and 2001, amortization of the debt discount was $64,000 and $37,000, respectively. The total of the unamortized debt discount at June 30, 2002 and March 31, 2002 was $647,000 and $711,000, respectively.

         On December 11, 2001, we entered into a $15 million five-year credit facility. This new credit facility will be used to satisfy our $15 million commitment to the Dry Creek project. This credit facility is secured by our interest in the IC-BH Casino. The $15 million long-term credit facility bears interest at 12% with interest only for the first year and will then be amortized over four years. As of June 30, 2002, we have drawn a total of $3.2 million.

         As of June 30, 2002, we had cash available of $1.3 million, access to the aforementioned $15 million credit facility, of which $ 11.8 million is available, and we expect to receive cash distributions from IC-BH of approximately $4.2 million for the next nine months ended March 31, 2003 based on current estimates. We had current liabilities of $649,000 at June 30, 2002, projected operating expenses of $2.4 million for the next nine months ended March 31, 2003 with additional cash needs of approximately $8.0 million for projects in the next nine months ended March 31, 2003. In addition we have guaranteed debt for an affiliate of approximately $1.4 million of which approximately $150,000 is due within one year. We also have projected lease guarantees of approximately $32 million for Dry Creek Rancheria's River Rock Casino Project. If the River Rock Casino Project is delayed or prevented from opening or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing, or that we will be able to obtain additional financing on favorable terms.

Recent Accounting Pronouncements - During October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Bulletin Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. The adoption of SFAS No. 144 did not have material effect on our financial position and operating results.

                           PART II. OTHER INFORMATION

         Pursuant to the Instructions to Part II of the Form 10-QSB/A, Items 3, 4, and 5 are omitted.

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

Exhibit 3.2       Amended and Restated Bylaws of Nevada Gold & Casinos, Inc.
                  (filed previously as Exhibit 3.2 to the company's Form 10QSB, filed August 14, 2002)

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

Exhibit 31.1(*)   Chief Executive Officer Certification Pursuant to Section
                  13a-14 of the Securities Exchange Act.

Exhibit 31.2(*)   Chief Financial Officer Certification Pursuant to Section
                  13a-14 of the Securities Exchange Act.

Exhibit 32.1 (*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 (*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended June 30, 2002

*    Filed herein

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By: /s/ Christopher Domijan
---------------------------------------------
Christopher Domijan, Chief Financial Officer

Date: August 5, 2004

                               INDEX OF EXHIBITS

EXHIBIT NO.                         DESCRIPTION
Exhibit 3.1       Amended and Restated Articles of Incorporation of Nevada Gold
                  & Casinos, Inc. (filed previously as Exhibit 3.4 to the
                  company's Form 10-QSB, filed November 15, 1999)

Exhibit 3.2       Amended and Restated Bylaws of Nevada Gold & Casinos, Inc.
                  (filed previously as Exhibit 3.2 to the company's Form 10QSB, filed August 14, 2002)

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

Exhibit 31.1(*)   Chief Executive Officer Certification Pursuant to Section
                  13a-14 of the Securities Exchange Act.

Exhibit 31.2(*)   Chief Financial Officer Certification Pursuant to Section
                  13a-14 of the Securities Exchange Act.

Exhibit 32.1 (*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 (*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herein