Form 10QSB/A
period 2002-09-30
NEVADA GOLD & CASINOS INC
filed 2004-08-09
CIK 277058

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

         For the transition period from_______________________ to ______________

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

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of this Quarterly Report on Form 10QSB/A for the Three and Six Months Ended September 30, 2002 and September 30, 2001 as set forth in the attached pages and described in more detail in Note 2 to the consolidated financial statements.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                                   PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS....................................................         3

                  BALANCE SHEET AS OF SEPTEMBER 30, 2002 (RESTATED)....................................         3

                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 2002 AND 2001 (RESTATED).............................................         4

                  STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                    SEPTEMBER 30, 2002 AND 2001 (RESTATED).............................................         5

                  STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                    SEPTEMBER 30, 2002 AND 2001 (RESTATED).............................................         6

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS..............................................         7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................        18

ITEM 3.           CONTROLS AND PROCEDURES..............................................................        24

                                                      PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS ...................................................................        25
ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS............................................        25
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K......................................................        26

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                       September 30,
                                                                                           2002
                                                                                       -------------
                                                                                        (Unaudited)
                                                                                        (Restated)
                                                ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                               $  3,033,810
Other assets                                                                                 159,598
                                                                                        ------------
TOTAL CURRENT ASSETS                                                                       3,193,408
                                                                                        ------------

Joint ventures in equity investees:
  Isle of Capri-Black Hawk, L.L.C.                                                         6,596,361
  Route 66 Casinos, L.L.C.                                                                   718,181
  Restaurant Connections International, Inc. (RCI)                                                --
Investment in development projects:
  Dry Creek Casino, L.L.C.                                                                   530,298
  Gold Mountain Development, L.L.C.                                                        2,901,158
  Blue Diamond Resorts, Inc.                                                                      --
  Goldfield Resources, Inc.                                                                  480,812
  Sunrise Land and Minerals Corporation                                                      371,750
Note receivable from affiliates                                                            6,753,400
Note receivable from Dry Creek Rancheria                                                  18,197,548
Note receivable - other                                                                       10,000
Deferred loan issue costs, net                                                             1,528,208
Deferred tax asset                                                                           617,634
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $211,514 and $195,660 at September 30 and March 31, 2002, respectively                       51,443
                                                                                        ------------
TOTAL ASSETS                                                                            $ 41,950,201
                                                                                        ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                $    112,095
Accrued interest payable                                                                     230,741
Short term notes payable                                                                     359,500
Current portion of long term debt                                                             20,606
                                                                                        ------------
TOTAL CURRENT LIABILITIES                                                                    722,942
                                                                                        ------------
LONG TERM LIABILITIES
Deferred income                                                                              494,592
Mortgages payable, net of current portion                                                      1,699
Notes payable, net of current portion and discount                                        24,194,829
                                                                                        ------------
TOTAL LONG TERM LIABILITIES                                                               24,691,120
                                                                                        ------------
TOTAL LIABILITIES                                                                         25,414,062
                                                                                        ------------

MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                                 361,501

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 11,059,872 and
10,664,184 shares issued and outstanding at September 30 and March 31, 2002,
respectively                                                                               1,327,185
Additional paid in capital                                                                14,873,123
Retained earnings (deficit)                                                                  457,377
Accumulated other comprehensive loss                                                        (483,047)
                                                                                        ------------
TOTAL STOCKHOLDERS' EQUITY                                                                16,174,638
                                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 41,950,201
                                                                                        ============

   The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                           -------------------------------------------
                                                                                2002                       2001
                                                                           --------------             ---------------
                                                                             (Restated)                  (Restated)
REVENUES
Royalty income                                                             $       12,500             $        11,000
Lease income                                                                        1,400                       1,400
Gain on land sale                                                                 561,649                      14,575
Interest income                                                                   620,885                     141,236
Other income                                                                        7,005                      18,770
                                                                           --------------             ---------------

TOTAL REVENUES                                                                  1,203,439                     186,981
                                                                           --------------             ---------------

EXPENSES

General and administrative                                                        117,003                     106,838
Interest expense                                                                  581,720                     297,338
Salaries                                                                          219,985                     163,942
Legal and professional fees                                                       156,135                      98,229
Amortization of deferred loan issue cost                                          145,443                     123,587
Write-off of capitalized development cost                                         178,437                           -
Other                                                                              45,520                      31,286
                                                                           --------------             ---------------

TOTAL EXPENSES                                                                  1,444,243                     821,220
                                                                           --------------             ---------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                                  2,351,897                   1,991,069
EQUITY IN EARNINGS OF ROUTE 66                                                     25,974                           -
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                      (21,874)                     (2,801)
                                                                           --------------             ---------------

Income before federal income tax provision                                      2,115,193                   1,354,029

Federal income tax provision - deferred                                          (319,092)                   (479,839)
                                                                           --------------             ---------------

NET INCOME                                                                 $    1,796,101             $       874,190
                                                                           ==============             ===============
PER SHARE INFORMATION
Net income per common share - basic                                        $         0.16             $          0.08
                                                                           ==============             ===============

Net income per common share - diluted                                      $         0.12             $          0.07
                                                                           ==============             ===============

Basic weighted average number of
   common shares outstanding                                                   10,898,558                  10,466,949
                                                                           ==============             ===============

Fully diluted weighted average number of
   common shares outstanding                                                   15,505,943                  14,114,798
                                                                           ==============             ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                          September 30,
                                                                        ----------------------------------------------
                                                                               2002                        2001
                                                                        -----------------             ---------------
(Restated) (Restated)

REVENUES
Royalty income                                                          $          23,000             $        20,000
Lease income                                                                        3,500                       1,400
Gain on land sale                                                                 589,916                      14,575
Interest income                                                                   994,803                     234,606
Other income                                                                       25,552                      47,726
                                                                        -----------------             ---------------

TOTAL REVENUES                                                                  1,636,771                     318,307
                                                                        -----------------             ---------------

EXPENSES
General and administrative                                                        239,610                     209,648
Interest expense                                                                  907,067                     506,867
Salaries                                                                          439,444                     303,224
Legal and professional fees                                                       202,872                     192,366
Amortization of deferred loan issue cost                                          279,182                     210,798
Write-off of capitalized development cost                                         238,437                           -
Other                                                                              68,387                      38,960
                                                                        -----------------             ---------------

TOTAL EXPENSES                                                                  2,374,999                   1,461,863
                                                                        -----------------             ---------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                                  4,910,277                   3,661,764
EQUITY IN EARNINGS OF ROUTE 66 CASINO, L.L.C.                                      35,326                           -
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                      (54,373)                     (2,801)
                                                                        -----------------             ---------------

Income before federal income tax provision                                      4,153,002                   2,515,407

Federal income tax provision - deferred                                        (1,108,096)                   (917,676)
                                                                        -----------------             ---------------

NET INCOME                                                              $       3,044,906             $     1,597,731
                                                                        =================             ===============

PER SHARE INFORMATION
Net income per common share - basic                                     $            0.28             $          0.15
                                                                        =================             ===============

Net income per common share - diluted                                   $            0.21             $          0.12
                                                                        =================             ===============

Basic weighted average number of
   common shares outstanding                                                   10,838,954                  10,478,598
                                                                        =================             ===============

Fully diluted weighted average number of
   common shares outstanding                                                   15,615,729                  14,459,092
                                                                        =================             ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                        September 30,
                                                                       -----------------------------------------------
                                                                              2002                        2001
                                                                       -----------------            -----------------
                                                                           (Restated)                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $    3,044,906             $     1,597,731
Adjustments to reconcile net income to net cash provided
  by (used in) by operating activities:
  Depreciation                                                                   15,853                      14,986
  Warrants issued and amortization of beneficial conversion

    and costs associated with notes payable                                     406,598                     305,037
  Amortization of deferred income                                               (30,409)                         --
  Gain on sales of land                                                        (589,916)                         --
  Write-off of capitalized development cost                                     238,437                          --
  Equity in earnings of Isle of Capri-Black Hawk                             (4,910,277)                 (3,661,764)
  Cash distribution from Isle of Capri-Black Hawk                             3,183,000                          --
  Equity in earnings of Route 66 Casinos, L.L.C.                                (35,326)                         --
  Deferred tax expense                                                        1,108,096                     917,676
  Minority Interest - Dry Creek Casino, L.L.C.                                   54,373                       2,801
Changes in operating assets and liabilities:

  Other assets-current                                                         (864,077)                   (275,005)
  Accounts payable and accrued liabilities                                      222,655                     135,636
                                                                         --------------             ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           1,843,913                    (962,902)
                                                                         --------------             ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net proceeds from the sales of land                                           3,611,200                          --
Purchases of real estate and assets held for development                       (813,978)                   (678,098)
Purchase of furniture, fixtures and equipment                                   (10,181)                         --
Advance on note receivable from Dry Creek Rancheria                         (14,012,074)                         --
Advance on note receivable - other                                              (32,129)                         --
Advance on note receivable - affiliate                                       (3,413,927)                 (3,359,210)
Collection of note receivable - affiliate                                     4,144,259                          --
                                                                         --------------             ---------------
NET CASH USED IN INVESTING ACTIVITIES                                       (10,526,830)                 (4,037,308)
                                                                         --------------             ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt                                                           11,168,497                   5,100,000

Deferred loan issue costs                                                      (394,913)                   (200,000)
Purchase and retirement of common stock                                        (402,820)                    (82,840)
Dry Creek Casino, L.L.C. capital contribution                                     5,250                     174,500
Common stock issued for cash, net of offering costs                             329,120                          --
Payments on debt                                                                (10,320)                    (15,248)
                                                                         --------------             ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    10,694,814                   4,976,412
                                                                         --------------             ---------------

Net increase (decrease) in cash                                               2,011,897                     (23,798)
Beginning cash balance                                                        1,021,913                     308,658
                                                                         --------------             ---------------
Ending cash balance                                                      $    3,033,810             $       284,860
                                                                         ==============             ===============

SUPPLEMENTAL INFORMATION:

Cash paid for interest                                                   $      813,732             $       677,281
                                                                         --------------            ----------------

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

         DRY CREEK - In August 2001, we formed Dry Creek Casino, L.L.C. (the "LLC"). The LLC, of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians, with the development and financing of its river rock casino located approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California ("River Rock Casino"). We have a $15 million loan to River Rock Casino project through the LLC. In addition, we have a $6 million development advance commitment, of which $3.2 million has been advanced to the River Rock Casino project as of September 30, 2002. The LLC will receive 20% of earnings before depreciation and amortization from the project for five years. We have also agreed to provide guaranties on equipment financing and operating leases of approximately $32 million.

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

         CHANGES IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS - We have determined that our investment in Route 66 Casinos, L.L.C. should be accounted for using the equity method because our venture partner continues to control the operating activities of the venture, even though such is, in the opinion of management, a breach of the operating agreement. This accounting treatment will continue until a final resolution of the dispute is reached. Accordingly, amounts previously recorded as Route 66 Casinos, L.L.C - revenues, Route 66 Casinos, L.L.C. - expenses, and minority interest - Route 66 Casinos, L.L.C. have been netted and recorded as equity in earnings of Route 66, Casinos, L.L.C. and certain balance sheet accounts have been netted and recorded as investment in Route 66 Casinos, L.L.C.

         Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three and six months ended September 30, 2002 and 2001.

         Credit Facility Conversion Feature and Certain Warrants. In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the "Credit Facility"). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of cumulative draw downs under the Credit Facility to be an aggregate of $1.4 million. Principal of the Credit Facility was drawn down beginning in the fiscal year ended March 31, 1999 and continuing through the fiscal year ended March 31, 2002. Accordingly, the Company discounted the balance of the Credit Facility as of the date of each drawdown and are amortizing the beneficial conversion feature associated with each drawdown from the date of each drawdown to the maturity date of the Credit Facility.

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

         Accordingly, the accompanying consolidated statements of operations and cash flows for the three and six months ended September 30, 2002 and September 30, 2001 and the consolidated balance sheet as of September 30, 2002 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses. Additional paid in capital and retained earnings as of March 31, 2002 have also been restated to reflect adjustments to those reported amounts through that date. The restatement increased additional paid in capital by approximately $3.1 million and was attributable to the fair value of the beneficial conversion feature of the Credit Facility and Warrants. The restatement decreased retained earnings by $1.1 million, net of taxes, to properly reflect the impact of the amortization of the beneficial conversion feature to interest expense and the amortization to expense of the deferred loan costs through the end of the fiscal year ended March 31, 2002.

         For the three months ended September 30, 2002 and 2001, interest expense increased by $63,708 and $57,262, respectively, due to the amortization of the debt discount and deferred loan cost expense increased by $102,783 and $94,589, respectively, due to the amortization of deferred loan issue costs. For the six months ended September 30, 2002 and 2001, interest expense increased by $127,415 and $94,239, respectively, due to the amortization of the debt discount and deferred loan issue cost expense increased by $205,567 and $165,027 respectively, due to the amortization of deferred loan issue costs. Additionally, for the three and six months ended, September 30, 2002, the federal income tax provision decreased by $34,947 and $69,892, respectively, and for the three and six months ended September 30, 2001, the federal income tax provision decreased by $32,160 and $56,109, respectively, related to the tax effect of the amortization of deferred loan issue costs.

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

         Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during each of the fiscal years ended March 31, 2002 and the quarter and six months ended September 30, 2002 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of September 30, 2002 and March 31, 2002 by $1.2 million and $290,000, respectively.

         The impact of the restatement is summarized as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30,        THREE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------    ----------------------------------
                                                2002               2002             2001                 2001
                                                ----               ----             ----                 ----
                                           (AS REPORTED)        (RESTATED)      (AS REPORTED)         (RESTATED)
STATEMENT OF OPERATIONS

Route 66 Casinos, L.L.C. -
  Revenues                                 $   145,516         $        --       $        --         $        --
Interest expense                               518,012             581,720           240,076             297,338
Amortization of deferred
  loan issue costs                              42,660             145,443            28,998             123,587
Route 66 Casinos, L.L.C. -
  expenses                                      94,585                  --                --                  --
Total expenses                               1,372,338           1,444,243           669,369             821,220
Equity in Earnings of Route 66
  Casinos, L.L.C                                    --              25,974                --                  --
Minority Interests - Route 66
  Casinos, L.L.C                                24,956                  --                --                  --
Federal income tax provision                   354,039             319,092           511,999             479,839
Net income                                   1,927,646           1,796,101           993,881             874,190
Net income per common
  share - basic                            $      0.18         $      0.16       $      0.09         $      0.08
Net income per common
  share - diluted                          $      0.16         $      0.12       $      0.09         $      0.07
Basic weighed average
  Number of common shares
    outstanding                             10,898,558          10,898,558        10,466,949          10,466,944
Diluted weighed average
  Number of common shares
    Outstanding                             12,415,735          15,505,943        11,582,202          14,114,798

                                                   SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                           -------------------------------        -----------------------------
                                                2002               2002               2001               2001
                                                ----               ----               ----               ----
                                           (AS REPORTED)        (RESTATED)        (AS REPORTED)       (RESTATED)
STATEMENT OF OPERATIONS

Route 66 Casinos, L.L.C. -
  Revenues                                 $   202,584         $        --         $        --         $        --
Interest expense                               779,652             907,067             412,628             506,867
Amortization of deferred
  loan issue costs                              73,615             279,182              45,771             210,798
Route 66 Casinos, L.L.C. -
  expenses                                     133,316                  --                  --                  --
Total expenses                               2,175,334           2,374,999           1,202,597           1,461,863
Equity in Earnings of Route 66
  Casinos, L.L.C                                    --              35,326                  --                  --
Minority Interests - Route 66
  Casinos, L.L.C                                33,941                  --                  --                  --
Federal income tax provision                 1,177,988           1,108,096             973,785             917,676
Net income                                   3,307,996           3,044,906           1,800,888           1,597,731
Net income per common
  share - basic                            $      0.31         $      0.28         $      0.17         $      0.15
Net income per common
  share - diluted                          $      0.26         $      0.21         $      0.16         $      0.12
Basic weighed average
  Number of common shares
    outstanding                             10,838,954          10,838,954          10,478,598          10,478,598
Diluted weighed average
  Number of common shares
    Outstanding                             12,891,425          15,615,729          11,310,116          14,459,092

                                                 SEPTEMBER 30, 2002,
                                         ---------------------------------
                                              2002                2002
                                              ----                ----
                                          (as reported)        (restated)
BALANCE SHEET

Deferred loan issue costs                $     649,447       $  1,528,208
Investment in Route 66 Casinos,
  L.L.C.                                     1,270,855            718,181
Deferred tax asset                                  --            617,634
Total assets                                41,342,069         41,950,201
Deferred tax liability                       1,180,125                 --
Note payable, net of current
  portion and discount                      24,778,235         24,194,829
Minority Interest - Route 66
  Casinos, L.L.C.                              621,941                 --
Additional paid in capital                   9,659,120         14,873,123
Retained earnings (deficit)                  2,411,454            457,377
Total stockholders' equity                  12,914,712         16,174,638
Total liabilities and
  stockholders' equity                      41,342,069         41,950,201

All footnotes, where applicable, have been adjusted to conform to this restatement.

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries as for all periods presented. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

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

         IMPAIRMENT OF EQUITY INVESTEES - The Company reviews its investments in equity investees for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or is otherwise committed to provide further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as reoccurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of September 30, 2002 management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three and six months ended September 30, 2002 and 2001.

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

         DEFERRED LOAN COSTS - Deferred loan costs are comprised of direct costs of securing financing by the Company. These costs are amortized to expense on a straight line basis over the underlying life of the debt instrument. At September 30, 2002, deferred loan costs are $1.5 million, net of accumulated amortization of $1.1 million.

         DEBT DISCOUNT - In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the "Credit Facility"). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company has recorded this beneficial conversion feature associated with its Credit Facility as a debt discount. At September 30, 2002 the debt discount was $1.4 million, net of accumulated amortization of $809,000 and is being amortized to interest expense using the effective interest method.

         REVENUE RECOGNITION - We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of September 30, 2002, there was no delinquency in royalty income.

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

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets". If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. As of September 30, 2002, management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three and six months ended September 30, 2002 and 2001.

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

         Comprehensive income consisted of the following:

                                                                         THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  --------------------------------
                                                                      2002               2001
                                                                  ------------      --------------
Net income                                                        $  1,796,101      $     874,190
Change in fair value of interest rate swaps                            (80,881)                --
                                                                  ------------      --------------
Comprehensive income                                              $  1,715,220      $     874,190
                                                                  ============      ==============


                                                                        SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  --------------------------------
                                                                      2002               2001
                                                                  ------------      --------------
Net income                                                        $  3,044,906      $   1,597,731
Change in fair value of interest rate swaps                           (380,941)                --
                                                                  ------------      --------------
Comprehensive income                                              $  2,663,965      $   1,597,731
                                                                  ============      ==============

         The accumulated comprehensive loss reflected on the balance sheet at September 30, 2002 consisted solely of the adjustments to interest rate swaps, net of tax.

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

         The following is a summary of condensed financial information pertaining to the IC-BH as of and for the three and six months periods ended October 27, 2002 and October 28, 2001:

                        Isle of Capri Black Hawk, L.L.C.
                      Condensed Balance Sheets (unaudited)
                                 (In thousands)

                                                                   October 27,        October 28,
                                                                      2002               2001
                                                                  ------------      --------------
Current assets                                                    $      9,698      $      21,228
Property and equipment (net)                                           102,665            102,711
Other assets                                                             1,977              2,798
                                                                  ------------      -------------
Total assets                                                      $    114,340      $     126,737
                                                                  ============      =============

Current liabilities                                               $     24,818      $      16,812
Other liabilities                                                        1,702                  -
Long-term debt                                                          61,357             75,925
Members' equity                                                         26,463             34,000
                                                                  ------------      -------------
Total liabilities and members' equity                             $    114,340      $     126,737
                                                                  ============      =============

                        Isle of Capri Black Hawk, L.L.C.
                     Condensed Income Statements (unaudited)
                                 (In thousands)

                                                                          Six Months Ended
                                                                  --------------------------------
                                                                  October 27,          October 28,
                                                                     2002                2001
                                                                  -----------         ------------
Goss Revenue:
Casino                                                            $   54,015          $    55,835
Rooms                                                                  3,074                2,891
Food, beverage, and other                                              7,012                7,686
                                                                  ----------          -----------
     Total revenue                                                    64,101               66,412

Operating expenses:

Casino                                                                 4,262                3,480
Gaming taxes                                                          10,608               11,008
Rooms                                                                  1,530                1,272
Food, beverage, and other                                              4,512                5,242
Other operating expense                                               26,484               28,901
                                                                  ----------          -----------
    Total operating expenses                                          47,396               49,903
                                                                  ----------          -----------

Earnings from operations                                              16,705               16,509
                                                                  ----------          -----------
Interest expense, net                                                 (2,865)              (5,983)
Depreciation                                                          (2,421)              (2,010)
                                                                  ----------          -----------

Net income                                                        $   11,419          $     8,516
                                                                  ==========          ===========

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

         Through our wholly-owned subsidiary, Blue Diamond Resorts, Inc., we owned 860 acres of real property on Wellesley Island in New York State. Wellesley Island is one of New York's "1000 Islands" that lie in the St. Lawrence Seaway at the border of Canada. The area is approximately 90 miles north of Syracuse, New York. During the quarter ended September 30, 2002, we completed the sale of 860 acres of real property on Wellesley Island for net proceeds of $3.6 million recognizing a gain of $561,649.

         Interest is capitalized in connection with the development of the properties owned by Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc. During the quarter ended September 30, 2002, Gold Mountain Development, L.L.C and Blue Diamond Resorts, Inc., capitalized as development cost $66,122 and $47,010 of interest, respectively. During the quarter ended September 30, 2001, Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc., capitalized as development cost $62,731 and $62,511 of interest, respectively.

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

NOTE 7.  FEDERAL INCOME TAXES

         We have recorded a net deferred tax asset in connection with tax credit and net operating loss carry forwards, compensation expense in connection with the issuance of stock options, and for allocated earnings of our equity investments nor currently taxable for federal income tax purposes.

NOTE 8. EQUITY

         The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                                   THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                          --------------------------------------------------------
                                                              Income             Shares             Per-Share
                                                            (Numerator)       (Denominator)           Amount
                                                          -------------       -------------     ------------------
BASIC EPS
Income available to common stockholders                     $1,796,101         10,898,558           $   0.16
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                                   --          2,314,124              (0.02)
Convertible debt                                               125,894          2,293,261              (0.02)
                                                            ----------         ----------           --------
FULLY DILUTED EPS
Income available to common stockholders                     $1,921,995         15,505,943           $   0.12
                                                            ==========         ==========           ========

                                               THREE MONTHS ENDED SEPTEMBER 30, 2001
                                             -----------------------------------------
                                                Income         Shares        Per-Share
                                             (Numerator)    (Denominator)     Amount
                                             -----------------------------------------
BASIC EPS
Income available to common stockholders      $  874,190      10,466,949      $   0.08
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                     -         751,732             -
Convertible debt                                146,900       2,896,117         (0.01)
                                             ----------      ----------      --------
DILUTED EPS
Income available to common stockholders      $1,021,090      14,114,798      $   0.07
                                             ==========      ==========      ========

                                               SIX MONTHS ENDED SEPTEMBER 30, 2002
                                             -----------------------------------------
                                                Income         Shares        Per-Share
                                             (Numerator)    (Denominator)     Amount
                                             -----------------------------------------
BASIC EPS
Income available to common stockholders      $ 3,044,906     10,838,954      $   0.28
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                      -      2,483,514         (0.05)
Convertible debt                                 250,420      2,293,261         (0.02)
                                             -----------     ----------      --------
FULLY DILUTED EPS
Income available to common stockholders      $ 3,295,326     15,615,729      $   0.21
                                             ===========     ==========      ========

                                               SIX MONTHS ENDED SEPTEMBER 30, 2001
                                             -----------------------------------------
                                                Income         Shares        Per-Share
                                             (Numerator)    (Denominator)     Amount
                                             -----------------------------------------
BASIC EPS
Income available to common stockholders      $ 1,597,731     10,478,598      $   0.15
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                      -      1,076,829         (0.01)
Convertible debt                                 160,593      2,903,665         (0.02)
                                             -----------     ----------      --------
DILUTED EPS
Income available to common stockholders      $ 1,758,324     14,459,092      $   0.12
                                             ===========     ==========      ========

      As discussed in Note 2, we have a convertible debt security the holder of which has the option to convert a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the three and six months ended September 30, 2002 and 2001 results in this convertible debt security being dilutive.

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

                                            AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                             ------------------------------------------------------------------------------------------------
                                                 Real          Restaurant
                               Gaming           Estate         Franchise         Mining             Other           Totals
                             -----------      -----------      ----------      -----------       -----------      -----------
Revenue                      $   627,890      $   563,049      $        -      $    12,500       $         -      $ 1,203,439
Segment profit (loss)          1,528,177          543,333               -           43,683            87,365        2,115,193
Segment assets                26,042,388        3,272,908               -          480,812                 -       29,796,108
Interest expense                 581,661                -               -               59                 -          581,720
Interest income                   62,017                -               -                -                 -          620,885
Investment in Isle of
  Capri - Black Hawk           6,596,361                -               -                -                 -        6,596,361
Investment in Route 66
  Casinos, L.L.C                 718,181                -               -                -                 -          718,181
Equity in earnings of
  Isle of Capri - Black
  Hawk                         2,351,897                -               -                -                 -        2,351,897
Equity in earnings of
  Route 66 Casinos,
  L.L.C                           25,974                -               -                -                 -           25,974

                                              AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                             ------------------------------------------------------------------------------------------------
                                                  Real         Restaurant
                                Gaming           Estate        Franchise          Mining            Other            Totals
                             -----------      -----------      ----------      -----------       -----------      -----------
Revenue                      $     5,806      $    15,975       $        -      $    11,000       $   154,200       $   186,981
Segment profit (loss)          1,582,676         (178,025)               -          (40,300)          (10,322)        1,354,029
Segment assets                12,112,975        5,515,493                -          480,812                 -        18,109,280
Interest expense                       -                -                -              317           297,021           297,338
Interest income                    5,806                -                -                -           135,430           141,236
Investment in Isle of
  Capri - Black Hawk          12,020,597                -                -                -                 -        12,020,597
Equity in earnings of
  Isle of Capri - Black
  Hawk                         1,991,069                -                -                -                 -         1,991,069

                                                AS OF AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                             ------------------------------------------------------------------------------------------------
                                                 Real          Restaurant
                                Gaming          Estate         Franchise          Mining            Other            Totals
                             -----------      -----------      ----------      -----------       -----------      -----------
Revenue                      $ 1,020,355      $   593,416      $        -      $    23,000      $         -      $ 1,636,771
Segment profit                 3,863,781          286,053               -            3,168                -        4,153,002
Segment assets                26,042,388        3,272,908               -          480,812                -       29,796,108
Interest expense                 906,829                -               -              238                -          907,067
Interest income                  994,803                -               -                -                -          994,803
Investment in Isle of
  Capri - Black Hawk           6,596,361                -               -                -                -        6,596,361
Investment in Route 66
  Casinos, L.L.C                 718,181                -               -                -                -          718,181
Equity in earnings of
  Isle of Capri - Black
  Hawk                         4,910,277                -               -                -                -        4,910,277
Equity in earnings of
  Route 66 Casinos,
  L.L.C                           35,326                -               -                -                -           35,326

                                                   AS OF AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                             ------------------------------------------------------------------------------------------------
                                                 Real          Restaurant
                                Gaming          Estate         Franchise          Mining           Other             Totals
                             -----------      -----------      ----------      -----------       -----------      -----------
Revenue                      $     5,806      $    15,975       $       -      $    20,000       $   276,526      $   318,307
Segment profit (loss)          2,954,002         (362,031)              -          (68,819)           (7,745)       2,515,407
Segment assets                12,112,975        5,515,493               -          480,812                 -       18,109,280
Interest expense                       -                -               -              689           506,178          506,867
Interest income                    5,806                -               -                -           228,800          234,606
Investment in Isle of
  Capri - Black Hawk          12,020,597                -               -                -                 -       12,020,597
Equity in earnings of
  Isle of Capri - Black
  Hawk                         3,661,764                -               -                -                 -        3,661,764

Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                                              SEPTEMBER 30,
                                                                   ------------------------------------
                                                                        2002                2001
                                                                   ---------------      ---------------
Assets

Total assets for reportable segments                               $    29,796,108      $    18,109,280
Cash not allocated to segments                                           3,033,810              284,860
Notes receivable not allocated to segments                               6,763,400            5,627,421
Furniture, fixtures, & equipment not allocated to segments                  51,443               62,044
Other assets not allocated to segments                                   2,305,440            2,223,720
                                                                   ---------------      ---------------
Total assets                                                       $    41,950,201      $    26,307,325
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

      Changes in previously issued financial statements

      We have determined that our investment in Route 66 Casinos, L.L.C. should be accounted for using the equity method because our venture partner continues to control the operating activities of the venture, even though such is, in the opinion of management, a breach of the operating agreement. This accounting treatment will continue until a final resolution of the dispute is reached. Accordingly, amounts previously recorded as Route 66 Casinos, L.L.C - revenues, Route 66 Casinos, L.L.C. - expenses, and minority interest - Route 66 Casinos, L.L.C.

have been netted and recorded as equity in earnings of Route 66, Casinos, L.L.C. and certain balance sheet accounts have been netted and recorded as investment in Route 66 Casinos, L.L.C.

      Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three and six months ended September 30, 2002 and 2001.

      Credit Facility Conversion Feature and Certain Warrants. In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the "Credit Facility"). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of cumulative draw downs under the Credit Facility to be an aggregate of $1.4 million. Principal of the Credit Facility was drawn down beginning in the fiscal year ended March 31, 1999 and continuing through the fiscal year ended March 31, 2002. Accordingly, the Company discounted the balance of the Credit Facility as of the date of each drawdown and are amortizing the beneficial conversion feature associated with each drawdown from the date of each drawdown to the maturity date of the Credit Facility.

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

      Accordingly, the accompanying consolidated statements of operations and cash flows for the three and six months ended September 30, 2002 and September 30, 2001 and the consolidated balance sheet as of September 30, 2002 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses. Additional paid in capital and retained earnings as of March 31, 2002 have also been restated to reflect adjustments to those reported amounts through that date. The restatement increased additional paid in capital by approximately $3.1 million and was attributable to the fair value of the beneficial conversion feature of the Credit Facility and Warrants. The restatement decreased retained earnings by $1.1 million, net of taxes, to properly reflect the impact of the amortization of the beneficial conversion feature to interest expense and the amortization to expense of the deferred loan costs through the end of the fiscal year ended March 31, 2002.

      For the three months ended September 30, 2002 and 2001, interest expense increased by $63,708 and $57,262, respectively, due to the amortization of the debt discount and deferred loan cost expense increased by $102,783 and $94,589, respectively, due to the amortization of deferred loan issue costs. For the six months ended September 30, 2002 and 2001, interest expense increased by $127,415 and $94,239, respectively, due to the amortization of the debt discount and deferred loan issue cost expense increased by $205,567 and $165,027 respectively, due to the amortization of deferred loan issue costs. Additionally, for the three and six months ended, September 30, 2002, the federal income tax provision decreased by $34,947 and $69,892, respectively, and for the three and six months ended September 30, 2001, the federal income tax provision decreased by $32,160 and $56,109, respectively, related to the tax effect of the amortization of deferred loan issue costs.

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

      Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during each of the fiscal years ended March 31, 2002 and the quarter and six months ended September 30, 2002 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of September 30, 2002 and March 31, 2002 by $1.2 million and $290,000, respectively.

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

      Use of Estimates - Our preparation of this Form 10-QSB/A requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

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

      Revenue Recognition - We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of September 30, 2002, there was no delinquency in royalty income.

General

      We are engaged in gaming and resort development. We reported net income of $1.8 million for the quarter ended September 30, 2002 compared to net income of $874,000 for the quarter ended September 30, 2001.

      Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the three months ended September 30, 2002, IC-BH's income allocable to us through October 27, 2002, IC-BH's quarter end, totaled $2.4 million. During the three months ended September 30, 2002, we received a cash distribution of $2.0 million from IC-BH and our basis in the project through October 27, 2002 is $6.6 million. This included an other comprehensive loss of $81,000 net of taxes of $42,000 related to an interest rate swap transaction.

      Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. Our portion of RCI's undistributed losses through June 30, 2002 totaled $779,000. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $757,000 is not reflected in our financial statements.

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

Results of Operations

      Comparison of three months ended September 30, 2002 and 2001

      REVENUES. Revenues increased 544%, or $1.0 million, to $1.2 million for the three months ended September 30, 2002, compared to $187,000 for the three months ended September 30, 2001. The increase in revenues is primarily attributable to interest income on loans to the River Rock Casino and affiliated companies, and gain on land sales.

      GAIN ON LAND SALE. Gain on land sale increased 3,754%, or $547,000, to $562,000 for the three months ended September 30, 2002, compared to $15,000 for the three months ended September 30, 2001. This is attributable to the sale of our real property in Wellesley Island, New York in September 2002.

      INTEREST INCOME. Interest income increased 340%, or $480,000, to $621,000 for the three months ended September 30, 2002, compared to $141,000 for the three months ended September 30, 2001. This is attributable to an increase in the notes receivable from Dry Creek Rancheria.

      EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 18%, or $361,000, to $2.4 million for the three months ended September 30, 2002, compared to $2.0 million for the three months ended September 30, 2001. This is primarily attributable to a decrease in interest expense in IC-BH as the result of its lower average debt balance.

      EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 Casinos, L.L.C. of $26,000 was recorded for the three months ended September 30, 2002. For the three months ended September 30, 2001, there was no equity in earnings of Route 66 Casinos, L.L.C. The earnings were the result of the estimated earnings from the Dancing Eagle Casino and the Rio Puerco temporary casinos which opened in the first quarter of 2002.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 10%, or $10,000, to $117,000 for the three months ended September 30, 2002, compared to $107,000 for the three months ended September 30, 2001. This is primarily attributable to an increase in corporate office expense which includes an increase in travel expenses due to an increased volume of gaming development projects that required travel throughout the United States.

      INTEREST EXPENSE. Interest expense increased 96%, or $284,000, to $582,000 for the three months ended September 30, 2002, compared to $297,000 for the three months ended September 30, 2001. This is primarily attributable to additional borrowings from our credit facility.

      SALARIES. Salaries increased 34%, or $56,000, to $220,000 for the three months ended September 30, 2002, compared to $164,000 for the three months ended September 30, 2001. This is due primarily to expansion in staffing, salary increases for existing staff and increase in payroll processing cost.

      LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 59%, or $58,000, to $156,000 for the three months ended September 30, 2002, compared to $98,000 for the three months ended September 30, 2001. This is due primarily to an increase in legal and consulting services for general corporate matters.

      AMORTIZATION OF DEFERRED LOAN ISSUE COSTS. Amortization of deferred loan issue costs increased 18%, or $22,000, to $145,000 for the three months ended September 30, 2002, compared to $123,000 for the three months ended September 30, 2001. This is due primarily to an increase in deferred loan issuance costs related to the Ornelas financing.

      WRITE-OFF OF CAPITALIZED DEVELOPMENT COST. Write-off of capitalized development cost of $178,000 was recorded for the three months ended September 30, 2002. For the three months ended September 30, 2001, there was no write-off of capitalized development cost. The write-off is to expense development cost previously capitalized due to management electing to no longer pursue certain projects.

      OTHER EXPENSE. Other expense increased 45%, or $14,000, to $46,000 for the three months ended September 30, 2002, compared to $31,000 for the three months ended September 30, 2001. This is primarily attributable to an increase in insurance expense and printing expense related to annual reports to shareholders.

      TOTAL EXPENSES. Total expenses increased 76%, or $623,000 to $1.4 million for the three months ended September 30, 2002, compared to $821,000 for the three months ended September 30 2001. This is due primarily to an increase in general and administrative expense, interest expense, other expense, salary expense and write-off of capitalized development cost for reasons outlined above.

      NET INCOME. Net income increased 105% or $922,000 to $1.8 million for the three months ended September 30, 2002, as compared to net income of $874,000 for the three months ended September 30, 2001. This is primarily the result of increases in revenues, equity in earnings of IC-BH and decreased federal income tax as a result of tax benefits of $422,000 related to additional NOL's of $1.2 million from IC-BH for fiscal year ended April 25, 1999 which had not been previously recognized.

      Comparison of six months ended September 30, 2002 and 2001

      REVENUES. Revenues increased 414%, or $1.3 million, to $1.6 million for the six months ended September 30, 2002, compared to $318,000 for the six months ended September 30, 2001. The increase in revenues is primarily attributable to interest income on loans to the River Rock Casino through the LLC and affiliated companies, and gain on land sales.

      GAIN ON LAND SALE. Gain on land sale increased 3,947%, or $575,000, to $590,000 for the six months ended September 30, 2002, compared to $15,000 for the six months ended September 30, 2001. This is attributable to the sale of our real property in Wellesley Island, New York in September 2002.

      INTEREST INCOME. Interest income increased 324%, or $760,000, to $995,000 for the six months ended September 30, 2002, compared to $235,000 for the six months ended September 30, 2001. This is attributable to an increase in the notes receivable from Dry Creek Rancheria.

      EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 34%, or $1,.2 million to $4.9 million for the six months ended September 30, 2002, compared to $3.7 million for the six months ended September 30, 2001. This is primarily attributable to a decrease in interest expense in IC-BH due to a decrease in its average debt balance.

      EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 Casinos, L.L.C. of $35,000 was recorded for the six months ended September 30, 2002. For the six months ended September 30, 2001, there was no equity in earnings of Route 66 Casinos, L.L.C. The earnings were the result of the estimated earnings from the Dancing Eagle Casino and the Rio Puerco temporary casinos which opened in the first quarter of 2002.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 14%, or $30,000, to $240,000 for the six months ended September 30, 2002, compared to $210,000 for the six months ended September 30, 2001. This is primarily attributable to an increase in general office expenses including office supply expense and travel costs.

      INTEREST EXPENSE. Interest expense increased 79%, or $400,000, to $907,000 for the six months ended September 30, 2002, compared to $507,000 for the six months ended September 30, 2001. This is primarily attributable to additional borrowings from our credit facility.

      SALARIES. Salaries increased 45%, or $136,000, to $439,000 for the six months ended September 30, 2002, compared to $303,000 for the six months ended September 30, 2001. This is due primarily to expansion in staffing, salary increases for existing staff and increase in payroll processing cost.

      LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 5%, or $11,000, to $203,000 for the six months ended September 30, 2002, compared to $192,000 for the six months ended September 30, 2001. This is primarily due to a decrease in legal and consulting services in general corporate matters.

      AMORTIZATION OF DEFERRED LOAN ISSUE COSTS. Amortization of deferred loan issue costs increased 32%, or $68,000, to $279,000 for the three months ended September 30, 2002, compared to $211,000 for the three months ended September 30, 2001. This is due primarily to an increase in deferred loan issuance costs related to the Ornelas financing.

      WRITE-OFF OF CAPITALIZED DEVELOPMENT COST. Write-off of capitalized development cost of $238,000 was recorded for the six months ended September 30, 2002. For the six months ended September 30, 2001, there was no write-off of capitalized development cost. The write-off is to expense development cost previously capitalized due to management electing to no longer pursue certain projects.

      OTHER EXPENSE. Other expense increased 76%, or $29,000, to $68,000 for the six months ended September 30, 2002, compared to $39,000 for the six months ended September 30, 2001. This is attributable to an increase in insurance expense and printing expense related to annual reports to shareholders.

      TOTAL EXPENSES. Total expenses increased 62%, or $913,000 to $2.4 million for the six months ended September 30, 2002, compared to $1.5 million for the six months ended September 30 2001. This is due primarily to an increase in general and administrative expense, interest expense, other expense, salary expense and write-off of capitalized development cost.

      NET INCOME. Net income increased 91%, or $1.4 million to $3.0 million for the six months ended September 30, 2002, as compared to net income of $1.6 million for the six months ended September 30, 2001. This increase is primarily the result of increases in revenues, equity in earnings of IC-BH and decreased federal income tax as a result of tax benefits of $422,000 related to additional NOL's of $1.2 million from IC-BH for fiscal year ended April 25, 1999 which had not been previously recognized.

Liquidity and Capital Resources

      On September 30, 2002, we had cash of $3.0 million compared to $1.0 million in cash at March 31, 2002. The $2.0 million increase in cash is the net result of $1.8 million net cash provided by operating activities, $10.5 million net cash used in investing activities, and $10.7 million net cash provided by financing activities.

      OPERATING ACTIVITIES. Net cash provided by operating activities during the six months ended September 30, 2002, amounted to $1.8 million, an increase of $2.8 million, over the $963,000 of net cash used in operating activities during the six months ended September 30, 2001. The increase is primarily due to $3.2 million of cash distributions from IC-BH.

      INVESTING ACTIVITIES. Net cash used in investing activities during the six months ended September 30, 2002, amounted to $10.5 million, an increase of $6.5 million, over the $4.0 million of net cash used in investing activities in the six months ended September 30, 2001. The increase is primarily due to the net result of cash advances of $14.0 million to River Rock Casino project for the development loan, a net loan repayment of $730,000 from affiliated companies, $3.6 million of net proceeds from the sales of real property in Wellesley Island, New York and purchasing assets held for development of $814,000 primarily in Gold Mountain Development, the LLC, and Route 66 Casinos.

      FINANCING ACTIVITIES. Net cash provided by financing activities during the six months ended September 30, 2002, amounted to $10.7 million an increase of $5.7 million, over $5.0 million of net cash provided by financing activities in the six months ended September 30, 2001. We received $329,000 from cash sales of our common stock and $11.2 million from debt financing. During the six months ended September 30, 2002, we used $403,000 to repurchase 69,400 shares of our common stock at an average price of $5.80 per share in open market which were subsequently retired. We expended $10,000 for payments on outstanding debt and paid $395,000 for deferred loan issues costs.

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

      On December 11, 2001, we entered into a $15 million five-year credit facility. This credit facility is being used to satisfy our $15 million commitment to the River Rock Casino project. This credit facility is secured by our interest in the IC-BH Casino and the note receivable from River Rock Casino project. The $15 million long-term credit facility bears interest at 12% with interest only for the first year and will then be amortized over four years. As of September 30, 2002, we have drawn a total of $11.2 million.

      As of September 30, 2002, we had cash available of $3.0 million, access to $3.8 million from the $15 million credit facility, and we expect to receive cash distributions from IC-BH of approximately $2 million during the next six months ending March 31, 2003 based on current estimates. We had current liabilities of $723,000 at September 30, 2002 and projected operating expenses of $2 million during the next six months ending March 31, 2003. The capital costs to complete Phase I of the River Rock Casino project are estimated at $53 million. As of September 30, 2002, we have loaned the project $15 million and have committed another $6 million of which we have advanced $3.2 million. One of the gaming equipment manufacturer's has loaned the River Rock Casino project $3.5 million that we have guaranteed. This loan is payable over two years with our guarantee expiring after 12 months subject to certain coverage ratios. The remaining $28.5 million of capital costs are expected to be financed through operating leases which we will also guarantee. These leases are estimated to be 48 month leases with our guarantee expiring after 24 months subject to certain coverage ratios. To date, cash distributions from the IC-BH Casino and borrowings under existing credit facilities have been sufficient to satisfy our current debt obligations. In the event the River Rock Casino project is not successful in obtaining lease financing we may need to assist the project with additional financing. Likewise, if the River Rock Casino project is delayed for an extended period of time, closed due to pending litigation, governmental inquiries or other reasons beyond our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to assist the River Rock Casino in, or obtain for ourselves, additional financing if required, the failure of which could have a material effect on our operations.

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

ITEM 3. CONTROLS AND PROCEDURES

      With the participation of management, our chief executive officer and chief financial officer evaluated our disclosure controls and procedures on November 11, 2002. Based on this evaluation, they concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB/A for the quarterly period ended September 30, 2002. Subsequent to November 11, 2002, through the date of this filing of Form 10-QSB/A for the quarterly period ended September 30, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Nevada Gold & Casinos, Inc.

By: /s/ Christopher Domijan
--------------------------------------------
Christopher Domijan, Chief Financial Officer

Date: August 5, 2004

                                INDEX TO EXHIBITS

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