Form 10QSB/A
period 2002-12-31
NEVADA GOLD & CASINOS INC
filed 2004-08-09
CIK 277058

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

         For the transition period from ______________ to _____________________

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

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of this Quarterly Report on Form 10QSB/A for the Three and Nine Months Ended December 31, 2002 and December 31, 2001 as set forth in the attached pages and described in more detail in Note 2 to the consolidated financial statements.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
                                  PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.................................................      3

          BALANCE SHEETS AS OF DECEMBER 31, 2002 (RESTATED).................................      3

          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
            DECEMBER 31, 2002 AND 2001 (RESTATED)...........................................      4

          STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
            DECEMBER 31, 2002 AND 2001 (RESTATED)...........................................      5

          STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
            DECEMBER 31, 2002 AND 2001 (RESTATED)...........................................      6

          NOTES TO UNAUDITED FINANCIAL STATEMENTS...........................................      7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................     19

ITEM 3.   CONTROLS AND PROCEDURES...........................................................     26

                                  PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ................................................................     27
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................     27
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K...................................................     28

                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                      December 31,
                                                                                          2002
                                                                                      ------------
                                                                                       (Unaudited)
                                                                                       (Restated)
                                                  ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                             $  1,874,632
Other assets                                                                               238,397
                                                                                      ------------
TOTAL CURRENT ASSETS                                                                     2,113,029
                                                                                      ------------

Joint ventures in equity investees:
  Isle of Capri-Black Hawk, L.L.C.                                                       7,547,286
  Route 66 Casinos, L.L.C.                                                                 763,499
  Restaurant Connections International, Inc. (RCI)                                               -
Investment in development projects:
  Dry Creek Casino, L.L.C., enhancement contract                                           613,373
  Gold Mountain Development, L.L.C., land development                                    2,986,119
  Blue Diamond Resorts, Inc., land development                                                   -
  Goldfield Resources, Inc., mining interest                                               480,812
  Sunrise Land and Minerals Corporation, land development                                  371,750
Note receivable from affiliates                                                          6,451,443
Note receivable from Dry Creek Rancheria                                                22,552,750
Note receivable - other                                                                          -
Deferred loan issue costs, net                                                           1,374,992
Deferred tax asset                                                                         113,116
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $219,555 and $195,660 at December 31 and March 31, 2002, respectively                      51,110
                                                                                      ------------
TOTAL ASSETS                                                                          $ 45,419,279
                                                                                      ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                              $    407,637
Accrued interest payable                                                                   246,107
Short term notes payable                                                                   612,000
Current portion of long term debt                                                           20,252
                                                                                      ------------
TOTAL CURRENT LIABILITIES                                                                1,285,996
                                                                                      ------------
LONG TERM LIABILITIES
Deferred income                                                                            723,606
Mortgages payable, net of current portion and discount                                           -
Notes payable, net of current portion and discount                                      25,721,134
                                                                                      ------------
TOTAL LONG TERM LIABILITIES                                                             26,444,740
                                                                                      ------------
TOTAL LIABILITIES                                                                       27,730,736
                                                                                      ------------
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                               380,603

STOCKHOLDERS' EQUITY

Common stock, $0.12 par value, 20,000,000 shares authorized, 11,094,872 and
10,664,184 shares issued and outstanding at December 31 and March 31, 2002,
respectively                                                                             1,331,385
Additional paid in capital                                                              15,006,448
Retained earnings (deficit)                                                              1,538,643
Accumulated other comprehensive loss                                                      (568,536)
                                                                                      ------------
TOTAL STOCKHOLDERS' EQUITY                                                              17,307,940
                                                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 45,419,279
                                                                                      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                             ----------------------------------------
                                                                                2002                         2001
                                                                             ------------             ---------------
                                                                             (Restated)                   (Restated)
REVENUES

Royalty income                                                               $     13,500             $         9,500
Lease income                                                                            -                       2,100
Interest income                                                                   875,418                     207,348
Other income                                                                       10,155                      16,793
                                                                             ------------             ---------------

TOTAL REVENUES                                                                    899,073                     235,741
                                                                             ------------             ---------------
EXPENSES

General and administrative                                                        145,867                     211,415
Interest expense                                                                  716,824                     328,378
Salaries                                                                          251,083                     266,502
Legal and professional fees                                                       327,028                     221,054
Amortization of deferred loan issue costs                                         153,215                     134,001
Other                                                                              26,281                      19,606
                                                                             ------------             ---------------

TOTAL EXPENSES                                                                  1,620,298                   1,180,956
                                                                             ------------             ---------------
EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                                  2,385,455                   1,962,039
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C.                                     25,974                           -
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                      (19,102)                     (9,663)
                                                                             ------------             ---------------

Income before federal income tax provision
  and extraordinary item                                                        1,671,102                   1,007,161

Federal income tax provision - deferred                                          (589,836)                    (57,936)
                                                                             ------------             ---------------

Income before extraordinary item                                                1,081,266                     949,225

Extraordinary loss on extinguishment of debt,
   net of applicable income tax benefit of $989,594 in 2002                             -                  (1,920,976)
                                                                             ------------             ---------------

NET INCOME (LOSS)                                                            $  1,081,266             $      (971,751)
                                                                             ============             ===============

PER SHARE INFORMATION

Net income (loss) per common share - basic
   Income before extraordinary item                                          $       0.10             $          0.09
   Extraordinary loss, net                                                              -                       (0.18)
                                                                             ------------             ---------------
   Net income                                                                        0.10                       (0.09)
                                                                             ============             ===============

Net income (loss) per common share - diluted
   Income before extraordinary item                                                  0.08                        0.07
   Extraordinary loss, net                                                              -                       (0.16)
                                                                             ------------             ---------------
   Net income                                                                $       0.08             $         (0.09)
                                                                             ============             ===============
Basic weighted average number of
   common shares outstanding                                                   11,078,731                  10,456,003
                                                                             ============             ===============
Fully diluted weighted average number of
   common shares outstanding                                                   15,550,993                  10,456,003
                                                                             ============             ===============


 The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                          December 31,
                                                                        ---------------------------------------------
                                                                               2002                          2001
                                                                        ---------------               ---------------
                                                                           (Restated)                    (Restated)
REVENUES
Royalty income                                                          $        36,500               $        29,500
Lease income                                                                      3,500                         3,500
Gain on land sales                                                              589,916                        14,575
Interest income                                                               1,870,221                       441,954
Other income                                                                     35,707                        64,519
                                                                        ---------------               ---------------

TOTAL REVENUES                                                                2,535,844                       554,048
                                                                        ---------------               ---------------
EXPENSES
General and administrative                                                      385,477                       421,063
Interest expense                                                              1,623,891                       835,245
Salaries                                                                        690,527                       569,726
Legal and professional fees                                                     529,900                       413,421
Amortization of deferred loan issue cost                                        432,397                       344,798
Write-off of capitalized development cost                                       238,437                             -
Other                                                                            94,668                        58,566
                                                                        ---------------               ---------------

TOTAL EXPENSES                                                                3,995,297                     2,642,819
                                                                        ---------------               ---------------
EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                                7,295,732                     5,623,803
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C.                                   61,301                             -
MINORITY INTEREST - DRY CREEK CASINOS, L.L.C.                                   (73,475)                      (12,464)
                                                                        ---------------               ---------------

Income before federal income tax provision
  and extraordinary item                                                      5,824,105                     3,522,568

Federal income tax provision - deferred                                      (1,697,933)                     (975,612)
                                                                        ---------------               ---------------

Income before extraordinary item                                              4,126,172                     2,546,956

Extraordinary loss on extinguishment of debt,
   net of applicable income tax benefit of $989,594 in 2002                           -                    (1,920,976)
                                                                        ---------------               ---------------

NET INCOME                                                              $     4,126,172               $       625,980
                                                                        ===============               ===============
PER SHARE INFORMATION
Net income per common share - basic
   Income before extraordinary item                                     $          0.38               $          0.24
   Extraordinary loss, net                                                            -                         (0.18)
                                                                        ---------------               ---------------
   Net income                                                           $          0.38               $          0.06
                                                                        ===============               ===============
Net income per common share - diluted
   Income before extraordinary item                                     $          0.29               $          0.18
   Extraordinary loss, net                                                            -                         (0.13)
                                                                        ---------------               ---------------
   Net income                                                           $          0.29               $          0.05
                                                                        ===============               ===============
Basic weighted average number of
   common shares outstanding                                                 10,919,171                    10,471,039
                                                                        ===============               ===============
Fully diluted weighted average number of
   common shares outstanding                                                 15,352,104                    14,832,453
                                                                        ===============               ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                                                  December 31,
                                                                      ----------------------------------------
                                                                          2002                        2001
                                                                      -------------              -------------
                                                                       (Restated)                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                            $   4,126,172              $     625,980
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                               23,894                     19,008
  Options issued to consultants                                                   -                    174,428
  Warrants issued and amortization of beneficial conversion
     and costs associated with notes payable                                623,521                    502,746
  Amortization of deferred income                                           (65,636)                         -
  Gain on sales of land                                                    (589,916)                         -
  Write-off of capitalized development cost                                 238,437                          -
  Equity in earnings of Isle of Capri-Black Hawk                         (7,295,732)                (5,623,803)
  Cash distribution from Isle of Capri-Black Hawk                         4,488,000                  7,523,710
  Equity in earnings of Route 66 Casinos, L.L.C.                            (61,301)                         -
  Deferred tax expense                                                    1,697,933                    975,612
  Extraordinary item (net of taxes)                                               -                  1,920,976
  Minority Interest                                                          73,475                     12,464
Changes in operating assets and liabilities:
  Other assets-current                                                   (1,711,067)                  (173,372)
  Accounts payable and accrued liabilities                                  779,153                   (110,834)
                                                                      -------------              -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 2,326,933                  5,846,915
                                                                      -------------              -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net proceeds from the sales of land                                       3,611,200                          -
Purchases of real estate and assets held for development                 (1,030,133)                (1,168,650)
Purchase of furniture, fixtures and equipment                               (17,889)                         -
Advances on note receivable from Dry Creek Rancheria                    (17,500,409)                (1,391,000)
Advances on note receivable - other                                         (32,129)                         -
Advances on note receivable - affiliate                                  (4,688,927)                (5,474,106)
Collection on note receivable - affiliate                                 5,721,216                          -
                                                                      -------------              -------------
NET CASH USED IN INVESTING ACTIVITIES                                   (13,937,071)                (8,033,756)
                                                                      -------------              -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt                                                       12,888,086                  5,100,000
Deferred loan issue costs                                                  (394,913)                  (200,000)
Purchase and retirement of common stock                                    (402,820)                   (82,841)
Dry Creek Casino, L.L.C. capital contribution                                 5,250                    265,828
Common stock issued for cash, net of offering costs                         384,120                     17,510
Payments on debt                                                            (16,866)                  (519,551)
                                                                      -------------              -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                12,462,857                  4,580,946
                                                                      -------------              -------------

Net increase in cash                                                        852,719                  2,394,105
Beginning cash balance                                                    1,021,913                    308,658
                                                                      -------------              -------------
Ending cash balance                                                   $   1,874,632              $   2,702,763
                                                                      =============              =============
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                                $   1,523,586              $   1,094,090
                                                                      -------------              -------------

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

         For the three and nine months ended December 31, 2001, we have reclassified certain amounts which were previously reported netted within equity in earnings of Isle of Capri Black Hawk, L.L.C. in order to conform the presentation to the audited financial statements as of and for the year ended March 31, 2002. Accordingly, for the three and nine months ended December 31, 2001, equity in earnings of Isle of Capri Black Hawk, L.L.C. increased by $2,910,570, extraordinary loss of extinguishment of debt increased by $1,920,976, and federal income tax provision increased by $989,594.

         Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three and nine months ended December 31, 2002 and 2001.

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

         Accordingly, the accompanying consolidated statements of operations and cash flows for the three and nine months ended December 31, 2002 and December 31, 2001 and the consolidated balance sheet as of December 31, 2002 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses. Additional paid in capital and retained earnings as of March 31, 2002 have also been restated to reflect adjustments to those reported amounts through that date. The restatement increased additional paid in capital by approximately $3.1 million and was attributable to the fair value of the beneficial conversion feature of the Credit Facility and Warrants. The restatement decreased retained earnings by $1.1 million, net of taxes, to properly reflect the impact of the amortization of the beneficial conversion feature to interest expense and the amortization to expense of the deferred loan costs through the end of the fiscal year ended March 31, 2002.

         For the three months ended December 31, 2002 and 2001, interest expense increased by $63,708 and $63,708, respectively, due to the amortization of the debt discount and deferred loan cost expense increased by $102,783 and $102,783, respectively, due to the amortization of deferred loan issue costs. For the nine months ended December 31, 2002 and 2001, interest expense increased by $191,123 and $157,947, respectively, due to the amortization of the debt discount and deferred loan cost expense increased by $308,350 and $267,809 respectively, due to the amortization of deferred loan issue costs. Additionally, for the three and nine months ended, December 31, 2002, the federal income tax provision decreased by $34,946 and $104,837, respectively, and for the three and nine months ended December 31, 2001, the federal income tax provision decreased by $34,946 and $91,055, respectively, related to the tax effect of the amortization of deferred loan issue costs.

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

         For the three and nine months ended December 31, 2001, legal and professional fees increased $157,655 related to the issuance of these options and warrants. Additionally, for the three and nine months ended December 31, 2001, the federal income tax provision decreased by $59,306 related to the tax effect of the issuance of the options and warrants.

         Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during each of the fiscal years ended March 31, 2002 and the quarter and nine months ended December 31, 2002 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of December 31, 2002 and March 31, 2002 by $1.2 million and $290,000, respectively.

         The impact of the restatement is summarized as follows:

                                                   THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                      DECEMBER 31,                        DECEMBER 31,
                                         ---------------------------------       -------------------------------
                                               2002               2002               2001              2001
                                               ----               ----               ----              ----
                                          (AS REPORTED)        (RESTATED)        (AS REPORTED)      (RESTATED)
STATEMENT OF OPERATIONS

Route 66 Casinos, L.L.C. -
  Revenues                               $     145,516        $           -      $           -     $           -
Interest expense                               653,116              716,824            264,670           328,378
Amortization of deferred
  loan issue costs                              50,432              153,215             31,218           134,001

Legal and professional fees                    327,028              327,028             63,399           221,054
Route 66 Casinos, L.L.C. -
  expenses                                      94,586                    -                  -                 -
Total expenses                               1,548,393            1,620,298            840,037         1,180,956
Equity in earnings of Isle of Capri
  Black Hawk, L.L.C.                         2,385,455            2,385,455           (948,531)        1,962,039
Equity in Earnings of Route 66
  Casinos, L.L.C.                                    -               25,974                  -                 -
Minority Interests - Route 66
  Casinos, L.L.C.                               24,956                    -                  -                 -
Federal income tax provision
  (benefit)                                    624,782              589,836           (837,406)           57,936
Extraordinary loss on
  extinguishment of debt                             -                    -                  -        (1,920,976)
Net income                                   1,212,811            1,081,266           (725,084)         (971,751)
Net income per common
  share - basic                          $        0.11        $        0.10      $       (0.07)    $       (0.09)
Net income per common
  share - diluted                        $        0.10        $        0.08      $       (0.07)    $       (0.09)
Basic weighed average
  Number of common shares
  outstanding                               11,078,731           11,078,731         10,456,003        10,456,003
Diluted weighed average
  Number of common shares
  Outstanding                               12,949,649           15,550,993         10,456,003        10,456,003

                                          NINE MONTHS ENDED           NINE MONTHS ENDED
                                             DECEMBER 31,                DECEMBER 31,
                                   --------------------------    --------------------------
                                        2002         2002            2001           2001
                                        ----         ----            ----           ----
                                   (AS REPORTED)  (RESTATED)     (AS REPORTED)   (RESTATED)
STATEMENT OF OPERATIONS
Route 66 Casinos, L.L.C. -
  Revenues                         $   348,100   $         -     $         -    $         -
Interest expense                     1,432,768     1,623,891         677,298        835,245
Amortization of deferred
  loan issue costs                     124,047       432,397          76,989        344,798
Legal and professional fees            529,900       529,900         255,766        413,421
Route 66 Casinos, L.L.C. -
  expenses                             227,902             -               -              -
Total expenses                       3,723,727     3,995,297       2,042,635      2,642,819
Equity in earnings of Isle of
  Capri Black Hawk, L.L.C.           7,295,732     7,295,732       2,713,233      5,623,803
Equity in Earnings of Route 66
  Casinos, L.L.C.                            -        61,301               -              -
Minority Interests - Route 66
  Casinos, L.L.C.                       58,896             -               -              -
Federal income tax provision         1,802,770     1,697,933         136,379        975,612
Extraordinary loss on
  extinguishment of debt                     -             -               -     (1,920,976)
Net income                           4,520,807     4,126,172       1,075,803        625,980
Net income per common
  share - basic                    $      0.41   $      0.38     $      0.10    $      0.06
  share - diluted                  $      0.36   $      0.29     $      0.10    $      0.05
Basic weighed average
  Number of common shares
  outstanding                       10,919,171    10,919,171      10,471,039     10,471,039
Diluted weighed average
  Number of common shares
  Outstanding                       12,905,574    15,352,104      11,861,698     14,832,453

                                                         DECEMBER 31, 2002,
                                                    -------------------------
                                                        2002          2002
                                                    -----------   -----------
                                                   (as reported)  (restated)
BALANCE SHEET

Deferred loan issue costs                           $   599,015   $ 1,374,992
Investment in Route 66 Casinos,
  L.L.C.                                              1,290,199       763,499
Deferred tax asset                                            -       113,116
Total assets                                         45,637,745    45,419,279
Deferred tax liability                                1,760,866             -
Note payable, net of current
  Portion and discount                               26,240,831    25,721,134
Minority Interest - Route 66
  Casinos, L.L.C.                                       646,896             -
Additional paid in capital                            9,751,170    15,006,448
Retained earnings (deficit)                           3,624,265     1,538,643
Total stockholders' equity                           14,138,284    17,307,940
Total liabilities and
  stockholders' equity                               45,637,745    45,419,279

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

         IMPAIRMENT OF EQUITY INVESTEES - The Company reviews its investments in equity investees for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or is otherwise committed to provide further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as reoccurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of December 31, 2002 management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three and nine months ended December 31, 2002 and 2001.

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

         DEFERRED LOAN COSTS - Deferred loan costs are comprised of direct costs of securing financing by the Company. These costs are amortized to expense on a straight line basis over the underlying life of the debt instrument. At December 31, 2002, deferred loan costs are $1.4 million, net of accumulated amortization of $1.2 million.

         DEBT DISCOUNT - In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the "Credit Facility"). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company has recorded this beneficial conversion feature associated with its Credit Facility as a debt discount. At December 31, 2002 the debt discount was $1.4 million, net of accumulated amortization of $872,000 and is being amortized to interest expense using the effective interest method.

         REVENUE RECOGNITION - We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of December 31, 2002, there was no delinquency in royalty income.

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

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets". If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. As of December 31, 2002 management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three and nine months ended December 31, 2002 and 2001.

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

Comprehensive income consisted of the following:

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                      ---------------------------
                                                         2002              2001
                                                      ----------        ---------

Net income                                            $1,081,266        $(971,751)
Change in fair value of interest rate swaps              (85,489)              --
                                                      ----------        ---------
Comprehensive income                                  $  995,777        $(971,751)
                                                      ==========        =========

                                                            NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                      ---------------------------
                                                         2002              2001
                                                      ----------        ---------

Net income                                            $4,126,172        $ 625,980
Change in fair value of interest rate swaps             (466,430)              --
                                                      ----------        ---------
Comprehensive income                                  $3,659,742        $ 625,980
                                                      ==========        =========

         The accumulated comprehensive loss reflected on the balance sheet at December 31, 2002 consisted solely of the adjustments to interest rate swaps, net of tax.



         RECENT ACCOUNTING PRONOUNCEMENTS - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial position or results of operations.

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

         The following is a summary of condensed financial information pertaining to the IC-BH as of and for the nine months ended January 26, 2003 and January 27, 2002:

                        Isle of Capri Black Hawk, L.L.C.
                      Condensed Balance Sheets (unaudited)
                                 (In thousands)


                                                   January 26,    January 27,
                                                      2003           2002
                                                   -----------    -----------
Current assets                                      $  9,514       $  9,707
Property and equipment (net)                         102,870        103,538
Other assets                                           1,679          2,364
                                                    --------       --------
Total assets                                        $114,063       $115,609
                                                    ========       ========

Current liabilities                                 $ 24,944       $ 23,926
Other Liabilities                                      2,003              -
Long-term debt                                        58,363         72,386
Members' equity                                       28,753         19,297
                                                    --------       --------
Total liabilities and members' equity               $114,063       $115,609
                                                    ========       ========

                        Isle of Capri Black Hawk, L.L.C.
                     Condensed Income Statements (unaudited)
                                 (In thousands)

                                                            Nine Months Ended
                                                        -------------------------
                                                        January 26,   January 27,
                                                           2003          2002
                                                        -----------   -----------
Revenue:
Casino                                                   $ 81,005     $ 82,865
Rooms                                                       4,378        4,353
Food, Beverage, and other                                  10,130       11,343
                                                         --------     --------
    Total revenue                                          95,513       98,561

Operating expenses:
Casino                                                      5,300        5,306
Gaming taxes                                               15,839       16,334
Rooms                                                       2,298        1,912
Food, beverage, and other                                   6,719        7,747
Other operating expenses                                   40,091       42,824
                                                         --------     --------
    Total operating expenses                               70,247       74,123

Earning from operations                                    25,266       24,438
                                                         --------     --------
Interest expense, net                                      (4,350)      (8,254)
Depreciation                                               (3,949)      (3,106)
                                                         --------     --------

Income before a one time refinancing charge                16,967       13,078

One time refinancing charge                                     -       (6,769)
                                                         --------     --------

Net income                                               $ 16,967     $  6,309
                                                         ========     ========

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

         Interest is capitalized in connection with the development of the properties owned by Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc. During the quarter ended December 31 2002, Gold Mountain Development, L.L.C capitalized as development cost $66,573 of interest. During the quarter ended December 31, 2001, Gold Mountain Development, L.L.C. and Blue Diamond Resorts, Inc., capitalized as development cost $66,016 and $64,502 of interest, respectively.

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

NOTE 7.   FEDERAL INCOME TAXES

         We have recorded a net deferred tax asset in conjunction with tax credit and net operating loss carry forwards, compensation expense in connection with the issuance of stock options and for allocated earnings of our equity investments not currently taxable for federal income tax purposes.

NOTE 8.  EQUITY

         The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS") computations, in accordance with SFAS No. 128.

                                                            THREE MONTHS ENDED DECEMBER 31, 2002
                                                           -------------------------------------
                                                             Income          Shares    Per-Share
                                                           (Numerator)   (Denominator)   Amount
                                                           -----------   ------------- ---------
BASIC EPS
Income available to common stockholders                    $ 1,081,266    11,078,731   $   0.10
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                                    -     2,179,001      (0.02)
Convertible debt                                               125,894     2,293,261          -
                                                           -----------    ----------   --------
FULLY DILUTED EPS
Income available to common stockholders                    $ 1,207,160    15,550,993   $   0.08
                                                           -----------    ----------   --------

                                                            THREE MONTHS ENDED DECEMBER 31, 2001
                                                           -------------------------------------
                                                              Income        Shares     Per-Share
                                                            (Numerator)  (Denominator)   Amount
                                                           -----------   ------------  ---------
BASIC EPS
Income available to common stockholders                    $  (971,751)   10,456,003   $  (0.09)
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                                    -             -          -
Convertible debt                                                     -             -          -
                                                           -----------    ----------   --------
DILUTED EPS
Income available to common stockholders                    $  (971,751)   10,456,003   $  (0.09)
                                                           -----------    ----------   --------

                                                            NINE MONTHS ENDED DECEMBER 31, 2002
                                                           -------------------------------------
                                                              Income        Shares     Per-Share
                                                            (Numerator)  (Denominator)   Amount
                                                           -----------   ------------  ---------
BASIC EPS
Income available to common stockholders                    $ 4,126,172    10,919,171   $   0.38
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                                    -     2,139,672      (0.06)
Convertible debt                                               376,315     2,293,261      (0.03)
                                                           -----------    ----------   --------
FULLY DILUTED EPS
Income available to common stockholders                    $ 4,502,487    15,352,104   $   0.29
                                                           -----------    ----------   --------

                                                            NINE MONTHS ENDED DECEMBER 31, 2001
                                                           -------------------------------------
                                                              Income        Shares     Per-Share
                                                           (Numerator)   (Denominator)   Amount
                                                           -----------   ------------  ---------
BASIC EPS
Income available to common stockholders                    $   625,980    10,471,039   $   0.06
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                                    -     1,352,924      (0.01)
Convertible debt                                               160,593     3,008,490       -
                                                           -----------    ----------   --------
DILUTED EPS
Income available to common stockholders                    $   786,573    14,832,453   $   0.05
                                                           -----------    ----------   --------

         For the three months ended December 31, 2001, the above calculation excludes 1,424,832 in the money options and warrants that due to the net loss incurred are anti-dilutive.

         As discussed in Note 2, our convertible debt security is subject to an option to convert a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the nine months ended December 31, 2002 and 2001 results in this convertible debt security being dilutive. Due to the company incurring a loss during the three months ended December 31, 2001, the effects of common stock equivalents of $3,049,483 for this convertible instrument have been excluded from the EPS calculation due to its effects being antidilutive.

NOTE 9.   SEGMENT REPORTING

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

Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                               AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
                                                            ----------------------------------------------------------
                                                                               Real
                                                              Gaming          Estate          Other          Totals
                                                            ------------    -----------    -----------    ------------
Revenue                                                     $  1,905,927    $   593,416    $    36,501    $  2,535,844
Segment profit                                                 5,692,013        123,131          8,961       5,824,105
Segment assets                                                31,476,908      3,357,869        480,812      35,315,589
Interest expense                                               1,623,891              -              -       1,623,891
Interest income                                                1,870,221              -              -       1,870,221
Equity in earnings of
  Isle of Capri - Black Hawk                                   7,295,732              -              -       7,295,732
Equity in earnings of
  Route 66 Casinos, L.L.C                                         61,301              -              -          61,301

                                                               AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                                                            ----------------------------------------------------------
                                                                               Real
                                                                Gaming        Estate          Other          Totals
                                                            ------------    -----------    -----------    ------------
Revenue                                                     $     26,462    $    18,075    $   509,511    $    554,048
Segment profit (loss)                                          4,364,116       (689,173)      (152,375)      3,522,568
Extraordinary loss on extinguishment
  of debt, net of tax                                         (1,920,976)             -              -      (1,920,976)
Segment assets                                                 5,489,839      5,773,350        480,812      11,744,001
Interest expense                                                       -              -        835,245         835,245

Interest income                                                   26,462              -        415,492         441,954
Equity in earnings of
  Isle of Capri - Black Hawk                                   5,623,803              -              -       5,623,803

                                                                    DECEMBER 31,

                                                             AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                                            ----------------------------------------------------------
                                                                              Real
                                                                Gaming       Estate          Other          Totals
                                                            ------------    -----------    -----------    ------------
Revenue                                                     $    885,472    $         -    $    13,601    $    899,073
Segment profit                                                 1,828,232       (162,922)         5,793       1,671,103
Segment assets                                                31,476,908      3,357,869        480,812      35,315,589
Interest expense                                                 716,824              -              -         716,824
Interest income                                                  875,418              -              -         875,418
Equity in earnings of
  Isle of Capri - Black Hawk                                   2,385,455              -              -       2,385,455
Equity in earnings of
  Route 66 Casinos, L.L.C.                                        25,975              -              -          25,975

                                                               AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                                            ----------------------------------------------------------
                                                                               Real
                                                              Gaming          Estate          Other          Totals
                                                            ------------    -----------    -----------    ------------
Revenue                                                     $     26,462    $     2,100    $   207,179    $    235,741
Segment profit (loss)                                          1,410,114       (327,142)       (75,811)      1,007,161
Extraordinary loss on extinguishment
  of debt, net of tax                                         (1,920,976)             -              -      (1,920,976)
Segment assets                                                 5,489,839      5,773,350        480,812      11,744,001
Interest expense                                                       -              -        328,378         328,378
Interest income                                                   20,656              -        186,692         207,348
Equity in earnings of                                          1,962,039              -              -       1,962,039

                                                                        2002                 2001
                                                                   ---------------      --------------
Assets
Total assets for reportable segments                               $    35,315,589      $    11,744,001
Cash not allocated to segments                                           1,874,632            2,702,763
Notes receivable not allocated to segments                               6,451,443            7,569,709
Furniture, fixtures, & equipment not allocated to segments                  51,110               58,022
Other assets not allocated to segments                                   1,726,505            3,053,666
                                                                   ---------------      ---------------

Total assets                                                       $    45,419,279      $    25,128,161
                                                                   ===============      ===============

NOTE 10.   SUBSEQUENT EVENTS

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

         For the three and nine months ended December 31, 2001, we have reclassified certain amounts which were previously reported netted within equity in earnings of Isle of Capri Black Hawk, L.L.C. in order to conform the presentation to the audited financial statements as of and for the year ended March 31, 2002. Accordingly, for the three and nine months ended December 31, 2001, equity in earnings of Isle of Capri Black Hawk, L.L.C. increased by $2,910,570, extraordinary loss of extinguishment of debt increased by $1,920,976, and federal income tax provision increased by $989,594.

         Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three and nine months ended December 31, 2002 and 2001.

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

         Accordingly, the accompanying consolidated statements of operations and cash flows for the three and nine months ended December 31, 2002 and December 31, 2001 and the consolidated balance sheet as of December 31, 2002 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses. Additional paid in capital and retained earnings as of March 31, 2002 have also been restated to reflect adjustments to those reported amounts through that date. The restatement increased additional paid in capital by approximately $3.1 million and was attributable to the fair value of the beneficial conversion feature of the Credit Facility and Warrants. The restatement decreased retained earnings by $1.1 million, net of taxes, to properly reflect the impact of the amortization of the beneficial conversion feature to interest expense and the amortization to expense of the deferred loan costs through the end of the fiscal year ended March 31, 2002.

         For the three months ended December 31, 2002 and 2001, interest expense increased by $63,708 and $63,708, respectively, due to the amortization of the debt discount and deferred loan cost expense increased by $102,783 and $102,783, respectively, due to the amortization of deferred loan issue costs. For the nine months ended December 31, 2002 and 2001, interest expense increased by $191,123 and $157,947, respectively, due to the amortization of the debt discount and deferred loan cost expense increased by $308,350 and $267, 809 respectively, due to the amortization of deferred loan issue costs. Additionally, for the three and nine months ended, December 31, 2002, the federal income tax provision decreased by $34,946 and $104,837, respectively, and for the three and nine months ended December 31, 2001, the federal income tax provision decreased by $34,946 and $91,055, respectively, related to the tax effect of the amortization of deferred loan issue costs.

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

         For the three and nine months ended December 31, 2001, legal and professional fees increased $174,428 related to the issuance of these options and warrants. Additionally, for the three and nine months ended December 31, 2001, the federal income tax provision decreased by $59,306 related to the tax effect of the issuance of the options and warrants.

         Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during each of the fiscal years ended March 31, 2002 and the quarter and nine months ended December 31, 2002 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of December 31, 2002 and March 31, 2002 by $1.2 million and $290,000, respectively.

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

         Revenue Recognition - We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of December 31, 2002, there was no delinquency in royalty income.

General

         We are engaged in gaming and resort development. We reported net income of $1.1 million for the quarter ended December 31, 2002 compared to net loss of $972,000 for the quarter ended December 31, 2001.

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

Results of Operations

         Comparison of three months ended December 31, 2002 and 2001

         REVENUES. Revenues increased 281%, or $663,000, to $899,000 for the three months ended December 31, 2002, compared to $236,000 for the three months ended December 31, 2001. The increase in revenues is primarily attributable to interest income on loans.

         INTEREST INCOME. Interest income increased 322%, or $668,000, to $875,000 for the three months ended December 31, 2002, compared to $207,000 for the three months ended December 31, 2001. This is attributable to an increase in the average notes receivable balance.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased $423,000 to $2.4 million for the three months ended December 31, 2002, compared to a $2.0 million for the three months ended December 31, 2001. This is primarily attributable to a decrease in interest expense in IC-BH due to a decrease in its average debt balance.

         EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 Casinos, L.L.C. of $26,000 was recorded for the three months ended December 31, 2002. For the three months ended December 31, 2001, there was no equity in earnings of Route 66 Casinos, L.L.C. The earnings were the result of the estimated earnings from the Dancing Eagle Casino and the Rio Puerco temporary casinos which opened in the first quarter of 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 31%, or $66,000, to $146,000 for the three months ended December 31, 2002, compared to $211,000 for the three months ended December 31, 2001. This is primarily attributable to a decrease in general office expense, travel expenses and a decrease in property tax expenses.

         INTEREST EXPENSE. Interest expense increased 118%, or $388,000, to $717,000 for the three months ended December 31, 2002, compared to $328,000 for the three months ended December 31, 2001. This is primarily attributable to additional borrowings from our credit facility.

         SALARIES. Salaries decreased 6%, or $15,000, to $251,000 for the three months ended December 31, 2002, compared to $266,000 for the three months ended December 31, 2001 due to a decrease in the average number of employees through the periods.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 48%, or $106,000, to $327,000 for the three months ended December 31, 2002, compared to $221,000 for the three months ended December 31, 2001. This is due primarily to an increase in consulting on general corporate issues.

         AMORTIZATION OF DEFERRED LOAN ISSUE COSTS. Amortization of deferred loan issue costs increased 14%, or $19,000, to $153,000 for the three months ended December 31, 2002, compared to $134,000 for the three months ended December 31, 2001. This is due primarily to an increase in deferred loan issuance costs related to the Ornelas financing.

         OTHER EXPENSE. Other expense increased 34%, or $7,000, to $26,000 for the three months ended December 31, 2002, compared to $20,000 for the three months ended December 31, 2001. This is primarily attributable to an increase in insurance expense and expenses related to our annual shareholders' meeting.

         TOTAL EXPENSES. Total expenses increased 37%, or $439,000 to $1.6 million for the three months ended December 31, 2002, compared to $1.2 million for the three months ended December 31 2001. This is due primarily to an increase in general and administrative expense, interest expense, other expense, and legal and professional fees.

         NET INCOME. Net income increased $2.1 million to $1.1 million for the three months ended December 31, 2002, as compared to net loss of $972,000 for the three months ended December 31, 2001. This is primarily the result of increases in revenues, equity in earnings of IC-BH and the absence of an extraordinary item charge of $1.9 million, net of tax of $1 million due to refinancing of IC-BH's $75 million loan in December 2001.

         Comparison of nine months ended December 31, 2002 and 2001

         REVENUES. Revenues increased 358%, or $2.0 million, to $2.5 million for the nine months ended December 31, 2002, compared to $554,000 for the nine months ended December 31, 2001. The increase in revenues is primarily attributable to interest income and gain on land sales.

         GAIN ON LAND SALES. Gain on land sales increased 3,947%, or $575,000, to $590,000 for the nine months ended December 31, 2002, compared to $15,000 for the nine months ended December 31, 2001. This is attributable to the sale of our real property in Wellesley Island, New York in September 2002.

         INTEREST INCOME. Interest income increased 323%, or $1.4 million to $1.9 million for the nine months ended December 31, 2002, compared to $442,000 for the nine months ended December 31, 2001. This is attributable to an increase in the average notes receivable balance.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 30%, or $1.7 million, to $7.3 million for the nine months ended December 31, 2002, compared to $5.6 million for the nine months ended December 31, 2001. This is primarily attributable to a decrease in interest expense in IC-BH due to the its average debt balance.

         EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 Casinos, L.L.C. of $61,000 was recorded for the nine months ended December 31, 2002. For the nine months ended December 31, 2001, there was no equity in earnings of Route 66 Casinos, L.L.C. The earnings were the result of the estimated earnings from the Dancing Eagle Casino and the Rio Puerco temporary casinos which opened in the first quarter of 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 8%, or $36,000, to $385,000 for the nine months ended December 31, 2002, compared to $421,000 for the nine months ended December 31, 2001 due primarily to a decrease in property tax expense and general office expenses.

         INTEREST EXPENSE. Interest expense increased 94%, or $789,000, to $1.6 million for the nine months ended December 31, 2002, compared to $835,000 for the nine months ended December 31, 2001. This is primarily attributable to additional borrowings from our credit facility.

         SALARIES. Salaries increased 21%, or $121,000, to $691,000 for the nine months ended December 31, 2002, compared to $570,000 for the nine months ended December 31, 2001. This is due primarily to expansion in staffing, and salary increases for existing staff.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 28%, or $117,000, to $530,000 for the nine months ended December 31, 2002, compared to $413,000 for the nine months ended December 31, 2001. This is primarily due to an increase in consulting on general corporate issues.

         AMORTIZATION OF DEFERRED LOAN ISSUE COSTS. Amortization of deferred loan issue costs increased 25%, or $88,000, to $432,000 for the nine months ended December 31, 2002, compared to $345,000 for the nine months ended December 31, 2001. This is due primarily to an increase in deferred loan issuance costs related to the Ornelas financing.

         WRITE-OFF OF CAPITALIZED DEVELOPMENT COST. Write-off of capitalized development cost of $238,000 was recorded for the nine months ended December 31, 2002. For the nine months ended December 31, 2001, there was no write-off of capitalized development cost. The write-off is to expense development cost previously capitalized due to management electing to no longer pursue certain projects.

         OTHER EXPENSE. Other expense increased 62%, or $36,000, to $95,000 for the nine months ended December 31, 2002, compared to $59,000 for the nine months ended December 31, 2001. This is attributable to an increase in insurance expense and expenses related to our annual shareholders' meeting.

         TOTAL EXPENSES. Total expenses increased 51%, or $1.4 million to $4.0 million for the nine months ended December 31, 2002, compared to $2.6 million for the nine months ended December 31 2001. This is due primarily to an increase in general and administrative expense, interest expense, other expense, salary expense, an increase in legal and consulting services, and write-off of capitalized development cost.

         NET INCOME. Net income increased 559%, or $3.5 million to $4.1 million for the nine months ended December 31, 2002, as compared to net income of $626,000 for the nine months ended December 31, 2001. This increase is primarily the result of increases in revenues, equity in earnings of IC-BH and decreased federal income tax as a result of tax benefits of $421,735 related to additional NOL's of $1,240,396 from IC-BH for fiscal year ended April 25, 1999 which had not been previously recognized and the absence of an extraordinary item charge of $1.9 million net of tax of $1.0 million due to refinancing of IC-BH's $75 million loan in December 2001.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Net cash provided by operating activities during the nine months ended December 31, 2002, amounted to $2.3 million, a decrease of $3.6 million, over the $5.8 million of net cash provided by operating activities during the nine months ended December 31, 2001. This is primarily due to a decrease in cash distributions from IC-BH.

         INVESTING ACTIVITIES. Net cash used in investing activities during the nine months ended December 31, 2002, amounted to $13.9 million, an increase of $5.9 million, over the $8.0 million of net cash used in investing activities in the nine months ended December 31, 2001. The increase is primarily due to the net result of cash advances of $17.5 million to River Rock Casino project for the development loan, a net loan repayment of $1.0 million from affiliated companies, $3.6 million of net proceeds from the sales of real property in Wellesley Island, New York and purchase of assets held for development of $1.0 million primarily in Gold Mountain Development, the LLC, and Route 66 Casinos.

         FINANCING ACTIVITIES. Net cash provided by financing activities during the nine months ended December 31, 2002, amounted to $12.5 million an increase of $7.9 million, over $4.6 million of net cash provided by financing activities in the nine months ended December 31, 2001. We received $384,000 from cash sales of our common stock and $12.9 million from debt financing. During the nine months ended December 31, 2002, we used $403,000 to repurchase 69,400 shares of our common stock at an average price of $5.80 per share in the open market which were subsequently retired. We expended $17,000 for principal payments on outstanding debt and paid $395,000 for deferred loan issues costs.

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

         We anticipate making additional loans of $8 million and additional development advances of $2.5 million to complete Phase I of the River Rock Casino project. We expect to fund these additional loans with the remainder of our $23 million credit facility. After such additional fundings, we will have made loans of $23 million and development advances of approximately $10 million to the River Rock project. The development advances earn interest at 12% and will be paid back from the casino operations' cash flow. We expect that the $23 million loan to the project will begin paying principal and interest during the second quarter of fiscal 2004 and will be amortized over a period of four years. In addition to our direct loans and advances we have guaranteed approximately $16.0 million of equipment financing and leases.

         At December 31, 2002 we had a working capital deficit of $814,000 and we had cash available of $1.9 million. It is our belief that the cash distributions from IC-BH, the loan repayments on our outstanding notes receivable, the development financing fee from River Rock Casino, together with our existing cash will be sufficient to meet our anticipated cash needs for working capital for the next twelve months. In addition, we have guaranteed debts of approximately $1.4 million for affiliated entities. If the River Rock Casino project is delayed for an extended period of time, closed due to pending litigation, governmental inquiries, or other reasons beyond our control, we may not receive significant cash flow from this project to satisfy our other obligations. If we must raise additional funds for the River Rock project, if a significant amount of our guaranteed debts on the River Rock project, or otherwise, become payable, or if we require additional funds to meet operating expenses, we may need to raise additional external capital. There is no assurance that we will be able to obtain additional financing if required, the failure of which could have a material effect on our operations.

Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. We do not anticipate that adoption of this statement will have a material impact on our consolidated financial position or results of operations.

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

 ITEM 3.          CONTROLS AND PROCEDURES

         With the participation of management, our chief executive officer and chief financial officer evaluated our disclosure controls and procedures on February 11, 2003. Based on this evaluation, they concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB/A for the quarterly period ended December 31, 2002. Subsequent to February 11, 2003, through the date of this filing of Form 10-QSB/A for the quarterly period ended December 31, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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