Form 10-Q/A
period 2003-06-30
NEVADA GOLD & CASINOS INC
filed 2004-08-09
CIK 277058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

      The number of common shares outstanding was 11,196,772 as of July 31, 2003

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of this Quarterly Report on Form 10Q/A for the Quarterly Periods Ended June 30, 2003 and June 30, 2002 as set forth in the attached pages and described in more detail in Note 2 to the consolidated financial statements.

                                TABLE OF CONTENTS

                                                                                    PAGE
                          PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2003 (RESTATED)
              AND MARCH 31, 2003................................................      3
            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED JUNE 30, 2003 (RESTATED) AND 2002 ...................      4
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
              MONTHS ENDED JUNE 30, 2003 (RESTATED) AND 2002 ...................      5
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................      6
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................     18
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........     24
ITEM 4.     CONTROLS AND PROCEDURES.............................................     24

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS ..................................................     25
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS...........................     25
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.....................................     25
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................     25
ITEM 5.     OTHER INFORMATION...................................................     25
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K....................................     26

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          June 30,       March 31,
                                                                                                            2003           2003
                                                                                                        ------------    ------------
                                                                                                        (Restated)      (Unaudited)
                                                                                                        (Audited)
                                                                                ASSETS

CURRENT ASSETS
Cash and cash                                                                                           $  2,707,343    $  3,968,146
equivalents
Notes receivable                                                                                           4,719,552               -
Accounts receivable                                                                                          640,984         187,882
Other receivable                                                                                             332,924           2,125
                                                                                                        ------------    ------------
    TOTAL CURRENT ASSETS                                                                                   8,400,803       4,158,153
                                                                                                        ------------    ------------
Joint ventures in equity investees:
  Isle of Capri-Black Hawk, L.L.C.                                                                        11,260,997       8,633,782
  Route 66 Casinos, L.L.C.                                                                                   821,208         789,473
  Restaurant Connections International, Inc. (RCI)                                                                 -               -
  Sunrise Land and Minerals Corporation, land development                                                    371,750         371,750
Investment in development projects:
  Dry Creek Casino, L.L.C., enhancement contract                                                             851,823         659,897
  Gold Mountain Development, L.L.C., land development                                                      3,135,265       3,065,281
  Goldfield Resources, Inc., mining interest                                                                 480,812         480,812
Note receivable from Dry Creek Rancheria, net of current portion                                          29,042,321      28,334,437
Note receivable from affiliates, net of current portion and discount                                       4,650,751       6,150,552
Note receivable - other                                                                                            -       3,339,060
Deferred loan issue costs, net                                                                             1,531,397       1,544,433
Other assets                                                                                                 368,107         236,416
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $130,984 and $130,653 at June 30 and March 31, 2003, respectively                                            41,636          43,399
                                                                                                        ------------    ------------
TOTAL ASSETS                                                                                            $ 60,956,870    $ 57,807,445
                                                                                                        ============    ============

                                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued                                                                                 868,906    $    882,388
liabilities
Accrued interest payable                                                                                     347,384         314,829
Deferred tax liability                                                                                     1,218,148         388,113
Current portion of long term debt                                                                          3,123,798       1,932,072
                                                                                                        ------------    ------------
    TOTAL CURRENT LIABILITIES                                                                              5,558,236       3,517,402
                                                                                                        ------------    ------------
LONG TERM LIABILITIES
Deferred income                                                                                            1,112,416       1,014,729
Notes payable, net of current portion and discount                                                        33,054,173      34,207,276
                                                                                                        ------------    ------------
    TOTAL LONG TERM LIABILITIES                                                                           34,166,589      35,222,005
                                                                                                        ------------    ------------
TOTAL LIABILITIES                                                                                         39,724,825      38,739,407
                                                                                                        ------------    ------------
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                                                 488,742         360,450
COMMITMENTS AND CONTINGENCIES                                                                                      -               -
STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 11,190,272 and
11,149,772 shares issued and outstanding at June 30 and March 31, 2003, respectively                       1,342,832       1,337,973
Additional paid in capital                                                                                15,428,184      15,201,794
Retained earnings                                                                                          4,411,272       2,737,399
Accumulated other comprehensive loss                                                                       (438,985)       (569,578)
                                                                                                        ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                                                                            20,743,303      18,707,588
                                                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                              $ 60,956,870    $ 57,807,445
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

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           June 30,
                                                 ----------------------------
                                                     2003            2002
                                                 ------------    ------------
                                                  (Restated)
REVENUES
Gaming Assets Participations:
   Dry Creek Casino, L.L.C                       $    300,458    $          -
Other income:
   Royalty income                                      13,500          10,500
   Lease income                                             -           2,100
   Gain on land sale                                        -          28,267
   Interest income                                  1,307,649         373,918
   Miscellaneous income                                15,645          18,547
                                                 ------------    ------------
   TOTAL REVENUES                                   1,637,252         433,332
                                                 ------------    ------------
EXPENSES
General and administrative                            159,805         122,609
Interest expense                                    1,017,419         325,347
Salaries                                              273,604         219,459
Legal and professional fees                           314,026          46,737
Amortization of deferred loan issue costs             142,623         133,737
Write-off of capitalized development costs                  -          60,000
Other                                                  22,208          22,867
                                                 ------------    ------------
    TOTAL EXPENSES                                  1,929,685         930,756
                                                 ------------    ------------
EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK      2,833,347       2,558,380
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C          25,974           9,352
MINORITY INTEREST - DRY CREEK CASINO, L.L.C           (53,292)        (32,499)
                                                 ------------    ------------
Income  before federal income tax provision         2,513,596       2,037,809
Federal income tax provision - deferred              (839,723)       (789,004)
                                                 ------------    ------------
NET INCOME                                       $  1,673,873    $  1,248,805
                                                 ============    ============
PER SHARE INFORMATION
Net income per common share - basic              $       0.15    $       0.12
                                                 ============    ============
Net income per common share - diluted            $       0.12    $       0.09
                                                 ============    ============
Basic weighted average number of
   common shares outstanding                       11,171,734      10,776,537
                                                 ============    ============
Fully diluted weighted average number of
   common shares outstanding                       15,251,828      15,710,466
                                                 ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       June 30,
                                                               --------------------------
                                                                   2003          2002
                                                               -----------    -----------
                                                                (Restated)
CASH FLOWS - OPERATING ACTIVITIES:
Net income                                                     $ 1,673,873    $ 1,248,805
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation                                                       6,289          7,684
  Consultant option expenses                                        77,500              -
  Warrants issued and amortization of  beneficial conversion
    and costs associated with notes payable                        185,931        197,445
  Amortization of capitalized development cost                      14,438              -
  Amortization of deferred income                                  (71,411)        (8,300)
  Write-off of capitalized development cost                              -         60,000
  Equity in earnings of Isle of Capri-Black Hawk                (2,833,347)    (2,558,380)
  Cash distribution from Isle of Capri-Black Hawk                  404,000      1,186,000
  Equity in earnings of Route 66 Casinos, L.L.C                    (25,974)        (9,352)
  Deferred tax expense                                             839,723        789,004
  Minority interest - Dry Creek Casino, L.L.C                       53,292         32,499
Changes in operating assets and liabilities:
    Receivables and other assets                                  (765,280)      (395,212)
  Accounts payable and accrued liabilities                          27,417        (48,403)
                                                               -----------    -----------
NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES            (413,549)       501,790
                                                               -----------    -----------
CASH FLOWS - INVESTING ACTIVITIES:
Purchases of real estate and assets held for development          (432,421)      (552,125)
Purchase of furniture, fixtures and equipment                       (4,526)        (7,629)
Advances on note receivable from Dry Creek Rancheria            (4,089,855)    (3,542,489)
Collection of note receivable - other                            3,339,060              -
Advances on note receivable - affiliate                                  -     (1,025,213)
Collection of note receivable - affiliate                          299,801      1,457,388
                                                               -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                             (887,941)    (3,670,068)
                                                               -----------    -----------
CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from debt                                                       -      3,231,380
Deferred loan issue costs                                         (129,587)       (63,832)
Dry Creek Casino, L.L.C. capital contribution                       75,000          5,250
Common stock issued for cash, net of offering costs                 99,959        304,120
Payments on debt                                                    (4,685)        (7,661)
                                                               -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           40,687      3,469,257
                                                               -----------    -----------
Net increase (decrease) in cash                                 (1,260,803)       300,979
Beginning cash balance                                           3,968,146      1,021,913
                                                               -----------    -----------
Ending cash balance                                            $ 2,707,343    $ 1,322,892
                                                               ===========    ===========
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                         $ 1,012,344    $   392,648
                                                               -----------    -----------

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

      Isle of Capri Black Hawk, L.L.C.

      We are a 43% non-operating owner of Isle of Capri Black Hawk, L.L.C. ("IC-BH") with Isle of Capri Casinos, Inc. ("Isle") In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino from IGT for $84 million. Also, to replace its existing credit facility, IC-BH entered into a new $210.6 million senior secured credit facility to provide financing for the acquisition of the new casinos and for possible future expansion. IC-BH now owns and operates three casinos in Colorado (referred to collectively as the "Casinos"). Isle manages the casinos under an agreement for a fee based upon a percentage of the casino's revenues and operating profit. IC-BH's gaming properties are:

      - the Isle of Capri - Black Hawk Casino and hotel located in Black Hawk, Colorado;

      -     the Colorado Central Station Casino located in Black Hawk, Colorado;
            and

      -     the Colorado Grande Casino located in Cripple Creek, Colorado.

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

      Dry Creek Casino, L.L.C.

      Dry Creek Casino, L.L.C. (the "LLC"), of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians with the development and financing of its River Rock Casino located approximately 70 miles north of the San Francisco Bay area, in Sonoma County, California. The casino features 1,600 slot machines, 16 table games, and a restaurant. To date, we have made a $31.1 million loan to the LLC, which has loaned such funds to the River Rock Casino project, and we have guaranteed equipment financing and operating leases of approximately $14.6 million. Under the development and loan agreement, the LLC began earning 20% of River Rock Casino's earnings before taxes, depreciation, and amortization for five years, starting June 1, 2003.

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

      Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three months ended June 30, 2003.

            Credit Facility Conversion Feature and Certain Warrants. In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the "Credit Facility"). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of cumulative drawdowns under the Credit Facility to be an aggregate of $1.4 million and was recorded as an adjustment to additional paid in capital. Principal of the Credit Facility was drawn down beginning in the fiscal year ended March 31, 1999 and continuing through the fiscal year ended March 31, 2002. Accordingly, the Company discounted the balance of the Credit Facility as of the date of each drawdown and are amortizing the beneficial conversion feature associated with each drawdown from the date of each drawdown to the maturity date of the Credit Facility.

      In the fiscal years ended March 31, 2000, March 31, 2001 and March 31, 2002 multiple warrants were issued to a financial advisor instrumental in securing the Credit Facility (collectively, the "Warrants"). Each Warrant was immediately vested and exercisable upon issuance. The Company ascribed an estimated fair value of the Warrants in the aggregate amount of $1.7 million and was recorded as an adjustment to additional paid in capital. Accordingly, the Company capitalized deferred loan issue costs as of the date of issuance of each Warrant and such costs are being amortized from the date of each issuance to the maturity date of the Credit Facility.

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

      Accordingly, the accompanying consolidated statements of operations and cash flows for the quarter ended June 30, 2003 and the consolidated balance sheet as of June 30, 2003 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses.

      For the three months ended June 30, 2003, interest expense increased by $43,308 due to the amortization of the debt discount and deferred loan costs expense increased by $69,569 due to the amortization of deferred loan issue costs. Additionally for the three months ended June 30, 2003, the federal income tax provision decreased by $23,654 related to the tax effect of the amortization of deferred loan issue costs.

      Certain Options and Warrants. In the fiscal years ending March 31, 2000, March 31, 2001 and March 31, 2002, certain options and warrants were issued to other advisors and consultants (collectively, the "Options"). The Options were immediately vested and exercisable. The Company ascribed a fair value for the Options in the aggregate amount of $910,000 and was recorded as an adjustment to additional paid in capital. Costs related to these Options were expensed in the period granted.

      Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during the three months ended June 30, 2003 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of June 30, 2003 by $1.4 million.

      The impact of the restatement is summarized as follows:

                                THREE MONTHS ENDED JUNE 30,
                                ---------------------------
                                     2003          2003
                                     ----          ----
                                (AS REPORTED)   (RESTATED)
STATEMENT OF OPERATIONS
Route 66 Casinos, L.L.C. -
  Revenues                       $   145,516   $         -
Interest expense                     974,111     1,017,419
Amortization of deferred
  loan issue costs                    73,054       142,623
Route 66 Casinos, L.L.C. -
  expenses                            94,586             -
Total expenses                     1,911,394     1,929,685
Equity in Earnings of Route 66
  Casinos, L.L.C                           -        25,974
Minority interests - Route 66
  Casinos, L.L.C                      24,956             -
Federal income tax provision         863,377       839,723
Net income                         1,763,096     1,673,873
Net income per common
  share - basic                  $      0.16   $      0.15
Net income per common
  share - diluted                $      0.14   $      0.12
Basic weighed average
  Number of common shares
  outstanding                     11,171,734    11,171,734
Diluted weighed average
  Number of common shares
  Outstanding                     13,079,936    15,251,828

                                           JUNE 30,
                                 --------------------------
                                      2003          2003
                                 (as reported)   (restated)
BALANCE SHEET
Deferred loan issue costs         $   894,559   $ 1,531,397
Investment in Route 66 Casinos,
  L.L.C.                             1,295,960       821,208
Total assets                       61,016,840    60,956,870
Deferred tax liability              3,315,077     1,218,148
Note payable, net of current
  Portion                          33,487,254    33,054,173
Minority interest - Route 66
  Casinos, L.L.C.                      696,808             -
Additional paid in capital          9,997,267    15,428,184
Retained earnings                   6,675,341     4,411,272
Total stockholders' equity         17,576,455    20,743,303
Total liabilities and
  stockholders' equity             61,016,840    60,956,870

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

      IMPAIRMENT OF EQUITY INVESTEES - The Company reviews its investments in equity investees for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or is otherwise committed to provided further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as reoccurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of June 30, 2003 management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three months ended June 30, 2003 and 2002.

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

      DEFERRED LOAN COSTS - Deferred loan costs are comprised of direct costs of securing financing by the Company. These costs are amortized to expense on a straight line basis over the underlying life of the debt instrument. At June 30, 2003, deferred loan costs are $1.5 million, net of accumulated amortization of $1.5 million.

      REVENUE RECOGNITION - We record credit enhancement fee income on the accrual basis as earned. The dates on which credit enhancement fee income is actually collected is on the 15th day of each following month. It is also dependent upon the cash flow from River Rock Casino's operation. As of June 30, 2003, there was no delinquency in credit enhancement fee income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of June 30, 2003, there was no delinquency in royalty income.

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

      STOCK-BASED COMPENSATION - We have adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation" as amended by FASB No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure - An Ammendment to FASB No. 123". Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We elected to continue following APB No. 25 and when required, provide the pro forma provision of SFAS No. 123.

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

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets". If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. As of June 30, 2003, management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three months ended June 30, 2003 and 2002.

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

      We are highly leveraged with $36.6 million in corporate debt and lease guarantees of approximately $14.6 million for the River Rock Casino project. We also have guaranteed debt of $656,000 for an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and loan repayments from the River Rock Casino project have been sufficient to satisfy our current debt obligations. Also, the LLC began earning credit enhancement fees from River Rock Casino for five years, starting in June 2003. However, if the River Rock Casino project is closed due to pending litigation, governmental inquiries or other reasons beyond our control, or if we are required to perform on our outstanding guarantees, we may have insufficient cash flow to satisfy our obligations without raising additional financing. There is no assurance that we will be able to obtain additional financing if required, the failure of which could have a material effect on our operations.

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

Comprehensive income consisted of the following:

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                              --------------------------
                                                 2003          2002
                                              -----------   ------------
Net income                                    $ 1,673,873   $ 1,248,805
Change in fair value of interest rate swaps       130,593      (300,060)
                                              -----------   -----------
Comprehensive income                          $ 1,804,466   $   948,745
                                              ===========   ===========

      The accumulated comprehensive loss reflected on the balance sheet at June 30, 2003 and March 31, 2003 consisted solely of the adjustments to interest rate swaps, net of tax.

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

      Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through July 27, 2003 (IC-BH's quarter end) totaled $2,833,347 which has been included in our statement of operations for the fiscal year ended June 30, 2003. During our quarter ended June 30, 2003, we received cash distributions of $404,000 from IC-BH and our basis in the project through April 27, 2003 is $11,260,977.

The following is a summary of condensed financial information pertaining to IC-BH as of July 27, 2003 and for the three months ended July 27, 2003:

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                            BALANCE SHEET (UNAUDITED)
                                (in Thousands)

                                                            July 27,
                                                              2003
                                                            ---------
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
                                                            =========

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                          INCOME STATEMENT (UNAUDITED)
                                 (IN THOUSANDS)

                                        Three Months Ended
                              --------------------------------------
                                July 27, 2003       July 28, 2002

Gross revenues                   $ 52,896              $ 32,362
Total operating expenses           41,083                23,748
                                 --------              --------
Operating income                   11,813                 8,614
Interest expense, net              (2,882)               (1,469)
Depreciation and amortization      (2,173)               (1,195)
                                 --------              --------
Income before income taxes          6,758                 5,950
Income tax provision                 (169)                    -
                                 --------              --------
Net income                       $  6,589              $  5,950
                                 ========              ========

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

Year Ended
June 30,
----------
    2004             $ 3,519,552
    2005               5,210,907
    2006               5,871,781
    2007               6,616,469
    2008               1,781,291
                     -----------
                     $23,000,000
                     ===========

      NOTES RECEIVABLE - AFFILIATES - Clay County Holdings ("CCH") is our largest shareholder, beneficially owning 22% of our total outstanding common stock. The President of CCH is a son-in-law of our CEO. We currently have the option to acquire common stock of Service Interactive ("SI"). At June 30, 2003, CCH owed us $3 million which amount bears an interest rate of 12% per annum, and is payable by maker in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At June 30, 2003, SI owed us $3 million which amount bears an interest rate of 12% per annum, and is payable by maker in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both notes are collateralized by a lien on Nevada Gold & Casinos, Inc. shares owned by Clay County Holdings with $10 million of market equity value as of June 30, 2003. The outstanding balances of notes receivable from CCH and SI were reduced by $150,000 and $150,000, respectively, during the quarter ended June 30, 2003.

      NOTES RECEIVABLE - OTHER - During the quarter ended June 30, 2003, we have received loan repayments of

$3.3 million from a third party for a loan, which bore an interest rate of 16% per annum and matured on June 30, 2003.

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

      Because the credit facility can be converted into the Company's common stock at the lower of an exchange rate of $3.00 per share or 85% of the closing market price of the Company's common stock at conversion, there existed a beneficial conversion to holder of the credit facility when the credit facility was originally executed. Accordingly, a beneficial conversion amount totaling $1,392,157 was been recorded as a debt discount. During the quarters ended June 30, 2003 and 2002, amortization of the debt discount was $43,308 and $63,708, respectively. The total of the unamortized debt discount at June 30, 2003 and March 31, 2003 was $433,080 and $476,388, respectively.

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

Year Ended
June 30,
----------
  2004          $ 3,112,746
  2005            5,159,314
  2006            5,813,644
  2007            6,550,960
  2008            2,363,336
                -----------
                $23,000,000
                ===========

NOTE 6. FEDERAL INCOME TAXES

We have recorded a net deferred tax liability in connection with tax credit and net loss carry forwards, compensation expense in connection with the issuance of stock options, and for allocated earnings of our equity investments not currently taxable for federal income tax purposes.

NOTE 7. EQUITY

      The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                           THREE MONTHS ENDED JUNE 30, 2003
                                         ------------------------------------
                                          Income        Shares     Per-Share
                                         (Numerator) (Denominator)   Amount
                                         ----------- ------------- ----------
BASIC EPS
Income available to common stockholders   $1,673,873   11,171,734   $   0.15
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                  -    2,260,448      (0.03)
Convertible debt                              97,311    1,819,646          -
                                          ----------   ----------   --------
FULLY DILUTED EPS

Income available to common stockholders   $1,771,184   15,251,828   $   0.12
                                          ==========   ==========   ========

                                                     THREE MONTHS ENDED JUNE 30, 2002
                                        ------------------------------------------------------------
                                        Income (Numerator)   Shares (Denominator)   Per-Share Amount
                                        ------------------   --------------------   ----------------
BASIC EPS
Income available to common stockholders   $1,248,805              10,776,537              $   0.12
EFFECT OF DILUTIVE SECURITIES

Common stock options and warrants                  -               2,640,668                 (0.03)
Convertible debt                             124,526               2,293,261                     -
                                          ----------              ----------              --------
DILUTED EPS

Income available to common stockholders   $1,373,331              15,710,466              $   0.09
                                          ==========              ==========              ========

      As discussed in Note 5, we have a convertible debt security the holder of which has the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the quarters ended June 30, 2003 and 2002 results in this convertible debt security being dilutive.

      During the quarter end June 30, 2003, we granted 50,000 options to a third party consultants and recorded consultant expenses of $77,500.

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

                                             AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                             --------------------------------------------------
                                                 Gaming          Other           Totals
                                             ---------------   -----------    -----------
Revenue                                          $ 1,337,782   $   299,470    $ 1,637,252
Segment profit (loss)                              2,607,679       (94,083)     2,513,596
Segment assets                                    46,837,916     3,987,827     50,825,743

Investment in Isle of Capri Black Hawk, L.L.C     11,260,997             -     11,260,997
Investment in Route 66 Casinos,
  L.L.C                                              821,208             -        821,208
Interest expense                                   1,017,419             -      1,017,419
Interest income                                    1,037,324       270,325      1,307,649
Equity in earnings of Isle of                      2,833,347             -      2,833,347
  Capri Black Hawk, L.L.C
Equity in earnings of Route 66
  Casinos, L.L.C                                      25,974             -         25,974

                                             AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                             --------------------------------------------------
                                                  Gaming         Other         Totals
                                             ---------------   -----------    -----------
Revenue                                          $   392,465   $    40,867    $   433,332
Segment profit (loss)                              2,335,604      (297,795)     2,037,809
Segment assets                                    15,231,651     6,351,358     21,583,009
Investment in Isle of Capri Black Hawk, L.L.C      6,364,011             -      6,364,011
Investment in Route 66 Casinos,
  L.L.C                                              666,449             -        666,449
Interest expense                                           -       325,347        325,347

Interest income                                      150,346       223,572        373,918
Equity in earnings of Isle of                      2,558,380             -      2,558,380
  Capri Black Hawk, L.L.C
Equity in earnings of Route 66
  Casinos, L.L.C                                       9,352             -          9,352

Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                                    JUNE 30,
                                                             -------------------------
                                                               2003           2002
                                                             -----------   -----------
Assets
Total assets for reportable segments                         $50,825,743   $21,583,009
Cash not allocated to segments                                 2,707,343     1,322,892
Notes receivable not allocated to segments                     5,850,751     7,061,557
Furniture, fixtures, & equipment not allocated to segments        41,636        57,060
Other assets not allocated to segments                         1,531,397     1,686,315
                                                             -----------   -----------
Total assets                                                 $60,956,870   $31,710,833
                                                             ===========   ===========

NOTE 9. COMMITMENTS AND CONTINGENCIES

      We have office space in Houston, Texas under a five-year term ending December 31, 2006. The expected future minimum payments on the lease at June 30, 2003 are as follows:

Year Ended June 30,   Amount
-------------------  --------
       2004          $ 78,622
       2005            87,020
       2006            87,020
       2007            43,510
                     --------
                     $296,172
                     ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-Q/A. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our financial position or results of our operations.

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

Changes in previously issued financial statements

      We have determined that our investment in Route 66 Casinos, L.L.C. should be accounted for using the equity method because our venture partner continues to control the operating activities of the venture, even though such is, in the opinion of management, a breach of the operating agreement. This accounting treatment will continue until a final resolution of the dispute is reached. Accordingly, amounts previously recorded as Route 66 Casinos, L.L.C. - revenues, Route 66 Casinos, L.L.C. - expenses, and minority interest - Route 66 Casinos, L.L.C. have been netted and recorded as equity in earnings of Route 66 Casinos, L.L.C.

      Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three months ended June 30, 2003.

      Credit Facility Conversion Feature and Certain Warrants. In the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million (the "Credit Facility"). A portion of the principal balance of the Credit Facility was convertible into common stock from time to time at the option of the holder. The intrinsic value of the conversion feature of the Credit Facility normally is characterized as a beneficial conversion feature. The Company determined the value of the beneficial conversion feature of cumulative drawdowns under the Credit Facility to be an aggregate of $1.4 million and was recorded as an adjustment to additional paid in capital. Principal of the Credit Facility was drawn down beginning in the fiscal year ended March 31, 1999 and continuing through the fiscal year ended March 31, 2002. Accordingly, the Company discounted the balance of the Credit Facility as of the date of each drawdown and are amortizing the beneficial conversion feature associated with each drawdown from the date of each drawdown to the maturity date of the Credit Facility.

      In the fiscal years ended March 31, 2000, March 31, 2001 and March 31, 2002 multiple warrants were issued to a financial advisor instrumental in securing the Credit Facility (collectively, the "Warrants"). Each Warrant was immediately vested and exercisable upon issuance. The Company ascribed an estimated fair value of the Warrants in the aggregate amount of $1.7 million and was recorded as an adjustment to additional paid in capital. Accordingly, the Company capitalized deferred loan issue costs as of the date of issuance of each Warrant and such costs are being amortized from the date of each issuance to the maturity date of the Credit Facility.

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

      Accordingly, the accompanying consolidated statements of operations and cash flows for quarters ended June 30, 2003 and the consolidated balance sheet as of June 30, 2003 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses. For the three months ended June 30, 2003, interest expense increased by $43,308 due to the amortization of the debt discount and deferred loan costs expense increased by $69,569 due to the amortization of deferred loan issue costs. Additionally for the three months ended June 30, 2003, the federal income tax provision decreased by $23,654 related to the tax effect of the amortization of deferred loan issue costs.

      Certain Options and Warrants. In the fiscal years ending March 31, 2000, March 31, 2001 and March 31, 2002, certain options and warrants were issued to other advisors and consultants (collectively, the "Options"). The Options were immediately vested and exercisable. The Company ascribed a fair value for the Options in the aggregate amount of $910,000 and was recorded as an adjustment to additional paid in capital. Costs related to these Options were expensed in the period granted.

      Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during the three months ended June 30, 2003 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of June 30, 2003 by $1.4 million.

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

      Revenue Recognition of Income

      We record credit enhancement fee income on the accrual basis as earned. The dates on which credit enhancement fee income is actually collected is on the 15th day of each following month. It is also dependent upon the cash flow from River Rock Casino's operation. As of June 30, 2003, there was no delinquency in credit enhancement fee income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of June 30, 2003, there was no delinquency in royalty income.

      A substantial portion of our revenues for the quarter consisted of interest income. We recognize revenues from interest income as such interest accrues on outstanding note receivables. The dates on which interest income is actually collected is dependent upon the terms of the particular debt agreement, and may not correspond to the date such interest income is recorded. During the quarter ended June 30, 2003, our largest debtor was the Dry Creek Casino, L.L.C., which borrowed the funds to loan to the River Rock Casino. The interest income on such loans will be repaid to us as debt repayments are made by the Dry Creek Rnacheira Band of Pomo Indians to the Dry Creek Casino, L.L.C., as the terms of our loan to the Dry Creek Casino, L.L.C. mirror its loans to the tribe. As such, the ability of the tribe to repay the Dry Creek Casino, L.L.C. will directly effect our ability to receive the interest income when due. Also, credit enhancement fee income from River Rock Casino is currently being accrued, and we anticipate that we will receive the payments by the end of the calendar year.

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

General

      We are primarily a developer of gaming properties. We reported net income of $1.7 million for the quarter ended June 30, 2003 compared to net income of $1.2 million for the quarter ended June 30, 2002.

      Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the quarter ended June 30, 2003, our allocable income from IC-BH through July 27, 2003, IC-BH's quarter end, totaled $2.8 million, compared to $2.6 million for the same period in fiscal 2002. During the quarter, we received a cash distribution of $404,000 from IC-BH and our basis in the project through July 27, 2003 is $11.3 million.

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

      We own a majority interest in Dry Creek Casino, L.L.C. ("Dry Creek") of 69%. For financial reporting purposes, the assets, liabilities, and earnings of Dry Creek are included in our consolidated financial statements. The interests of the other members of Dry Creek have been recorded as minority interest totaling $ 489,000 at June 30, 2003.

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

Results of Operations

      Comparison of the quarter ended June 30, 2003 and 2002

      REVENUES. Revenues increased 278%, or $1.2 million, to $1.6 million for the quarter ended June 30, 2003 compared to $1.2 million for the quarter ended June 30, 2002. Our revenue primarily consists of the following income streams:

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

      Other Revenues

            INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 250%, or $934,000, to $1.3 million for the quarter ended June 30, 2003 compared to $374,000 for the quarter ended June 30, 2002. The majority of the increase is attributable to the $25.4 million increase in the loans made in connection with the River Rock Casino project over the comparable Quarter of the prior year. Commencing in May 2003, we began receiving interest payments on our River Rock Casino loans, and expect to receive principal on such loan in fiscal 2004. As such, we expect interest income in the future to decrease in connection with this project. In addition, if the Dry Creek Rancheria Band of Pomo Indians refinances the loans it has received for the River Rock Casino project, we may be repaid all or part of our outstanding loans, which will significantly reduce our interest income in future periods.

            ROYALTY INCOME. Royalty income increased 29% to $14,000 for the quarter ended June 03, 2003 compared to $11,000 for the quarter ended June 30, 2002. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we would receive $58,000 for fiscal 2004. However, our agreement with Romarco is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

            EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 11% to $2.8 million for the quarter ended June 30, 2003 compared to $ 2.6 million in the quarter ended June 30, 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH as the result of increased gaming revenue.

            EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 Casinos, L.L.C. increased 178% to $26,000 for the quarter ended June 30, 2003 compared to $9,000 in the quarter ended June 30, 2002. As discussed in Part II, Item 1, we are in litigation and arbitration with our co-member on this project, and as such, we have estimated these amounts.

            TOTAL EXPENSES. Total expenses increased 107%, or $1.0 million to $1.9 million for the quarter ended June 30, 2003, compared to $931,000 in the quarter ended June 30, 2002. The increase is due primarily to an increase in general and administrative expenses, interest expense, other expense, salaries, and legal and professional fees as discussed below:

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 30%, or $37,000, to $160,000 for the quarter ended June 30, 2003, compared to $123,000 in the quarter ended June 30, 2002. The increase is primarily attributable to an increase in general office expenditures such as office supplies and travel costs.

            INTEREST EXPENSE. Interest expense increased 213%, or $692,000, to $1.0 million for the quarter ended June 30, 2003, compared to $325,000 in the quarter ended June 30, 2002 due to additional borrowings from our credit facility during the fiscal year ended March 31, 2003. We expect interest expense to decrease in the future, as we repay our $23 million credit facility from proceeds received from loans made in connection with the River Rock Casino project are repaid, we expect interest expense to decrease.

            SALARIES. Salaries increased 25%, or $54,000, to $274,000 for the quarter ended June 30, 2003, compared to $219,000 in the quarter ended June 30, 2002 due to a higher average number of employees.

            LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 572%, or $267,000, to $314,000 for the quarter ended June 30, 2003, compared to $47,000 in the quarter ended June 30, 2002 due to an increase in legal fees related to allegations as discussed in Part II, Item 1.

            AMORTIZATION OF DEFERRED LOAN ISSUE COSTS. Amortization of deferred loan issue costs increased 7%, or $9,000, to $143,000 for the quarter ended June 30, 2003, compared to $134,000 in the quarter ended June 30, 2002.

            NET INCOME. Net income increased 34% or $425,000 to $1.7 million for the quarter ended June 30, 2003 as compared to net income of $1.2 million in the quarter ended June 30, 2002. This increase is primarily the result of increases in revenues, equity in earnings of IC-BH and the credit enhancement fee from River Rock Casino.

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

      FINANCING ACTIVITIES. Net cash provided by financing activities during the quarter ended June 30, 2003, amounted to $41,000, a decrease of $3.4 million, over $3.5 million of net cash provided by financing activities in the quarter ended June 30, 2002. The decrease was primarily due to the absence of borrowing during the quarter ended June 30, 2003. During the quarter ended June 30, 2003, we repaid $5,000 of our outstanding debt and we paid $130,000 for deferred loan issue costs. During the quarter ended June 30, 2003, we issued 44,000 shares of common stock upon the exercise of common stock options receiving aggregate proceeds of $100,000.

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

      As of June 30, 2003, we had cash available of $2.7 million, and total scheduled loan repayments of $4.7 million from Dry Creek Casino, L.L.C. and affiliate companies for the next twelve months. Our current liabilities include $3.1 million of the current portion of long-term debt, which relates to repayments on our $23 million credit facility for the next twelve months. We have primarily utilized these funds to make loans to the Dry Creek Casino, L.L.C. The repayments due on the $23 million credit facility essentially mirror the terms of our loan to the Dry Creek Casino, L.L.C. As we receive repayments on our loans to the Dry Creek Casino, L.L.C., we intend to utilize these funds to pay the current portion of the long-term debt due during the next twelve months. As such, assuming Dry Creek Casino, L.L.C makes all required payments to us, we will not be required to raise any funds to repay the preponderance of the current portion of our long-term debt due during the next twelve months.

      During the next twelve months, we expect to receive: (a) cash distributions from IC-BH of approximately $4 million based on our current estimates, (b) repayment of advances made to the Dry Creek Casino, L.L.C. for the River Rock Casino project, and (c) loan repayments of $1.2 million from affiliate companies. In addition, starting in June 2003, the Dry Creek Casino, L.L.C. began earning its credit enhancement fee from River Rock Casino, and we anticipate receiving payments by the end of the calendar year. As we have drawn down the maximum amounts available under our current credit facilities, we will be depending primarily on the monies received from IC-BH, the credit enhancement fee to be paid to the Dry Creek Casino, L.L.C., and loan repayments of $1.2 million from affiliate companies to fund our operations for the next twelve months.

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

       Exhibit 31.1(*)Chief Executive Officer Certification Pursuant to
                      Section 13a-14 of the Securities Exchange Act.

       Exhibit 31.2(*)Chief Financial Officer Certification Pursuant to
                      Section 13a-14 of the Securities Exchange Act.

       Exhibit 32.1(*)Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                      2002.

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

Nevada Gold & Casinos, Inc.

By: /s/ Christopher Domijan
    -------------------------------------------
Christopher Domijan, Chief Financial Officer

Date: August 5, 2004

                                INDEX OF EXHIBITS

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

Exhibit 3.1 Amended and Restated Articles of Incorporation of Nevada Gold &
            Casinos, Inc. (filed previously as Exhibit 3.4 to the company's Form 10-QSB, filed November 15, 1999)

Exhibit 3.2 Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company's From 10-QSB, Filed August 14,2002)

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