Form 10-Q/A
period 2003-09-30
NEVADA GOLD & CASINOS INC
filed 2004-08-09
CIK 277058

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

 For the transition period from ____________________ to ________________________


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

         The number of common shares outstanding was 11,907,152 as of November 7, 2003.

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of this Quarterly Report on Form 10Q/A for the three and six months ended September 30, 2003 and September 30, 2002 as set forth in the attached pages and described in more detail in Note 2 to the consolidated financial statements.


                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS.............................................................3
                  CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 (RESTATED) AND
                    AND MARCH 31, 2003..........................................................................3
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                    MONTHS ENDED SEPTEMBER 30, 2003 (RESTATED) AND 2002 ........................................4
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
                    MONTHS ENDED SEPTEMBER 30, 2003 (RESTATED) AND 2002 ........................................5
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                    MONTHS ENDED SEPTEMBER 30, 2003 (RESTATED) AND 2002 ........................................6
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................7
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................20
ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................27
ITEM 4.           CONTROLS AND PROCEDURES......................................................................28


                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS............................................................................29
ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................29
ITEM 3.           DEFAULTS UPON SENIOR SECURITIES..............................................................29
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................29
ITEM 5.           OTHER INFORMATION............................................................................29
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.............................................................29

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,         March 31,
                                                                                              2003               2003
                                                                                         -------------       ------------
                                                                                          (Restated)          (Audited)
                                                                                          (Unaudited)
                                                           ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                $  1,908,945       $  3,968,146
Notes receivable                                                                            5,964,540                 --
Accounts receivable                                                                         2,261,898            187,882
Other receivable                                                                              669,971              2,125
                                                                                         ------------       ------------
    TOTAL CURRENT ASSETS                                                                   10,805,354          4,158,153
                                                                                         ------------       ------------
Joint ventures in equity investees:
  Isle of Capri-Black Hawk, L.L.C.                                                         12,977,042          8,633,782
  Route 66 Casinos, L.L.C.                                                                  1,014,141            789,473
  Restaurant Connections International, Inc.                                                       --                 --
  Sunrise Land and Minerals Corporation, land development                                     371,750            371,750
Investment in development projects:
  Gold Mountain Development, L.L.C., land development                                       3,203,728          3,065,281
  Dry Creek Casino, L.L.C., credit enhancement fee                                            808,510            659,897
  Goldfield Resources, Inc., mining interest                                                  480,812            480,812
Note receivable from Dry Creek Rancheria, net of current portion                           27,794,144         28,334,437
Note receivable from affiliates, net of current portion                                     4,401,515          6,150,552
Note receivable - other                                                                            --          3,339,060
Deferred loan issue costs, net                                                              1,155,801          1,544,433
Other assets                                                                                  630,034            236,416
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $112,526 and $130,653 at September 30 and March 31, 2003, respectively                        37,003             43,399
                                                                                         ------------       ------------
TOTAL ASSETS                                                                             $ 63,679,834       $ 57,807,445
                                                                                         ============       ============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                                 $  1,227,863       $    882,388
Accrued interest payable                                                                           --            314,829
Deferred income tax liability                                                               2,088,906            388,113
Current portion of long term debt                                                           5,457,295          1,932,072
                                                                                         ------------       ------------
    TOTAL CURRENT LIABILITIES                                                               8,774,064          3,517,402
                                                                                         ------------       ------------
LONG TERM LIABILITIES
Deferred income                                                                             1,039,867          1,014,729
Notes payable, net of current portion and discount                                         30,159,123         34,207,276
                                                                                         ------------       ------------
    TOTAL LONG TERM LIABILITIES                                                            31,198,990         35,222,005
                                                                                         ------------       ------------
TOTAL LIABILITIES                                                                          39,973,054         38,739,407
                                                                                         ------------       ------------

MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                                  704,374            360,450

COMMITMENTS AND CONTINGENCIES                                                                      --                 --
                                                                                         ------------       ------------

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 11,312,985 and
  11,149,772 shares issued and outstanding at September 30 and March 31, 2003,
  respectively                                                                              1,357,558          1,337,973
Additional paid in capital                                                                 15,412,127         15,201,794
Retained earnings                                                                           6,595,183          2,737,399
Accumulated other comprehensive loss                                                         (362,462)          (569,578)
                                                                                         ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                                                             23,002,406         18,707,588
                                                                                         ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 63,679,834       $ 57,807,445
                                                                                         ============       ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                             September 30,
                                                                   -------------------------------
                                                                       2003               2002
                                                                   ------------       ------------
                                                                    (Restated)
REVENUES
Gaming Assets Participations:
   Dry Creek Casino, L.L.C.                                        $  1,408,750       $         --
Other income:
   Royalty income                                                        15,134             12,500
   Lease income                                                              --              1,400
   Gain on land sale                                                         --            561,649
   Interest income                                                    1,245,651            620,885
   Miscellaneous income                                                  19,330              7,005
                                                                   ------------       ------------
    TOTAL REVENUES                                                    2,688,865          1,203,439
                                                                   ------------       ------------
EXPENSES
General and administrative                                              211,621            117,003
Interest expense                                                      1,044,487            581,720
Salaries                                                                286,551            219,985
Legal and professional fees                                             528,291            156,135
Amortization of deferred loan issue cost                               (149,663)           145,443
Write-off of capitalized development cost                                23,403            178,437
Other                                                                    46,678             45,520
                                                                   ------------       ------------
    TOTAL EXPENSES                                                    1,991,368          1,444,243
                                                                   ------------       ------------
EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                        2,657,101          2,351,897
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C.                          192,300             25,974
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                           (215,632)           (21,874)
                                                                   ------------       ------------
Income before federal income tax provision                            3,331,266          2,115,193
Federal income tax provision - deferred                              (1,147,355)          (319,092)
                                                                   ------------       ------------

NET INCOME                                                         $  2,183,911       $  1,796,101
                                                                   ============       ============
PER SHARE INFORMATION
Net income per common share - basic                                $       0.19       $       0.16
                                                                   ============       ============

Net income per common share - diluted                              $       0.15       $       0.12
                                                                   ============       ============
Basic weighted average number of
   common shares outstanding                                         11,251,185         10,898,558
                                                                   ============       ============
Fully diluted weighted average number of
   common shares outstanding                                         15,628,252         15,505,943
                                                                   ============       ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                                  September 30,
                                                                        --------------------------------
                                                                            2003                2002
                                                                        ------------        ------------
                                                                         (Restated)
REVENUES
Gaming Assets Participations:
   Dry Creek Casino, L.L.C.                                             $  1,709,208        $         --
Other income:
   Royalty income                                                             28,634              23,000
   Lease income                                                                   --               3,500
   Gain on land sale                                                              --             589,916
   Interest income                                                         2,553,300             994,803
   Miscellaneous income                                                       34,975              25,552
                                                                        ------------        ------------

    TOTAL REVENUES                                                         4,326,117           1,636,771
                                                                        ------------        ------------
EXPENSES
General and administrative                                                   371,426             239,610
Interest expense                                                           2,061,906             907,067
Salaries                                                                     560,155             439,444
Legal and professional fees                                                  842,317             202,872
Amortization of deferred loan issue cost                                      (7,040)            279,182
Write-off of capitalized development cost                                     23,403             238,437
Other                                                                         68,886              68,387
                                                                        ------------        ------------

    TOTAL EXPENSES                                                         3,921,053           2,374,999
                                                                        ------------        ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK                             5,490,448           4,910,277
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C.                               218,274              35,326
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                (268,924)            (54,373)
                                                                        ------------        ------------

Income before federal income tax provision                                 5,844,862           4,153,002

Federal income tax provision - deferred                                   (1,987,078)         (1,108,096)
                                                                        ------------        ------------

NET INCOME                                                              $  3,857,784        $  3,044,906
                                                                        ============        ============
PER SHARE INFORMATION
Net income per common share - basic                                     $       0.34        $       0.28
                                                                        ============        ============

Net income per common share - diluted                                   $       0.26        $       0.21
                                                                        ============        ============
Basic weighted average number of
   common shares outstanding                                              11,211,676          10,838,954
                                                                        ============        ============
Fully diluted weighted average number of
   common shares outstanding                                              15,465,796          15,615,729
                                                                        ============        ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six Months Ended
                                                                                        September 30,
                                                                              ---------------------------------
                                                                                  2003                 2002
                                                                              ------------         ------------
                                                                               (Restated)
CASH FLOWS - OPERATING ACTIVITIES:
Net income                                                                    $  3,857,784         $  3,044,906
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation                                                                      11,581               15,853
  Consultant option expenses                                                        77,500                   --
  Warrants issued and amortization of beneficial conversion,
      And of costs associated with notes payable                                    79,576              406,598
  Amortization of capitalized development cost                                      57,751                   --
  Amortization of deferred income                                                 (143,960)             (30,409)
  Gain on sales of land                                                                 --             (589,916)
  Write-off of capitalized development cost                                         23,403              238,437
  Equity in earnings of Isle of Capri-Black Hawk                                (5,490,448)          (4,910,277)
  Cash distribution from Isle of Capri-Black Hawk                                1,461,000            3,183,000
  Equity in earnings of Route 66 Casinos, L.L.C.                                  (218,274)             (35,326)
  Deferred income tax expense                                                    1,987,078            1,108,096
  Minority interest - Dry Creek Casino, L.L.C.                                     268,924               54,373
Changes in operating assets and liabilities:
    Receivables and other assets                                                (2,737,123)            (864,077)
    Accounts payable and accrued liabilities                                        38,989              222,655
                                                                              ------------         ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (726,219)           1,843,913
                                                                              ------------         ------------
CASH FLOWS - INVESTING ACTIVITIES:
Net Proceeds from the sales of land                                                     --            3,611,200
Purchases of real estate and assets held for development                          (769,776)            (813,978)
Purchase of furniture, fixtures and equipment                                       (5,185)             (10,181)
Advances on note receivable from Dry Creek Rancheria                            (4,089,855)         (14,012,074)
Advances on note receivable - other                                                     --              (32,129)
Collections of note receivable - other                                           3,339,060                   --
Advances on note receivable - affiliates                                           (50,963)          (3,413,927)
Collections of note receivable - affiliates                                        600,000            4,144,259
                                                                              ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                             (976,719)         (10,526,830)
                                                                              ------------         ------------
CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from debt                                                                      --           11,168,497
Deferred loan issue costs                                                         (129,587)            (394,913)
Purchase and retirement of common stock                                                 --             (402,820)
Dry Creek Casino, L.L.C. capital contribution                                       75,000                5,250
Common stock issued for cash                                                       307,870              329,120
Payments on debt                                                                  (609,546)             (10,320)
                                                                              ------------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (356,263)          10,694,814

Net increase (decrease) in cash                                                 (2,059,201)           2,011,897
Beginning cash balance                                                           3,968,146            1,021,913
                                                                              ------------         ------------
Ending cash balance                                                           $  1,908,945         $  3,033,810
                                                                              ============         ============
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                                        $  2,428,198         $    813,732
                                                                              ------------         ------------

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

         Dry Creek Casino, L.L.C.

         Dry Creek Casino, L.L.C. of which we own 69%, was formed to assist the Dry Creek Rancheria Band of Pomo Indians with the development and financing of its River Rock Casino located approximately 75 miles north of the San Francisco Bay area, in Sonoma County, California. The casino features 1,600 slot machines, 16 table games, and two restaurants. As of September 30, 2003, we had loaned $31.1 million to Dry Creek Casino, L.L.C, which loaned such funds to the River Rock Casino project, and we guaranteed equipment financing and operating leases of approximately $13.3 million. Under the development and loan agreement, Dry Creek Casino, L.L.C. began earning 20% of River Rock Casino's earnings before taxes, depreciation, and amortization for five years, starting June 1, 2003 and ending on May 31, 2008. (See Note 10, Subsequent Events).

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements included herein have been prepared by us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the option of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessary indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that all disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

         Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three and six months ended September 30, 2003.

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

         Accordingly, the accompanying consolidated statements of operations and cash flows for the three and six months ended September 30, 2003 and the consolidated balance sheet as of September 30, 2003 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses.

         For the three and six months ended September 30, 2003, interest expense increased by $43,308 and $86,616, respectively, due to the amortization of the debt discount. For the same periods, deferred loan cost expense decreased by $225,558 and $155,989, respectively. The decrease is due to the amortization of deferred loan costs expense of $43,999 and $113,568 for the three and six months ended September 30, 2003 offset by the reversal of $269,557 of deferred loan cost expense recorded during the three month period ended September 30, 2003 related to warrants forfeited during that period. For the three and six months periods ended September 30, 2003, the federal income tax provision increased by $76,689 and $53,035, respectively, related to the tax effect of the amortization of deferred loan issue costs.

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

         Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during the three and six months ended September 30, 2003 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of September 30, 2003 by $1.7 million.

         The impact of the restatement is summarized as follows:

                                                            THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                            SEPTEMBER 30, 2003                              SEPTEMBER 30,
                                                    --------------------------------             --------------------------------
                                                        2003                  2003                   2003                  2003
                                                    ------------          ----------             ------------          ----------
                                                   (AS REPORTED)           (RESTATED)            (AS REPORTED)          (RESTATED)
STATEMENT OF OPERATIONS

Route 66 Casinos, L.L.C. -
  Revenues                                          $    971,645          $         --           $  1,117,162          $         --
Interest expense                                       1,001,179             1,044,487              1,975,290             2,061,906
Amortization of deferred
  loan issue costs                                        75,895              (149,663)               148,949                (7,040)
Route 66 Casinos, L.L.C. -
  expenses                                               594,586                    --                689,172                    --
Total expenses                                         2,768,204             1,991,368              4,679,599             3,921,053
Equity in Earnings of Route 66
  Casinos, L.L.C.                                             --               192,300                     --               218,274
Minority interests - Route 66
  Casinos, L.L.C.                                        184,759                    --                209,715                    --
Federal income tax provision                           1,070,666             1,147,355              1,934,043             1,987,078
Net income                                             2,078,350             2,183,911              3,841,446             3,857,784

Net income per common
  share - basic                                     $       0.18          $       0.19           $       0.34          $       0.34

Net income per common
  share - diluted                                   $       0.16          $       0.15           $       0.29          $       0.26

Basic weighed average
  Number of common shares
  outstanding                                         11,251,185            11,251,185             11,211,676            11,211,676

Diluted weighed average
  Number of common shares
  outstanding                                         13,363,005            15,628,252             13,251,925            15,465,796

                                                                    SEPTEMBER 30,
                                                          ---------------------------------
                                                             2003                  2003
                                                          -----------           -----------
                                                         (as reported)          (restated)
BALANCE SHEET

Deferred loan issue costs                                 $   818,664           $ 1,155,801
Investment in Route 66 Casinos,
  L.L.C.                                                    1,296,592             1,014,141
Total assets                                               64,224,462            63,679,834
Deferred tax liability                                      4,425,164             2,088,906
Note payable, net of current
  portion and discount                                     30,548,896            30,159,123
Minority Interest - Route 66
  Casinos, L.L.C.                                             881,567                    --
Additional paid in capital                                 10,190,951            15,412,127
Retained earnings                                           8,953,691             6,595,183
Total stockholders' equity                                 19,939,238            23,002,406
Total liabilities and
  stockholders' equity                                     64,224,462            63,679,834

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

         EQUITY METHOD OF ACCOUNTING - Our investments in IC-BH, RCI, Route 66 Casinos, L.L.C. and Sunrise Land and Mineral Corporation are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the operating activities of the joint venture are currently controlled by the minority venturer. We record our equity in the income or losses of our investees using the same reporting periods presented herein, except we report our equity in income and losses three months in arrears for RCI and one month in advance for IC-BH, based upon their respective fiscal year ends. Sunrise holds approximately 240 acres of land in California and has no operating activities, thus there has been no equity in earnings or losses recorded during the three and six month periods ended September 30, 2003 and 2002. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

         IMPAIRMENT OF EQUITY INVESTEES - The Company reviews its investments in equity investees for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or is otherwise committed to provide further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as reoccurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of September 30, 2003 management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three and six months ended September 30, 2003 and 2002.

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

         DEFERRED LOAN COSTS - Deferred loan costs are comprised of direct costs of securing financing by the Company. These costs are amortized to expense on a straight line basis over the underlying life of the debt instrument. At September 30, 2003, deferred loan costs were $1.2 million, net of accumulated amortization of $1.3 million.

         REVENUE RECOGNITION - We record credit enhancement fee income on the accrual basis as earned. The dates on which credit enhancement fee income is actually collected is on the 15th day of each following month. It is also dependent upon the cash flow from River Rock Casino's operation. As of September 30, 2003, there was no delinquency in credit enhancement fee income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of September 30, 2003, there was no delinquency in royalty income.

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

         STOCK-BASED COMPENSATION - We have adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation", as amended by FASB No. 148, "Accounting for Stock Based Compensation - Transition Disclosures - An Amendment to FASB No. 123". Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We elected to continue following APB No. 25 and when required to provide the pro forma provisions of SFAS No. 123.

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

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets". If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. As of September 30, 2003, management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three and six months ended September 30, 2003 and 2002.

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

Comprehensive income consisted of the following:

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                 2003              2002
                                                              -----------       -----------
Net income                                                    $ 2,183,911       $ 1,796,101
Change in fair value of interest rate swaps                        76,523           (80,881)
                                                              -----------       -----------

Comprehensive income                                          $ 2,260,434       $ 1,715,220
                                                              ===========       ===========

                                                                    SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                 2003              2002
                                                              -----------       -----------
Net income                                                    $ 3,857,784       $ 3,044,906
Change in fair value of interest rate swaps                       207,116          (380,941)
                                                              -----------       -----------

Comprehensive income                                          $ 4,064,900       $ 2,663,965
                                                              ===========       ===========

         The accumulated comprehensive loss reflected on the balance sheet at September 30, 2003 and March 31, 2003 consisted solely of the adjustments to interest rate swaps, net of tax.

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

         Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through October 26, 2003 (IC-BH's quarter end) totaled $2,657,101 which has been included in our statement of operations for the six months ended September 30, 2003. During our quarter ended September 30, 2003, we received cash distributions of $1,057,000 from IC-BH and our basis in the project through October 26, 2003 is $12,977,042.

The following is a summary of condensed financial information pertaining to IC-BH as of October 26, 2003 and for the six months then ended October 26, 2003:


                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                            BALANCE SHEET (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      October 26,
                                                                          2003
                                                                      -----------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  19,493
   Short-term investments                                                 16,997
   Accounts receivable - other                                             1,105
   Accounts receivable - related parties                                       9
   Deferred income taxes                                                     414
   Inventories                                                               657
   Prepaid expenses                                                        2,032
                                                                       ---------
          TOTAL CURRENT ASSETS                                            40,707

Property and equipment, net                                              155,679
Deferred financing costs, net of accumulated amortization                  3,026
Restricted cash                                                               35
Goodwill and other intangible assets                                      35,479
Prepaid deposits and other                                                   420
                                                                       ---------
          TOTAL ASSETS                                                 $ 235,346
                                                                       =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                $  11,924
   Accounts payable - trade                                                2,806
   Accounts payable - related parties                                      1,993
   Accrued liabilities:
      Interest                                                             1,245
      Payroll and related expenses                                         5,995
      Property, gaming and other taxes                                     8,368
      Income taxes                                                           933
      Progressive jackpot and slot club awards                             3,991
      Other                                                                1,045
                                                                       ---------
          TOTAL CURRENT LIABILITIES                                       38,300

Long-term debt, less current maturities                                  154,140
Other liabilities                                                          1,277
Deferred income taxes                                                        328
                                                                       ---------
              TOTAL LONG-TERM LIABILITIES                                155,745
                                                                       ---------
              TOTAL LIABILITIES                                          194,045

Members' equity:
   Members' equity                                                        42,578
   Accumulated other comprehensive loss                                   (1,277)
                                                                       ---------
              TOTAL MEMBERS' EQUITY                                       41,301
                                                                       ---------
              TOTAL LIABILITIES AND MEMBERS' EQUITY                    $ 235,346
                                                                       =========

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                          INCOME STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        Six Months Ended
                                                             ---------------------------------------
                                                             October 26, 2003       October 27, 2002
Gross revenues                                                   $ 105,029             $  64,101

Total operating expenses                                            81,657                47,396
                                                                 ---------             ---------

Operating income                                                    23,372                16,705

Interest expense, net                                               (5,683)               (2,865)

Depreciation and amortization                                       (4,285)               (2,421)
                                                                 ---------             ---------

Income before income taxes                                          13,404                11,419

Income tax provision (equitable to two subsidiaries)                  (636)                   --
                                                                 ---------             ---------

Net income                                                       $  12,768             $  11,419
                                                                 =========             =========

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

NOTE 4.  NOTES RECEIVABLE

         NOTES RECEIVABLE - DRY CREEK RANCHERIA - At September 30, 2003, Dry Creek Casino, L.L.C. had loans to the Dry Creek Rancheria Band of Pomo Indians totaling $32.6 million for the development and financing of its River Rock Casino project. The loans consist of a $23 million term loan and a $9.6 million construction advance loan. The $23 million loan bears interest at 12% per annum with interest only due through August 2003 and will then be amortized over a four year period. The $9.6 million construction advance loan bears interest at 12% per annum. (See Note 10, Subsequent Events)

         NOTES RECEIVABLE - AFFILIATES - Clay County Holdings ("CCH") is our largest shareholder, beneficially owning 21% of our total outstanding common stock. The President of CCH is a son-in-law of our CEO. We currently have the option to acquire common stock of Service Interactive ("SI"). At September 30, 2003, CCH owed us $2.8 million which amount bears interest at 12% per annum, and is payable by maker in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At September 30, 2003 SI owed us $2.8 million which amount bears interest at 12% per annum, and is payable by maker in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both notes are collateralized by a lien on our shares owned by CCH having $14.6 million of market equity value as of September 30, 2003. The outstanding balances of notes receivable from CCH and SI were reduced by $150,000 and $150,000, respectively, during the quarter ended September 30, 2003.

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

         Because the credit facility can be converted into the Company's common stock at the lower of an exchange rate of $3.00 per share or 85% of the closing market price of the Company's common stock at conversion, there existed a beneficial conversion to holder of the credit facility when the credit facility was originally executed. Accordingly, a beneficial conversion amount totaling $1,392,157 was been recorded as a debt discount. During the quarters ended September 30, 2003 and 2002, amortization of the debt discount was $43,308, and $63,708, respectively. During the six months ended September 30, 2003 and 2002, amortization of the debt discount was $86,616, and $127,416, respectively. The total of the unamortized debt discount at September 30, 2003 and March 31, 2003 was $389,773 and $476,388, respectively.

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

NOTE 6.  FEDERAL INCOME TAXES

         We have recorded a net deferred tax liability in connection with tax credit and net operating loss carry forwards, compensation expense in connection with stock options, and for allocated earnings of our equity investments not currently taxable for federal income tax purposes.

NOTE 7.  EQUITY

         During the six months ended September 30, 2003, we granted options to purchase 260,000 shares of our common stock for director, employee, and third party consultants as compensation for services. We have recorded $77,500 as consultant expenses related to options granted to a consultant based on the estimated fair value of the options on the date of grant. Had compensation costs for all options issued been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                                         Three Months Ended                  Six Months Ended
                                                                            September 30,                      September 30,
                                                                  -------------------------------    -------------------------------
                                                                      2003              2002             2003              2002
                                                                  -------------     -------------    -------------     -------------
Net income - as reported                                          $   2,183,911     $   1,796,101    $   3,857,784     $   3,044,906
Less: total stock-based employee compensation
  expense determined under fair value based
  method for all awards granted to employees,
  net of related tax effect                                            (555,311)               --         (555,311)               --
                                                                  -------------     -------------    -------------     -------------
Net income - pro forma                                            $   1,628,600     $   1,796,101    $   3,302,473     $   3,044,906
                                                                  -------------     -------------    -------------     -------------

Net income per share - as reported

  Basic                                                           $        0.19     $        0.16    $        0.34     $        0.28
  Diluted                                                         $        0.15     $        0.12    $        0.26     $        0.21

Net income per share - pro forma

  Basic                                                           $        0.14     $        0.16    $        0.29     $        0.28
  Diluted                                                         $        0.11     $        0.12    $        0.23     $        0.21

         The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                   --------------------------------------------------
                                                      Income             Shares             Per-Share
                                                   (Numerator)         (Denominator)          Amount
                                                   -----------         -------------        ---------
BASIC EPS
Income available to common stockholders            $2,183,911           11,251,185           $0.19
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                          --            2,557,421           (0.03)
Convertible debt                                       97,311            1,819,646           (0.01)
                                                   ----------           ----------           -----
FULLY DILUTED EPS
Income available to common stockholders            $2,281,222           15,628,252           $0.15
                                                   ==========           ==========           =====

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                   --------------------------------------------------
                                                      Income             Shares             Per-Share
                                                   (Numerator)         (Denominator)          Amount
                                                   -----------         -------------        ---------

BASIC EPS
Income available to common stockholders            $1,796,101           10,898,558           $0.16
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                          --            2,314,124           (0.02)
Convertible debt                                      125,894            2,293,261           (0.02)
                                                   ----------           ----------           -----
DILUTED EPS
Income available to common stockholders            $1,921,995           15,505,943           $0.12
                                                   ==========           ==========           =====


                                                           SIX MONTHS ENDED SEPTEMBER 30, 2003
                                                   --------------------------------------------------
                                                      Income             Shares             Per-Share
                                                   (Numerator)         (Denominator)          Amount
                                                   -----------         -------------        ---------
BASIC EPS
Income available to common stockholders            $3,857,784           11,211,676           $0.34
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                          --            2,434,474           (0.06)
Convertible debt                                      195,692            1,819,646           (0.02)
                                                   ----------           ----------           -----
FULLY DILUTED EPS
Income available to common stockholders            $4,053,476           15,465,796           $0.26
                                                   ==========           ==========           =====


                                                          SIX MONTHS ENDED SEPTEMBER 30, 2002
                                                   --------------------------------------------------
                                                      Income             Shares             Per-Share
                                                   (Numerator)         (Denominator)          Amount
                                                   -----------         -------------        ---------
BASIC EPS
Income available to common stockholders            $3,044,906           10,838,954           $0.28
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                          --            2,483,514           (0.05)
Convertible debt                                      250,420            2,293,261           (0.02)
                                                   ----------           ----------           -----
DILUTED EPS
Income available to common stockholders            $3,295,326           15,615,729           $0.21
                                                   ==========           ==========           =====

         As discussed in Note 5, we have a convertible debt security the holder of which has the option to convert a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the three and six months ended September 30, 2003 and 2002 results in this convertible debt security being dilutive.

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

                                                     AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                --------------------------------------------------------------
                                                  Gaming                    Other                     Totals
                                                -----------              -----------               -----------
Revenue                                         $ 2,476,578              $   212,287               $ 2,688,865
Segment profit (loss)                             3,414,085                  (82,819)                3,331,266
Segment assets                                   50,290,244                4,686,324                54,976,568
Investment in Isle of Capri
 Black Hawk L.L.C.                               12,977,042                       --                12,977,042
Investment in Route 66
  Casinos, L.L.C.                                 1,014,141                       --                 1,014,141
Interest expense                                  1,044,487                       --                 1,044,487
Interest income                                   1,067,828                  177,823                 1,245,651
Equity in earnings of Isle of
  Capri Black Hawk, L.L.C.                        2,657,101                       --                 2,657,101
Equity in earnings of Route 66
  Casinos, L.L.C.                                   192,300                       --                   192,300

                                                     AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                --------------------------------------------------------------
                                                  Gaming                    Other                     Totals
                                                -----------              -----------               -----------
Revenue                                         $   627,889              $   575,550               $ 1,203,439
Segment profit (loss)                             1,528,177                  587,016                 2,115,193
Segment assets                                   26,042,388                3,753,720                29,796,108
Investment in Isle of Capri
 Black Hawk L.L.C.                                6,596,361                       --                 6,596,361
Investment in Route 66
  Casinos, L.L.C.                                   718,181                       --                   718,181
Interest expense                                         --                  581,720                   581,720
Interest income                                     356,868                  264,017                   620,885
Equity in earnings of Isle of
  Capri Black Hawk, L.L.C.                        2,351,897                       --                 2,351,897
Equity in earnings of Route 66
  Casinos, L.L.C.                                    25,974                       --                    25,974

                                                     AS OF AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                                --------------------------------------------------------------
                                                  Gaming                    Other                     Totals
                                                -----------              -----------               -----------
Revenue                                         $ 3,814,360              $   511,757               $ 4,326,117
Segment profit (loss)                             6,021,764                 (176,902)                5,844,862
Segment assets                                   50,290,244                4,686,324                54,976,568
Investment in Isle of Capri
 Black Hawk L.L.C.                               12,977,042                       --                12,977,042
Investment in Route 66
  Casinos, L.L.C.                                 1,014,141                       --                 1,014,141
Interest expense                                  2,061,906                       --                 2,061,906
Interest income                                   2,105,152                  448,148                 2,553,300
Equity in earnings of Isle of
  Capri Black Hawk, L.L.C.                        5,490,448                       --                 5,490,448
Equity in earnings of Route 66
  Casinos, L.L.C.                                   218,274                       --                   218,274

                                                     AS OF AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                                                --------------------------------------------------------------
                                                  Gaming                    Other                     Totals
                                                -----------              -----------               -----------
Revenue                                         $ 1,020,354              $   616,417               $ 1,636,771
Segment profit (loss)                             3,863,781                  289,221                 4,153,002
Segment assets                                   26,042,388                3,753,720                29,796,108
Investment in Isle of Capri
 Black Hawk L.L.C.                                6,596,361                       --                 6,596,361
Investment in Route 66
  Casinos, L.L.C.                                   718,181                       --                   718,181
Interest expense                                         --                  907,067                   907,067
Interest income                                     507,214                  487,589                   994,803
Equity in earnings of Isle of
  Capri Black Hawk, L.L.C.                        4,910,277                       --                 4,910,277
Equity in earnings of Route 66
  Casinos, L.L.C.                                    35,326                       --                    35,326


Reconciliation of reportable segment assets to our consolidated totals are as follows:

                                                                            SEPTEMBER 30,
                                                                   --------------------------------
                                                                      2003               2002
                                                                   --------------     -------------
Assets
Total assets for reportable segments                               $  54,976,568      $  29,796,108
Cash not allocated to segments                                         1,908,945          3,033,810
Notes receivable not allocated to segments                             5,601,515          6,763,400
Furniture, fixtures, & equipment not allocated to segments                37,003             51,443
Other assets not allocated to segments                                 1,155,803          2,305,440
                                                                   --------------     -------------
Total assets                                                       $  63,679,834      $  41,950,201
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

to $10 million, and the Dry Creek Casino, L.L.C. reduced the $32.6 of indebtedness owed to us to $10 million, (ii) paid the accrued credit enhancement fee through October 2003 to the Dry Creek Casino, L.L.C. in the amount of $2.2 million, and (iii) paid accrued interest through November 7, 2003 to the Dry Creek Casino, L.L.C. in the amount of $1.1 million. As part of River Rock Casino's repayment of indebtedness, our guarantees with respect to River Rock Casino's indebtedness were reduced from $13.3 million to $1.2 million. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended with interest payable monthly at a rate of 9% per annum and will mature upon the earlier of (i) the completion of the River Rock Casino parking garage structures, if such loan proceeds are not needed to fund parking garage (anticipated to occur in late 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow, (anticipated to begin in 2005). An identical loan agreement will be entered into between us and the Dry Creek Casino, L.L.C. Certain of the debt proceeds were used by the River Rock Casino to settle its litigation with a prior developer which resulted in settlement of the lawsuit filed by such prior development against us and the Dry Creek Casino, L.L.C.

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

         Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three and six months ended September 30, 2003.

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

         Accordingly, the accompanying consolidated statements of operations and cash flows for the three and six months ended September 30, 2003 and the consolidated balance sheet as of September 30, 2003 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses.

         For the three and six months ended September 30, 2003, interest expense increased by $43,308 and $86,616, respectively, due to the amortization of the debt discount. For the same periods, deferred loan cost expense decreased by $225,558 and $155,989, respectively. The decrease is due to the amortization of deferred loan costs expense of $43,999 and $113,568 for the three and six months ended September 30, 2003 offset by the reversal of $269,557 of deferred loan cost expense recorded during the three month period ended September 30, 2003 related to warrants forfeited during that period. For the three and six months periods ended September 30, 2003, the federal income tax provision increased by $76,689 and $53,035, respectively, related to the tax effect of the amortization of deferred loan issue costs.

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

         Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during the three and six months ended September 30, 2003 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of September 30, 2003 by $1.7 million.

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

         Equity Method of Accounting

         Our investments in IC-BH, RCI, Route 66 Casinos, L.L.C. and Sunrise Land and Mineral Corporation are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the operating activities of the joint venture are currently controlled by the minority venturer. We record our equity in the income or losses of our investees using the same reporting periods presented herein, except we report our equity in income and losses three months in arrears for RCI and one month in advance for IC-BH, based upon their respective fiscal year ends. Sunrise holds approximately 240 acres of land in California and has no operating activities, thus there has been no equity in earnings or losses recorded during the three and six month periods ended September 30, 2003 and 2002. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

         Revenue Recognition

         We record credit enhancement fee income on the accrual basis as earned. The dates on which credit enhancement fee income is actually collected is on the 15th day of each following month. It is also dependent upon the cash flow from River Rock Casino's operation. As of September 30, 2003, there was no delinquency in credit enhancement fee income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of September 30, 2003, there was no delinquency in royalty income.

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

General

         We are primarily a developer of gaming properties. We reported net income of $2.2 million for the quarter ended September 30, 2003 compared to net income of $1.8 million for the quarter ended September 30, 2002.

         Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the quarter ended September 30, 2003, our allocable income from IC-BH through October 26, 2003, IC-BH's quarter end, totaled $2.7 million, compared to $2.4 million for the same period in fiscal 2003. During the quarter, we received a cash distribution of $1.1 million from IC-BH and our basis in the project through October 26, 2003 is $13 million.

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

         We own a majority interest in Dry Creek Casino, L.L.C. of 69%. For financial reporting purposes, the assets, liabilities, and earnings of the partnership entities are included in our consolidated financial statements. The interests of the other members of both entities have been recorded as minority interest totaling $704,000 at September 30, 2003.

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

River Rock Casino Debt Refinancing

         In November 2003, the River Rock Casino borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino (i) reduced the $32.6 of indebtedness owed to the Dry Creek Casino, L.L.C. to $10 million, and the Dry Creek Casino, L.L.C. reduced the $32.6 of indebtedness owed to us to $10 million, (ii) paid the accrued credit enhancement fee through October 2003 to the Dry Creek Casino, L.L.C. in the amount of $2.2 million, and (iii) paid accrued interest through November 7, 2003 to the Dry Creek Casino, L.L.C. in the amount of $1.1 million. As part of River Rock Casino's repayment of indebtedness, our guarantees with respect to River Rock Casino's indebtedness were reduced from $13.3 million to $1.2 million. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended with interest payable monthly at a rate of 9% per annum and will mature upon the earlier of (i) the completion of the River Rock Casino parking garage structures, if such loan proceeds are not needed to fund parking garage (anticipated to occur in late 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow, (anticipated to begin in 2005). An identical loan agreement will be entered into between us and the Dry Creek Casino, L.L.C. Certain of the debt proceeds were used by the River Rock Casino to settle its litigation with a prior developer which resulted in settlement of the lawsuit filed by such prior development against us and the Dry Creek Casino, L.L.C.

Results of Operations

         Comparison of the quarter ended September 30, 2003 and 2002

         REVENUES. Revenues increased 124%, or $1.5 million, to $2.7 million for the quarter ended September 30, 2003 compared to $1.2 million for the three months ended September 30, 2002. Our revenue primarily consists of the following income streams:

Gaming Assets Participations

                  DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino which is equal to 20% of River Rock Casino's earnings before depreciation and amortization. During the quarter ended September 30, 2003, the credit enhancement fee income was $1.4 million.

         Other Revenues

                  INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 101%, or $625,000 to $1.2 million for the quarter ended September 30, 2003 compared to $621,000 for the three months ended September 30, 2002. The majority of the increase is attributable to the $14.4 million increase in the loans made in connection with the River Rock Casino project over the comparable quarter of the prior year. In November 2003, we received $22.6 million of principal payment, and accordingly, our interest income in the future will significantly decrease in connection with this project.

                  ROYALTY INCOME. Royalty income increased 21% to $15,000 for the quarter ended September 30, 2003 compared to the $13,000 for the three months ended September 30, 2002. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we anticipate receiving $58,000 during fiscal 2004. However, our agreement with Romarco is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 13% to $2.7 million for the quarter ended September 30, 2003 compared to $ 2.4 million for the quarter ended September 30, 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH due to increased gaming revenues.

         EQUITY IN EARNINGS OF ROUTE 66 CASINOS. L.L.C. Equity in earnings of Route 66 Casinos, L.L.C. increased 640% to $192,000 for the quarter ended September 30, 2003 compared to $26,000 for the quarter ended September 30, 2002. The increase is primarily related to estimated rental revenues from gaming equipment lease with the Route 66 Casino's permanent facility which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project, and accordingly, we have estimated these amounts.

         TOTAL EXPENSES. Total expenses increased 38%, or $547,000 to $2.0 million for the quarter ended September 30, 2003, compared to $1.4 million for the quarter ended September 30, 2002. The increase is due primarily to an increase in general and administrative expenses, interest expense, salaries, legal and professional fees as discussed below:

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 81%, or $95,000, to $212,000 for the quarter ended September 30, 2003, compared to $117,000 in the quarter ended September 30, 2002. The increase is primarily attributable to $43,000 of amortization of development cost related to the River Rock Casino project and increases in amortization of loan issue cost, and general corporate administrative cost.

                  INTEREST EXPENSE. Interest expense increased 80%, or 463,000, to $1 million for the quarter ended September 30, 2003, compared to $582,000 for the quarter ended September 30, 2002 related to additional borrowings from our credit facility during the fiscal year ended March 31, 2003. In November 2003, we repaid our $23 million credit facility and accordingly, our interest expense will significantly decrease in the future.

                  SALARIES. Salaries increased 30%, or $67,000, to $287,000 for the quarter ended September 30, 2003, compared to $220,000 in the quarter ended September 30, 2002 related to increase in salaries and number of employees.

                  LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 238%, or $372,000, to $528,000 for the quarter ended June 30, 2003, compared to $156,000 in the quarter ended September 30, 2002 primarily related to increased fees related to disputes, further discussed at Part 2, Item I.

                  AMORTIZATION OF DEFERRED LOAN ISSUE COSTS. Amortization of deferred loan issue costs decreased $295,000, to $(150,000) for the quarter ended September 30, 2003, compared to $145,000 in the quarter ended September 30, 2002 primarily related to forfeited warrants during the three months ended September 30, 2003 that resulted in a reversal of amounts previously recorded as expense.

                  NET INCOME. Net income before federal income tax provision increased 57% or $1.2 million to $3.3 million for the quarter ended September 30, 2003 as compared to $2.1 million. This increase is primarily the result of increases in equity in earnings of IC-BH and gaming asset participations. Net income increased 22% or $388,000 to $2.2 million for the quarter ended September 30, 2003 as compared to net income of $1.8 million in the quarter ended September 30, 2002. This increase is primarily the result of increases equity in earnings of IC-BH, gaming asset participations, and federal income tax. The effective tax rate for the quarter ended September 30, 2003 was 34.4% compared to 15.1% for the quarter ended September 30, 2002. Such increase in the effective tax rate related to tax benefits of $421,735 from IC-BH for fiscal year ended April 25, 1999 which was recognized in the quarter ended September 30, 2002.

         Comparison of the six months ended September 30, 2003 and 2002

                  REVENUES. Revenues increased 164%, or $2.7 million, to $4.3 million for the quarter ended September 30, 2003 compared to $1.6 million for the six months ended September 30, 2002. Our revenue primarily consists of the following income streams:

         Gaming Assets Participations

                  DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before depreciation and amortization. During the six months ended September 30, 2003, the credit enhancement fee income was $1.7 million.

         Other Revenues

                  INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 157%, or $1.6, to $2.6 million for the six months ended September 30, 2003 compared to $995,000 for the six months ended September 30, 2002. The majority of the increase is attributable to the $14.4 million increase in the loans made in connection with the River Rock Casino project over the comparable six months of the prior year. In November 2003, we received $22.6 million of principal payment, and accordingly, our interest income in the future will significantly decrease in connection with this project.

                  ROYALTY INCOME. Royalty income increased 24% to 29,000 for the six months ended September 30, 2003 compared to $23,000 for the six months ended September 30, 2002. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we anticipate receiving $58,000 during fiscal 2004. However, our agreement with Romarco is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

                  EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 12% to $5.5 million for the quarter ended September 30, 2003 compared to $4.9 million for the six months ended September 30, 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH due to higher gaming revenues.

                  EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 Casinos, L.L.C. increased 518% to $218,000 million for the quarter ended September 30, 2003 compared to $35,000 for the six months ended September 30, 2002. The increase is primarily related to estimated rental revenues from gaming equipment lease with the Route 66 Casino's permanent facility which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project, and as such, we have estimated these amounts.

                  TOTAL EXPENSES. Total expenses increased 65%, or $1.5 million to $3.9 million for the six months ended September 30, 2003, compared to $2.4 million for the six months ended September 30, 2002. The increase is due primarily to an increase in general and administrative expenses, interest expense, other expense, salaries, legal, and professional fees as discussed below:

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 55%, or $132,000, to $371,000 for the six months ended September 30, 2003, compared to $240,000 for the six months ended September 30, 2002. The increase is primarily attributable to $58,000 of amortization of development cost related to the River Rock Casino project, and increases in amortization of loan issue cost and general corporate administrative cost.

                  INTEREST EXPENSE. Interest expense increased 127%, or $1.2 million, to $2.1 million for the six months ended September 30, 2003, compared to $907,000 in the six months ended September 30, 2002 related to additional borrowings from our credit facility during the fiscal year ended March 31, 2003. In November 2003, we repaid our $23 million credit facility, and accordingly, our interest expense will significantly decrease in the future.

                  SALARIES. Salaries increased 27%, or $121,000, to $560,000 for the six months ended September 30, 2003, compared to $439,000 in the six months ended September 30, 2002 related to increase in salaries and number of employees.

                  LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 315%, or $639,000, to $842,000 for the six months ended September 30, 2003, compared to $203,000 in the six months ended September 30, 2002 primarily related to increased fees related to disputes, further discussed at Part 2, Item I.

         NET INCOME. Income before federal income tax provision increased 41% or $1.7 million to $5.8 million for the six months ended September 30, 2003 as compared to $4.1 million. This increase is primarily the result of increases in equity in earnings of IC-BH and gaming asset participations. Net income increased 27% or $813,000 to $3.9 million for the six months ended September 30, 2003 as compared to net income of $3.0 million in the six months ended September 30, 2002. This increase is primarily the result of increases equity in earnings of IC-BH, gaming asset participations, and federal income tax. The effective tax rate for the quarter ended September 30, 2003 was 34% compared to 27% for the six months ended September 30, 2002. Such increase in the effective tax rate related to tax benefits of $421,735 from IC-BH for fiscal year ended April 25, 1999 which was recognized in the quarter ended September 30, 2002.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Net cash used by operating activities during the six months ended September 30, 2003 amounted to $726,000, a decrease of $2.6 million, compared to $1.8 million of net cash provided by operating activities during the six months ended September 30, 2002. The decrease is primarily related to a decrease of $1.7 million in cash distributions from IC-BH during the six months ended September 30, 2003, the result of IC-BH utilizing excess cash flow to pay down debt. We expect that this strategy will continue for the foreseeable future. Also, $1.7 million of credit enhancement fee income from River Rock Casino was accrued during the six months ended September 30, 2003. In November 2003, we received $2.2 million of credit enhancement fee income earned through October 2003 from River Rock Casino.

         INVESTING ACTIVITIES. Net cash used in investing activities during the six months ended September 30, 2003, amounted to $977,000, a decrease of $9.6 million, compared to the $10.5 million of net cash used in investing activities in the six months ended September 30, 2002. The decrease is primarily related to a decrease in loans made to the River Rock Casino project and to affiliates.

         FINANCING ACTIVITIES. Net cash used by financing activities during the six months ended September 30, 2003, amounted to $356,000, a decrease of $11.1 million, compared to $10.7 million of net cash provided by financing activities in the six months ended September 30, 2002. The decrease was primarily related to the absence of borrowing during the six months ended September 30, 2003. During the six months ended September 30, 2003, we repaid $610,000 of our outstanding debt. During the six months ended September 30, 2003, we issued 138,800 shares of common stock upon the exercise of common stock options receiving aggregate proceeds of $308,000

         In November 2003, we repaid our $23 million credit facility that was outstanding at September 30, 2003 from proceeds received from the River Rock Casino's debt financing.

         At September 30, 2003, we had drawn down on our entire $13 million long-term credit facility that bears interest at 11% per annum, payable monthly, with principal maturing during December 2005. This credit facility is secured by our interest in the IC-BH Casino. Up to 54% of the $13 million is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited in any one year period to an amount not to exceed 4.99% of our then total issued and outstanding stock. However, the lender has initiated an arbitration proceeding in which she claims that the contractual restriction limiting the conversion is unenforceable. We believe that this restriction is enforceable and intend to vigorously defend this claim. Part 2, Item 1 discusses this proceeding, as well as a related claim. As of September 30, 2003, we had cash available of $1.9 million. The repayment of our $23 million credit facility in November 2003 substantially repaid all of our current portion of long term debt, as well as a substantial portion of long term notes payable, net of current portion, at September 30, 2003. During the next twelve months, we expect to receive cash distributions from IC-BH of approximately $3 million based on our current estimates, and loan repayments of $1.2 million from affiliate companies. In addition, the Dry Creek Casino, L.L.C. will receive its credit enhancement fee from River Rock Casino, provided the casino is in compliance with its debt covenants with respect to its $200 million debt financing. We no longer have any funds available to us from any credit facilities or other external financing sources, and as such we will be depending on the monies received from IC-BH, the credit enhancement fee to be paid to the Dry Creek Casino, L.L.C., and loan repayments of $1.2 million from affiliate companies to fund our operations for the next twelve months.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In May 2002, the Company was sued in case 2002-22278, Corporate Strategies, Inc., vs. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc. seeks damages and other relief for alleged breach of a consulting agreement entered into during December 1997. Discovery is ongoing. The Company is vigorously defending the suit and has asserted counterclaims, as well as cross-claims against the individual actors within Corporate Strategies (Harold Finstad, Arthur Porcari, Stephen Porcari, and Martin R. Nathan). The Company's counter and cross-claims seek rescission and damages. The claims against and between the Company and Nathan have been referred to binding arbitration in accordance with the parties' agreement. The Company is actively pursuing its claims in arbitration.

         In September 2002, the Company asserted a claim for damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), a member with the Company in Route 66 Casinos, L.L.C. Route 66 Casinos, L.L.C. was formed to develop gaming facilities on lands of the Pueblo of Laguna, 11 miles west of Albuquerque, New Mexico. In October 2002, the Company instituted suit in Harris County, Texas District Court, case 2002-51378, Nevada Gold & Casinos, Inc. v. American Heritage, Inc. d/b/a The Gillman Group, and Frederick Gillman. Subsequently, The Gillmann Group and its principal sought a declaratory judgment and damages in the District Court of Clark County, Nevada, case A457315, American Heritage, Inc., and Fred Gillmann v. Nevada Gold & Casinos, Inc. and Route 66 Casinos, L.L.C. in the District Court, Clark County, Nevada. That litigation has been stayed, and the Texas lawsuit is expected to be resolved by trial in the first quarter of 2004.

         In January 2003, we were named as a defendant, along with several other parties, including Dry Creek Casino, L.L.C. (collectively, the "defendants"), in the Superior Court of California by Sonoma Falls Developer, L.L.C., Sonoma Falls Manager, L.L.C., and Sonoma Falls Lender, L.L.C. ("Sonoma Falls"). In November 2003, this matter was settled without the payment of any money or other consideration by either Dry Creek, L.L.C. or the Company.

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