Form 10-Q/A
period 2003-12-31
NEVADA GOLD & CASINOS INC
filed 2004-08-09
CIK 277058

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

For the transition period from____________________ to _________________________

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

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of this Quarterly Report on Form 10Q/A for the Three and Nine Months Ended December 31, 2003 and December 31, 2002 as set forth in the attached pages and described in more detail in Note 2 to the consolidated financial statements.

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                          PART I. FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
           CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 (RESTATED) AND
             MARCH 31, 2003 ......................................................................      3
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS ENDED DECEMBER 31, 2003 (RESTATED) AND 2002 ..................................      4
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE
             MONTHS ENDED DECEMBER 31, 2003 (RESTATED) AND 2002 ..................................      5
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
             MONTHS ENDED DECEMBER 31, 2003 (RESTATED) AND 2002 ..................................      6
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................      7
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................     21
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................     29
ITEM 4.    CONTROLS AND PROCEDURES................................................................     29


                                      PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS .....................................................................     30
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................     30
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES........................................................     30
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................     30
ITEM 5.    OTHER INFORMATION......................................................................     31
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.......................................................     31

   PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                          NEVADA GOLD & CASINOS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,       March 31,
                                                                                              2003             2003
                                                                                          ------------     -------------
                                                                                           (Restated)        (Audited)
                                                                                          (Unaudited)
                                                           ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                 $  2,409,181     $   3,968,146
Notes receivable                                                                             1,200,000                 -
Accounts receivable                                                                            608,252           187,882
Income tax refundable                                                                        1,500,000                 -
Other receivable                                                                                79,898             2,125
                                                                                          ------------     -------------
    TOTAL CURRENT ASSETS                                                                     5,797,331         4,158,153
                                                                                          ------------     -------------

Joint ventures in equity investees:
  Isle of Capri-Black Hawk, L.L.C                                                           14,411,761         8,633,782
  Route 66 Casinos, L.L.C., net                                                              1,385,252           789,473
  Restaurant Connections International, Inc.                                                         -                 -
  Sunrise Land and Minerals Corporation, land development                                      371,750           371,750
Investment in development projects:
  Dry Creek Casino, L.L.C., credit enhancement fee                                           1,216,580         3,065,281
  Gold Mountain Development, L.L.C., land development                                        3,272,287           659,897
  Goldfield Resources, Inc., mining interest                                                   480,812           480,812
Note receivable from Dry Creek Rancheria                                                    10,000,000        28,334,437
Note receivable from affiliates, net of current portion                                      4,115,122         6,150,552
Note receivable - other                                                                              -         3,339,060
Deferred loan issue costs, net                                                                 357,152         1,544,433
Other assets                                                                                   891,779           236,416
Furniture, fixtures, and equipment, net of accumulated depreciation of
 $165,381 and $130,653 at December 31, 2003 and March 31, 2003, respectively                    47,485            43,399
                                                                                          ------------     -------------
TOTAL  ASSETS                                                                             $ 42,347,311     $  57,807,445
                                                                                          ============     =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities                                                  $  1,081,535     $     882,388
Accrued interest payable                                                                             -           314,829
Deferred income tax liability                                                                2,574,270           388,113
Accrued states income taxes                                                                    300,000                 -
Current portion of long term debt                                                                    -         1,932,072
                                                                                          ------------     -------------
    TOTAL CURRENT LIABILITIES                                                                3,955,805         3,517,402
                                                                                          ------------     -------------
LONG TERM LIABILITIES

Deferred income                                                                                208,333         1,014,729
Notes payable, net of current portion and discount                                          10,985,958        34,207,276
                                                                                          ------------     -------------
    TOTAL LONG TERM LIABILITIES                                                             11,194,291        35,222,005
                                                                                          ------------     -------------
TOTAL LIABILITIES                                                                           15,150,096        38,739,407
                                                                                          ------------     -------------
MINORITY INTEREST - DRY CREEK CASINO, L.L.C                                                    280,301           360,450

COMMITMENTS AND CONTINGENCIES                                                                        -                 -

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 11,969,652 and
11,149,772 shares issued and outstanding at December 31, 2003 and March 31,
2003, respectively                                                                           1,436,358         1,337,973
Additional paid in capital                                                                  17,457,395        15,201,794
Retained earnings                                                                            8,403,470         2,737,399
Accumulated other comprehensive loss                                                          (380,309)         (569,578)
                                                                                          ------------     -------------
    TOTAL STOCKHOLDERS' EQUITY                                                              26,916,914        18,707,588
                                                                                          ------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 42,347,311     $  57,807,445

The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                  December 31,
                                                        -------------------------------
                                                            2003               2002
                                                        ------------       ------------
                                                         (Restated)
REVENUES
Gaming Assets Participations:
   Dry Creek Casino, L.L.C                              $    867,718       $          -
Other income:
   Interest income                                         1,795,659            875,418
   Royalty income                                             16,903             13,500
   Miscellaneous income                                            -             10,155
                                                        ------------       ------------
    TOTAL REVENUES                                         2,680,280            899,073
                                                        ------------       ------------
EXPENSES
General and administrative                                   295,602            145,867
Interest expense                                             747,775            716,824
Salaries                                                     333,263            251,083
Legal and professional fees                                  239,720            327,028
Amortization of deferred loan issue cost                     967,124            153,215
Other                                                         50,789             26,281
                                                        ------------       ------------
    TOTAL EXPENSES                                         2,634,273          1,620,298
                                                        ------------       ------------
EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK             2,457,760          2,385,455
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C                418,351             25,974
MINORITY INTERESTS - DRY CREEK CASINO, L.L.C                (127,156)           (19,102)
                                                        ------------       ------------
Income before income tax provision                         2,794,962          1,671,102

Federal income tax provision - deferred                     (986,675)          (589,836)
                                                        ------------       ------------
NET INCOME                                              $  1,808,287       $  1,081,266
                                                        ============       ============
PER SHARE INFORMATION

Net income per common share - basic                     $       0.16       $       0.10
                                                        ============       ============
Net income per common share - diluted                   $       0.12       $       0.08
                                                        ============       ============
Basic weighted average number of
   common shares outstanding                              11,660,023         11,078,731
                                                        ============       ============

Fully diluted weighted average number of
   common shares outstanding                              15,189,664         15,550,993
                                                        ============       ============

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                 December 31,
                                                        -------------------------------
                                                            2003               2002
                                                        ------------       ------------
                                                         (Restated)
REVENUES
Gaming Assets Participations:
   Dry Creek Casino, L.L.C                              $  2,576,926       $          -
Other income:
   Interest income                                         4,348,959          1,870,221
   Gain on land sales                                              -            589,916
   Royalty income                                             45,537             36,500
   Miscellaneous income                                       34,975             39,207
                                                        ------------       ------------
    TOTAL REVENUES                                         7,006,397          2,535,844
                                                        ------------       ------------
EXPENSES
General and administrative                                   667,028            385,477
Interest expense                                           2,809,681          1,623,891
Salaries                                                     893,418            690,527
Legal and professional fees                                1,082,037            529,900
Amortization of deferred loan issue cost                     960,084            432,397
Write-off of capitalized development cost                     23,403            238,437
Other                                                        119,675             94,668
                                                        ------------       ------------
    TOTAL EXPENSES                                         6,555,326          3,995,297
                                                        ------------       ------------
EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK             7,948,208          7,295,732
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C                636,625             61,301
MINORITY INTERESTS - DRY CREEK CASINO, L.L.C                (396,080)           (73,475)
                                                        ------------       ------------
Income before income tax provision                         8,639,824          5,824,105

Federal income tax provision - deferred                   (2,973,753)        (1,697,933)
                                                        ------------       ------------
NET INCOME                                              $  5,666,071       $  4,126,172
                                                        ============       ============
PER SHARE INFORMATION

Net income per common share - basic                     $       0.50       $       0.38
                                                        ============       ============
Net income per common share - diluted                   $       0.39       $       0.29
                                                        ============       ============
Basic weighted average number of
   common shares outstanding                              11,361,669         10,919,171
                                                        ============       ============
Fully diluted weighted average number of
   common shares outstanding                              15,403,212         15,352,104
                                                        ============       ============

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  December 31,
                                                                         -------------------------------
                                                                             2003               2002
                                                                         ------------       ------------
                                                                          (Restated)
CASH FLOWS - OPERATING ACTIVITIES:
Net income                                                               $  5,666,071       $  4,126,172
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                                 16,950             23,894
  Options issued to consultants                                                77,500                  -
  Warrants issued and amortization of  beneficial conversion
    and costs associated with notes payable                                 1,189,261            623,521
  Amortization of capitalized development cost                                164,227                  -
  Amortization of deferred income                                            (975,494)           (65,636)
  Gain on sales of land                                                             -           (589,916)
  Write-off of capitalized development cost                                    23,403            238,437
  Equity in earnings of Isle of Capri-Black Hawk                           (7,948,208)        (7,295,732)
  Cash distribution from Isle of Capri-Black Hawk                           2,457,000          4,488,000
  Equity in earnings of Route 66 Casinos, L.L.C.                             (636,625)           (61,301)
  Deferred income tax expense                                               2,973,753          1,697,933
  Minority interest - Dry Creek Casino, L.L.C.                                396,080             73,475
Changes in operating assets and liabilities:
    Receivables and other assets                                           (2,817,983)        (1,711,067)
    Accounts payable and accrued liabilities                                  154,858            779,153
                                                                         ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     740,793          2,326,933
                                                                         ------------       ------------
CASH FLOWS - INVESTING ACTIVITIES:
Net proceeds from the sales of land                                                 -          3,611,200
Purchases of real estate and assets held for development                   (1,042,808)        (1,030,133)
Purchase of furniture, fixtures and equipment                                 (21,036)           (17,889)
Advances on note receivable - Dry Creek Rancheria                          (4,089,855)       (17,500,409)
Collections of note receivable - Dry Creek Rancheria                       22,558,684                 --
Advances on note receivable - other                                                --            (32,129)
Collections of note receivable - other                                      3,339,060                 --
Advances on note receivable - affiliate                                       (64,570)        (4,688,927)
Collections on note receivable - affiliate                                    900,000          5,721,216
                                                                         ------------       ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        21,579,475        (13,937,071)
                                                                         ------------       ------------
CASH FLOWS - FINANCING ACTIVITIES:

Proceeds from debt                                                                  -         12,888,086

Deferred loan issue costs                                                    (244,587)          (394,913)
Acquisition and retirement of common stock                                          -           (402,820)
Dry Creek Casino, L.L.C. capital contribution                                  75,000              5,250
Common stock issued for cash                                                  457,320            384,120
Cash distribution to minority partners                                       (551,229)                 -
Payments on debt                                                          (23,615,737)           (16,866)
                                                                         ------------       ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (23,879,233)        12,462,857
                                                                         ------------       ------------
Net increase (decrease) in cash                                            (1,558,965)           852,719
Beginning cash balance                                                      3,968,146          1,021,913
                                                                         ------------       ------------
Ending cash balance                                                      $  2,409,181       $  1,874,632
                                                                         ============       ============

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                                   $  3,085,010       $  1,523,586
Cash paid for income taxes                                               $  1,500,000       $          -

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

      In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino (i) reduced the $32.6 of indebtedness owed to the Dry Creek Casino, L.L.C. to $10 million, and the Dry Creek Casino, L.L.C. reduced the $31.1 of indebtedness owed to us to $10 million, (ii) paid the accrued credit enhancement fee through October 2003 to the Dry Creek Casino, L.L.C. in the amount of $2.2 million, and (iii) paid accrued interest through November 7, 2003 to the Dry Creek Casino, L.L.C. in the amount of $1.1 million. As part of River Rock Casino's repayment of indebtedness, our guarantees with respect to River Rock Casino's indebtedness were reduced from $13.3 million to $1 million as of December 31, 2003. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended with interest payable monthly at a rate of 9% per annum and will mature upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund parking structures (anticipated to occur in late 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow, (anticipated to begin in 2005). An identical loan agreement was entered into between us and the Dry Creek Casino, L.L.C. Certain of the debt proceeds were used by the River Rock Casino to settle its litigation with a prior developer which resulted in settlement of the related lawsuit filed by such prior developer against us and the Dry Creek Casino, L.L.C.

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

      Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three months ended December 31, 2003.

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

      Accordingly, the accompanying consolidated statements of operations and cash flows for three and nine months ended December 31, 2003 and the consolidated balance sheet as of December 31, 2003 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses.

      For the three and nine months ended December 31, 2003, interest expense increased by $442,561 and $229,177, respectively, due to the amortization of the debt discount. For the same periods, deferred loan cost expense increased (decreased) by $151,771 and $(4,218), respectively. The increase during the three months ended December 31, 2003 is due to the amortization of deferred loan costs. The decrease during the nine months ended December 31, 2003 is due to the amortization of deferred loan costs expense of $151,771 and $265,339 for the three and nine months ended December 31, 2003 offset by the reversal of $269,557 of deferred loan cost expense recorded during the three month period ended September 30, 2003 related to warrants forfeited during that period. For the three and nine month periods ended December 31, 2003, the federal income tax provision increased (decreased) by $(51,601) and $1,434, respectively, related to the tax effect of the amortization of deferred loan issue costs.

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

      Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during the three and nine months ended December 31, 2003 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of December 31, 2003 by $1.9 million.

The impact of the restatement is summarized as follows:

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      DECEMBER 31,                       DECEMBER 31,
                                              ----------------------------      ----------------------------
                                                 2003              2003             2003             2003
                                              -----------       ----------      -----------       ----------
                                             (AS REPORTED)      (RESTATED)     (AS REPORTED)      (RESTATED)
STATEMENT OF OPERATIONS

Route 66 Casinos, L.L.C. -
  Revenues                                    $ 2,100,738       $        -      $ 3,217,899       $        -
Interest expense                                  605,214          747,775        2,580,504        2,809,681
Amortization of deferred
  loan issue costs                                815,353          967,124          964,302          960,084
Route 66 Casinos, L.L.C. -
  expenses                                      1,280,443                -        1,969,615                -
Total expenses                                  3,620,384        2,634,273        8,299,982        6,555,326
Equity in Earnings of Route 66
  Casinos, L.L.C                                        -          418,351                -          636,625
Minority interests - Route 66
  Casinos, L.L.C                                  401,944                -          611,659                -
Federal income tax provision                    1,038,276          986,675        2,972,319        2,973,753
Net income                                      2,051,018        1,808,287        5,892,464        5,666,071
Net income per common
  share - basic                               $      0.18       $     0.16      $      0.52       $     0.50

Net income per common
  share - diluted                             $      0.15       $     0.12      $      0.45       $     0.39

Basic weighed average
  Number of common shares

  outstanding                                  11,660,023       11,660,023       11,361,669       11,361,669

Diluted weighed average
  Number of common shares

  outstanding                                  13,544,169       15,189,664       13,168,115       15,403,212

                                                    DECEMBER 31,
                                              ----------------------------
                                                  2003             2003
                                                  ----             ----
                                              (as reported)     (restated)
BALANCE SHEET
Deferred loan issue costs                     $   118,311      $   357,152
Investment in Route 66 Casinos,
  L.L.C                                         1,249,352        1,385,252
Total assets                                   41,891,981       42,347,311
Deferred tax liability                          3,654,246        2,574,270
Note payable, net of current
  portion and discount                         11,233,170       10,985,958
Minority Interest - Route 66
  Casinos, L.L.C                                1,283,511                -
Additional paid in capital                     12,043,602       17,457,395
Retained earnings                              10,804,709        8,403,470
Total stockholders' equity                     23,904,360       26,916,914
Total liabilities and
  stockholders' equity                         41,891,981       42,347,311

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

      EQUITY METHOD OF ACCOUNTING - Our investments in IC-BH, RCI, Route 66 Casinos, L.L.C. and Sunrise Land and Mineral Corporation are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the operating activities of the joint venture are currently controlled by the minority venturer. We record our equity in the income or losses of our investees using the same reporting periods presented herein, except we report our equity in income or losses three months in arrears for RCI and one month in advance for IC-BH, based upon their respective fiscal year ends. Sunrise holds approximately 240 acres of land in California and has no operating activities, thus there has been no equity in earnings or losses recorded during the three and nine month periods ended December 31, 2003 and 2002. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

      IMPAIRMENT OF EQUITY INVESTEES - The Company reviews its investments in equity investees for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or is otherwise committed to provide further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as reoccurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of December 31, 2003 management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three and nine months ended December 31, 2003 and 2002.

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

      DEFERRED LOAN COSTS - Deferred loan costs are comprised of direct costs of securing financing by the Company. These costs are amortized to expense on a straight line basis over the underlying life of the debt instrument. At December 31, 2003, deferred loan costs were $2.5 million, net of accumulated amortization of $2.1 million.

      REVENUE RECOGNITION - We record credit enhancement fee income on the accrual basis as earned. The dates on which credit enhancement fee income is actually collected is on the 15th day of each following month. It is also dependent upon the cash flow from River Rock Casino's operation. As of December 31, 2003, there was no delinquency in credit enhancement fee income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of December 31, 2003, there was no delinquency in royalty income.

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

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets". If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. As of December 31, 2003, management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the three and nine months ended December 31, 2003 and 2002.

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

Comprehensive income consisted of the following:

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                 -----------------------------
                                                     2003              2002
                                                 -----------------------------
Net income                                       $ 1,808,287       $ 1,081,266
Change in fair value of interest rate swaps          (17,847)          (85,489)
                                                 -----------       -----------
Comprehensive income                             $ 1,790,440       $   995,777
                                                 ===========       ===========

                                                       NINE MONTHS ENDED
                                                         DECEMBER 31,
                                                 -----------------------------
                                                     2003             2002
                                                 -----------------------------
Net income                                       $ 5,666,071      $ 4,126,172
Change in fair value of interest rate swaps          189,269         (466,430)
                                                 -----------       -----------
Comprehensive income                             $ 5,855,340      $ 3,659,742
                                                 ===========      ===========

      The accumulated comprehensive loss reflected on the balance sheet at December 31, 2003 and March 31, 2003 consisted solely of the adjustments to interest rate swaps, net of tax.

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

      Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through January 25, 2004 (IC-BH's nine month ended) totaled $7.9 million which has been included in our statement of operations for the three months ended December 31, 2003. During the nine months ended December 31, 2003, we received cash distributions of $2.5 million from IC-BH and our basis in the project through January 25, 2004 is $14,411,761.

The following is a summary of condensed financial information pertaining to IC-BH as of January 25, 2004 and for the nine months ended January 25, 2004:

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                            BALANCE SHEET (UNAUDITED)
                                 (IN THOUSANDS)

                                                              January 25,
                                                                 2004
                                                              ----------
ASSETS
Current assets:

     Cash and cash equivalents                                $   30,809
     Short-term investments                                            5
     Accounts receivable - other                                     843
     Accounts receivable - related parties                            31
     Deferred income taxes                                           414
     Inventories                                                     604
     Prepaid expenses                                              1,544
                                                              ----------
            TOTAL CURRENT ASSETS                                  34,250

Property and equipment, net                                      157,756
Deferred financing costs, net of accumulated amortization          2,762
Restricted cash                                                       48
Goodwill and other intangible assets                              35,427
Prepaid deposits and other                                           417
                                                              ----------
            TOTAL ASSETS                                      $  230,660
                                                              ==========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:

     Current maturities of long-term debt                     $   11,786
     Accounts payable - trade                                      1,496
     Accounts payable - related parties                            2,634
     Accrued liabilities:
         Interest                                                  1,238
         Payroll and related expenses                              5,537
         Property, gaming and other taxes                          5,551
         Income taxes                                                246
         Progressive jackpot and slot club awards                  3,560
         Deferred income tax                                         142
         Other                                                       887
                                                              ----------
             TOTAL CURRENT LIABILITIES                            33,077

Long-term debt, less current maturities                          151,278
Other liabilities                                                  1,340
Deferred income taxes                                                328
                                                              ----------
             TOTAL LONG-TERM LIABILITIES                         152,946
                                                              ----------
             TOTAL LIABILITIES                                   186,023
Members' equity:

     Members' equity                                              45,977
     Accumulated other comprehensive loss                         (1,340)
                                                              ----------
              TOTAL MEMBERS' EQUITY                               44,637
                                                              ----------
              TOTAL LIABILITIES AND MEMBERS' EQUITY           $  230,660
                                                              ==========

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                          INCOME STATEMENT (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Nine Months Ended      Nine Months Ended

                                                         January 25, 2004        January 26, 2003
                                                         ----------------        ----------------
Gross revenues                                           $        151,837       $           95,513

Total operating expenses                                          117,984                   70,247
                                                         ----------------        -----------------

Operating income                                                   33,853                   25,266

Interest expense, net                                              (8,455)                  (4,350)

Depreciation and amortization                                      (6,412)                  (3,949)
                                                         ----------------        -----------------

Income before income taxes                                         18,986                   16,967

Income tax provision (applicable to two subsidiaries)                (502)                       -
                                                         ----------------        -----------------
Net income                                               $         18,484       $           16,967
                                                         ================       ==================

      The difference in carrying value of our investment in IC-BH and our equity interest in IC-BH is primarily related to the fact that we originally contributed appreciated property which was recorded by IC-BH at fair market value while we continued to carry the property at its original cost basis.

      During IC-BH's quarter ended January 25, 2004, IC-BH recorded an other comprehensive loss of $62,886 related to the interest rate swap transaction. Our share of the other comprehensive loss was $17,847, net of income taxes of $9,914.

NOTE  4. NOTES RECEIVABLE

      NOTES RECEIVABLE - DRY CREEK RANCHERIA - At December 31, 2003, Dry Creek Casino, L.L.C. had a note receivable of $10 million from the Dry Creek Rancheria Band of Pomo Indians for its River Rock Casinos. In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the $32.6 of indebtedness owed to the Dry Creek Casino, L.L.C. to $10 million, and the Dry Creek Casino, L.L.C. reduced the $31.1 of indebtedness owed to us to $10 million. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended with interest payable monthly at a rate of 9% per annum and will mature upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund the parking structures (anticipated to occur in late 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in 2005).

      NOTES RECEIVABLE - AFFILIATES - Clay County Holdings ("CCH") is our largest shareholder, beneficially owning 21% of our total outstanding common stock. The President of CCH is a son-in-law of our CEO. We currently have the option to acquire common stock of Service Interactive ("SI"). At December 31, 2003, CCH owed us $2.6 million which amount bears interest at 12% per annum, and is payable in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At December 31, 2003, SI owed us $2.6 million which amount bears interest at 12% per annum, and is payable by in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both notes are collateralized by a lien on our shares owned by CCH having $16.4 million of market equity value as of December 31, 2003. The outstanding balances of notes receivable from CCH and SI were reduced by $150,000 and $150,000, respectively, during the quarter ended December 31, 2003.

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

      Because the credit facility can be converted into the Company's common stock at the lower of an exchange rate of $3.00 per share or 85% of the closing market price of the Company's common stock at conversion, there existed a beneficial conversion to holder of the credit facility when the credit facility was originally executed. Accordingly, a beneficial conversion amount totaling $1,392,157 was been recorded as a debt discount. During the quarters ended December 31, 2003 and 2002, amortization of the debt discount was $142,561, and $63,708, respectively. During the nine months ended December 31, 2003 and 2002, amortization of the debt discount was $229,177, and $191,124, respectively. The total of the unamortized debt discount at December 31, 2003 and March 31, 2003 was $247,212 and $476,388, respectively.

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

                                                            Three Months Ended                   Nine Months Ended
                                                                December 31,                         December 31,
                                                      -------------------------------     --------------------------------
                                                           2003              2002             2003               2002
                                                      -------------     -------------     -------------      -------------
Net income - as reported                              $   1,808,287     $   1,081,266     $   5,666,071      $   4,126,172
Less: total stock-based compensation
  expense determined under fair value based
  method for all awards granted to employees
  and directors, net of related income tax effect                 -                 -          (555,311)                 -
                                                      -------------     -------------     -------------      -------------
Net income - pro forma                                $   1,808,287     $   1,081,266     $   5,110,760      $   4,126,172
                                                      -------------     -------------     -------------      -------------

Net income per share - as reported
  Basic                                               $        0.16     $        0.10     $       0.50       $        0.38
  Diluted                                             $        0.12     $        0.08     $       0.39       $        0.29
Net income per share - pro forma
  Basic                                               $        0.16     $        0.10     $       0.45       $        0.38
  Diluted                                             $        0.12     $        0.08     $       0.35       $        0.29

      The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS") computations, in accordance with SFAS No. 128.

                                                 THREE MONTHS ENDED DECEMBER 31, 2003
                                              ------------------------------------------
                                                Income          Shares         Per-Share
                                              (Numerator)    (Denominator)       Amount
                                              -----------    -------------     ---------
BASIC EPS
Income available to common stockholders       $1,808,287       11,660,023       $   0.16
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                      -        2,019,995          (0.03)
Convertible debt                                  81,620        1,509,646          (0.01)
                                              ----------       ----------       --------
FULLY DILUTED EPS
Income available to common stockholders       $1,889,907       15,189,664       $   0.12
                                              ==========       ==========       ========

                                                  THREE MONTHS ENDED DECEMBER 31, 2002
                                              ------------------------------------------
                                                Income          Shares         Per-Share
                                              (Numerator)    (Denominator)       Amount
                                              -----------    -------------     ---------
BASIC EPS
Income available to common stockholders       $1,081,266       11,078,731       $   0.10
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                      -        2,179,001          (0.02)
Convertible debt                                 125,894        2,293,261              -
                                              ----------       ----------       --------
DILUTED EPS
Income available to common stockholders       $1,207,160       15,550,993       $   0.08
                                              ==========       ==========       ========

                                                  NINE MONTHS ENDED DECEMBER 31, 2003
                                              ------------------------------------------
                                                Income          Shares         Per-Share
                                              (Numerator)    (Denominator)       Amount
                                              -----------    -------------     ---------
BASIC EPS
Income available to common stockholders       $5,666,071       11,361,669       $   0.50
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                      -        2,325,606          (0.09)
Convertible debt                                 277,312        1,715,937          (0.02)
                                              ----------       ----------       --------
FULLY DILUTED EPS
Income available to common stockholders       $5,943,383       15,403,212       $   0.39
                                              ==========       ==========       ========

                                                 NINE MONTHS ENDED DECEMBER 31, 2002
                                              ------------------------------------------
                                                Income          Shares         Per-Share
                                              (Numerator)    (Denominator)       Amount
                                              -----------    -------------     ---------
BASIC EPS
Income available to common stockholders       $4,126,172       10,919,171       $   0.38
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                      -        2,139,672          (0.06)
Convertible debt                                 376,315        2,293,261          (0.03)
                                              ----------       ----------       --------
DILUTED EPS
Income available to common stockholders       $4,502,487       15,352,104       $   0.29
                                              ==========       ==========       ========

      As discussed in Note 5, our convertible debt security is subject to an option to convert a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the three and nine months ended December 31, 2003 and 2002 results in this convertible debt security being dilutive.

NOTE 8. SEGMENT REPORTING

      We primarily operate in the gaming segment. The gaming segment consists of IC-BH, Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C.

                                           AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
                                           ------------------------------------------------------
                                                Gaming             Other              Totals
                                              -----------       -----------        -----------
Revenue                                       $ 2,495,004       $   185,276        $ 2,680,280
Segment profit (loss)                           2,914,970          (120,008)         2,794,962
Segment assets                                 28,593,523         4,124,849         32,718,372
Investment in Isle of Capri Black Hawk
  L.L.C.                                       14,411,761                 -         14,411,761
Investment in Route 66  Casinos, L.L.C.         1,385,252                 -          1,385,252
Interest expense                                  747,775                 -            747,775
Interest income                                 1,627,286           168,373          1,795,659
Equity in earnings of Isle                      2,457,760                 -          2,457,760
  of Capri Black Hawk, L.L.C.
Equity in earnings of Route
  66 Casinos, L.L.C.                              418,351                 -            418,351

                                           AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                           ------------------------------------------------------
                                                Gaming             Other              Totals
                                              -----------       -----------        -----------
Revenue                                       $   885,573       $    13,500       $   899,073
Segment profit (loss)                           1,828,232          (157,130)        1,671,102
Segment assets                                 31,476,908         3,838,681        35,315,589
Investment in Isle of Capri Black Hawk
  L.L.C.                                        7,547,286                 -         7,547,286

Investment in Route 66  Casinos, L.L.C.           763,499                 -           763,499
Interest expense                                  716,824                             716,824
Interest income                                   637,854           237,564           875,418
Equity in earnings of Isle                      2,385,455                 -         2,385,455
  of Capri Black Hawk, L.L.C.
Equity in earnings of Route
  66 Casinos, L.L.C.                               25,975                 -            25,975

                                            AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                           ------------------------------------------------------
                                                Gaming             Other              Totals
                                              -----------       -----------        -----------
Revenue                                       $ 6,309,364       $   697,033        $ 7,006,397
Segment profit (loss)                           8,936,734          (296,910)         8,639,824
Segment assets                                 28,593,523         4,124,849         32,718,372
Investment in Isle of Capri Black Hawk
  L.L.C.                                       14,411,761                 -         14,411,761
Investment in Route 66  Casinos, L.L.C.         1,385,252                 -          1,385,252
Interest expense                                2,809,681                 -          2,809,681
Interest income                                 3,732,438           616,521          4,348,959
Equity in earnings of Isle                      7,948,208                 -          7,948,208
  of Capri Black Hawk, L.L.C.
Equity in earnings of Route
  66 Casinos, L.L.C.                              636,625                 -            636,625

                                            AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
                                           ------------------------------------------------------
                                                Gaming             Other              Totals
                                              -----------       -----------        -----------
Revenue                                       $ 1,905,927       $   629,917       $ 2,535,844
Segment profit (loss)                           5,692.013           132,092         5,824,105
Segment assets                                 31,476,908         3,838,681        35,315,589
Investment in Isle of Capri Black Hawk
  L.L.C.                                        7,547,286                 -         7,547,286
Investment in Route 66  Casinos, L.L.C.           763,499                 -           763,499
Interest expense                                1,623,891                           1,623,891
Interest income                                 1,145,068           725,153         1,870,221
Equity in earnings of Isle                      7,295,732                 -         7,295,732
  of Capri Black Hawk, L.L.C.
Equity in earnings of Route
  66 Casinos, L.L.C.                               61,301                 -            61,301

Reconciliations of reportable segment assets to our consolidated totals are as follows:

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                     2003              2002
                                                                 -----------       -----------
Assets
Total assets for reportable segments                             $32,718,372       $35,315,589

Cash not allocated to segments                                    2,409,181        1,874,632
Notes receivable not allocated to segments                        5,315,122        6,451,443
Furniture, fixtures, & equipment not allocated to segments           47,485           51,110
Other assets not allocated to segments                            1,857,151        1,726,505
                                                                -----------      -----------
Total assets                                                    $42,347,311      $45,419,279
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

NOTE  10. SUBSEQUENT EVENTS

      The holder of our $13 million convertible loan agreement (the "Credit Facility") commenced an arbitration proceeding against us in Harris County, Texas. The terms of the Credit Facility provide the holder with the right to convert up to $7,020,000 of this facility into 2,340,000 shares. In June 2002, the holder agreed that it would restrict its conversions of the Credit Facility to a number of shares not to exceed 4.99% of the outstanding shares of our common stock during any one-year period. In the arbitration, the holder is attempting to withdraw this prior agreement with respect to the 4.99% restriction. We are currently in settlement negotiations with the holder, and believe that we will be able to resolve this matter. However, if we are unable to settle the matter, and if the holder is successful in arbitration, it may be entitled to convert $7,020,000 of the Credit Facility into 2,340,000 shares of our common stock. If we are unable to settle the matter, we intend to vigorously defend our position in arbitration.

      In December 1999, we issued a warrant to purchase 1,166,666 at an exercise price of $3.00 per share to a third-party in connection with certain services being rendered to the company. In June 2002, this third party agreed to restrict his exercise of the warrant to a number of shares not to exceed 4.99% of the outstanding shares of our common stock during any one-year period. Although to date no legal or arbitration proceeding has been commenced, the third party has notified us that he does not believe his agreement with respect to the 4.99% restriction is enforceable. We believe that the 4.99% limitation is enforceable and intend to vigorously defend any claim to the contrary. We are currently in settlement negotiations with the holder, and believe that we will be able to resolve this matter.

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

      Also, during the year ended March 31, 2004, and subsequent to the issuance of the Company's financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company's convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company's financial statements as of and for the three months ended December 31, 2003.

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

      Accordingly, the accompanying consolidated statements of operations and cash flows for three and nine months ended December 31, 2003 and the consolidated balance sheet as of December 31, 2003 has been restated from amounts previously reported to correct the accounting for these transactions. The Company has recorded a beneficial conversion feature (debt discount) associated with its Credit Facility and deferred loan issue costs associated with the Warrants. Amortization of the debt discount is being accounted for using the effective interest method and is being charged to interest expense. The deferred loan issue costs are being amortized over the life of the Credit Facility on a straight line basis and are being charged to amortization of deferred loan issue cost expenses.

      For the three and nine months ended December 31, 2003, interest expense increased by $442,561 and $229,177, respectively, due to the amortization of the debt discount. For the same periods, deferred loan cost expense increased (decreased) by $151,771 and $(4,218), respectively. The increase during the three months ended December 31, 2003 is due to the amortization of deferred loan costs. The decrease during the nine months ended December 31, 2003 is due to the amortization of deferred loan costs expense of $151,771 and $265,339 for the three and nine months ended December 31, 2003 offset by the reversal of $269,557 of deferred loan cost expense recorded during the three month period ended September 30, 2003 related to warrants forfeited during that period. For the three and nine month periods ended December 31, 2003, the federal income tax provision increased (decreased) by $(51,601) and $1,434, respectively, related to the tax effect of the amortization of deferred loan issue costs.

      Certain Options and Warrants. In the fiscal years ending March 31, 2000, March 31, 2001 and March 31, 2002, certain options and warrants were issued to other advisors and consultants (collectively, the "Options"). The Options were immediately vested and exercisable. The Company ascribed a fair value for the Options in the aggregate amount of $910,000 and was an adjustment to additional paid in capital. Costs related to these Options were expensed in the period granted.

         Certain Tax Benefits. The Company determined that certain tax benefits associated with the exercise of common stock options and warrants that occurred during the three and nine months ended December 31, 2003 were not considered. As a result, the amount of the deferred tax liability was overstated and the amount of additional paid in capital and total stockholders' equity was understated as of December 31, 2003 by $1.9 million.

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

      Equity Method of Accounting

      Our investments in IC-BH, RCI, Route 66 Casinos, L.L.C. and Sunrise Land and Mineral Corporation are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the operating activities of the joint venture are currently controlled by the minority venturer. We record our equity in the income or losses of our investees using the same reporting periods presented herein, except we report our equity in income or losses three months in arrears for RCI and one month in advance for IC-BH, based upon their respective fiscal year ends. Sunrise holds approximately 240 acres of land in California and has no operating activities, thus there has been no equity in earnings or losses recorded during the three and nine month periods ended December 31, 2003 and 2002. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

      Revenue Recognition

      We record credit enhancement fee income on the accrual basis as earned. The dates on which credit enhancement fee income is actually collected is on the 15th day of each following month. It is also dependent upon the cash flow from River Rock Casino's operation. As of December 31, 2003, there was no delinquency in credit enhancement fee income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of December 31, 2003, there was no delinquency in royalty income.

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

General

      We are primarily a developer of gaming properties. We reported net income of $1.8 million for the quarter ended December 31, 2003 compared to net income of $1.1 million for the quarter ended December 31, 2002.

      Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the quarter ended December 31, 2003, our allocable income from IC-BH through January 25, 2004, IC-BH's quarter end, totaled $2.5 million, compared to $2.4 million for the same period in fiscal 2003. During the current quarter, we received a cash distribution of $996,000 from IC-BH and our basis in the project through January 25, 2004 is $14.4 million.

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

      We own majority interests in Dry Creek Casino, L.L.C. of 69%. For financial reporting purposes, the assets, liabilities, and earnings of the partnership are included in our consolidated financial statements. The interests of the other members of the entity have been recorded as minority interests totaling $280,000 at December 31, 2003.

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

Results of Operations

      Comparison of the quarter ended December 31, 2003 and 2002

      REVENUES. Revenues increased 198%, or $1.8 million, to $2.7 million for the quarter ended December 31, 2003 compared to $899,000 for the three months ended December 31, 2002. Our revenue primarily consists of the following income streams:

Gaming Assets Participations

      DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization. During the quarter ended December 31, 2003, the credit enhancement fee income was $868,000.

      Other Revenues

      INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 105%, or $920,000 to $1.8 million for the quarter ended December 31, 2003 compared to $875,000 for the three months ended December 31, 2002. The increase is attributable to the recognition of $1 million of unamortized finance fee related to River Rock Casino's $22.6 million principal repayment. Since a majority of our loans have been repaid, our interest income in the future will significantly decrease in connection with this project.

      ROYALTY INCOME. Royalty income increased 25% to $17,000 for the quarter ended December 31, 2003 compared to $14,000 for the three months ended December 31, 2002. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we anticipate receiving $58,000 during fiscal 2004. However, our agreement with Romarco is terminable at any time; therefore, there is no assurance we will receive these revenues in the future.

      EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 3% to $2.5 million for the quarter ended December 31, 2003 compared to $ 2.4 million for the quarter ended December 31, 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH due to higher gaming revenue.

      EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 Casinos, L.L.C. increased 1,511% or $392,000, to $418,000 for the quarter ended December 31, 2003 compared to $26,000 for the quarter ended December 31, 2002. The increase is primarily related to estimated rental revenues from gaming equipment lease with the Route 66 Casino's permanent facility which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project, and as such, we have estimated these amounts.

      TOTAL EXPENSES. Total expenses increased 63%, or $1.0 million to $2.6 million for the quarter ended December 31, 2003, compared to $1.6 million for the quarter ended December 31, 2002. The increase primarily resulted from an increase in general and administrative expenses, salaries, legal and professional fees and amortization of deferred loan issue cost. These items are discussed below:

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 103%, or $150,000, to $296,000 for the quarter ended December 31, 2003 compared to $146,000 in the quarter ended December 31, 2002. The increase is primarily related to general corporate administrative cost such as office supplies and travel costs.

      INTEREST EXPENSE. Interest expense increased 4%, or $31,000, to $748,000 for the quarter ended December 31, 2003, compared to $717,000 for the quarter ended December 31, 2002 due to a higher average period balance on our $23 million credit facility. Our overall debt was significantly reduced during the quarter ended December 31, 2003, and accordingly, we believe our interest expense will significantly decrease in the future.

      SALARIES. Salaries increased 33%, or $82,000, to $333,000 for the quarter ended December 31, 2003, compared to $251,000 in the quarter ended December 31, 2002 related to increases in salaries and number of personnel.

      LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 27%, or $87,000, to $240,000 for the quarter ended December 31, 2003, compared to $327,000 in the quarter ended December 31, 2002 and is primarily attributable to lower consulting fees for general corporate matters.

      AMORTIZATION OF DEFERRED LOAN ISSUE COST. Amortization of deferred loan issue cost increased $814,000, to $967,000 for the quarter ended December 31, 2003, compared to $153,000 in the quarter ended December 31, 2002. The increase is primarily attributable to the recognition of $770,000 of deferred loan issue cost related to the repayment of our $23 million credit facility in November 2003.

      NET INCOME. Income before federal and state income tax provision increased 67% or $1.1 million to $2.8 million for the quarter ended December 31, 2003 as compared to $1.7 million for the three months ended December 31, 2002. This increase is primarily the result of increases in equity in earnings of IC-BH and gaming asset participations. Net income increased 67% or $727,000 to $1.8 million for the quarter ended December 31, 2003 as compared to net income of $1.1 million in the quarter ended December 31, 2002. This increase is primarily the result of increases equity in earnings of IC-BH, and gaming asset participations. The effective tax rate for both quarters ended December 31, 2003 and December 31, 2002 was 35%.

      Comparison of the nine months ended December 31, 2003 and 2002

      REVENUES. Revenues increased 176%, or $4.5 million, to $7.0 million for the nine months ended December 31, 2003 compared to $2.5 million for the nine months ended December 31, 2002. Our revenue primarily consists of the following income streams:

      Gaming Assets Participations

      DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization. During the nine months ended December 31, 2003, the credit enhancement fee income was $2.6 million.

      Other Revenues

      INTEREST INCOME. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 133%, or $2.5 million, to $4.3 million for the nine months ended December 31, 2003 compared to $1.9 million for the nine months ended December 31, 2002. The majority of the increase is attributable to the increase in the loans made in connection with the River Rock Casino project over the comparable nine months of the prior year and the recognition of $1 million of unamortized finance fee related to River Rock Casino's $22.6 million principal repayment. Since a majority of our loans have been repaid, our interest income in the future will significantly decrease in connection with this project.

      ROYALTY INCOME. Royalty income increased 25% to $46,000 for the nine months ended December 31, 2003 compared to $37,000 for the nine months ended December 31, 2002. This income is derived solely from our mining agreement with Romarco Nevada, Inc. Based on our agreement with Romarco, we anticipate receiving $58,000 during fiscal 2004. However, our agreement with Romarco is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

      EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK. Equity in earnings of IC-BH increased 9% to $7.9 million for the nine months ended December 31, 2003 compared to $7.3 million for the nine months ended December 31, 2002. The increase is primarily attributable to an increase in pre-tax income from IC-BH.

      EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 Casinos, L.L.C. increased 939%, or $575,000, to $637,000 for the nine months ended December 31, 2003 compared to $61,000 for the nine months ended December 31, 2002. The increase is primarily related to estimated rental revenues from gaming equipment lease with the Route 66 Casino's permanent facility which opened on September 4, 2003. We are in litigation and arbitration with our co-member on this project, and as such, we have estimated these amounts.

      TOTAL EXPENSES. Total expenses increased 64%, or $2.6 million, to $6.6 million for the nine months ended December 31, 2003, compared to $4.0 million for the nine months ended December 31, 2002. The increase is due primarily to an increase in general and administrative expenses, interest expense, other expense, salaries, legal and professional fees, and amortization of development cost. These items are discussed below:

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 73%, or $282,000, to $667,000 for the nine months ended December 31, 2003, compared to $385,000 for the nine months ended December 31, 2002. The increase is primarily attributable to general corporate administrative cost.

      INTEREST EXPENSE. Interest expense increased 73%, or $1.2 million, to $2.8 million for the nine months ended December 31, 2003, compared to $1.6 million in the nine months ended December, 2002 related to additional borrowings from our credit facility during the fiscal year ended March 31, 2003. In November 2003, we repaid our $23 million credit facility, and accordingly, our interest expense will significantly decrease in the future.

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

      AMORTIZATION OF DEFERRED LOAN ISSUE COST. Amortization of deferred loan issue cost increased $528,000, to $960,000 for the nine months ended December 31, 2003, compared to $432,000 in the nine months ended December 31, 2002. The increase is primarily attributable to the recognition of $770,000 of deferred loan issue cost related to the repayment of our $23 million credit facility in November 2003.

      NET INCOME. Income before federal and states income tax provision increased 39%, or $2.8 million, to $8.6 million for the nine months ended December 31, 2003, compared to $5.8 million for the nine months ended December 31, 2002. This increase is primarily the result of increases in equity in earnings of IC-BH, gaming asset participations. Net income increased 37%, or $1.5 million, to $5.7 million for the nine months ended December 31, 2003 compared to net income of $4.1 million for the nine months ended December 31, 2002. This increase is primarily the result of increases equity in earnings of IC-BH, gaming asset participations, and federal income tax. The effective tax rate for the nine months ended December 31, 2003 was 34% compared to 29% for the nine months ended December 31, 2002. Such increase in the effective tax rate related to tax benefits of $421,735 from IC-BH for fiscal year ended April 25, 1999 which was recognized in the months ended December 31, 2002.

Liquidity and Capital Resources

      OPERATING ACTIVITIES. Net cash provided by operating activities during the nine months ended December 31, 2003, amounted to $741,000 a decrease of $1.5 million, over the $2.3 million of net cash provided by operating activities during the nine months ended December 31, 2002. The decrease was primarily related to a decrease in cash distributions from IC-BH and an increase in the amount of our tax payments. These amounts were partially offset by the credit enhancement fees we received from the River Rock Casino. More specifically, as compared to the prior period, during the nine months ended December 31, 2003, our cash distributions from IC-BH decreased by $2 million as s result of IC-BH utilizing excess cash flow to pay down debt. We expect that this strategy will continue for the foreseeable future. We made a $1.5 million of federal income tax payment during the nine months ended December 31, 2003, as opposed to making no payments during the comparable prior period. To offset these amounts, we received $2.2 million of credit enhancement fee income earned through October 2003 from River Rock Casino.

      INVESTING ACTIVITIES. Net cash provided by investing activities during the nine months ended December 31, 2003, amounted to $21.6 million, an increase of $35.5 million, over the $13.9 million of net cash used in investing activities in the nine months ended December 31, 2002. The increase is primarily related to the net collection of $18.5 million of our outstanding loans in connection with the River Rock Casino and collection of $3.3 million of other notes receivable.

      FINANCING ACTIVITIES. Net cash used by financing activities during the nine months ended December 31, 2003, amounted to $23.9 million, a decrease of $36.3 million, over $12.5 million of net cash provided by financing activities in the nine months ended December 31, 2002. The decrease was primarily related to the $23.6 million of reduction on our corporate debt during the nine months ended December 31, 2003 and due to borrowings of $12.9 million during the nine months ended December 31, 2002 for which there was no such borrowings during the nine months ended December 31, 2003.

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

      The holder of our $13 million convertible loan agreement (the "Credit Facility") commenced an arbitration proceeding against us in Harris County, Texas. The terms of the Credit Facility provide the holder with the right to convert up to $7,020,000 of this facility into 2,340,000 shares. In June 2002, the holder agreed that it would restrict its conversions of the Credit Facility to a number of shares not to exceed 4.99% of the outstanding shares of our common stock during any one-year period. In the arbitration, the holder is attempting to withdraw this prior agreement with respect to the 4.99% restriction. We are currently in settlement negotiations with the holder, and believe that we will be able to resolve this matter. However, if we are unable to settle the matter, and if the holder is successful in arbitration, it may be entitled to convert $7,020,000 of the Credit Facility into 2,340,000 shares of our common stock. If we are unable to settle the matter, we intend to vigorously defend our position in arbitration.

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

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended December 31, 2003, we issued 594,167 shares of common stock upon the conversion of a portion of our $13 million credit facility at a conversion price of $3.00 per share. The holder of the credit facility is an accredited investor, and the transaction was completed pursuant to Regulation D of the Securities Act of 1933. No commission was paid in connection with the transaction. The recipient of the securities represented its intention to acquire the securities for investment only and not with a view to any distribution thereof, and appropriate legends were affixed to the share certificate issued in the transaction.

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

Nevada Gold & Casinos, Inc.

By: /s/ Christopher Domijan
    -------------------------------------------------
Christopher Domijan, Chief Financial Officer

Date: August 5, 2004

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