Form 10-Q
period 2004-06-30
NEVADA GOLD & CASINOS INC
filed 2004-08-09
CIK 277058

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the fiscal period ended June 30, 2004

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. [X] Yes [ ] No

         Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) [X] Yes [ ] No

         The number of common shares outstanding was 13,078,503 as of July 23, 2004.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 AND
                    MARCH 31, 2004..............................................................................3
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                    MONTHS ENDED JUNE 30, 2004 AND 2003.........................................................4
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                    MONTHS ENDED JUNE 30, 2004 AND 2003.........................................................5
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................6
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................................18
ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................23
ITEM 4.           CONTROLS AND PROCEDURES......................................................................24


                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS ..........................................................................24
ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................25
ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.............................................................25
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................25
ITEM 5.           OTHER INFORMATION...........................................................................25
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................................................26

                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS
                           NEVADA GOLD & CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,          MARCH 31,
                                                                                     ------------      ------------
                                                                                         2004              2004
                                            ASSETS                                    (Unaudited)        (Audited)
CURRENT ASSETS
Cash and cash equivalents                                                            $  4,079,397      $  3,528,631
Accounts receivable                                                                       405,085           216,322
Income tax receivable                                                                   2,522,000         2,522,000
Notes receivable from affiliates, current portion                                       1,200,000         1,200,000
Other assets                                                                              105,675            79,272
                                                                                     ------------      ------------
     TOTAL CURRENT ASSETS                                                               8,312,157         7,546,225
                                                                                     ------------      ------------
Joint venture in equity investee:

   Isle of Capri Black Hawk, L.L.C.                                                    17,124,315        15,708,324
   Route 66 Casinos, L.L.C                                                              2,279,603         1,852,828
   Sunrise Land and Mineral Corporation                                                   371,750           371,750
Investment in development projects:
  Dry Creek Casino, L.L.C., gaming development                                          1,238,421         1,264,164
  Gold Mountain Development, L.L.C., land development                                   3,346,059         3,342,207
  Goldfield Resources, Inc., mining interest                                              480,812           480,812
Notes receivable from Dry Creek Rancheria                                              10,000,000        10,000,000
Notes receivable from affiliates                                                        3,551,548         3,839,586
Notes receivable - other                                                                2,230,250                --
Deferred loan issue cost, net                                                             347,198           285,450
Deferred tax asset                                                                      1,306,599                --
Other assets                                                                            1,547,212         1,178,958
Furniture, fixtures and equipment, net of accumulated depreciation
  of $133,372 in June 30, 2004 and $124,609 in March 31, 2004                              83,068            80,753
                                                                                     ------------      ------------
           TOTAL ASSETS                                                              $ 52,218,992      $ 45,951,057
                                                                                     ============      ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities                                             $  1,231,588      $  1,205,241
Deferred tax liability                                                                         --         2,517,678
Current portion of long-term debt                                                       3,272,500                --
                                                                                     ------------      ------------
     TOTAL CURRENT LIABILITIES                                                          4,504,088         3,722,919
                                                                                     ------------      ------------

LONG-TERM DEBT
Deferred income                                                                            83,333           145,833
Notes payable, net of current portion and discount                                     14,394,873        11,029,266
                                                                                     ------------      ------------
     TOTAL LONG-TERM DEBT                                                              14,478,206        11,175,099
                                                                                     ------------      ------------

     TOTAL LIABILITIES                                                                 18,982,294        14,898,018
                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                                  --                --

MINORITY INTEREST - DRY CREEK CASINO, L.L.C                                               279,188           253,719

STOCKHOLDERS' EQUITY

Common stock, $0.12 par value, 20,000,000 shares authorized, 13,078,503 and
12,279,352 shares outstanding at June 30, 2004, and March 31, 2004, respectively        1,569,420         1,473,522
Additional paid in capital                                                             19,454,173        19,256,200
Retained earnings                                                                      11,985,450        10,261,455
Accumulated other comprehensive loss                                                      (51,533)         (191,857)
                                                                                     ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                                                        32,957,510        30,799,320
                                                                                     ------------      ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 52,218,992      $ 45,951,057
                                                                                     ============      ============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              June 30,
                                                   ------------------------------
                                                       2004              2003
                                                   ------------      ------------
REVENUES
Gaming asset participation income:
   Dry Creek Casino, L.L.C                         $  1,351,267      $    300,458

Other income:
   Interest income                                      465,564         1,307,649
   Royalty income                                        16,903            13,500
   Miscellaneous income                                      --            15,645
                                                   ------------      ------------

    TOTAL REVENUES                                    1,833,734         1,637,252
                                                   ------------      ------------

EXPENSES
General and administrative                              259,744           159,805
Interest expense                                        439,928         1,017,419
Salaries                                                401,321           273,604
Legal and professional fees                             305,994           314,026
Amortization of deferred loan issue cost                175,724           142,623
Write-off of capitalized development costs              180,850                --
Other                                                    27,136            22,208
                                                   ------------      ------------

    TOTAL EXPENSES                                    1,790,697         1,929,685
                                                   ------------      ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK        2,388,380         2,833,347
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, LLC             431,605            25,974
MINORITY INTERESTS - DRY CREEK CASINO, L.L.C           (202,944)          (53,292)
                                                   ------------      ------------

Income before income tax provision                    2,660,078         2,513,596

Federal income tax provision - deferred                (936,084)         (839,723)
                                                   ------------      ------------
NET INCOME                                         $  1,723,994      $  1,673,873
                                                   ============      ============

PER SHARE INFORMATION
Net income per common share - basic                $       0.14      $       0.15
                                                   ============      ============

Net income per common share - diluted              $       0.12      $       0.12
                                                   ============      ============

Basic weighted average number of
   common shares outstanding                         12,519,769        11,171,734
                                                   ============      ============

Fully diluted weighted average number of
   common shares outstanding                         15,410,793        15,251,828
                                                   ============      ============


   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                        ----------------------------
                                                                           2004             2003
                                                                        -----------      -----------
CASH FLOWS - OPERATING ACTIVITIES:
Net income                                                              $ 1,723,994      $ 1,673,873
Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
  Depreciation                                                                8,763            6,289
  Options issued to consultants                                                  --           77,500
  Warrants issued and amortization of beneficial conversion
      and costs associated with notes payable                               268,832          185,931
  Amortization of capitalized development cost                               30,573           14,438
  Amortization of deferred income                                           (62,500)         (71,411)
  Write-off of project development cost                                     180,850               --
  Equity in earnings of Isle of Capri-Black Hawk                         (2,388,380)      (2,833,347)
  Cash distribution from Isle of Capri-Black Hawk                         1,185,000          404,000
  Equity in earnings of Route 66 Casinos, L.L.C.                           (431,605)         (25,974)
  Deferred income tax expense                                               936,084          839,723
  Minority interest - Dry Creek Casino, L.L.C.                              202,944           53,292
Changes in operating assets and liabilities:

    Receivables and other assets                                           (256,909)        (765,280)
    Accounts payable and accrued liabilities                                 26,348           27,417
                                                                        -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       1,423,994         (413,549)
                                                                        -----------      -----------

CASH FLOWS - INVESTING ACTIVITIES:

Purchases of real estate and assets held for development                   (806,387)        (432,421)
Purchase of furniture, fixtures and equipment                               (11,078)          (4,526)
Advances on note receivable - Dry Creek Rancheria                                --       (4,089,855)
Advances on notes receivable - other                                     (1,935,076)              --
Collections on notes receivable - other                                          --        3,339,060
Advances on notes receivable - affiliates                                   (11,962)              --
Collections on notes receivable - affiliates                                300,000          299,801
                                                                        -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (2,464,503)        (887,941)
                                                                        -----------      -----------

CASH FLOWS - FINANCING ACTIVITIES:
Payment on debt                                                                  --           (4,685)
Deferred loan issue costs                                                  (237,472)        (129,587)
Dry Creek Casino, L.L.C. capital contribution                                    --           75,000
Common stock issued for cash                                              2,006,222           99,959
Cash distribution to minority partners                                     (177,475)              --
                                                                        -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,591,275           40,687
                                                                        -----------      -----------

Net increase (decrease) in cash                                             550,766       (1,260,803)
Beginning cash balance                                                    3,528,631        3,968,146
                                                                        -----------      -----------
Ending cash balance                                                     $ 4,079,397      $ 2,707,343
                                                                        ===========      ===========

SUPPLEMENTAL INFORMATION:

Cash paid for interest                                                  $   346,773      $ 1,012,344
                                                                        ===========      ===========

   The accompanying notes are an integral part of these financial statements

                          NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS

         Nevada Gold & Casinos, Inc., a Nevada corporation, was formed in 1977, and since 1994 has been primarily a developer of gaming facilities and related lodging and entertainment facilities ("gaming projects"). We also have real estate interests in Colorado, California, and Nevada. We report our operations in two segments - gaming projects and other assets. For a summary of financial information concerning these two segments, please refer to the information provided in Note 8 to the Consolidated Financial Statements.

DESCRIPTION OF BUSINESS- GAMING PROJECTS

    Colorado Gaming Projects

         We are a 43% non-operating owner of Isle of Capri Black Hawk, L.L.C. ("IC-BH"). Isle of Capri Casinos, Inc. ("Isle") is the 57% operating owner. IC-BH owns and operates three casinos in Colorado (referred to collectively as the "Colorado Casinos"). Isle operates the Colorado Casinos under an agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profit of the Colorado Casinos. IC-BH's gaming properties are:

         The Isle of Capri - Black Hawk. The Isle of Capri - Black Hawk, which commenced operation in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property currently consists of a casino with approximately 1,120 slot machines and 14 table games, a 237-room hotel and 1,100 parking spaces in an attached parking garage. The Isle of Capri also offers customers a wide variety of non-gaming amenities, including a Farraddays' restaurant, a Calypso's buffet, a Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment.

         The Colorado Central Station - Black Hawk. The Colorado Central Station -Black Hawk, which IC-BH acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle of Capri. The property currently consists of a casino with approximately 750 slot machines, 10 table games and a poker room. The property also offers guests three dining options, including the Whistle Stop buffet, Fire Box restaurant, and the Chew Chew deli. Prior to the expansion project, which began in January, 2004, the property had 546 parking spaces across two parking areas. During the expansion project, valet parking is available to customers of the Colorado Central Station. The expansion project will include a new 1,200 space parking garage.

         The Colorado Grande - Cripple Creek. The Colorado Grande - Cripple Creek, which IC-BH acquired in April 2003, is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a casino with approximately 220 slot machines, no table games, a 4-room hotel and 44 parking spaces. The property offers guests dining at Maggie's restaurant.

         In January 2004, IC-BH commenced a $95 million construction project at its Black Hawk Casinos. The expansion project includes 15,000 square feet of additional gaming space, a covered skywalk to connect the two casino properties, a 1,200-space parking garage, 160 additional hotel rooms and a 200-seat restaurant. As currently planned, IC-BH expects to open the first phase, which includes two floors of parking and the casino expansion, in spring 2005. The hotel, restaurant and remaining parking are scheduled to be completed within twelve months thereafter. IC-BH is also funding approximately $20 million (which is part of the $95 million overall total) of public improvements which include extending Main Street to connect to Colorado Route 119. This will provide customers direct access to our Black Hawk casinos and parking garages at the first two traffic lights into Black Hawk. We currently expect that the extension of Main Street will be completed by late summer 2005.

    River Rock Gaming Project

         Dry Creek Casino, L.L.C., of which we own 69%, was formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians ("tribe") with the development and financing of its River Rock Casino located approximately

75 miles north of the San Francisco Bay area, in Sonoma County, California. The River Rock Entertainment Authority was formed as an unincorporated instrumentality of the tribe to own and operate the River Rock Casino. The casino features 1,600 slot machines, 16 table games, and two restaurants. As of June 30, 2004, we had a note receivable of $10 million from Dry Creek Casino, L.L.C, which loaned such funds to the River Rock Casino, and we guaranteed operating leases of approximately $570,000. Under the development and loan agreement, Dry Creek Casino, L.L.C. earns a credit enhancement fee equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization. The credit enhancement fee is payable for a period of five years, starting June 1, 2003 and ending on May 31, 2008.

    Route 66 Gaming Project

         On May 23, 2002, we entered into a joint venture (the "Route 66 Casinos, L.L.C." or "Route 66") with American Heritage, Inc., d/b/a The Gillmann Group ("The Gillmann Group") that is 51% owned by us and 49% by The Gillmann Group. The Gillmann Group had several contracts with the Laguna Development Corporation ("LDC"), a federally chartered corporation wholly-owned by the Pueblo of Laguna, the second largest pueblo in New Mexico. The Gillmann Group agreed to assign these contracts to Route 66 Casinos, L.L.C.

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

         The Route 66-themed casino opened on September 4, 2003. The 165,000-square-foot casino, located 11 miles west of Albuquerque adjacent to I-40, includes 1,250 slot machines, 20 table games, a bingo hall with 750 seats, a 2,800-seat theater/entertainment/special events venue, a cabaret lounge, and multiple food, beverage and retail outlets, plus ample paved parking for trucks and automobiles. Pueblo of Laguna's land is adjacent to I-40, the original Route 66-once termed "The Main Street of America" and made famous by the TV series Route 66.

         We are currently involved in a dispute with The Gillmann Group as discussed in Part II, Item 1. To date, we have received no cash distributions from the venture. Our portion of the earnings of the venture have been estimated and recorded based on financial information made available to us. We are vigorously defending our rights under the agreements.

    Muscogee (Creek) Nation Gaming Project

         On December 23, 2003, we (through our wholly owned subsidiary, Nevada Gold Tulsa, Inc.) entered into Development and Management Agreements with the Muscogee (Creek) Nation (the "Nation"), a federally recognized Indian tribe, pursuant to which we will assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project will be developed on and around the site of the existing Creek Shannon Cozzonie Nation Casino. The first phase will include the construction of a state-of-the-art gaming center featuring 2,000 or more gaming machines, a 150 to 250 room hotel, nearly 20,000 square feet of meeting space and a 750 to 1500 space, multi-level parking facility. Retail stores, restaurants and other entertainment venues are planned for subsequent phases. The total investment is expected to be approximately $110 million. We will assist the Nation in arranging financing and in designing, constructing, equipping and opening the gaming entertainment complex. The first phase of development is expected to be completed in late summer 2006, but there can be no assurance that it will be completed in that timeframe.

         The Management Agreement is subject to the approval of the National Indian Gaming Commission ("NIGC") prior to its becoming effective. The Development Agreement provides for a fee to us of $2.2 million upon completion of the gaming entertainment complex; provided that, if the Management Agreement is approved by the NIGC, we will not receive any fees under the Development Agreement, but will instead receive fees solely from the Management Agreement as described below. The term of the Management Agreement is for 60 months, and provides for the payment of a monthly management fee, starting after the opening of the gaming entertainment complex, equal to 12% of monthly net income less principal payments on debt based on a 10 year amortization period.

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

         Sunrise Land and Mineral. We have a 50% interest in Sunrise Land and Mineral Corporation, ("Sunrise"). Sunrise owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights and two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada. The 300 acres serves as collateral for our note receivable of $101,000 from Sunrise.

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

         Goldfield Resources, Inc. Our wholly-owned subsidiary, Goldfield Resources, Inc. ("Goldfield"), holds mining claims totaling approximately 9,000 acres in the State of Nevada,. Goldfield is not directly involved in mining operations. Goldfield has secured a mining lease for its properties with Metallic Goldfield, Inc. ("Metallic"), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects. Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement with Metallic, Metallic is primarily responsible for all regulatory compliance. However, Metallic's failure to comply with any of the applicable rules or regulations could create potential liability for Goldfield.

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

         BASIS OF PRESENTATION - These financial statements are consolidated for all majority owned subsidiaries for all years presented. The portions not owned by the Company are recorded as minority interests. Affiliated companies in which we do not have a controlling interest or for which control is expected to be temporary are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated in the financial statements.

         EQUITY METHOD OF ACCOUNTING - Our investments in IC-BH, RCI, Route 66 Casinos, L.L.C. and Sunrise are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the agreement provides that we and the joint venture partner have equal voting rights in the joint venture and the operating activities of the joint venture are currently controlled by the minority venturer (See Part II, Item 1). We record our equity in the income or losses of our investees using the same accounting periods as presented herein, except we report our equity in income or losses three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Sunrise holds approximately 300 acres of land in California and has had no operating activities, thus no equity in earnings or losses recorded during the three months periods ended June 30, 2004. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

         IMPAIRMENT OF EQUITY INVESTEES - We review our investments in equity investees for impairment, whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or is otherwise committed to provide further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as reoccurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of June 30, 2004 management believes that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the years ended March 31, 2004, 2003 and 2002.

         CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

         MINING PROPERTIES AND CLAIMS - Historically, we have capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Mining properties are recorded at their acquisition price. At June 30, 2004, management believes the net realizable value of the mineral reserves is in excess of our cost in the claims.

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

         REVENUE RECOGNITION - We record credit enhancement fee income from River Rock Casino on the accrual basis as earned. The dates on which credit enhancement fee income is actually collected is on the 15th day of each following month. It is also dependent upon the cash flow from River Rock Casino's operation. As of June 30, 2004, there was no delinquency in credit enhancement fee income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of June 30, 2004, there was no delinquency in royalty income.

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

         EARNINGS PER SHARE - The Company accounts for its earnings per share in accordance with SFAS No. 128 - "Earnings Per Share" which requires the presentation of basic and diluted earnings per share on the consolidated statement of operations. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the "treasury stock method" and for convertible debt securities using the "if converted method" (See Note 7).

         STOCK-BASED COMPENSATION - We have adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123.

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

         IMPAIRMENT OF LONG-LIVED ASSETS - We review our investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets". If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. As of June 30, 2004, we believe that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the years ended March 31, 2004, 2003 and 2002.

         LEASE GUARANTEES - In November 2002, FASB issued interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 establishes disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statements periods after December 15, 2002.

         CONCENTRATION OF RISK - We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the Federally insured limits, although no losses have been incurred in connection with such cash balances.

         SUBSTANTIAL LEVERAGE - In February 2004, IC-BH replaced the $210.7 million Senior Credit Facility with a $205 million credit facility, comprised of a $40 million revolving credit facility maturing on December 31, 2006 and a $165 million term loan maturing on December 31, 2007, The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the IC-BH casino operations has been more than sufficient to pay its debt obligations.

         At June 30, 2004, we were leveraged with $17.7 million in corporate debt and lease guarantees of approximately $570,000 for the River Rock Casino project. We also have guaranteed debt of $110,000 of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH and notes receivable collections and credit enhancement fees from the River Rock Casino have been sufficient to satisfy our current obligations. However, if we are required to perform on our outstanding guarantees, or if the debt covenant ratios of the River Rock Casino debt financing preclude the payment to us of our credit enhancement fees or outstanding note receivable to River Rock Casino, we may need to draw down on our $40 million revolving credit facility.

            COMPREHENSIVE INCOME - Comprehensive income is a broad concept of an enterprise's financial performance that includes all changes in equity during a period that arises from transactions and economic events from nonowner sources. Comprehensive income is net income plus "other comprehensive income," which consists of revenues, expenses, gains and losses that do not affect net income under accounting principles generally accepted in the United States. Other comprehensive income for us consists of adjustments to interest rate swaps, net of tax.

Comprehensive income consisted of the following:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                          ---------------------------
                                                              2004           2003
                                                          ------------   ------------
        Net income                                        $  1,723,944   $  1,673,873

        Change in fair value of interest rate swaps            140,324         (1,041)
                                                          ------------   ------------

        Comprehensive income                              $  1,864,268   $  1,672,832
                                                          ============   ============


         The accumulated other comprehensive loss reflected on the balance sheet at June 30, 2004 and March 31, 2004 consisted solely of the adjustments to interest rate swaps, net of tax.

NOTE 3.  ISLE OF CAPRI - BLACK HAWK, L.L.C.

         We are a 43% owner of IC-BH with Isle. Financing for the Isle of Capri
- Black Hawk Casino was provided by the IC-BH debt offering of $75 million in 13% First Mortgage Notes. On November 16, 2001, the IC-BH refinanced the $75 million First Mortgage Notes by entering into a $90.0 million secured credit facility (the "IC-BH Secured Credit Facility"), all of which was non-recourse to us. The IC-BH Secured Credit Facility provided for a $10.0 million revolving credit facility, a $40.0 million Tranche A term loan maturing on November 16, 2005 and a $40.0 million Tranche B term loan maturing on November 16, 2006. On April 22, 2003, the IC-BH replaced the Isle-Black Hawk Secured Credit Facility with a $210.7 million Senior Secured Credit Facility (the "IC-BH Senior Secured Credit Facility").

         The IC-BH Senior Secured Credit Facility provided for a $40.0 million revolving credit facility maturing on November 16, 2005, a $27.9 million Tranche A term loan maturing on November 16, 2005, and a $142.8 million Tranche B term loan maturing on November 16, 2006, all of which is non-recourse debt to us. The proceeds from the $105.0 million increase of the Tranche B term loan were used to provide financing for the acquisitions of the

Colorado Central Station Casino in Blackhawk, Colorado and the Colorado Grande Casino in Cripple Creek, Colorado.

         On February 6, 2004, IC-BH amended the Senior Secured Credit Facility to provide for a $40.0 million revolving credit facility maturing on December 31, 2006 or such date as the Tranche C term loans are repaid in full, whichever comes first. Tranche A and Tranche B term loans were converted into a $165.0 million Tranche C term loan maturing on December 31, 2007. The IC-BH is required to make quarterly principal payments of $400,000 on the term loan portions of the IC-BH Senior Secured Credit Facility commencing in June 2004 with a balloon payment of $159.2 million due upon maturity.

         At IC-BH's option, the $40 million revolving credit facility loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.50%. The Tranche C term loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.25%.

         The IC-BH Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. IC-BH was in compliance with these covenants as of June 30, 2004. In July 2004, IC-BH and the bank group amended certain financial covenants in its Senior Secured Credit Facility in order to allow IC-BH to remain in compliance. The Senior Secured Credit Facility is secured by liens on IC-BH's assets.

         In January 2004, IC-BH commenced a $95 million construction project at its Black Hawk Casinos. The expansion project includes 15,000 square feet of additional gaming space, a covered skywalk to connect the two casino properties, a 1,200-space parking garage, 160 additional hotel rooms and a 200-seat restaurant. As currently planned, IC-BH expects to open the first phase, which includes two floors of parking and the casino expansion, in spring 2005. The hotel, restaurant and remaining parking are scheduled to be completed within twelve months thereafter. IC-BH is also funding approximately $20 million (which is part of the $95 million overall total) of public improvements which include extending Main Street to connect to Colorado Route 119. This will provide customers direct access to our Black Hawk casinos and parking garages at the first two traffic lights into Black Hawk. We currently expect that the extension of Main Street will be completed by late summer 2005.

         Our 43% ownership of the IC-BH is being accounted for using the equity method of accounting. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. IC-BH's undistributed earnings allocable to us through July 25, 2004 (IC-BH's quarter end) totaled $2,388,380 which has been included in our statement of operations for the three months ended June 30, 2004. During the three months ended June 30, 2004 and 2003, we received cash distributions of $1,185,000 and $404,000, respectively, from IC-BH and our basis in the project through July 25, 2004 is $17,124,315.

The following is a summary of condensed financial information pertaining to IC-BH as of July 25, 2004 and for the three months then ended:

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                           BALANCE SHEETS (UNAUDITED)
                                  (IN THOUSANDS)

                                                                             July 25,       April 25,
                                                                               2004           2004
                                                                             ---------      ---------
               ASSETS
               Current assets:
                  Cash and cash equivalents                                  $  25,929      $  30,343
                  Accounts receivable - other                                      998            774
                  Accounts receivable - related parties                              7             11
                  Deferred income taxes                                            385            196
                  Inventories                                                      728            353
                  Prepaid expenses                                               1,838          1,651
                                                                             ---------      ---------
                      TOTAL CURRENT ASSETS                                      29,885         33,328

               Property and equipment, net                                     167,042        159,774
               Deferred financing costs, net of accumulated amortization         3,327          3,571
               Deferred income taxes asset                                       1,943             --
               Restricted cash                                                      62             43
               Goodwill and other intangible assets                             35,023         35,023
               Prepaid deposits and other                                          417            576
                                                                             ---------      ---------
                      TOTAL ASSETS                                           $ 237,699      $ 232,315
                                                                             =========      =========

               LIABILITIES AND MEMBERS' EQUITY Current liabilities:
               Current maturities of long-term debt                          $   1,760      $   1,853
                  Accounts payable - trade                                       2,022          1,495
                  Accounts payable - related parties                             3,173          2,154
                  Accrued liabilities:
                    Interest                                                     1,126          1,075
                    Payroll and related expenses                                 5,420          5,292
                    Property, gaming and other taxes                             2,761          3,002
                    Progressive jackpot and slot club awards                     3,726          3,667
                    Deferred income tax                                             32             --
                    Other                                                        1,804          1,735
                                                                             ---------      ---------
                      TOTAL CURRENT LIABILITIES                                 21,824         20,273

               Long-term debt, less current maturities                         163,527        163,940
               Deferred income taxes                                             1,403            451
                                                                             ---------      ---------
                      TOTAL LONG-TERM LIABILITIES                              164,930        164,391
                                                                             ---------      ---------
                      TOTAL LIABILITIES                                        186,754        184,664
               Members' equity:
                  Members' equity                                               51,127         48,327
                  Accumulated other comprehensive loss                            (182)          (676)
                                                                             ---------      ---------
                      TOTAL MEMBERS' EQUITY                                     50,945         47,651
                                                                             ---------      ---------
                      TOTAL LIABILITIES AND MEMBERS' EQUITY                  $ 237,699      $ 232,315
                                                                             =========      =========

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                          INCOME STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


                                               Three Months Ended
                                         July 25, 2004      July 23, 2003
                                         -------------      -------------
REVENUES
  Casino                                 $      40,619      $      45,983
  Rooms                                          1,464              1,543
  Food, beverage and other                       4,937              5,370
                                         -------------      -------------
    Gross revenues                              47,020             52,896
  Less promotional allowances                  (10,228)           (10,762)
                                         -------------      -------------
    Net revenues                                36,792             42,134

OPERATING EXPENSES
  Casino                                         5,741              6,757
  Gaming taxes                                   7,523              8,725
  Rooms                                            413                385
  Food, beverage and other                       1,123              1,214
  Facilities                                     1,826              1,808
  Marketing and administrative                   8,948              9,523
  Management fees                                1,633              1,909
  Depreciation and amortization                  2,384              2,173
                                         -------------      -------------

    Total operating expenses                    29,591             32,494
                                         -------------      -------------

Operating income                                 7,201              9,640

Interest expense                                (2,272)            (2,911)
Interest income                                     31                 29
                                         -------------      -------------

Income before income taxes                       4,960              6,758
Income tax (provision) benefit
    (applicable to two subsidiaries)               594               (169)
                                         -------------      -------------
Net income                               $       5,554      $       6,589
                                         =============      =============

         The difference in carrying value of our investment in IC-BH and our equity interest in IC-BH is primarily related to the fact that we originally contributed appreciated property which was recorded by IC-BH at fair market value while we continued to carry the property at its original cost basis.

         During IC-BH's quarter ended July 25, 2004, IC-BH recorded an other comprehensive gain of $494,443 related to the interest rate swap transaction. Our share of the other comprehensive gain was $140,324, net of income taxes of $72,287.

NOTE 4.  NOTES RECEIVABLE

         NOTES RECEIVABLE - DRY CREEK RANCHERIA - At June 30, 2004, Dry Creek Casino, L.L.C. had a note receivable of $10 million from the Dry Creek Rancheria Band of Pomo Indians for its River Rock Casino. In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the $32.6 million of indebtedness owed to the Dry Creek Casino, L.L.C. to $10 million, and the Dry Creek Casino, L.L.C. reduced the $31.1 million of indebtedness owed to us to $10 million. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended to provide for interest payable monthly at a rate of 9% per annum and a maturity date upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund the parking structures (anticipated to occur in late calendar year 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in calendar year 2005).

         NOTES RECEIVABLE - AFFILIATES - At June 30, 2004, Clay County Holdings, Inc ("CCH") owed us $2.3 million which amount bears an interest rate of 12% per annum, and is payable by CCH in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At June 30, 2004, Service Interactive ("SI") owed us $2.3 million which amount bears an interest rate of 12% per annum, and is payable by SI in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both loans are secured by a lien on our common stock owned by CCH with $15 million market equity value as of June 30, 2004. The outstanding balances of notes receivable from CCH and SI were each reduced by $150,000 during the three months ended June 30, 2004. At June 30, 2004, Sunrise owed us $101,000 which amount bears an interest rate of 12% per annum. CCH is our largest shareholder, beneficially owns 18% of our total outstanding common stock. The president of CCH is the son-in-law of our CEO. We currently have the option to acquire common stock of SI. We also have 50% ownership interest in Sunrise.

         NOTES RECEIVABLE - OTHER - At June 30, 2004, we had notes receivable of $2.2 million related to development of gaming projects. The notes bears an average interest rate of 10% per annum with maturity dates dependent upon the completion of project financing. During the three months ended June 30, 2004, we made loans of $2.2 million to tribes and other third parties for the purpose of exploring potential gaming development opportunities. The repayment of such loans and accrued interests will be largely dependent upon the ability to obtain financing at each gaming project and/or the performance of each gaming project. If any gaming projects are unsuccessful, any loans associated with those gaming projects will be uncollectible. Interest income on notes receivable related to gaming development projects is deferred because realizability of the interest is contingent upon the completion of project financing. Interest deferred during the development period is recognized over the remaining life of the notes.

NOTE 5.  LONG-TERM DEBT

         $13 MILLION CREDIT FACILITY - In June 2004, we settled our dispute with the holder of this credit facility by amending existing financing documents and entering into a $40 million revolving credit facility. We also reduced the amount of debt outstanding under the $13 million credit facility to $3.3 million (by drawing down $7.9 million on the $40 million revolving credit facility), which matures December 31, 2005 and amended the interest rate to 7.5% per annum. The remaining $3.3 million principal is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares.

         $40 MILLION CREDIT FACILITY - In June 2004, we entered into a $40 million revolving credit facility. The $40 million revolving credit facility allows us to draw down, on a revolving basis, up to $40 million, (less any other indebtedness owed by us under the $13 million credit facility) at any time prior to June 30, 2008. Amounts drawn under the revolving credit facility bear interest at the rate of 8.5% per annum. The current availability under this revolving credit facility is approximately $28.8 million. The convertible note and $40 million credit facility is secured by our interest in IC-BH.

         $6.5 MILLION TERM LOAN - In June, 2004, we settled a claim with a financial advisor who facilitated the procurement of the $13 million credit facility by allowing his exercise of a warrant, issuing him 801,917 shares of our common stock, and repurchasing 501,917 of these shares through the issuance of a $6.5 million note, bearing interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and 2006. Subsequently, the 501,917 shares of common stock repurchased were retired.

NOTE 6. FEDERAL AND STATES INCOME TAXES

         We have recorded a net deferred tax asset in connection with tax credit and net loss carry forwards, compensation expense in connection with issuance of stock options, and for allocated earning of our equity investments not currently taxable for federal income tax purposes.

NOTE 7. EQUITY

         In June 2004, we resolved a dispute with a financial advisor who facilitated the procurement of the $13 million credit facility by allowing his exercise of a warrant, issuing him 801,917 shares of our common stock, and repurchasing 501,917 of these shares at $13.04 per share (quoted market price) and issued a $6.5 million note, bearing interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and 2006. Subsequently, the 501,917 shares of common stock were retired. The repurchase of the shares of common stock was at the fair market value on the measurement date, which was June 10, 2004, and thus no expense was recorded.

         During the three months ended June 30, 2004, holders of 449,151 options and warrants, with average exercise price of $4.47 per share, elected to exercise and receive alike amount of our restricted and unrestricted common stock in exchange for cash proceeds of $2,006,222.

         The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS") computations, in accordance with SFAS No. 128.

                                                   THREE MONTHS ENDED JUNE 30, 2004
                                               ----------------------------------------
                                                  Income        Shares        Per-Share
                                               (Numerator)   (Denominator)     Amount
                                               -----------   -------------   ----------
BASIC EPS
Income available to common stockholders        $ 1,723,994      12,519,769   $     0.14
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                       --       1,665,544        (0.02)
Convertible debt                                    65,536       1,225,480           --
                                               -----------   -------------   ----------
FULLY DILUTED EPS
Income available to common stockholders        $ 1,789,530      15,410,793   $     0.12
                                               ===========   =============   ==========

                                                      THREE MONTHS ENDED JUNE, 2003
                                               ----------------------------------------
                                                  Income        Shares        Per-Share
                                               (Numerator)   (Denominator)     Amount
                                               -----------   -------------   ----------
BASIC EPS

Income available to common stockholders        $ 1,673,873      11,171,734   $     0.15
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                       --       2,260,448        (0.03)
Convertible debt                                    97,311       1,819,646           --
                                               -----------   -------------   ----------
DILUTED EPS
Income available to common stockholders        $ 1,771,184      15,251,828   $     0.12
                                               ===========   =============   ==========

         As discussed in Note 5, our convertible debt security is subject to an option to convert principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the quarter ended June 30, 2004 and 2003 results in this convertible debt security being dilutive.

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

                                             AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                             --------------------------------------------------

                                               Gaming               Other             Totals
                                             -----------         -----------        -----------
     Revenue                                 $ 1,638,767         $   194,967        $ 1,833,734
     Segment profit (loss)                     2,752,178             (92,100)         2,660,078
     Segment assets                           34,930,561           4,198,621         39,129,182
     Investment in Isle of Capri
      Black Hawk, L.L.C                       17,124,315                  --         17,124,315
     Investment in Route 66
      Casinos, L.L.C                           2,279,603                  --          2,279,603
     Interest expense                            439,928                  --            439,928
     Interest income                             287,500             178,064            465,564
     Equity in earnings of Isle of
      Capri Black Hawk, L.L.C                  2,388,380                  --          2,388,380
     Equity in earnings of Route 66
      Casinos, L.L.C                             431,605                  --            431,605

                                             AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                             --------------------------------------------------

                                               Gaming               Other             Totals
                                             -----------         -----------        -----------
     Revenue                                 $ 1,337,782         $   299,470        $ 1,637,252
     Segment profit (loss)                     2,607,679             (94,083)         2,513,596
     Segment assets                           46,837,916           3,987,827         50,825,743
     Investment in Isle of Capri
      Black Hawk, L.L.C.                      11,260,997                  --         11,260,997
     Investment in Route 66
      Casinos, L.L.C.                            821,208                  --            821,208
     Interest expense                          1,017,419                  --          1,017,419
     Interest income                           1,037,324             270,325          1,307,649
     Equity in earnings of Isle of
      Capri Black Hawk, L.L.C.                 2,833,347                  --          2,833,347
     Equity in earnings of Route 66
      Casinos, L.L.C.                             25,974                  --             25,974

Reconciliations of reportable segment assets to our consolidated totals are as follows:

                                                                               JUNE 30,
                                                                     -----------------------------
                                                                         2004             2003
                                                                     ------------     ------------
  Assets
  Total assets for reportable segments                               $ 39,129,182     $ 50,825,743
  Cash not allocated to segments                                        4,079,397        2,707,343
  Notes receivable not allocated to segments                            4,751,548        5,850,751
  Other assets not allocated to segments                                4,175,797        1,531,397
  Furniture, fixtures, & equipment not allocated to segments               83,068           41,636
                                                                     ------------     ------------
  Total assets                                                       $ 52,218,992     $ 60,956,870
                                                                     ============     ============

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         As of June 30, 2004, we have a total of $570,000 in guarantees on equipment financing and operating leases for the River Rock Casino. In the event of the River Rock Casino's nonperformance under the terms of the equipment financing and operating lease, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities. Assuming normal operations, we expect that our guarantees for the River Rock Casino will expire or be released within two years.

         During the quarter ended June 30, 2004 our guarantees on debt of SI for the performance of the payment obligations was $101,000. In the event of SI's nonperformance under the terms of the obligation, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

         We indemnify our officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid, provided that such insurance policy provides coverage.

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

         Equity Method of Accounting

         Our investments in IC-BH, RCI, Route 66 Casinos, L.L.C. and Sunrise are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the agreement provides that we and the joint venture partner have equal voting rights in the joint venture and the operating activities of the joint venture are currently controlled by the minority venturer (See Part II, Item 1). We record our equity in the income or losses of our investees using the same accounting periods as presented herein, except we report our equity in income or losses three months in arrears for RCI and one month in advance for IC-BH, based on their respective fiscal year ends. Sunrise holds approximately 300 acres of land in California and has had no operating activities, thus no equity in earnings or losses recorded during the three months periods ended June 30, 2004. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

         Revenue Recognition

         We record credit enhancement fee income from River Rock Casino on the accrual basis as earned. The dates on which credit enhancement fee income is actually collected is on the 15th day of each following month. It is also dependent upon the cash flow from River Rock Casino's operation. As of June 30, 2004, there was no delinquency in credit enhancement fee income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we may earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of June 30, 2004, there was no delinquency in royalty income.

         Income Taxes

         Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach is used for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.

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

General

         We are primarily a developer of gaming facilities and related lodging and entertainment facilities. We reported net income of $1,723,994 for the three months ended June 30, 2004 compared to net income of $1,673,873 for the three months ended June 30, 2003.

         Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the three months ended June 30, 2004, our allocable income from IC-BH through July 25, 2004, IC-BH's quarter end, totaled $2.4 million, compared to $2.8 million for the three months ended June 30, 2003. During the three months ended June 30, 2004, we received a cash distribution of $1.2 million from IC-BH and our basis in the project through July 25, 2004 was $17.1 million.

         We own a 69% majority interest in Dry Creek Casino, L.L.C. For financial reporting purposes, the assets, liabilities, and earnings of Dry Creek Casino, L.L.C. are included in our consolidated financial statements. The interests of the other members have been recorded as minority interests totaling $279,188 at June 30, 2004.

         We have made loans to the Dry Creek Casino, L.L.C., which has in turn made loans to the River Rock Casino. We will be repaid these loans as the Dry Creek Casino, L.L.C. is repaid. Excluding the repayments on these loans, as a member of the Dry Creek Casino, L.L.C., we will also receive credit enhancement fees from the River Rock Casino equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization for a period of five years starting June 1, 2003 and ending May 31, 2008.

         Our ownership of Route 66 Casinos, L.L.C. is accounted for using the equity method of accounting. Our investment in Route 66 Casinos, L.L.C. is stated at cost and, adjusted for our equity in the undistributed earnings or losses of Route 66 Casinos, L.L.C. During the three months ended June 30, 2004 and June 30, 2003, our portion of Route 66's undistributed earnings totaled $432,000 and $26,000, respectively.

         Our ownership of RCI is accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. During the three months ended June 30, 2004, our portion of RCI's undistributed loss through March 31, 2004 totaled $36,000. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $1 million has not been reflected in our financial statements.

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

RIVER ROCK CASINO DEBT REFINANCING

         In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the indebtedness owed to Dry Creek Casino, L.L.C., the Dry Creek Casino, L.L.C. reduced the indebtedness owed to us to $10 million, and our guarantees with respect to River Rock Casino's indebtedness were reduced to $762,000 at March 31, 2004. The $10 million note receivable to the Dry Creek Casino, L.L.C. from the River Rock Casino has been amended to provide for interest payable monthly at a rate of 9% per annum and a maturity date upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund parking structures (anticipated to occur in late calendar year 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in calendar year 2005). An identical loan agreement was entered into between us and Dry Creek Casino, L.L.C.

Results of Operations

         Comparison of the quarter ended June 30, 2004 and 2003

         REVENUES. Revenues increased 12%, or $196,000 to $1.8 million for the quarter ended June 30, 2003, compared to $1.6 million for the quarter ended June 30, 2003. Our revenue primarily consists of the following income streams:

      CREDIT ENHANCEMENT FEE INCOME

         DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization. During the quarter ended June 30 2004, the credit enhancement fee income was $1.4 million, compared to $300,000 for the quarter ended June 30, 2004. Under the development and loan agreement, we earn a credit enhancement fee equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization, starting June 1, 2003 and ending on May 31, 2008. The increase is primarily attributable to the recording of three months of credit enhancement fee income during the quarter ended June 30, 2004, compared to the recording of one month of credit enhancement fee income recorded during the quarter ended June 30, 2003.

     OTHER REVENUES

         INTEREST INCOME. Our interest income consists primarily of interest earned on loans we have made in connection with the River Rock Casino project, other gaming projects, and to our affiliates. Interest income decreased 64%, or $842,000 to $466,000 for the quarter ended June 30, 2004, compared to $1.3 million for the quarter ended June 30, 2003. The decrease is attributable to River Rock Casino's $22.6 million note receivable principal repayment in November 2003 which significantly decreased the average outstanding balance of notes receivable during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

         ROYALTY INCOME. Royalty income increased 25% to $17,000 for the quarter ended June 30, 2004, compared to $14,000 for the quarter ended June 30, 2003. The increase is attributable to increases in the base monthly Royalty Income and the Consumer Price Index which is used to calculate the royalty income. This income is derived solely from our mining agreement with Metallic. Based on our agreement with Metallic, we anticipate receiving $68,000 during fiscal 2005. However, our agreement with Metallic is terminable at any time; therefore, there is no assurance we will receive these revenues in the future.

         EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK L.L.C. Equity in earnings of IC-BH decreased 16% to $2.4 million for the quarter ended June 30, 2004 compared to $2.8 million for the quarter ended June 30, 2003. The decrease is primarily attributable to a decrease in gaming revenue caused by construction disruption related to the

$95 million expansion project in its Black Hawk properties during the quarter ended June 30, 2004. We believe such construction disruption from the expansion project will likely continue until the expansion is completed.

         EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 increased 1,562% to $432,000 for the quarter ended June 30, 2004 compared to $26,000 for the quarter ended June 30, 2003. The increase is primarily attributable to higher estimated rental revenues from the gaming equipment lease with Route 66 Casino's permanent facility which opened on September 4, 2003.

         TOTAL EXPENSES. Total expenses decreased 7%, or $139,000 to $1.8 million for the quarter ended June 30, 2004, compared to $1.9 million for the quarter ended June 30, 2003. The decrease primarily relates to an increase in general and administrative expenses, salaries, amortization of deferred loan issue cost, and write-off of capitalized development costs which were offset by a decrease in interest expenses related to reduction of our corporate debt. These items are discussed below:

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 63%, or $100,000, to $260,000 for the quarter ended June 30 2004, compared to $160,000 in the quarter ended June 30, 2003. The increase is primarily related to the expansion in our business which caused an increase in corporate office expense, office rent, travel expense and a one-time filing fee of $26,000 to American Stock Exchange.

         INTEREST EXPENSE. Interest expense decreased 57%, or $577,000, to $440,000 for the quarter ended June 30, 2004, compared to $1 million for the quarter ended June 30, 2003. The decrease is primarily related to the repayment of our $23 million credit facility in November 2003 which significantly lowered our overall weighted average outstanding corporate debt during the quarter ended June 30, 2004.

         SALARIES. Salaries increased 47%, or $128,000, to $401,000 for the quarter ended June 30, 2004, compared to $274,000 in the quarter ended June 30, 2003 related to increases in salaries and number of personnel.

         LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 3%, or $8,000, to $306,000 for the quarter ended June 30, 2004, compared to $314,000 in the quarter ended June 30, 2003.

         AMORTIZATION OF DEFERRED LOAN ISSUE COST. Amortization of deferred loan issue cost increased 23%, or $33,000, to $176,000 for the quarter ended June 30, 2004, compared to $143,000 in the quarter ended June 30, 2003. The increase is primarily attributable to the early repayment of $7.9 million on the $13 million credit facility in June 2004 which caused the acceleration in recognition of $118,000. As of June 30, 2004, we reduced the borrowing under the $13 million to $3.3 million.

         WRITE-OFF OF CAPITALIZED DEVELOPMENT COSTS. During the quarter ended June 30, 2004, we recorded $181,000 of write off of capitalized development cost related to our decision to no longer pursue development of one of our gaming projects.

         NET INCOME. Net income before federal and state income tax provision increased 6% or $146,000 to $2.7 million for the quarter ended June 30, 2004 as compared to $2.5 million for the quarter ended June 30, 2003. Net income increased 3% or $50,000 to $1.72 million for the quarter ended June 30, 2004 as compared to net income of $1.67 million in the quarter ended June 30, 2003. The effective tax rate for the quarters ended June 30, 2004 and June 30, 2003 were 35% and 33%, respectively.

Liquidity and Capital Resources

         OPERATING ACTIVITIES. Net cash provided by operating activities during the three months ended June 30, 2004 amounted to $1.4 million, compared to $414,000 of net cash used in operating activities during the three months ended June 30, 2003. The increase was primarily related to an increase in cash distributions from IC-BH and an increase in the amount of credit enhancement fee income received from River Rock Casino Project.

         INVESTING ACTIVITIES. Net cash used in investing activities during the three months ended June 30, 2004, amounted to $2.5 million, an increase of $1.6 million, over the $888,000 of net cash used in investing activities in the three months ended June 30, 2003. The increase is primarily related to $1.9 million of advances made during the three months ended June 30, 2004, compared to $4.1 million of advance during the three months ended June 30, 2003, and $806,000 of development costs expended in connection with gaming project developments.

         FINANCING ACTIVITIES. Net cash used by financing activities during the three months ended June 30, 2004 amounted to $1.6 million, an increase of $1.6 million, compared to the $41,000 of net cash provided by financing activities in the three months ended June 30, 2003. The increase was primarily related to the $2 million of proceeds received from exercising warrants and options offset by the payment of $237,000 of deferred loan issue cost related to the drawdown of $7.9 million under the $40 million credit facility.

         At June 30, 2004, we had cash available of $4.1 million. In June 2004, we amended the existing financing documents relating to the $13 million credit facility and entered into a $40 million revolving credit facility. We reduced the amount of debt outstanding under the $13 million credit facility to approximately $3.3 million (by drawing down approximately $7.9 million on the $40 million revolving credit facility), which matures December 31, 2005, and amended the interest rate to 7.5% per annum. The remaining $3.3 million principal amount is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. The $40 million revolving credit facility allows us to draw down, on a revolving basis, up to $40 million (less any other indebtedness owed by us to the lender) at any time prior to June 30, 2008. Amounts drawn under the revolving credit facility bear interest at the rate of 8.5% per annum. The current availability under this revolving credit facility is approximately $28.8 million. The convertible note and $40 million credit facility are secured by our interest in IC-BH. Concurrently with the resolution of this matter, we resolved a dispute with a financial advisor who facilitated the procurement of the $13 million credit facility by allowing his exercise of a warrant, issuing him 801,917 shares of our common stock, and repurchasing 501,917 of these shares at $13.04 per share through the issuance of a $6.5 million note, bearing interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and 2006. Subsequently, the 501,917 shares of common stock repurchased were retired. The repurchase of the shares of common stock was at fair market value on the date of transaction, and thus no expense was recorded.

         During the next twelve months, we expect to receive cash distributions from IC-BH of approximately $3 million to $4 million based on our current estimates, and note receivable collections of $1.2 million from affiliate companies. In addition, we anticipate that Dry Creek Casino, L.L.C. will be receiving its credit enhancement fee from River Rock Casino, provided the casino is in compliance with its debt covenants with respect to its $200 million debt financing. In addition, we will have available funds under the $40 million revolving credit facility - currently we have $28.8 million available under this facility. We believe we have adequate capital to fund our operations for the next twelve months.

         At June 30, 2004, we were leveraged with $17.7 million in corporate debt and lease guarantees of approximately $570,000 for the River Rock Casino project. We also have guaranteed debt of $150,000 of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH, and notes receivable collections and credit enhancement fees from the River Rock Casino have been sufficient to satisfy our current obligations. However, if we are required to perform on our outstanding guarantees, or if the debt covenant ratios of the River Rock Casino debt financing preclude the payment to us of our credit enhancement fees or outstanding note receivable to River Rock Casino, we may need to draw down on our $40 million revolving credit facility.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Management of the Company, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes in the Company's internal controls over financial reporting that occurred during three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We and our subsidiaries are, from time to time, defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting us and our subsidiaries.

         Route 66 Casino. In September 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos, L.L.C. Route 66 Casinos, L.L.C. was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group's agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Route 66 Casinos, L.L.C. Operating Agreement, governed the relationship of the parties relating to the Route 66 gaming operation. Pursuant to this agreement, we are to receive 51% of the net revenue from the Route 66 gaming operation. This agreement, which was signed by both us and The Gillmann Group, contains an arbitration clause.

         In addition to the operating agreement, the parties also entered into a promissory note and a right of first refusal agreement, whereby The Gillmann Group agreed to offer us the right to partner on future gaming projects. The Gillmann Group and Mr. Gillmann have breached each of these agreements.

         We initiated arbitration proceedings pursuant to the Route 66 Casinos, L.L.C. operating agreement; however, The Gillmann Group and Mr. Gillmann refused to participate on the ground that the operating agreement is invalid. We then filed a lawsuit in state district court in Harris County, Texas, initially seeking to recover payment pursuant to the promissory note. We have since amended our claims to include breach of contract, breach of fiduciary duty, fraud and other claims related to The Gillmann Group's repudiation of the Route 66 Casinos, L.L.C. operating agreement and right of first refusal agreement.

         The Gillmann Group then filed a lawsuit in state district court in Clark County, Nevada. In its lawsuit, The Gillmann Group seeks judicial dissolution of Route 66 Casinos, L.L.C. and seeks a declaratory judgment that the operating agreement is void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court. Likewise, the Nevada Supreme Court has ordered the parties not to participate in arbitration until it rules on whether the dispute is subject to arbitration. A ruling is expected within the next few months.

         Meanwhile, the related lawsuit in Texas has been stayed pending the outcome of the Nevada appeal. However, the stay was recently lifted for the limited purpose of allowing The Gillmann Group to move for partial summary judgment on certain limited provisions of the right of first refusal agreement We will vigorously defend against The Gillmann Group's motion for partial summary judgment.

         Credit Facility. The holder of our $13 million credit facility commenced an arbitration proceeding against us in Harris County, Texas. In June 2004, we settled our dispute by amending the existing financing documents relating to the $13 million credit facility and entered into a $40 million revolving credit facility. We reduced the amount of debt outstanding under the $13 million credit facility to approximately $3.3 million (by drawing down approximately $7.9 million on the $40 million revolving credit facility), which matures December 31, 2005, and amended the interest rate to 7.5% per annum. The remaining $3.3 million principal amount is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. The $40 million revolving credit facility allows us to draw down, on a revolving basis, up to $40 million (less any other indebtedness owed by us to the lender) at any time prior to June 30, 2008. Amounts drawn under the revolving credit facility bear interest at the rate of 8.5% per annum. The current availability under this revolving credit facility is approximately $28.8 million. The convertible note and $40 million credit facility are secured by our interest in IC-BH. Concurrently with resolution of this matter, we resolved a dispute with a financial advisor who facilitated the procurement of the $13 million credit facility by allowing his exercise of a warrant, issuing him 801,917 shares of our common stock, and repurchasing 501,917 of these shares at $13.04 per share through the issuance of a $6.5 million note, bearing interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and 2006. Subsequently, the 501,917 shares of common stock repurchased were retired. The repurchase of the shares of common stock was at the fair market value on the measurement date, which was June 10, 2004, and thus no expense was recorded.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2004, we issued 52,000 shares of common stock for an aggregate purchase price of $162,500 upon the exercise of outstanding warrants. The transactions were completed pursuant to Section 4(2) of the Securities Act of 1933. The transactions did not involve any public offering. Each recipient either received adequate information about the Company or had access to such information, and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. All sales were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are to be filed as part of this report:

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------
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

         3.2      Amended and Restated Bylaws of Nevada Gold & Casinos, Inc.
                  (filed previously as Exhibit 3.2 to the company's From 10-QSB, Filed August 14, 2002)

         4.1 Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)

         4.5 Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company's Form S-8, file no.
                  333-100517)

         10.1     Second Amended and Restated Operating Agreement of Isle of
                  Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to
                  Form 10-K, filed on July 14, 2004)

         10.2     First Amended and Restated Members Agreement dated April 22,
                  2003 by and between Casino America of Colorado, Inc., Casino
                  America, Inc., Blackhawk Gold, Ltd., and Nevada Gold &
                  Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K, filed on July 14, 2004)

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

         14 Code of Ethics (filed previously as Exhibit 14 to Form 10-K, filed on July 14, 2004)

         31.1(*)  Chief Executive Officer Certification Pursuant to Section
                  13a-14 of the Securities Exchange Act.

         31.2(*)  Chief Financial Officer Certification Pursuant to Section
                  13a-14 of the Securities Exchange Act.

         32.1(*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2(*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) filed herewith

(b) Reports on Form 8-K - During the quarter ended June 30, 2004 we filed a Form 8-K on June 18, 2004 in which we announced our financial results for the Fiscal year ended March 31, 2004, pursuant to Item 12 of the form.

         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.
--------------------------


By: /s/ Christopher Domijan
---------------------------
Christopher Domijan, Chief Financial Officer

Date: August 9, 2004

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------
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

         3.2      Amended and Restated Bylaws of Nevada Gold & Casinos, Inc.
                  (filed previously as Exhibit 3.2 to the company's From 10-QSB, Filed August 14, 2002)

         4.1 Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)

         4.5 Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company's Form S-8, file no.
                  333-100517)

         10.1     Second Amended and Restated Operating Agreement of Isle of
                  Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to
                  Form 10-K, filed on July 14, 2004)

         10.2     First Amended and Restated Members Agreement dated April 22,
                  2003 by and between Casino America of Colorado, Inc., Casino
                  America, Inc., Blackhawk Gold, Ltd., and Nevada Gold &
                  Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K, filed on July 14, 2004)

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

         14 Code of Ethics (filed previously as Exhibit 14 to Form 10-K, filed on July 14, 2004)

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