Form 10-Q
period 2004-09-30
NEVADA GOLD & CASINOS INC
filed 2004-11-09
CIK 277058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     (Mark  One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  fiscal  period  ended  September  30,  2004

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from____________________ to ____________________

                         Commission file number 1-15517
                                                -------

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

     The number of common shares outstanding was 13,342,103 as of November 8, 2004.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND
           MARCH 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . .    3
         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 . . . . . . . . . . . .    4
         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
           MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 . . . . . . . . . . . .    5
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR
           THE SIX MONTHS ENDED SEPTEMBER 30, 2004. . . . . . . . . . . . .    6
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
           MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 . . . . . . . . . . . .    7
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . .    8
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .   22
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . .   30
ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . .   30


                         PART II. OTHER INFORMATION
                         --------------------------

ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .   30
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . . .   31
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . .   32
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .   32
ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .   33
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .   33

                                       PART I. FINANCIAL INFORMATION
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS
                                        NEVADA GOLD & CASINOS, INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,    MARCH 31,
                                                                             ---------------  ------------
                                                                                  2004            2004
                                                  ASSETS                       (Unaudited)     (Audited)
CURRENT ASSETS
Cash and cash equivalents                                                    $    3,743,344   $ 3,528,631
Accounts receivable                                                                 461,858       216,322
Income tax receivable                                                             2,522,000     2,522,000
Notes receivable from affiliates, current portion                                 1,500,000     1,200,000
Other assets                                                                        326,497        79,272
                                                                             ---------------  ------------
     TOTAL CURRENT ASSETS                                                         8,553,699     7,546,225
                                                                             ---------------  ------------
Joint ventures in equity investees:
   Isle of Capri Black Hawk, L.L.C.                                              17,666,772    15,708,324
   Route 66 Casinos, L.L.C.                                                       2,689,310     1,852,828
   Sunrise Land and Mineral Corporation                                             371,750       371,750
Investments in development and operating projects:
  Dry Creek Casino, L.L.C., gaming                                                1,218,115     1,264,164
  Nevada Gold Tulsa, Inc., gaming                                                 1,060,929       744,617
  Gold River, L.L.C., gaming                                                        315,748        19,770
  Gold Mountain Development, L.L.C., real estate                                  3,355,600     3,342,207
  Goldfield Resources, Inc., mining                                                 480,812       480,812
  Other assets - gaming                                                             429,055       414,571
Notes receivable from Dry Creek Rancheria                                        10,000,000    10,000,000
Notes receivable from affiliates                                                  3,351,459     3,839,586
Notes receivable - gaming projects                                                3,592,423             -
Deferred loan issue cost, net                                                       383,933       285,450
Deferred tax asset                                                                1,407,340             -
Furniture, fixtures and equipment, net of accumulated depreciation
  of $133,372 at September 30, 2004 and $124,609 at March 31, 2004                  100,202        80,753
                                                                             ---------------  ------------
     TOTAL ASSETS                                                            $   54,977,147   $45,951,057
                                                                             ===============  ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                     $      861,555   $ 1,205,241
Deferred tax liability                                                                    -     2,517,678
Current portion of long-term debt                                                 3,272,500       -     _
                                                                             ---------------  ------------
     TOTAL CURRENT LIABILITIES                                                    4,134,055     3,722,919
                                                                             ---------------  ------------

LONG-TERM DEBT
Deferred income                                                                      71,111       145,833
Convertible Note, net of discount                                                 3,225,169    11,029,266
Term Note payable, net of current portion                                         3,272,500             -
Note payable on credit facility                                                  10,915,671
                                                                             ---------------  ------------
     TOTAL LONG-TERM DEBT                                                        17,484,451    11,175,099
                                                                             ---------------  ------------
     TOTAL LIABILITIES                                                           21,618,506    14,898,018
                                                                             ---------------  ------------

COMMITMENTS AND CONTINGENCIES                                                             -             -
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                        284,619       253,719
STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 13,342,103 and
12,279,352 shares outstanding at September 30, 2004, and March 31, 2004,
respectively                                                                      1,601,052     1,473,522
Additional paid in capital                                                       20,788,588    19,256,200
Treasury Stock, 214,900 shares, at cost                                          (2,366,449)            -
Retained earnings                                                                13,092,056    10,261,455
Accumulated other comprehensive loss                                                (41,225)     (191,857)
                                                                             ---------------  ------------
     TOTAL STOCKHOLDERS' EQUITY                                                  33,074,022    30,799,320
                                                                             ---------------  ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   54,977,147   $45,951,057
                                                                             ===============  ============

                The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended
                                                       September 30,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
REVENUES
Gaming asset participation income:
  Dry Creek Casino, L.L.C.                      $ 1,065,868   $ 1,408,750
Other income:
  Interest income                                   460,836     1,245,651
  Royalty income                                     16,903        15,134
  Miscellaneous income                                    -        19,330
                                                ------------  ------------

    TOTAL REVENUES                                1,543,607     2,688,865
                                                ------------  ------------

EXPENSES
General and administrative                          231,617       211,621
Interest expense                                    378,471     1,044,487
Salaries                                            555,137       286,551
Legal and professional fees                         375,052       528,291
Amortization of deferred loan issue cost             53,265      (149,663)
Write-off of project development costs                    -        23,403
Other                                                71,710        46,678
                                                ------------  ------------

    TOTAL EXPENSES                                1,665,252     1,991,368
                                                ------------  ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK    1,650,838     2,657,101
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C.      414,537       192,300
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.       (158,881)     (215,632)
                                                ------------  ------------

Income before income tax provision                1,784,849     3,331,266

Federal income tax provision - deferred            (678,242)   (1,147,355)
                                                ------------  ------------
NET INCOME                                      $ 1,106,607   $ 2,183,911
                                                ============  ============

PER SHARE INFORMATION
Net income per common share - basic             $      0.08   $      0.19
                                                ============  ============

Net income per common share - diluted           $      0.08   $      0.15
                                                ============  ============

Basic weighted average number of
  common shares outstanding                      13,038,239    11,251,185
                                                ============  ============

Fully diluted weighted average number of
  common shares outstanding                      14,664,122    15,628,252
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Six Months Ended
                                                       September 30,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
REVENUES
Gaming asset participation income:
  Dry Creek Casino, L.L.C.                      $ 2,417,135   $ 1,709,208
Other income:
  Interest income                                   926,401     2,553,300
  Royalty income                                     33,805        28,634
  Miscellaneous income                                    -        34,975
                                                ------------  ------------

    TOTAL REVENUES                                3,377,341     4,326,117
                                                ------------  ------------

EXPENSES
General and administrative                          491,361       371,426
Interest expense                                    818,399     2,061,906
Salaries                                            956,457       560,155
Legal and professional fees                         681,047       842,317
Amortization of deferred loan issue cost            228,989        (7,040)
Write-off of Project development costs              180,850        23,403
Other                                                98,846        68,886
                                                ------------  ------------

    TOTAL EXPENSES                                3,455,949     3,921,053
                                                ------------  ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK    4,039,218     5,490,448
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C.      846,142       218,274
MINORITY INTEREST - DRY CREEK CASINO, L.L.C.       (361,825)     (268,924)
                                                ------------  ------------

Income before income tax provision                4,444,927     5,844,862

Federal income tax provision - deferred          (1,614,326)   (1,987,078)
                                                ------------  ------------
NET INCOME                                      $ 2,830,601   $ 3,857,784
                                                ============  ============

PER SHARE INFORMATION
Net income per common share - basic             $      0.22   $      0.34
                                                ============  ============

Net income per common share - diluted           $      0.20   $      0.26
                                                ============  ============

Basic weighted average number of
  common shares outstanding                      12,780,421    11,211,676
                                                ============  ============

Fully diluted weighted average number of
  common shares outstanding                      14,930,353    15,465,796
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                                   NEVADA GOLD & CASINOS, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Accumulated
                                                                                        Other
                                     Common Stock         Additional                   Compre                         Total
                               ------------------------      Paid        Retained      hensive       Treasury     Stockholders'
                                 Shares       Amount       in Capital    Earnings       Loss          Stock          Equity
                               -----------  -----------  ------------  -----------  -------------  ------------  ---------------
Balance at 4/1/2004            12,279,352   $1,473,522   $19,256,200   $10,261,455  $   (191,857)  $         -   $   30,799,320

Exercise of stock options         762,751       91,530     2,458,467             -             -             -        2,549,997
Repurchase of common stock
(716,817 shares), at cost               -            -             -             -             -    (8,911,449)      (8,911,449)
Retirement of treasury stock     (501,917)     (60,230)   (6,484,770)            -             -     6,545,000                -
Stock issued for cashless
warrant exercise                  801,917       96,230       (96,230)            -             -             -                -
Tax benefit of option and
warrant exercises                       -            -     5,616,944             -             -             -        5,616,944
Options issued for services             -            -        37,977             -             -             -           37,977

Comprehensive income:
  Net income                            -            -             -     2,830,601             -             -        2,830,601
  Other comprehensive income,
  net of tax,
    on interest rate swap               -            -             -             -       150,632             -          150,632
                                                                                                                 ---------------
  Comprehensive income                  -            -             -             -             -             -        2,981,233
                               -----------  -----------  ------------  -----------  -------------  ------------  ---------------

Balance at 9/30/2004           13,342,103   $1,601,052   $20,788,588   $13,092,056  $    (41,225)  $(2,366,449)  $   33,074,022
                               ===========  ===========  ============  ===========  =============  ============  ===============

                     The accompanying notes are an integral part of these consolidated financial statements.

                            NEVADA GOLD & CASINOS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                             Six Months Ended
                                                               September 30,
                                                        --------------------------
                                                            2004          2003
                                                        ------------  ------------
CASH FLOWS - OPERATING ACTIVITIES:
Net income                                              $ 2,830,601   $ 3,857,784
Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
  Depreciation                                               18,161        11,581
  Options issued to consultants                              37,977        77,500
  Amortization of beneficial conversion
    and deferred loan issue costs                           340,564        79,576
  Amortization of project development cost                   55,709        57,751
  Amortization of deferred income                          (125,000)     (143,960)
  Write-off of project development cost                     180,850        23,403
  Equity in earnings of Isle of Capri-Black Hawk         (4,039,218)   (5,490,448)
  Cash distribution from Isle of Capri-Black Hawk         2,309,000     1,461,000
  Equity in earnings of Route 66 Casinos, L.L.C.           (846,142)     (218,274)
  Deferred income tax expense                             1,614,326     1,987,078
  Minority interest - Dry Creek Casino, L.L.C.              361,825       268,924
Changes in operating assets and liabilities:
    Receivables and other assets                           (568,402)   (2,737,123)
    Accounts payable and accrued liabilities               (293,407)       38,989
                                                        ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       1,876,844      (726,219)
                                                        ------------  ------------

CASH FLOWS - INVESTING ACTIVITIES:
Project asset expenditures                               (1,040,550)     (769,776)
Purchase of furniture, fixtures and equipment               (37,610)       (5,185)
Advances on note receivable - Dry Creek Rancheria                 -    (4,089,855)
Collections on note receivable - other                            -     3,339,060
Advances on notes receivable - other                     (3,297,249)            -
Collections on notes receivable from affiliates             300,000       600,000
Advances on note receivable from affiliate                 (111,873)      (50,963)
                                                        ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                    (4,187,282)     (976,719)
                                                        ------------  ------------

CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from borrowing on credit facility                3,000,000             -
Payments on debt                                                  -      (609,546)
Repurchase of common stock                               (2,366,449)            -
Deferred loan issue costs                                  (327,472)     (129,587)
Dry Creek Casino, L.L.C. capital contribution                     -        75,000
Proceeds from exercises of stock options                  2,549,997       307,870
Cash distribution to minority partners                     (330,925)            -
                                                        ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       2,525,151      (356,263)
                                                        ------------  ------------

Net increase (decrease) in cash                             214,713    (2,059,201)
Beginning cash balance                                    3,528,631     3,968,146
                                                        ------------  ------------
Ending cash balance                                     $ 3,743,344   $ 1,908,945
                                                        ============  ============

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                  $   693,546   $ 2,428,198
                                                        ------------  ------------

     The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  BUSINESS
          --------

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

     The Isle of Capri - Black Hawk. The Isle of Capri - Black Hawk, which commenced operation in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property currently consists of a casino with approximately 1,120 slot machines and 14 table games, a 237-room hotel and 1,100 parking spaces in an attached parking garage. The Isle of Capri - Black Hawk also offers customers a wide variety of non-gaming amenities, including a Farraddays' restaurant, a Calypso's buffet, a Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment.

     The Colorado Central Station - Black Hawk. The Colorado Central Station - Black Hawk, which IC-BH acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle of Capri - Black Hawk. The property currently consists of a casino with approximately 750 slot machines, 10 table games and a poker room. The property also offers guests three dining options, including the Whistle Stop buffet, Fire Box restaurant, and the Chew Chew deli. This property is currently undergoing an expansion, discussed in more detail below. Prior to the expansion project, which began in January, 2004, the property had 546 parking spaces across two parking areas. During the expansion project, valet parking is available to customers of the Colorado Central Station. The expansion project will include a new 1,200 space parking garage.

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

  River  Rock  Gaming  Project

     Dry Creek Casino, L.L.C., of which we own 69%, was formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians ("tribe") with the development and financing of its River Rock Casino located approximately 75 miles north of the San Francisco Bay area, in Sonoma County, California. The River Rock Entertainment

Authority was formed as an unincorporated instrumentality of the tribe to own and operate the River Rock Casino. The casino features 1,600 slot machines, 16 table games, and two restaurants. As of September 30, 2004, we had a note receivable of $10 million from Dry Creek Casino, L.L.C, which loaned such funds to the River Rock Casino, and we guaranteed operating leases of approximately $463,000. Under the development and loan agreement, Dry Creek Casino, L.L.C.
earns a credit enhancement fee equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization. The credit enhancement fee is payable for a period of five years, starting June 1, 2003 and ending on May 31, 2008.

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

     We are currently involved in a dispute with The Gillmann Group as discussed in Part II, Item 1. To date, we have received no cash distributions from the venture. Our portion of the earnings of the venture have been estimated and recorded based on financial information made available to us. We are vigorously pursuing our rights under the agreements.

  Muscogee  (Creek)  Nation  Gaming  Project

     On December 23, 2003, we (through our wholly owned subsidiary, Nevada Gold Tulsa, Inc.) entered into Development and Management Agreements with the Muscogee (Creek) Nation (the "Nation"), a federally recognized Indian tribe, pursuant to which we will assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project will be developed on and around the site of the existing Creek Nation Casino. The first phase will include the construction of a state-of-the-art gaming center featuring 2,000 or more gaming machines, a 150 to 250 room hotel, nearly 20,000 square feet of meeting space and a 750 to 1500 space, multi-level parking facility. Retail stores, restaurants and other entertainment venues are planned for subsequent phases. The Nation's total investment in the casino is expected to be approximately $110 million. We will assist the Nation in arranging financing and in designing, constructing, equipping and opening the gaming entertainment complex. The first phase of development is expected to be completed in late summer 2006, but there can be no assurance that it will be completed in that timeframe.

     The Management Agreement is subject to the approval of the National Indian Gaming Commission ("NIGC") prior to its becoming effective. The Development Agreement provides for a fee to us of $2.2 million upon completion of the gaming entertainment complex; however, if the Management Agreement is approved by the NIGC, we will not receive any fees under the Development Agreement, but will instead receive fees solely from the Management Agreement as described below. The term of the Management Agreement is for 60 months, and provides for the payment of a monthly management fee, starting after the opening of the gaming entertainment complex, equal to 12% of monthly net income less principal payments on debt based on a 10 year amortization period.

  La  Jolla  Band  of  Luiseno  Mission  Indians

     On August 9, 2004, we (through our wholly owned subsidiary, Gold River, L.L.L.) entered into Development Agreement with the La Jolla Band of Luiseno Mission Indians, a federally recognized Indian Tribe, pursuant to which we will assist the Tribe in developing, constructing, and managing a gaming facility. A Management Agreement with the Tribe is being finalized. The multi-phase project will be developed on the 9,998 acre La Jolla Indian Reservation in Pauma Valley, California. The first phase will include the construction of a casino with approximately 349 slot machines, 12 table games, a hotel, dining facilities and parking. The total project cost for the first phase will be approximately $25 million. Subsequent phases may include an expanded casino, RV-park, additional restaurants and other entertainment venues. We will receive a management fee of 23% of pretax income over a five year period, with a two year period renewal for the first phase, and a new five year term for any subsequent phase. We will also receive a 2% development fee on the total project costs of each phase.

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

     Sunrise Land and Mineral. We have a 50% interest in Sunrise Land and Mineral Corporation, ("Sunrise"). Sunrise owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights and mining leases consisting of approximately 8,600 acres in White Pine County, Nevada. The 300 acres serves as collateral for our note receivable of $201,000 from Sunrise.

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

     Goldfield Resources, Inc. Our wholly-owned subsidiary, Goldfield Resources, Inc. ("Goldfield"), holds mining claims totaling approximately 9,000 acres in the State of Nevada. Goldfield is not directly involved in mining operations. Goldfield has secured a mining lease for its properties with Metallic Goldfield, Inc. ("Metallic"), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects. Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement with Metallic, Metallic is primarily responsible for all regulatory compliance. However, Metallic's failure to comply with any of the applicable rules or regulations could create potential liability for Goldfield.


NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

     The financial statements included herein have been prepared by us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations, although we believe that all disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

     EQUITY METHOD OF ACCOUNTING - Our investments in IC-BH, Route 66 Casinos, L.L.C., Sunrise, and RCI are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the agreement provides that we and the joint venture partner have equal voting rights in the joint venture and the operating activities of the joint venture are currently controlled by the minority venturer (See Part II, Item 1). We record our equity in the income or losses of our equity investees using the same reporting periods as presented here in, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year) and one month in advance for IC-BH (which has a fiscal year ending on the last Sunday in April.) Sunrise holds approximately 300 acres of land in California and has no operating activities, thus there has been no equity in earnings or losses recorded during the three and six months periods ended September 30, 2004 and 2003. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable for federal income tax purposes.

     IMPAIRMENT OF EQUITY INVESTEES - We review our investments in equity investees for impairment, whenever events or changes in circumstances indicate that the carrying amount of the investment has experienced a decline in value that is other than temporary and may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or if we are otherwise committed to provide further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as reoccurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of September 30, 2004 management believes that no impairment exists based upon periodic reviews. Furthermore, no impairment losses have been required to be recorded for the fiscal years ended March 31, 2004, 2003 and 2002.

     CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

     REAL ESTATE HELD FOR DEVELOPMENT - Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado and Nevada County, California. Property held for development is carried at the lower of cost or net realizable value. We review our investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. As of September 30, 2004, we believe that no impairment exists based upon periodic reviews. Furthermore, no impairment losses have been required to be recorded for the fiscal years ended March 31, 2004, 2003, and 2002.

     CAPITALIZED PROJECT DEVELOPMENT COSTS - We capitalized certain third party legal, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of gaming and real estate projects. Development expenditures are recorded on the cost basis. The costs are amortized over their estimated useful life of the project. When accumulated costs on a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to expense.

     MINING PROPERTIES AND CLAIMS - Historically, we have capitalized costs of acquiring and developing mineral claims until the properties are placed into production. At that time, costs will be amortized on a units-of-production basis. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Mining properties are recorded at their acquisition price. At September 30, 2004, management believes the net realizable value of the mineral reserves is in excess of our cost in the claims.


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

     DEFERRED LOAN COSTS - Deferred loan costs are comprised of direct costs of securing financing. These costs are amortized to expense on a straight-line basis over the underlying life of the debt instrument.

     REVENUE RECOGNITION - We accrue credit enhancement fees earned from River Rock Casino for each month as earned. The credit enhancement fee income is due on the 15th day of the month following the month its earned. As of September 30, 2004, there has been no delinquency in the collection of credit enhancement fees.

     We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. Interest income on notes receivable related to certain gaming development projects is deferred because realizability of the interest is contingent upon the completion of project financing or the cash flow from operations of the gaming projects. Interest deferred during the development period is recognized over the remaining life of the notes using the effective interest method.

     We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of the base monthly royalty income that we may earn fluctuate with changes in the Consumer Price Index (effective in August 2003) which is used to calculate the royalty income. As of September 30, 2004, there has been no delinquency in the collection of royalty income.

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

     STOCK-BASED COMPENSATION - We have adopted SFAS No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for Stock Issued to

Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123.

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

     IMPAIRMENT OF LONG-LIVED ASSETS - We review our investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. As of September 30, 2004, we believe that no impairment exists based upon periodic reviews. Furthermore, no impairment losses have been required to be recorded for the fiscal years ended March 31, 2004 , 2003 and 2002.

     CONCENTRATION OF RISK - We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the Federally insured limits, although no losses have been incurred in connection with such cash balances.

     SUBSTANTIAL LEVERAGE - In February 2004, IC-BH replaced the $210.7 million Senior Credit Facility with a $205 million credit facility, comprised of a $40 million revolving credit facility maturing on December 31, 2006 and a $165 million term loan maturing on December 31, 2007. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its possible impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the IC-BH casino operations has been more than sufficient to pay its debt obligations.

     At September 30, 2004, we were leveraged with $20.7 million in corporate debt and lease guarantees of approximately $463,000 for the River Rock Casino project. We also have guaranteed debt of $95,000 of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH, notes receivable collections and credit enhancement fees from the River Rock Casino have been sufficient to satisfy our current obligations. However, if we are required to perform on our outstanding guarantees, or if the debt covenant ratios of the River Rock Casino debt financing preclude the payment to us of our credit enhancement fees or outstanding note receivable to River Rock Casino, we may need to borrow from our $40 million revolving credit facility to meet our current obligations.

     COMPREHENSIVE INCOME - Comprehensive income is a broad concept of an enterprise's financial performance that includes all changes in equity during a period that arises from transactions and economic events from nonowner sources. Comprehensive income is net income plus "other comprehensive income," which consists of revenues, expenses, gains and losses that do not affect net income under U.S. generally accepted accounting principles. Other comprehensive income consists of adjustments to interest rate swaps, net of tax relating to our equity investment in IC-BH.

Comprehensive  income  consisted  of  the  following:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                             ----------------------  ----------------------
                                                2004        2003        2004        2003
                                             ----------  ----------  ----------  ----------
Net income                                   $1,106,607  $2,183,911  $2,830,601  $3,857,784
Change in fair value of interest rate swaps      10,308      76,523     150,632     207,116
                                             ----------  ----------  ----------  ----------

Comprehensive income                         $1,116,915  $2,260,434  $2,981,233  $4,064,900
                                             ==========  ==========  ==========  ==========

     The accumulated other comprehensive loss reflected on the balance sheet at September 30, 2004 and March 31, 2004 consisted solely of the adjustments to interest rate swaps, net of tax.

NOTE  3.  ISLE  OF  CAPRI  -  BLACK  HAWK,  L.L.C.
          ----------------------------------------

     We are a 43% owner of IC-BH with Isle. IC-BH has a Senior Secured Credit Facility which provides for a $40 million revolving credit facility maturing on December 31, 2006 or such date as the Tranche C term loans are repaid in full, whichever comes first. Tranche A and Tranche B term loans were converted into a $165 million Tranche C term loan maturing on December 31, 2007. IC-BH is required to make quarterly principal payments of $400,000 on the term loan portions of the IC-BH Senior Secured Credit Facility commencing in June 2004 with a balloon payment of $159.2 million due upon maturity.

     At IC-BH's option, the $40 million revolving credit facility loan bears interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50% or (2) a rate tied to LIBOR plus an applicable margin of up to 3.50%. The Tranche C term loan bears interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.00% or (2) a rate tied to LIBOR plus an applicable margin of up to 3.25%.

     The IC-BH Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. IC-BH and the bank group amended certain financial covenants in its Senior Secured Credit Facility in July 2004. IC-BH was in compliance with these covenants as of September 30, 2004. The Senior Secured Facility is secured by liens on IC-BH's assets.

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

     Our 43% ownership of the IC-BH is being accounted for using the equity method. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of IC-BH. IC-BH's undistributed earnings allocable to us through October 24, 2004 (IC-BH's quarter end) totaled $1,650,838 and $4,039,218 which has been included in our statement of operations for the three and six months ended September 30, 2004, respectively. During the six months ended September 30, 2004 and 2003, we received cash distributions of $2,309,000 and $1,461,000, respectively, from IC-BH and our basis in the project through October 24, 2004 is $17,666,772.

The following is a summary of financial information pertaining to IC-BH for the periods presented:

                           ISLE OF CAPRI BLACK HAWK, L.L.C.
                              BALANCE SHEETS (UNAUDITED)
                                    (IN THOUSANDS)

                                                            October 24,    April 25,
                                                               2004          2004
                                                           --------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                $     16,416   $   30,343
  Accounts receivable - other                                       936          774
  Accounts receivable - related parties                               -           11
  Deferred income taxes                                           1,776          196
  Inventories                                                       786          353
  Prepaid expenses                                                2,047        1,651
                                                           --------------------------
        TOTAL CURRENT ASSETS                                     21,961       33,328

Property and equipment, net                                     184,046      159,774
Deferred financing costs, net of accumulated amortization         3,084        3,571
Deferred income taxes asset                                         952            -
Restricted cash                                                       -           43
Goodwill and other intangible assets                             35,023       35,023
Prepaid deposits and other                                          334          576
                                                           --------------------------
        TOTAL ASSETS                                       $    245,400   $  232,315
                                                           ==========================

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                     $      1,764   $    1,853
  Accounts payable - trade                                        6,820        1,495
  Accounts payable - related parties                              3,028        2,154
  Accrued liabilities:
    Interest                                                      1,455        1,075
    Payroll and related expenses                                  3,954        5,292
    Property, gaming and other taxes                              5,323        3,002
    Progressive jackpot and slot club awards                      3,888        3,667
    Deferred income tax                                              32            -
    Other                                                         2,542        1,735
                                                           --------------------------
        TOTAL CURRENT LIABILITIES                                28,806       20,273

Long-term debt, less current maturities                         163,057      163,940
Deferred income taxes                                             1,402          451
                                                           --------------------------
        TOTAL LONG-TERM LIABILITIES                             164,459      164,391
                                                           --------------------------
        TOTAL LIABILITIES                                       193,265      184,664

Members' equity:
  Members' equity                                                52,353       48,327
  Accumulated other comprehensive loss                             (218)        (676)
                                                           --------------------------
        TOTAL MEMBERS' EQUITY                                    52,135       47,651
                                                           --------------------------
        TOTAL LIABILITIES AND MEMBERS' EQUITY              $    245,400   $  232,315
                                                           ==========================

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                          INCOME STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)


                                            Six Months Ended
                                      ----------------------------
                                       October 24,    October 26,
                                          2004           2003
                                      -------------  -------------
REVENUES
  Casino                              $     79,993   $     91,248
  Rooms                                      2,977          3,045
  Food, beverage and other                  10,157         10,736
                                      ----------------------------
    Gross revenues                          93,127        105,029
  Less promotional allowances              (20,763)       (14,992)
                                      ----------------------------
    Net revenues                            72,364         90,037

OPERATING EXPENSES
  Casino                                    12,057         13,189
  Gaming taxes                              14,853         17,200
  Rooms                                        801            799
  Food, beverage and other                   2,255          2,417
  Facilities                                 3,779          3,577
  Marketing and administrative              17,773         25,862
  Management fees                            3,182          3,621
  Depreciation and amortization              4,913          4,285
                                      ----------------------------
    Total operating expenses                59,613         70,950
                                      ----------------------------

Operating income                            12,751         19,087
Interest expense                            (4,717)        (5,747)
Interest income                                 52             64
                                      ----------------------------

Income before income taxes                   8,086         13,404
Income tax (provision) benefit
    (applicable to two subsidiaries)         1,305           (636)
                                      ----------------------------
Net income                            $      9,391   $     12,768
                                      ============================

     The difference in carrying value of our investment in IC-BH and our equity interest in IC-BH is related to the fact that we originally contributed appreciated property which was recorded by IC-BH at fair market value while we continued to carry the property at its original cost basis.

     During IC-BH's quarter ended October 24, 2004, IC-BH recorded an other comprehensive gain of $36,325 related to the interest rate swap transaction. Our share of the other comprehensive gain was $10,309 net of income taxes of $5,311.

NOTE  4.  NOTES  RECEIVABLE
          -----------------

     NOTES RECEIVABLE - DRY CREEK RANCHERIA - At September 30, 2004, Dry Creek Casino, L.L.C. had a note receivable of $10 million from the Dry Creek Rancheria Band of Pomo Indians for its River Rock Casino. In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the $32.6 million of indebtedness owed to the Dry Creek Casino, L.L.C. to $10 million, and the Dry Creek Casino, L.L.C. reduced the $31.1 million of indebtedness owed to us to $10 million. The $10 million loan from the Dry Creek Casino, L.L.C. to the River Rock Casino has been amended to provide for interest payable monthly at a rate of 9% per annum and a maturity date upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund the parking structures (anticipated to occur in late calendar year 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in calendar year 2005).

     NOTES RECEIVABLE - AFFILIATES - At September 30, 2004, Clay County Holdings, Inc ("CCH") owed us $2.3 million which amount bears an interest rate of 12% per annum, and is payable by CCH in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At September 30, 2004, Service Interactive ("SI") owed us $2.3 million which amount bears an interest rate of 12% per annum, and is payable by SI in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both loans are secured by a lien on our common stock owned by CCH with approximately $15 million of market equity value as of September 30, 2004. In October 2004, we received the loan repayments from CCH and SI for the quarter ended September 30, 2004. At September 30, 2004, Sunrise owed us $201,000 which amount bears an interest rate of 12% per annum. CCH is our largest shareholder, beneficially owning 18% of our total outstanding common stock. The President of CCH is the son-in-law of our CEO. We also have 50% ownership interest in Sunrise.

     NOTES RECEIVABLE - GAMING PROJECTS - From time to time, we make advances to third parties related to the development of gaming/entertainment projects. If advances are made during the period in which we are completing our due diligence and/or finalizing legal agreements with the third parties for the projects, then we typically enter into initial note arrangements which provide for a short term maturity. Upon completion of certain milestones and and entry into definitive legal agreements, we will enter into replacement note arrangements with longer maturity dates, and the recourse for repayment of the notes will generally be limited to proceeds from permanent financing for the project and/or operation of the project. If we determine not to pursue these projects or if any gaming projects are unsuccessful, any loans associated with those gaming projects may be uncollectible requiring those to be charged to expenses. Interest income on notes receivable related to certain gaming development projects is deferred because realizability of the interest is contingent upon the availabilty of project financing and/or cash flow from operations. Interest deferred during the development period is recognized over the remaining life of the notes.

     At September 30, 2004, we had notes receivable of $3.6 million related to the development of gaming/entertainment projects. Of this amount, $1.6 million is represented by a note to a third party which bears interest at a rate of 10% and is due and payable in full on or before December 31, 2004. The legal agreements related to this project are currently being finalized and this note will be replaced with a note bearing interest at 10% per annum, and payable on or before ten years from the date of the note, with earlier repayment required upon permanent financing or out of cash flow from operation of such gaming/entertainment project.

     Additionally, $1.3 million of the notes is related to a Native-American gaming development project. A development agreement has been entered into with an Indian tribe and we are making advances to fund the tribe's federal recognition efforts and administrative expenses. This note will be extended and replaced with a note payable by the tribe and bearing interest at 10% per annum. The note is expected to be executed in November, 2004 and will be payable from the first proceeds of the development loan or future revenues from the Tribe's economic enterprises, including any gaming facility.

     In addition to these two notes we made other loans to Indian tribes and third parties totaling approximately $700,000. These notes bear an average interest rate of 10% per annum with maturity dates based on the availability of project financing and/or cash flow from operations. The repayment of such loans and accrued interest will be largely dependent upon the ability to obtain financing at each gaming project and/or the performance of each gaming project.

NOTE  5.  LONG-TERM  DEBT
          ---------------

     CONVERTIBLE NOTE - At September 2004, we had an outstanding $3.3 million on a convertible note bearing interest at a rate of 7.5% per annum and with a maturity date of December 31, 2005. The remaining $3.3 million principal is convertible into 1,105,833 shares of our common stock.

     $40 MILLION CREDIT FACILITY - In June 2004, we entered into a $40 million revolving credit facility. The $40 million revolving credit facility allows us to borrow, on a revolving basis, up to $40 million, (less any other indebtedness owed by us under the $13 million credit facility) at any time prior to June 30, 2008. Amounts advanced under the revolving credit facility bear interest at the rate of 8.5% per annum. As of September 30, 2004, the availability under this revolving credit facility is approximately $25.8 million. The convertible note and $40 million credit facility are secured by our interest in IC-BH.

     $6.5 MILLION TERM LOAN - In June, 2004, a financial advisor who facilitated the procurement of the $13 million credit facility exercised his warrants. The warrants held by the financial advisor allowed him to exercise 1,041,533 shares of our common stock at the price of $3.00 per share. We provided for these warrants to be exercised on a cashless basis by the holder. The implied cash value of the exercise of all the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share leaving a net issuance of 801,917 shares of common stock. We repurchased 501,917 of these shares at the fair market value of $13.04 per share through the issuance of a $6.5 million note payable which bears interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and 2006. Subsequently, the 501,917 shares of common stock repurchased were retired. (see Note 7)

NOTE  6.  FEDERAL  AND  STATES  INCOME  TAXES
          -----------------------------------

     We have recorded a net deferred tax asset in connection with tax credit and net operating loss carry forwards, compensation expense in connection with the issuance of stock options, and for equity in earnings of our equity investments not currently taxable for federal income tax purposes.

NOTE  7.  EQUITY

     During the six months ended September 30, 2004, holders of options with an average exercise price of $3.34 per share, elected to exercise and receive a total of 762,751 shares of our restricted and unrestricted common stock in exchange for cash proceeds of $2,549,997.

     During the six months ended September 30, 2004, a financial advisor who facilitated the procurement of the $13 million credit facility exercised his warrant. The number of shares underlying the warrants held by the financial advisor provided for the purchase of 1,041,533 of our common stock for $3.00 per share. We provided for these warrants to be exercised on a cashless basis by the holder. The implied cash value of the exercise of all the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share resulting in a net issuance of 801,917 shares of common stock. We repurchased 501,917 of these shares at the fair market value of $13.04 per share through the issuance of a $6.5 million note which bears interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and 2006. Subsequently, the 501,917 shares of common stock repurchased were retired.

     During the six months ended September 30, 2004, we repurchased 214,900 shares of common stock in the open market for approximately $2.4 million at an average purchase price of $11.01 per shares, which are hold as treasury stock at September 30, 2004. Subsequently, the 214,900 shares of common stock will be retired.

     During the six months ended September 30, 2004, we recorded $5,616,944 of tax benefit related to exercises of non-qualified options and warrants.

     During the six months ended September 30, 2004, we granted options to purchase 140,000 shares of our common stock to directors, employees and a third party consultant as compensation for services. We have recorded $37,977 as consultant expenses related to options granted to a consultant based on the estimated fair value of the options on the date of grant using Black Scholes option pricing model. Had compensation costs for all options issued been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               --------------------------------------------------
                                                  2004         2003         2004         2003
                                               --------------------------------------------------
Net income - as reported                       $1,106,607   $2,183,911   $2,830,601   $3,857,784
Less: total stock-based employee compensation
  expense determined under fair value based
  method for all awards granted to employees,
  net of related tax effect                      (315,969)    (555,311)    (315,969)    (555,311)
                                               --------------------------------------------------
Net income - pro forma                         $  790,638   $1,628,600   $2,514,632   $3,302,473
                                               ==================================================

     The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS") computations, in accordance with SFAS No. 128.

                                             THREE MONTHS ENDED SEPTEMBER 30, 2004
                                         ---------------------------------------------
                                             Income         Shares        Per-Share
                                          (Numerator)    (Denominator)      Amount
                                         ---------------------------------------------
BASIC EPS
Income available to common stockholders  $    1,106,607     13,038,239  $         0.08
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                     -        518,291               -
Convertible debt                                 59,788      1,105,833               -
                                         --------------  -------------  --------------
FULLY DILUTED EPS
Income available to common stockholders  $    1,166,395     14,662,363  $         0.08
                                         ==============  =============  ==============

                                              THREE MONTHS ENDED SEPTEMBER 30, 2003
                                         ----------------------------------------------
                                             Income         Shares         Per-Share
                                          (Numerator)    (Denominator)      Amount
                                         ----------------------------------------------
BASIC EPS
Income available to common stockholders  $    2,183,911     11,251,185  $         0.19
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                     -      2,557,421           (0.03)
Convertible debt                                 97,311      1,819,646           (0.01)
                                         --------------  -------------  ---------------
DILUTED EPS
Income available to common stockholders  $    2,281,222     15,628,252  $         0.15
                                         ==============  =============  ===============

                                             SIX MONTHS ENDED SEPTEMBER 30, 2004
                                         --------------------------------------------
                                            Income        Shares         Per-Share
                                         (Numerator)   (Denominator)      Amount
                                         --------------------------------------------
BASIC EPS
Income available to common stockholders  $  2,830,601     12,780,421  $         0.22
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                   -        985,910           (0.01)
Convertible debt                              121,969      1,164,022           (0.01)
                                         ------------  -------------  ---------------
FULLY DILUTED EPS
Income available to common stockholders  $  2,952,570     14,930,353  $         0.20
                                         ============  =============  ===============

                                             SIX MONTHS ENDED SEPTEMBER 30, 2003
                                         --------------------------------------------
                                            Income        Shares         Per-Share
                                         (Numerator)   (Denominator)      Amount
                                         --------------------------------------------
BASIC EPS
Income available to common stockholders  $  3,857,784     11,211,676  $         0.34
EFFECT OF DILUTIVE SECURITIES
Common stock options and warrants                   -      2,434,474           (0.06)
Convertible debt                              195,692      1,819,646           (0.02)
                                         ------------  -------------  ---------------
DILUTED EPS
Income available to common stockholders  $  4,053,476     15,465,796  $         0.26
                                         ============  =============  ===============

     As discussed in Note 5, our convertible debt security is subject to an option to convert principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the three and six months ended September 30, 2004 and 2003 results in this convertible debt security being dilutive.


NOTE  8.   SEGMENT  REPORTING
           ------------------

     We primarily operate in the gaming segment. The gaming segment consists of our investments in IC-BH, Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C.

     Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes amounts not allocated to the gaming segment such as corporate-related items, and results of insignificant operations such as real estate and mining.

                                    AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                 -------------------------------------------------------------
                                       Gaming               Other                Totals
                                 -------------------------------------------------------------
Revenue                          $        1,381,411  $           162,196   $         1,543,607
Segment profit (loss)                     1,864,595              (79,746)            1,784,849
Segment assets                           37,760,706            4,208,162            41,968,868
Investment in Isle of Capri              17,666,772                    -            17,666,772
  Black Hawk, L.L.C.
Investment in Route 66                    2,689,310                    -             2,689,310
  Casinos, L.L.C.
Interest expense                            378,471                    -               378,471
Interest income                             315,543              145,293               460,836
Equity in earnings of Isle of             1,650,838                    -             1,650,838
  Capri Black Hawk, L.L.C.
Equity in earnings of Route 66              414,537                    -               414,537
  Casinos, L.L.C.

                                 AS OF AND FOR THE    THREE MONTHS ENDED   SEPTEMBER 30, 2003
                                 -------------------------------------------------------------
                                       Gaming               Other                Totals
                                 -------------------------------------------------------------
Revenue                          $        2,476,578  $           212,287   $         2,688,865
Segment profit (loss)                     3,414,085              (82,819)            3,331,266
Segment assets                           50,290,244            4,686,324            54,976,568
Investment in Isle of Capri              12,977,042                    -            12,977,042
  Black Hawk, L.L.C.
Investment in Route 66                    1,014,141                    -             1,014,141
  Casinos, L.L.C.
Interest expense                          1,044,487                    -             1,044,487
Interest income                           1,067,828              177,823             1,245,651
Equity in earnings of Isle of             2,657,101                    -             2,657,101
  Capri Black Hawk, L.L.C.
Equity in earnings of Route 66              192,300                    -               192,300
  Casinos, L.L.C.

                                    AS OF AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
                                 -----------------------------------------------------------
                                         Gaming              Other             Totals
                                 -----------------------------------------------------------
Revenue                          $            3,047,548  $     329,793   $         3,377,341
Segment profit (loss)                         4,616,773       (171,846)            4,444,927
Segment assets                               37,760,706      4,208,162            41,968,868
Investment in Isle of Capri                  17,666,772              -            17,666,772
  Black Hawk, L.L.C.
Investment in Route 66                        2,689,310              -             2,689,310
  Casinos, L.L.C.
Interest expense                                818,399              -               818,399
Interest income                                 630,413        295,988               926,401
Equity in earnings of Isle of                 4,039,218              -             4,039,218
  Capri Black Hawk, L.L.C.
Equity in earnings of Route 66                  846,142              -               846,142
  Casinos, L.L.C.

                                    AS OF AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                                 -----------------------------------------------------------
                                         Gaming              Other             Totals
                                 -----------------------------------------------------------
Revenue                          $            3,814,360  $     511,757   $         4,326,117
Segment profit (loss)                         6,021,764       (176,902)            5,844,862
Segment assets                               50,290,244      4,686,324            54,976,568
Investment in Isle of Capri                  12,977,042              -            12,977,042
  Black Hawk, L.L.C.
Investment in Route 66                        1,014,141              -             1,014,141
  Casinos, L.L.C.
Interest expense                              2,061,906              -             2,061,906
Interest income                               2,105,152        448,148             2,553,300
Equity in earnings of Isle of                 5,490,448              -             5,490,448
  Capri Black Hawk, L.L.C.
Equity in earnings of Route 66                  218,274              -               218,274
  Casinos, L.L.C.

Reconciliations of reportable segment assets to our consolidated totals are as follows:

                                                                 SEPTEMBER 30,
                                                            ------------------------
                                                               2004         2003
                                                            -----------  -----------
Assets
Total assets for reportable segments                        $41,968,868  $54,976,568
Cash not allocated to segments                                3,743,344    1,908,945
Notes receivable not allocated to segments                    4,851,459    5,601,515
Other assets not allocated to segments                        4,313,274       37,003
Furniture, fixtures, & equipment not allocated to segments      100,202    1,155,803
                                                            -----------  -----------

Total assets                                                $ 54,977147  $63,679,834
                                                            ===========  ===========

NOTE  9.  COMMITMENTS  AND  CONTINGENCIES
          -------------------------------

     We have agreed to provide approximately $5 million in subordinated debt financing in connection with the development of a gaming project in Pauma Valley, California with the La Jolla Band of Luiseno Indians. If project financing is unavailable to the project and financing alternatives require a guaranty, we have agreed to act as guarantor on up to $25 million of project costs budgeted for La Jolla's Phase 1 project. Alternatively, if financing for the project is unavailable on acceptable terms we have agreed to provide financing up to $25 million.

     We have provided $1.3 million in advances to an Indian gaming projects as of September 30, 2004 and are committed to fund another $2.1 million over a period of two years. This additional funding required could be offset by other sources of income or financing generated by the Indian tribe while pursuing a gaming development project.

     As of September 30, 2004, we have a total of $463,000 in guarantees on equipment financing and operating leases for the River Rock Casino. In the event of the River Rock Casino's nonperformance under the terms of the equipment financing and operating lease, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities. Assuming normal operations, we expect that our guarantees for the River Rock Casino will expire or be released within two years.

     During the quarter ended September 30, 2004 our guarantees on debt of SI for the performance of the payment obligations was $95,000. In the event of SI's nonperformance under the terms of the obligation, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

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

     EQUITY  METHOD  OF  ACCOUNTING

     Our investments in IC-BH, Route 66 Casinos, L.L.C., Sunrise, and RCI are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the agreement provides that we and the joint venture partner have equal voting rights in the joint venture and the operating activities of the joint venture are currently controlled by the minority venturer (See Part II, Item 1). We record our equity in the income or losses of our equity investees using the same reporting periods as presented here in, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year) and one month in advance for IC-BH (which has a fiscal year ending on the last Sunday in April.) Sunrise holds approximately 300 acres of land in California and has no operating activities, thus there has been no equity in earnings or losses recorded during the three and six months periods ended September 30, 2004 and 2003. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable for federal income tax purposes.

     IMPAIRMENT  OF  EQUITY  INVESTEES

     We review our investments in equity investees for impairment, whenever events or changes in circumstances indicate that the carrying amount of the investment has experienced a decline in value that is other than temporary and may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or if we are otherwise committed to provide further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as reoccurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of September 30, 2004 management believes that no impairment exists based upon periodic reviews. Furthermore, no impairment losses have been required to be recorded for the fiscal years ended March 31, 2004, 2003 and 2002.

     REVENUE  RECOGNITION

We accrue credit enhancement fees earned from River Rock Casino for each month as earned. The credit enhancement fee income is due on the 15th day of the month following the month its earned. As of September 30, 2004, there has been no delinquency in the collection of credit enhancement fees.

     We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. Interest income on notes receivable related to certain gaming development projects is deferred because realizability of the interest is contingent upon the completion of project financing or the cash flow from operations of the gaming projects. Interest deferred during the development period is recognized over the remaining life of the notes using the effective interest method.

We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of the base monthly royalty income that we may earn fluctuate with changes in the Consumer Price Index

(effective in August 2003) which is used to calculate the royalty income. As of September 30, 2004, there was no delinquency in the collection of royalty income.
     Income  Taxes
     -------------

     Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the asset and liability approach is used for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.

     Use  of  Estimates
     ------------------

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

  CAPITALIZED  PROJECT  DEVELOPMENT  COSTS

     We capitalize certain third party legal, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of gaming and real estate projects. Development expenditures are recorded on the cost basis. The costs are amortized over their estimated useful life of the project. When accumulated costs on a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to expense.

General

     We are primarily a developer of gaming facilities and related lodging and entertainment facilities. We reported net income of $1.1 million for the three months ended September 30, 2004 compared to net income of $2.2 million for the three months ended September 30, 2003.

     Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the three months ended September 30, 2004, our allocable income from IC-BH through October 24, 2004, IC-BH's quarter end, totaled $1.7 million, compared to $2.7 million for the three months ended September 30, 2003. During the three months ended September 30, 2004, we received a cash distribution of $1.1 million from IC-BH and our basis in the project through October 24, 2004 was $17.7 million.

     We own a 69% majority interest in Dry Creek Casino, L.L.C. For financial reporting purposes, the assets, liabilities, and earnings of Dry Creek Casino, L.L.C. are included in our consolidated financial statements. The interests of the other members have been recorded as minority interests totaling $285,000 at September 30, 2004.

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

     Our ownership of Route 66 Casinos, L.L.C. is accounted for using the equity
method of accounting.   Our investment in Route 66 Casinos, L.L.C. is stated at
cost and, adjusted for our equity in the undistributed earnings or losses of Route 66 Casinos, L.L.C. During the three months ended September 30, 2004 and 2003, our portion of Route 66's undistributed earnings totaled $415,000 and $192,000, respectively.

     Our ownership of RCI is accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. During the three months ended September 30, 2004, our portion of RCI's undistributed loss through June 30, 2004 totaled $23,000. In accordance with the equity method of accounting, our investment account balance was reduced to zero and the remaining allocated loss of $1.1 million has not been reflected in our financial statements.

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


RIVER ROCK CASINO DEBT REFINANCING

     In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the indebtedness owed to Dry Creek Casino, L.L.C., the Dry Creek Casino, L.L.C. reduced the indebtedness owed to us to $10 million, and our guarantees with respect to River Rock Casino's indebtedness were reduced to $463,000 at September 30, 2004. The $10 million note receivable to the Dry Creek Casino, L.L.C. from the River Rock Casino has been amended to provide for interest payable monthly at a rate of 9% per annum and a maturity date upon the earlier of (i) the completion of the River Rock Casino three parking structures, if such loan proceeds are not needed to fund parking structures (anticipated to occur in late calendar year 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in calendar year 2005). An identical loan agreement was entered into between us and Dry Creek Casino, L.L.C.


Overview

     Historically Nevada Gold & Casinos, Inc. has relied on Isle of Capri Black Hawk for the majority of its earnings and cash flow. As discussed below, in June 2003 we began receiving a credit enhancement fee from the River Rock Casino. We expect to receive credit enhancement fees through May 2008, and anticipate that these fees will increase and become a larger contributor to our revenues and earnings as the River Rock Casino expands in 2004 by adding parking structures. Our business strategy will continue to focus on developing gaming projects but with greater emphasis on operating and owning gaming establishments. If we are successful, both our revenues and expenses can be expected to increase and become more diversified.


Results  of  Operations

     Comparison of the quarters ended September 30, 2004 and 2003
     ------------------------------------------------------------

     REVENUES. Revenues decreased 43%, or $1.1 million to $1.5 million for the quarter ended September 30, 2004, compared to $2.7 million for the quarter ended September 30, 2003. Our revenue primarily consists of the following income streams:

  CREDIT  ENHANCEMENT  FEE  INCOME

     DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization for providing assistance in the development and financing of the River Rock Casino project. During the quarter ended September 30 2004, the credit enhancement fee income decreased 24% or $343,000 to $1.1 million for the quarter ended September 30, 2004, compared to $1.4 million for the quarter ended September 30, 2003. The decrease is primarily related to a one time adjustment made for River Rock Casino's overpayment of $320,000 on the credit enhancement fee for the previous six months. The adjustment was required due to River Rock Casino's reclassification of $1.6 million interest expenses previously capitalized as a part of the cost of the casino. The adjustment reduced River Rock Casino's earnings by $1.6 million and our credit enhancement fees by approximately $320,000.

  OTHER  REVENUES

     INTEREST INCOME. Our interest income consists primarily of interest earned on loans we have made in connection with the River Rock Casino project, other gaming projects, and to our affiliates. Interest income decreased 63%, or $785,000 to $461,000 for the quarter ended September 30, 2004, compared to $1.2 million for the quarter ended September 30, 2003. The decrease is attributable to River Rock Casino's $22.6 million note receivable principal repayment in November 2003 which significantly decreased the average outstanding balance of notes receivable during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

     ROYALTY INCOME. Royalty income increased 12%, or $1,800, to $17,000 for quarter ended September 30, 2004, compared to $15,000 for the quarter ended September 30, 2003. The increase is attributable to an increase in the base monthly royalty income amount which fluctuates due to changes in the Consumer Price Index (effective in August 2003) which is used to calculate the royalty income. This income is derived solely from our mining agreement with Metallic Goldfield, Inc. ("Metallic"). Based on our agreement with Metallic, we anticipate receiving another $62,000 of royalties during the fiscal year ended March 31, 2005. However, our agreement with Metallic is terminable at any time; therefore, there is no assurance we will receive these revenues in the future.

     EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK L.L.C. Equity in earnings of IC-BH decreased 38% to $1.7 million for the quarter ended September 30, 2004 compared to $2.7 million for the quarter ended September 30, 2003. The decrease is primarily attributable to a decrease in gaming revenue caused by construction disruption related to the $95 million expansion project in its Black Hawk properties during the quarter ended September 30, 2004. We believe such construction disruption from the expansion project will likely continue until the first phase of expansion is completed, which is anticipated to occur in spring 2005.

     EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 increased 116% to $415,000 for the quarter ended September 30, 2004 compared to $192,000 for the quarter ended September 30, 2003. The increase is primarily related to estimated rental revenues from the gaming equipment lease of 1,250 slot machines with the Route 66 Casino's permanent facility which opened on September 4, 2003. Prior to the opening of the permanent facility, there was a temporary casino with only 100 leased slot machines and another facility with 45 leased slot machines.

     TOTAL EXPENSES. Total expenses decreased 16%, or $326,000 to $1.7 million for the quarter ended September 30, 2004, compared to $1.9 million for the quarter ended September 30, 2003. The decrease primarily relates to the net result of decreases in interest expenses of $666,000, and legal and professional fees of $153,000 which is partially offset by the expansion in our business which increased corporate office expenses, including increases of office supplies, office rent related to the addition of office space and salary expenses related to increases in number of personnel and salaries to existing employees.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 9%, or $20,000, to $232,000 for the quarter ended September 30 2004, compared to $212,000 in the quarter ended September 30, 2003. The increase is primarily related to the expansion in our business causing an increase in corporate office expense, including increases of office rent due to the addition of additional office space, office supplies and filing fees.

     INTEREST EXPENSE. Interest expense decreased 64%, or $666,000, to $378,000 for the quarter ended September 30, 2004, compared to $1 million for the quarter ended September 30, 2003. The decrease is primarily related to the repayment of our $23 million credit facility in November 2003 which significantly lowered our overall weighted average outstanding corporate debt during the quarter ended September 30, 2004.

     SALARIES. Salaries increased 94%, or $269,000, to $555,000 for the quarter ended September 30, 2004, compared to $287,000 in the quarter ended September 30, 2003 related to increases in number of personnel and salaries to existing employess.

     LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 29%, or $153,000, to $375,000 for the quarter ended September 30, 2004, compared to $528,000 in the quarter ended September 30, 2003. The decrease is primarily the result of a $328,000 decrease in legal fees relating to litigation matters and a $174,000 increase in consulting service fees primarily attributable accounting and general corporate matters.

     AMORTIZATION OF DEFERRED LOAN ISSUE COST. Amortization of deferred loan issue cost increased to $53,000 for the quarter ended September 30, 2004, compared to ($150,000) in the quarter ended September 30, 2003. The increase primarily relates to forfeited warrants during the three months ended September 30, 2003 that resulted in a reversal of $270,000 previously recorded as expense.

     WRITE-OFF OF PROJECT DEVELOPMENT COSTS. During the quarter ended September 30, 2004, we did not record any write off of project development cost, compared to $23,000 in the quarter ended September 30, 2003. The write-off of project development cost in the quarter ended September 2003 is related to a project which we no longer pursued.

     NET INCOME. Net income before income tax provision decreased 46%, or $1.5 Million, to $1.8 million for the quarter ended September 30, 2004 as compared to $3.3 million for the quarter ended September 30, 2003. Net income decreased 49% or $1.1 million to $1.1 million for the quarter ended September 30, 2004 as compared to net income of $2.2 million in the quarter ended September 30, 2003. The effective tax rate for the quarters ended September 30, 2004 and 2003 was 38% and 34%, respectively.

     Comparison  of  the  six  months  ended  September  30,  2004  and  2003
     ------------------------------------------------------------------------

     REVENUES. Revenues decreased 22%, or $949,000 to $3.4 million for the six months ended September 30, 2004, compared to $4.3 million for the six months ended September 30, 2003. Our revenue primarily consists of the following income streams:

  CREDIT  ENHANCEMENT  FEE  INCOME

     DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization for providing assistance in the development and financing of the River Rock Casino project. During the six months ended September 30 2004, the credit enhancement fee income increased 41% or $708,000, to $2.4 million, compared to $1.7 million for the six months ended September 30, 2003. The increase is primarily related to the recording of six months credit enhancement fee income the six month ended September 2004, compared to the recording of four months of credit enhancement fee income during the six months ended September, 2004. During the six months ended September 30, 2004, there was a one time adjustment made for River Rock Casino's overpayment of $320,000 on the credit enhancement fee for the previous six months. The adjustment was required due to River Rock Casino's reclassification of its $1.6 million interest expenses previously capitalized as a part of the cost of the casino. Thus, the adjustment reduced River Rock Casino's earnings by $1.6 million and our credit enhancement fees by approximately $320,000.


  OTHER  REVENUES

     INTEREST INCOME. Our interest income consists primarily of interest earned on loans we have made in connection with the River Rock Casino project, other gaming projects, and to our affiliates. Interest income decreased 64%, or $1.6 million to $926,000 for the six months ended September 30, 2004, compared to $2.6 million for the six months ended September 30, 2003. The decrease is attributable to River Rock Casino's $22.6 million note receivable principal repayment in November 2003 which significantly decreased the average outstanding balance of notes receivable during the six month ended September 30, 2004 compared to the quarter ended September 30, 2003.

     ROYALTY INCOME. Royalty income increased 18%, or $5,200, to $34,000 for the six months ended September 30, 2004, compared to $29,000 for the six months ended September 30, 2003. The increase is attributable to an increase in the base monthly royalty income amount which fluctuates due to changes in the Consumer Price Index (effective in August 2003) which is used to calculate the royalty income. This income is derived solely from our mining agreement with Metallic Goldfield, Inc. ("Metallic"). Based on our agreement with Metallic, we anticipate receiving $62,000 of royalties during the fiscal year ended March 31, 2005. However, our agreement with Metallic is terminable at any time; therefore, there is no assurance we will receive these revenues in the future.

     EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK L.L.C. Equity in earnings of IC-BH decreased 26% to $4 million for the six months ended September 30, 2004 compared to $5.5 million for the six months ended September 30, 2003. The decrease is primarily attributable to a decrease in gaming revenue caused by construction disruption related to the $95 million expansion project in its Black Hawk properties during the six months ended September 30, 2004. We believe such construction disruption from the expansion project will likely continue until the first phase of expansion is completed, which is anticipated to occur in spring 2005.

     EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 increased 288% to $846,000 for the six months ended September 30, 2004 compared to $218,000 for the six months ended September 30, 2003. The increase is primarily related to estimated rental revenues from the gaming equipment lease of 1,250 slot machines with the Route 66 Casino's permanent facility which opened on September 4, 2003. Prior to the opening of the permanent facility, there was a temporary casino with only 100 leased slot machines and another facility with 45 leased slot machines.

     TOTAL EXPENSES. Total expenses decreased 12%, or $465,000 to $3.5 million for the six months ended September 30, 2004, compared to $3.9 million for the six months ended September 30, 2003. The decrease primarily relates to decreases in interest expenses of $1.2 million, and legal and professional fees of $161,000 which were partially offset by the expansion in our business resulting in increases a total of $120,000 in general and administrative expenses related to office supplies, the addition of office space and filing fees, an increase of $396,000 in salary expenses related to increases in number of personnel and salaries of existing employees, $229,000 of amortization of loan cost and a $181,000 of write-off on capitalized development cost.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 32%, or $120,000, to $491,000 for the six months ended September 30
2004, compared to $371,000 in the six months ended September 30, 2003. The increase is primarily related to the expansion in our business which caused an increase in corporate office expense, which includes increases of office rent due to the addition of additional office space, office supplies and filing fees.

     INTEREST EXPENSE. Interest expense decreased 60%, or $1.2 million, to $818,000 for the six months ended September 30, 2004, compared to $2.1 million for the six months ended September 30, 2003. The decrease is primarily related to the repayment of our $23 million credit facility in November 2003 which significantly lowered our overall weighted average outstanding corporate debt during the six months ended September 30, 2004.

     SALARIES. Salaries increased 71%, or $396,000, to $956,000 for the six months ended September 30, 2004, compared to $560,000 in the six months ended September 30, 2003 related to increases in salaries of existing employees and number of personnel.

     LEGAL AND PROFESSIONAL FEES. Legal and professional fees decreased 19%, or $161,000 to $681,000 for the six months ended September 30, 2004, compared to $842,000 in the six months ended September 30, 2003. The decrease is primarily the result of a $264,000 decrease in legal fees relating to litigation and $103,000 increase in consulting service fees for accounting and general corporate matters.

     AMORTIZATION OF DEFERRED LOAN ISSUE COST. Amortization of deferred loan issue cost increased to $229,000 for the quarter ended September 30, 2004, compared to ($7,000) in the six months ended September 30, 2003. The increase primarily relates to forfeited warrants during the six months ended September 30, 2003 that resulted in a reversal of $$270,000 previously recorded as expense.

     WRITE-OFF OF PROJECT DEVELOPMENT COSTS. During the six months ended September 30, 2004, we recorded write-off of project development cost of $181,000, compared to $23,000 in the six months ended September 30, 2003. This write-off of project development costs is related to the gaming projects we no longer pursued.

     NET INCOME. Net income before income tax provision decreased 24% or $1.4 million to $4.4 million for the six months ended September 30, 2004 as compared to $5.8 million for the six months ended September 30,

2003. Net income decreased 27% or $1 million to $2.8 million for the six months ended September 30, 2004 as compared to net income of $3.8 million in the six months ended September 30, 2003. The effective tax rate for the six months ended September 30, 2004 and 2003 was 36% and 34%, respectively.


Liquidity  and  Capital  Resources

     OPERATING ACTIVITIES. Net cash provided by operating activities during the six months ended September 30, 2004 amounted to $1.9 million, compared to $726,000 of net cash used in operating activities during the six months ended September 30, 2003. The increase was primarily related to an increase in cash distributions from IC-BH and receipts of credit enhancement fee income from the River Rock Casino project for the six months ended September 30, 2004.

     INVESTING ACTIVITIES. Net cash used in investing activities during the six months ended September 30, 2004, amounted to $4.2 million, an increase of $3.2 million over the $977,000 of net cash used in investing activities in the six months ended September 30, 2003. The increase is primarily related to $3.4 million of advances made, $1 million invested in gaming projects during the six months ended September 30, 2004, compared to collections of $3.3 million of notes receivable, $4.1 million of advances and $770,000 of development costs expended in connection with gaming project developments during the six months ended September 30, 2003.

     FINANCING ACTIVITIES. Net cash provided by financing activities during the six months ended September 30, 2004 amounted to $2.5 million, compared to the $356,000 of net cash used in financing activities in the six months ended September 30, 2003. During the six months ended September 30, 2004, we received $2.5 million from the exercises of options, and borrowing of $3 million from our $40 million credit facility. We repurchased 214,900 shares of our common shares for a total of $2.4 million.

     At September 30, 2004, we had available cash of $3.7 million. In June 2004, we amended the existing financing documents relating to our $13 million credit facility and entered into a $40 million revolving credit facility. We reduced the amount of debt outstanding under the $13 million credit facility to approximately $3.3 million (by borrowing approximately $7.9 million from the $40 million revolving credit facility), which matures December 31, 2005, and amended the interest rate to 7.5% per annum. The $3.3 million principal amount is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. The $40 million revolving credit facility allows us to borrow, on a revolving basis, up to $40 million (less any other indebtedness owed by us to the lender) at any time prior to June 30, 2008. Amounts advanced under the revolving credit facility bear interest at the rate of 8.5% per annum. The convertible note and $40 million credit facility are secured by our interest in IC-BH.

     We believe we have adequate capital to fund our operations for the next twelve months. During the next twelve months, we expect to receive cash distributions from IC-BH of approximately $3 million to $4 million based on our current estimates, note receivable collections of $1.5 million from affiliate companies, a federal income tax refund of $2.5 million. We also anticipate that Dry Creek Casino, L.L.C. will be receiving its credit enhancement fee from River Rock Casino, provided the casino is in compliance with its debt covenants with respect to its $200 million debt financing. We believe the credit enhancement fee will increase when the parking structures are completed at the end of this calendar year. We also expect repayments from River Rock Casion on our $10 million note receivable. In addition, a $22.8 million is currently available under the $40 million revolving credit facility.

     At September 30, 2004, we had $20.7 million in corporate debt and lease guarantees of approximately $463,000 for the River Rock Casino project. We also have guaranteed debt of $95,000 of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH, and notes receivable collections and credit enhancement fees from the River Rock Casino have been sufficient to satisfy our current obligations. However, if we are required to perform on our outstanding guarantees, or if the debt covenant ratios of the River Rock Casino debt financing preclude the payment to us of our credit enhancement fees or outstanding note receivable to River Rock Casino, we may need to borrow from on our $40 million revolving credit facility.

     We have agreed to provide approximately $5 million in subordinated debt financing in connection with the development of a gaming project in Pauma Valley, California with the La Jolla Band of Luiseno Indians. If project financing is unavailable to the project and financing alternatives require a guaranty, we have agreed to act as guarantor on up to $25 million of project costs budgeted for La Jolla's Phase 1 project. Alternatively, if financing for the project is unavailable, we have agreed to provide financing up to $25 million. We are currently pursuing and anticipate that project financing will be available on acceptable terms. In the event that such financing is not available and we will finance all or portion of the $25 million project cost, or in the event we were to issue a guaranty and were required to honor that guaranty, we would be required to increase our borrowings under our existing revolving credit facility, which would increase our leverage and adversely affect our liquidity. We might also be required to obtain additional financing through the issuance of debt and/or equity. We cannot be sure that any additional financing, if necessary, would be available to us on acceptable terms.


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

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Management of the Company, with the participation of its principal executive officer and principal financial officer, has concluded there were no significant changes in the Company's internal controls over financial reporting that occurred during three months ended September 30, 2004 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS


     We and our subsidiaries are, from time to time, defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of litigation impacting us and our subsidiaries.

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

     Meanwhile, the related lawsuit in Texas has been stayed pending the outcome of the Nevada appeal. However, the stay was recently lifted for the limited purpose of allowing The Gillmann Group to move for partial summary judgment on certain limited provisions of the right of first refusal agreement. The Gillmann Group's partial summary judgment was granted on September 7, 2004. The effect of the order was to confirm that Nevada Gold's rights of first refusal agreement did not extend to certain projects in which The Gillmann Group and Nevada Gold had already agreed to participate.

     Ronald Manning. On June 10, 2004, Ronald b. Manning filed an action captioned "Ronald B. Manning v. Nevada Gold and Casinos, Inc." against the Company in the 125th Judicial District Court of Harris County, Texas. The
Company answered this lawsuit on July 12, 2004.    The plaintiff alleges breach
of contract.  He claims that the Company failed to compensate him pursuant to a
written employment agreement.   The alleged agreement is attached to the
original petition. In this alleged agreement, the Company agreed to pay compensation in the amount of $185,000 per year to Mr. Manning. Of this, $120,000 was salary and the remaining $65,000 was through stock. The plaintiff alleges that he was not paid the stock portion of his compensation. He seeks, as damages, the current market value of this stock, which is allegedly $324,238, plus $5,847 in unpaid salary. In the alternative, the plaintiff seeks specific performance of the contract and delivery of 15,616 shares of stock to the plaintiff. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

     Rinaldo Corporation. On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against the Company in the
Superior Court of the State of California.   According to the Complaint, Rinaldo
Corporation ("Rinaldo") and the Timbisha Shoshone Tribe of the Western Shoshone Nation (the "Tribe") entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the Tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expenses the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the Tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that the Company and the other named defendants wrongfully interfered with the agreement between Rinaldo and the Tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks up to $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring the Company and the other defendants from engaging in further acts of alleged interference. The Company has not yet filed an answer to the lawsuit. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

ITEM  2.  UNREGISTERED  SALES OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     During the three months ended September 30, 2004, upon the exercise of outstanding options we issued 263,600 shares of common stock for an aggregate purchase price of $543,775. The transactions were completed pursuant to Section 4(2) of the Securities Act of 1933. The transactions did not involve any public offering. Each recipient either received adequate information about the Company or had access to such information, and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. All sales were made by our officers who received no commission or other remuneration for the solicitation of any person in connection with the respective sales. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

During the three months ended September 20, 2004, we repurchased 214,900 shares of our common stock in the open market at an average price of $11.01 per share.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                     ( c )Total Number
                                         of Shares      ( d ) Maximum Number
          ( a ) Total     ( b )      Purchased as Part       of Shares
           Number of     Average        of Publicly       that May Yet Be
            Shares      Price Paid    Announced Plans   Purchased Under the
Period     Purchased    per Share       or Programs       Plan or Programs
07/01-          6,000  $      12.03            6,000 *                93,000
07/31/04

08/01-         94,300  $      11.33            93,000*                     0
08/31/04

09/01-        114,600  $      10.70          100,000**                     0
09/30/04

Total         214,900  $      11.01                  0                     0

* 100,000 share buyback plan announced 6/24/04 completed 8/22/04
** 100,000 share buyback plan announced 9/10/04 completed 9/21/04

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Our Annual Meeting of Stockholders was held on September 9, 2004. The following three proposals were adopted:

Proposal One:
- -------------
Election of two Class III directors to hold office until the 2007 Annual Meeting of Stockholders:

                       Number of Shares
                       ----------------

    Nominees                   For                Withheld
- ----------------            ----------            --------
Paul J. Burkett             11,178,836             651,740
William G. Jayro            11,178,836             651,740

In addition, the following individuals continued to be directors following the Annual Meeting of Stockholders: Francis M. Ricci, Wayne H. White, Joseph A. Juliano, and H. Thomas Winn

Proposal Two:
- -------------
To amend the 1999 Stock Plan to increase the number of shares of common stock reserved for issuance from 2,500,000 to 3,250,000 shares:

                           Number of Shares
                           ----------------

        For           Against        Abstain       Broker Non-Votes
     ---------       ---------       -------       ----------------
     7,088,752       1,003,082        17,426              3,721,565

Proposal Three:
- --------------
To amend the Certificate of Incorporation to increase the number of shares of capital stock we have authorized to issue from 25,000,000 (20,000,000 shares of common stock and 5,000,000 shares of preferred stock), to 30,000,000 (25,000,000 shares of common stock and 5,000,000 shares of preferred stock):

                   Number of Shares
                   ----------------

    For               Against            Abstain
- ----------            -------            -------
11,200,566            612,625             17,634

ITEM  5.  OTHER  INFORMATION

None.


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The following exhibits are to be filed as part of this report:

EXHIBIT
 NUMBER   DESCRIPTION
 3.1      Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Appendix A to the company's definitive proxy statement filed on Schedule 14A on July 30,
          2001)
 3.2      Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company's From 10-QSB, Filed August 14, 2002)
 3.3(*)   Amended Certificate of Incorporation
 4.1      Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)
 4.5      Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company's Form S-8, file no. 333-100517)
 10.1     Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K, filed on July 14, 2004)
 10.2     First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino
          America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold &
          Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K, filed on July 14, 2004)
 10.3     License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri
          Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed
          November 14, 1997)
 10.5     Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed February 14, 2002)
 14       Code of Ethics (filed previously as Exhibit 14 to Form 10-K, filed on July 14, 2004)
 31.1(*)  Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
 31.2(*)  Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
 32.1(*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.
 32.2(*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

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

Nevada Gold & Casinos, Inc.
- ---------------------------


By:  /s/  Christopher Domijan
- -----------------------------
Christopher Domijan, Chief Financial Officer

Date:  November 9, 2004

EXHIBIT
 NUMBER   DESCRIPTION
 3.1      Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Appendix A to the company's definitive proxy statement filed on Schedule 14A on July 30,
          2001)
 3.2      Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company's From 10-QSB, Filed August 14, 2002)
 3.3(*)   Amended Certificate of Incorporation
 4.1      Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)
 4.5      Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company's Form S-8, file no. 333-100517)
 10.1     Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K, filed on July 14, 2004)
 10.2     First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino
          America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold &
          Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K, filed on July 14, 2004)
 10.3     License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri
          Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed
          November 14, 1997)
 10.5     Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed February 14, 2002)
 14       Code of Ethics (filed previously as Exhibit 14 to Form 10-K, filed on July 14, 2004)
 31.1(*)  Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
 31.2(*)  Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
 32.1(*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.
 32.2(*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.