Form 10-Q
period 2004-12-31
NEVADA GOLD & CASINOS INC
filed 2005-02-10
CIK 277058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     (Mark  One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  fiscal  period  ended  December  31,  2004

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  _______________  to  __________________

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

     The number of common shares outstanding was 12,755,203 as of February 7, 2005.

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
                        PART I. FINANCIAL INFORMATION
                        -----------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND
           MARCH 31, 2004 . . . . . . . . . . . . . . . . . . . . . . .  3
         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           MONTHS ENDED DECEMBER 31, 2004 AND 2003. . . . . . . . . . .  4
         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE
           MONTHS ENDED DECEMBER 31, 2004 AND 2003. . . . . . . . . . .  5
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR
           THE NINE MONTHS ENDED DECEMBER 31, 2004. . . . . . . . . . .  6
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
           MONTHS ENDED DECEMBER 31, 2004 AND 2003. . . . . . . . . . .  7
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . .  8
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . 23
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 31
ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 31

                         PART II. OTHER INFORMATION
                         --------------------------

ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 31
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . 33
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . 33
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 33
ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 33
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 34

                                         PART I. FINANCIAL INFORMATION
ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS
                                          NEVADA GOLD & CASINOS, INC.
                                          CONSOLIDATED BALANCE SHEETS


                                                                                   DECEMBER 31,     MARCH 31,
                                                                                  --------------  -------------
                                                                                       2004           2004
                                                    ASSETS                         (Unaudited)      (Audited)
CURRENT ASSETS
Cash and cash equivalents                                                         $   2,886,522   $  3,528,631
Accounts receivable                                                                     455,984        216,322
Income tax receivable                                                                 2,510,000      2,522,000
Notes receivable from affiliates, current portion                                     1,200,000      1,200,000
Other assets                                                                            195,921         79,272
                                                                                  --------------  -------------
      TOTAL CURRENT ASSETS                                                            7,248,427      7,546,225
                                                                                  --------------  -------------

Joint ventures in equity investees:
   Isle of Capri Black Hawk, L.L.C.                                                  17,957,858     15,708,324
   Route 66 Casinos, L.L.C.                                                           3,085,236      1,852,828
   Sunrise Land and Mineral Corporation                                                 371,750        371,750
Investments in development and operating projects:
  Dry Creek Casino, L.L.C., gaming                                                    1,194,520      1,264,164
  Nevada Gold Tulsa, Inc., gaming                                                     1,201,035        744,617
  Gold River, L.L.C., gaming                                                            123,358         19,770
  Gold Mountain Development, L.L.C., real estate                                      3,356,958      3,342,207
  Goldfield Resources, Inc., mining                                                     480,812        480,812
  Other assets, gaming                                                                  519,235        414,571
Notes receivable from Dry Creek Rancheria                                            10,000,000     10,000,000
Notes receivable - gaming projects                                                    5,214,071              -
Notes receivable from affiliates                                                      3,052,121      3,839,586
Deferred loan issue cost, net                                                           410,008        285,450
Deferred tax asset                                                                      870,187              -
Furniture, fixtures and equipment, net of accumulated depreciation
  of $153,931 at December 31, 2004 and $124,609 at March 31, 2004                       100,739         80,753
                                                                                  --------------  -------------
      TOTAL ASSETS                                                                $  55,186,315   $ 45,951,057
                                                                                  ==============  =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                          $   1,215,087   $  1,205,241
Deferred tax liability                                                                        -      2,517,678
Current portion of long-term debt, net of discount                                    6,516,134        -     _
                                                                                  --------------  -------------
      TOTAL CURRENT LIABILITIES                                                       7,731,221      3,722,919
                                                                                  --------------  -------------

LONG-TERM LIABILITIES
Deferred income                                                                         101,995        145,833
Convertible note, net of discount and current portion                                         -     11,029,266
Term note payable, net of current portion                                             3,272,500              -
Note payable on credit facility                                                      13,915,671              -
                                                                                  --------------  -------------
      TOTAL LONG-TERM LIABILITIES                                                    17,290,166     11,175,099
                                                                                  --------------  -------------
      TOTAL LIABILITIES                                                              25,021,387     14,898,018
                                                                                  --------------  -------------

COMMITMENTS AND CONTINGENCIES                                                                 -              -

MINORITY INTEREST - DRY CREEK CASINO, L.L.C.                                            263,382        253,719

STOCKHOLDERS' EQUITY
Common stock, $0.12 par value, 20,000,000 shares authorized, 13,343,603 and
12,279,352 shares issued at December 31, 2004, and March 31, 2004, respectively       1,601,232      1,473,522
Additional paid in capital                                                           20,961,697     19,256,200
Treasury stock, 604,900 shares, at cost                                              (6,608,955)             -
Retained earnings                                                                    13,920,028     10,261,455
Accumulated other comprehensive income (loss)                                            27,544       (191,857)
                                                                                  --------------  -------------
      TOTAL STOCKHOLDERS' EQUITY                                                     29,901,546     30,799,320
                                                                                  --------------  -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  55,186,315   $ 45,951,057
                                                                                  ==============  =============

                   The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended
                                                       December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
REVENUES
Gaming asset participation income:
    Dry Creek Casino, L.L.C.                    $ 1,238,520   $   867,718
Other income:
    Interest income                                 444,060     1,795,659
    Royalty income                                   16,903        16,903
                                                ------------  ------------

    TOTAL REVENUES                                1,699,483     2,680,280
                                                ------------  ------------

EXPENSES
General and administrative                          270,552       295,602
Interest expense                                    512,355       747,775
Salaries                                            599,589       333,263
Legal and professional fees                         567,788       239,720
Amortization of deferred loan issue cost             63,926       967,124
Other                                                44,032        50,789
                                                ------------  ------------

    TOTAL EXPENSES                                2,058,242     2,634,273
                                                ------------  ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK    1,477,890     2,457,760
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C.      400,755       418,351

MINORITY INTEREST - DRY CREEK CASINO, L.L.C.       (184,448)     (127,156)
                                                ------------  ------------

Income before income tax provision                1,335,438     2,794,962

Federal income tax provision - deferred            (507,466)     (986,675)
                                                ------------  ------------
NET INCOME                                      $   827,972   $ 1,808,287
                                                ============  ============

PER SHARE INFORMATION
Net income per common share - basic             $      0.06   $      0.16
                                                ============  ============

Net income per common share - diluted           $      0.06   $      0.12
                                                ============  ============

Basic weighted average number of
   common shares outstanding                     12,837,107    11,660,023
                                                ============  ============

Fully diluted weighted average number of
   common shares outstanding                     14,286,637    15,189,664
                                                ============  ============

The accompanying notes are an integral part of these financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Nine Months Ended
                                                       December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
REVENUES
Gaming asset participation income:
    Dry Creek Casino, L.L.C.                    $ 3,655,655   $ 2,576,926
Other income:
    Interest income                               1,370,461     4,348,959
    Royalty income                                   50,708        45,537
    Miscellaneous income                                  -        34,975
                                                ------------  ------------

    TOTAL REVENUES                                5,076,824     7,006,397
                                                ------------  ------------

EXPENSES
General and administrative                          761,913       667,028
Interest expense                                  1,330,755     2,809,681
Salaries                                          1,556,046       893,418
Legal and professional fees                       1,248,834     1,082,037
Amortization of deferred loan issue cost            292,915       960,084
Write-off of project development costs              180,850        23,403
Other                                               142,879       119,675
                                                ------------  ------------

    TOTAL EXPENSES                                5,514,192     6,555,326
                                                ------------  ------------

EQUITY IN EARNINGS OF ISLE OF CAPRI-BLACK HAWK    5,517,108     7,948,208
EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C.    1,246,897       636,625

MINORITY INTEREST - DRY CREEK CASINO, L.L.C.       (546,272)     (396,080)
                                                ------------  ------------

Income before income tax provision                5,780,365     8,639,824

Federal income tax provision - deferred          (2,121,792)   (2,973,753)
                                                ------------  ------------
NET INCOME                                      $ 3,658,573   $ 5,666,071
                                                ============  ============

PER SHARE INFORMATION
Net income per common share - basic             $      0.29   $      0.50
                                                ============  ============

Net income per common share - diluted           $      0.26   $      0.39
                                                ============  ============

Basic weighted average number of
   common shares outstanding                     12,799,385    11,361,669
                                                ============  ============

Fully diluted weighted average number of
   common shares outstanding                     14,793,284    15,403,212
                                                ============  ============

The accompanying notes are an integral part of these financial statements.

                                                    NEVADA GOLD & CASINOS, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     Accumulated
                                   Common  Stock         Additional                     Other                           Total
                              ------------------------      Paid       Retained     Comprehensive     Treasury      Stockholders'
                                Shares       Amount      in Capital    Earnings     Income (Loss)       Stock          Equity
                              -----------  -----------  ------------  -----------  ---------------  -------------  ---------------
Balance at 4/1/2004           12,279,352   $1,473,522   $19,256,200   $10,261,455  $     (191,857)  $          -   $   30,799,320

Exercise of stock options        764,251       91,710     2,462,412             -               -              -        2,554,122
Repurchase of common stock
 (1,106,817 shares), at cost           -            -             -             -               -    (13,153,955)     (13,153,955)
Retirement of treasury stock    (501,917)     (60,230)   (6,484,770)            -               -      6,545,000                -
Stock issued for cashless
  warrant exercise               801,917       96,230       (96,230)            -               -              -                -
Tax benefit of option and
  warrant exercises                    -            -     5,622,683             -               -              -        5,622,683
Options issued for services            -            -       201,402             -               -              -          201,402

Comprehensive income:
  Net income                           -            -             -     3,658,573               -              -        3,658,573
  Interest rate swap,
    net of tax                         -            -             -             -         219,401              -          219,401
                                                                                                                   ---------------
  Comprehensive income                 -            -             -             -               -              -        3,877,974
                              -----------  -----------  ------------  -----------  ---------------  -------------  ---------------

Balance at 12/31/2004         13,343,603   $1,601,232   $20,961,697   $13,920,028  $       27,544   $ (6,608,955)  $   29,901,546
                              ===========  ===========  ============  ===========  ===============  =============  ===============

                      The accompanying notes are an integral part of these consolidated financial statements.

                           NEVADA GOLD & CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                             December 31,
                                                      ---------------------------
                                                          2004          2003
                                                      ------------  -------------
CASH FLOWS - OPERATING ACTIVITIES:
Net income                                            $ 3,658,573   $  5,666,071
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Depreciation                                             29,322         16,950
  Options granted to consultants                          201,402         77,500
  Amortization of beneficial conversion
      and deferred loan issue costs                       422,956      1,189,261
  Amortization of project development cost                 84,133        164,227
  Amortization of deferred income                        (145,833)      (975,494)
  Write-off of project development cost                   180,850         23,403
  Equity in earnings of Isle of Capri-Black Hawk       (5,517,108)    (7,948,208)
  Cash distribution from Isle of Capri-Black Hawk       3,600,000      2,457,000
  Equity in earnings of Route 66 Casinos, L.L.C.       (1,246,897)      (636,625)
  Deferred income tax expense                           2,121,792      2,973,753
  Minority interest - Dry Creek Casino, L.L.C.            546,272        396,080
Changes in operating assets and liabilities:
    Receivables and other assets                         (461,985)    (2,817,983)
    Accounts payable and accrued liabilities              111,840        154,858
                                                      ------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,585,317        740,793
                                                      ------------  -------------

CASH FLOWS - INVESTING ACTIVITIES:
Project asset expenditures                             (1,273,283)    (1,042,808)
Purchase of furniture, fixtures and equipment             (49,308)       (21,036)
Collections on note receivable - Dry Creek Rancheria            -     22,558,684
Advances on note receivable - Dry Creek Rancheria               -     (4,089,855)
Collections on note receivable - gaming projects                -      3,339,060
Advances on notes receivable - gaming projects         (4,683,385)             -
Collections on notes receivable from affiliates           900,000        900,000
Advances on note receivable from affiliate               (112,535)       (64,570)
                                                      ------------  -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (5,218,511)    21,579,475
                                                      ------------  -------------

CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from borrowing on credit facility              6,000,000              -
Payments on debt                                                -    (23,615,737)
Repurchase of common stock                             (6,608,955)             -
Deferred loan issue costs                                (417,472)      (244,587)
Dry Creek Casino, L.L.C. capital contribution                   -         75,000
Proceeds from exercises of stock options                2,554,122        457,320
Cash distribution to minority partners                   (536,610)      (551,229)
                                                      ------------  -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       991,085    (23,879,233)
                                                      ------------  -------------

Net decrease in cash                                     (642,109)    (1,558,965)
Beginning cash balance                                  3,528,631      3,968,146
                                                      ------------  -------------
Ending cash balance                                   $ 2,886,522   $  2,409,181
                                                      ============  =============

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                $ 1,143,979   $  3,085,010
                                                      ------------  -------------

    The accompanying notes are an integral part of these financial statements

                           NEVADA GOLD & CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  BUSINESS
          --------

          We were formed in 1977, and since 1994 have been primarily a developer of gaming facilities and related lodging and entertainment facilities ("gaming projects"). We also have real estate interests in Colorado, California, and Nevada. We report our operations in two segments - gaming projects and other assets. For a summary of financial information concerning these two segments, please refer to the information provided in Note 9 to the Consolidated Financial Statements.

DESCRIPTION OF BUSINESS- GAMING PROJECTS

     Colorado Gaming Projects

          We are a 43% non-operating owner of Isle of Capri Black Hawk, L.L.C. ("IC-BH"). Isle of Capri Casinos, Inc. ("Isle") is the 57% operating owner. IC-BH owns three casinos in Colorado (referred to collectively as the "Colorado Casinos"). Isle operates the Colorado Casinos under an agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profit of the Colorado Casinos. IC-BH's gaming properties are:

          The Isle of Capri - Black Hawk. The Isle of Capri - Black Hawk, which commenced operation in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119. In November 2004, a new 8.4 mile four-lane highway from I-70 to Central City was completed. This new highway provides additional access to the Black Hawk/ Central City market. The property currently consists of a casino with approximately 1,066 slot machines and 14 table games, a 237-room hotel and 1,100 parking spaces in an attached parking garage. The Isle of Capri - Black Hawk also offers customers a wide variety of non-gaming amenities, including three dining facilities and a 4,000 square foot event center that can be used for meetings and entertainment.

          The Colorado Central Station - Black Hawk. The Colorado Central Station - Black Hawk, which IC-BH acquired in April 2003, is located across the intersection of Main Street and Mill Street from the Isle of Capri - Black Hawk. The property currently consists of a casino with approximately 625 slot machines and 19 table games. The property also offers guests three dining options. This property is currently undergoing an expansion, discussed in more detail below. Prior to the expansion project, which began in January, 2004, the property had 546 parking spaces across two parking areas. During the expansion project, valet parking is available to customers of the Colorado Central Station. The expansion project will include a new 1,200 space parking garage.

          The Colorado Grande - Cripple Creek. The Colorado Grande - Cripple Creek, which IC-BH acquired in April 2003, is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a casino with approximately 220 slot machines, no table games, a 4-room hotel and 44 parking spaces. The property offers guests dining at its restaurant.

          In January 2004, IC-BH commenced a $95 million construction project at its Black Hawk Casinos. The expansion project includes 15,000 square feet of additional gaming space, a covered skywalk to connect the two casino properties, a 1,200-space parking garage, 160 additional hotel rooms and a 200-seat restaurant. As currently planned, IC-BH expects to open the first phase, which includes two floors of parking and the casino expansion, in spring 2005. The hotel, restaurant and remaining parking are scheduled to be completed within twelve months thereafter. IC-BH is also funding approximately $20 million (which is part of the $95 million overall total) of public improvements which include extending Main Street to connect to Colorado Highway 119. This will provide customers direct access to IC-BH's Black Hawk casinos and parking garages at the first two traffic lights into Black Hawk.

     River  Rock  Gaming  Project

          Dry Creek Casino, L.L.C., of which we own 69%, was formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians ("tribe") with the development and financing of its River Rock Casino located approximately 75 miles north of the San Francisco Bay area, in Sonoma County, California. The River Rock Entertainment Authority was formed as an unincorporated instrumentality of the tribe to own and operate the River Rock Casino. The casino features 1,600 slot machines, 16 table games, and two restaurants. As of December 31, 2004, we had a note receivable of $10 million from Dry Creek Casino, L.L.C, which loaned such funds to the River Rock Casino.

Under the development and loan agreement, Dry Creek Casino, L.L.C. earns a credit enhancement fee equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization. The credit enhancement fee is payable for a period of five years, starting June 1, 2003 and ending on May 31, 2008.

     Route  66  Gaming  Project

          On May 23, 2002, we entered into a joint venture agreement (the "Route 66 Casinos, L.L.C." or "Route 66") with American Heritage, Inc., d/b/a The Gillmann Group ("The Gillmann Group") that is 51% owned by us and 49% by The Gillmann Group. The Gillmann Group had several contracts with the Laguna Development Corporation ("LDC"), a federally chartered corporation wholly-owned by the Pueblo of Laguna, the second largest pueblo in New Mexico. The Gillmann Group agreed to assign these contracts to Route 66 Casinos, L.L.C.

          The contracts included a Development and Construction Agreement, as well as three gaming lease equipment agreements. Under the Development and Construction Agreement, The Gillmann Group was to consult on the development and operation of a temporary casino and a permanent casino in Rio Puerco, New Mexico and provide or arrange for financing of the temporary and permanent casinos. As compensation for the consulting services, LDC entered into gaming lease equipment agreements with The Gillmann Group. Route 66 Casinos, L.L.C. expects to receive on average approximately 16% of gross revenue from the gaming devices subject to the leases over a five-year period which commenced in September, 2003.

          The Route 66-themed casino opened on September 4, 2003. The 165,000-square-foot casino, located 11 miles west of Albuquerque adjacent to I-40, includes 1,250 slot machines, and multiple food, beverage and retail outlets. Pueblo of Laguna's land is adjacent to I-40, the original Route 66-once termed "The Main Street of America" and made famous by the TV series Route 66.

          We are currently involved in a dispute with The Gillmann Group as discussed in Part II, Item 1. To date, we have received no cash distributions from the venture. Our portion of the earnings of the venture have been estimated and recorded based on financial information made available to us. We are vigorously pursuing our rights under the joint venture agreement.

     Muscogee  (Creek)  Nation  Gaming  Project

          On December 23, 2003, we (through our wholly owned subsidiary, Nevada Gold Tulsa, Inc.) entered into Development and Management Agreements with the Muscogee (Creek) Nation (the "Nation"), a federally recognized Indian tribe, pursuant to which we will assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project will be developed on and around the site of the existing Creek Nation Casino. The first phase will include the construction of a state-of-the-art gaming center featuring approximately 3,000 gaming machines and a 750 to 1,500 space, multi-level parking facility. Retail stores, restaurants and other entertainment venues are planned for subsequent phases. The Nation's total investment in the casino is expected to be approximately $110 million. We will assist the Nation in arranging financing and in designing, constructing, equipping and opening the gaming entertainment complex. The first phase of development is targeted to be completed in late 2006, but there can be no assurance that it will be completed in that timeframe.

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

     La  Jolla  Band  of  Luiseno  Mission  Indians

          On August 9, 2004, we (through our wholly owned subsidiary, Gold River, L.L.C.) entered into a Development Agreement with the La Jolla Band of Luiseno Mission Indians, a federally recognized Indian Tribe, pursuant to which we will assist the Tribe in developing and constructing a gaming facility. A Management

Agreement with the Tribe is being finalized pursuant to which we will assist the tribe in managing the gaming facility. The multi-phase project will be developed on the 9,998 acre La Jolla Indian Reservation in Pauma Valley, California. The first phase will include the construction of a casino with 349 slot machines, 12 table games, dining facilities and parking. The total project cost for the first phase will be approximately $25 million. Subsequent phases may include an expanded casino, RV-park, additional restaurants and other entertainment venues. We will receive a management fee of 23% of pretax income over a five year period, with a two year period renewal for the first phase, and a new five year term for any subsequent phase. We will also receive a 2% development fee on the total project costs of each phase.

OTHER  BUSINESS  ACTIVITIES

          Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane highway from I-70 to Central City. The new highway is adjacent to a portion of our 240 acres. We are currently having discussions with third parties to joint venture with us on the development of the property.

          Sunrise Land and Mineral. We have a 50% interest in Sunrise Land and Mineral Corporation, ("Sunrise"). Sunrise owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights, and mining leases consisting of approximately 8,600 acres in White Pine County, Nevada. The 300 acres serves as collateral for our note receivable of $201,355 from Sunrise.

          Goldfield Resources, Inc. Our wholly-owned subsidiary, Goldfield Resources, Inc. ("Goldfield"), holds mining claims totaling approximately 9,000 acres in the State of Nevada. Goldfield is not directly involved in mining operations. Goldfield has secured a mining lease for its properties with Metallic Goldfield, Inc. ("Metallic"), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects. Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement, Metallic is primarily responsible for all regulatory compliance. However, Metallic's failure to comply with any of the applicable rules or regulations could create potential liability for Goldfield.

          Restaurant Connections International, Inc. We are a founding shareholder of Restaurant Connections International, Inc. ("RCI"), and currently own an approximate 30% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo. RCI is pursuing a sale of its assets or other form of monetization, and RCI has retained an investment banker to assist RCI in these efforts. Other global fast food restaurants have entered the Brazilian marketplace and are general competitors of RCI. McDonald's and Dunkin Donuts have each established a presence in Sao Paulo and in other areas of Brazil. These restaurant companies have significantly greater financial and other resources that could adversely affect RCI's operations.

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to applicable SEC rules and regulations, although we believe that all disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

          EQUITY METHOD OF ACCOUNTING - Our investments in IC-BH, Route 66 Casinos, L.L.C., Sunrise, and RCI are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the agreement provides that we and our joint venture partner have equal voting rights in the joint venture and the operating activities of the joint venture are currently controlled by the minority venturer (See Part II, Item 1). We record our equity in the income or losses of our equity investees using the same reporting periods as presented herein, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year) and one month in advance for IC-BH (which has a fiscal year ending on the last Sunday in April). Sunrise holds approximately 300 acres of land in California and has no operating activities; thus, there has been no equity in earnings or losses recorded during the three and nine months periods ended December 31, 2004 and 2003. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable for federal income tax purposes.

          IMPAIRMENT OF EQUITY INVESTEES - We review our investments in equity investees for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment has experienced a decline in value that is other than temporary and may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for at its new basis. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or if we are otherwise committed to provide further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as recurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of December 31, 2004 management believes that no impairment exists based upon periodic reviews. Furthermore, no impairment losses have been required to be recorded for the fiscal years ended March 31, 2004, 2003 and 2002.

          CASH AND CASH EQUIVALENTS - Interest-bearing deposits and other investments, with original maturities of three months or less from the date of purchase, are considered cash and cash equivalents.

          REAL ESTATE HELD FOR DEVELOPMENT - Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado and Nevada County, California. Property held for development is carried at the lower of cost or net realizable value. We review our investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS No. 144"), "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. As of December 31, 2004, we believe that no impairment exists based upon periodic reviews. Furthermore, no impairment losses have been required to be recorded for the fiscal years ended March 31, 2004, 2003, and 2002.

          CAPITALIZED PROJECT DEVELOPMENT COSTS - We capitalized certain third party legal, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of gaming and real estate projects. Development expenditures are recorded at cost. The costs are amortized over the estimated useful life of the project. When accumulated costs on a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to expense.

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

          REVENUE RECOGNITION - We accrue credit enhancement fees earned from River Rock Casino for each month as earned. The credit enhancement fee income is payable to us on the 15th day of the month following the month it is earned. As of December 31, 2004, there has been no delinquency in the payment of credit enhancement fees.

          We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually payable are dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. Interest income on notes receivable related to certain gaming development projects is deferred because realizability of the interest is contingent upon the completion of project financing or the cash flow from operations of the gaming projects. Interest deferred during the development period is recognized over the remaining life of the notes using the effective interest method.

          We record royalty income on the accrual basis as earned. The dates on which royalty income is actually payable are dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of the base monthly royalty income that we may earn fluctuate with changes in the Consumer Price Index (effective in August 2003) which is used to calculate the royalty income. As of December 31, 2004, there has been no delinquency in the payment of royalty income.

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

          EARNINGS PER SHARE - The Company accounts for its earnings per share in accordance with SFAS No. 128 - "Earnings Per Share" which requires the presentation of basic and diluted earnings per share on the consolidated statement of operations. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the "treasury stock method" and for convertible debt securities using the "if converted method" (See Note 8).

          STOCK-BASED COMPENSATION - We have adopted SFAS No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, SFAS No. 148 amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue to apply APB No. 25 and, when required, provide the pro forma provisions of SFAS No. 123.

          During the nine months ended December 31, 2004, we granted options to purchase 271,000 shares of our common stock to directors, employees and a third party consultant as compensation for services. We have recorded $201,402 as consultant expenses related to options granted to a consultant based on the estimated fair value of the options on the date of grant using Black Scholes option pricing model. Had compensation costs for all options issued been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     DECEMBER 31,             DECEMBER 31,
                                               -------------------------------------------------
                                                  2004         2003        2004         2003
                                               -------------------------------------------------
Net income - as reported                       $  827,972   $1,808,287  $3,658,573   $5,666,071
Less: total stock-based employee compensation
  expense determined under fair value based
  method for all awards granted to employees,
  net of related tax effect                       (70,457)           -    (386,426)    (555,311)
                                               -------------------------------------------------
Net income - pro forma                         $  757,515   $1,808,287  $3,272,147   $5,110,760
                                               =================================================

Net income per share - as reported
Basic                                          $      0.6   $     0.16  $     0.29   $     0.50
Diluted                                        $      0.6   $     0.12  $     0.26   $     0.39

Net income per share - pro forma
Basic                                          $      0.6   $     0.16  $     0.26   $     0.45
Diluted                                        $      0.6   $     0.12  $     0.23   $     0.35

The weighted average fair value at the date of grant of options to purchase shares during the three months ended December 31, 2004 was $3.45 per share. The weighted average fair value at the date of grant of options during the nine months ended December 31, 2004 and December 31, 2003 was $3.73 and $4 per share, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                  THREE MONTHS ENDED      NINE MONTHS ENDED
                     DECEMBER 31,            DECEMBER 31,
                ---------------------------------------------
                   2004        2003        2004       2003
                ---------------------------------------------

Expected life    2 years     2 years     2 years     2 years
Interest rate     3.75%       3.75%       3.75%       3.75%
Dividend yield      -           -           -           -
Volatility         56%         65%         56%         65%

          USE OF ESTIMATES - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Material estimates include depreciation expense, amortization of deferred loan costs and development costs, and operating activities of the Route 66 Casino. Actual results could differ from those estimates.

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

          IMPAIRMENT OF LONG-LIVED ASSETS - We review our investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for at its new cost. For a depreciable asset, the new cost will be depreciated over the asset's remaining useful life. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. As of December 31, 2004, we believe that no impairment exists based upon periodic reviews. Furthermore, no impairment losses have been required to be recorded for the fiscal years ended March 31, 2004 , 2003 and 2002.

          CONCENTRATION OF RISK - We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the Federally insured limits, although no losses have been incurred in connection with such cash balances.

          SUBSTANTIAL LEVERAGE - IC-BH has a $205 million credit facility, comprised of a $40 million revolving credit facility maturing on December 31, 2006 and a $165 million term loan maturing on December 31, 2007. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) an increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations, improvement to or expansion of the Colorado Casinos and cash distributions to IC-BH joint venture partners; and (c) a possible impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the IC-BH casino operations has been more than sufficient to pay its debt obligations.

          At December 31, 2004, we were leveraged with $23.8 million in corporate debt. We also have guaranteed debt of $96,000 of an affiliated company that may mature during the next fiscal year. To date, cash distributions from IC-BH, notes receivable collections and credit enhancement fees from the River Rock Casino have been sufficient to satisfy our current obligations. At Decembet 31, 2004, we also had a pending $2.5 million income tax refund and $22.8 million available under our $40 million credit facility.

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

Comprehensive  income  consisted  of  the  following:

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   DECEMBER 31,             DECEMBER 31,
                                              -----------------------  ----------------------
                                                 2004        2003         2004        2003
                                              -----------------------  ----------------------
Net income                                    $  827,972  $1,808,287   $3,658,573  $5,666,071
Change in fair value of interest rate swaps,
   net of tax                                     68,769     (17,847)     219,401     189,269
                                              ----------  -----------  ----------  ----------

Comprehensive income                          $  896,741  $1,790,440   $3,877,974  $5,855,340
                                              ==========  ===========  ==========  ==========

          The accumulated other comprehensive income (loss) reflected on the balance sheet at December 31, 2004 and March 31, 2004 consisted solely of the adjustments to interest rate swaps, net of tax.

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

          The $40 million revolving credit facility loan bears interest, at IC-BH's option, at either (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50% or (2) a rate tied to LIBOR plus an applicable margin of up to 3.50%. The Tranche C term loan bears interest, at IC-BH's option, at either (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.00% or (2) a rate tied to LIBOR plus an applicable margin of up to 3.25%.

          The IC-BH Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. IC-BH was in compliance with these covenants as of December 31, 2004. The Senior Secured Credit Facility is secured by liens on IC-BH's assets.

          In January 2004, IC-BH commenced a $95 million construction project at its Black Hawk Casinos. The expansion project includes 15,000 square feet of additional gaming space, a covered skywalk to connect the two casino properties, a 1,200-space parking garage, 160 additional hotel rooms and a 200-seat restaurant. As currently planned, IC-BH expects to open the first phase, which includes two floors of parking and the casino expansion by the end of February 2005. The hotel, restaurant and remaining parking are scheduled to be completed within twelve months thereafter. IC-BH is also funding approximately $20 million (which is part of the $95 million overall total) of public improvements which include extending Main Street to connect to Colorado Route 119. This will provide customers direct access to IC-BH's Black Hawk casinos and parking garages at the first two traffic lights into Black Hawk.

          Our 43% ownership of the IC-BH is being accounted for using the equity method. Our investment in IC-BH is stated at cost, adjusted for our equity in the undistributed earnings or losses of IC-BH. IC-BH's undistributed earnings allocable to us through January 23, 2005 (IC-BH's quarter end) totaled $1,477,890 and $5,517,108 for the three and nine months ended December 31, 2004, respectively. During the nine months ended December 31, 2004 and 2003, we received cash distributions of $3,600,000 and $2,457,000, respectively, from IC-BH and our basis in the project through January 23, 2005 is $17,957,858.

The following is a summary of financial information pertaining to IC-BH for the periods presented:

                           ISLE OF CAPRI BLACK HAWK, L.L.C.
                              BALANCE SHEETS (UNAUDITED)
                                    (IN THOUSANDS)

                                                            January 23,    April 25,
                                                                2005         2004
                                                            -------------------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                 $     13,644  $   30,343
  Accounts receivable - other                                        639         774
  Accounts receivable - related parties                               29          11
  Deferred income taxes                                              385         196
  Inventories                                                        840         353
  Prepaid expenses                                                 1,360       1,651
                                                            -------------------------
      TOTAL CURRENT ASSETS                                        16,897      33,328
                                                            -------------------------

Property and equipment, net                                      207,031     159,774
Deferred financing costs, net of accumulated amortization          2,840       3,571
Deferred income taxes asset                                        3,246           -
Restricted cash                                                        -          43
Goodwill and other intangible assets                              35,023      35,023
Prepaid deposits and other                                           332         576
                                                            -------------------------
      TOTAL ASSETS                                          $    265,369  $  232,315
                                                            =========================

                        LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                      $      1,764  $    1,853
  Accounts payable - trade                                        12,373       1,495
  Accounts payable - related parties                               2,005       2,154
  Accrued liabilities:
    Interest                                                       1,476       1,075
    Payroll and related expenses                                   4,225       5,292
    Property, gaming and other taxes                               5,041       3,002
    Progressive jackpot and slot club awards                       3,592       3,667
    Deferred income tax                                               32           -
    Other                                                          3,932       1,735
                                                            -------------------------
      TOTAL CURRENT LIABILITIES                                   34,440      20,273
                                                            -------------------------

Long-term debt, less current maturities                          176,644     163,940
Deferred income taxes                                              1,402         451
                                                            -------------------------
      TOTAL LONG-TERM LIABILITIES                                178,046     164,391
                                                            -------------------------
      TOTAL LIABILITIES                                          212,486     184,664
                                                            -------------------------
Members' equity:
  Members' equity                                                 52,786      48,327
  Accumulated other comprehensive income (loss)                       97        (676)
                                                            -------------------------
      TOTAL MEMBERS' EQUITY                                       52,883      47,651
                                                            -------------------------
      TOTAL LIABILITIES AND MEMBERS' EQUITY                 $    265,369  $  232,315
                                                            =========================

                        ISLE OF CAPRI BLACK HAWK, L.L.C.
                          INCOME STATEMENTS (UNAUDITED)
                                 (IN THOUSANDS)

                                            Nine Months Ended
                                      ----------------------------
                                       January 23,    January 25,
                                          2005           2004
                                      ----------------------------
REVENUES
  Casino                              $    116,624   $    132,108
  Rooms                                      4,345          4,356
  Food, beverage and other                  14,860         15,373
                                      ----------------------------
    Gross revenues                         135,829        151,837
  Less promotional allowances              (30,069)       (31,238)
                                      ----------------------------
    Net revenues                           105,760        120,599

OPERATING EXPENSES
  Casino                                    18,293         18,525
  Gaming taxes                              21,711         24,711
  Rooms                                      1,158          1,113
  Food, beverage and other                   3,312          3,220
  Facilities                                 5,658          5,278
  Marketing and administrative              25,979         28,409
  Management fees                            4,652          5,490
  Depreciation and amortization              7,465          6,412
                                      ----------------------------
    Total operating expenses                88,228         93,158
                                      ----------------------------

Operating income                            17,532         27,441
Interest expense                            (6,970)        (8,553)
Interest income                                 62             98
                                      ----------------------------

Income before income taxes                  10,624         18,986
Income tax (provision) benefit
    (applicable to two subsidiaries)         2,206           (502)
                                      ----------------------------
Net income                            $     12,830   $     18,484
                                      ============================

          The difference in carrying value of our investment in IC-BH and our equity interest in IC-BH is related to the fact that we originally contributed appreciated property which was recorded by IC-BH at fair market value while we continued to carry the property at its original cost basis.

          During IC-BH's three and nine months ended January 23, 2005, IC-BH recorded an other comprehensive gain of $242,315 and $773,083 related to the interest rate swap transaction, respectively. Our share of the other comprehensive gain was $68,769 and $219,401, net of income taxes of $35,426 and $113,024, respectively..

NOTE  4.  EQUITY  IN  EARNINGS  OF  ROUTE  66  CASINOS,  L.L.C.
          -----------------------------------------------------

          We have estimated our share of operational activities of Route 66 Casino L.L.C. and have recorded such amounts using the equity method of accounting. The estimated revenues are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1250 gaming devices leased to the casino by Route 66 Casino L.L.C. Estimated expenses are comprised of debt service payments on the 1250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casino, L.L.C. that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable fixed costs with little variable activity. The only variable expense in our expense estimation would be for repair parts for the gaming devices, and because of our experience and industry knowledge, we are able to estimate these expenses and have factored that component of expense into our estimates. We believe the net profits determined from the estimated revenues and expenses are reasonable, however, actual financial results may vary from our estimates.

NOTE  5.  NOTES  RECEIVABLE
          -----------------

     NOTES RECEIVABLE - DRY CREEK RANCHERIA - At December 31, 2004, Dry Creek Casino, L.L.C. had a note receivable of $10 million from the Dry Creek Rancheria Band of Pomo Indians for its River Rock Casino. We have a note receivable of $10 million from Dry Creek Casino, L.L.C. In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the $32.6 million of indebtedness owed to the Dry Creek Casino, L.L.C. to $10 million, and the Dry Creek Casino, L.L.C. reduced the $31.1 million of indebtedness owed to us to $10 million. The $10 million note receivable to Dry Creek Casino, L.L.C. from the River Rock Casino has been amended to provide for interest payable monthly at a rate of 9% per annum. On November 7, 2003 the Dry Creek Rancheria Band of Pomo Indians entered into an Intercreditor Agreement. The agreement states that if no default or event of default has occurred and is then continuing or if the Authority shall neither have requested nor received funds for construction cost overruns from the construction escrow account on or before the 45th day following substantial completion of the first parking structure comprising a portion of the project, the Authority. On November 7, 2003 the Dry Creek Rancheria Ban of Pomo Indians entered into an Intercreditor Agreement. The agreement sates that if no default or event of default has occurred and is then continued or if the Authority shall neither have requested nor received funds for construction cost overruns from constructions escrow account on or before 45th day following substantial completion of the first parking structure comprising a portion of the project the Authority shall, pursuant to an Officer's Certificate, repay Dry Creek Casino, L.L.C's $5 million. Under the same condition, the Authority shall repay the rest of the debt on the 75th day following substantial completion of the project.If the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in calendar year 2005). An identical loan agreement was entered into between us and Dry Creek Casino, L.L.C. Repayments received by Dry Creek Casino, L.L.C. will be used to repay the loan to us.

          NOTES RECEIVABLE - AFFILIATES - At December 31, 2004, Clay County Holdings, Inc ("CCH") owed us $2 million which amount bears an interest rate of 12% per annum, and is payable by CCH in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At December 31, 2004, Service Interactive ("SI") owed us $2 million which amount bears an interest rate of 12% per annum, and is payable by SI in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both loans are secured by a lien on our common stock owned by CCH with approximately $14.3 million of market equity value as of December 31, 2004. In December 2004, we received the loan repayments from CCH and SI for the quarter ended December 31, 2004. At December 31, 2004, Sunrise owed us $201,000 which amount bears an interest rate of 12% per annum. The note from Sunrise is secured by a deed of trust lien on 300 acres of land in Nevada County, California. CCH is our largest shareholder, beneficially owning approximately 19% of our total outstanding common stock. The President of CCH is the son-in-law of our CEO. We also have a 50% ownership interest in Sunrise.

          NOTES RECEIVABLE - GAMING PROJECTS - From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. In our due diligence for tribal loans we determine whether a tribe is federally recognized, has land in trust, and has a compact with the state. If the tribe meets all three of these criteria, the economic analysis supports the investment, and we have a binding agreement with the tribe, we make the advances. In certain cases the tribe might not be federally recognized, or have land in trust and we then evaluate with our Native American regulatory consultants the merits and likelihood that federal recoginition will be achieved by the tribe or that land could be placed in trust, and how long each process would take. In our due diligence for Non-Native American projects, we review the economic feasibility of the project and the resulting risks associated with completing the project.

          On a monthly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If the analysis of our review indicates that the project is still economic feasible, we will continue recording the notes receivable as an asset. If the analysis of our review indicates that the project is no longer economic feasible, we will then write-off the notes receivable as bad debt expense.

          At December 31, 2004, we had notes receivable of $5.2 million related to the development of gaming/entertainment projects. Of this amount, $2.3 million is represented by a note to a third party which bears interest at a rate of 10% and is payable on or before ten years from the date of the note, with earlier repayment required upon obtaining permanent financing or out of cash flow from operation of such gaming/entertainment project.

          Additionally, $1.6 million of the notes receivable is related to a Native-American gaming development project. A development agreement has been entered into with an Indian tribe and we are making advances to fund the Tribe's federal recognition efforts and administrative expenses. This note bears interest at 10% per annum. The note is payable from the first proceeds of the development loan or future revenues from the Tribe's economic enterprises, including any gaming facility.

          In addition to these two notes we made other loans to Indian tribes and third parties totaling approximately $1.3 million. These notes bear an average interest rate of 10% per annum with maturity dates based on the availability of project financing and /or cash flow from operations. The repayment of such loans and accrued interest will be largely dependent upon the ability to obtain financing at each gaming project and/or the performance of each gaming project.

NOTE  6.  LONG-TERM  DEBT
          ---------------

          CONVERTIBLE NOTE - At December 31, 2004, we had outstanding $3.3 million on a convertible note bearing interest at a rate of 7.5% per annum and with a maturity date of December 31, 2005. The principal is convertible into 1,105,833 shares of our common stock.

          $40 MILLION CREDIT FACILITY - In June 2004, we entered into an agreement with the holder of the convertible note for a $40 million revolving credit facility. The $40 million revolving credit facility allows us to borrow, on a revolving basis, up to $40 million (less any other indebtedness owed by us under the $3.3 million convertible note) at any time prior to June 30, 2008. Amounts advanced under the revolving credit facility bear interest at the rate of 8.5% per annum. As of December 31, 2004, the availability under this revolving credit facility is approximately $22.8 million. The convertible note and $40 million revolving credit facility are secured by our interest in IC-BH.

          $6.5 MILLION TERM LOAN - In June 2004, a financial advisor who facilitated the procurement of the $13 million credit facility exercised warrants previously granted to him. The warrants allowed him to purchase 1,041,533 shares of our common stock at the price of $3.00 per share. We provided for these warrants to be exercised on a cashless basis by the holder. The implied cash value of the exercise of all the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share leaving a net issuance of 801,917 shares of common stock. We repurchased 501,917 of these shares at the fair market value of $13.04 per share through the issuance of a $6.5 million note payable which bears interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and April 1, 2006. Subsequently, the 501,917 shares of common stock repurchased were retired (see Note 8).

NOTE  7.  FEDERAL AND  STATE INCOME  TAXES
          --------------------------------

          We have recorded a net deferred tax asset in connection with tax credit and net operating loss carry forwards, compensation expense in connection with the issuance of stock options, and for equity in earnings of our equity investments not currently taxable for federal income tax purposes.

NOTE  8.  EQUITY

          During the nine months ended December 31, 2004, holders of options with an average exercise price of $3.34 per share elected to exercise and receive a total of 764,251 shares of our restricted and unrestricted common stock in exchange for cash proceeds of approximately $2.6 million.

          During the nine months ended December 31, 2004, the financial advisor who facilitated the procurement of the $13 million credit facility exercised warrants. The number of shares underlying the warrants held by the financial advisor provided for the purchase of 1,041,533 of our common stock for $3.00 per share. We provided for these warrants to be exercised on a cashless basis by the holder. The implied cash value of the exercise of all the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share resulting in a net issuance of 801,917 shares of common stock. We repurchased 501,917 of these shares at the fair market value of $13.04 per share through the issuance of a $6.5 million note payable which bears interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and April 1, 2006. Subsequently, the 501,917 shares of common stock repurchased were retired.

          During the nine months ended December 31, 2004, we repurchased 604,900 shares of common stock in the open market for approximately $6.6 million at an average purchase price of $10.93 per shares, which are held as treasury stock at December 31, 2004. The 604,900 shares of common stock will be retired.

          During the nine months ended December 31, 2004, we recorded $5,622,683 of tax benefit related to exercises of non-qualified options and warrants.

          The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS") computations, in accordance with SFAS No. 128.

                                              THREE MONTHS ENDED DECEMBER 31, 2004
                                         ----------------------------------------------
                                             Income         Shares         Per-Share
                                          (Numerator)    (Denominator)      Amount
                                         ----------------------------------------------
BASIC EPS
Income available to common stockholders  $      827,972     12,837,107  $         0.06
EFFECT OF DILUTIVE SECURITIES
  Common stock options and warrants                   -        343,697               -
  Convertible debt                               38,883      1,105,833               -
                                         --------------  -------------  ---------------
FULLY DILUTED EPS
Income available to common stockholders  $      866,855     14,286,637  $         0.06
                                         ==============  =============  ===============

                                              THREE MONTHS ENDED DECEMBER 31, 2003
                                         ----------------------------------------------
                                             Income         Shares         Per-Share
                                          (Numerator)    (Denominator)      Amount
                                         ----------------------------------------------
BASIC EPS
Income available to common stockholders  $    1,808,287     11,660,023  $         0.16
EFFECT OF DILUTIVE SECURITIES
  Common stock options and warrants                   -      2,019,995           (0.03)
  Convertible debt                               81,620      1,509,646           (0.01)
                                         --------------  -------------  ---------------
DILUTED EPS
Income available to common stockholders  $    1,889,907     15,189,664  $         0.12
                                         ==============  =============  ===============


                                               NINE MONTHS ENDED DECEMBER 31, 2004
                                         ----------------------------------------------
                                             Income         Shares         Per-Share
                                          (Numerator)    (Denominator)      Amount
                                         ----------------------------------------------
BASIC EPS
Income available to common stockholders  $    3,658,573     12,799,385  $         0.29
EFFECT OF DILUTIVE SECURITIES
  Common stock options and warrants                   -        849,344           (0.01)
  Convertible debt                              117,543      1,144,555           (0.02)
                                         --------------  -------------  ---------------
FULLY DILUTED EPS
Income available to common stockholders  $    3,776,116     14,793,284  $         0.26
                                         ==============  =============  ===============


                                               NINE MONTHS ENDED DECEMBER 31, 2003
                                         ----------------------------------------------
                                             Income         Shares         Per-Share
                                          (Numerator)    (Denominator)      Amount
                                         ----------------------------------------------
BASIC EPS
Income available to common stockholders  $    5,666,071     11,361,669  $         0.50
EFFECT OF DILUTIVE SECURITIES
  Common stock options and warrants                   -      2,325,606           (0.09)
  Convertible debt                              277,312      1,715,937           (0.02)
                                         --------------  -------------  ---------------
DILUTED EPS
Income available to common stockholders  $    5,943,383     15,403,212  $         0.39
                                         ==============  =============  ===============

          As discussed in Note 5, our convertible debt is subject to an option to convert principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the three and nine months ended December 31, 2004 and 2003 results in this convertible debt being dilutive.

NOTE  9.  SEGMENT  REPORTING
          ------------------

          We primarily operate in the gaming segment. The gaming segment consists of our investments in IC-BH, Dry Creek Casino, L.L.C., Route 66
Casinos,  L.L.C.,  Nevada  Gold  Tulsa  and  Gold  River,  L.L.C.

          Summarized financial information concerning our reportable segments is shown in the following table. The "Other" column includes amounts not allocated to the gaming segment such as corporate-related items, and results of insignificant operations such as real estate and mining.

                                    AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                                 -------------------------------------------------------------

                                        Gaming                Other               Totals
                                 -------------------------------------------------------------
Revenue                          $           1,538,595  $         160,888   $        1,699,483
Segment profit (loss)                        1,430,560            (95,122)           1,335,438
Segment assets                              39,947,218          4,209,520           44,156,738
Investment in Isle of Capri
  Black Hawk, L.L.C.                        17,957,858                  -           17,957,858
Investment in Route 66
  Casinos, L.L.C.                            3,085,236                  -            3,085,236
Interest expense                               512,355                  -              512,355
Interest income                                300,075            143,985              444,060
Equity in earnings of Isle of
  Capri Black Hawk, L.L.C.                   1,477,890                  -            1,477,890
Equity in earnings of Route 66
  Casinos, L.L.C.                              400,755                  -              400,755

                                    AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
                                 -------------------------------------------------------------

                                        Gaming                Other               Totals
                                 -------------------------------------------------------------
Revenue                          $           2,495,004  $         185,276   $        2,680,280
Segment profit (loss)                        2,914,970           (120,008)           2,794,962
Segment assets                              28,593,523          4,124,849           32,718,372
Investment in Isle of Capri
  Black Hawk, L.L.C.                        14,411,761                  -           14,411,761
Investment in Route 66
  Casinos, L.L.C.                            1,385,252                  -            1,385,252
Interest expense                               747,775                  -              747,775
Interest income                              1,627,286            168,373            1,795,659
Equity in earnings of Isle of
  Capri Black Hawk, L.L.C.                   2,457,760                  -            2,457,760
Equity in earnings of Route 66
  Casinos, L.L.C.                              418,351                  -              418,351


                                     AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
                                 -------------------------------------------------------------

                                        Gaming                Other               Totals
                                 -------------------------------------------------------------
Revenue                          $           4,586,143  $         490,681   $        5,076,824
Segment profit (loss)                        6,048,050           (267,685)           5,780,365
Segment assets                              39,947,218          4,209,520           44,156,738
Investment in Isle of Capri
  Black Hawk, L.L.C.                        17,957,858                  -           17,957,858
Investment in Route 66
  Casinos, L.L.C.                            3,085,236                  -            3,085,236
Interest expense                             1,330,755                  -            1,330,755
Interest income                                930,488            439,973            1,370,461
Equity in earnings of Isle of
  Capri Black Hawk, L.L.C.                   5,517,108                  -            5,517,108
Equity in earnings of Route 66
  Casinos, L.L.C.                            1,246,897                  -            1,246,897

                                     AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                                 -------------------------------------------------------------

                                        Gaming                Other               Totals
                                 -------------------------------------------------------------
Revenue                          $           6,309,364  $         697,033   $        7,006,397
Segment profit (loss)                        8,936,734           (296,910)           8,639,824
Segment assets                              28,593,523          4,124,849           32,718,372
Investment in Isle of Capri
  Black Hawk, L.L.C.                        14,411,761                  -           14,411,761
Investment in Route 66
  Casinos, L.L.C.                            1,385,252                  -            1,385,252
Interest expense                             2,809,681                  -            2,809,681
Interest income                              3,732,438            616,521            4,348,959
Equity in earnings of Isle of
  Capri Black Hawk, L.L.C.                   7,948,208                  -            7,948,208
Equity in earnings of Route 66
  Casinos, L.L.C.                              636,625                  -              636,625

Reconciliations of reportable segment assets to our consolidated totals are as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2004         2003
                                                              -----------  -----------
Assets
Total assets for reportable segments                          $44,156,738  $32,718,372
Cash not allocated to segments                                  2,886,522    2,409,181
Notes receivable not allocated to segments                      4,252,121    5,315,122
Other assets not allocated to segments                          3,790,195       47,485
Furniture, fixtures, and equipment not allocated to segments      100,739    1,857,151
                                                              -----------  -----------

Total assets                                                  $55,186,315  $42,347,311
                                                              ===========  ===========

NOTE  10. COMMITMENTS  AND  CONTINGENCIES
          -------------------------------

          We have agreed to arrange for financing in connection with the development of a gaming project in Pauma Valley, California with the La Jolla Band of Luiseno Indians. If project financing is unavailable to the project and financing alternatives require a guaranty, we have agreed to act as guarantor on up to $25 million of project costs budgeted for La Jolla's Phase 1 project. Alternatively, if financing for the project is unavailable on acceptable terms we have agreed to provide financing up to $25 million.

          We have agreed to provide up to $1 million of financing to Muscogee (Creek) Nation for pre-development costs related to the gaming project in Tulsa, Oklahoma.

We have provided $1.6 million in advances to an Indian gaming project as of December 31, 2004 and are committed to fund another $1.8 million over a period of two years. This additional funding requirement could be offset by other sources of income or financing generated by the Indian tribe while pursuing a gaming development project.

          During the quarter ended December 31, 2004, our guarantee on debt of SI for the performance of the payment obligations was $96,000. In the event of SI's nonperformance under the terms of the obligation, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

          We indemnify our officers and directors for certain events or occurrences while the directors or officers are or were serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid, provided that such insurance policy provides coverage.

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

          EQUITY  METHOD  OF  ACCOUNTING

          Our investments in IC-BH, Route 66 Casinos, L.L.C., Sunrise, and RCI are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. Although we have an ownership interest of 51% in Route 66 Casinos, L.L.C., we account for the investment in Route 66 Casinos, L.L.C. using the equity method because the agreement provides that we and the joint venture partner have equal voting rights in the joint venture and the operating activities of the joint venture are currently controlled by the minority venturer (See Part II, Item 1). We record our equity in the income or losses of our equity investees using the same reporting periods as presented here in, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year) and one month in advance for IC-BH (which has a fiscal year ending on the last Sunday in April.) Sunrise holds approximately 300 acres of land in California and has no operating activities; thus, there has been no equity in earnings or losses recorded during the three and nine months periods ended December 31, 2004 and 2003. Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable for federal income tax purposes.

          IMPAIRMENT  OF  EQUITY  INVESTEES

          We review our investments in equity investees for impairment, whenever events or changes in circumstances indicate that the carrying amount of the investment has experienced a decline in value that is other than temporary and may not be recoverable. Generally our equity investees are evaluated periodically by determining an estimate of fair value derived from an analysis of undiscounted net cash flow, replacement cost or market comparison, before interest, and if required we will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Should an impairment occur, the carrying value of our investment in an equity investee would not be recorded below zero unless there are guaranteed obligations of the investee or if we are otherwise committed to provide further financial support. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors, such as recurring losses, permanent devaluation of the underlying long-term assets and intangibles held by the equity investee and softening industry trends that appear to be irreversible. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts. As of December 31, 2004 management believes that no impairment exists based upon periodic reviews. Furthermore, no impairment losses have been required to be recorded for the fiscal years ended March 31, 2004, 2003 and 2002.

          REVENUE  RECOGNITION

          We accrue credit enhancement fees earned from River Rock Casino for each month as earned. The credit enhancement fee income is due on the 15th day of the month following the month its earned. As of December 31, 2004, there has been no delinquency in the payment of credit enhancement fees.

          We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually payable is dependent upon the terms of the particular note receivable agreement, and may not correspond to the date such interest income is recorded. Interest income on notes receivable related to certain gaming development projects is deferred because realizability of the interest is contingent upon the completion of project financing or the cash flow from operations of the gaming projects. Interest deferred during the development period is recognized over the remaining life of the notes using the effective interest method.

          We record royalty income on the accrual basis as earned. The dates on which royalty income is actually payable is dependent upon the terms of the contract, and may not correspond to the date such royalty income is recorded. The amounts of the base monthly royalty income that we may earn fluctuate with changes in the Consumer Price Index (effective in August 2003) which is used to calculate the royalty income. As of December 31, 2004, there was no delinquency in the payment of royalty income.

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

          CAPITALIZED  PROJECT  DEVELOPMENT  COSTS

          We capitalize certain third party legal, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of gaming and real estate projects. Development expenditures are recorded at cost. The costs are amortized over the estimated useful life of the project. When accumulated costs on a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to expense.

General

          We are primarily a developer of gaming facilities and related lodging and entertainment facilities. We reported net income of $828,000 for the three months ended December 31, 2004 compared to net income of $1.8 million for the three months ended December 31, 2003, and net income of $3.7 million for the nine months ended December 31, 2004 compared to net income of $5.7 million for the nine months ended December 31, 2003.

          Our 43% ownership of the IC-BH is accounted for using the equity method of accounting. Our investment in the joint venture is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project. During the nine months ended December 31, 2004, our allocable income from IC-BH through January 23, 2005, IC-BH's quarter end, totaled $5.5 million, compared to $7.9 million for the nine months ended December 31, 2003. During the nine months ended December 31, 2004, we received a cash distribution of $3.6 million from IC-BH and our basis in the project through January 23, 2005 was $18 million.

          We own a 69% majority interest in Dry Creek Casino, L.L.C. For financial reporting purposes, the assets, liabilities, and earnings of Dry Creek Casino, L.L.C. are included in our consolidated financial statements. The interests of the other members have been recorded as minority interests totaling $263,000 at December 31, 2004.

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

          Our ownership of Route 66 Casinos, L.L.C. is accounted for using the
equity method of accounting.   Our investment in Route 66 Casinos, L.L.C. is
stated at cost and, adjusted for our equity in the undistributed earnings or losses of Route 66 Casinos, L.L.C. During the nine months ended December 31, 2004 and 2003, our portion of Route 66's undistributed earnings totaled $1.2 million and $637,000, respectively.

          Our ownership of RCI is accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. During the nine months ended December 31, 2004, our portion of RCI's undistributed earnings through September 30, 2004 totaled $58,000. In accordance with the equity method of accounting, our investment account balance was reduced to zero in our fiscal year ended March 31, 2000 and the remaining allocated loss of $1.1 million has not been reflected in our financial statements.

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

RIVER ROCK CASINO DEBT REFINANCING

          In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe's indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the indebtedness owed to Dry Creek Casino, L.L.C., Dry Creek Casino, L.L.C. reduced the indebtedness owed to us to $10 million at December 31, 2004. The $10 million note receivable to Dry Creek
Casino, L.L.C. from the River Rock Casino has been amended to provide for interest payable monthly at a rate of 9% per annum. On November 7, 2003 the Dry Creek Rancheria Band of Pomo Indians entered into an Intercreditor Agreement. The agreement states that if no default or event of default has occurred and is then continuing or if the Authority shall neither have requested nor received funds for construction cost overruns from the construction escrow account on or before the 45th day following substantial completion of the first parking structure comprising a portion of the project, the Authority. On November 7, 2003 the Dry Creek Rancheria Ban of Pomo Indians entered into an Intercreditor Agreement. The agreement sates that if no default or event of default has occurred and is then continued or if the Authority shall neither have requested nor received funds for construction cost overruns from constructions escrow account on or before 45th day following substantial completion of the first parking structure comprising a portion of the project the Authority shall, pursuant to an Officer's Certificate, repay Dry Creek Casino, L.L.C's $5 million. Under the same condition, the Authority shall repay the rest of the debt on the 75th day following substantial completion of the project.If the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in calendar year 2005). An identical loan agreement was entered into between us and Dry Creek Casino, L.L.C. Repayments received by Dry Creek
Casino, L.L.C. will be used to repay the loan to us. On November 7, 2003 the Dry Creek Rancheria Band of Pomo Indians entered into an Intercreditor Agreement. The agreement states that if no default or event of default has occurred and is then continuing or if the Authority shall neither have requested nor received funds for construction cost overruns from the construction escrow account on or before the 45th day following substantial completion of the first parking structure comprising a portion of the project, the Authority. On November 7, 2003 the Dry Creek Rancheria Ban of Pomo Indians entered into an Intercreditor Agreement. The agreement sates that if no default or event of default has occurred and is then continued or if the Authority shall neither have requested nor received funds for construction cost overruns from constructions escrow account on or before 45th day following substantial completion of the first parking structure comprising a portion of the project the Authority shall, pursuant to an Officer's Certificate, repay Dry Creek Casino, L.L.C's $5 million. Under the same condition, the Authority shall repay the rest of the debt on the 75th day following substantial completion of the project.If the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in calendar year 2005). An identical loan agreement was entered into between us and Dry Creek Casino, L.L.C. Repayments received by Dry Creek Casino, L.L.C. will be used to repay the loan to us.


If the amount of such loan
is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino's excess cash flow (anticipated to begin in calendar year 2005). An identical loan agreement was entered into between us and Dry Creek Casino, L.L.C. Repayments received by Dry Creek Casino, L.L.C. will be used to repay the loan to us.

Overview

          Historically Nevada Gold & Casinos, Inc. has relied on Isle of Capri Black Hawk for the majority of its earnings and cash flow. As discussed below, in June 2003 we began receiving a credit enhancement fee from the River Rock Casino. We expect to receive credit enhancement fees through May 2008, and anticipate that these fees will increase and become a larger contributor to our revenues and earnings since the River Rock Casino has expanded by adding parking structures, which were substantially completed in December 2004. Our business strategy will continue to focus on developing gaming projects but with greater emphasis on operating and owning gaming establishments. If we are successful, both our revenues and expenses can be expected to increase and become more diversified.

Results  of  Operations

          Comparison  of  the  quarters  ended  December  31,  2004  and  2003
          --------------------------------------------------------------------

          REVENUES. Revenues decreased 37%, or $981,000 to $1.7 million for the quarter ended December 31, 2004, compared to $2.7 million for the quarter ended December 31, 2003. Our revenue primarily consists of the following income streams:

     CREDIT  ENHANCEMENT  FEE  INCOME

          DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization for providing assistance in the development and financing of the River Rock Casino project. During the quarter ended December 31 2004, the credit enhancement fee income increased 43% or $371,000 to $1.2 million for the quarter ended December 31, 2004, compared to $868,000 for the quarter ended December 31, 2003. The increase is primarily related to increased revenues at the property resulting from additional available parking and an expanded bus program.

     OTHER  REVENUES

          INTEREST INCOME. Our interest income consists primarily of interest earned on loans we have made in connection with the River Rock Casino project, other gaming projects, and to our affiliates. Interest income decreased 75%, or $1.4 million to $444,000 for the quarter ended December 31, 2004, compared to $1.8 million for the quarter ended December 31, 2003. The decrease is attributable to River Rock Casino's $22.6 million note receivable principal repayment in November 2003 which significantly decreased the average outstanding balance of notes receivable during the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003.

          ROYALTY INCOME. Royalty income was $17,000 for each of the quarters ended December 31, 2004 and 2003. This income is derived solely from our mining agreement with Metallic Goldfield, Inc. ("Metallic"). Based on our agreement with Metallic, we anticipate receiving $62,000 of royalties during the fiscal year ending March 31,

2005. However, our agreement with Metallic is terminable at any time; therefore, there is no assurance we will receive these revenues in the future.

          EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK L.L.C. Equity in earnings of IC-BH decreased 40% to $1.5 million for the quarter ended December 31, 2004 compared to $2.5 million for the quarter ended December 31, 2003. The decrease is primarily attributable to a decrease in gaming revenue caused by construction disruption related to the $95 million expansion project in its Black Hawk properties during the quarter ended December 31, 2004. We believe such construction disruption from the expansion project will likely continue until the first phase of expansion is completed, which is anticipated to occur by the end of February 2005.

          EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 decreased 4% to $401,000 for the quarter ended December 31, 2004 compared to $418,000 for the quarter ended December 31, 2003.

          TOTAL EXPENSES. Total expenses decreased 22%, or $576,000 to $2.1 million for the quarter ended December 31, 2004, compared to $2.6 million for the quarter ended December 31, 2003. The decrease primarily relates to the net result of decreases in interest expense of $235,000 and amortization of deferred loan issue cost of $903,000. Expansion in our business cause increase in corporate office expenses, including increases of office rent related to the addition of office space and office supplies,, salary expenses related to increases in number of personnel and salaries to existing employees. Also, an increase of $328,000 in legal and professional fees was related to consulting services attributable to operational and regulatory issues, and additional legal expenses attributable to litigation.


          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 8%, or $25,000, to $271,000 for the quarter ended December 31 2004, compared to $296,000 for the quarter ended December 31, 2003. The decrease primarily relates to the net result of decreases in amortization of development cost of $78,000 which is partially offset by an increase in travel, office and telephone expenses attributable to the expansion of our business and additional personnel.

          INTEREST EXPENSE. Interest expense decreased 31%, or $235,000, to $512,000 for the quarter ended December 31, 2004, compared to $748,000 for the quarter ended December 31, 2003. The decrease is primarily related to the repayment of our $23 million credit facility in November 2003 which significantly lowered our overall weighted average outstanding corporate debt during the quarter ended December 31, 2004.

          SALARIES. Salaries increased 80%, or $266,000, to $600,000 for the quarter ended December 31, 2004, compared to $333,000 for the quarter ended December 31, 2003 related to increasing personel by 25% including adding an in-house General Counsel, a Director of Casino Operations, and a project executive. There were also salary increases to existing employees.

          LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased 137%, or $328,000, to $568,000 for the quarter ended December 31, 2004, compared to $239,000 for the quarter ended December 31, 2003. The increase is primarily the result of an increase in consulting service fees primarily attributable to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), operational and regulatory issues, and additional legal expenses attributable to litigation.

          AMORTIZATION OF DEFERRED LOAN ISSUE COST. Amortization of deferred loan issue cost decreased to $64,000 for the quarter ended December 31, 2004, compared to $967,000 for the quarter ended December 31, 2003. The decrease primarily attributable to the absence of the recognition of $770,000 of deferred loan issue cost related to the repayment of our $23 million credit facility in November 2003.

          NET INCOME. Income before income tax provision decreased 52%, or $1.5 million, to $1.3 million for the quarter ended December 31, 2004 as compared to $2.8 million for the quarter ended December 31, 2003. Net income decreased 54% or $980,000 to $828,000 for the quarter ended December 31, 2004 as compared to net income of $1.8 million for the quarter ended December 31, 2003. The effective tax rate for the quarters ended December 31, 2004 and 2003 was 38% and 35%, respectively.

          Comparison of the nine months ended December 31, 2004 and 2003
          --------------------------------------------------------------

          REVENUES. Revenues decreased 28%, or $1.9 million to $5.1 million for the nine months ended December 31, 2004, compared to $7 million for the nine months ended December 31, 2003. Our revenue primarily consists of the following income streams:

     CREDIT  ENHANCEMENT  FEE  INCOME

          DRY CREEK CASINO, L.L.C. Starting in June 2003, the Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino's earnings before taxes (if any), depreciation and amortization for providing assistance in the development and financing of the River Rock Casino project. During the nine months ended December 31 2004, the credit enhancement fee income increased 42% or $1 million, to $3.7 million, compared to $2.6 million for the nine months ended December 31, 2003. The increase is primarily related to the recording of a full nine months credit enhancement fee income for the nine months ended December 31, 2004, compared to the recording of seven months of credit enhancement fee income during the nine months ended December 31, 2003. We started earning credit enhancement fees in June 2003, according to the term of the contract. Revenue was increased related to higher attendance at the property resulting from additional available parking and an expanded bus program.

     OTHER REVENUES

          INTEREST INCOME. Our interest income consists primarily of interest earned on loans we have made in connection with the River Rock Casino project, other gaming projects, and to our affiliates. Interest income decreased 68%, or $3 million to $1.4 million for the nine months ended December 31, 2004, compared to $4.3 million for the nine months ended December 31, 2003. The decrease is attributable to River Rock Casino's $22.6 million note receivable principal repayment in November 2003 which significantly decreased the average outstanding balance of notes receivable during the nine months ended December 31, 2004 compared to the quarter ended December 31, 2003.

          ROYALTY INCOME. Royalty income increased 11%, or $5,000, to $51,000 for the nine months ended December 31, 2004, compared to $46,000 for the nine months ended December 31, 2003. The increase is attributable to an increase in the base monthly royalty income amount which fluctuates due to changes in the Consumer Price Index (effective in August 2003) which is used to calculate the royalty income. This income is derived solely from our mining agreement with Metallic Goldfield, Inc. ("Metallic"). Based on our agreement with Metallic, we anticipate receiving $62,000 of royalties during the fiscal year ending March 31, 2005. However, our agreement with Metallic is terminable at any time; therefore, there is no assurance we will receive these revenues in the future.

          EQUITY IN EARNINGS OF ISLE OF CAPRI BLACK HAWK L.L.C. Equity in earnings of IC-BH decreased 31% to $5.5 million for the nine months ended
December 31, 2004 compared to $7.9 million for the nine months ended December 31, 2003. The decrease is primarily attributable to a decrease in gaming revenue caused by construction disruption related to the $95 million expansion project in its Black Hawk properties during the nine months ended December 31, 2004. We believe such construction disruption from the expansion project will likely continue until the first phase of expansion is completed, which is anticipated to occur by the end of February 2005.

          EQUITY IN EARNINGS OF ROUTE 66 CASINOS, L.L.C. Equity in earnings of Route 66 increased 96% to $1.2 for the nine months ended December 31, 2004 compared to $637,000 for the nine months ended December 31, 2003. The increase is primarily related to estimated rental revenues from the gaming equipment lease of 1,250 slot machines with the Route 66 Casino's permanent facility which opened on September 4, 2003. Prior to the opening of the permanent facility, there was a temporary casino with only 100 leased slot machines and another facility with 45 leased slot machines.

          TOTAL EXPENSES. Total expenses decreased 16%, or $1 million, to $5.5 million for the nine months ended December 31, 2004, compared to $6.6 million for the nine months ended December 31, 2003. The decrease primarily relates to decreases in interest expense of $1.5 million and amortization of deferred loan issue cost of $667,000 and legal fees of $237,000 which were partially offset by the expansion in our business resulting in increases totaling $94,000 in general and administrative expenses related to office supplies, the addition of office space and filing fees, an increase of $663,000 in salary expenses related to increases in number of personnel and salaries of existing employees, $404,000 of consulting service fees and a $157,000 of write-off of project development costs.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 14%, or $95,000, to $762,000 for the nine months ended
December 31 2004, compared to $667,000 for the nine months ended December 31, 2003. The increase is primarily related to the expansion in our business and personnel which caused an increase in corporate office expense including increases in travel, telephone expenses, office supplies and filing fees.

          INTEREST EXPENSE. Interest expense decreased 53%, or $1.5 million, to $1.3 million for the nine months ended December 31, 2004, compared to $2.8 million for the nine months ended December 31, 2003. The decrease is primarily related to the repayment of our $23 million credit facility in November 2003 which significantly lowered our overall weighted average outstanding corporate debt during the nine months ended December 31, 2004.

          SALARIES. Salaries increased 74%, or $663,000, to $1.6 million for the nine months ended December 31, 2004, compared to $893,000 for the nine months ended December 31, 2003. The increase is related to increasing personel by 25% including adding an in-house General Counsel, a Director of Casino Operations, and a project executive. There were also salary increases to existing employees.

          LEGAL AND PROFESSIONAL FEES. Legal and professional fees increased $167,000 to $1.2 million for the nine months ended December 31, 2004, compared to $1.1 million for the nine months ended December 31, 2003. The increase is primarily the net result of a $237,000 decrease in legal fees relating to litigation and $404,000 increase in consulting service fees primarily attributable to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), operational and regulatory issues and increased audit fees.

          AMORTIZATION OF DEFERRED LOAN ISSUE COST. Amortization of deferred loan issue cost decreased 69% or $667,000 to $293,000 for the quarter ended December 31, 2004, compared to $960,000 for the nine months ended December 31, 2003. The decrease primarily attributable to the absence of the recognition of $770,000 of deferred loan issue cost related to the repayment of our $23 million credit facility in November 2003.

          WRITE-OFF OF PROJECT DEVELOPMENT COSTS. During the nine months ended December 31, 2004, we recorded a write-off of project development cost of $181,000, compared to $23,000 in the nine months ended December 31, 2003. The $181,000 of write-off in the nine months ended December 31, 2004 was for the due diligence costs incurred for a gaming project we evaluated for acquisition that was subsequently taken off the market. The $23,000 of write-off in the nine months ended December 31, 2003 was for a project that we determined not to be economically feasible.

          NET INCOME. Income before income tax provision decreased 33% or $2.9 million, to $5.8 million for the nine months ended December 31, 2004 as compared to $8.6 million for the nine months ended December 31, 2003. Net income decreased 35% or $2 million to $3.7 million for the nine months ended December 31, 2004 as compared to net income of $5.7 million for the nine months ended December 31, 2003. The effective tax rate for the nine months ended December
31,  2004  and  2003  was  38%  and  34%,  respectively.

Liquidity  and  Capital  Resources

          OPERATING ACTIVITIES. Net cash provided by operating activities during the nine months ended December 31, 2004 amounted to $3.6 million, compared to $741,000 of net cash provided by operating activities during the nine months ended December 31, 2003. The increase was primarily related to an increase in cash distributions from IC-BH and receipts of credit enhancement fee income from the River Rock Casino project for the nine months ended December 31, 2004.

          INVESTING ACTIVITIES. Net cash used in investing activities during the nine months ended December 31, 2004, amounted to $5.2 million, a decrease of $26.8 million over the $21.6 million of net cash provided by investing activities in the nine months ended December 31, 2003. During the nine months ended December 31, 2003, River Rock Casino and a third party repaid a total of $25.9 million in notes receivable. There were no significant notes receivable repayments during the nine months ended December 31, 2004.

          At December 31, 2004, we had notes receivable of $5.2 million related to the development of gaming/entertainment projects. Of this amount, $2.3 million is represented by a note to a third party which bears interest at a rate of 10% and is payable on or before ten years from the date of the note, with earlier repayment required upon obtaining permanent financing or out of cash flow from operation of such gaming/entertainment project.

          Additionally, $1.6 million of the notes receivable is related to a Native-American gaming development project. A development agreement has been entered into with an Indian tribe and we are making advances to fund the Tribe's federal recognition efforts and administrative expenses. This note bears interest at 10% per annum. The note is payable from the first proceeds of the development loan or future revenues from the Tribe's economic enterprises, including any gaming facility.

          In addition to these two notes we made other loans to Indian tribes and third parties totaling approximately $1.3 million. These notes bear an average interest rate of 10% per annum with maturity dates based on the availability of project financing and /or cash flow from operations. The repayment of such loans and accrued interest will be largely dependent upon the ability to obtain financing at each gaming project and/or the performance of each gaming project.

          FINANCING ACTIVITIES. Net cash provided by financing activities during the nine months ended December 31, 2004 amounted to $991,000, compared to the $23.9 million of net cash used in financing activities in the nine months ended December 31, 2003. During the nine months ended December 31, 2004, we received $2.6 million from the exercise of options, and borrowed of $6 million from our $40 million credit facility. We also repurchased 604,900 shares of our common shares for a total of $6.6 million.

          At December 31, 2004, we had available cash of $2.9 million. In June 2004, we amended the existing financing documents relating to our $13 million credit facility and entered into a $40 million revolving credit facility. We reduced the amount of debt outstanding under the $13 million credit facility to approximately $3.3 million (by borrowing approximately $7.9 million from the $40 million revolving credit facility), which matures December 31, 2005, and amended the interest rate to 7.5% per annum. The $3.3 million principal amount is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. The $40 million revolving credit facility allows us to borrow, on a revolving basis, up to $40 million (less any other indebtedness owed by us to the lender) at any time prior to June 30, 2008. Amounts advanced under the revolving credit facility bear interest at the rate of 8.5% per annum. The convertible note and $40 million credit facility are secured by our interest in IC-BH.

          In June 2004, a financial advisor who facilitated the procurement of the $13 million credit facility exercised warrants previously granted to himThe warrants allowed him to purchase 1,041,533 shares of our common stock at the price of $3.00 per share. We provided for these warrants to be exercised on a cashless basis by the holder. The implied cash value of the exercise of all the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share leaving a net issuance of 801,917 shares of common stock. We repurchased 501,917 of these shares at the fair market value of $13.04 per share through the issuance of a $6.5 million note payable which bears interest at the rate of 7.5% per annum, with $3.25 million of principal maturing on each of April 1, 2005 and 2006. Subsequently, the 501,917 shares of common stock repurchased were retired

          We believe we have adequate capital to fund our operations for the next twelve months. During the next twelve months, we expect to receive cash distributions from IC-BH of approximately $3 million to $4 million based on our current estimate and note receivable collections of $1.2 million from affiliate companies. We also anticipate that Dry Creek Casino, L.L.C. will be receiving its credit enhancement fee from River Rock Casino. We believe the credit enhancement fee will increase when the parking structures are completed at the end of this calendar year.

          At February 2, 2005, we were leveraged with $16.6 million in corporate debt. We also have guaranteed debt of $96,000 of an affiliated company that may mature during the next fiscal year. In January 2005, we received a

$2.3 million federal income tax refund, and River Rock Casino repaid $5 million of the $10 million loan to Dry Creek Casino, L.L.C. In turn, Dry Creek Casino, L.L.C. repaid $5 million of the $10 million loan to us. With these proceeds, we prepaid $3.3 million of the $6.5 million term loan owing to a financial advisor and repaid $4 million of our $13.9 million outstanding under our $40 million revolving credit facility. To date, cash distributions from IC-BH, notes receivable collections and credit enhancement fees from the River Rock Casino have been sufficient to satisfy our current obligations. However, if we are required to perform on our outstanding guarantee, or if the debt covenant ratios of the River Rock Casino debt financing preclude the payment to us of our credit enhancement fees or outstanding note receivable to River Rock Casino, we may need to borrow from our $40 million revolving credit facility to meet our current obligations. Currently, we have $26.8 million available under our $40 million revolving credit facility.

          We have agreed to arrange for financing in connection with the development of a gaming project in Pauma Valley, California with the La Jolla Band of Luiseno Indians. If financing is unavailable to the project and financing alternatives require a guaranty, we have agreed to act as guarantor on up to $25 million of project costs budgeted for La Jolla's Phase 1 project. Alternatively, if financing for the project is unavailable, we have agreed to provide financing up to $25 million. We are currently pursuing and anticipate that project financing will be available on acceptable terms. In the event that such financing is not available and we finance all or a portion of the $25 million project cost, or in the event we were to issue a guaranty and were required to honor that guaranty, we would be required to increase our borrowings under our existing revolving credit facility, which would increase our leverage and adversely affect our liquidity. We might also be required to obtain additional financing through the issuance of debt and/or equity securities. We cannot be certain that any additional financing, if necessary, would be available to us on acceptable terms.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Management of the Company, with the participation of its principal executive officer and principal financial officer, has concluded there were no significant changes in the Company's internal controls over financial reporting that occurred during three months ended December 31, 2004 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

          Route 66 Casino. On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in

Route 66 Casinos, L.L.C. Route 66 Casinos, L.L.C. was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group's agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Route 66 Casinos, L.L.C. Operating Agreement, governed the relationship of the parties relating to the Route 66 gaming operation. Pursuant to this agreement, we are to receive 51% of the net revenue from the Route 66 gaming operation. This agreement, which was signed by both us and The Gillmann Group, contains an arbitration clause.

          In addition to the operating agreement, the parties also entered into a promissory note and a right of first refusal agreement, whereby The Gillmann Group agreed to offer us the right to partner on future gaming projects. The Gillmann Group and Mr. Gillmann have breached each of these agreements.

          We initiated arbitration proceedings pursuant to the Route 66 Casinos, L.L.C. operating agreement; however, The Gillmann Group and Mr. Gillmann refused to participate on the ground that the operating agreement is invalid. We then filed a lawsuit in state district court on October 3, 2002, in Harris County, Texas (Nevada Gold & Casinos, Inc. v. Ameican Heritage, Inc., et al. (No. 2002-51378)), initially seeking to recover payment pursuant to the promissory note. We have since amended our claims to include breach of contract, breach of fiduciary duty, fraud and other claims related to The Gillmann Group's repudiation of the Route 66 Casinos, L.L.C. operating agreement and right of first refusal agreement.

          The Gillmann Group then filed a lawsuit in state district court on October 4, 2002, in Clark County, Nevada (American Heritage, Inc., et al. v. Nevada Gold & Casinos, Inc., et al. (No. A457315)). In its lawsuit, The Gillmann Group seeks judicial dissolution of Route 66 Casinos, L.L.C. and seeks a declaratory judgment that the operating agreement is void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court. Likewise, the Nevada Supreme Court has ordered the parties not to participate in arbitration until it rules on whether the dispute is subject to arbitration. A ruling is expected within the next year.

          Meanwhile, the related lawsuit in Texas has been stayed pending the outcome of the Nevada appeal.

          Rinaldo Corporation. On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against the Company in the Superior Court of the State of California (No. S-1500-CV 253969 AEW). According to the Complaint, Rinaldo Corporation ("Rinaldo") and the Timbisha Shoshone Tribe of the Western Shoshone Nation (the "Tribe") entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the Tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expenses the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the Tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that the Company and the other named defendants wrongfully interfered with the agreement between Rinaldo and the Tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks up to $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring the Company and the other defendants from engaging in further acts of alleged interference. On October 29, 2004, Rinaldo filed its First Amended Complaint. The Company demurred to Rinaldo's First Amended Complaint, and, at a hearing on January 5, 2005, the Court orally sustained Nevada Gold's demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others. The Court has not yet signed a written order memorializing its oral demurrer ruling, and Nevada Gold has not yet answered any portion of Rinaldo's complaint. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

          During the three months ended December 31, 2004, we repurchased 390,000 shares of our common stock in the open market at an average price of $10.88 per share.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                          Total Number
                                            of Shares        Maximum Number
                  Total                 Purchased as Part       of Shares
                Number of    Average       of Publicly       that May Yet Be
                 Shares    Price Paid    Announced Plans   Purchased Under the
Period          Purchased   per Share      or Programs      Plan or Programs
--------------  ---------  -----------  -----------------  -------------------

10/01-10/31/04    324,000  $     10.97          324,000 *              160,100

11/01-11/30/04     66,000  $     10.45           66,000 *               94,100

12/01-12/31/04          -  $         -                  -               94,100

Total             390,000  $     10.88          390,000 *               94,100

* 500,000 share buyback plan announced

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The following exhibits are to be filed as part of this report:

EXHIBIT
NUMBER    DESCRIPTION
 3.1      Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as
          Appendix A to the company's definitive proxy statement filed on Schedule 14A on July 30, 2001)
 3.2      Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company's From 10-QSB, Filed August 14, 2002)
 3.3      Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002)
 3.4      Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)
 4.1      Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)
 4.5      Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company's
          Form S-8, file no. 333-100517)
 10.1     Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K, filed on July 14, 2004)
 10.2     First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino
          America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos,
          Inc. (filed previously as Exhibit 10.2 to Form 10-K, filed on July 14, 2004)
 10.3     License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black
          Hawk L.L.C. (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed November 14,
          1997)
 10.4     Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed February 14, 2002)
 10.5     Amended and Restated Nevada Gold & Cainos, Inc. 1999 Stock Option Plan (filed previously as
          Exhibit 4.5 to Form S-8 filed October 11, 2002)
 10.6(*)  Credit Facility dated June 28, 2004 by and between Nevada Gold & Casinos, Inc. and the Lender
          (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)
 10.7(*)  Amended and Restated Security Agreement dated June 28, 2004 by and among Nevada Gold & Casinos,
          Inc., Blackhawk Gold, Ltd. and the Lender (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange
          Act.)
 10.8(*)  Amended and Restated Secured Promissory Note dated June 28, 2004 by and among Nevada Gold & Casinos,
          Inc. and the Lender (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)
 14       Code of Ethics (filed previously as Exhibit 14 to Form 10-K, filed on July 14, 2004)
 31.1(*)  Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
 31.2(*)  Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
 32.1(*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002.
 32.2(*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002.

(*)  filed herewith

     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada  Gold  &  Casinos,  Inc.
------------------------------


By:  /s/  Christopher  Domijan
------------------------------
Christopher  Domijan,  Chief  Financial  Officer

Date:  February  9,  2005

EXHIBIT
NUMBER    DESCRIPTION
 3.1      Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as
          Appendix A to the company's definitive proxy statement filed on Schedule 14A on July 30, 2001)
 3.2      Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company's From 10-QSB, Filed August 14, 2002)
 3.3      Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002)
 3.4      Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)
 4.1      Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company's Form S-8/A, file no. 333-79867)
 4.5      Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company's
          Form S-8, file no. 333-100517)
 10.1     Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K, filed on July 14, 2004)
 10.2     First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino
          America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos,
          Inc. (filed previously as Exhibit 10.2 to Form 10-K, filed on July 14, 2004)
 10.3     License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black
          Hawk L.L.C. (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed November 14,
          1997)
 10.4     Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company's Form 10-QSB, filed February 14, 2002)
 10.5     Amended and Restated Nevada Gold & Cainos, Inc. 1999 Stock Option Plan (filed previously as
          Exhibit 4.5 to Form S-8 filed October 11, 2002)
 10.6(*)  Credit Facility dated June 28, 2004 by and between Nevada Gold & Casinos, Inc. and the Lender
          (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)
 10.7(*)  Amended and Restated Security Agreement dated June 28, 2004 by and among Nevada Gold & Casinos,
          Inc., Blackhawk Gold, Ltd. and the Lender (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange
          Act.)
 10.8(*)  Amended and Restated Secured Promissory Note dated June 28, 2004 by and among Nevada Gold & Casinos,
          Inc. and the Lender (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)
 14       Code of Ethics (filed previously as Exhibit 14 to Form 10-K, filed on July 14, 2004)
 31.1(*)  Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
 31.2(*)  Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
 32.1(*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002.
 32.2(*)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002.

(*)  filed  herewith