Form 10-K/A
period 2004-03-31
NEVADA GOLD & CASINOS INC
filed 2005-05-11
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K/A

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to _____________

Commission file number 0-25717

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
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ Yes     ☐ No

As of September 30, 2003, the aggregate market value of Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock, as reported on the American Stock Exchange, was $93,341,988. As of June 4, 2004, 12,538,002 shares of Registrant’s Common Stock, $0.12 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following document (or parts thereof) is incorporated by reference into the following parts of this form 10-K: Proxy Statement for the annual meeting of shareholders - Part III Items 10, 11, 12, 13 and 14.

Introductory Note

This Form 10-K/A is being filed for the purpose of adding to or clarifying disclosures to our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Legal Proceedings and our financial statements and footnotes previously included in our Form 10-K for the fiscal year ended March 31, 2004. The additions to our MD&A relate principally to disclosure of future trends and further year to year comparative analysis. With respect to our financial statements, we have added audited financial statements of Isle of Capri - Black Hawk L.L.C. for the fiscal years ended April 25, 2004, April 27, 2003 and April 28, 2002, to supplement the previously filed condensed financial information for such entity and have provided greater detail through the addition of certain line items in our consolidated statements of operations and cash flows. The footnotes to our financial statements have been revised to clarify and supplement disclosures that might be useful to the readers of our financial statements. The Legal Proceedings section has been revised to conform to the revised footnote disclosure, as applicable.

Except as described above, we have not amended or modified the financial information or other disclosures contained in our Form 10-K as originally filed. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below. The following represents our Form 10-K in its entirety as amended to address the foregoing.

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

Description Of Business- Gaming Projects

Colorado Gaming Projects

We are a 43% non-operating owner of Isle of Capri Black Hawk, L.L.C. (“IC-BH”). Isle of Capri Casinos, Inc. (“Isle”) is the 57% operating owner. In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino for $84 million. Also in April 2003, IC-BH entered into a new $210.6 million Senior Secured Credit Facility which was used to repay its existing credit facility and to provide financing for the acquisition of the two casinos and for a planned expansion project in Black Hawk. In January 2004, IC-BH commenced a $94 million expansion of the Isle of Capri-Black Hawk and the Colorado Central Station Casino. In February 2004, the Senior Secured Credit Facility was amended to provide for a $40 million revolving credit facility and a $165 million term loan. IC-BH now owns and operates three casinos in Colorado (referred to collectively as the “Colorado Casinos”). Isle operates the Colorado Casinos under an agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profit of the Colorado Casinos. IC-BH’s gaming properties are:

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

In January 2004, IC-BH commenced a $94 million construction project at its Black Hawk Casinos. The expansion project includes 15,000 square feet of additional gaming space, covered skywalks to connect the two casino properties, a 1,200-space parking garage, 160 additional hotel rooms and a 200-seat restaurant. As currently planned, IC-BH expects to open the first phase, which includes two floors of parking and the casino expansion, in spring 2005. The hotel, restaurant and remaining parking are scheduled to be completed within twelve months thereafter. IC-BH is also funding approximately $20 million (which is part of the $94 million overall total) of public improvements which include extending Main Street to connect to Colorado Route 119. This will provide customers direct access to our Black Hawk casinos and parking garages at the first two traffic lights into Black Hawk. We currently expect that the extension of Main Street will be completed by late summer 2005.

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

In November 2003, the River Rock Entertainment Authority completed a $200 million senior note financing. Net proceeds from the financing have been and will be used to (a) repay a majority of River Rock Casino’s outstanding indebtedness, including indebtedness payable to Dry Creek Casino, LLC, (b) fund the completion of three parking structures and related infrastructure improvements and (c) settle its litigation with a prior developer which resulted in settlement of the related lawsuit filed by such prior developer against us and Dry Creek Casino, L.L.C. As a result of the financing, Dry Creek Casino, LLC’s guarantees were reduced to $1.2 million from $14.6 million. Out of the net proceeds of the financing, the River Rock Casino (i) reduced the $32.6 of indebtedness owed to Dry Creek Casino, L.L.C. to $10 million, and Dry Creek Casino, L.L.C. reduced the $31.1 of indebtedness owed to us to $10 million, (ii) paid the accrued credit enhancement fee through October 2003 to Dry Creek Casino, L.L.C. in the amount of $2.2 million, and (iii) paid accrued interest through November 7, 2003 to the Dry Creek Casino, L.L.C. in the amount of $1.1 million. As part of River Rock Casino’s repayment of indebtedness, our guarantees with respect to River Rock Casino’s indebtedness were reduced from $13.3 million to $762,000 as of March 31, 2004. The $10 million loan from Dry Creek Casino, L.L.C. to the River Rock Casino was amended to provide for interest payable monthly at a rate of 9% per annum and a maturity date upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund parking structures (anticipated to occur in late calendar year 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino’s excess cash flow, (anticipated to begin in calendar year 2005). An identical loan agreement was entered into between us and Dry Creek Casino, L.L.C.

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

The Route 66-themed casino opened on September 4, 2003. The 165,000-square-foot casino, located 11 miles west of Albuquerque adjacent to I-40, includes 1,250 slot machines, 20 table games, a bingo hall with 750 seats, a 2,800-seat theater/entertainment/special events venue, a cabaret lounge, and multiple food, beverage and retail outlets, plus ample paved parking for trucks and automobiles. Pueblo of Laguna’s land is adjacent to I-40, the original Route 66-once termed “The Main Street of America” and made famous by the TV series Route 66.

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

Substantial Leverage

In April 2003, IC-BH entered into a $210.6 million Senior Secured Credit Facility, which replaced its prior credit facility. In February 2004, the Senior Secured Credit Facility was amended to provide for a $40 million revolving credit facility and a $165 million term loan. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the operations of IC-BH’s Colorado Casinos has been sufficient to pay its debt obligations.

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

Impact of Construction Disruption on IC-BH Operations

The IC-BH casinos in Black Hawk are undergoing a major expansion project. Construction has caused, and is expected to continue to cause, disruption to the operations of the Black Hawk casinos. If the current trend of construction disruption in Black Hawk continues, IC-BH anticipates that it will be required to amend certain financial covenants in its $205 million Senior Secured Credit Facility to remain in compliance. Although we cannot be certain that such amendments will be obtained from the lenders, IC-BH anticipates that they will be. If these covenants are not amended, IC-BH’s Senior Secured Credit Facility would be subject to acceleration by its lenders. This would in turn adversely affect IC-BH’s ability to make payments to us.

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

Employees

As of June 17, 2004, we employed 23 people.

Available Information

We make available on our website (www.nevadagold.com) under “Investor Relations - SEC Filings”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Item 2. Description of Properties

Isle of Capri Black Hawk. IC-BH (of which we own 43%) owns approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with the Isle of Capri casino. This land is pledged against the IC-BH $205 million Senior Secured Credit Facility.

Colorado Central Station - Black Hawk. IC-BH (of which we own 43%) owns and leases approximately 7.1 acres of land in Black Hawk, Colorado for use in connection with the Colorado Central Station. IC-BH leases additional parcels of land adjoining the Colorado Central Station casino for parking. This lease is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding June 1, 2094. Annual rent is $480,000 and renewals are subject to 20% rent increases over the rate of the previous term. IC-BH also entered into a lease for additional parking. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is $1.67 million indexed to correspond to any rise or fall in the cost of living at one-year intervals beginning June 1, 1996, not to exceed 3% difference from the previous year’s rate. These interests are pledged against the IC-BH $205 million Senior Secured Credit Facility.

The Colorado Grande - Cripple Creek. IC-BH (of which we own 43%) leases approximately 0.57 acres of land in Cripple Creek, Colorado for use in connection with the casino facilities. IC-BH leases this land at an annual rent at the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with a option to renew for fifteen years with the final option period concluding January 31, 2021. These interests are pledged against the IC-BH $205 million Senior Secured Credit Facility.

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

Credit Facility. The holder of our $13 million credit facility commenced an arbitration proceeding against us in Harris County, Texas. In June 2004, we settled our dispute by amending existing financing documents and entering into a $40 million revolving credit facility. We reduced the amount of debt outstanding under the $13 million credit facility to approximately $3.3 million ( by drawing down approximately $7.9 million on the $40 million revolving credit facility), which matures December 31, 2005 and amended the interest rate to 7.5% per annum. The $3.3 million principal is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. The $40 million revolving credit facility allows us to draw down, on a revolving basis, up to $40 million (less any other indebtedness owed by us to the holder) at any time prior to June 30, 2008. Amounts drawn under the revolving credit facility bear interest at the rate of 8.5% per annum. The current availability under this revolving credit facility is approximately $28.8 million. The convertible note and $40 million credit facility is secured by our interest in IC-BH. Concurrently with settling this matter, we resolved a dispute with a financial advisor who facilitated the procurement of the $13 million credit facility by allowing his exercise of a warrant, issuing him 801,917 shares of our common stock, and repurchasing 501,917 of these shares at $13.04 per share which was the quoted closing market price on the date of transaction. We paid the purchase price by issuing a $6.5 million note which bears interest at the rate of 7.5% per annum, and provides for the payment of $3.25 million of principal maturing on each of April 1, 2005 and April 1, 2006. Subsequent to the repurchase, the 501,917 shares of common stock repurchased were retired by us. The repurchase of the shares of common stock was at fair market value on the measurement date, which was June 10, 2004, thus no expense was recorded.

Corporate Strategies. In May 2002, we were sued in Case No. 2002-22278, Corporate Strategies, Inc. v. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc. was seeking damages and other relief for an alleged breach of a consulting services agreement entered into during December 1997. We asserted counterclaims and cross claims against individuals within Corporate Strategies (Harold Finstad, Arthur Porcari, Stephen Porcari and Martin R. Nathan). The claims between us and Mr. Nathan were subsequently referred to arbitration in accordance with the parties’ agreement. This lawsuit, as well as the claims in arbitration, was settled in March 2004 through the issuance of Nevada Gold common stock to Corporate Strategies, Inc. and the individual third party defendants. The issuance of common stock was accounted for as an exercise by Corporate Strategies of warrants to purchase common stock of the Company. These warrants were granted, fair valued using the Black Scholes option pricing model, and charged to the consolidated statement of operations in the fiscal year ended March 31, 1998 in accordance with SFAS No. 123, Paragraph 10. A dispute arose between the Company and Corporate Strategies as to number of underlying shares subject to the warrants exercisable by Corporate Strategies. The parties resolved their dispute and agreed that the number of underlying shares subject to the warrants was as reflected in the Company’s accounting records. The number of shares of common stock issued to Corporate Strategies upon their ultimate exercise of these warrants did not exceed the number of shares reflected in the Company’s accounting records; therefore, no additional charge to expense was required. The parties have filed a joint nonsuit with prejudice in the district court case and the arbitration was dismissed by agreement.

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

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)

Equity Compensation Plans Approved by Security Holders	1,595,951		$5.64	206,549
Equity Compensation Plans Not Approved by Security Holders	1,207,834	(1)	$3.01	-0-
Total	2,803,785		$4.16	206,549

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

	Fiscal Year Ended March 31,
	2004(a)		2003(b)		2002		2001(c)	2000
			(Restated		(Restated		(Restated	(Restated
			(h))		(h))		(h))	(h))
Income Statement Data:
Total revenues	$8,544,432		$3,584,880		$889,433		$472,366	$340,072
Total expenses	7,888,275		5,446,337		3,513,614		2,342,845	2,642,123
Equity in earnings of Isle of Capri Black Hawk	10,175,236		9,450,807		7,676,420		6,357,255	2,299,076
Equity in earnings of Route 66 Casinos, L.L.C.	1,068,230		87,274		—		—	—
Equity (loss) in earnings of Restaurant Connections International, Inc.	—		—		—		96,878	(37,189)
Minority interests	(561,697)		(53,323)		(36,051)		—	—
Loss on early extinguishment of debt	—		—		(2,910,570	)(g)	—	—
Net income before income tax (provision) benefit	11,337,926		7,623,301		2,105,618		4,583,654	(40,164)
Income tax (provision) benefit	(3,813,870)		(2,298,373)		(515,510)		784,655	—
Net income	$7,524,056		$5,324,928		$1,590,108		$5,368,309	$(40,164)
Net income	$7,524,056		$5,324,928		$1,590,108		$5,368,309	$(40,164)
Preferred stock dividends accumulated	—		—		—		(41,866)	(168,788)
Net income applicable to common shareholders	$7,524,056		$5,324,928		$1,590,108		$5,326,443	$(208,952)
Net income per common share - basic	$0.65		$0.49		$0.15		$0.51	$(0.02)
Net income per common share - diluted	$0.51		$0.37		$0.13		$0.42	$(0.02)
Balance Sheet Data:
Total assets	$45,951,057	(d)	$57,807,445	(e)	$26,286,490		$18,642,226	$10,795,289
Long-term debt	11,029,266	(d)	36,139,348	(f)	12,926,547		7,016,865	4,120,211
Stockholders’ equity	30,799,320		18,707,588		12,666,567		9,502,869	4,787,665

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

(c)	In July 2000, a $29 million, 238 room hotel on top of the Isle of Capri Black Hawk Casino opened.

(d)	During the fiscal year ended March 31, 2004, we reduced $23.6 million of our corporate debt by using the proceeds from the loan repayment from River Rock Casino.

(e)	During the fiscal year ended March 31, 2003, we had $28 million of notes receivable from Dry Creek Rancheria related to the River Rock Casino Project.

(f)	During the fiscal year ended March 31, 2003, we had drawn down our $23 million credit facility to fund the River Rock Casino project.

(g)	During the fiscal year ended March 31, 2002, we had a $2.9 million loss on early extinguishment of debt related to refinancing of Isle of Capri Black Hawk, L.L.C.’s $75 million loan.

(h)	These financial statements have been restated as described in Note 2 to the consolidated financial statements.

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

Equity Method of Accounting

Our investments in IC-BH, RCI, Route 66 Casinos, L.L.C. and Sunrise Land and Mineral Corporation are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee’s Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year) and one month in advance for IC-BH (which has a fiscal year ending on the last Sunday in April). Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

We utilize the equity method of accounting for our interest of 51% in Route 66 Casinos, L.L.C., because the operating activities of the joint venture are currently controlled by the minority venturer. As disclosed in Note 16, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos, L.L.C. in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading “ - Use of Estimates”.

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

Revenue Recognition

We record credit enhancement fee income from River Rock Casino on the accrual basis as earned. The date on which credit enhancement fee income is actually collected is on the 15th day of each following month. The payment may vary dependent upon the cash flow from River Rock Casino’s operations. Any shortfall in the payment in any month will be paid when cash flow is sufficient to satisfy senior obligations. As of March 31, 2004, there was no delinquency in payments to us of credit enhancement fee income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of March 31, 2004, there was no delinquency in payments to us of royalty income.

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

We have estimated our share of operational activities of Route 66 Casino L.L.C. and have recorded such amounts using the equity method of accounting (See “- Equity Method of Accounting”) because we do not receive current revenue and expense information from the venture as a consequence of ongoing litigation (See Note 16). The estimated revenues are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1250 gaming devices leased to the casino by Route 66 Casino L.L.C. Estimated expenses are comprised of debt service payments on the 1250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casino, L.L.C., that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable, however, actual financial results may vary from our estimates.

Capitalized Development Costs

We capitalized certain third party legal, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of gaming projects and real estate projects. Development costs are recorded on the cost basis. The costs are amortized over their estimated useful life upon the execution of a development contract. When accumulated costs on a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to expense.

We amortize capitalized development costs of Dry Creek Casino, L.L.C., over the five-year term of the credit enhancement fee contract. Each quarter, we recognize as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated remaining credit enhancement fees to be received over the remaining term of the contract. We believe this method is appropriate because it matches income and expenses over the term of the contract. We also review estimated credit enhancement fees to be received over the remaining term of the contract on a quarterly basis to assess whether any changes to our estimates are appropriate. As of June 30, 2004, we have not found it necessary to change the estimated amount of credit enhancement fees over the remaining term of the contract.

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

Overview

Historically Nevada Gold & Casinos, Inc. has relied on Isle of Capri Black Hawk for the majority of its earnings and cash flow. As discussed below, in June 2003 we began receiving a credit enhancement fee from the River Rock Casino. We expect to receive credit enhancement fees through May 2008, and anticipate that these fees will increase and become a larger contributor to our revenues and earnings as the River Rock Casino expands in 2004 by adding a parking garage. Our business strategy will continue to focus on gaming projects but with greater emphasis on operating and owning gaming establishments. If we are successful, both our revenues and expenses can be expected to increase.

Results of Operations

COMPARISON OF THE FISCAL YEARS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Revenues. Revenues increased 138%, or $4.9 million, to $8.5 million for the fiscal year ended March 31, 2004 compared to $3.6 million for the fiscal year ended March 31, 2003. Our revenue primarily consists of the following income streams:

Credit Enhancement Fee Income

Dry Creek Casino, L.L.C. In June 2003, Dry Creek Casino, L.L.C. began earning a credit enhancement fee from River Rock Casino equal to 20% of River Rock Casino’s earnings before taxes (if any), depreciation and amortization for providing assistance in the development and financing of the River Rock Casino project. During the fiscal year ended March 31, 2004, credit enhancement fee income was $3.6 million. Under our development and loan agreement with River Rock Casino, we will continue to receive a monthly credit enhancement fee from River Rock Casino through May 2008.

Other Revenues

Interest income. Our interest income consists primarily of interest due on loans we have made in connection with the River Rock Casino project. Interest income increased 66%, or $1.9 million to $4.8 million for the fiscal year ended March 31, 2004 compared to $2.9 million for the fiscal year ended March 31, 2003. The increase is attributable to the increase in the loans made in connection with the River Rock Casino project over the prior fiscal year and the recognition of $1.3 million of an unamortized finance fee related to River Rock Casino’s $22.6 million early principal repayment during the fiscal year ended March 31, 2004. Since a majority of our loans have been repaid, our interest income in the future will significantly decrease in connection with this project.

Royalty income. Royalty income increased 25%, or $12,000, to $62,000 for the fiscal year ended March 31, 2004 compared to $50,000 for the fiscal year ended March 31, 2003. The increase is attributable to an increase in the base monthly royalty income amount which fluctuates due to changes in the Consumer Price Index (effective in August 2003) which is used to calculate the royalty income. This income is derived solely from our mining agreement with Metallic Goldfield, Inc. (“Metallic”). Based on our agreement with Metallic, we anticipate receiving another $62,000 royalty during the fiscal year ended March 31, 2005. However, our agreement with Metallic is terminable at any time; therefore, there is no assurance we will receive these revenues in the future.

Equity in earnings of Isle of Capri Black Hawk L.L.C. Equity in earnings of IC-BH increased 8% to $10.2 million for the fiscal year ended March 31, 2004 compared to $9.5 million for the fiscal year ended March 31, 2003. The increase is primarily attributable to an increase in gaming revenues of the Isle of Capri - Black Hawk property during the fiscal year ended March 31, 2004. We anticipate that equity in earnings of IC-BH will decrease in the near term as a consequence of construction disruption related to the $94 million expansion project in its Black Hawk properties during the fiscal year ended March 31, 2005. We believe such disruption from the expansion project will likely continue until the first phase expansion is completed, which is currently scheduled for the spring of 2005.

Equity in earnings of Route 66 Casinos, L.L.C. Equity in earnings of Route 66 increased 1,124% to $1,068,000 for the fiscal year ended March 31, 2004 compared to $87,000 for the fiscal year ended March 31, 2003. The increase is primarily related to estimated rental revenues from the gaming equipment lease of 1,250 slot machines with the Route 66 Casino’s permanent facility which opened on September 4, 2003. Prior to the opening of the permanent facility, there was a temporary casino with only 100 leased slot machines and another facility with 45 leased slot machines.

Total expenses. Total expenses increased 45%, or $2.4 million, to $7.9 million for the fiscal year ended March 31, 2004, compared to $5.4 million for the fiscal year ended March 31, 2003. The increase primarily resulted from increases in significant gaming and project development activities.

General and administrative expenses. General and administrative expenses increased 63%, or $319,000, to $822,000 for the fiscal year ended March 31, 2004, compared to $504,000 in the fiscal year ended March 31, 2003. The increase is primarily related to the expansion in our business which increased corporate office expenses, including increases of office supplies, office rent due to the addition of office space and travel expense due to an increased volume of gaming development prospects and investor relations activities that required travel throughout the United States. Also, we began amortizing development costs related to River Rock Casino project which increased expenses by $69,000 during 2004.

Interest expense. Interest expense increased 27%, or $659,000, to $3.1 million for the fiscal year ended March 31, 2004, compared to $2.4 million for the fiscal year ended March 31, 2003. The increase in interest expense was related to a higher overall weighted average outstanding debt balance during the fiscal year ended March 31, 2004 compared to the fiscal year ended March 31, 2003. Such increase in our overall weighted outstanding debt balance during the fiscal year 2004 is related to an increase in corporate borrowing to fund the River Rock Casino project. Our overall debt was significantly reduced in November 2003 due to early repayment of our $23 million credit facility, and accordingly, we believe our interest expense will significantly decrease in the future.

Salaries. Salaries increased 17%, or $158,000, to $1.1 million for the fiscal year ended March 31, 2004, compared to $920,000 in the fiscal year ended March 31, 2003 and related to increases in salaries and the overall increase in the number of personnel during the fiscal year ended March 31, 2004.

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

Write-off of capitalized development costs. Write-off of capitalized development costs increased $7,000, to $245,000 for the fiscal year ended March 31, 2004, compared to $238,000 in the fiscal year ended March 31, 2003. This write-off of capitalized development cost is mainly related to our decision to no longer pursue development of certain of our gaming projects.

Net income. Income before income tax provision increased 49%, or $3.7 million, to $11.3 million for the fiscal year ended March 31, 2004 as compared to $7.6 million for the fiscal year ended March 31, 2003. This increase is primarily the result of increases in equity in earnings of IC-BH and Route 66, interest income, and credit enhancement fee income. Net income increased 41%, or $2.2 million, to $7.5 million for the fiscal year ended March 31, 2004 as compared to net income of $5.3 million in the fiscal year ended March 31, 2003. This increase is primarily the result of increases in equity in earnings of IC-BH, interest income, and gaming asset participations. The effective tax rates for the fiscal years ended March 31, 2004 and March 31, 2003 were 34% and 30%, respectively.

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

Royalty income. Royalty income increased 25% to $50,000 for the fiscal year ended March 31, 2003 compared to $40,000 for the fiscal year ended March 31, 2002. The increase is attributable to increase in the base monthly royalty income. This income is derived solely from our mining agreement with Metallic Goldfield, Inc. However, our agreement with Metallic Goldfiled, Inc. is terminable at any time, and as such there is no assurance we will receive these revenues in the future.

Equity in earnings of Isle of Capri Black Hawk. Equity in earnings of IC-BH increased 23% to $9.5 million for the fiscal year ended March 31, 2003 compared to $7.7 million for the fiscal year ended March 31, 2002. The increase is primarily attributable to the improvement in the operating margin and a decrease in interest expenses as the result of refinancing $75 million in first mortgage notes through a $90 million secured credit facility in November 2001, which significantly reduced the interest rate.

Equity in earnings of Route 66 Casinos, L.L.C. Equity in earnings of Route 66 was $87,000 for the fiscal year ended March 31, 2003. This joint venture agreement was executed in the fiscal year ended March 31, 2003. In June 2003, through the joint venture, Route 66 had a gaming equipment lease for 100 slot machines with the temporary Rio Puerco casino and 45 slot machines at another facility. This estimated income is derived solely from our agreement with our joint venture partner. Based on the agreement, we estimated our equity in earnings of Route 66 Casino, L.L.C. for the fiscal year ended March 31, 2003.

Total expenses. Total expenses increased 55%, or $1.9 million, to $5.4 million for the fiscal year ended March 31, 2003, compared to $3.5 million for the fiscal year ended March 31, 2002. The increase resulted primarily from increases in significant gaming and project development activities.

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

Legal and professional fees. Legal and professional fees increased 36%, or $181,000, to $682,000 for the fiscal year ended March 31, 2003, compared to $501,000 in the fiscal year ended March 31, 2002 primarily related to increases in legal and consulting services relating to general business activities and to legal disputes.

Amortization of deferred loan issue cost. Amortization of deferred loan issue cost increased $76,000, to $554,000 for the fiscal year ended March 31, 2003, compared to $478,000 in the fiscal year ended March 31, 2002. The increase is primarily attributable to additional borrowings from our credit facility during the fiscal year ended March 31, 2003.

Write-off of capitalized development costs. Write-off of capitalized development costs increased $196,000, to $238,000 for the fiscal year ended March 31, 2003, compared to $42,000 in the fiscal year ended March 31, 2002. This write-off capitalized development cost is mainly related to our decision to no longer pursue development of certain of our gaming projects.

Net income. Income before income tax provision increased 262%, or $5.5 million, to $7.6 million for the fiscal year ended March 31, 2003 as compared to $2.1 million for the fiscal year ended March 31, 2002. This increase is primarily the result of increases in equity in earnings of IC-BH, interest income, gain on land sale and the absence of loss on early extinguishment of debt related to refinancing of IC-BH’s $75 million loan in fiscal year 2002. Net Income increased 235% or $3.7 million to $5.3 million for the fiscal year ended March 31, 2003 as compared to net income of $1.6 million in the fiscal year ended March 31, 2002. This increase is primarily due to the reasons stated above. The effective tax rates for both fiscal years ended March 31, 2003 and March 31, 2002 was 30% and 24%, respectively.

Liquidity and Capital Resources

Operating activities. Net cash provided by operating activities during the fiscal year March 31, 2004, amounted to $2.3 million, an increase of $69,000, compared to $2.2 million of net cash provided by operating activities during the fiscal year ended March 31, 2003. The increase was primarily the net result of $3.4 million of credit enhancement fee payments and $419,000 of finance fee payments from River Rock Casino offset by a decrease of $1.9 million in cash distributions from IC-BH and estimated tax payments of $2.5 million made during the fiscal year ended March 31, 2004. More specifically, as compared to the prior period, during the fiscal year ended March 31, 2004, our cash distributions from IC-BH decreased by $1.9 million as a result of IC-BH utilizing excess cash flow to pay down debt. We expect that IC-BH will continue to utilize excess cash flow to pay down debt for the foreseeable future. We made a $2.5 million federal income tax payment during the fiscal year ended March 31, 2004, as opposed to making no payments during the fiscal year ended March 31, 2003. We have requested a refund of the $2.5 million due to the utilization of certain tax benefits associated with the exercise of common stock options and warrants. These amounts were partially offset by the $3.4 million credit enhancement fees we received from the River Rock Casino during the fiscal year ended March 31, 2004. Also, during the fiscal year ended March 31, 2003, we recognized $1.3 million of deferred income, an increase of $1.2 million, compared to $119,000 in fiscal year ended March 31, 2003. Our deferred income account consists mainly of deferred finance fee income on our note receivable from Dry Creek Rancheria. Deferred income is amortized over the life of the note receivable and recognized as interest income. During the fiscal year ended March 31, 2004, the principal of this note was reduced by approximately $22.6 million due to accelerated payment by Dry Creek Rancheria. Accordingly, the amortization of deferred income was proportionately accelerated and recorded as interest income in our Statement of Operations.

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

Financing activities. Net cash used in financing activities during the fiscal year ended March 31, 2004, amounted to $23.5 million, compared to $22.4 million of net cash provided by financing activities in the fiscal year ended March 31, 2003. The decrease was primarily related to the early repayment of $23.6 million of our corporate debt during the fiscal year ended March 31, 2004 of which $23 million of debt proceeds was originally advanced to us during the fiscal year ended March 31, 2003.

At March 31, 2004, we had cash available of $3.5 million. We have repaid our $23 million credit facility, which is no longer available to us. The repayment of our $23 million credit facility substantially repaid all of our current portion of long-term debt, as well as a substantial portion of long term note payable. At March 31, 2004, we had drawn down $11.2 million of our $13 million credit facility that bears interest at 11% per annum, payable monthly, with principal maturing during December 2005. In June 2004, we amended the existing financing documents relating to the $13 million credit facility and entered into a $40 million revolving credit facility. We reduced the amount of debt outstanding under the $13 million credit facility to approximately $3.3 million (by drawing down approximately $7.9 million on the $40 million revolving credit facility), which matures December 31, 2005, and amended the interest rate to 7.5% per annum. The $3.3 million principal amount is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. The $40 million revolving credit facility allows us to draw down, on a revolving basis, up to $40 million (less any other indebtedness owed by us to the lender) at any time prior to June 30, 2008. Amounts drawn under the revolving credit facility bear interest at the rate of 8.5% per annum. The current availability under this revolving credit facility is approximately $28.8 million. The convertible note and $40 million credit facility are secured by our interest in IC-BH. Concurrently with settling this matter, we resolved a dispute with a financial advisor who facilitated the procurement of the $13 million credit facility by allowing his exercise of a warrant, issuing him 801,917 shares of our common stock, and repurchasing 501,917 of these shares at $13.04 per share which was the quoted closing market price on the date of the transaction. We paid the purchase price by issuing a $6.5 million note which bears interest at the rate of 7.5% per annum, and provides for the payment of $3.25 million of principal maturing on each of April 1, 2005 and April 1, 2006. Subsequent to the repurchase, the 501,917 shares of common stock repurchased were retired by us. The repurchase of the shares of common stock was at fair market value on the measurement date, which was June 10, 2004, thus no expense was recorded.

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

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$11,233,170	$—	$11,233,170	$—	$—
Office Leases (2)	316,800	115,200	201,600	$—	$—
Total	$11,549,970	$115,200	$11,434,770	$—	$—

(1)	See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(2)	See Note 15 to the Consolidated Financial Statement in this Annual Report on Form 10-K.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1). Financial Statements.

Included in Part II of this Report:

Consolidated financial Statements of Nevada Gold & Casinos, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - March 31, 2004 and 2003
Years Ended March 31, 2004, March 31, 2003 and March 31, 2002
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Consolidated Financial Statements of Isle of Capri Black Hawk, L.L.C.
For the Fiscal Years Ended April 25, 2004 and April 27, 2003
Consolidated Balance Sheets, April 25, 2004 and April 27, 2003
Consolidated Statements of Income, Fiscal Years Ended April 25, 2004 and April 27, 2003
Consolidated Statements of Members' Equity, Fiscal Years Ended April 25, 2004 and April 27, 2003
Consolidated Statements of Cash Flows, Fiscal Years Ended April 25, 2004 and April 27, 2003
Notes to Consolidated Financial Statements
For the Fiscal Years Ended April 27, 2003 and April 28, 2002
Consolidated Balance Sheets, April 27, 2003 and April 28, 2002
Consolidated Statements of Operations, Fiscal Years Ended April 27, 2003 and April 28, 2002
Consolidated Statements of Members' Equity, Fiscal Years Ended April 27, 2003 and April 28, 2002
Consolidated Statements of Cash Flows, Fiscal Years Ended April 27, 2003 and April 28, 2002
Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3). Exhibits.

EXHIBIT
NUMBER		DESCRIPTION
3.1		Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Appendix A to the company’s definitive proxy statement filed on Schedule 14A on July 30, 2001)
3.2		Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s From 10-QSB, Filed August 14, 2002)
4.1		Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)
4.5		Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company’s Form S-8, file no. 333-100517)
10.1		Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)
10.2
First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K filed July 14, 2004)

10.3		License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)
10.5		Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed February 14, 2002)
14		Code of Ethics (filed previously as Exhibit 14 to Form 10-K filed July 14, 2004)
21		List of Subsidiaries (filed previously as Exhibit 21 to Form 10-K filed July 14, 2004)
23	.1 (*)	Consent of Pannell Kerr Forster of Texas P.C.
23	.2(*)	Consent of Ernst & Young LLP
31	.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31	.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32	.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	filed herewith

(b)	Reports on Form 8-K - There have been no reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By:	/s/ H. Thomas Winn
H. Thomas Winn, Chairman of the Board,
President, and Chief Executive Officer

Date: May 11, 2005

Index to Consolidated Financial Statements

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Financial Statements of Isle of Capri Black Hawk, L.L.C.

For the Fiscal Years Ended April 25, 2004 and April 27, 2003

For the Fiscal Years Ended April 27, 2003 and April 28, 2002

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

/s/ Pannell Kerr Forster of Texas P.C.

July 13, 2004
Houston, Texas

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	March 31,
	2004	2003
		(Restated)
Assets
Current Assets
Cash and cash equivalents	$3,528,631	$3,968,146
Accounts receivable	216,322	187,882
Income tax receivable	2,522,000	—
Notes receivable from affiliates, current portion	1,200,000	—
Other assets	79,272	2,125
Total Current Assets	7,546,225	4,158,153
Joint venture in equity investees:
Isle of Capri Black Hawk	15,708,324	8,633,782
Route 66 Casinos, L.L.C.	1,852,828	789,473
Investment in development projects:
Dry Creek Casino, L.L.C., enhancement contract	1,264,164	659,897
Gold Mountain Development, L.L.C., land development	3,342,207	3,065,281
Sunrise Land and Mineral Corporation, land development	371,750	371,750
Goldfield Resources, Inc., mining interest	480,812	480,812
Notes receivable from Dry Creek Rancheria	10,000,000	28,334,437
Notes receivable from affiliates	3,839,586	6,150,552
Notes receivable - other	—	3,339,060
Deferred loan issue cost	285,450	1,544,433
Other assets	1,178,958	236,416
Furniture, fixtures and equipment, net of accumulated depreciation of $124,609 in 2004 and $130,653 in 2003	80,753	43,399
Total Assets	$45,951,057	$57,807,445
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,205,241	$882,388
Accrued interest payable	—	314,829
Deferred tax liability	2,517,678	388,113
Current portion of long-term debt	—	1,932,072
Total Current Liabilities	3,722,919	3,517,402
Long-Term Debt
Deferred income	145,833	1,014,729
Notes payable, net of current portion and discount	11,029,266	34,207,276
Total Long-Term Debt	11,175,099	35,222,005
Total Liabilities	14,898,018	38,739,407
Commitments and Contingencies	—	—
Minority interest - Dry Creek Casino, L.L.C.	253,719	360,450
Stockholders’ Equity
Common stock, $0.12 par value, 20,000,000 shares authorized, 12,279,352 and 11,149,772 shares outstanding at March 31, 2004 and 2003, respectively	1,473,522	1,337,973
Additional paid in capital	19,256,200	15,201,794
Retained earnings	10,261,455	2,737,399
Accumulated other comprehensive loss	(191,857)	(569,578)
Total Stockholders’ Equity	30,799,320	18,707,588
Total Liabilities and Stockholders’ Equity	$45,951,057	$57,807,445

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD & CASINOS, INC.
Consolidated Statements of Operations

	Year Ended March 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenues
Credit enhancement fee income:
Dry Creek Casino, L.L.C.	3,643,037	—	—
Other income:
Interest income	4,803,981	2,892,638	739,772
Royalty income	62,439	50,000	40,000
Lease income	—	3,500	5,600
Gain on land sale	—	589,916	14,575
Miscellaneous income	34,975	48,826	89,486
Total Revenues	8,544,432	3,584,880	889,433
Expenses
General and administrative	822,444	503,845	555,427
Interest expense	3,095,077	2,436,117	1,133,886
Salaries	1,078,008	920,175	722,753
Legal and professional fees	1,480,227	682,391	501,134
Amortization of deferred loan issue cost	1,031,786	554,375	477,875
Write-off of capitalized development costs	245,356	238,437	42,455
Other	135,377	110,997	80,084
Total Expenses	7,888,275	5,446,337	3,513,614
Equity in earnings of Isle of Capri Black Hawk	10,175,236	9,450,807	7,676,420
Equity in earnings of Route 66 Casinos, L.L.C.	1,068,230	87,274	—
Minority interest - Dry Creek Casino L.L.C.	(561,697)	(53,323)	(36,051)
Loss on early extinguishment of debt	—	—	(2,910,570)
Net income before federal tax provision	11,337,926	7,623,301	2,105,618
Deferred federal income tax provision	(3,813,870)	(2,298,373)	(515,510)
Net Income	$7,524,056	$5,324,928	$1,590,108

Per Share Information
Net income per common share - basic
Net income	$0.65	$0.49	$0.15
Net income per common share - diluted
Net income	$0.51	$0.37	$0.13
Basic weighted average number of common shares outstanding	11,534,889	10,969,287	10,481,129
Diluted weighted average number of common shares outstanding	15,425,427	15,555,956	13,861,916

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders’ Equity

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	In Capital	Deficit)	Loss	Stock	Equity

Balance at 4/1/2001	10,493,323	$1,259,198	$9,555,911	$(3,068,018)	$—	$—	$7,747,091
Prior period adjustment (Note 2)	—	—	2,865,397	(1,109,619)	—	—	1,755,778
Warrants issued to financial advisor (restated)	—	—	525,258	—	—	—	525,258
Beneficial conversion feature associated with convertible debt (restated)	—	—	441,176	—	—	—	441,176
Stock issued for note conversion	25,000	3,000	72,000	—	—	—	75,000
Purchase of treasury stock (38,711 shares)	—	—	—	—	—	(82,840)	(82,840)
Retirement of treasury stock	(38,771)	(4,652)	(78,188)	—	—	82,840	—
Stock issued for cashless warrant exercises	61,132	7,336	(7,336)	—	—	—	—
Exercise of stock options	123,500	14,820	237,916	—	—	—	252,736
Tax benefit of option exercises (restated)	—	—	289,938	—	—	—	289,938
Consultant option expense	—	—	174,428	—	—	—	174,428
Comprehensive income:
Net income (restated)	—	—	—	1,590,108	—	—	1,590,108
Other comprehensive loss on interest rate swap, net of tax	—	—	—	—	(102,106)	—	(102,106)
Comprehensive income (restated)	—	—	—	—	—	—	1,488,002
Balance at 3/31/2002 (Restated)	10,664,184	1,279,702	14,076,500	(2,587,529)	(102,106)	—	12,666,567
Purchase of treasury stock (97,000 shares)	—	—	—	—	—	(582,369)	(582,369)
Retirement of treasury stock	(97,000)	(11,640)	(570,729)	—	—	582,369	—
Stock issued for cashless option exercises	318,088	38,171	(38,171)	—	—	—	—
Exercise of stock options and warrants	264,500	31,740	614,437	—	—	—	646,177
Tax benefit of option and warrant exercises (restated)	—	—	1,057,757	—	—	—	1,057,757
Consultant option expense	—	—	62,000	—	—	—	62,000
Comprehensive income:
Net income (restated)	—	—	—	5,324,928	—	—	5,324,928
Other comprehensive loss on interest rate swap, net of tax	—	—	—	—	(467,472)	—	(467,472)
Comprehensive income (restated)	—	—	—	—	—	—	4,857,456
Balance at 3/31/2003 (Restated)	11,149,772	1,337,973	15,201,794	2,737,399	(569,578)	—	18,707,588
Forfeiture of stock options	—	—	(525,260)	—	—	—	(525,260)
Purchase of treasury stock (4,000 shares)	—	—	—	—	—	(36,433)	(36,433)
Retirement of treasury stock	(4,000)	(480)	(35,953)	—	—	36,433	—
Stock issued for note conversion	594,167	71,300	1,711,201	—	—	—	1,782,501
Stock issued for cashless option and warrant exercises	132,413	15,889	(15,889)	—	—	—	—
Exercise of stock options	407,000	48,840	963,918	—	—	—	1,012,758
Tax benefit of option and warrant exercises	—	—	1,878,889	—	—	—	1,878,889
Consultant option expense	—	—	77,500	—	—	—	77,500
Comprehensive income:
Net income	—	—	—	7,524,056	—	—	7,524,056
Other comprehensive income on interest rate swap, net of tax	—	—	—	—	377,721	—	377,721
Comprehensive income	—	—	—	—	—	—	7,901,777
Balance at 3/31/2004	12,279,352	$1,473,522	$19,256,200	$10,261,455	$(191,857)	$—	$30,799,320

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2004	2003	2002
		(Restated)	(Restated)
Cash Flows - Operating Activities:
Net Income	$7,524,056	$5,324,928	$1,590,108
Adjustments to reconcile net income to net cash provided by operating activities
Bad debt expenses	—	12,647	—
Depreciation	23,672	31,605	30,502
Options issued to consultants	77,500	62,000	174,428
Warrants issued, beneficial conversion, and amortization of costs associated with notes payable	1,304,271	788,807	699,529
Amortization of capitalized development cost	80,672	—	—
Amortization of deferred income	(1,287,994)	(118,529)	—
Gain on sales of land	—	(589,916)	—
Write-off of project development cost	245,356	238,437	42,455
Cash from unearned finance fees	419,098	—	—
Equity in earnings of Isle of Capri-Black Hawk	(10,175,236)	(9,450,807)	(7,676,420)
Cash distribution from Isle of Capri-Black Hawk	3,673,000	5,555,000	7,523,710
Equity in earnings of Route 66 Casinos, L.L.C.	(1,068,230)	(87,274)	—
Deferred income tax expense	3,813,870	2,298,373	515,510
Loss on early extinguishment of debt	—	—	2,910,570
Minority interest - Dry Creek Casino, L.L.C.	561,697	53,323	36,051
Changes in operating assets and liabilities
Receivables and other assets	(2,827,574)	(2,722,766)	(223,361)
Accounts payable and accrued liabilities	(45,451)	853,716	76,870
Net Cash Provided by Operating Activities	2,318,707	2,249,544	5,699,952
Cash Flows - Investing Activities:
Net proceeds from the sales of land	—	3,611,200	—
Purchases of real estate and assets held for development	(1,944,911)	(1,032,118)	(1,638,101)
Purchase of furniture, fixtures, and equipment	(61,017)	(17,889)	(10,587)
Advances on note receivable - Dry Creek Rancheria	(4,227,436)	(22,223,845)	(2,871,096)
Collections on note receivable - Dry Creek Rancheria	22,561,873	—	—
Advances on note receivable - other	—	(3,735,816)	—
Collections on note receivable - other	3,339,060	405,877	—
Advance on note receivable from affiliates	(88,820)	(4,689,357)	(6,851,400)
Collections on note receivable from affiliates	1,199,786	6,022,537	1,750,750
Net Cash Provided by (Used in) Investing Activities	20,778,535	(21,659,411)	(9,620,434)
Cash Flows - Financing Activities:
Proceeds from debt	—	23,000,000	5,100,000
Payments on debt	(23,600,066)	(26,626)	(701,986)
Deferred loan issue costs	(244,587)	(686,332)	(200,000)
Acquisition and retirement of common stock	(36,433)	(582,369)	(82,840)
Dry Creek Casino, L.L.C. capital contribution	75,000	5,250	265,827
Cash proceeds from exercise of stock options and warrants	1,012,758	646,177	252,736
Cash distribution to minority partners	(743,429)	—	—
Net Cash Provided by (Used in) Financing Activities	(23,536,757)	22,356,100	4,633,737
Net increase (decrease) in cash	(439,515)	2,946,233	713,255
Beginning cash balance	3,968,146	1,021,913	308,658
Ending cash balance	$3,528,631	$3,968,146	$1,021,913
Supplemental Information:
Cash paid for interest	$3,199,255	$2,408,598	$1,268,556
Cash paid for income taxes	$2,522,000	$—	$—

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

The Route 66-themed casino opened on September 4, 2003. The 165,000-square-foot casino, located 11 miles west of Albuquerque adjacent to I-40, includes 1,250 slot machines, 20 table games, a bingo hall with 750 seats, a 2,800-seat theater/entertainment/special events venue, a cabaret lounge, and multiple food, beverage and retail outlets, plus ample paved parking for trucks and automobiles. Pueblo of Laguna’s land is adjacent to I-40, the original Route 66-once termed “The Main Street of America” and made famous by the TV series Route 66.

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

Note 2. Summary of Significant Accounting Policies

Changes in previously issued financial statements - During the year ended March 31, 2004, and subsequent to the issuance of the Company’s financial statements as of March 31, 2003, it was determined that the beneficial conversion feature of the Company’s convertible credit facility and certain warrants and options had not been appropriately valued and accounted for. The following describes the appropriate accounting and the changes made to the Company’s financial statements.

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

The impact of the restatement for the fiscal years ended March 31, 2003 and March 31, 2002 is summarized as follows:

	Year Ended March 31,		Year Ended March 31,
	2003	2003	2002	2002
	(as reported)	(restated)	(as reported)	(restated)
Statement of Operations
Route 66 Casinos, L.L.C. - revenues	$493,615	$—	$—	$—
Interest expense	2,201,685	2,436,117	912,231	1,133,886
Amortization of deferred loan issue costs	176,456	554,375	107,282	477,875
Route 66 Casinos, L.L.C. - expenses	322,489	—	—	—
Total expenses	5,156,475	5,446,337	2,746,939	3,513,614
Equity in Earnings of Route 66	—	87,274	—	—
Minority Interests - Route 66 Casinos, L.L.C.	83,852	—	—	—
Federal income tax provision	2,426,865	2,298,373	1,690,411	515,510
Net income	5,808,787	5,324,928	2,171,476	1,590,108
Net income per common share - basic	$0.53	$0.49	$0.21	$0.15
Net income per common share - diluted	$0.46	$0.37	$0.19	$0.13
Basic weighed average Number of common shares outstanding	10,969,287	10,969,287	10,481,129	10,481,129
Diluted weighed average Number of common shares outstanding	12,953,797	15,555,956	12,022,225	13,861,916

	March 31,
	2003	2003
	(as reported)	(restated)
Balance Sheet
Deferred loan issue costs	$838,026	$1,544,433
Investment in Route 66 Casinos, L.L.C.	1,290,199	789,473
Total assets	57,772,890	57,807,445
Deferred tax liability	2,384,425	388,113
Note payable, net of current Portion	34,683,665	34,207,276
Minority Interest - Route 66 Casinos, L.L.C.	671,852	—
Additional paid in capital	9,847,840	15,201,794
Retained earnings	4,912,245	2,737,399
Total stockholders’ equity	15,528,480	18,707,588
Total liabilities and stockholders’ equity	57,772,890	57,807,445

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

Equity method of accounting - Our investments in IC-BH, RCI, Route 66 Casinos, L.L.C. and Sunrise Land and Mineral Corporation are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee’s Board of Directors, or similar oversight body, are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year) and one month in advance for IC-BH (which has a fiscal year ending on the last Sunday in April). Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

We utilize the equity method of accounting for our interest of 51% in Route 66 Casinos, L.L.C., because the operating activities of the joint venture are currently controlled by the minority venturer. As disclosed in Note 16, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos, L.L.C. in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading “ - Use of Estimates”.

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

Real estate held for development - Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado and Nevada County, California. Until it was sold in September 2002, we also held undeveloped land in and around Wellesley Island, New York. We have capitalized certain direct costs of pre-development activities together with capitalized interest. Property held for development is carried at the lower of cost or net realizable value. We review our investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. As of March 31, 2004, we believe that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the year ended March 31, 2004.

Capitalized development costs - We capitalized certain third party legal, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of gaming and real estate projects. Development costs are recorded on the cost basis. The costs are amortized over their estimated useful life upon the execution of a development contract. When accumulated costs on a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to expense.

We amortize capitalized development costs of Dry Creek Casino, L.L.C., over the five-year term of the credit enhancement fee contract. Each quarter, we recognize as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated remaining credit enhancement fees to be received over the remaining term of the contract. We believe this method is appropriate because it matches income and expenses over the term of the contract. We also review estimated credit enhancement fees to be received over the remaining term of the contract on a quarterly basis to assess whether any changes to our estimates are appropriate. As of June 30, 2004, we have not found it necessary to change the estimated amount of credit enhancement fees over the remaining term of the contract.

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

Revenue recognition - We record credit enhancement fee income from River Rock Casino on the accrual basis as earned. The date on which credit enhancement fee income is actually collected is on the 15th day of each following month. The payment may vary dependent upon the cash flow from River Rock Casino’s operations. Any shortfall in the payment in any month will be paid when cash flow is sufficient to satisfy senior obligations. As of March 31, 2004, there was no delinquency in payments to us of credit enhancement fee income. We record revenues from interest income on notes receivable on the accrual basis as earned. The dates on which interest income is actually collected is dependent upon the terms of the particular note receivable agreement and may not correspond to the date such interest income is recorded. We record royalty income on the accrual basis as earned. The dates on which royalty income is actually collected is dependent upon the terms of the contract and may not correspond to the date such royalty income is recorded. The amounts of royalty income that we earn is dependent upon a Consumer Price Index which may increase or decrease our royalty income each fiscal year. As of March 31, 2004, there was no delinquency in payments to us of royalty income.

Notes Receivable - Other - These notes result from advances made to Indian Tribes and other third parties for project costs related to the development of gaming properties under which the Company has signed note receivable agreements. Due diligence is conducted by management of the Company with the assistance of legal counsel prior to entering into arrangements with Indian Tribes or other third parties to provide financing in connection with their efforts to secure and develop gaming operations. Repayment terms are largely dependent upon the operating performance of each gaming opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the gaming facility to cover the interest to be earned under the note. If projected cash flows are not sufficient, the note is evaluated in accordance with SFAS No. 114 to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest at that time is recorded using the effective interest method based on the value of the discounted note balance.

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

We have estimated our share of operational activities of Route 66 Casino L.L.C. and have recorded such amounts using the equity method of accounting (See “- Equity Method of Accounting”) because we do not receive current revenue and expense information from the venture as a consequence of ongoing litigation (See Note 16). The estimated revenues are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1250 gaming devices leased to the casino by Route 66 Casino L.L.C. Estimated expenses are comprised of debt service payments on the 1250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casino, L.L.C., that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable, however, actual financial results may vary from our estimates.

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

Impairment of long-lived assets - We review our investments in land development projects for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment and Disposal of Long-Lived Assets”. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. As of March 31, 2004, we believe that no impairment exists based upon periodic reviews. No impairment losses have been recorded for the year ended March 31, 2004.

Comprehensive income - The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, the Company has presented the components of comprehensive income below the total for net income on the face of the consolidated statements of stockholders’ equity. For the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002, the Company had unrealized gains (losses) from interest rate swaps, net of taxes, of $377,721, $(467,472) and $(102,106), respectively, allocated from Isle of Capri Black Hawk, L.L.C.

Concentration of risk - We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the Federally insured limits, although no losses have been incurred in connection with such cash balances.

Substantial leverage - In April 2003, IC-BH entered into a $210.6 million Senior Secured Credit Facility, which replaced its prior credit facility and provided funds for the acquisition of the Colorado Central Station - Black Hawk and the Colorado Grande - Cripple Creek casinos, the expansion project and settlement of certain litigation. In February 2004, the Senior Secured Credit Facility was amended to provide for a $40 million revolving credit facility and a $165 million term loan. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the IC-BH casino operations has been more than sufficient to pay its debt obligations.

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

In April 2003, IC-BH completed the acquisition of the Colorado Central Station Casino and Colorado Grande Casino from International Game Technology, Inc. for $84 million. Also, to replace its prior credit facility, IC-BH entered into a $210.6 million Senior Secured Credit Facility to provide financing for the acquisition of the new casinos and for expansion. In February 2004, the Senior Secured Credit Facility was amended to provide for a $40 million revolving credit facility and a $165 million term loan. IC-BH now owns and operates three casinos in Colorado.

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

The following is a summary of condensed financial information pertaining to IC-BH:

Isle of Capri Black Hawk, L.L.C.

Consolidated Balance Sheets
(Dollars in thousands)

	April 25, 2004	April 27, 2003
Assets
Current assets:
Cash and cash equivalents	$30,343	$15,508
Short-term investments	-	13,987
Accounts receivable - trade	774	634
Accounts receivable - related parties	11	20
Deferred income taxes	354	272
Prepaid expenses and other	1,847	2,826
Total current assets	33,329	33,247
Property and equipment, net	159,774	151,603
Other assets:
Deferred financing costs, net of accumulated amortization of $1,620 and $585, respectively	3,571	3,483
Restricted cash	43	56
Goodwill	21,523	20,459
Other intangible assets	13,500	16,600
Prepaid deposits and other	575	420
Total assets	$232,315	$225,868
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$1,853	$14,223
Accounts payable - trade	1,495	2,010
Accounts payable - related parties	2,154	1,673
Accrued liabilities:
Interest	1,075	953
Payroll and related expenses	5,292	5,259
Property, gaming and other taxes	3,002	4,785
Progressive jackpot and slot club awards	3,667	3,867
Other	1,735	1,667
Total current liabilities	20,273	34,437

Long-term debt, less current maturities	163,940	157,894
Other liabilities	-	2,007
Deferred income taxes	451	329

Members' equity:
Casino America of Colorado, Inc.	26,786	18,169
Blackhawk Gold, Ltd.	21,541	15,039
Accumulated other comprehensive loss	(676)	(2,007)
Total members' equity	47,651	31,201
Total liabilities and members' equity	$232,315	$225,868

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Income
(Dollars in thousands)

	Fiscal Year Ended
	April 25, 2004	April 27, 2003	April 28, 2002
Revenues:
Casino	$172,020	$108,790	$110,278
Rooms	5,707	5,704	5,793
Food, beverage and other	20,095	13,537	14,904
Gross revenues	197,822	128,031	130,975
Less promotional allowances	41,205	23,152	22,688
Net revenues	156,617	104,879	108,287

Operating expenses:
Casino	24,323	14,919	16,342
Gaming taxes	32,111	20,780	21,709
Rooms	1,454	1,414	1,364
Food, beverage and other	4,105	3,310	3,776
Facilities	7,095	4,326	4,358
Marketing and administrative	37,234	21,274	24,094
Management fees	7,173	5,197	4,805
Depreciation	8,715	5,855	4,266
Total operating expenses	122,210	77,075	80,714

Operating income	34,407	27,804	27,573

Loss on early extinguishment of debt	—	—	6,769
Interest expense	10,772	5,629	9,892
Interest income	(128)	(14)	(171)

Income before income taxes	23,763	22,189	11,083
Income tax provision	100	210	-

Net income	$23,663	$21,979	$11,083

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

Our ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our equity in the undistributed earnings or losses of RCI. RCI’s undistributed losses allocable to us through March 31, 2004 (RCI’s fiscal year end) totaled $116,086 which has not been included in our statement of operations for the fiscal year ended March 31, 2004. In accordance with the equity method of accounting, our investment account balance was reduced to zero in the fiscal year ending March 31, 2000 and the remaining allocated loss of $996,638 incurred since April 1, 2000 has not been reflected in our financial statements, since we have no further funding obligations with respect to RCI, nor do we guarantee any of their obligations. Our investment in RCI will remain zero until such time that our allocated losses have been recovered at which time we will resume accounting for this investment using the equity method.

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

We own a 50% interest in Sunrise Land and Mineral Corporation, (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California, including all surface, mineral, water, air, and timber rights. Sunrise holds investment real-estate for long term appreciation. For all years presented, Sunrise had no earnings or losses and therefore there were no consolidated statements of operations consequences for us. At such point that Sunrise has earnings or loss, our share of such earnings and loss will be recorded as equity in earnings of Sunrise within our consolidated statements of operations.

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

Note 7. Notes Receivable

Notes Receivable - Dry Creek Rancheria - At March 31, 2004, Dry Creek Casino, L.L.C. had a note receivable of $10 million from the Dry Creek Rancheria Band of Pomo Indians for its River Rock Casino. In November 2003, the River Rock Entertainment Authority borrowed $200 million to repay a majority of the tribe’s indebtedness, to fund the completion of three parking structures and related infrastructure improvements, and to fund the settlement of litigation involving the tribe. In connection therewith, the River Rock Casino reduced the $32.6 of indebtedness owed to Dry Creek Casino, L.L.C. to $10 million, and Dry Creek Casino, L.L.C. reduced the $31.1 of indebtedness owed to us to $10 million. The $10 million loan from Dry Creek Casino, L.L.C. to the River Rock Casino has been amended to provide for interest payable monthly at a rate of 9% per annum and a maturity date upon the earlier of (i) the completion of the River Rock Casino parking structures, if such loan proceeds are not needed to fund the parking structures (anticipated to occur in late calendar year 2004), or (ii) if the amount of such loan is needed to complete such construction, the balance of the loan will be repaid from River Rock Casino’s excess cash flow (anticipated to begin in calendar year 2005).

Notes Receivable - Affiliates - At March 31, 2004, Clay County Holdings, Inc (“CCH”) owed us $2.5 million which amount bears an interest rate of 12% per annum, and is payable by CCH in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. At March 31, 2004, Service Interactive (‘SI”) owed us $2.5 million which amount bears an interest rate of 12% per annum, and is payable by SI in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Both loans are secured by a lien on our common stock owned by CCH with $26.8 million market equity value as of March 31, 2004. The outstanding balances of notes receivable from CCH and SI were each reduced by $600,000 during the fiscal year ended March 31, 2004. At March 31, 2004, Sunrise owed us $88,820 which amount bears an interest rate of 12% per annum. CCH is our largest shareholder, beneficially owning 19% of our total outstanding common stock as of March 31, 2004. The president of CCH is the son-in-law of our Chief Executive Officer. We currently have the option to acquire common stock of Service Interactive.

Notes Receivable - Other - At March 31, 2003, we had a note receivable of $3,339,060 from a third party, with an interest rate of 16% per annum. Such note receivable matured on June 30, 2003. This note was paid in full in the first quarter of the fiscal year ended March 31, 2004.

Note 8. Long-Term Debt

Mortgage payable - Mortgage payable was comprised of a mortgage note, all secured by real property, consisting of undeveloped land adjacent to Black Hawk, Gilpin County, Colorado. The mortgage outstanding is as follows:

	March 31,
	2004	2004

Note payable, interest at 8.5%, principal and interest payable in monthly installments of $575, through December 2003.	$—	$4,995
Total mortgages payable	—	4,995
Current portion of mortgages payable	—	(4,995)
Long-term mortgages payable	$—	$—

Other long-term notes and capital leases payable - Long-term notes to third parties and capital leases payable are as follows:

	March 31,
	2004	2003

Note payable, bearing interest at 11%, maturing December 2005.	$11,233,170	$13,000,000
Note payable, bearing interest at 12%, paid in full September 2003.	—	600,000
Note payable, bearing interest at 12%, paid in full November 2003.	—	23,000,000
Capital leases for acquisition of computers, principal and interest payable in monthly installments in the amount of $1,262, matured October 2003.	—	10,742
Total other long-term notes and capital leases payable	11,233,170	36,610,742
Current portion of long-term notes and capital leases payable	—	(1,927,077)
Long-term notes payable	11,233,170	34,683,665
Less: unamortized debt discount	(203,904)	(476,389)
Long-term notes payable	$11,029,266	$34,207,276

$13 Million Credit Facility - At March 31, 2004, we had a $13 million long-term credit facility that bears interest at 11% per annum, payable monthly, with principal maturing on December 24, 2005. The credit facility is secured by our interest in the IC-BH Casino. Up to 54% of the credit facility is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time during a 12 month period to an amount not to exceed 4.99% of our then total issued and outstanding stock. Because the credit facility can be converted into the Company’s common stock at the lower of an exchange rate of $3.00 per share or 85% of the closing market price of the Company’s common stock at conversion, there existed a beneficial conversion to holder of the credit facility when the credit facility was originally executed. Accordingly, a beneficial conversion amount totaling $1,392,157 has been recorded to additional paid-in-capital and a corresponding amount recorded as a debt discount. During the years ended March 31, 2004, 2003 and 2002, amortization of the debt discount was $173,232, $234,432 and $221,655, respectively. In November 2003, approximately $1.8 million of this facility was converted into 594,167 shares of common stock at the conversion rate of $3.00 per share. This conversion of the credit facility during November, 2003 was prior to its maturity date resulting in $99,253 of the remaining unamortized debt discount being charged to interest expense. The total of the unamortized debt discount at March 31, 2004 and 2003 was $203,904 and $476,389, respectively.

$23 Million Credit Facility - This credit facility was used to loan $23 million to Dry Creek Casino, L.L.C. for the purpose of satisfying the $23 million commitment of Dry Creek Casino, L.L.C. to the River Rock Casino project. In November 2003, we fully repaid the $23 million credit facility by using the proceeds collected on our note receivable from Dry Creek Casino, L.L.C.

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

Deferred tax assets and liabilities at March 31, 2004 and 2003 are comprised of the following:

	March 31,
	2004	Activity	2003

Deferred tax assets:
Net operating loss carryforwards	$1,051,533	$(1,216,358)	$2,267,891
Tax credit carryforwards	162,239	162,239	-
Stock options	435,320	(120,763)	556,083
Total deferred tax assets	1,649,092	(1,174,882)	2,823,974
Deferred tax liabilities:
Equity in allocated earnings of equity investments	(4,166,770)	(954,683)	(3,212,087)
Total deferred tax liabilities, net	$(2,517,678)	$(2,129,565)	$(388,113)

Reconciliations between the statutory Federal income tax expense rate of 34% and our effective income tax expense rate as a percentage of net income from continuing operations is as follows:

	Year Ended March 31,
	2004		2003		2002
	Percent	Dollars	Percent	Dollars	Percent	Dollars

Income tax expense at statutory federal rate	34%	$3,854,986	34%	$2,591,854	34%	$715,910
Permanent differences:
Amortization of beneficial conversion feature of note payable	1%	92,645	1%	79,707	2%	75,363
Tax credit carryforwards	(1%)	(162,239)	—	—	—	—
Recaptured net operating loss carryforwards	—	—	(5%)	(401,861)	(6%)	(287,161)
Other	—	28,478	—	28,673	—	11,398
Effective income tax rate	34%	$3,813,870	30%	$2,298,373	30%	$515,510

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

Significant option and warrant groups outstanding at March 31, 2004, and related weighted average exercise price and weighted average remaining contractual life information is as follows:

Grant Date	Options Outstanding	Warrants Outstanding	Options/Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

October 1999	450,000	—	450,000	$2.06	0.5
December 1999	—	706,402	594,167	$3.00	1.8
September 2000	—	62,000	62,000	$3.25	2.0
October 2000	13,000	—	13,000	$2.06	1.5
October 2000	—	439,432	—	$3.00	1.8
December 2001	315,651	—	315,651	$2.75	2.9
March 2003	465,000	—	465,000	$6.30	4.0
September 2003	210,000	—	210,000	$10.59	4.5
February 2004	142,300	—	142,300	$14.19	4.9

Computation of Earnings per Share - The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128.

	Fiscal Year Ended March 31,
	2004	2003	2002

Numerator:
Basic
Net income available to common stockholders	$7,524,056	$5,324,928	$1,590,108
Diluted
Net income available to common stockholders
Net income from continuing operations	$7,524,056	$5,324,928	$1,590,108
Add: interest on convertible debt	341,911	499,472	261,540
Net income available to common shareholders	7,865,967	5,824,400	1,851,648
Denominator:
Basic weighted average number of common shares outstanding	11,534,889	10,969,287	10,481,129
Dilutive effect of common stock options and warrants	2,296,545	2,293,408	873,956
Dilutive effect of convertible debt	1,593,993	2,293,261	2,506,831
Diluted weighted average number of common shares outstanding	15,425,427	15,555,956	13,861,916
Earnings per share:
Net income per common share - Basic	$0.65	$0.49	$0.15
Net income per common share - Diluted	$0.51	$0.37	$0.13

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

Note 12. Segment Reporting

We operate in two major business segments (i) gaming and (ii) other. The gaming segment consists of Isle of Capri- Black Hawk, L.L.C., Dry Creek Casino, L.L.C. and Route 66 Casinos, L.L.C. For the fiscal year ended March 31, 2003, we reported “Real Estate” as an operating segment and included gain on land sale as a component of revenue in our consolidated statement of operations for the fiscal year ended March 31, 2003. For the fiscal year ended March 31, 2004, we no longer consider “Real Estate” an operating segment. We have retained $692,242 associated with gain on land sale within operating revenue in our consolidated statement of operations for the fiscal year ended March 31, 2003 to conform amounts to those reported historically. The segment table for the fiscal year ended March 31, 2003, below, reclassifies gain on land sale of $692,242 as “Other Revenue”.

Summarized financial information concerning our reportable segments is shown in the following table. The “Other” column includes corporate-related items, results of insignificant operations, and segment profit (loss) income and expense not allocated to reportable segments.

	As of and for the Year Ended March 31, 2004
	Gaming	Other	Totals

Revenue	$3,643,037	$97,414	$3,740,451
Segment profit (loss)	11,687,744	(349,818)	11,337,926
Segment assets	30,368,997	4,411,090	34,780,087
Investment in Isle of Capri Black Hawk, L.L.C.	15,708,324	—	15,708,324
Investment in Route 66 Casinos, L.L.C.	1,852,828	—	1,852,828
Interest expense	3,095,077	—	3,095,077
Interest income	4,018,308	785,673	4,803,981
Equity in earnings of Isle of Capri Black Hawk, L.L.C.	10,175,236	—	10,175,236
Equity in earnings of Route 66 Casinos, L.L.C.	1,068,230	—	1,068,230

	As of and for the Year Ended March 31, 2003
	Gaming	Other	Totals

Revenue	$—	$692,242	$692,242
Segment profit	7,377,160	246,141	7,623,301
Segment assets	40,200,565	4,105,723	44,306,288
Investment in Isle of Capri Black Hawk, L.L.C.	8,633,782	—	8,633,782
Investment in Route 66 Casinos, L.L.C.	789,473	—	789,473
Interest expense	2,436,117	—	2,436,117
Interest income	1,912,194	980,444	2,892,638
Equity in earnings of Isle of Capri Black Hawk, L.L.C.	9,450,807	—	9,450,807
Equity in earnings of Route 66 Casinos, L.L.C.	87,274	—	87,724

	As of and for the Year Ended March 31, 2002
	Gaming	Other	Totals

Revenue	$—	$149,661	$149,661
Segment profit (loss)	5,264,536	(248,348)	5,016,188
Segment assets	10,325,587	6,776,460	17,102,047
Investment in Isle of Capri Black Hawk, L.L.C.	5,446,267	—	5,446,267
Interest expense	1,133,886	—	1,133,886
Interest income	91,800	647,972	739,772
Equity in earnings of Isle of Capri Black Hawk, L.L.C.	7,676,420	—	7,676,420

Reconciliation of reportable segment assets to our consolidated totals are as follows:

	March 31,
	2004	2003	2002

Total assets for reportable segments	$34,780,087	$44,306,288	$17,102,047
Cash not allocated to segments	3,528,631	3,968,146	1,021,913
Notes receivable not allocated to segments	5,039,586	9,489,612	7,493,732
Income tax refundable	2,522,000	—	—
Deferred tax asset	—	—	611,683
Furniture, fixtures, & equipment	80,753	43,399	57,115
Total assets	$45,951,057	$57,807,445	$26,286,490

Reconciliation of reportable segment revenues to our consolidated totals are as follows:

	Year Ended March 31,
	2004	2003	2002

Total revenue for reportable segments	$3,740,451	$692,242	$149,661
Interest income not allocated to reportable segments	4,803,981	2,892,638	739,772
Total revenue	$8,544,432	$3,584,880	$889,433

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

Credit Facility. The holder of our $13 million credit facility commenced an arbitration proceeding against us in Harris County, Texas. In June 2004, we settled our dispute by amending existing financing documents and entering into a $40 million revolving credit facility. We reduced the amount of debt outstanding under the $13 credit facility to approximately $3.3 million ( by drawing down approximately $7.9 million on the $40 million revolving credit facility), which matures December 31, 2005 and amended the interest rate to 7.5% per annum. The $3.3 million principal is convertible into 1,105,833 shares of our common stock. The reduction of the convertible debt to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. The $40 million revolving credit facility allows us to draw down, on a revolving basis, up to $40 million, (less any other indebtedness owed by us to the holder) at any time prior to June 30, 2008. Amounts drawn under the revolving credit facility bear interest at the rate of 8.5% per annum. The current availability under this revolving credit facility is approximately $28.8 million. The convertible note and $40 million credit facility is secured by our interest in IC-BH. Concurrently with settling this matter, we resolved a dispute with a financial advisor who facilitated the procurement of the $13 million credit facility by allowing his exercise of a warrant, issuing him 801,917 shares of our common stock, and repurchasing 501,917 of these shares at the $13.04 per share which was the quoted closing market price on the date of transaction. We paid the purchase price by issuing a $6.5 million note which bears interest at the rate of 7.5% per annum, and provides for the payment of $3.25 million of principal maturing on each of April 1, 2005 and April 1, 2006. Subsequent to the repurchase, the 501,917 shares of common stock repurchased were retired by us. The repurchase of the shares of common stock was at fair market value on the measurement date, which was June 10, 2004, thus no expense was recorded.

Corporate Strategies. In May 2002, we were sued in Case No. 2002-22278, Corporate Strategies, Inc. v. Nevada Gold & Casinos, Inc., in the 189th Judicial District Court of Harris County, Texas. Corporate Strategies, Inc. was seeking damages and other relief for an alleged breach of a consulting services agreement entered into during December 1997. We asserted counterclaims and cross claims against individuals within Corporate Strategies (Harold Finstad, Arthur Porcari, Stephen Porcari and Martin R. Nathan). The claims between us and Mr. Nathan were subsequently referred to arbitration in accordance with the parties’ agreement. This lawsuit, as well as the claims in arbitration, was settled in March 2004 through the issuance of Nevada Gold common stock to Corporate Strategies, Inc. and the individual third party defendants. The issuance of common stock was accounted for as an exercise by Corporate Strategies of warrants to purchase common stock of the Company. These warrants were granted, fair valued using the Black Scholes option pricing model, and charged to the consolidated statement of operations in the fiscal year ended March 31, 1998 in accordance with SFAS No. 123, Paragraph 10. A dispute arose between the Company and Corporate Strategies as to number of underlying shares subject to the warrants exercisable by Corporate Strategies. The parties resolved their dispute and agreed that the number of underlying shares subject to the warrants was as reflected in the Company’s accounting records. The number of shares of common stock issued to Corporate Strategies upon their ultimate exercise of these warrants did not exceed the number of shares reflected in the Company’s accounting records; therefore, no additional charge to expense was required. The parties have filed a joint nonsuit with prejudice in the district court case and the arbitration was dismissed by agreement.

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

Note 18. Subsequent Events After Audit Report Date (Unaudited)

In March, 2005 River Rock Casino repaid the remaining $5 million advance owed to Dry Creek Casino, L.L.C. In turn, Dry Creek Casino, L.L.C. repaid $5 million to us. With a portion of these proceeds, we paid $3.5 million of our $9.9 million outstanding under our $40 million revolving credit facility.

On April 25, 2005, Nevada Gold & Casinos, Inc., through a wholly owned subsidiary (CGH Holdings L.L.C.) acquired all of the shares of Colorado Grand Enterprises, Inc.,which owns the Colorado Grande Casino located in Cripple Creek, Colorado from IC-BH for $6.5 million. Nevada Gold & Casinos, Inc. payed $600,000 of the purchased price in cash and a promissory note was issued for the remaining $5.9 million, which will mature on April 25, 2008. Simple interest will accrue on the outstanding principal on the note at a rate equal to IC-BH's cost of funds plus one percent (1%) per annum. IC-BH will record a loss related to the sale of approximately $4.0 million in its fourth quarter of fiscal 2005, which ended April 24, 2005.  Nevada Gold & Casinos, Inc., expects to record its share of the loss in the fourth quarter of fiscal 2005 ending March 31, 2005.

On May 4, 2005, Nevada Gold & Casinos, Inc., through its wholly owned subsidiary, Nevada Gold BVR, LLC ("Nevada Gold BVR"), acquired a 20% interest in Buena Vista Development Company, LLC ("Buena Vista Development") in exchange for a contribution of approximately $200,000 in capital to Buena Vista Development and a loan to Buena Vista Development in the approximate amount of $14.8 million. We borrowed the $15 million from our revolving credit facility which increased the outstanding amount to $21.4 million. Casino Development & Management Company is the 80% owner of Buena Vista Development.

Buena Vista Development has entered into a Development Agreement with the Buena Vista Rancheria of Me-Wuk Indians (the "Tribe") for the development of a casino on the lands of the Tribe. The project, which will be located near Buena Vista, Amador County, California, will consist of a multi-level casino designed to accommodate approximately 2,000 slot machines and 80 gaming tables, restaurant and dining facilities, retail outlets, guest support services and a 3,500 to 4,000 space multi-level parking garage. Buena Vista Development will receive a development fee equal to 25% of the net income from the casino for a term of seven years from the date the casino opens to the public.

The terms of the loan to Buena Vista Development provide for interest at rate of prime plus 1%, with payments to be made out of permanent financing for the casino project or the first revenues received by Buena Vista Development under the Development Agreement. Further, Nevada Gold BVR's ownership interest in Buena Vista Development will increase by five percentage points at the end of every 6-month period that the loan remains outstanding, up to a maximum of an additional 20%, or a total of 40%.

Buena Vista Development will use the proceeds from the capital contribution and loan from Nevada Gold BVR to repay certain loans made by Casino Development and Management Company to Buena Vista Development for development costs of the project. The development of the project is subject to the receipt of regulatory approvals.

Note 19. Quarterly Financial Information (Unaudited)

	Revenues	Equity in earnings of Isle of Capri-Black Hawk, LLC	Net income before income tax provision	Net income applicable to common stockholders	Diluted earnings per common share(c)
	(amounts in thousands, except per share amounts)
Fiscal Year ended March 31, 2004
First quarter (a)	$1,637	$2,833	$2,514	$1,674	$0.12
Second quarter (a)	2,688	2,657	3,331	2,184	0.15
Third quarter (a)	2,681	2,458	2,795	1,808	0.12
Fourth quarter (a)	1,538	2,227	2,698	1,858	0.12
Fiscal Year ended March 31, 2003
First quarter (b)	$434	$2,558	$2,037	$1,248	$0.09
Second quarter (b)	1,202	2,352	2,116	1,797	0.12
Third quarter (b)	899	2,385	1,671	1,081	0.08
Fourth quarter (b)	1,050	2,155	1,799	1,199	0.08

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

Report of Independent Registered Public Accounting Firm

The Members of Isle of Capri Black Hawk, L.L.C.

We have audited the accompanying consolidated balance sheets of the Isle of Capri Black Hawk, L.L.C. (the Company) as of April 25, 2004 and April 27, 2003, and the related consolidated statements of income, members’ equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Isle of Capri Black Hawk, L.L.C. at April 25, 2004 and April 27, 2003 and the consolidated results of its operations and its cash flows for the fiscal years then ended in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
New Orleans, Louisiana
June 11, 2004

Isle of Capri Black Hawk, L.L.C.

Consolidated Balance Sheets
(Dollars in thousands)

	April 25, 2004	April 27, 2003
Assets
Current assets:
Cash and cash equivalents	$30,343	$15,508
Short-term investments	-	13,987
Accounts receivable - trade	774	634
Accounts receivable - related parties	11	20
Deferred income taxes	354	272
Prepaid expenses and other	1,847	2,826
Total current assets	33,329	33,247
Property and equipment, net	159,774	151,603
Other assets:
Deferred financing costs, net of accumulated amortization of $1,620 and $585, respectively	3,571	3,483
Restricted cash	43	56
Goodwill	21,523	20,459
Other intangible assets	13,500	16,600
Prepaid deposits and other	575	420
Total assets	$232,315	$225,868
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$1,853	$14,223
Accounts payable - trade	1,495	2,010
Accounts payable - related parties	2,154	1,673
Accrued liabilities:
Interest	1,075	953
Payroll and related expenses	5,292	5,259
Property, gaming and other taxes	3,002	4,785
Progressive jackpot and slot club awards	3,667	3,867
Other	1,735	1,667
Total current liabilities	20,273	34,437

Long-term debt, less current maturities	163,940	157,894
Other liabilities	-	2,007
Deferred income taxes	451	329

Members' equity:
Casino America of Colorado, Inc.	26,786	18,169
Blackhawk Gold, Ltd.	21,541	15,039
Accumulated other comprehensive loss	(676)	(2,007)
Total members' equity	47,651	31,201
Total liabilities and members' equity	$232,315	$225,868

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Income
(Dollars in thousands)

	Fiscal Year Ended
	April 25, 2004	April 27, 2003
Revenues:
Casino	$172,020	$108,790
Rooms	5,707	5,704
Food, beverage and other	20,095	13,537
Gross revenues	197,822	128,031
Less promotional allowances	41,205	23,152
Net revenues	156,617	104,879

Operating expenses:
Casino	24,323	14,919
Gaming taxes	32,111	20,780
Rooms	1,454	1,414
Food, beverage and other	4,105	3,310
Facilities	7,095	4,326
Marketing and administrative	37,234	21,274
Management fees	7,173	5,197
Depreciation	8,715	5,855
Total operating expenses	122,210	77,075

Operating income	34,407	27,804

Interest expense	10,772	5,629
Interest income	(128)	(14)

Income before income taxes	23,763	22,189
Income tax provision	100	210

Net income	$23,663	$21,979

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Members' Equity
(Dollars in thousands)

	Casino America of Colorado, Inc.	Blackhawk Gold, Ltd.	Accumulated Other Comprehensive Loss	Total Members' Equity

Balance, April 28, 2002	$12,927	$11,143	$(360)	$23,710
Net income	12,528	9,451	-	21,979
Unrealized loss on interest rate swap contract	-	-	(1,647)	(1,647)
Comprehensive income				20,332
Members' distributions	(7,286)	(5,555)	-	(12,841)
Balance, April 27, 2003	18,169	15,039	(2,007)	31,201
Net income	13,488	10,175	-	23,663
Unrealized gain on interest rate swap contract	-	-	1,331	1,331
Comprehensive income				24,994
Members' distributions	(4,871)	(3,673)		(8,544)
Balance, April 25, 2004	$26,786	$21,541	$(676)	$47,651

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Fiscal Year Ended
	April 25, 2004	April 27, 2003
Operating activities
Net income	$23,663	$21,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,715	5,855
Amortization of deferred financing costs	1,035	417
Deferred income taxes	40	57
Intercompany receivables	(8)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	76	(184)
Income tax receivable (payable)	(154)	-
Prepaid expenses and other assets	964	(128)
Accounts payable and accrued liabilities	(2,465)	670
Net cash provided by operating activities	31,866	28,666

Investing activities
Purchases of property and equipment, net	(14,093)	(6,943)
Net cash paid for acquisitions	(948)	(80,313)
Sale (purchase) of short-term investments	13,987	(13,987)
Decrease (increase) in restricted cash	14	(44)
Net cash used in investing activities	(1,040)	(101,287)

Financing activities
Proceeds from debt	165,000	105,000
Principal payments on debt and cash paid to retire debt	(171,324)	(12,801)
Deferred financing costs	(1,123)	(2,274)
Distributions to members	(8,544)	(12,841)
Net cash provided by (used in) financing activities	(15,991)	77,084

Net increase in cash and cash equivalents	14,835	4,463
Cash and cash equivalents at beginning of year	15,508	11,045
Cash and cash equivalents at end of year	$30,343	$15,508

Supplemental disclosure of cash flow information:
Cash payments for interest	$9,822	$5,128

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation

Isle of Capri Black Hawk, L.L.C. (“the Company” or the “Isle-Black Hawk”), a Colorado limited liability company, operates two casino entertainment facilities in Black Hawk, Colorado, and a third casino entertainment facility in Cripple Creek, Colorado. The Company is owned by Casino America of Colorado, Inc., a wholly owned subsidiary of Isle of Capri Casinos, Inc., and Blackhawk Gold, Ltd., a wholly owned subsidiary of Nevada Gold & Casinos, Inc.

The rights and obligations of Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. are governed in part by the Amended and Restated Operating Agreement of the Company (the “Agreement”) dated as of April 22, 2003. The Agreement provides that the Company will continue until December 31, 2096, or until such date that dissolution may occur. Pursuant to the Agreement, Casino America of Colorado, Inc. contributed cash, land purchase rights and development costs to the Company and Blackhawk Gold, Ltd. contributed land to the Company.

On July 29, 1997, Casino America of Colorado, Inc., Isle of Capri Casinos, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. also entered into a members agreement which addressed the development of the Isle-Black Hawk, management of the Company, additional capital contributions, and other matters. Casino America of Colorado, Inc. has an ownership interest in the Company of 57% and Blackhawk Gold, Ltd. has an ownership interest in the Company of 43%. Profits and losses of the Company are allocated in proportion to ownership interests. The Isle-Black Hawk’s original casino commenced operation in December 1998. The property currently consists of a land-based casino with 1,100 slot machines and 14 table games, a 237-room hotel, and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 92-seat Farraddays' restaurant, a 244-seat Calypso's buffet, a 32-seat Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment.

On April 22, 2003, the Company acquired CCSC/Blackhawk, Inc. (the “Colorado Central Station”) and Colorado Grande Enterprises, Inc. (the “Colorado Grande”) through its wholly owned subsidiary, IC Holdings Colorado, Inc. The Colorado Central Station operation consists of a land-based casino in Black Hawk, Colorado, with 704 slot machines and 9 table games. The Colorado Grande operation consists of a land-based casino in Cripple Creek, Colorado, with 214 slot machines.

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday of April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this system necessitates a 53-week year.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Isle of Capri Black Hawk, L.L.C. and its subsidiaries, Isle of Capri Black Hawk Capital Corp., IOC - Black Hawk Distribution Company, L.L.C. and IC Holdings Colorado, Inc. IC Holdings Colorado, Inc. has two subsidiaries - CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to fiscal 2003 financial statements to conform to the fiscal 2004 presentation.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost, except for land contributed by Blackhawk Gold, Ltd., which was recorded at appraised value. The Company capitalizes the cost of purchases of property and equipment and capitalizes the cost of improvements to property and equipment that increases the value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Years
Slot machines, software and computers	3
Furniture, fixtures and equipment	5-10
Leasehold improvements	25
Buildings and improvements	39.5

Deferred Financing Costs

The costs of issuing long-term debt have been capitalized and are being amortized over the term of the related debt.

Goodwill and Other Intangible Assets

Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the value of trademarks acquired. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires that these assets be reviewed for impairment at least annually. Based on its review, the Company believes that, as of April 25, 2004, there were no impairments of its goodwill and other intangible assets. However, the Company intends to continue to evaluate intangible assets that are not being amortized, at least annually, to determine whether events and circumstances continue to support an indefinite useful life. If these assets are subsequently determined to have a finite useful life, they will be tested for impairment, and then amortized prospectively over the estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of April 25, 2004, there were no impairments of its long-lived assets.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company utilizes derivative financial instruments to manage interest rate risk associated with variable rate borrowings. Derivative financial instruments are intended to reduce the Company’s exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness, and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying consolidated balance sheets. Revenues from the hotel, food, beverage, entertainment, and the gift shop are recognized at the time the related service or sale is performed or made.

Promotional Allowances and Slot Patrons Incentive Estimates

Net revenues do not include the retail amount of food, beverage, and other items provided gratuitously to customers. These amounts, which are included in promotional allowances, were as follows:

	Fiscal Year Ended
	April 25, 2004	April 27, 2003

Rooms	$2,840	$2,696
Food and beverage	12,542	7,781
Other	1,044	795
Customer loyalty programs	24,779	11,880
Total promotional allowances	$41,205	$23,152

The Company records the redemption of coupons and points for cash as a reduction of revenues. The Company provides slot patrons with incentives based on the dollar amount of play on slot machines. An accrual has been established based on an estimate of the outstanding value of these incentives, utilizing the age and prior history of redemptions. This amount is reflected as a current liability in the accompanying consolidated balance sheets.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

The estimated cost of providing promotional allowances included in casino expense is as follows:

	Fiscal Year Ended
	April 25, 2004	April 27, 2003

Rooms	$1,588	$1,246
Food and beverage	11,047	6,143
Other	312	225
Total cost of complimentary services	$12,947	$7,614

Advertising

Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were $3,208 in fiscal 2004 and $1,690 in fiscal 2003.

Income Taxes

The Company records an income tax provision for federal and state income taxes of Colorado Central Station and Colorado Grande, C Corporations, which were acquired on April 22, 2003. No provision for federal or state income taxes is recorded for the Company, as the Company is taxed as a partnership and the income taxes are the responsibility of the individual members.

Income tax expense is determined under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax basis of accounting using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a provision for current and deferred income taxes on a separate return basis.

Self Insurance

The Company is self-insured for various levels of general liability, workers’ compensation, and employee medical coverage. Self-insurance reserves are estimated based on the Company’s claims experience and are included in current accrued liabilities on the consolidated balance sheets.

Certain Risks and Uncertainties

The Company’s operations are dependent on the continued licensing or qualification of the Company. Such licensing and qualification are reviewed periodically by the gaming authorities in the state of Colorado.

The Company receives a significant amount of its revenue from patrons within 50 miles of the properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company’s results of operations could be materially affected.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

2. Acquisitions

CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc.

On April 22, 2003, the Company, through its wholly owned subsidiary IC Holdings, Colorado, Inc., acquired 100% of CCSC/Blackhawk, Inc., which owns and operates the Colorado Central Station casino in Black Hawk, Colorado, for $74,000 adjusted for certain working capital adjustments of $223.

On April 22, 2003, the Company, through its wholly owned subsidiary IC Holdings Colorado, Inc., acquired 100% Colorado Grande Enterprises, Inc., which owns and operates the Colorado Grande casino in Cripple Creek, Colorado, for $10,000 adjusted for certain working capital adjustments of $82.

In fiscal 2003, these acquisitions were accounted for as purchase business combinations with the purchase price allocated to the fair values of the assets and liabilities acquired resulting in preliminary goodwill of $20,500 and other intangible assets of $16,600 million for the value of certain trademarks acquired with the properties. During fiscal 2004, the Company obtained third party valuations of certain assets and finalized its purchase accounting related to the acquisition, which resulted in adjustments to the fair value of these assets, including an increase in property and equipment of $2,800, a decrease in other intangible assets of $3,100 and a decrease in additional paid-in capital of $800. Goodwill related to these acquisitions increased by $1,100, primarily as a result of the change in these fair values.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	CSC/ Blackhawk, Inc.	Colorado Grande Enterprises, Inc.
ASSETS
Current assets	$5,664	$849
Property and equipment, net	47,911	1,951
Goodwill	14,666	6,857
Intangible assets	12,200	1,300
Prepaid deposits and other	112	-
Total assets acquired	80,553	10,957
LIABILITIES
Current liabilities	4,846	701
Net assets acquired	$75,707	$10,256

3. Property and Equipment

Property and equipment consists of the following:

	Fiscal Year Ended
	April 25, 2004	April 27, 2003

Land and land improvements	$45,154	$41,238
Building and improvements	104,662	105,121
Furniture, fixtures and equipment	25,673	22,374
Construction in progress	9,026	711
Total property and equipment	184,515	169,444
Less accumulated depreciation	24,741	17,841
Property and equipment net	$159,774	$151,603

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

3. Property and Equipment

Capitalized interest for the fiscal year ended April 25, 2004 was $207. There was no capitalized interest in fiscal 2003.

4. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

Restricted cash - The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt - The fair value of the Company’s long-term debt is estimated based on either the quoted market price of the underlying debt issue or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to the Company for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	April 25, 2004		April 27, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$30,343	$30,343	$15,508	$15,508
Short-term investments	-	-	13,987	13,987
Restricted cash	43	43	56	56

Financial liabilities:
Senior secured credit facility	$165,000	$165,000	$170,654	$170,654
BID Bonds	700	700	816	828
Other long-term debt	93	93	647	647

5.	Self Insurance Liabilities

The Company’s employee-related healthcare benefits program, workers’ compensation insurance, and general liability insurance are self-funded up to a maximum amount per claim. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. The Company’s estimate of unpaid claims and incurred but not reported claims totaled $2,409 at April 25, 2004 and $1,751 at April 27, 2003 and are included in accrued liabilities-payroll and related expenses for healthcare benefits and workman’s compensation insurance and in accrued liabilities-other for general liability insurance in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover payments on future claims.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

6.	Long-Term Debt

Long-term debt consists of the following:

	April 25, 2004	April 27, 2003

Senior Secured Credit Facility, non-recourse to Isle of Capri Casinos, Inc. (described below):
Variable rate term loan Tranche A	$-	$27,922
Variable rate term loan Tranche B	-	142,732
Variable rate term loan Tranche C	165,000	-
Revolver	-	-
Notes payable, interest at 90 day LIBOR + 3.00% (4.17% on April 25, 2004), issued by the Company, due July 2004; non-recourse to Isle of Capri Casinos, Inc.	93	647
Black Hawk Business Improvement Special Assessment Bonds District (BID Bonds) (described below)	700	816
	165,793	172,117
Less current maturities	1,853	14,223
Long-term debt	$163,940	$157,894

Senior Secured Credit Facility

The Senior Secured Credit Facility provided for a $40,000 revolving credit facility maturing on November 16, 2005, a $27,922 Tranche A term loan maturing on November 16, 2005, and a $142,732 Tranche B term loan maturing on November 16, 2006. Proceeds from the Tranche B term loan were used to provide financing for the acquisitions of CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc.

On February 6, 2004, the Company amended the Senior Secured Credit Facility to provide for a $40,000 revolving credit facility maturing on December 31, 2006 or such date as the Tranche C term loans are repaid in full, whichever comes first. The Company converted the Tranche A and Tranche B term loans into a $165,000 Tranche C term loan maturing on December 31, 2007. The Company is required to make quarterly principal payments of $412.5 on the term loan portions of the Senior Secured Credit Facility that will commence in June 2004 with a balloon payment of $159,225 due upon maturity.

At the Company’s option, the revolving credit facility loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.50% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.50%. The Tranche C term loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 2.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 3.00%.

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Company was in compliance with these covenants as of April 25, 2004. The Senior Secured Credit Facility is secured by liens on the Company’s assets.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at April 25, 2004 was 4.93%.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

6.	Long-Term Debt (continued)

Interest Rate Swap Agreements

In the fourth quarter of fiscal year 2002, the Company entered into three interest rate swap agreements (“Swap Agreements”) that effectively convert portions of the floating rate term loans to a fixed-rate basis for the next two fiscal years, thus reducing the impact of interest rate changes on future interest expense. The notional value of the Swap Agreements, which were designated as cash flow hedges, was $40,000 or 24.2% of the Company’s variable rate debt as of April 25, 2004. The Swap Agreements terminate in fiscal 2005.

The Company entered into four new Swap Agreements during the first fiscal quarter ended July 27, 2003. The Swap Agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the first fiscal quarter of 2006, thus reducing the impact of interest rate changes on future interest expense. The notional value of the Swap Agreements that were designated as cash flow hedges was $40,000 or 24.2% of its variable rate term debt outstanding under the Company’s Senior Secured Credit Facility as of April 25, 2004. The new Swap Agreements terminate in fiscal 2006. When added to the Swap Agreements that were already outstanding, the total notional value of the Swap Agreements that have been designated as cash flow hedges is $80,000 or 48.4% of its variable rate term debt outstanding under the Company’s Senior Secured Credit Facility as of April 25, 2004. The Company evaluates the effectiveness of these hedged transactions on a quarterly basis, and has found no portion of the hedging instruments to be ineffective during the fiscal year ended April 25, 2004. Accordingly, no gains or losses have been recognized on these Swap Agreements.

As of April 23, 2004, the last business day of the fiscal year ended April 25, 2004, the three-month LIBOR rate, the variable interest rate, was 1.17%. The Swap Agreements effectively converted $10,000 notional value to 4.145% fixed rate, $10,000 notional value to 4.195% fixed rate, $10,000 notional value to 4.065% fixed rate, $10,000 notional value to 1.39% fixed rate, $10,000 notional value to 1.45% fixed rate, $10,000 notional value to 1.40% fixed rate and $10,000 notional value to 1.65% fixed rate. Each of the rates is before the addition of the applicable spread currently 3.00%. With the addition of the applicable spread, the total interest rate for the debt related to each of the $10,000 notional value Swap Agreements is 7.145%, 7.195%, 7.065%, 4.39%, 4.45%, 4.40% and 4.65%, respectively.

For the fiscal year ended April 25, 2004, comprehensive income was $24,994 as compared to $20,332 for the fiscal year ended April 27, 2003. The accumulated other comprehensive loss balance consists entirely of changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms, totaled $676. Based on the maturity dates of the contracts, $159 is classified as long-term receivables, included in “long-term prepaid deposits and other assets,” and $835 included in “other accrued current liabilities” in the accompanying consolidated balance sheets. There was no effect on income related to hedge ineffectiveness.

At April 25, 2004, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

Other

In July 1998, the Black Hawk Business Improvement District (the “BID”), issued $2,940 in 6.00% bonds due on December 1, 2009. The proceeds from the sale of the Bid Bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 of which the Company is a member. The total costs of the improvements totaled $2,240 with the excess proceeds being returned to the bondholders by the BID. The Company is responsible for 50% of this amount plus interest and in April 2000, made the first of 20 semi-annual payments of $76 in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1,120 or 50% of the net bond proceeds, over 20 periods at an interest rate of 6.25%. The difference between the bond rate of 6.00% and the 6.25% that was assessed is to cover administrative costs of the BID related to the issuance.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

6.	Long-Term Debt (continued)

Future maturities of long-term debt as of April 25, 2004 are as follows:

For the Fiscal Year Ending
2005	1,853
2006	1,768
2007	1,776
2008	160,184
2009	142
Thereafter	70
Total	$165,793

7. Commitments

Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at April 25, 2004:

For the Fiscal Year Ending
2005	2,599
2006	2,532
2007	2,435
2008	2,484
2009	2,537
Thereafter	696,556
Total minimum lease payments	$709,143

All future operating minimum lease payments include long-term land lease payments that have various renewal options varying between 10 to 15 years. The Company expects that the Company’s properties will continue in operation and these leases will be renewed for the next 90 years. Total rent expense was $4,461 in fiscal 2004 and $2,248 in fiscal 2003, including contingent rentals of $243 in fiscal 2004 and $0 in fiscal 2003.

The Company plans to invest approximately $94.0 million to significantly increase covered parking for both properties; expand the Isle-Black Hawk, add hotel rooms and a restaurant; connect the properties by means of a skywalk and construct public road improvements to and from the property. Completion of the casino expansion, skywalks, and restaurant and partial completion of the parking garage is expected by spring of 2005. Substantial completion of the public improvements is planned for summer 2005. Completion of the hotel and the remainder of the parking garage is scheduled for spring of 2006. Through the end of fiscal year 2004, the Company has expended $9.4 million of the planned $94.0 million for this project.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

8. Income Taxes

The Company recorded an income tax provision for federal and state income taxes of Colorado Central Station and Colorado Grande, C Corporations, acquired on April 22, 2003.

The income tax provision for Colorado Central Station and Colorado Grande is comprised of the following:

	Fiscal Year Ended
	April 25, 2004	April 27, 2003

Current	$60	$153
Deferred	40	57
	$100	$210

A reconciliation of income tax provision for Colorado Central Station and Colorado Grande to the statutory corporate federal tax rate of 35% is as follows:

	Fiscal Year Ended
	April 25, 2004	April 27, 2003

Statutory tax expense	$(2)	$45
Effect of:
State taxes	8	17
Other:
Political contributions	90	-
Fines	2	148
Other	2	-
	$100	$210

Significant components of the Company’s net deferred state and federal income tax liabilities are as follows:

	Fiscal Year Ended
	April 25, 2004	April 27, 2003
	(In thousands)

Deferred tax liabilities:
Property and equipment	$1,395	$328
Other	38	142
Total deferred tax liabilities	1,433	470
Deferred tax assets:
Accrued expenses	385	413
Net operating losses	950	-
Other	1	-
Total deferred tax assets	1,336	413
Net deferred tax liability	$97	$57

9. Litigation

The Company is subject to certain claims and lawsuits that have been filed in the normal course of business. Management does not believe these pending claims and litigation will have a material effect on the consolidated cash flows, financial position, or operations of the Company.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

10. Employee Benefit Plans

401(k) Plan

The Company has a defined-contribution, profit sharing plan, including 401(k) plan provisions, covering substantially all of its employees. The Company’s contribution expense related to this plan was $222 in fiscal 2004 and $142 in fiscal 2003. The Company’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

Health Insurance Plan

The Company has a qualified employee health insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $4,282 in fiscal 2004 and $2,382 in fiscal 2003.

11. Related Party Transactions

Management Agreement Isle of Capri Black Hawk, L.L.C.

On April 25, 1997, the Company entered into a management agreement with Isle of Capri Casinos, Inc., as amended on April 22, 2003, in consideration of the acquisition of CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc., and December 22, 2003, pursuant to the refinancing of the Company’s Senior Secured Credit Facility. (the “Isle-Black Hawk Management Agreement”). Under the Isle-Black Hawk Management Agreement, Isle of Capri Casinos, Inc. manages the casinos of the Company in exchange for a fee. The management fee is equal to 2% of revenues, as defined, plus 10% of operating income, but not to exceed 4% of revenues, as defined. The management fee became effective upon commencement of casino operations.

12. Subsequent Event After Audit Report Date (Unaudited)

On April 25, 2005, Nevada Gold & Casinos, Inc., through a wholly owned subsidiary (CGC Holdings L.L.C.) acquired all of the shares of Colorado Grand Enterprises, Inc., which owns the Colorado Grande Casino located in Cripple Creek, Colorado from Isle-Black Hawk for $6.5 million. Nevada Gold & Casinos, Inc. paid $600,000 of the purchase price in cash and a promissory note was issued for the remaining $5.9 million, which will mature on April 25, 2008. Simple interest will accrue on the outstanding principal on the note at a rate equal to Isle-Black Hawk’s cost of funds plus one percent (1%) per annum. Isle-Black Hawk will record a loss related to the sale of approximately $4.0 million in its fourth quarter of fiscal 2005, which ended April 24, 2005.

Report of Independent Registered Public Accounting Firm

The Members of Isle of Capri Black Hawk, L.L.C.

We have audited the accompanying consolidated balance sheets of the Isle of Capri Black Hawk, L.L.C. (the Company) as of April 27, 2003 and April 28, 2002, and the related consolidated statements of operations, members’ equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our respon-sibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Isle of Capri Black Hawk, L.L.C. at April 27, 2003 and April 28, 2002 and the consolidated results of its operations and its cash flows for the fiscal years then ended in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
New Orleans, Louisiana
June 9, 2003

Isle of Capri Black Hawk, L.L.C.

Consolidated Balance Sheets
(Dollars in thousands)

	April 27, 2003	April 28, 2002
Assets
Current assets:
Cash and cash equivalents	$15,508	$11,045
Short-term investments	13,987	-
Accounts receivable - other	634	343
Accounts receivable - related parties	20	-
Deferred income taxes	272	-
Prepaid expenses	2,826	1,028
Total current assets	33,247	12,416
Property and equipment, net	151,603	102,630
Deferred financing costs, net of accumulated amortization of $585 and $168, respectively	3,483	1,626
Restricted cash	56	12
Goodwill	20,459	-
Other intangible assets	16,600	-
Prepaid deposits and other	420	456
Total assets	$225,868	$117,140
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$14,223	$9,455
Accounts payable - trade	2,010	2,007
Accounts payable - related parties	1,673	1,419
Accrued liabilities:
Interest	953	868
Payroll and related expenses	5,259	4,232
Property, gaming and other taxes	4,785	2,206
Income taxes	154	-
Progressive jackpot and slot club awards	3,867	2,071
Other	1,513	1,165
Total current liabilities	34,437	23,423

Long-term debt, less current maturities	157,894	69,647
Other liabilities	2,007	360
Deferred income taxes	329	-

Members' equity:
Casino America of Colorado, Inc.	18,169	12,927
Blackhawk Gold, Ltd.	15,039	11,143
Accumulated other comprehensive loss	(2,007)	(360)
Total members' equity	31,201	23,710
Total liabilities and members' equity	$225,868	$117,140

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Operations
(Dollars in thousands)

	Fiscal Year Ended
	April 27, 2003	April 28, 2002
Revenues:
Casino	$108,790	$110,278
Rooms	5,704	5,793
Food, beverage and other	13,537	14,904
Gross revenues	128,031	130,975
Less promotional allowances	23,152	22,688
Net revenues	104,879	108,287

Operating expenses:
Casino	15,616	16,342
Gaming taxes	20,780	21,709
Rooms	1,414	1,364
Food, beverage and other	3,310	3,776
Facilities	4,326	4,358
Marketing and administrative	20,577	24,094
Management fees	5,197	4,805
Depreciation	5,855	4,266
Total operating expenses	77,075	80,714

Operating income	27,804	27,573

Loss on early extinguishment of debt	-	6,769
Interest expense	5,629	9,892
Interest income	(14)	(171)

Income before income taxes	22,189	11,083
Income tax provision	210	-

Net Income	$21,979	$11,083

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Member's Equity
(Dollars in thousands)

	Casino America of Colorado, Inc.	Blackhawk Gold, Ltd.	Accumulated Other Comprehensive Loss	Total Members' Equity

Balance, April 30, 2001	$16,583	$13,901	$-	$30,484
Net income	6,317	4,766	-	11,083
Unrealized loss on interest rate swap contract	-	-	(360)	(360)
Comprehensive loss				10,723
Members' distributions	(9,973)	(7,524)	-	(17,497)
Balance, April 28, 2002	12,927	11,143	(360)	23,710
Net income	12,528	9,451	-	21,979
Unrealized loss on interest rate swap contract	-	-	(1,647)	(1,647)
Comprehensive loss				20,332
Members' distributions	(7,286)	(5,555)		(12,841)
Balance, April 27, 2003	$18,169	$15,039	$(2,007)	$31,201

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Fiscal Year Ended
	April 27, 2003	April 28, 2002
Operating activities
Net income	$21,979	$11,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,855	4,266
Amortization of deferred financing costs	417	570
Deferred income taxes	57	-
Loss on early extinguishment of debt	-	6,769
Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	(184)	49
Prepaid expenses and other assets	(277)	(52)
Accounts payable and accrued liabilities	670	(25)
Net cash provided by operating activities	28,517	22,660

Investing activities
Purchases of property and equipment, net	(6,943)	(3,218)
Net cash paid for acquisitions	(80,313)	-
Purchase of short-term investments	(13,987)	-
Decrease (increase) in restricted cash	(44)	190
Prepaid deposits and other	149	193
Net cash used in investing activities	(101,138)	(2,835)

Financing activities
Proceeds from debt	105,000	80,000
Principal payments on debt and cash paid to retire debt	(12,801)	(82,530)
Deferred financing costs	(2,274)	(1,795)
Distributions to members	(12,841)	(17,497)
Net cash provided by (used in) financing activities	77,084	(21,822)

Net increase (decrease) in cash and cash equivalents	4,463	(1,997)
Cash and cash equivalents at beginning of year	11,045	13,042
Cash and cash equivalents at end of year	$15,508	$11,045

Supplemental disclosure of cash flow information:
Cash payments for interest	$5,128	$10,447

Supplemental schedule of noncash investing and financing activities

Acquisition of businesses
Fair value of assets acquired	$86,065	$-
Less fair value of liabilities assumed	5,752	-
Net cash payment	$80,313	$-

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation

Isle of Capri Black Hawk, L.L.C. (“the Company” or the “Isle-Black Hawk”), a Colorado limited liability company, operates two casino entertainment facilities in Black Hawk, Colorado, and a third casino entertainment facility in Cripple Creek, Colorado. The Company is owned by Casino America of Colorado, Inc., a wholly owned subsidiary of Isle of Capri Casinos, Inc., and Blackhawk Gold, Ltd., a wholly owned subsidiary of Nevada Gold & Casinos, Inc.

The rights and obligations of Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. are governed in part by the Amended and Restated Operating Agreement of the Company (the “Agreement”) dated as of April 22, 2003. The Agreement provides that the Company will continue until December 31, 2096, or until such date that dissolution may occur. Pursuant to the Agreement, Casino America of Colorado, Inc. contributed cash, land purchase rights and development costs to the Company and Blackhawk Gold, Ltd. contributed land to the Company.

On July 29, 1997, Casino America of Colorado, Inc., Isle of Capri Casinos, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. also entered into a members agreement which addressed the development of Isle-Black Hawk, management of the Company, additional capital contributions, and other matters. Casino America of Colorado, Inc. has an ownership interest in the Company of 57% and Blackhawk Gold, Ltd. has an ownership interest in the Company of 43%. Profits and losses of the Company are allocated in proportion to ownership interests. The Isle-Black Hawk’s original casino commenced operation in December 1998 and is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property currently consists of a land-based casino with 1,119 slot machines and 14 table games, a 237-room hotel, and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 92-seat Farraddays' restaurant, a 244-seat Calypso's buffet, a 32-seat Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment.

On April 22, 2003, the Company acquired CCSC/Blackhawk, Inc. (the “Colorado Central Station”) and Colorado Grande Enterprises, Inc. (the “Colorado Grande”) through its wholly owned subsidiary, IC Holdings Colorado, Inc. The Colorado Central Station operation consists of a land-based casino in Black Hawk, Colorado, with 754 slot machines and 9 table games. The Colorado Grande operation consists of a land-based casino in Cripple Creek, Colorado, with 223 slot machines.

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday of April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this system necessitates a 53-week year.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Isle of Capri Black Hawk, L.L.C. and its subsidiaries, Isle of Capri Black Hawk Capital Corp., IOC - Black Hawk Distribution Company, L.L.C. and IC Holdings Colorado, Inc. IC Holdings Colorado, Inc. has two subsidiaries - CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost, except for land contributed by Blackhawk Gold, Ltd., which was recorded at appraised value. The Company capitalizes the cost of purchases of property and equipment and capitalizes the cost of improvements to property and equipment that increases the value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Years
Slot machines, software and computers	3
Furniture, fixtures and equipment	5-10
Leasehold improvements	25
Buildings and improvements	39.5

Deferred Financing Costs

The costs of issuing long-term debt have been capitalized and are being amortized over the term of the related debt.

Goodwill and Other Intangible Assets

Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the value of trademarks acquired. Effective April 30, 2001, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. SFAS 142 requires that these assets be reviewed for impairment at least annually. Based on its review, the Company believes that, as of April 27, 2003, there were no impairments of its goodwill and other intangible assets. However, the Company intends to continue to evaluate intangible assets that are not being amortized, at least annually, to determine whether events and circumstances continue to support an indefinite useful life. If these assets are subsequently determined to have a finite useful life, they will be tested for impairment, and then amortized prospectively over the estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which the Company adopted effective April 29, 2002. SFAS 144 requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of April 27, 2003, there were no impairments of its long-lived assets.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company utilizes derivative financial instruments to manage interest rate risk associated with variable rate borrowings. Derivative financial instruments are intended to reduce the Company’s exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness, and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots and certain table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying consolidated balance sheets. Revenues from the hotel, food, beverage, entertainment, and the gift shop are recognized at the time the related service or sale is performed or made.

Promotional Allowances and Slot Patrons Incentive Estimates

Net revenues do not include the retail amount of food, beverage, and other items provided gratuitously to customers. These amounts, which are included in promotional allowances, were as follows:

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

	Fiscal Year Ended
	April 27, 2003	April 28, 2002

Rooms	$2,696	$2,776
Food and beverage	7,781	8,264
Other	795	1,086
Customer loyalty programs	11,880	10,562
Total promotional allowances	$23,152	$22,688

The estimated cost of providing these promotional allowances included in casino expense is as follows:

	Fiscal Year Ended
	April 27, 2003	April 28, 2002

Rooms	$1,246	$1,233
Food and beverage	6,143	6,463
Other	225	297
Total cost of complimentary services	$7,614	$7,993

The Company records the redemption of coupons and points for cash as a reduction of revenues. The Company provides slot patrons with incentives based on the dollar amount of play on slot machines. An accrual has been established based on an estimate of the outstanding value of these incentives, utilizing the age and prior history of redemptions. This amount is reflected as a current liability in the accompanying consolidated balance sheets.

Advertising

Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were $1,690 in fiscal 2003 and $1,836 in fiscal 2002.

Income Taxes

The Company records an income tax provision for federal and state income taxes of Colorado Central State and Colorado Grande, C Corporations, which were acquired on April 22, 2003. No provision for federal or state income taxes is recorded for the Company, as the Company is taxed as a partnership and the income taxes are the responsibility of the individual members.

Income tax expense is determined under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax basis of accounting using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a provision for current and deferred income taxes on a separate return basis.

Self Insurance

The Company is self-insured for various levels of general liability, workers’ compensation, and employee medical and life insurance coverage. Self-insurance reserves are estimated based on the Company’s claims experience and are included in current accrued liabilities on the consolidated balance sheets.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

Certain Risks and Uncertainties

The Company’s operations are dependent on the continued licensing or qualification of the Company. Such licensing and qualification are reviewed periodically by the gaming authorities in the state of Colorado.

The Company receives a significant amount of its revenue from patrons within 50 miles of the properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company’s results of operations could be materially affected.

2. Short-term Investments

Short-term investments consist primarily of short-term commercial paper at the Isle of Capri Black Hawk, L.L.C. (the “Isle-Black Hawk”). The carrying amount of short-term investments approximates fair value because of the short maturity of these instruments.

3. Acquisitions

CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc.

On April 22, 2003, the Company, through its wholly owned subsidiary IC Holdings, Colorado, Inc., acquired 100% of CCSC/Blackhawk, Inc., which owns and operates the Colorado Central Station casino in Black Hawk, Colorado, for $74,000 adjusted for certain working capital adjustments of $100.

On April 22, 2003, the Company, through its wholly owned subsidiary IC Holdings Colorado, Inc., acquired 100% Colorado Grande Enterprises, Inc., which owns and operates the Colorado Grande casino in Cripple Creek, Colorado, for $10,000 adjusted for certain working capital adjustments.

These acquisitions were accounted for as purchase business combinations with the purchase price preliminarily allocated to the fair values of the assets and liabilities acquired resulting in preliminary goodwill of $20.5 million and other intangible assets of $16.6 million for the value of certain trademarks acquired with the properties. Preliminary goodwill will be fully deductible for income tax purposes. The results of operations of CCSC/Blackhawk and Colorado Grande Enterprises, Inc. are included in the consolidated statements of operations since the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets and expects to finalize the allocation during fiscal 2004; thus, the allocation is subject to change.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

3. Acquisitions (continued)

	CCSC/ Blackhawk, Inc.	Colorado Grande Enterprises, Inc.

Current assets	$5,674	$844
Property and equipment, net	44,608	2,460
Goodwill	15,463	4,996
Intangible assets	14,100	2,500
Prepaid deposits and other	113	-
Total assets acquired	79,958	10,800

Current liabilities	4,959	793
Net assets acquired	$74,999	$10,007

4. Property and Equipment

Property and equipment consists of the following:

	Fiscal Year Ended
	April 27, 2003	April 28, 2002

Land and land improvements	$41,238	$15,819
Building and improvements	105,121	87,413
Furniture, fixtures and equipment	22,374	9,872
Construction in progress	711	41
Total property and equipment	169,444	113,145
Less accumulated depreciation	17,841	10,515
Property and equipment, net	$151,603	$102,630

5. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

Short-term investments - The carrying amounts approximate fair value because of the short maturity of these instruments.

Restricted cash - The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt - The fair value of the Company’s long-term debt is estimated based on either the quoted market price of the underlying debt issue or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to the Company for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

5. Fair Value of Financial Instruments (continued)

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	April 27, 2003		April 28, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$15,508	$15,508	$11,045	$11,045
Short-term investments	13,987	13,987	-	-
Restricted cash	56	56	12	12

Financial liabilities:
Senior secured credit facility	$170,654	$170,654	$77,900	$77,900
BID Bonds	816	828	-	-
Other long-term debt	647	647	1,202	1,202

6.	Self Insurance Liabilities

The Company’s employee-related healthcare benefits program, workers’ compensation insurance, and general liability insurance are self-funded up to a maximum amount per claim. Claims in excess of this maximum are fully insured through a stop-loss insurance policy. Accruals are based on claims filed and estimates of claims incurred but not reported. The Company’s estimate of unpaid claims and incurred but not reported claims totaled $1,751 at April 27, 2003 and $2,312 at April 28, 2002 and are included in accrued liabilities-payroll and related expenses for healthcare benefits and workman’s compensation insurance and in accrued liabilities-other for general liability insurance in the accompanying consolidated balance sheets. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover payments on future claims.

7.	Long-Term Debt

Long-term debt consists of the following:

	April 27, 2003	April 28, 2002

Senior Secured Credit Facility, non-recourse to Isle of Capri Casinos, Inc. (described below):
Variable rate term loan Tranche A	$27,922	$38,000
Variable rate term loan Tranche B	142,732	39,900
Revolver	-	-
Notes payable, interest at 90 day LIBOR + 3.00% (4.31% on April 27, 2003), issued by the Company, due July 2004; non-recourse to Isle of Capri Casinos, Inc.	647	1,202
Black Hawk Business Improvement Special Assessment Bonds District (BID Bonds) (described below)	816	-
	172,117	79,102
Less current maturities	14,223	9,455
Long-term debt	$157,894	$69,647

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

7.	Long-Term Debt (continued)

Secured Credit Facility

On November 16, 2001 the Company entered into a $90,000 secured credit facility (the “Secured Credit Facility”), that was non-recourse debt to the Isle of Capri, primarily for the purpose of funding the redemption of the 13% First Mortgage Notes. The Secured Credit Facility provided for a $10,000 revolving credit facility, a $40,000 Tranche A term loan maturing on November 16, 2005, and a $40,000 Tranche B term loan maturing on November 16, 2006. On April 22, 2003, the Company amended the Secured Credit Facility with a $210,654 Senior Secured Credit Facility (the “Senior Secured Credit Facility”).

Senior Secured Credit Facility

The Senior Secured Credit Facility provides for a $40,000 revolving credit facility maturing on November 16, 2005, a $27,922 Tranche A term loan maturing on November 16, 2005, and a $142,732 Tranche B term loan maturing on November 16, 2006. The proceeds from the $105,000 increase of the Tranche B term loan were used to provide financing for the acquisitions of CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc. The Company is required to make quarterly principal payments on the term loan portions of the Senior Secured Credit Facility that will commence in June 2003. Such payments on the Tranche A term loan initially will be $2,500 per quarter with scheduled increases to $3,000 per quarter commencing March 2005, with a balloon payment of $1,422 due upon maturity. Such payments on the Tranche B term loan initially will be $362 per quarter with a scheduled increase to $9,862 per quarter commencing March 2006, with a balloon payment of $109,157 due upon maturity.

At the Company’s option, the revolving credit facility and the Tranche A term loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 4.00%. At the Company’s option, the Tranche B term loan may bear interest at (1) the highest of 0.05% in excess of the federal funds effective rate or the rate that the bank group announces from time to time as its prime lending rate plus an applicable margin of up to 3.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of up to 4.00%.

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Company was in compliance with these covenants as of April 27, 2003. The Senior Secured Credit Facility is secured by liens on the Company’s assets.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at April 27, 2003 was 5.94%.

Interest Rate Swaps

In the fourth quarter of fiscal year 2002, the Company entered into three interest rate swap agreements that effectively convert portions of the floating rate term loans to a fixed-rate basis for the next two fiscal years, thus reducing the impact of interest rate changes on future interest expense. The notional value of the swaps, which were designated as cash flow hedges, was $40,000 or 23.4% of the Company’s variable rate debt as of April 27, 2003. The interest rate swaps terminate in fiscal 2005.

For the fiscal year ended April 27, 2003, comprehensive income was $20,332 compared to $10,723 for the fiscal year ended April 28, 2002. The other comprehensive loss consists entirely of changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms, totaled $2,006 and is recorded in other accrued long-term liabilities in the accompanying consolidated balance sheets. There was no effect on income related to hedge ineffectiveness.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

7.	Long-Term Debt (continued)

At April 27, 2003, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

Other

In July 1998, the Black Hawk Business Improvement District (the “BID”), issued $2,940 in 6.00% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 of which the Company is a member. The total costs of the improvements totaled $2,240 with the excess proceeds being returned to the bondholders by the BID. The Company is responsible for 50% of this amount plus interest and in April 2000, made the first of 20 semi-annual payments of $76 in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1,120 or 50% of the net bond proceeds, over 20 periods at an interest rate of 6.25%. The difference between the bond rate of 6.00% and the 6.25% that was assessed is to cover administrative costs of the BID related to the issuance.

As of April 27, 2003, the Company paid $533, which was recorded as property tax expense related to the special assessment. In fiscal 2003, the Company recorded its remaining obligation on these bonds.

Future maturities of long-term debt as of April 27, 2003 are as follows:

For the Fiscal Year Ending
2004	$12,153
2005	18,009
2006	127,375
2007	134
2008	223
Total	$157,894

8. Commitments

Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at April 27, 2003:

For the Fiscal Year Ending
2004	$2,519
2005	2,491
2006	2,485
2007	2,443
2008	2,486
Thereafter	798,948
Total minimum lease payments	$811,372

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

8. Commitments (continued)

All future operating minimum lease payments include long-term land lease payments that have various renewal options varying between 10 to 15 years. The Company expects that the Company’s properties will continue in operation and these leases will be renewed for the next 90 years. Total rent expense was $2,248 in fiscal 2003 and $4,222 in fiscal 2002, including contingent rentals of $2 in fiscal 2003.

9. Income Taxes

The Company recorded an income tax provision for federal and state income taxes of Colorado Central Station and Colorado Grande, C Corporations, acquired on April 22, 2003.

The income tax provision (benefit) for Colorado Central Station and Colorado Grande is comprised of the following:

Fiscal Year Ended April 27, 2003

Current	$153
Deferred	57
$210

Accounts payable - related parties includes tax related balances due to Isle of Capri Casinos, Inc. of $210 as of April 27, 2003.

A reconciliation of income tax provision for Colorado Central Station and Colorado Grande to the statutory corporate federal tax rate of 35% is as follows:

Fiscal Year Ended April 27, 2003

Statutory tax expense	$45
Effect of:
State taxes	17
Other	148
$210

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

9. Income Taxes (continued)

Significant components of the Company’s net deferred state and federal income tax liabilities are as follows:

	Fiscal Year Ended
	April 27, 2003	April 28, 2002
	(In thousands)

Deferred tax liabilities:
Property and equipment	$328	$-
Other	142	-
Total deferred tax liabilities	470	-
Deferred tax assets:
Accrued expenses	413	-
Total deferred tax assets	413	-
Net deferred tax liability	$57	$-

10. Litigation

The Company is subject to certain claims and lawsuits that have been filed in the normal course of business. Management does not believe these pending claims and litigation will have a material effect on the consolidated cash flows, financial position, or operations of the Company.

11. Employee Benefit Plans

401(k) Plan

The Company has a defined-contribution, profit sharing plan, including 401(k) plan provisions, covering substantially all of its employees. The Company’s contribution expense related to this plan was $142 in fiscal 2003 and $154 in fiscal 2002. The Company’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

Health Insurance Plan

The Company has a qualified employee health insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan was approximately $2,382 in fiscal 2003 and $2,377 in fiscal 2002.

12. Related Party Transactions

Management Agreement Isle of Capri Black Hawk, L.L.C.

On April 25, 1997, the Company entered into a management agreement with Isle of Capri Casinos, Inc., as amended on July 29, 1997, and April 22, 2003 in connection with the acquisition of CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc. (the “Isle-Black Hawk Management Agreement”). Under the Isle-Black Hawk Management Agreement, Isle of Capri Casinos, Inc. manages the casinos in exchange for a fee. The management fee is equal to 2% of revenues, as defined, plus 10% of operating income, but not to exceed 4% of revenues, as defined. The management fee became effective upon commencement of casino operations.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements
(Dollars in thousands)

13. Loss on Early Extinguishment of Debt

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items, as previously required under SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” (“SFAS 4”). SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on April 28, 2003. Losses on extinguishment of debt previously classified as extraordinary charges have been reclassified to conform to the provisions of SFAS 145. Upon adoption, the extraordinary loss on extinguishment of debt recorded in fiscal 2002 of $6,769, has been reclassified and included in income before income taxes on the accompanying consolidated statements of operations. As a result, income before income taxes for fiscal 2002 decreased from $17,852 to $11,083. Net income for fiscal 2002 remained unchanged.

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION
3.1		Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Appendix A to the company’s definitive proxy statement filed on Schedule 14A on July 30, 2001)
3.2		Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s From 10-QSB, Filed August 14, 2002)
4.1		Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)
4.5		Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company’s Form S-8, file no. 333-100517)
10.1		Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)
10.2
First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K filed July 14, 2004)

10.3		License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)
10.5		Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed February 14, 2002)
14		Code of Ethics (filed previously as Exhibit 14 to Form 10-K filed July 14, 2004)
21		List of Subsidiaries (filed previously as Exhibit 21 to Form 10-K filed July 14, 2004)
23	.1 (*)	Consent of Pannell Kerr Forster of Texas P.C.
23	.2(*)	Consent of Ernst & Young LLP
31	.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31	.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32	.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	filed herewith