Form 10-K
period 2005-04-24
NEVADA GOLD & CASINOS INC
filed 2005-06-21
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

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

As of September 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $12.02, as reported on the American Stock Exchange, was $115,716,227.

As of June 9, 2005, the registrant had 13,262,603 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14 A within 120 days after the registrant’s fiscal year end of March 31, 2005 are incorporated by reference into Part III of this report.

NEVADA GOLD & CASINOS, INC.

FORWARD-LOOKING STATEMENTS
Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,”  “could,”  “should,”  “would,”  “believe,”  “expect,”  “anticipate,”  “estimate,”  “intend,”  “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of the Company, including statements relating to our business strategy and our current and future development plans.

Although we believe that the assumptions underlying these forward-looking statements are reasonable, any or all of the forward-looking statements in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as the competitive environment and government regulation, will be important in determining the Company’s future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this report or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any further disclosures made on related subjects in the Company’s subsequent reports filed with the Securities and Exchange Commission should be consulted.

Part I

Item 1.	Description of Business

Overview

Nevada Gold & Casinos, Inc., a Nevada corporation, was formed in 1977 and, since 1994 has been primarily a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing, developing and managing Native American owned gaming projects.

Commercial Gaming Projects.

We own a 43% interest in Isle of Capri - Black Hawk, L.L.C. ("IC-BH") which owns and operates two commercial casino properties in Black Hawk, Colorado - the Isle of Capri-Black Hawk Casino and Colorado Central Station Casino.

On April 25, 2005, we purchased the Colorado Grande Casino in Cripple Creek, Colorado from IC-BH and we wholly own and operate that casino.

Native American Owned Projects.

We have assisted in the development and financing, through majority owned subsidiaries, of two casinos for Native American tribes, one in Sonoma County, California and one near Albuquerque, New Mexico.

We are currently developing, and will manage upon completion, two casinos for Native American tribes, one in Tulsa, Oklahoma and one in Pauma Valley, California.

We own a 20% interest in a company which is developing a casino for a Native American tribe in Amador County, California.

We also have real estate interests in Colorado, California, and Nevada. We report our operations in two segments - gaming projects and other assets. For a summary of financial information concerning these two segments, please refer to the information provided in Note 9 to our Consolidated Financial Statements.

Objective and Strategies

Our primary business objective is to increase long-term returns to shareholders through appreciation in the value of our common shares. To achieve this objective, we intend to grow our assets and our earnings by following three business strategies:

•	enhancing the return from, and the value of, the gaming properties in which we own interests or have development or management contracts.

•	participating in the financing, development and/or management of at least one new Native American gaming project per year.

•	acquiring or developing additional commercial gaming properties.

Commercial Casino Projects

Black Hawk, Colorado

We own 43% of IC-BH which owns two casinos in Black Hawk, Colorado. Isle of Capri Casinos, Inc. (“Isle”) owns the remaining 57% of IC-BH. Isle operates the casinos under a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profit of the casinos. In April, 2005, we purchased the Colorado Grande casino located in Cripple Creek, Colorado from IC-BH. IC-BH’s current gaming properties are:

The Isle of Capri-Black Hawk Casino

The Isle of Capri-Black Hawk Casino, which commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119. The property currently consists of a casino with approximately 1,330 slot machines, 2 Black Jack pits with a total of 21 tables, a 238-room hotel and 1,100 parking spaces in an attached parking garage. The Isle of Capri-Black Hawk Casino also offers customers a wide variety of non-gaming amenities, including three dining facilities and a 4,000 square foot event center that can be used for meetings and entertainment.

The Colorado Central Station Casino-Black Hawk

The Colorado Central Station-Black Hawk, is located across the intersection of Main Street and Mill Street from the Isle of Capri-Black Hawk. The property currently consists of a casino with approximately 800 slot machines, a poker room with 10 tables and a Black Jack pit with 6 tables. The property also offers guests two dining options.

In January 2004, IC-BH commenced an approximately $94.0 million construction project in Black Hawk to significantly increase covered parking of the Isle of Capri-Black Hawk and the Colorado Central Station-Black Hawk, expand the gaming space, add approximately 350 slot machines (for a total of approximately 2,250 slot machines upon completion), 160 hotel rooms and a 200-seat restaurant, and connect the two properties by means of a skywalk. Construction of 600 new parking spaces and the expansion of both casinos was completed in February 2005. This completed the most disruptive phase of the expansion project in Black Hawk. IC-BH expects to open 600 additional parking spaces, the skywalk connecting the properties and the restaurant by the end of June 2005. Completion of the hotel is scheduled for Spring of 2006. Additionally, as part of the $94.0 million expansion, IC-BH will fund and construct public improvements, which include extending Main Street to connect directly to Colorado Route 119 approximately one half mile closer to Denver. This will provide customers direct access to our Black Hawk casinos and parking garages at the first two traffic lights into Black Hawk. Substantial completion of the public improvements was originally planned for Summer 2005, but the road construction has been temporarily delayed and is currently expected to be completed in calendar year 2006.

The Black Hawk gaming market consists of the cities of Black Hawk and Central City, which are located approximately 40 miles west of Denver and approximately 16 miles from Interstate 70, the main east-west artery from Denver. In November 2004, a new 8.4 mile four-lane road connecting Interstate 70 directly to Central City was completed. This new highway provides additional access to the Black Hawk/ Central City market. Although this road allows customers to directly access Central City from Interstate 70, we believe that most customers will continue to frequent Black Hawk casinos because of their superior amenities.

Customers of the Black Hawk gaming market primarily drive from within a 100-mile radius of Black Hawk and Central City, which includes the major population centers of Denver, Boulder, Fort Collins, and Golden, Colorado, and Cheyenne, Wyoming. The Black Hawk gaming market is primarily characterized by numerous privately and publicly-owned gaming facilities. However, the primary competitors are the larger gaming facilities located in Black Hawk, particularly those with a considerable number of on-site parking spaces, with established brand names and existing reputations in the local market. Our primary competitors are Mountain High Casino, Riviera Black Hawk, Mardi Gras, Fortune Valley Hotel & Casino, Canyon Casino, Fitzgerald’s Black Hawk, and The Lodge Casino, each of which also offers on-site parking. The closest competitor to our Black Hawk casinos is the Riviera, which is located at the intersection of Mill and Main Streets across from the Isle of Capri casino. The Mountain High Casino was acquired by Ameristar Casinos in December 2004. Ameristar announced a $150 million capital expansion which includes a 32-story 400 room hotel, an event center, an entertainment pavilion and multi-use facility, an expansion of their parking garage of 800 spaces, and an addition of 500 new slot machines, bringing their total to 1,500. We anticipate that, upon completion of the expansion, the Mountain High Casino will be our primary competitor in Black Hawk.

The Colorado Grande Casino-Cripple Creek

On April 25, 2005 we acquired the Colorado Grande Casino located in Cripple Creek, Colorado, from IC-BH for $6.5 million. The Colorado Grande Casino is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a casino with approximately 220 slot machines, no table games, a restaurant and 44 parking spaces. We intend to invest approximately $2.0 million to upgrade the facility and purchase new gaming equipment in order to maximize the earnings potential of the property.

Cripple Creek is 40 miles west of Colorado Springs, Colorado, which is 65 miles south of Denver, Colorado. We believe that the Cripple Creek market attracts customers primarily from Colorado Springs, Fort Carson and smaller areas south of Denver.

Native American Casino Projects

River Rock Casino; Sonoma County, California

Dry Creek Casino, L.L.C. (“DCC”), of which we own 69%, was formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians of California with the development and financing of its River Rock Casino located approximately 75 miles north of San Francisco, in Sonoma County, California. The River Rock Entertainment Authority (the “RREA”) was formed as an unincorporated governmental instrumentality of the tribe to own and operate the River Rock Casino. The casino features 1,600 slot machines, 24 table games, two restaurants and three new parking structures accommodating approximately 1,735 customer vehicles or up to approximately 2,100 customer vehicles when operated by a valet service company during peak demand periods. DCC entered into a Development and Loan Agreement with the tribe in August 2001, which has been amended from time to time (as amended to date, the “Development Agreement”). We advanced $33.0 million to DCC, and DCC in turn advanced $33.0 million to the RREA for the development and construction of the Casino, pursuant to the Development Agreement. The $33.0 million receivable from DCC (and DCC's receivable from the RREA) had been reduced to $10.0 million in November 2003, and was paid in full during the fourth quarter of fiscal year 2005. DCC has no further obligations to advance funds to the RREA under the Development Agreement. Under the Development Agreement, DCC earns a credit enhancement fee equal to 20% of River Rock Casino’s earnings before taxes, depreciation and amortization. The credit enhancement fee is payable to us for a period of five years, starting June 1, 2003 and ending on May 31, 2008. The RREA has the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006. If exercised, the RREA is obligated to pay an amount determined by multiplying the number of months remaining in the 5-year term by 100% of the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the buy-out option is exercised (the "Base Period"), plus any percentage (not exceeding 20%) by which gross revenues for the Base Period increased over the prior 12-month period. The buy-out fee must be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement.

River Rock Casino is accessible by car to nearly all the residents of the San Francisco Bay area, including those within Sonoma, Marin, Mendocino, Napa, San Mateo, Contra Costa, San Francisco, Alameda and Lake counties. Its primary market thus includes the major Bay area metropolitan cities of San Francisco and Oakland, and the smaller cities of San Rafael, Berkeley, Santa Rosa and Petaluma. River Rock Casino also benefits from the large number of visitors to the world-renowned wineries of Sonoma and Napa counties.

The gaming facility is conveniently located approximately three miles from Highway 101, a four-lane highway that serves as a main thoroughfare between Southern California and Oregon. Highway 101 travels directly through the San Francisco Bay Area, through major cities in the area like San Francisco, Santa Rosa, San Rafael and Petaluma. River Rock Casino’s prominent location, on the eastern hillside of the Alexander Valley facing Highway 101, is visible to vehicles traveling in both directions on the highway. The River Rock Casino faces or will face competition from existing and proposed Indian gaming facilities in the surrounding area and elsewhere in California and with casino gaming in Nevada and elsewhere, including gaming facilities that could be located closer to the San Francisco Bay area than River Rock’s gaming facility. The closest existing competitors are the Hopland Sho-Ka-Wah casino, located approximately 35 miles north of the River Rock Casino, the Konocti Vista Casino, located approximately 45 miles northeast of the River Rock Casino and Cache Creek Indian Casino and Bingo, located approximately 40 miles east of the River Rock Casino. River Rock also competes with card rooms located in the surrounding area, other forms of gaming that are legal in California, including on and off-track wagering and the California State Lottery, as well as with non-gaming leisure activities, and the availability of such alternative gaming and non-gaming activities may increase in the future.

Route 66 Casino; Albuquerque, New Mexico

On May 23, 2002, we entered into a joint venture, Route 66 Casinos, L.L.C. ("Route 66 Casinos") with American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) that is 51% owned by us and 49% by The Gillmann Group. The Gillmann Group had several contracts with the Laguna Development Corporation (“LDC”), a federally chartered corporation wholly-owned by the Pueblo of Laguna, the second largest pueblo in New Mexico. The Gillmann Group agreed to assign these contracts to Route 66 Casinos.

The contracts included a Development and Construction Agreement, as well as three gaming lease equipment agreements. Under the Development and Construction Agreement, The Gillmann Group was to consult on the development and operation of a temporary casino and a permanent casino in Rio Puerco, New Mexico and provide or arrange for financing of the temporary and permanent casinos. As compensation for the consulting services, LDC entered into gaming lease equipment agreements with The Gillmann Group. Route 66 Casinos expects to receive on average approximately 16% of gross revenue from the gaming devices subject to the leases over a five-year period which commenced in September 2003. We are currently involved in a dispute with The Gillmann Group as discussed in Item 3. To date, we have received no cash distributions from Route 66 Casinos venture. Our portion of the earnings of the Route 66 Casinos venture have been estimated and recorded based on available financial information. We are vigorously pursuing our rights under the joint venture agreement.

The Route 66-themed casino opened in September 2003 and is located 11 miles west of Albuquerque adjacent to I-40 and includes 1,250 slot machines, and multiple food, beverage and retail outlets and paved parking for trucks and automobiles.

The Route 66 Casino competes with other Indian casinos in the greater Albuquerque area. There are several casinos within 50 miles of Route 66 Casino, including the Sky City Casino, Casino Sandia, Isleta Casino & Resort, Santa Ana Star Casino, San Felipe Casino Hollywood, and The Downs at Albuquerque.

Muscogee (Creek) Nation Casino; Tulsa, Oklahoma

In December 2003, we (through our wholly owned subsidiary, Nevada Gold Tulsa, Inc.) entered into Development and Management Agreements with the Muscogee (Creek) Nation, a federally recognized Indian tribe, pursuant to which we will assist the tribe in developing and managing a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The Management Agreement is subject to the approval of the National Indian Gaming Commission ("NIGC") prior to it becoming effective. The Development Agreement provides for a fee to us of $2.2 million upon completion of the gaming entertainment complex; however, if the Management Agreement is approved by the NIGC, we will not receive any fees under the Development Agreement, but will instead receive fees solely from the Management Agreement as described below. The term of the Management Agreement is for 60 months, and provides for the payment of a monthly management fee, starting after the opening of the gaming entertainment complex, equal to 12% of monthly net income of the project less principal payments on project debt based on a 10 year amortization period.

The project will be developed on and around the site of the existing Creek Nation Casino located on the Mackey Sand Bar in South Tulsa. The first phase will include the construction of a state-of-the-art gaming center featuring approximately 3,300 gaming machines, table games, multiple food venues and a multi-level parking facility with approximately 950 spaces, as well as 1,050 spaces of surface parking. Retail stores, restaurants, hotel, conference facility and other entertainment venues are planned for subsequent phases. The total cost of Phase I of the project will be approximately $110.0 million. We are assisting the tribe in arranging financing and in designing, constructing, equipping and opening the gaming entertainment complex, and upon opening (and subject to the approval of the Management Agreement by the NIGC) will manage the complex for the tribe. The first phase of development is expected to be completed by December 2006, but there can be no assurance that it will be completed by that date.

We have agreed to provide a pre-development loan in the amount of $1.0 million to the tribe to pay for certain project costs incurred prior to the tribe obtaining project financing. Approximately $767,000 is outstanding as of May 31, 2005. The loan is repayable on or before June 30, 2005. Construction of the project will require third party financing. Currently, it appears that third party financing will be available to the tribe for the entire project cost.

We cannot predict when, if ever, the casino will open because its construction may be delayed or prevented for a number of reasons, including possible additional regulatory processes.

We cannot predict the future performance of the casino. There are two existing casinos in the Tulsa area that will compete with Muscogee (Creek) Nation's casino. The Cherokee Casino in Catoosa, Oklahoma is located 15 miles to the east of downtown Tulsa. The Osage Nation Million Dollar Elm Casino in Sand Springs is located 7 miles west of Tulsa. There are over 80 casinos located throughout the state of Oklahoma. However, most of these casinos are very small facilities, usually with less than 100 gaming devices, and for Tulsa residents, there will be minimal reasons to travel to one of the smaller gaming facilities outside of the city.

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

On May 4, 2005, we, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in Buena Vista Development Company, LLC ("Buena Vista Development") in exchange for an approximately $14.8 million loan and an approximately $200,000 equity investment. Casino Development & Management Company is the manager and the only other owner of Buena Vista Development. We have no obligation to make any further equity contributions or loans to Buena Vista Development.

In December 2004 Buena Vista Development entered into a Development Agreement with the Buena Vista Rancheria of Me-Wuk Indians for the development of a casino on the tribal lands located near the city of Ione in Amador County, California. Ione is approximately 40 miles southeast of Sacramento and approximately 40 miles northeast of Stockton. The multi-level casino is expected to accommodate approximately 2,000 slot machines, 80 gaming tables, restaurant and dining facilities, a retail shop and an approximately 3,600 space multi-level parking garage. Under the Development Agreement, Buena Vista Development is entitled to receive a development fee equal to approximately 25% of the net income from the casino for a term of seven years after the casino opens.

The terms of our loan to Buena Vista Development provide for interest at the rate of prime plus 1%, with payments to be made from any third party permanent financing for the casino project or the first revenues received by Buena Vista Development under the Development Agreement. The loan is prepayable at any time without a penalty. Our initial 20% ownership interest in Buena Vista Development will increase by five percentage points at the end of every 6-month period that the loan remains outstanding, up to a maximum of an additional 20%, for a total of 40%.

The Development Agreement was signed by the newly recognized chairperson of the tribe in connection with the settlement of litigation between that chairperson and the person previously recognized by the Bureau of Indian Affairs as the leader of the tribe. The Development Agreement provides for the tribe to repay from future casino revenues more than $20.0 million previously loaned by Buena Vista Development to the new chairperson, as well as other significant amounts Buena Vista Development is expected to advance to the tribe before third party permanent financing is obtained for the casino. Buena Vista Development has also indemnified the new chairperson and the formerly recognized tribal leader from certain claims that have been asserted by a party with whom the former leader had executed various documents related to the development, financing and management of the casino.

In 2004 the tribe entered into a federally-approved amendment to its gaming compact with the State of California, which requires that before construction of the project can begin, the tribe must evaluate the project’s off-reservation environmental impacts and enter into an agreement with Amador County addressing mitigation of those impacts. In April 2005 Amador County sued the federal government claiming that the compact amendment is not valid and that gaming at the proposed casino site is not legal. We believe that these claims are without merit; this lawsuit, however, could delay the project and affect Amador County's willingness to negotiate the required agreement with the tribe. If the tribe and Amador County cannot reach agreement, the compact amendment provides for binding arbitration of the impasse.

We cannot predict when, if ever, the casino will open because its construction may be delayed or prevented for a number of reasons, including possible litigation involving the tribe’s prior developer, required environmental impact mitigation, and possible additional regulatory processes. Also, construction of the project will require third party financing, which the tribe presently expects to be provided through an investment banking firm it has engaged.

We cannot predict the future performance of the casino. We expect the casino’s primary market to include Sacramento and Stockton, California. In this market, the casino will most directly compete with the Jackson Rancheria casino located in Jackson, California, approximately 10 miles from the proposed Buena Vista casino, the Cache Creek casino located about approximately 45 miles northwest of Sacramento and Thunder Valley Casino located a few miles northeast of Sacramento. The Shingle Springs Casino, proposed to be located just east of Sacramento on Highway 50, has yet to receive all regulatory approvals.

La Jolla Band of Luiseno Mission Indians; Pauma Valley, California

In August 2004, we (through our wholly owned subsidiary, Gold River, L.L.C.) entered into a Development Agreement with the La Jolla Band of Luiseno Mission Indians, a federally recognized Indian tribe, pursuant to which we will assist the tribe in developing and constructing a multi-phase gaming facility. A Management Agreement with the tribe for the first phase has been finalized pursuant to which we will provide management services for the gaming facility. The Management Agreement is subject to the approval of the National Indian Gaming Commission and is for a term of five years after the opening of the casino (with a two year renewal option). As compensation for our management services we will receive 23% of total net revenue from the gaming facility. We will also receive a 2% development fee on the total project costs of each phase.

The multi-phase project will be developed on the 9,998 acre La Jolla Indian Reservation in Pauma Valley, California. The first phase will include the construction of a casino with 349 slot machines, 12 table games, dining facilities, parking and possibly a hotel. Subsequent phases may include an expanded casino, a hotel, RV-park, additional restaurants and other entertainment venues. We have agreed to advance certain pre-development expenses of the first phase of the project up to $1.5 million, pursuant to a budget to be agreed upon by us and the La Jolla Band. The total budget for all project costs for the first phase (including pre-development expenses advanced by us) will not exceed $25.0 million. The Development Agreement requires us to use commercially reasonable efforts to assist the La Jolla Band in obtaining one or more sources of additional financing for the project. If necessary to obtain third party financing, we have agreed to act as guarantor of up to 100% of the financing. Currently, it appears that third-party financing will be available for this project, with a limited guarantee by us. However, there can be no assurance that third-party financing will be available for this project. The Development Agreement provides that to the extent the La Jolla Band is unable to obtain financing from third parties, we will be required to provide financing of the project, up to $25.0 million.

We cannot predict when, if ever, the casino will open because its construction may be delayed or prevented for a number of reasons, including possible additional regulatory processes.

We cannot predict the future performance of the casino. The La Jolla Casino is located in the heart of Pauma Valley, California which is approximately 28 miles east of Temecula, California and 65 miles north of San Diego, California. This southern California casino market has experienced significant growth with five major Native American casinos within 25 miles of the proposed La Jolla Casino. They include Harrah’s Rincon Casino with approximately 1,500 machines and 30 table games, Casino Pauma with approximately 800 machines, The Pala Casino with approximately 2,250 machines and 85 table games, Valley View Casino with approximately 1,200 machines, and Pechanga Resort & Casino with approximately 2,000 machines and 126 table games. These casinos are larger, have established customers and are closer to the Temecula and San Diego market than the proposed La Jolla casino and most gaming customers will have to drive by those casinos before they arrive at La Jolla. The greater San Diego region also includes the Cahuilla Creek Casino, Casino Morongo, San Manuel Indian Bingo & Casino, Barona, Viejas, Sycuan, and Golden Acorn casinos which are also competitors to the La Jolla casino. As this market continues to mature, La Jolla can expect increased competition from these casinos in its market area.

Regulations and Licensing

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

The Gaming Commission is empowered to issue five types of gaming and related licenses. Our Colorado casinos require a retail gaming license, which must be renewed each year, and the Colorado Commission has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities will be limited accordingly. The Colorado Casinos’ licenses are renewable annually, subject to continued compliance with gaming regulations. The failure or inability of the Isle of Capri-Black Hawk, Colorado Central Station-Black Hawk or Colorado Grande-Cripple Creek (the "Colorado Casinos"), or the failure or inability of others associated with any of the Colorado Casinos, including us and Isle of Capri, to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

Each Colorado Casino must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. Each Colorado Casino also must not exceed specified gaming square footage limits as a total of each floor and the full building. Each Colorado Casino may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. No Colorado Casino may provide credit to its gaming patrons.

The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Gaming Commission to change the rate annually. The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2.0 million, 2% over $2.0 million up to and including $4.0 million, 4% over $4.0 million up to and including $5.0 million, 11% over $5.0 million up to and including $10.0 million, 16% over $10.0 million up to and including $15.0 million and 20% on adjusted gross gaming proceeds in excess of $15.0 million.

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

The rules impose certain additional restrictions and reporting and filing requirements on publicly traded entities holding gaming licenses in Colorado. A licensee or affiliated company or any controlling person of a licensee or affiliated company, which commences a public offering of voting securities, must notify the Gaming Commission, with regard to a public offering to be registered with the Securities and Exchange Commission ("SEC"), no later than ten business days after the initial filing of a registration statement with the SEC, or, with regard to any other type of public offering, no later than ten business days prior to the public use or distribution of any offering document, if: 1) the licensee, affiliated company or a controlling person thereof, intending to issue the voting securities is not a publicly traded corporation; or 2) if the licensee, affiliated company or controlling person thereof, intending to issue the voting securities is a publicly traded corporation, and if the proceeds of the offering, in whole or in part, are intended to be used: a) to pay for construction of gaming facilities in Colorado to be owned and operated by the licensee; b) to acquire any direct or indirect interest in gaming facilities in Colorado; c) to finance the operation by the licensee of gaming facilities in Colorado; or d) to retire or extend obligations incurred for one or more of the purposes set forth in subsections a, b, or c above.

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

Native American Gaming

The terms and conditions of management contracts and the operation of all gaming, including casinos, on Native American land in the United States are subject to the Indian Gaming Regulatory Act of 1988 (“IGRA”), which is administered by the National Indian Gaming Commission (“NIGC”), the gaming regulatory agencies of tribal governments, and if provided for in a tribal-state compact, the gaming regulatory agencies of state governments. IGRA is subject to interpretation by both the NIGC and courts, as well as future legislative actions.

IGRA establishes three classes of tribal gaming-Class I, Class II and Class III. Class I gaming includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is other forms of gaming, including banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering.

Class I gaming on Indian lands is within the exclusive jurisdiction of Indian tribes and is not subject to federal regulation under IGRA. Class II gaming is permitted on Indian lands if the state in which the Indian lands lie permits that gaming, for any purpose by any person, organization or entity and if certain other requirements are met. IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a “tribal-state compact”). These compacts often provide for, among other things, the manner and extent to which the state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on Native American lands.

Under the form of tribal-state compact first signed by the State of California and certain California tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class III slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes who have entered into these tribal-state compacts, and few, if any additional licenses are presently available. Some tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class III slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in the most recent cases, fees based on a percentage of slot “net win.” The Dry Creek Rancheria (River Rock Casino) and the La Jolla tribe have each entered into the 1999 form of tribal-state compact with the State and have not amended these tribal-state compacts. The River Rock Casino currently holds 1,250 Class III slot machines licenses, which together with the 350 Class III slot machines it may operate without licenses, allows it to operate up to a total of 1,600 Class III slot machines. The La Jolla Tribe intends to operate up to 349 Class III slot machines at its facility in phase one of its project. The Buena Vista Tribe has entered into an amended tribal-state compact with the State of California which will allow it to operate an unlimited number of Class III slot machines, in accordance with provisions contained in the compact.

The Route 66 Casino, through its tribal-state compact with the State of New Mexico, currently provides Class III gaming in accordance with provisions contained in the compact.

The Muscogee (Creek) Nation has entered into a tribal-state compact with the State of Oklahoma which permits it to operate an unlimited number of Class III slot machines, in accordance with provisions contained in the compact.

We have received the appropriate licenses from the tribal gaming authorities to participate in the development, financing and/or equipping of the River Rock Casino, the Route 66 Casino, the La Jolla Casino and the Muscogee (Creek) Nation Casino.  Buena Vista Development has been issued the appropriate licenses from the Buena Vista tribal gaming authority to participate in the development and financing of its casino and has received preliminary approval from the tribe of our suitability as an owner of Buena Vista Development. In California, licensing and registration requirements for tribal financing sources are governed by compacts between the tribes and the State of California. Pursuant to the compacts relating to the River Rock Casino, La Jolla Casino and Buena Vista Casino, applications have been made to the State by us (or Buena Vista Development for the Buena Vista Casino) for a determination that we are suitable for licensing as a tribal financing source. If the State of California determines that any person would be unsuitable for licensure in a tribal casino, then the tribal gaming authority must revoke any license that has been issued to that person.

Native American tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes’ jurisdiction. Therefore, persons engaged in gaming activities, including us, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding the River Rock Casino, the Route 66 Casino, the Muscogee (Creek) Nation Casino, the La Jolla Casino or the Buena Vista Casino. The possession of valid licenses from the tribes are ongoing conditions of our agreements with the tribes. The possession of a valid license from Buena Vista Rancheria of Me-Wuk Indians is an ongoing condition of Buena Vista Development's agreements with that tribe.

IGRA requires NIGC approval of management contracts for Class II and Class III gaming, as well as the review of all agreements collateral to the management contracts. The management agreement for the La Jolla casino has not yet been submitted to the NIGC. The management contract relating to the casino for the Muscogee (Creek) Nation has been submitted to the NIGC for review and approval, but it has not yet been approved.

The NIGC will not approve a management contract if anyone with a direct or indirect financial interest in, or having management responsibility for, a management contract (including the directors and the top ten shareholders of the management company) (i) is an elected member of the Indian tribal government that owns the facility purchasing or leasing the games, (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe, (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if (a) the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming,(b) the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or (c) a trustee, exercising common skill and diligence, would not approve such management contract.

A management contract can be approved only after NIGC determines that the contract provides, among other things, for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; and (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of profits if NIGC is satisfied that the capital investment required and income projections for the gaming operation require the additional term and fee.

In the past few years, the NIGC’s office of general counsel has issued a number of opinions concluding that contracts with non-managers violated IGRA’s requirements that a tribe must have the "sole proprietary interest" in its gaming operations. Generally, these opinions have been rendered where the non-manager received a percentage of the casino's revenues as compensation for the contractor’s services, and where the general counsel’s office determined that the compensation was disproportionately large in comparison to the value of the services provided or the risks assumed by the contractor. Where a contractor’s compensation is based on a percentage of a tribal casino’s revenues, tribes or the contractors commonly submit these non-management contracts to the NIGC for a determination that the contracts are not management contracts and do not grant any "proprietary interest" in the tribe's gaming operations.  The Buena Vista Tribe has submitted the Development Agreement with Buena Vista Development to the NIGC’s office of general counsel with a request for such a determination, but has not yet received a response.  The La Jolla tribe intends to likewise submit the development agreement for La Jolla to the NIGC’s office of general counsel with a request for such a determination.     We do not believe that either the Buena Vista development agreement or the La Jolla development agreement constitutes a management agreement because no management will occur under those development agreements.  In addition, we do not believe that a proprietary interest is granted in the tribes’ gaming operations by either of these development agreements.  There is no assurance, however, that the NIGC will concur in our belief.  If one of these agreements actually constitutes a management agreement, that entire agreement would be void unless the NIGC approves the agreement. If one of these agreements grants a proprietary interest in the tribe's gaming operations, the compensation terms of that agreement might be unenforceable, and in a worst case, the entire contract might be void.

Each of our development agreements with the Dry Creek Rancheria (River Rock Casino) and the Muscogee Nation were submitted to the NIGC, with a request for a determination that each development agreement was not subject to IGRA's requirements for management contracts. We received confirmations from the NIGC that the development agreements were not subject to IGRA's requirements for management contracts.

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

Other Business Activities

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 240 acres.

Sunrise Land and Mineral. We own a 50% interest in Sunrise Land and Mineral Corporation, (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. The 300 acres serves as collateral for our note receivable of $226,000 from Sunrise.

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

Restaurant Connections International, Inc. We are a founding shareholder of Restaurant Connections International, Inc. (“RCI”), and currently own approximately 30% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo. RCI is pursuing a sale or other disposition of its assets, and RCI has retained an investment banker to assist RCI in these efforts. Other global fast food restaurants have entered the Brazilian marketplace and are general competitors of RCI. McDonald’s has established a presence in Sao Paulo and in other areas of Brazil. This restaurant company has significantly greater financial and other resources that could adversely affect RCI’s operations.

Employees

As of March 31, 2005, we employed 25 people.

Risk Related to Our Business

An investment in our common stock involves a high degree of risk. You should consider the risks described below and the other information contained in this annual report carefully before deciding to invest in the Company.

We face significant competition from other gaming operations that could have a material adverse effect on our future operations.

There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. We, and the Native American operations which we are involved in, compete with numerous casinos of varying quality and size in market areas where our properties are located. The gaming business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities in the immediate and surrounding market areas. If our competitors operate more successfully, if competitors' properties are enhanced or expanded, or if additional casinos are established in and around locations in which we conduct business, we may lose market share. The expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

We are subject to extensive governmental gaming regulation that could adversely affect us.

The gaming industry is highly regulated and we must maintain our licenses in order to continue our operations. Each of our gaming operations is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Certain jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports concerning the gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Regulatory authorities have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations.

Our business is subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our results of operations and financial condition.

We cannot ensure that we will be able to comply with or conduct business in accordance with applicable regulations.

Indebtedness could adversely affect our financial health.

IC-BH's Senior Secured Credit Facility provides for a $40.0 million revolving credit facility and a $165.0 million term loan (see Note 3 to our Financial Statements). The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the operations of IC-BH’s Colorado casinos has been sufficient to pay its maturing debt obligations.

On June 29, 2004, we entered into a $40.0 million revolving credit facility which allows us to borrow up to $40.0 million (less any other indebtedness owed by us to such lender) at any time prior to June 30, 2008, which is the maturity date for the credit facility. At June 1, 2005, we had $33.6 million in outstanding indebtedness and operating lease guarantees of approximately $128,000 for the River Rock Casino. We also have guaranteed debt of approximately $100,000 for an affiliated company that may mature during the next two fiscal years. We have agreed, under certain circumstances if financing would not otherwise be available, to provide a guarantee of up to $25.0 million of third party financing for the La Jolla casino project.

To date, cash distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. However, on April 25, 2005 we executed a three year $5.9 million promissory note with IC-BH in connection with the purchase of 100% of the Colorado Grande Casino and our future quarterly tax distributions from IC-BH will now go towards the repayment of the interest and principal due on this $5.9 million note until it is repaid. We will be relying solely on distributions from DCC and affiliate loan repayments to satisfy our current debt obligations and working capital needs. We will need to borrow funds under the revolving credit facility if we have insufficient cash flow to satisfy our obligations and working capital needs.

There are significant risks in the development and management of commercial and Native American Casinos that could adversely affect our financial results.

The development and management of casinos require the satisfaction of various conditions, many of which are beyond our control. The failure to satisfy any of such conditions may significantly delay the completion of a project or prevent a project's completion altogether.

The opening of each of the proposed Native American facilities will be contingent upon, among other things, the receipt of all regulatory licenses, permits, approvals and authorizations, the completion of construction, hiring and training of sufficient personnel. The scope of the approvals to construct and open these casinos is extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such casinos.

No assurance can be given that development activities will begin or will be competed, or that the budget for these projects will not be exceeded.

In addition, the regulatory approvals necessary for the construction and operation of casinos are often challenged in litigation brought by government entities, citizens groups and other organizations and individuals. Such litigation can significantly delay the construction and opening of casinos.

Major construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, and unanticipated cost increases. Delays or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening of any of these planned casino developments. In addition, once developed, no assurances can be given that we will be able to manage these casinos on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable.

With each project, we are subject to the risk that our investment may be lost if the project cannot obtain adequate financing to complete development and open the casino successfully. In some cases, we may be forced to provide more financing than originally planned in order to complete development, increasing the risk to us.

The terms of our current management contracts provide that such contracts may be terminated under certain circumstances, including without limitation, upon the failure to obtain NIGC approval for the project and the loss of requisite gaming licenses. Any management contract terminations could have a material adverse effect on our results of operations and financial conditions if new business opportunities or new management contracts are not realized.

We make limited recourse loans in connection with exploring gaming or other development opportunities some of which may not be repaid.

From time to time, in our ordinary course of business, we make loans to tribes or other third parties for the purpose of exploring gaming or development opportunities that become available to us. Proceeds of such loans are typically used for due diligence investigations of such opportunities or to provide assistance to tribes or other third parties in evaluating their abilities to pursue such opportunities. If we determine to pursue such opportunities, then we may make additional loans for the construction, development, equipment and operations of the projects.

Our primary recourse for collection of this indebtedness from a tribe or other third party is typically limited to revenues, if any, from the project operations. In addition, in the case of contracts with tribes, money damages for breach or wrongful termination of a contract is typically limited to revenues, if any, from gaming operations. If any of the development projects are not ultimately pursued or available to us, then any loans to tribes or third parties made for the purpose of exploring those opportunities are likely not to be repaid.

If our key personnel leave us, our business will be adversely affected.

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

Available Information

We make available on our website (www.nevadagold.com) under “Investor Relations - SEC Filings”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

Item 2.	Description of Properties

Isle of Capri Black Hawk Casino. IC-BH (of which we own 43%) owns approximately 10.1 acres of land in Black Hawk, Colorado for use in connection with the Isle of Capri-Black Hawk casino. This land is pledged as collateral for the IC-BH $205.0 million Senior Secured Credit Facility.

Colorado Central Station Casino-Black Hawk. IC-BH owns and leases approximately 7.1 acres of land in Black Hawk, Colorado, for use in connection with the Colorado Central Station casino. IC-BH leases additional parcels of land adjoining the Colorado Central Station casino for parking. This lease is for an initial term of ten years with options to renew for nine additional terms of ten years each with the final option period concluding June 1, 2094. Annual rent is $480,000 and renewals are subject to 20% rent increases over the rate of the previous term. IC-BH also entered into a lease for additional parking. This lease is for an initial term of nine years with options to renew for eighteen additional terms of five years each with the final option period concluding June 1, 2094. Annual rent is currently $1.7 million and is indexed to correspond to any rise or fall in the cost of living at one-year intervals beginning June 1, 1996, not to exceed 3% difference from the previous year’s rate. These interests are pledged against the IC-BH $205 million Senior Secured Credit Facility.

Colorado Grande Casino-Cripple Creek. We lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. IC-BH leases this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with a option to renew for fifteen years with the final option period concluding January 31, 2021. We own an additional parcel of land adjacent to the Colorado Grande, which is used for parking.

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado. The property is located in an EPA National Priorities list area.

Sunrise Land and Mineral. We own a 50% interest in Sunrise Land and Mineral Corporation, (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. The 300 acres serves as collateral for our note receivable of $226,000 from Sunrise.

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

Office Lease. We currently lease approximately 5,880 square feet of office space in Houston, Texas. The total monthly rental for office space is currently $9,600. We are expanding our existing facilities and upon completion (estimated to be June, 2005), our space will increase to 11,900 square feet and the monthly rental to $17,300. We have expanded our existing facilities to accommodate the growth in our business.

Item 3.	Legal Proceedings

We and our subsidiaries are, from time to time, defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting us and our subsidiaries.

Route 66 Casinos. On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos. Route 66 Casinos was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group’s agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Route 66 Casinos Operating Agreement, governed the relationship of the parties relating to the Route 66 Casinos gaming operation. Pursuant to this agreement, we are to receive 51% of the net revenue received by Route 66 Casinos from the gaming operation. This agreement, which was signed by both us and The Gillmann Group, contains an arbitration clause. We also loaned The Gillmann Group the amount of $250,000, which has been repaid to us.

In addition to the operating agreement, the parties also entered into a right of first refusal agreement, whereby The Gillmann Group agreed to offer us the right to partner on future gaming projects. We believe that The Gillmann Group and Mr. Gillmann have breached each of these agreements.

We initiated arbitration proceedings pursuant to the Route 66 Casinos Operating Agreement; however, The Gillmann Group and Mr. Gillmann refused to participate on the ground that they believe the operating agreement is invalid. We then filed a lawsuit in state district court on October 3, 2002, in Harris County, Texas (Nevada Gold & Casinos, Inc. v. American Heritage, Inc., et al. (No. 2002-51378)), initially seeking to recover payment pursuant to the promissory note. We have since amended our claims to include breach of contract, breach of fiduciary duty, fraud and other claims related to The Gillmann Group’s repudiation of the Route 66 Casinos Operating Agreement and right of first refusal agreement.

The Gillmann Group then filed a lawsuit in state district court on October 4, 2002, in Clark County, Nevada (American Heritage, Inc., et al. v. Nevada Gold & Casinos, Inc., et al. (No. A457315)). In its lawsuit, The Gillmann Group seeks judicial dissolution of Route 66 Casinos and seeks a declaratory judgment that the operating agreement is void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court, and the related lawsuit in Texas was stayed pending the outcome of the Nevada appeal.  On April 28, 2005 the Nevada Supreme Court ruled that the dispute was not subject to arbitration.  In response, the Texas court lifted the stay of proceedings and scheduled the case for trial in September 2005.

Rinaldo Corporation. On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against the Company in the Superior Court of the State of California (No. S-1500-CV 253969 AEW).   According to the Complaint, Rinaldo Corporation (“Rinaldo”) and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation.  In the Complaint, Rinaldo claims that the Company and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe.  Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks up to $50 million in damages and unspecified punitive damages.  Rinaldo also seeks a preliminary and permanent injunction barring the Company and the other defendants from engaging in further acts of alleged interference.  On October 29, 2004, Rinaldo filed its First Amended Complaint.  The Company demurred to Rinaldo’s First Amended Complaint, and, at a hearing on January 5, 2005, the Court orally sustained Nevada Gold’s demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others.  After Rinaldo amended, Nevada Gold answered, generally denying Rinaldo's allegations.  Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity.  On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend.  In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, the sufficiency of which has not yet been tested by demurrer.  Trial in this case is currently scheduled for December 2005.  We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2005.

Part II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the American Stock Exchange under the symbol UWN. The following table sets forth the high and low sales prices per share of the common stock for the last two fiscal years.

	Fiscal Years Ended
	March 31, 2005		March 31, 2004
	High	Low	High	Low

First Quarter	$21.45	$12.10	$8.88	$6.08
Second Quarter	13.85	9.55	11.45	8.15
Third Quarter	12.85	10.05	13.09	9.75
Fourth Quarter	15.24	11.71	19.20	10.36

Holders of Common Stock

As of May 27, 2005, we had approximately 1,780 shareholders of record.

Dividends

We have not paid any dividends during the last two fiscal years and the current policy of our board of directors is to retain earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of March 31, 2005, including the 1999 Stock Option Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders (such grants, the “Non-Plan Grants”).

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)

Equity Compensation Plans Approved by Security Holders	1,138,200	$8.58	685,549
Equity Compensation Plans Not Approved by Security Holders	10,000 (1)	$3.25	-0-
Total	1,148,200	$8.53	685,549

(1) In September 2000, in exchange for consulting services, we issued warrants to purchase 10,000 shares at an exercise price of $3.25 per share, expiring in March 2006.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2005, we did not sell or issue any equity securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities in the fourth quarter of fiscal year 2005.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below as of and for our fiscal years ended March 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our consolidated financial statements which, except for the fiscal years ended March 31, 2002 and March 31, 2001, are contained elsewhere in this Annual Report. The selected consolidated financial data set forth below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes thereto and other financial and statistical information included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
	2005		2004		2003		2002	2001

Statement of Operations Data:
Total revenues	$7,411,582		$8,544,432		$3,584,880		$889,433	$472,366
Total expenses	7,381,477		7,888,275		5,446,337		3,513,614	2,342,845
Minority interests	(837,849)		(561,697)		(53,323)		(36,051)	—
Earnings from unconsolidated affiliates	7,648,802		11,243,466		9,538,081		7,676,420	6,454,133
Loss on early extinguishment of debt	—		—		—		(2,910,570)(e )	—
Net income before income tax (expense) benefit	6,841,058		11,337,926		7,623,301		2,105,618	4,583,654
Income tax (expense) benefit	(2,682,794)		(3,813,870)		(2,298,373)		(515,510)	784,655
Net income	$4,158,264		$7,524,056		$5,324,928		$1,590,108	$5,368,309
Per Share Data (f):
Net income	$4,158,264		$7,524,056		$5,324,928		$1,590,108	$5,368,309
Preferred stock dividends accumulated	—		—		—		—	(41,866)
Net income applicable to common shareholders	$4,158,264		$7,524,056		$5,324,928		$1,590,108	$5,326,443
Net income per common share - basic	$0.33		$0.65		$0.49		$0.15	$0.51
Net income per common share - diluted	$0.29		$0.51		$0.37		$0.13	$0.42

Balance Sheet Data:
Total assets	$45,330,514	(a)	$45,951,057	(b)	$57,807,445	(c)	$26,286,490	$18,642,226
Total debt	12,950,272	(a)	11,029,266	(b)	36,139,348	(d)	12,926,547	7,016,865
Stockholders’ equity (f)	30,851,193		30,799,320		18,707,588		12,666,567	9,502,869

(a)	In the fourth quarter of fiscal year 2005, we received repayment of our $10.0 million note receivable from River Rock Casino and utilized proceeds to pay down our indebtedness.

(b)	We utilized the proceeds from the River Rock Casino loan repayment to pay down $23.6 million in indebtedness.

(c)	Includes notes receivable of approximately $28.0 million from Dry Creek Rancheria related to the River Rock Casino Project.

(d)	Includes approximately $23.0 million of indebtedness drawn on our credit facility to fund the River Rock Casino project.

(e)	We incurred a $2.9 million loss on early extinguishment of debt related to the refinancing of IC-BH's $75.0 million loan.

(f)	No cash dividends on common stock have been declared for the periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in Item 8 herein. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our consolidated financial position or results of our operations.

Critical Accounting Policies

Our critical accounting policies are those accounting policies that involve the use of complicated processes, assumptions, estimates and/or judgments in the preparation of our consolidated financial statements. An accounting estimate is an approximation made by management of a financial statement element, item or account in the consolidated financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our consolidated financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in Item 8 of this report. We have discussed the development and selection of our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors and have identified the following critical accounting policies for the current year.

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. See the Executive Overview below or Note 3 to our Consolidated Financial Statements for our equity method investments. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Equity Method of Accounting

Our investments in IC-BH, RCI, Route 66 Casinos and Sunrise are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee’s Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year) and one month in advance for IC-BH (which has a fiscal year ending on the last Sunday in April). Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

We utilize the equity method of accounting for our interest of 51% in Route 66 Casinos because the operating activities of the joint venture are currently controlled by the minority venturer. As disclosed in Note 13 to our Consolidated Financial Statements, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading “Use of Estimates”.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Actual results can, and often do, differ from those estimates.

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting (See “Equity Method of Accounting”) because we do not receive current revenue and expense information from the venture as a consequence of ongoing litigation (See Note 13 to our Consolidated Financial Statements). The estimated revenues are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results may materially and adversely vary from our estimates.

Capitalized Development Costs

We capitalize certain third party legal, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of contracts for development projects. Development costs are recorded on the cost basis and are amortized over the estimated economic term of the contract. We review each project on a quarterly basis to assess whether any changes to our estimates are appropriate. If accumulated costs of a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to earnings.

We amortize capitalized development costs of DCC, over the five-year term of the credit enhancement fee contract. Each quarter, we recognize as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated credit enhancement fees to be received over the five-year term of the contract. We believe this method is appropriate because it matches income and expenses over the term of the contract. We also review estimated credit enhancement fees to be received over the remaining term of the contract on a quarterly basis to assess whether any changes to our estimates are appropriate. As of June 14, 2005, we have not found it necessary to change the estimated amount of credit enhancement fees over the remaining term of the contract.

Asset and Investment Impairments

We apply the provisions of Statement of Financials Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and Accounting Principles Board Opinion (“APB”) No. 18, "The Equity Method of Accounting for Investments in Common Stock," to account for asset and investment impairments. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method. We make advances to Indian tribes and other third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with Indian tribes and other third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. See Note 4 to our Consolidated Financial Statements.

We review on a quarterly basis each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is still economically feasible, we will continue recording the note receivable as an asset. If our analysis indicates that the project is no longer economically feasible, then the note receivable would be written down to its estimated fair value.

Revenue Recognition

We record revenues from credit enhancement fees, interest on notes receivable and royalties on the accrual basis as earned. The dates on which payments are collected may vary dependent upon the term of the contracts or note receivable agreements. For certain notes receivable related to Indian gaming projects, interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the gaming facility to cover the interest to be earned under the respective notes. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters and provide for an exposure if the potential loss is justified to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of March 31, 2005, we did not record any accrued litigation liability.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing, developing and managing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California, Oklahoma and New Mexico. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. Currently, IC-BH is completing a $94.0 million capital expansion for IC-BH’s Colorado properties adding approximately 350 slot machines, 160 hotel rooms, and a new restaurant which should increase our future earnings from IC-BH. In fiscal year 2004, DCC began receiving a credit enhancement fee from the River Rock Casino. We own 69% of and consolidate DCC. River Rock Casino completed the construction of a parking garage in December 2004 which increased their parking capacity from approximately 500 spaces to 1,735 spaces which will accommodate up to approximately 2,100 customer vehicles when operated by a valet service company during peak demand periods. We believe River Rock Casino’s revenues will increase with these additional parking spaces which will in turn increase our credit enhancement fees. Accordingly, we believe that credit enhancement fees will become a larger contributor to our future revenues and earnings. We expect to receive credit enhancement fees through May 2008. On April 25, 2005 we acquired the Colorado Grande Casino from IC-BH and anticipate the casino will also add to our future revenues and earnings. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs can be expected to increase. Our revenues were $7.4 million, $8.5 million and $3.6 million for fiscal years 2005, 2004 and 2003, respectively.

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting under APB No. 18. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development (Sunrise) and one equity investee (RCI) engaged in the operation of a restaurant franchise. As of March 31, 2005, the amount of consolidated retained earnings which represents undistributed earnings from our unconsolidated affiliates is $19,077,386. Our net ownership interest, investments in and earnings (losses) from our unconsolidated affiliates are as follows (see Note 3 to our Consolidated Financial Statements):

	Net Ownership Interest		Investment		Earnings (Loss)
Unconsolidated Affiliates:	2005	2004	2005	2004	2005	2004	2003
	(Percent)
Isle of Capri - Black Hawk L.L.C.	43.0	43.0	$17,681,299	$15,708,324	$5,888,031	$10,175,236	$9,450,807
Route 66 Casinos, L.L.C. (1)	51.0	51.0	3,645,423	1,852,827	1,811,914	1,068,230	87,274
Sunrise Land and Mineral Corporation	50.0	50.0	320,607	371,750	(51,143)	--	--
Restaurant Connections International, Inc.	30.0	30.0	--	--	--	--	--
Total investments in unconsolidated affiliates			$21,647,329	$17,932,901

Total earnings from unconsolidated affiliates					$7,648,802	$11,243,466	$9,538,081

(1)
We have estimated our share of operational activities of Route 66 Casinos because we do not receive current revenue and expense information from the venture as a consequence of ongoing litigation (See Note 13 to the Consolidated Financial Statements).

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows (see Note 3 to the Consolidated Financial Statements):

	Net Ownership
	Interest		Capitalized Development Costs
Development Projects:	2005	2004	2005	2004
	(Percent)

Dry Creek Casino, L.L.C.	69.0	69.0	$1,156,318	$1,264,164
Gold Mountain Development, L.L.C.	100.0	100.0	3,357,795	3,342,206
Goldfield Resources, Inc.	100.0	100.0	480,812	480,812
Nevada Gold (Tulsa), Inc.	100.0	100.0	1,326,536	744,617
Other			480,176	84,312
Total capitalized development costs			$6,801,637	$5,916,111

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for each of the years in the three year period ended March 31, 2005:

	Year Ended March 31,
	2005	2004	2003
Revenues:
Credit enhancement fees	$5,660,909	$3,643,037	$--
Interest income	1,683,063	4,803,981	2,892,638
Royalty income	67,610	62,439	50,000
Gain on land sale	--	--	589,916
Miscellaneous income	--	34,975	52,326
Total	7,411,582	8,544,432	3,584,880
Expenses:
General and administrative	1,258,122	822,444	503,845
Interest expense	1,722,979	3,095,077	2,436,117
Salaries and wages	2,105,425	1,078,008	920,175
Legal and professional fees	1,646,962	1,480,227	682,391
Amortization of deferred loan issuance costs	327,544	1,031,786	554,375
Write-off of capitalized development costs	180,850	245,356	238,437
Other	139,595	135,377	110,997
Total	7,381,477	7,888,275	5,446,337
Operating income (loss)	30,105	656,157	(1,861,457)
Minority interest	(837,849)	(561,697)	(53,323)
Earnings from unconsolidated affiliates	7,648,802	11,243,466	9,538,081
Income before income tax expense	6,841,058	11,337,926	7,623,301
Income tax expense	(2,682,794)	(3,813,870)	(2,298,373)
Net income	$4,158,264	$7,524,056	$5,324,928

Per share Information:
Net income per common share - basic net income	$0.33	$0.65	$0.49
Net income per common share - diluted net income	$0.29	$0.51	$0.37
Basic weighted average number of shares outstanding	12,788,269	11,534,889	10,969,287
Diluted weighted average number of shares outstanding	14,672,777	15,425,427	15,555,956

COMPARISON OF THE FISCAL YEARS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Revenues. Revenues decreased 13%, or $1.1 million, for fiscal year 2005 compared to fiscal year 2004. In fiscal year 2005, credit enhancement fees increased 55%, or $2.0 million, compared to fiscal year 2004 as a result of River Rock Casino’s higher revenues and improved operating margins during fiscal year 2005. Interest income decreased 65%, or $3.1 million, for fiscal year 2005 compared to fiscal year 2004. The decrease is primarily attributable to River Rock Casino’s payment of a $22.6 million note receivable to us in November 2003 which significantly reduced the weighted average outstanding balance of our notes receivable during fiscal year 2005 compared to fiscal year 2004.

Total expenses. Total expenses decreased 6%, or $507,000, for fiscal year 2005 compared to fiscal year 2004. Salary expenses increased 95%, or $1.0 million, and general and administrative expenses increased 53%, or $436,000. Both increases are primarily due to increased investment in corporate infrastructure to handle projected growth, including the addition of new personnel and the costs associated with those additional employees. We also incurred increased compliance costs related to requirements of the Sarbanes - Oxley Act of 2002. Interest expense in fiscal year 2005 decreased 44%, or $1.4 million, and amortization of deferred loan issue costs decreased $704,000, both attributable to our repayment of $23 million of our debt in fiscal year 2004. We wrote-off $181,000 of capitalized development costs that were incurred for a gaming project we evaluated for acquisition that was subsequently taken off the market. We also wrote-off a note receivable of $120,000 for a gaming project, based upon our decision to no longer pursue the project.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates decreased 32%, or $3.6 million, for fiscal year 2005 compared to fiscal year 2004. Earnings of IC-BH decreased 42% to $5.9 million due to a decrease in revenue caused by construction disruption at its Black Hawk properties. IC-BH’s $94.0 million expansion project at its Black Hawk properties resulted in traffic disruption and the closing of the front entrance of the casinos. The first phase of the expansion was completed by the end of fiscal year 2005, thereby ending the major construction. Earnings from IC-BH also decreased by $1.7 million related to an impairment charge resulting from our purchase of the Colorado Grande Casino from IC-BH for a purchase price of $6.5 million, which was less than the book value of the casino. Earnings from Route 66 Casinos increased 70%, or $743,000, as a result of a full year of operations of the permanent casino which opened in September 2003 with 1,250 slot machines. Prior to the opening of the permanent facility, there was a temporary casino with only 100 leased slot machines and another facility with 45 leased slot machines.

Net income. Net income decreased 45%, or $3.4 million, to $4.2 million for fiscal year 2005 compared to fiscal year 2004. The decrease is primarily related to decreased revenue from interest income and decreased earnings from IC-BH, and the increase in salaries and general and administrative expenses. The effective tax rate for the fiscal years 2005 and 2004 was 39% and 34%, respectively.

COMPARISON OF THE FISCAL YEARS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Revenues. Revenues increased 138%, or $5.0 million, for fiscal year 2004, compared to fiscal year 2003. In June 2003, DCC began earning credit enhancement fees from River Rock Casino and credit enhancement fees of $3.6 million were earned in fiscal year 2004. Interest income increased 66%, or $1.9 million, because of the increase in the amount of notes receivable from the River Rock Casino project over the prior fiscal year and the recognition of $1.3 million of an unamortized finance fee related to River Rock Casino’s early prepayment of principal in the amount of $22.6 million during fiscal year 2004.

Total expenses. Total expenses increased 45%, or $2.4 million, for fiscal year 2004 compared to fiscal year 2003. Salaries increased 17%, or $158,000, general and administrative expenses increased 63%, or $319,000. Both increases are primarily due to increased investment in corporate infrastructure to handle projected growth, including the addition of new personnel and the costs associated with those additional employees. Interest expense increased 27%, or $659,000, because of a higher weighted average debt balance. Our overall debt was significantly reduced in November 2003 due to our early repayment of our $23.0 million credit facility. Legal and professional fees increased 117%, or $798,000. The increase is mainly due to increased legal fees related to the Route 66 Casinos dispute discussed in Part I, Item 3. Amortization of deferred loan issuance cost increased $477,000, to $1.0 million. The increase is primarily attributable to the recognition of $770,000 of deferred loan issuance cost related to our early repayment of our $23.0 million credit facility in November 2003, offset by $270,000 of amortization reversal during fiscal year 2004 attributable to the forfeiture of certain warrants. We wrote off $245,000 of capitalized development costs in fiscal year 2004 due to our decision to no longer pursue development of certain gaming projects.

Earnings from unconsolidated affiliates. Earnings from IC-BH increased 8%, or $724,000, due to an increase in gaming revenues related to the acquisition of the Colorado Central Station Casino and the Colorado Grande Casino in April 2003. Earnings from Route 66 Casinos increased 1,124% to $1,068,000. The Route 66 permanent casino opened in September 2003 with 1,250 slot machines. Prior to the opening of the permanent facility, there was a temporary casino with only 100 leased slot machines and another facility with 45 leased slot machines.

Net income. Net income increased 41%, or $2.2 million, for fiscal year 2004 compared to fiscal year 2003. This increase is primarily the result of increased earnings from IC-BH, increased interest income, and the commencement of credit enhancement fees from River Rock Casino. The effective tax rates for fiscal years 2004 and 2003 were 34% and 30%, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for each of the years in the three year period ended March 31, 2005:

	2005	2004	2003
Cash provided by (used in):
Operating activities	$6,862,022	$2,318,707	$2,249,544
Investing activities	3,447,692	20,778,535	(21,659,411)
Financing activities	(9,992,150)	(23,536,757)	22,356,100

Operating activities. Net cash provided by operating activities during fiscal year 2005 increased $4.5 million compared to fiscal year 2004 mainly due to higher credit enhancement fees from River Rock and an income tax refund. During fiscal year 2005, we received $5.3 million of credit enhancement fees from River Rock Casino, a $2.4 million income tax refund and $4.3 million in tax distributions from IC-BH. All of our future tax distributions from IC-BH will go towards the repayment of the $5.9 million note payable to IC-BH related to the purchase of the Colorado Grande Casino until it is repaid which we anticipate will occur in fiscal year 2007. In fiscal year 2005 we also had non-cash write-offs of a $120,000 note receivable and $181,000 of capitalized development costs related to projects which we are no longer pursuing, because they are no longer economically feasible.

Investing activities. Net cash provided by investing activities during the fiscal year end March 31, 2005 decreased by $17.3 million compared to fiscal year 2004. $16.0 million of the decrease was due to the decreased balance of our notes receivable. River Rock Casino had repaid $23.0 million in notes payable to us in fiscal year 2004 and $10.0 million in 2005. In addition to notes receivable collected from River Rock we collected $1.2 million in notes receivable from affiliates. Also, we made $6.1 million of advances on notes receivable in connection with development projects and spent $1.4 million in capitalized development costs.

Financing activities. Net cash used in financing activities during fiscal year 2005 decreased by $13.5 million from fiscal year 2004, mainly due to our repayment of $4.8 million on our debt in fiscal year 2005 compared to $23.6 million in debt repayments in fiscal year 2005. During fiscal year 2005, we repurchased 604,900 shares of our common stock in the open market, at a total purchase price of $6.6 million, and we received $2.6 million from the exercise of stock options and warrants.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

•	capital requirements related to existing and future development projects and acquisitions;

•	debt service requirements; and

•	working capital requirements.

At March 31, 2005, outstanding indebtedness under our credit facilities totaled $13.0 million. In addition, we have lease guarantees of approximately $213,115 relating to the River Rock Casino project and we have guaranteed debt of approximately $100,000 of an affiliated company. To date, tax distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. However, on April 25, 2005 we executed a three year $5.9 million promissory note payable to IC-BH in connection with the purchase of the Colorado Grande Casino, and we will apply our future quarterly tax distributions from IC-BH to the repayment of interest and principal due on this note until it is repaid. Until this note is repaid, which we expect will occur in fiscal year 2007, we will be relying solely on credit enhancement fees from the River Rock Casino and affiliate loan repayments to satisfy our current debt obligations and working capital needs. We will need to borrow funds under the revolving credit facility if we have insufficient cash flow to satisfy our obligations and working capital needs (see Indebtedness below).

On March 31, 2005, we had cash and cash equivalents of $3.8 million.

We currently expect funds generated from our operating activities, together with existing cash and cash equivalents, and availability of borrowings under our credit facility, will be adequate to fund our ongoing operating and debt service requirements.

Indebtedness

In June 2004, we amended the financing documents relating to our existing $13.0 million credit facility (“Convertible Note”) maturing December 31, 2005. The interest rate on the Convertible Note was amended from 11.0% to 7.5% per annum. Also in June 2004, we entered into a $40.0 million revolving credit facility ("Credit Facility") with the same lender. Principal advances under the Credit Facility bear interest at 8.5% per annum and the Credit Facility has a maturity date of June 30, 2008. During fiscal year 2005, we paid down the amount of indebtedness outstanding under the Convertible Note to approximately $3.3 million by utilizing proceeds received from draws of approximately $7.9 million under the Credit Facility.  The reduction of the Convertible Note to $3.3 million had the effect of reducing the shares into which the principal amount of debt is convertible from 1,739,166 shares to 1,105,833 shares.  In May 2005, the holder of our $3.3 million convertible note converted $1.8 million of principal into 600,000 shares of our common stock at a conversion price of $3.00 per share.

The Credit Facility allows us to draw up to $40.0 million (less outstanding indebtedness under the Convertible Note) at any time prior to June 30, 2008, which is the maturity date for the Credit Facility. The Convertible Note and Credit Facility are secured by our interest in IC-BH. As of March 31, 2005, we had approximately $9.7 million in outstanding debt under the Credit Facility, with approximately $30.3 million in availability. At June 1, 2005, we had approximately $33.6 million in outstanding indebtedness, with approximately $15.6 million in availability under the Credit Facility.

We acquired the Colorado Grande Casino (through the purchase of 100% of the stock of Colorado Grande Enterprises, Inc. from IC-BH) on April 25, 2005 for the purchase price of $6.5 million - $600,000 was paid in cash and a promissory note was issued to IC-BH for the remaining $5.9 million. Simple interest will accrue on the outstanding principal on the note at a rate equal to IC-BH's cost of funds plus one percent (1%) per annum. IC-BH's cost of funds is variable, with the rate dependent on the rate under IC-BH's credit facility, which is currently LIBOR plus 350 basis points. The note will mature on April 25, 2008. Our future quarterly tax distributions from IC-BH will be applied to the repayment of the interest and principal due on our $5.9 million note until it is repaid. The note is secured by 100% of the stock in Colorado Grande Enterprises, Inc.

During fiscal year 2005, we resolved a dispute with a financial advisor who facilitated the procurement of the Convertible Note by allowing his cashless exercise of a warrant for 1,041,533 shares of our common stock with an exercise price of $3.00 per share. The implied cash value of the exercise of all of the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share, leaving a net issuance of 801,907 shares of common stock. We repurchased 501,917 of these shares at $13.04 per share, which was the quoted closing market price on the date of the transaction. We paid the purchase price by issuing a $6.5 million note, with interest at the rate of 7.5% per annum. Principal payments of $3.25 million are due on each of April 1, 2005 and April 1, 2006. The 501,917 shares of common stock repurchased were subsequently retired by us since there was no immediate plan to reissue these shares in the near term. The repurchase of the shares of common stock was at fair market value on the measurement date, which was June 10, 2004; thus no expense was recorded. In the fourth quarter of fiscal year 2005, we prepaid the $3.25 million principal payment which was originally due on April 1, 2005.

Off-Balance Sheet Arrangements

As of March 31, 2005, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, including a guarantee of $100,000 of indebtedness of a related party, Service Interactive, Inc. (“SI”), and a guarantee of operating lease payments for River Rock Casino in the amount of $213,000 ($128,000 at June 1, 2005).

In the event of nonperformance by SI and River Rock Casino under the terms of the obligations, our maximum potential future payment under these guarantees will be equal to the carrying amount of the liabilities. As of March 31, 2005, our maximum potential future payment under these guarantees was $313,000 ($228,000 as of June 1, 2005).

Contractual Obligations

The following table sets forth estimates of our contractual obligations as of March 31, 2005 to make future payments in fiscal year 2006 through fiscal year 2010 and thereafter:

Estimated Contractual Obligations:	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt, including fixed-rate interest (1)	$13,005,670	$3,317,499	$3,272,500	$--	$6,415,671	$--	$--
Estimated interest payments (2)	2,204,376	977,379	545,332	545,332	136,333	--	--
Operating lease commitments (3)	1,473,109	184,312	211,837	213,318	217,762	223,688	422,192
Other Commitments(3)	$4,024,845	$3,044,845	$780,000	$200,000	$--	$--	$--
Total	$20,708,000	$7,524,035	$4,809,669	$958,650	$6,769,766	$223,688	$422,192

(1)	See Note 5 to our Consolidated Financial Statements in this Annual Report.

(2)
Estimated interest payments are based on the outstanding balance of our debt as of March 31, 2005, which is $13.0 million. Additional borrowings have been made subsequent to March 31, 2005 and the outstanding balance of our debt as of June 1, 2005 is $33.6 million.

(3)	See Note 12 to our Consolidated Financial Statement in this Annual Report.

Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, "Share-Based Payment". This standard requires that companies measure and record the fair value of their stock based compensation awards at fair value on the date they are granted to employees. This fair value is determined based on a variety of assumptions, including volatility rates, forfeiture rates and the option pricing model used (e.g. binomial or Black Scholes). These assumptions could significantly differ from those we currently utilize in determining the pro forma compensation expense included in our disclosures required under SFAS No. 123. This standard will also impact the manner in which we recognize the income tax impacts of our stock compensation programs in our financial statements. This standard is effective for the first interim period of fiscal years beginning after June 15, 2005 (the Company's fiscal year beginning May 1, 2006), at which time companies can select whether they will apply the standard retroactively by restating their historical financial statements or prospectively for new stock-based compensation arrangements and the unvested portion of existing arrangements. We are currently evaluating its impact on our consolidated financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity price and equity prices. Our primary exposure to market risk is credit risk concentrations. We do not believe we are subject to material interest risk or foreign currency risk.

Our credit facilities are fixed interest rate instruments and an interest rate change would not have any impact on our operations.

Item 8.	Financial Statements and Supplementary Data

The information required under Item 310(a) of Regulation S-K is included in this report as set forth in the “Index to Consolidated Financial Statements.” See F-1 for Index to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are located below. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, March 31, 2005, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of our most recent fiscal year, March 31, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Pannell Kerr Forster of Texas, P.C., an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nevada Gold & Casinos, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nevada Gold & Casinos, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparing of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2005 and March 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005, of the Company and our report dated June 14, 2005 expressed an unqualified opinion of those financial matters.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
June 14, 2005

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of Registrant

We have adopted a Code of Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on our website at http://www.nevadagold.com, under Investor Relations - Investor Info. Changes to and waivers granted with respect to this Code of Ethics related to officers identified above, and other executive officers and directors of the Company that it is required to be disclosed pursuant to applicable rules and regulations of the Securities and Exchange Commission will also be posted on the our website and a Current Report on Form 8-K will be filed within 4 business days of the change or waiver.

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Party Transactions

The information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

Included in Part II of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2005 and 2004
Consolidated Statements of Operations for the fiscal years ended March 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Consolidated Financial Statements of Isle of Capri Black Hawk, L.L.C.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 24, 2005 and April 25, 2004
Consolidated Statements of Income for the fiscal years ended April 24, 2005, April 25, 2004 and April 27, 2003
Consolidated Statements of Members' Equity for the fiscal years ended April 24, 2005, April 25, 2004 and April 27, 2003
Consolidated Statements of Cash Flows for the fiscal years ended April 24, 2005, April 25, 2004 and April 27, 2003
Notes to Consolidated Financial Statements

        (a) 2. Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a) 3. Exhibits.

EXHIBIT
NUMBER	DESCRIPTION
2.1
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C.(filed previously as Exhibit 2.1 of to the Company’s Form 8-K, filed April 29, 2005)

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s From 10-QSB filed August 14, 2002)
3.3	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.
3.4	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)
4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)
4.5	Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company’s Form S-8, file no. 333-100517)
10.1	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)
10.2
First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K filed July 14, 2004)

10.3	License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)
10.4	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s form 10-QSB, filed February 14, 2002)
10.5	Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to Form S-8 filed October 11, 2002)
10.6
Credit Facility dated June 28, 2004 by and between Nevada Gold & Casinos, Inc. and the Lender (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.) (filed previously as Exhibit 10.6 to the company’s form 10-Q, filed February 10, 2005)

10.7
Amended and Restated Security Agreement dated June 28, 2004 by and among Nevada Gold & Casinos, Inc., Blackhawk Gold, Ltd. and the Lender (portions of this exhibit have been omitted pursuant to a request for confidential treatment and file separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24-b-2 under the Exchange Act.) (filed previously as Exhibit 10.7 to the company’s form 10-Q, filed February 10, 2005)

10.8
Amended and Restated Secured Promissory Note dated June 28, 2004 by and among Nevada Gold & Casinos, Inc. and the Lender (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.) (filed previously as Exhibit 10.8 to the company’s form 10-Q, filed February 10, 2005)

10.9	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C
10.10	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.
10.11	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C.
14	Code of Ethics (filed previously as Exhibit 14 to Form 10-K filed July 14, 2004)
21	List of Subsidiaries (filed previously as Exhibit 21 to Form 10-K filed July 14, 2004)
23.1	Consent of Pannell Kerr Forster of Texas, P.C.
23.2	Consent of Ernst & Young LLP
31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

1

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Refer to 15(a) (3) above

(c)	None.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By:	/s/ H. Thomas Winn
H. Thomas Winn, Chairman of the Board,
President, and Chief Executive Officer

Date: June 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ H. THOMAS WINN H. Thomas Winn	Chairman, President and CEO	June 21, 2005
/s/ PAUL J. BURKETT Paul J. Burkett	Director	June 21, 2005
/s/ WILLIAM G. JAYROE William G. Jayroe	Director	June 21, 2005
/s/ JOSEPH A. JULIANO Joseph A. Juliano	Director	June 21, 2005
/s/ FRANCIS M. RICCI Francis M. Ricci	Director	June 21, 2005
/s/ WAYNE H. WHITE Wayne H. White	Director	June 21, 2005
/s/ CHRISTOPHER C. DOMIJAN Christopher C. Domijan	Chief Financial Officer and Chief Accounting Officer	June 21, 2005

2

Index to Consolidated Financial Statements

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Consolidated Financial Statements of Isle of Capri Black Hawk, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three year period ended March 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nevada Gold & Casinos, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2005 expressed an unqualified opinion thereon.

/s/ Pannell Kerr Forster of Texas, P.C.

June 14, 2005
Houston, Texas

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	March 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,846,195	$3,528,631
Accounts receivable	794,435	216,322
Notes receivable - affiliates, current portion	1,200,000	1,200,000
Income tax receivable	113,288	2,522,000
Other	227,303	79,272
Total current assets	6,181,221	7,546,225

Investments in unconsolidated affiliates	21,647,329	17,932,901
Investments in development projects	6,801,637	5,916,111
Notes receivable from Dry Creek Rancheria	--	10,000,000
Notes receivable - affiliates, net of current portion	2,777,136	3,839,586
Notes receivable - development projects	6,562,323	295,174
Furniture, fixtures and equipment, net of accumulated depreciation of $73,048 in 2005 and $124,609 in 2004	110,549	80,753
Deferred tax asset	618,282	--
Other	632,037	340,307
Total assets	$45,330,514	$45,951,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,029,877	$1,205,241
Accrued interest payable	20,453	--
Long-term debt, current portion	3,317,499	--
Deferred tax liability	--	2,517,678
Total current liabilities	4,367,829	3,722,919

Long-term debt, net of current portion and discount	9,632,773	11,029,266
Deferred income	178,835	145,833
Total liabilities	14,179,437	14,898,018

Commitments and Contingencies	--	--

Minority interest	299,884	253,719

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000 and 20,000,000 shares authorized at March 31, 2005 and 2004 respectively; 12,755,203 and 12,279,352 shares issued and outstanding at March 31, 2005 and 2004, respectively	1,530,624	1,473,522
Additional paid-in capital	14,817,101	19,256,200
Retained earnings	14,419,719	10,261,455
Accumulated other comprehensive income (loss)	83,749	(191,857)
Total stockholders' equity	30,851,193	30,799,320
Total liabilities and stockholders' equity	$45,330,514	$45,951,057

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations

	Year Ended March 31,
	2005	2004	2003
Revenues:
Credit enhancement fees	$5,660,909	$3,643,037	$--
Interest income	1,683,063	4,803,981	2,892,638
Royalty income	67,610	62,439	50,000
Gain on land sale	--	--	589,916
Miscellaneous income	--	34,975	52,326
Total	7,411,582	8,544,432	3,584,880
Expenses:
General and administrative	1,258,122	822,444	503,845
Interest expense	1,722,979	3,095,077	2,436,117
Salaries and wages	2,105,425	1,078,008	920,175
Legal and professional fees	1,646,962	1,480,227	682,391
Amortization of deferred loan issuance costs	327,544	1,031,786	554,375
Write-off of capitalized development costs	180,850	245,356	238,437
Other	139,595	135,377	110,997
Total	7,381,477	7,888,275	5,446,337
Operating income (loss)	30,105	656,157	(1,861,457)
Minority interest expense	(837,849)	(561,697)	(53,323)
Earnings from unconsolidated affiliates	7,648,802	11,243,466	9,538,081
Income before income tax expense	6,841,058	11,337,926	7,623,301
Income tax expense	(2,682,794)	(3,813,870)	(2,298,373)
Net income	$4,158,264	$7,524,056	$5,324,928

Per share Information:
Net income per common share - basic	$0.33	$0.65	$0.49
Net income per common share - diluted	$0.29	$0.51	$0.37
Basic weighted average number of shares outstanding	12,788,269	11,534,889	10,969,287
Diluted weighted average number of shares outstanding	14,672,777	15,425,427	15,555,956

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders' Equity

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Stock	Equity

Balance at March 31, 2002	10,664,184	$1,279,702	$14,076,500	$(2,587,529)	$(102,106)	$-	$12,666,567
Purchase of treasury stock (97,000 shares), at cost	--	--	--	--	--	(582,369)	(582,369)
Retirement of treasury stock	(97,000)	(11,640)	(570,729)	--	--	582,369	--
Stock issued for cashless option exercises	318,088	38,171	(38,171)	--	--	--	--
Exercise of stock options and warrants	264,500	31,740	614,437	--	--	--	646,177
Tax benefit of option and warrant exercises	--	--	1,057,757	--	--	--	1,057,757
Consultant option expense	--	--	62,000	--	--	--	62,000
Comprehensive income:
Net income	--	--	--	5,324,928	--	--	5,324,928
Other comprehensive loss on interest rate swap, net of tax	--	--	--	--	(467,472)	--	(467,472)
Comprehensive income	--	--	--	--	--	--	4,857,456
Balance at March 31, 2003	11,149,772	1,337,973	15,201,794	2,737,399	(569,578)	--	18,707,588
Forfeiture of stock options	--	--	(525,260)	--	--	--	(525,260)
Purchase of treasury stock (4,000 shares), at cost	--	--	--	--	--	(36,433)	(36,433)
Retirement of treasury stock	(4,000)	(480)	(35,953)	--	--	36,433	--
Stock issued for note conversion	594,167	71,300	1,711,201	--	--	--	1,782,501
Stock issued for cashless option and warrant exercises	132,413	15,889	(15,889)	--	--	--	--
Exercise of stock options	407,000	48,840	963,918	--	--	--	1,012,758
Tax benefit of option and warrant exercises	--	--	1,878,889	--	--	--	1,878,889
Consultant option expense	--	--	77,500	--	--	--	77,500
Comprehensive income:
Net income	--	--	--	7,524,056	--	--	7,524,056
Other comprehensive income on interest rate swap, net of tax	--	--	--	--	377,721	--	377,721
Comprehensive income	--	--	--	--	--	--	7,901,777
Balance at March 31, 2004	12,279,352	1,473,522	19,256,200	10,261,455	(191,857)	--	30,799,320
Purchase of treasury stock (1,106,817 shares), at cost	--	--	--	--	--	(13,153,955)	(13,153,955)
Retirement of treasury stock	(1,106,817)	(132,818)	(13,021,137)	--	--	13,153,955	--
Stock issued for cashless option and warrant exercises	801,917	96,230	(96,230)	--	--	--	--
Exercise of stock options and warrants	780,751	93,690	2,504,772	--	--	--	2,598,462
Tax benefit of option and warrant exercises	--	--	5,972,094	--	--	--	5,972,094
Consultant option expense	--	--	201,402	--	--	--	201,402
Comprehensive income:
Net income	--	--	--	4,158,264	--	--	4,158,264
Other comprehensive income on interest rate swap, net of tax	--	--	--	--	275,606	--	275,606
Comprehensive income	--	--	--	--	--	--	4,433,870
Balance at March 31, 2005	12,755,203	$1,530,624	$14,817,101	$14,419,719	$83,749	$--	$30,851,193

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows

		Year Ended March 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$4,158,264	$7,524,056	$5,324,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,969	23,672	31,605
Amortization of capitalized development costs	127,166	80,672	--
Write-off of note receivable	120,000	--	12,647
Write-off of project development costs	180,850	245,356	238,437
Amortization of deferred income	(145,833)	(1,287,994)	(118,529)
Gain on sale of land	--	--	(589,916)
Warrants and options issued, beneficial conversion and amortization of deferred loan issuance costs	677,452	1,381,771	850,807
Unearned finance fees	--	419,098	--
Minority interest expense	837,849	561,697	53,323
Distributions from unconsolidated affiliates	4,344,000	3,673,000	5,555,000
Earnings from unconsolidated affiliates	(7,648,802)	(11,243,466)	(9,538,081)
Deferred income tax expense	2,682,794	3,813,870	2,298,373
Changes in operating assets and liabilities:
Receivables and other assets	(934,324)	(2,827,574)	(2,722,766)
Accounts payable and accrued liabilities	23,925	(45,451)	853,716
Income tax refund	2,396,712	--	--
Net cash provided by operating activities	6,862,022	2,318,707	2,249,544
Cash flows from investing activities:
Proceeds from land sale	--	--	3,611,200
Purchases of real estate and assets held for development	(1,442,283)	(1,944,911)	(1,032,118)
Purchase of furniture, fixtures, and equipment	(71,765)	(61,017)	(17,889)
Advances on notes receivable	(6,100,710)	(4,227,436)	(25,959,661)
Collections of notes receivable	10,000,000	25,900,933	405,877
Advances on notes receivable - affiliates	(137,550)	(88,820)	(4,689,357)
Collections of notes receivable - affiliates	1,200,000	1,199,786	6,022,537
Net cash provided by (used in) investing activities	3,447,692	20,778,535	(21,659,411)
Cash flows from financing activities:
Repayment on term loan	(3,272,500)	--	(26,626)
Repayments on credit facilities, net	(1,500,000)	(23,600,066)	23,000,000
Deferred loan issuance costs	(417,472)	(244,587)	(686,332)
Acquisition of common stock	(6,608,955)	(36,433)	(582,369)
Cash proceeds from exercise of stock options and warrants	2,598,462	1,012,758	646,177
Minority interest owners' capital contribution	--	75,000	5,250
Cash distribution to minority interest owners	(791,685)	(743,429)	--
Net cash provided by (used in) financing activities	(9,992,150)	(23,536,757)	22,356,100
Net increase (decrease) in cash and cash equivalents	317,564	(439,515)	2,946,233
Cash and cash equivalents at beginning of period	3,528,631	3,968,146	1,021,913
Cash and cash equivalents at end of period	$3,846,195	$3,528,631	$3,968,146
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$1,552,283	$3,199,255	$2,408,598
Income tax payments	$--	$2,522,000	$--

Non-cash Financing Activities:
Treasury Stock purchased by the issuance of a note payable	$6,545,000	$--	$--
Retirement of common stock	$13,153,955	$36,433	$582,369
Advance from $40.0 million revolving credit facility for repayment of convertible note	$7,915,671	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Notes to Consolidated Financial Statements

Note 1.	Background and Basis of Presentation

Background

Nevada Gold & Casinos, Inc. (the “Company”), a Nevada corporation, was formed in 1977 and since 1994, has primarily been a gaming company involved in both commercial gaming projects and Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California, Oklahoma and New Mexico. Our business strategy will continue to focus on gaming projects.

Basis of Presentation

Our consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications did not impact working capital, total assets, total liabilities, our reported net income or stockholders’ equity.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. We also consolidate entities in which our ownership interest may be variable and we are the primary beneficiary of the risks and rewards of the entities' activities. For consolidated entities, we record minority interest for the portions we do not own. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. See Note 3 for our investments in unconsolidated affiliates.

Equity Method of Accounting

Our investments in IC-BH, RCI, Route 66 Casinos and Sunrise are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year) and one month in advance for IC-BH (which has a fiscal year ending on the last Sunday in April). Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

We utilize the equity method of accounting for our interest of 51% in Route 66 Casinos because the operating activities of the joint venture are currently controlled by the minority venturer. As disclosed in Note 13 to our Consolidated Financial Statements, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading "Use of Estimates".

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period. Actual results can, and often do, differ from those estimates.

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents.

We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts occasionally exceed the Federally insured limits, although no losses have been incurred in connection with such cash balances.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method. We make advances to Indian tribes and other third parties under executed promissory notes for project costs related to the development of gaming/entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with Indian tribes and other third parties to provide financing in connection with their efforts to secure and develop gaming/entertainment operations. Repayment terms are largely dependent upon the operating performance of each gaming/entertainment project for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the project to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance ( See Note 4).

On a quarterly basis, we review each of our notes receivable to evaluate whether collection is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is still economically feasible, we will continue recording the note receivable as an asset. If our analysis indicates that the project is no longer economically feasible, then the note receivable would be written down to its estimated fair value.

Capitalized Development Cost

We capitalize certain third party legal, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of gaming/entertainment projects and real estate projects. Development costs are recorded on the cost basis and are amortized over the estimated economic term of the contract.  We review each project on a quarterly basis to assess whether any changes to our estimates are appropriate. If accumulated costs of a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to earnings.

Mining Properties and Claims

We capitalize costs of acquiring and developing mineral claims until the properties are placed into production. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Mining properties are recorded at their acquisition price. Upon commencement of production, costs are amortized on a units-of-production basis. At March 31, 2005, management believes the net realizable value of the mineral reserves is in excess of our costs.

Real Estate Held for Development

Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado, and Nevada County, California and related development costs and capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

Furniture, fixtures, and equipment

Expenditures for furniture, fixtures, and equipment are capitalized at cost. We depreciate furniture, fixtures, and equipment over their respective estimated useful lives, ranging from two to seven years, using the straight-line method. When items are retired or otherwise disposed of, a gain or loss is recorded for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to earnings, and replacements and betterments are capitalized.

Deferred Loan Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the expected terms of the related debt agreements and are included in other assets on our consolidated balance sheets.

Asset and Investment Impairments

We apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting Principles Board Opinion (“APB”) No. 18, "The Equity Method of Accounting for Investments in Common Stock," to account for asset and investment impairments. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold.

Revenue Recognition

We record revenues from credit enhancement fees, interest on notes receivable and royalties on the accrual basis as earned. The date on which payments are collected may vary dependent upon the term of the contracts or note receivable agreements. For certain notes receivable related to Indian gaming projects, interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the project to cover the interest to be earned under the respective notes. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

We maintain a tax accrual policy to record both regular and alternative minimum taxes for companies included in our consolidated federal and state income tax returns. The policy provides, among other things, that (i) each company in a taxable income position will accrue a current expense equivalent to its federal and state income taxes, and (ii) each company in a tax loss position will accrue a benefit to the extent its deductions, including general business credits, can be utilized in the consolidated returns. We pay all consolidated U.S. federal and state income taxes directly to the appropriate taxing jurisdictions and, under a separate tax billing agreement, we may bill or refund our subsidiaries for their portion of these income tax payments.

Lease guarantees

Lease guarantees are accounted for in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45,“Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 establishes disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics.

Comprehensive income

We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, we have presented the components of comprehensive income below net income on the face of the consolidated statements of stockholders’ equity. For the fiscal years ended March 31, 2005, 2004 and 2003, we had unrealized gains (losses) from interest rate swaps, net of taxes, of $275,606, $377,721 and $(467,472), respectively, allocated from IC-BH.

Stock-Based Compensation

We have adopted SFAS No. 123, “Accounting for Stock Based Compensation.” Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under APB No. 25 “Accounting for Stock Issued to Employees,” and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123” (“SFAS No. 148”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected not to change to the fair value based method of accounting for stock based compensation. Additionally, the SFAS No. 148 amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123.

If compensation costs for our stock option plan had been determined based on the fair value at the grant date in 2005, 2004, and 2003, consistent with the provisions of SFAS No. 123, our net income and net income per share would have decreased to the pro forma amounts indicated below:

	Fiscal Year Ended March 31,
	2005	2004	2003
Net income - as reported	$4,158,264	$7,524,056	$5,324,928
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of tax	(386,078)	(1,222,865)	$(404,085)
Net income - pro forma	$3,772,186	$6,301,191	$4,920,843
Net income per share - as reported:
Basic	$0.33	$0.65	$0.49
Diluted	0.29	$0.51	$0.37
Net income per share - pro forma:
Basic	$0.29	$0.55	$0.45
Diluted	$0.27	$0.43	$0.35

The weighted average fair value at date of grant for options granted during the fiscal years ended March 31, 2005, 2004 and 2003 was $3.70, $5.22, and $1.55 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended March 31,
	2005	2004	2003
Expected life (years)	2 years	2 years	2 years
Interest rate	3.75%	3.75%	3.0%
Dividend yield	-	-	-
Volatility	56%	76%	40%

The pro forma impact only considers options granted since April 1, 1999. Because all options granted subsequent to April 1, 1999 vested immediately except for 40,000 options granted in fiscal year 2005 which will vest 10,000 options each year for the next four years, the full impact of computing compensation costs, net of tax, for stock options under SFAS No. 123 is reflected in the pro forma net income and pro forma net income per share (basic and diluted) amounts presented above.

In December 2004, new accounting literature was introduced relating to the accounting for stock based employee compensation plans. See New Accounting Pronouncements Issued But Not Yet Adopted below.

Treasury Stock

We account for treasury stock using the cost method and report it in our consolidated balance sheet as a reduction to stockholders’ equity.

Earnings Per Share

Earnings per share are accounted for in accordance with the provisions of SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share on the consolidated statement of operations. Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the “treasury stock method” and for convertible debt securities using the “if converted method.” (See Note 7).

New Accounting Pronouncements Issued But Not Yet Adopted

As of March 31, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This standard requires that companies measure and record the fair value of their stock based compensation awards at fair value on the date they are granted to employees. This fair value is determined based on a variety of assumptions, including volatility rates, forfeiture rates and the option pricing model used (e.g. binomial or Black Scholes). These assumptions could significantly differ from those we currently utilize in determining the pro forma compensation expense included in our disclosures required under SFAS No. 123. This standard will also impact the manner in which we recognize the income tax impacts of our stock compensation programs in our consolidated financial statements. This standard is effective for the first interim period of fiscal years beginning after June 15, 2005 (the Company's fiscal year beginning May 1, 2006), at which time companies can select whether they will apply the standard retroactively by restating their historical financial statements or prospectively for new stock-based compensation arrangements and the unvested portion of existing arrangements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 3.	Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting under APB No.18. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of March 31, 2005, the amount of consolidated retained earnings which represent undistributed earnings from our unconsolidated affiliates, is $19,077,386. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net Ownership Interest		Investment		Earnings (loss)
Unconsolidated Affiliates:	2005	2004	2005	2004	2005	2004	2003
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43.0	43.0	$17,681,299	$15,708,324	$5,888,031	$10,175,236	$9,450,807
Route 66 Casinos, L.L.C. (2)	51.0	51.0	3,645,423	1,852,827	1,811,914	1,068,230	87,274
Sunrise Land and Mineral Corporation (3)	50.0	50.0	320,607	371,750	(51,143)	--	--
Restaurant Connections International, Inc. (4)	30.0	30.0	--	--	--	--	--
Total investments in unconsolidated affiliates			$21,647,329	$17,932,901

Total earnings from unconsolidated affiliates					$7,648,802	$11,243,466	$9,538,081

(1)	Separate financial statements for this entity are attached at the end of these consolidated financial statements.
(2)	Equity method of accounting is utilized. See discussion below.
(3)	Represents our equity investment in a land development project. See discussion below.
(4)	Investment in RCI was reduced to zero in fiscal year 2000. See discussion below.

We also hold investments in various development projects that we consolidate. Our investments in development projects include real estate, gold mining and gaming facilities. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	2005	2004	2005	2004
	(Percent)
Dry Creek Casino, L.L.C. (1)	69.0	69.0	$1,156,318	$1,264,164
Gold Mountain Development, L.L.C. (2)	100.0	100.0	3,357,795	3,342,206
Goldfield Resources, Inc. (3)	100.0	100.0	480,812	480,812
Nevada Gold (Tulsa), Inc. (4)	100.0	100.0	1,326,536	744,617
Other (5)			480,176	84,312
Total capitalized development costs			$6,801,637	$5,916,111

(1)	The remaining 31% that we do not own is recorded as minority interest. See discussion below.
(2)	Acquisition and development costs incurred for 240 acres of real property in the vicinity of Black Hawk, Colorado. See discussion below.
(3)	Acquisition cost incurred for 9,000 acres of mining claim in fiscal year 1999. See discussion below.
(4)	Development cost incurred for Muscogee (Creek) Nation gaming project.
(5)	Development cost incurred for other development projects.

Investments in Unconsolidated Affiliates

Isle of Capri - Black Hawk, L.L.C.

We are a 43% non-operating owner of Isle of Capri-Black Hawk, L.L.C. (“IC-BH”). Isle of Capri Casinos, Inc. (“Isle”) is the 57% operating owner. We use the equity method of accounting to account for our investment in IC-BH. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project and for distributions we receive. Our earnings from IC-BH totaled $5,888,031, $10,175,236 and $9,450,807 for fiscal years 2005, 2004, 2003, respectively. In the fourth quarter of fiscal year 2005, IC-BH recorded a $3,959,734 impairment charge related to the sale of the Colorado Grande Casino. Our share of impairment charge was $1,702,686. During fiscal years 2005, 2004 and 2003, we received tax distributions of $4,344,000, $3,673,000 and $5,555,000, respectively. Our investment in IC-BH is $17,681,299 and $15,708,324 as of March 31, 2005 and 2004, respectively. Our share of equity of IC-BH is approximately $23.1 million which is approximately $5.4 million in excess of our cost reflected on our Financial Statements. This excess is caused by the basis difference in the land we contributed to this joint venture when it was originally formed.

As of March 31, 2005, IC-BH owned and operated three casinos in the state of Colorado. Isle operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. As of March 31, 2005, IC-BH's casino properties are:

Isle of Capri-Black Hawk

The Isle of Capri - Black Hawk Casino commenced operations in December 1998. In December 2001, IC-BH refinanced its indebtedness with a new $90.0 million credit facility. The average interest on this credit facility was estimated to be 6% to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that converted $40.0 million of its floating rate to a fixed rate basis for the following three years. IC-BH uses interest rate swap agreements to hedge interest rate volatility associated with its indebtedness. For fiscal years 2005, 2004 and 2003, we have included $275,606, $377,721 and ($467,472), respectively, as accumulated other comprehensive income (loss) in our statement of stockholders’ equity for these interest rate swap agreements.

Colorado Central Station -Black Hawk and Colorado Grande - Cripple Creek

In fiscal 2004, IC-BH completed the acquisition of the Colorado Central Station -Black Hawk and Colorado Grande - Cripple Creek casinos from International Game Technology, Inc. for $84.0 million. IC-BH entered into a $210.6 million Senior Secured Credit Facility (which replaced its prior credit facility) to provide financing for the acquisition of the new casinos and for expansion of the casinos’ facilities. In February 2004, the Senior Secured Credit Facility was amended to provide for a $40.0 million Revolving Credit Facility and a $165.0 million Term Loan.

Route 66 Casinos, L.L.C.

We are a 51% non-operating owner of Route 66 Casinos, L.L.C. (“Route 66 Casinos”). American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) is the 49% operating owner. We use the equity method of accounting to account for our investment in Route 66 Casinos. Our investment is stated at cost, adjusted for our undistributed earnings or losses of the project. Our earnings from Route 66 Casinos totaled $1,811,914, $1,068,230 and $87,274 for fiscal years 2005, 2004 and 2003, respectively. During fiscal years 2005, 2004 and 2003, we did not receive any cash distributions from Route 66 Casinos. Our investment in Route 66 Casinos was $3,645,423 and $1,852,827 as of March 31, 2005 and 2004, respectively.

We utilize the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture are currently controlled by the minority venture partner, The Gillmann Group. As disclosed in Note 13, we are involved in pending legal proceedings with The Gillmann Group. The Gillmann Group has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture to the extent necessary to apply the equity method of accounting, as described in more detail below.

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting because we do not receive current revenue and expense information from Route 66 Casinos as a result of ongoing litigation (see Note 13). The estimated revenues are based on published net win numbers provided by the Route 66 Casino, the primary casino property owned and operated by Route 66 Casinos, to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to Route 66 Casino by Route 66 Casinos. Estimated expenses are comprised of previously negotiated debt service payments on the 1,250 gaming devices supplied to Route 66 Casino, the supply of parts for the repair of these gaming devices and a monthly overhead fee to The Gillmann Group. The direct expenses related to the debt service of the gaming devices and The Gillmann Group monthly overhead fee are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results may vary from our estimates.

The Gillmann Group had three gaming equipment leases with the Laguna Development Corporation (“LDC”), a federally chartered corporation wholly-owned by the Pueblo of Laguna, the second largest pueblo in New Mexico. Effective May 23, 2002, also the effective date of the joint venture agreement, The Gillmann Group agreed to assign these three gaming equipment leases to Route 66 Casinos which in turn leased the gaming equipment devices under the leases to Route 66 Casino, the primary casino property owned and operated by LDC. Route 66 Casinos expects to receive on average approximately 16% of gross revenue from the gaming devices subject to the leases over the five-year period commencing in fiscal year 2004.

The Route 66 Casino commenced operations on September 4, 2003. The property has 1,250 slot machines, and multiple food, beverage and retail outlets and paved parking for trucks and automobiles.

Sunrise Land and Mineral Corporation

We own a 50% interest in Sunrise Land and Mineral Corporation (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. Sunrise holds investment real estate for long-term appreciation. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of Sunrise. Our loss from Sunrise totaled $51,143 for the fiscal year ended March 31, 2005. Sunrise had no earnings or losses prior to the fiscal year ended March 31, 2005. Our investment in Sunrise is accounted for using the equity method of accounting under APB No. 18. Our investment in Sunrise was $320,607 and $371,750 as of March 31, 2005 and 2004, respectively.

Restaurant Connections International, Inc.

We are a founding shareholder of RCI, and currently own a 30% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo, Brazil. We are discussing a possible sale or other disposition of RCI.

Our 30% ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our undistributed earnings or losses of RCI. RCI's earnings allocable to us through March 31, 2005 totaled $6,439 which has not been included in our statement of operations for the fiscal year ended March 31, 2005. In accordance with the equity method of accounting, our investment account balance was reduced to zero in the fiscal year ending March 31, 2000 and the remaining allocated loss of $990,199 incurred since April 1, 2000 has not been reflected in our financial statements, since we have no further funding obligations with respect to RCI, nor do we guarantee any of their obligations. Our investment in RCI will remain zero until such time that our allocated losses have been recovered at which time we will resume accounting for this investment using the equity method.

Investments in Development Projects

Dry Creek Casino, L.L.C.

We own 69% of Dry Creek Casino, L.L.C. (“DCC”), formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians with the development and financing of its River Rock Casino located north of the San Francisco Bay area, in Sonoma County, California. We consolidate DCC, and the remaining 31% interest in DCC that we do not own is reported as minority interest. The River Rock Entertainment Authority (the “RREA”) was formed as an unincorporated instrumentality of the tribe to own and operate the River Rock Casino. The River Rock Casino features 1,600 slot machines, 24 table games and two restaurants.

As of March 31, 2005 and 2004, we have notes receivable of $0 and $10.0 million, respectively, from DCC. The notes receivable represent loans made by DCC to the River Rock Casino (see Note 4). Pursuant to the terms of the development and loan agreement, DCC earns an annual credit enhancement fee equal to 20% of River Rock Casino's earnings before taxes, depreciation and amortization. The credit enhancement fee is payable for a period of five years, commencing June 1, 2003, and ending on May 31, 2008. The RREA has the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006. If exercised, the RREA is obligated to pay an amount determined by multiplying the number of months remaining in the 5-year term by 100% of the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the buy-out option is exercised (the “Base Period”), plus any percentage (not exceeding 20%) by which gross revenues for the Base Period increased over the prior 12-month period. The buy-out fee must be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement. We record credit enhancement fee income from River Rock Casino on the accrual basis as earned. The date on which credit enhancement fee income is actually collected is on the 15th day of each following month. The payment may vary dependent upon the cash flow from River Rock Casino's operations. Any shortfall in the payment in any month will be paid when cash flow is sufficient to satisfy senior obligations. As of March 31, 2005, there was no delinquency in payments to us of credit enhancement fee income. Credit enhancement fee income was $5,660,909 and $3,643,037 for fiscal years 2005 and 2004, respectively.

We amortize capitalized development costs of DCC, included in the investment column in the table at the beginning of this note, over the five-year term of the credit enhancement fee under development and loan agreement. Each quarter, we recognize as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated credit enhancement fees to be received over the five-year term of the contract. We believe this method is appropriate because it matches income and expenses over the term of the contract. We also review estimated credit enhancement fees to be received over the remaining term of the contract on a quarterly basis to assess whether any changes to our estimates are appropriate. As of June 14, 2005, we have not found it necessary to change the estimated amount of credit enhancement fees over the remaining term of the contract. Our capitalized development costs were $1,156,318 and $1,264,164 as of March 31, 2005 and 2004, respectively. Amortization of capitalized development costs was $107,846 and $69,403 for fiscal years 2005 and 2004, respectively.

Gold Mountain Development, L.L.C.

Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C. (“Gold Mountain”), we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado which is located in an Environmental Protection Agency National Priorities list area. We are currently having discussions with parties to joint venture with us on the development of the property. Our capitalized development costs were $3,357,795 and  $3,342,206 as of March 31, 2005 and 2004, respectively. Our capitalized interest costs were $268,874 and $264,874, as of March 31, 2004 and 2003, respectively. No interest was capitalized in fiscal year 2005.

Goldfield Resources, Inc.

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

Prior to August 1, 2003, under the terms of our lease with Metallic, Metallic has been making an advance royalty payment of $4,500 per month. Effective August 1, 2003, the monthly payment is subject to adjustments based on changes in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments are to be credited to the production royalty payable under the lease.

Metallic has agreed to pay a production royalty of 5% of all “Ore” and “Product” as defined by the lease, with all credits and offsets as provided by the lease, and Metallic may repurchase up to one percentage point of the royalty for $2,500,000. Metallic has the right to terminate the lease agreement at any time by giving us written notice. If Metallic terminates the lease, we retain as liquidated damages all advance royalty and other payments made by Metallic. Royalty income was $67,610, $62,439 and $50,000 for fiscal years 2005, 2004 and 2003, respectively. Our capitalized development costs were $480,812 and $480,812 as of March 31, 2005 and 2004, respectively.

Nevada Gold (Tulsa), Inc.

On December 23, 2003, through our wholly owned subsidiary, Nevada Gold Tulsa, Inc. (“Tulsa”), entered into Development and Management Agreements with the Muscogee (Creek) Nation (the “Nation”), a federally recognized Indian tribe, pursuant to which we will assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project will be developed on and around the site of the existing Creek Nation Casino located on the Mackey Sand Bar in South Tulsa. The first phase will include the construction of a state-of-the-art gaming center featuring approximately 3,300 gaming machines, table games, multiple food venues and a multi-level parking facility with approximately 950 spaces, as well as 1,050 spaces of surface parking. Retail stores, restaurants, hotel, conference facility and other entertainment venues are planned for subsequent phases. The total investment by the tribe is expected to be approximately $110.0 million. Our capitalized development costs were $1,326,536 and $744,617 as of March 31, 2005 and 2004, respectively.

Note 4.	Notes Receivable

Note Receivable from Dry Creek Rancheria

During the fourth quarter of fiscal year 2005, River Rock Casino repaid in full the $10.0 million advance owed to DCC. In turn, DCC repaid in full the $10.0 million advance owed to us.

Notes Receivable - Related Parties

Clay County Holdings, Inc.

At March 31, 2005 and March 31, 2004, we had a note receivable of $1,857,424 and $2,457,424, respectively, from Clay County Holdings, Inc. (“CCH”). The note bears interest of 12% per annum, and is payable by CCH in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. The principal balance of the note was reduced by $600,000 during each of the fiscal years 2005 and 2004. Interest income on the CCH note was $269,228, $340,445 and $458,787 for fiscal years 2005, 2004 and 2003, respectively. The note is secured by a pledge of shares of common stock of the Company which is owned by CCH. The market equity value of such common stock as of March 31, 2005 is approximately $7.8 million. CCH is our largest shareholder, beneficially owning 19% of our total outstanding common stock as of March 31, 2005.

Service Interactive, Inc.

At March 31, 2005 and March 31, 2004, we had a note receivable of $1,893,342 and $2,493,342, respectively, from Service Interactive, Inc. (“SI”). The note bears interest of 12% per annum, and is payable by SI in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. The note is secured by a pledge of shares of common stock of the Company which is owned by CCH. The market equity value of such common stock as of March 31, 2005 is approximately $6.0 million.  The principal balance of the note was reduced by $600,000 during each of the fiscal years ended March 31, 2005 and 2004. Interest income on the SI note was $273,543, $345,143 and $440,644 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. At the time of the extension of credit by the Company to SI, SI was a related party because we had the option to acquire common stock of SI and a former director of the Company was involved in SI.

Sunrise Land and Mineral Corporation

At March 31, 2005 and 2004, we had a note receivable of $226,370 and $88,820, respectively, from Sunrise. The note bears interest of 12% per annum. Interest income on this note was $19,792 and $4,272 for fiscal years 2005 and 2004, respectively. The note receivable is secured by a deed of trust lien on 300 acres of land in Nevada County, California owned by Sunrise.

See Note 11 for related party transactions.

Notes Receivable - development projects

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. In our due diligence for tribal loans we determine whether a tribe is federally recognized, has land in trust, and has a compact with the state. If the tribe meets all three of these criteria, the economic analysis supports the investment, and we have a binding agreement with the tribe, we make the advances. In certain cases the tribe might not be federally recognized, or have land in trust and we then evaluate with our Native American regulatory consultants the merits and likelihood that federal recognition will be achieved by the tribe or that land could be placed in trust, and how long each process would take. In our due diligence for Non-Native American projects, we review the economic feasibility of the project and the resulting risks associated with completing the project.

On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If the analysis of our review indicates that the project is still economically feasible, we will continue recording the notes receivable as an asset. If the analysis of our review indicates that the project is no longer economically feasible, then the note receivable would be written down to its estimated fair value.

At March 31, 2005, we had notes receivable of $6,562,323 related to the development of gaming/entertainment projects. Of this amount, $2,805,466 is represented by a note to a third party which bears interest at a rate of 10% and is payable on or before ten years from the date of the note, with earlier repayment required out of cash flow from operation of such gaming/entertainment project.

Additionally, $1,917,446 of the notes receivable is related to a Native-American gaming development project. A development agreement has been entered into with an Indian tribe and we are making advances to fund the tribe's federal recognition efforts and administrative expenses. This note bears interest at 10% per annum. The note is payable from the first proceeds of the development loan or future revenues from the tribe's economic enterprises, including any gaming facility.

In addition to these two notes we made other loans to Indian tribes and third parties totaling approximately $1.8 million. These notes bear an average interest rate of 9% per annum with maturity dates based on the availability of project financing and/or cash flow from operations. The repayment of such loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Note 5.	Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations are as follows:

	March 31,
	2005	2004

$13.0 million Credit Facility, 7.5% interest, maturing December 2005	$3,317,499	$11,233,170
$40.0 million Revolving Credit Facility, 8.5%, maturing June 2008	6,415,671	-
$6.5 million Note Payable, 7.5% interest, maturing April 2006	3,272,500	-
Total	13,005,670	11,233,170
Less: current maturities	(3,317,499)	-
Long-term financing obligations, less current maturities	9,688,171	11,233,170
Less: unamortized debt discount	(55,398)	(203,904)
Total long-term financing obligations, less unamortized debt discount	$9,632,773	$11,029,266

Aggregate maturities of the principal amounts of long-term financing obligations for the next five years and in total thereafter are as follows:

Fiscal Year Ended
March 31,
2006	$3,317,499
2007	3,272,500
2008	--
2009	6,415,671
2010	--
Total financing obligations	$13,005,670

In June 2004, we amended the financing documents relating to our existing $13.0 million credit facility (“Convertible Note”). The interest rate on the Convertible Note was reduced from 11.0% to 7.5% per annum. The maturity date of the Convertible Note is December 31, 2005. Up to 54% of the Convertible Note is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time during a 12 month period to an amount not to exceed 4.99% of our then total issued and outstanding stock. Because the Convertible Note can be converted into the Company's common stock at the lower of an exchange rate of $3.00 per share or 85% of the closing market price of the Company's common stock at conversion, there existed a beneficial conversion to holder of the credit facility when the Convertible Note was originally executed. In fiscal 2004, a beneficial conversion amount totaling $1,392,157 was recorded to additional paid-in-capital and a corresponding amount recorded as a debt discount. For fiscal years 2005, 2004 and 2003, amortization of the debt discount was $148,506, $173,232 and $234,432, respectively. Also in fiscal year 2004, approximately $1.8 million of the Convertible Note was converted into 594,167 shares of common stock at the conversion rate of $3.00 per share. This conversion was prior to its maturity date resulting in $99,253 of the remaining unamortized debt discount being charged to interest expense. The total of the unamortized debt discount at March 31, 2005 and 2004 was $55,398 and $203,904, respectively.

Also in June 2004, we entered into a $40.0 million revolving credit facility (“Credit Facility’”) with the holder of our Convertible Note. Principal advances under the Credit Facility bear interest at 8.5% per annum. The Credit Facility matures on June 30, 2008. During fiscal year 2005, we paid down the amount of indebtedness outstanding under the Convertible Note to approximately $3.3 million by utilizing proceeds received from draws of approximately $7.9 million under the Credit Facility. The remaining $3.3 million principal amount of the Convertible Note is convertible into 1,105,833 shares of our common stock. The reduction of the Convertible Note to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares.

The Credit Facility allows us to draw up to $40.0 million (less any outstanding indebtedness under the Convertible Note) at any time prior to June 30, 2008. The current availability under the Credit Facility is approximately $30.3 million as of March 31, 2005. The Convertible Note and Credit Facility are secured by our interest in IC-BH. (See Note 14).

During fiscal year 2005, we resolved a dispute with a financial advisor who facilitated the procurement of the Convertible Note by allowing his cashless exercise of a warrant for 1,041,533 shares of our common stock with an exercise price of $3.00 per share. The implied cash value of the exercise of all of the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share, leaving a net issuance of 801,907 shares of common stock. We repurchased 501,917 of these shares at $13.04 per share which was the quoted closing market price on the date of the transaction. We paid the purchase price by issuing a $6.5 million note, with interest at the rate of 7.5% per annum. Principal payments in the amount of $3.25 million of principal are due on each of April 1, 2005 and April 1, 2006. The 501,917 shares of common stock repurchased were subsequently retired by us since there was no immediate plan to reissue these shares in the near term. The repurchase of the shares of common stock was at fair market value on the measurement date, which was June 10, 2004; thus no expense was recorded. In the fourth quarter of fiscal year 2005, we prepaid the $3.25 million principal amount which was originally due on April 1, 2005.

We pay to our lender a commitment fee of 0.25% per annum on any unused portion under the $40.0 million Credit Facility. Also, we pay a financial advisor a finder’s fee equal to 3% of the principal advanced to us pursuant to the revolving Credit Facility up to an aggregate principal advanced of $40.0 million.

Note 6.	Income Taxes

We have adopted SFAS No. 109,“Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates.

SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards (“NOLs”). For the fiscal year ended March 31, 2005, we had NOLs amounting to $13,161,792. The NOLs expire as follows:

Fiscal Year Ended March 31,

2006	$272,190
2008	12,130
2009	111,926
2020	3,722,131
2021	21,124
2022	23,637
2023	811,843
2024	25,565
2025	8,161,246
$13,161,792

The NOLs are subject to certain limitations under the Internal Revenue Code. We have a deferred tax asset as a result of the future tax benefit attributable to NOLs, determined by applying the enacted statutory rate of 35.8%. We have recorded a deferred tax asset in connection with tax credit carryforwards and for compensation expense in connection with the issuance of stock options, and we have recorded a deferred tax liability for allocated earnings of our equity investments that are not currently taxable for federal income tax purposes. We believe that all net operating losses will be utilized prior to expiration.

Deferred tax assets and liabilities at March 31, 2005 and 2004 are comprised of the following:

	March 31,
	2005	Activity	2004
Deferred tax assets:
Net operating loss carryforwards	$4,549,040	$3,497,507	$1,051,533
Tax credit carryforwards	162,239	--	162,239
Stock options	80,522	(354,798)	435,320
Other	2,804	2,804	--
Total deferred tax assets	4,794,605	3,145,513	1,649,092
Deferred tax liabilities:
Equity in allocated earnings of equity investments	(4,066,257)	100,513	(4,166,770)
Other	(110,066)	(110,066)	--
Total deferred tax liabilities	(4,176,323)	(9,553)	--
Total deferred tax assets (liabilities), net	$618,282	$3,135,961	$(2,517,678)

Reconciliations between the statutory federal income tax expense rate of 34% and our effective income tax rate as a percentage of income before income tax (expense) benefit is as follows:

	Year Ended March 31,
	2005		2004		2003
	Percent	Dollars	Percent	Dollars	Percent	Dollars

Income tax expense at statutory federal rate	34.0	$2,325,960	34.0	$3,854,986	34.0	$2,591,854
State taxes	1.7	119,572	--	--	--	--

Permanent differences:
Amortization of beneficial conversion feature of note payable	0.8	53,088	1.0	92,645	1.0	79,707
Adjustment to prior year’s taxes	2.2	149,772	--		--	--
Tax credit carryforwards	--	--	(1.0)	(162,239)	--	--
Recaptured net operating loss carryforwards	--	--	--	--	(5.0)	(401,861)
Other	0.5	34,402	--	28,478	--	28,673
Effective income tax rate	39.2	$2,682,794	34.0	$3,813,870	30.0	$2,298,373

Note 7.	Equity Transactions, Stock Option Plan and Warrants

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at March 31, 2005, 685,549 shares were available for grant.

During fiscal year 2005, we granted options to purchase 201,000 shares of our common stock for director and employee compensation. Options granted to consultants totaled 70,000 and we have recorded $201,402 in consulting expenses based on the options' estimated fair value on the date of grant using the Black Scholes option pricing model. All options granted during fiscal year 2005 vest immediately, except for 40,000 options which will vest 10,000 options each year for the next four years. During fiscal year 2005, holders of 780,751 options and warrants, with an average exercise price of $3.33 per share, elected to exercise and received a like amount of restricted and unrestricted common stock of the Company in exchange for cash proceeds of $2,598,462. In addition, the Company provided for a cashless exercise of a warrant for 1,041,533 shares of our common stock with the exercise price of $3.00 per share, resulting in the issuance of 801,917 shares of common stock. (see note 5).

During fiscal year 2004, we granted options to purchase 355,000 shares of our common stock for director and employee compensation. Options granted to consultants totaled 50,000 and we have recorded $77,500 in consulting expenses based on the options' estimated fair value on the date of grant using the Black Scholes option pricing model. All options granted during fiscal year 2004 vest immediately. During fiscal year 2004, holders of 407,000 options, with an average exercise price of $2.49 per share, elected to exercise and received a like amount of restricted and unrestricted common stock of the Company in exchange for cash proceeds of $1,012,758. In addition, the Company provided for a cashless exercise of 166,785 warrants and issued 132,413 shares of common stock.

During fiscal year 2003, we granted options to purchase 395,000 shares of our common stock for director and employee compensation. Options granted to consultants totaled 40,000 during fiscal year 2003 and we have recorded $62,000 based on the options' estimated fair value on the date of grant using the Black Scholes option pricing model. All options granted during fiscal year 2003 vest immediately. During fiscal year 2003, holders of 264,500 options and warrants, with an average exercise price of $2.44 per share, elected to exercise and received a like amount of restricted and unrestricted common stock of the Company in exchange for cash proceeds of $646,177. In addition, the Company provided for a cashless exercise of 451,667 warrants and options and issued 318,088 shares of common stock.

Information regarding options and warrants and their respective changes as of and for fiscal years ended March 31, 2005, 2004 and 2003 are as follows:

	Fiscal Year Ended March 31,
	Options			Warrants
	2005	2004	2003	2005	2004	2003

Outstanding, beginning of fiscal year	1,595,951	1,597,951	1,309,951	1,207,834	2,223,944	2,893,111
Granted	271,000	405,000	435,000	-	-	-
Exercised	(728,751)	(407,000)	(147,000)	(1,093,533)	(166,785)	(569,167)
Expired or cancelled	-	-	-	(104,301)	(849,325)	(100,000)
Outstanding, end of fiscal year	1,138,200	1,595,951	1,597,951	10,000	1,207,834	2,223,944
Exercisable, end of fiscal year	1,098,200	1,595,951	1,597,951	10,000	656,167	782,812
Available for grant, end of fiscal year	685,549	206,549	611,549	-	-	-

The weighted average option and warrant exercise price information as of and for the fiscal years ended March 31, 2005, March 31, 2004 and March 31, 2003 is as follows:

	Fiscal Year Ended March 31,
	Options			Warrants
	2005	2004	2003	2005	2004	2003

Outstanding, beginning of fiscal year	$5.64	$2.30	$2.18	$3.01	$2.96	$2.77
Granted during the fiscal year	$11.79	$11.35	$6.30	-	$-	$-
Exercised during the fiscal year	$3.33	$2.49	$2.71	$3.01	$2.40	$2.10
Expired or cancelled during the fiscal year	$-	$-	$-	$3.00	$2.99	$2.75
Outstanding at end of fiscal year	$8.57	$5.64	$2.30	$3.25	$3.01	$2.96
Exercisable at end of fiscal year	$8.49	$5.64	$2.30	$3.25	$3.02	$2.88

 Significant option and warrant groups outstanding at March 31, 2005, and related weighted average exercise price and weighted average remaining contractual life information is as follows:

Grant Date	Options Outstanding	Warrants Outstanding	Options/ Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

September 2000	--	10,000	10,000	$3.25	1.0
October 2000	7,500	--	75,000	$2.06	0.5
December 2001	186,700	--	186,700	$2.75	1.9
March 2003	355,000	--	355,000	$6.30	3.0
September 2003	198,000	--	198,000	$10.59	3.5
February 2004	120,000	--	120,000	$14.19	3.9
September 2004	143,000	--	143,000	$11.40	4.5
October 2004	128,000	--	142,300	$12.24	4.6

Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Fiscal Year Ended March 31,
	2005	2004	2003
Numerator:
Basic:
Net income available to common stockholders	$4,158,264	$7,524,056	$5,324,928
Diluted:
Net income available to common stockholders	$4,158,264	$7,524,056	$5,324,928
Add: interest on convertible debt	157,760	341,911	$499,472
Net income available to common stockholders	$4,316,024	$7,865,967	$5,824,400
Denominator:
Basic weighted average number of common shares outstanding	12,788,269	11,534,889	10,969,287
Dilutive effect of common stock options and warrants	749,501	2,296,545	2,293,408
Dilutive effect of convertible debt	1,135,007	1,593,993	2,293,261
Diluted weighted average number of common shares outstanding	14,672,777	15,425,427	15,555,956
Earnings per share:
Net income per common share - basic	$0.33	$0.65	$0.49
Net income per common share - diluted	$0.29	$0.51	$0.37

As discussed in Note 5, we have a convertible debt agreement of which the holder has the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for fiscal years 2005, 2004 and 2003 results in this convertible debt security being dilutive.  Additionally, for the fiscal years 2005, 2004 and 2003, potential dilutive common shares issuable under options and warrants of 170,000, 142,300 and 0 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Treasury Stock

We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 600,000 shares to our stock buyback program. Under this program, we repurchased 604,900, 4,000 and 97,000 shares of our common stock for an average price of $10.93, $9.11 and $6.00 per share during the fiscal years ended March 31, 2005, 2004 and 2003, respectively. These shares were subsequently retired. Furthermore, as referred to in Note 5, we purchased 501,817 shares upon the exercise of warrants which were subsequently retired.

Note 8.	Deferred Income

For fiscal years 2005 and 2004, we recorded $178,835 and $443,778, respectively, of deferred income related to finance fees and interest income from loans made to development projects. Deferred income is amortized over the terms of the loans and is reported in the consolidated statements of operations as interest income. During fiscal years March 31, 2005, 2004 and 2003, we recognized $145,833, $1,234,157 and $109,793, respectively, as interest income. At March 31, 2005 and 2004, $178,835 and $145,833, respectively, of deferred income had not been recognized and is included on the consolidated balance sheet.

Note 9.	Segment Reporting

We operate in two major business segments (i) gaming and (ii) other. The gaming segment consists of IC-BH, DCC and Route 66 Casinos. For fiscal year 2003, we reported “Real Estate” as an operating segment and included gain on land sale as a component of revenue in our consolidated statement of operations for fiscal year 2003. Effective during fiscal year 2004, we no longer consider “Real Estate” an operating segment. We have retained $589,916 associated with gain on land sale within operating revenue in our consolidated statement of operations for fiscal year 2003 to conform amounts to those reported historically. The segment table for fiscal year 2003, below, reclassifies gain on land sale of $589,916 as “Other Revenue” due to the removal of real estate as a segment.

Summarized financial information for our reportable segments is shown in the following table. The “Other” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Year Ended March 31, 2005
	Gaming	Other	Totals

Revenue	$5,660,909	$67,610	$5,728,519
Segment profit (loss)	7,203,873	(362,815)	6,841,058
Segment assets	32,122,882	4,542,182	36,665,064
Investment in Isle of Capri Black - Hawk, L.L.C.	17,681,299	-	17,681,299
Investment in Route 66 Casinos, L.L.C.	3,645,423	-	3,645,423
Investment in Sunrise Land and Mineral Corporation	-	320,607	320,607
Interest expense	1,722,979	-	1,722,979
Interest income	1,120,500	562,563	1,683,063
Earnings from Isle of Capri-Black Hawk, L.L.C.	5,888,031	-	5,888,031
Earnings from Route 66 Casinos, L.L.C.	1,811,914	-	1,811,914
Loss from Sunrise Land and Mineral Corporation	-	(51,143)	(51,143)

	As of and for the Year Ended March 31, 2004
	Gaming	Other	Totals

Revenue	$3,643,037	$97,414	$3,740,451
Segment profit (loss)	11,687,744	(349,818)	11,337,926
Segment assets	30,368,997	4,411,090	34,780,087
Investment in Isle of Capri Black - Hawk, L.L.C.	15,708,324	-	15,708,324
Investment in Route 66 Casinos, L.L.C.	1,852,828	-	1,852,828
Investment in Sunrise Land and Mineral Corporation	-	371,750	371,750
Interest expense	3,095,077	-	3,095,077
Interest income	4,018,308	785,673	4,803,981
Equity in earnings of Isle of Capri-Black Hawk, L.L.C.	10,175,236	-	10,175,236
Equity in earnings of Route 66 Casinos, L.L.C.	1,068,230	-	1,068,230

	As of and for the Year Ended March 31, 2003
	Gaming	Other	Totals

Revenue	$-	$692,242	$692,242
Segment profit (loss)	7,377,160	246,141	7,623,301
Segment assets	40,200,565	4,105,723	44,306,288
Investment in Isle of Capri Black - Hawk, L.L.C.	8,633,782	-	8,633,782
Investment in Route 66 Casinos, L.L.C.	789,473	-	789,473
Interest expense	2,436,117	-	2,436,117
Interest income	1,912,194	980,444	2,892,638
Equity in earnings of Isle of Capri-Black Hawk, L.L.C.	9,450,807	-	9,450,807
Equity in earnings of Route 66 Casinos, L.L.C.	87,274	-	87,724

 Reconciliation of reportable segment assets to our consolidated totals is as follows:

	March 31,
	2005	2004	2003

Total assets for reportable segments	$36,665,064	$34,780,087	$44,306,288
Cash not allocated to segments	3,846,195	3,528,631	3,968,146
Notes receivable not allocated to segments	3,977,135	5,039,586	9,489,612
Income tax receivable	113,288	2,522,000	-
Deferred tax asset	618,283	-	-
Furniture, fixtures and equipment	110,549	80,753	43,399
Total assets	$45,330,514	$45,951,057	$57,807,445

Reconciliation of reportable segment revenues to our consolidated totals is as follows:

	Year Ended March 31,
	2005	2004	2003

Total revenue for reportable segments	$5,728,519	$3,740,451	$692,242
Interest income allocated to reportable segments	1,683,063	4,803,981	$2,892,638
Total revenue	$7,411,582	$8,544,432	$3,584,880

Note 10.	401(k) Plan

We have a 401(k) plan with Administaff under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, we may make discretionary matching contributions of 100% of employee contributions up to 3% of employees' compensation and 50% of up to the next 2% of employees' compensation. Employees vest in Company contributions immediately. Our discretionary contributions for fiscal years 2005, 2004 and 2003, were $33,535, $14,788 and $12,805, respectively.

Note 11.	Related Party Transactions

The Company has outstanding notes receivable from each of CCH and SI. (See Note 4 for a detailed description of these notes receivable.) CCH is our largest shareholder, beneficially owning 19% of our total outstanding common stock as of March 31, 2005. We also guaranteed $100,000 of loans payable by SI to third parties. At the time of the original extension of credit to SI and the guarantee of its debt, SI was a related party because of the involvement of a former director of the Company in SI. At March 31, 2005, we had a note receivable of $226,370 from Sunrise, of which we own 50%.

The Company's Board of Directors has previously approved these related party transactions. Effective June 16, 2004, the Company is required to obtain pre-approval from the Audit Committee (comprised of independent directors) of the Company's Board of Directors for any related party transactions.

Note 12.	Commitments and Contingencies

We have office space in Houston, Texas, under a five year non cancelable operating lease ending December 31, 2006. In December, 2004, we expanded our office space and extended our office lease to August 2011. The expected remaining future annual minimum lease payments as of March 31, 2005 are as follows:

Fiscal Year Ended March 31,

2006	$184,312
2007	211,837
2008	213,318
2009	217,762
2010	223,688
2011	229,613
2012	192,579
$1,473,109

Rent expense for the fiscal years ended March 31, 2005, and 2003 was $63,606, $68,711 and $62,241, respectively.

We have guaranteed River Rock Casino’s operating lease  for approximately $213,000.

As discussed in Note 11, we have guaranteed debt of $100,000 to third parties on behalf of SI for the performance of the repayment obligations. In the event of SI's nonperformance under the terms of the obligations, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt. At March 31, 2005, we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $3.5 million.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into a management contract, to fund development of casinos on the Indian lands. The La Jolla Development Agreement requires us to use commercially reasonable efforts to assist the La Jolla Band in obtaining one or more sources of additional financing for its casino project. If necessary to obtain third party financing, we have agreed to act as guarantor of up to 100% of the financing. Currently, it appears that third-party financing will be available for this project, with a limited guarantee by us. However, there can be no assurance that third-party financing will be available for this project. The Development Agreement provides that to the extent the La Jolla Band is unable to obtain financing from third parties, we will be required to provide financing of the project, up to $25.0 million.

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

Note 13.	Legal Proceedings

We and our subsidiaries are, from time to time, defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting us and our subsidiaries.

Route 66 Casinos. On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos. Route 66 Casinos was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group’s agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Route 66 Casinos Operating Agreement, governed the relationship of the parties relating to the Route 66 Casinos gaming operation. Pursuant to this agreement, we are to receive 51% of the net revenue received by Route 66 Casinos from the gaming operation. This agreement, which was signed by both us and The Gillmann Group, contains an arbitration clause. We also loaned The Gillmann Group the amount of $250,000, which has been repaid to us.

In addition to the operating agreement, the parties also entered into a right of first refusal agreement, whereby The Gillmann Group agreed to offer us the right to partner on future gaming projects. We believe that The Gillmann Group and Mr. Gillmann have breached each of these agreements.

We initiated arbitration proceedings pursuant to the Route 66 Casinos Operating Agreement; however, The Gillmann Group and Mr. Gillmann refused to participate on the ground that they believed the operating agreement is invalid. We then filed a lawsuit in state district court on October 3, 2002, in Harris County, Texas (Nevada Gold & Casinos, Inc. v. American Heritage, Inc., et al. (No. 2002-51378)), initially seeking to recover payment pursuant to the promissory note. We have since amended our claims to include breach of contract, breach of fiduciary duty, fraud and other claims related to The Gillmann Group’s repudiation of the Route 66 Casinos Operating Agreement and right of first refusal agreement.

The Gillmann Group then filed a lawsuit in state district court on October 4, 2002, in Clark County, Nevada (American Heritage, Inc., et al. v. Nevada Gold & Casinos, Inc., et al. (No. A457315)). In its lawsuit, The Gillmann Group seeks judicial dissolution of Route 66 Casinos and seeks a declaratory judgment that the operating agreement is void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court, and the related lawsuit in Texas was stayed pending the outcome of the Nevada appeal.  On April 28, 2005 the Nevada Supreme Court ruled that the dispute was not subject to arbitration.  In response, the Texas court lifted the stay of proceedings and scheduled the case for trial in September 2005.

Rinaldo Corporation. On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against the Company in the Superior Court of the State of California (No. S-1500-CV 253969 AEW).   According to the Complaint, Rinaldo Corporation (“Rinaldo”) and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation.  In the Complaint, Rinaldo claims that the Company and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe.  Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks up to $50 million in damages and unspecified punitive damages.  Rinaldo also seeks a preliminary and permanent injunction barring the Company and the other defendants from engaging in further acts of alleged interference.  On October 29, 2004, Rinaldo filed its First Amended Complaint.  The Company demurred to Rinaldo’s First Amended Complaint, and, at a hearing on January 5, 2005, the Court orally sustained Nevada Gold’s demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others.  After Rinaldo amended, Nevada Gold answered, generally denying Rinaldo's allegations.  Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity.  On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend.  In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, the sufficiency of which has not yet been tested by demurrer.  Trial in this case is currently scheduled for December 2005.  We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Note 14.	Subsequent Events

On April 25, 2005, our wholly owned subsidiary, CGC Holdings L.L.C., acquired 100% of the common stock of Colorado Grande Enterprises, Inc., which owns the Colorado Grande Casino located in Cripple Creek, Colorado from IC-BH for $6.5 million. We paid $600,000 of the purchase price in cash and issued a promissory note payable to IC-BH for the remaining $5.9 million, which will mature on April 25, 2008. Simple interest will accrue on the outstanding principal of the note at a rate equal to IC-BH's cost of funds plus one percent (1%) per annum. IC-BH's cost of funds is variable, with the rate dependent on the rate under IC-BH's credit facility, which is currently LIBOR plus 350 basis points. The note will mature on April 25, 2008. Our future quarterly tax distributions from IC-BH will be applied to repay the interest and principal due on our $5.9 million note until it is repaid. The note is secured by 100% of the stock in Colorado Grande Enterprises, Inc. IC-BH will record a loss of approximately $4.0 million related to the sale of its Colorado Grande Casino in its fourth quarter of fiscal 2005, which ended April 24, 2005. Our share of the loss was recorded in the fourth quarter of fiscal 2005 (see Note 3).

On May 4, 2005, we, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in Buena Vista Development Company, LLC ("Buena Vista Development") in exchange for an approximately $14.8 million loan and an approximately $200,000 equity investment. Casino Development & Management Company is the manager and the only other owner of Buena Vista Development. We financed the acquisition by drawing $15.0 million on our revolving credit facility. We have no obligation to make any further equity contributions or loans to Buena Vista Development.

In December 2004 Buena Vista Development entered into a Development Agreement with the Buena Vista Rancheria of Me-Wuk Indians for the development of a casino on the tribal lands located near the city of Ione in Amador County, California. Ione is approximately 40 miles southeast of Sacramento and approximately 40 miles northeast of Stockton. The multi-level casino is expected to accommodate approximately 2,000 slot machines, 80 gaming tables, restaurant and dining facilities, a retail shop and an approximately 3,600 space multi-level parking garage. Under the Development Agreement, Buena Vista Development is entitled to receive a development fee equal to approximately 25% of the net income from the casino for a term of seven years after the casino opens.

The terms of our loan to Buena Vista Development provide for interest at the rate of prime plus 1%, with payments to be made from any third party permanent financing for the casino project or the first revenues received by Buena Vista Development under the Development Agreement. The loan is prepayable at any time without a penalty. Our initial 20% ownership interest in Buena Vista Development will increase by five percentage points at the end of every 6-month period that the loan remains outstanding, up to a maximum of an additional 20%, for a total of 40%.

Buena Vista Development will use the proceeds from the capital contribution and loan from Nevada Gold BVR to repay certain loans made by Casino Development and Management Company to Buena Vista Development for development costs of the project. The development of the project is subject to the receipt of regulatory approvals.

In May 2005, the holder of our $3.3 million convertible note converted $1.8 million of principal into 600,000 shares of our common stock at a conversion price of $3.00 per share.

Note 15.	Quarterly Financial Information (Unaudited)

	Revenues	Earnings from unconsolidated affiliates	Income before income tax expense	Net income applicable to common stockholders	Diluted earnings per common share(c)
	(in thousands, except per share amounts)
Fiscal Year ended March 31, 2005
First quarter (a)	$1,834	$2,820	$2,660	$1,724	$0.11
Second quarter (a)	1,544	2,065	1,785	1,106	0.08
Third quarter (a)	1,699	1,879	1,335	828	0.06
Fourth quarter (a)	2,335	885	1,061	500	0.04
Fiscal Year ended March 31, 2004
First quarter (b)	$1,637	$2,859	$2,514	$1,674	$0.12
Second quarter (b)	2,688	2,849	3,331	2,184	0.15
Third quarter (b)	2,681	2,876	2,795	1,808	0.12
Fourth quarter (b)	1,538	2,659	2,698	1,858	0.12

(a)
During fiscal year 2005, the credit enhancement fee increased from $3.6 million to $5.7 million. The increase was mainly related to the completion of River Rock Casino’s parking structure. Earnings from IC-BH decreased from $10.2 million to $5.9 million. The decrease was mainly caused by the construction disruption for IC-BH’s expansion and our share of $1.7 million impairment charge for the Colorado Grande Casino property. We continued expand our development resources and operation in response to our growth.

(b)
During fiscal year 2004, we began earning a credit enhancement fee from the River Rock Casino project, starting June 2003. The credit enhancement fee income was $3.6 million during fiscal year 2004. Also, interest income increased by $1.9 million mainly related to the loans made in conjunction with the River Rock Casino project. In September 2003, with the opening of Route 66 Casino, equity in earnings increased related to an increase in gaming machines placed in Route 66 Casino. We increased our development resources and corporate support structure in an effort to identify potential gaming opportunities. Additional costs related to loan issuance costs were also incurred.

(c)
The sum of individual quarterly diluted earnings per share amounts may not agree with year-to-date diluted earnings per share amounts as a result of each period's computation being based on the weighted average number of common shares outstanding during the period.

Isle of Capri Black Hawk, L.L.C.

Consolidated Financial Statements

Contents

Report of Independent Auditors	F-28

Audited Consolidated Financial Statements

Consolidated Balance Sheets, April 24, 2005 and April 25, 2004	F-29
Consolidated Statements of Income, Fiscal Years Ended April 24, 2005,
April 25, 2004 and April 27, 2003	F-30
Consolidated Statements of Members’ Equity, Fiscal Years Ended April 24, 2005,
April 25, 2004 and April 27, 2003	F-31
Consolidated Statements of Cash Flows, Fiscal Years Ended April 24, 2005,
April 25, 2004 and April 27, 2003	F-32
Notes to Consolidated Financial Statements	F-33

Report of Independent Registered Public Accounting Firm

The Members of Isle of Capri Black Hawk, L.L.C.

We have audited the accompanying consolidated balance sheets of the Isle of Capri Black Hawk, L.L.C. (the Company) as of April 24, 2005 and April 25, 2004, and the related consolidated statements of income, members’ equity, and cash flows for the years ended April 24, 2005, April 25, 2004 and April 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Isle of Capri Black Hawk, L.L.C. at April 24, 2005 and April 25, 2004 and the consolidated results of their operations and their cash flows for the years ended April 24, 2005, April 25, 2004 and April 27, 2003, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
June 13, 2005

Isle of Capri Black Hawk, L.L.C.

Consolidated Balance Sheets
(Dollars in thousands)

	April 24, 2005	April 25, 2004
Assets
Current assets:
Cash and cash equivalents	$14,680	$28,438
Accounts receivable - trade	856	750
Accounts receivable - related parties	28	11
Deferred income taxes	334	333
Prepaid expenses and other	1,463	1,753
Assets of discontinued operations	7,413	2,044
Total current assets	24,774	33,329
Property and equipment, net	218,174	157,912
Other assets:
Deferred financing costs, net of accumulated
amortization of $2,594 and $1,620, respectively	2,597	3,571
Restricted cash	-	43
Goodwill	14,665	14,665
Other intangible assets	12,200	12,200
Prepaid deposits and other	332	575
Deferred income taxes	2,685	-
Assets of discontinued operations	-	10,020
Total assets	$275,427	$232,315
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$1,767	$1,853
Accounts payable - trade	10,242	1,410
Accounts payable - related parties	2,343	2,051
Accrued liabilities:
Interest	1,640	1,075
Payroll and related expenses	4,276	5,091
Property, gaming and other taxes	5,455	2,830
Progressive jackpot and slot club awards	3,534	3,264
Other	5,011	1,679
Liabilities of discontinued operations	746	1,020
Total current liabilities	35,014	20,273

Long-term debt, less current maturities	188,173	163,940
Deferred income taxes	-	242
Liabilities of discontinued operations	-	209

Members' equity:
Casino America of Colorado, Inc.	28,833	26,786
Blackhawk Gold, Ltd.	23,085	21,541
Accumulated other comprehensive income (loss)	322	(676)
Total members' equity	52,240	47,651

Total liabilities and members' equity	$275,427	$232,315

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Income
(Dollars in thousands)

	Fiscal Year Ended
	April 24, 2005	April 25, 2004	April 27, 2003
Revenues:
Casino	$152,674	$164,089	$108,623
Rooms	5,665	5,602	5,702
Food, beverage and other	18,328	18,189	13,507
Gross revenues	176,667	187,880	127,832
Less promotional allowances	38,079	38,965	23,120
Net revenues	138,588	148,915	104,712

Operating expenses:
Casino	23,188	22,306	15,565
Gaming taxes	29,125	31,466	20,911
Rooms	1,546	1,432	1,414
Food, beverage and other	3,730	3,391	3,300
Facilities	7,438	6,899	4,323
Marketing and administrative	33,864	35,044	20,404
Management fees	6,374	7,173	5,197
Depreciation	9,936	8,424	5,855
Total operating expenses	115,201	116,135	76,969

Operating income	23,387	32,780	27,743

Interest expense	(9,461)	(10,772)	(5,629)
Interest income	71	126	14

Income from continuing operations
before income tax	13,997	22,134	22,128
Income tax (benefit) provision	(2,642)	(111)	138
Income from continuing operations	16,639	22,245	21,990
Gain (loss) from discontinued
operations (including goodwill
impairment of $3,960), net of income tax
(benefit) provision of $(186), $211 and $72
for 2005, 2004 and 2003, respectively	(2,946)	1,418	(11)
Net income	$13,693	$23,663	$21,979

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Members' Equity
(Dollars in thousands)

			Accumulated
			Other	Total
	Casino America	Blackhawk	Comprehensive	Members'
	of Colorado, Inc.	Gold, Ltd.	Loss (Income)	Equity

Balance, April 28, 2002	$12,927	$11,143	$(360)	$23,710
Net income	12,528	9,451	-	21,979
Unrealized loss on interest
rate swap contract	-	-	(1,647)	(1,647)
Comprehensive income				20,332
Members' distributions	(7,286)	(5,555)	-	(12,841)
Balance, April 27, 2003	18,169	15,039	(2,007)	31,201
Net income	13,488	10,175	-	23,663
Unrealized gain on interest
rate swap contract	-	-	1,331	1,331
Comprehensive income				24,994
Members' distributions	(4,871)	(3,673)	-	(8,544)
Balance, April 25, 2004	26,786	21,541	(676)	47,651
Net income	7,805	5,888	-	13,693
Unrealized gain on interest
rate swap contract	-	-	998	998
Comprehensive income				14,691
Members' distributions	(5,758)	(4,344)	-	(10,102)
Balance, April 24, 2005	$28,833	$23,085	$322	$52,240

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Fiscal Year Ended
	April 24, 2005	April 25, 2004	April 27, 2003
Operating activities
Net income	$13,693	$23,663	$21,979
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	10,340	8,715	5,855
Amortization of deferred financing costs	974	1,035	417
Deferred income taxes	(3,116)	40	57
Goodwill impairment charge	3,958	-	-
Changes in operating assets and liabilities, net of
effect of acquisitions:
Accounts receivable	195	76	(184)
Income tax receivable (payable)	397	(154)	-
Prepaid expenses and other assets	133	964	(128)
Intercompany receivables	(44)	(8)	-
Accounts payable and accrued liabilities	1,672	(2,465)	670
Net cash provided by operating activities	28,202	31,866	28,666

Investing activities
Purchases of property and equipment, net	(56,600)	(14,093)	(6,943)
Net cash paid for acquisitions	-	(948)	(80,313)
Sale (purchase) of short-term investments	-	13,987	(13,987)
Decrease (increase) in restricted cash	43	14	(44)
Net cash used in investing activities	(56,557)	(1,040)	(101,287)

Financing activities
Proceeds from debt	-	165,000	105,000
Net increase in line of credit	26,000	-	-
Principal payments on debt and cash paid to retire debt	(1,853)	(171,324)	(12,801)
Deferred financing costs	-	(1,123)	(2,274)
Distributions to members	(10,102)	(8,544)	(12,841)
Net cash provided by (used in) financing activities	14,045	(15,991)	77,084

Net increase (decrease) in cash and cash equivalents	(14,310)	14,835	4,463
Cash and cash equivalents at beginning of year	30,343	15,508	11,045
Cash and cash equivalents at end of year	$16,033	$30,343	$15,508
Supplemental disclosure of cash flow information:
Cash payments for interest	$9,323	$9,822	$5,128
Cash payments for income taxes, net of refunds	$(160)	$-	$-
Supplemental schedule of noncash investing and financing activities:
Construction costs funded through accounts payable	$12,390	$-	$-

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation

Isle of Capri Black Hawk, L.L.C. (“the Company” or the “Isle-Black Hawk”), a Colorado limited liability company, operates two casino entertainment facilities in Black Hawk, Colorado, and discontinued operations at its third casino entertainment facility in Cripple Creek, Colorado, as more fully described in Note 13. The Company is owned by Casino America of Colorado, Inc., a wholly owned subsidiary of Isle of Capri Casinos, Inc., and Blackhawk Gold, Ltd., a wholly owned subsidiary of Nevada Gold & Casinos, Inc.

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

On July 29, 1997, Casino America of Colorado, Inc., Isle of Capri Casinos, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. also entered into a members agreement which addressed the development of the Isle-Black Hawk, management of the Company, additional capital contributions, and other matters. Casino America of Colorado, Inc. has an ownership interest in the Company of 57% and Blackhawk Gold, Ltd. has an ownership interest in the Company of 43%. Profits and losses of the Company are allocated in proportion to ownership interests. The Isle-Black Hawk’s original casino commenced operation in December 1998. The property currently consists of a land-based casino with 1,328 slot machines and 21 table games, a 237-room hotel, and 1,100 parking spaces in an attached parking garage. The Isle-Black Hawk also offers customers a wide variety of non-gaming amenities, including a 92-seat Farraddays' restaurant, a 244-seat Calypso's buffet, a 32-seat Tradewinds Marketplace and a 4,000 square foot event center that can be used for meetings and entertainment.

On April 22, 2003, the Company acquired CCSC/Blackhawk, Inc. (the “Colorado Central Station”) and Colorado Grande Enterprises, Inc. (the “Colorado Grande”) through its wholly owned subsidiary, IC Holdings Colorado, Inc. The Colorado Central Station operation consists of a land-based casino in Black Hawk, Colorado, with 697 slot machines and 20 table games. The Colorado Grande operation consists of a land-based casino in Cripple Creek, Colorado, with 214 slot machines.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday of April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this system necessitates a 53-week year.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Isle of Capri Black Hawk, L.L.C. and its subsidiaries, Isle of Capri Black Hawk Capital Corp., IOC - Black Hawk Distribution Company, L.L.C. and IC Holdings Colorado, Inc. IC Holdings Colorado, Inc. has two subsidiaries - CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to fiscal 2004 financial statements to conform to the fiscal 2005 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include assessing the recoverability of goodwill, other intangible assets, and deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

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

Goodwill and Other Intangible Assets

Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the value of trademarks acquired. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires that these assets be reviewed for impairment at least annually. Based on its review, the Company believes that, as of April 24, 2005, there were no impairments of its goodwill and other intangible assets, except as described in Note 4. Additionally, the Company intends to continue to evaluate intangible assets that are not being amortized, at least annually, to determine whether events and circumstances continue to support an indefinite useful life. If these assets are subsequently determined to have a finite useful life, they will be tested for impairment, and then amortized prospectively over the estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of April 24, 2005, there were no impairments of its long-lived assets.

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

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

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

Promotional Allowances and Slot Patrons Incentive Estimates

Net revenues do not include the retail amount of food, beverage, and other items provided gratuitously to customers. These amounts, which are included in promotional allowances, were as follows:

	Fiscal Year Ended
	April 24, 2005	April 25, 2004	April 27, 2003

Rooms	$2,603	$2,750	$2,694
Food and beverage	11,418	11,446	7,762
Other	1,035	984	793
Customer loyalty programs	23,023	23,785	11,871
Total promotional allowances	$38,079	$38,965	$23,120

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

The estimated cost of providing promotional allowances included in casino expense is as follows:

	Fiscal Year Ended
	April 24, 2005	April 25, 2004	April 27, 2003

Rooms	$1,232	$1,459	$1,246
Food and beverage	10,100	9,908	6,143
Other	298	291	225
Total cost of complimentary services	$11,630	$11,658	$7,614

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

Advertising

Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were $3,355, $3,208 and $1,690 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively, with $3,099, $3,047 and $1,690 of those amounts included in income from continuing operations in fiscal 2005, fiscal 2004 and in fiscal 2003, respectively.

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

Self Insurance

The Company is self-insured for various levels of employee medical and life insurance coverage. Self-insurance reserves are estimated based on the Company’s claims experience and are included in current accrued liabilities on the consolidated balance sheets.

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

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

2. Cash and Cash Equivalents

Cash and cash equivalents, is summarized as follows:

	April 24, 2005	April 25, 2004

Cash and cash equivalents, as reported in the
consolidated balance sheets	$14,680	$28,438
Cash and cash equivalents, included in current
assets of discontinued operations, as reported
in the consolidated balance sheets	1,353	1,905

Cash and cash equivalents, as reported in the
consolidated statements of cash flows	$16,033	$30,343

3. Property and Equipment

Property and equipment, excluding items held for sale, consists of the following:

	April 24, 2005	April 25, 2004

Land and land improvements	$45,044	$45,011
Buildings and improvements	121,939	103,398
Furniture, fixtures and equipment	36,867	24,961
Construction in progress	48,535	8,992
Total property and equipment	252,385	182,362
Less accumulated depreciation	34,211	24,450
Property and equipment, net	$218,174	$157,912

Capitalized interest for the fiscal year ended April 24, 2005 was $1,402 and for the fiscal year ended April 25, 2004 was $207. There was no interest capitalized during fiscal year 2003.

4. Goodwill

The Company recorded an impairment charge related to goodwill for the Colorado Grande-Cripple Creek property, representing the difference between the Colorado Grande-Cripple Creek carrying values of $9,842 and their estimated fair values of $5,882. The estimated fair value is based on the estimated sales price, as further detailed in Note 14. The impairment charge is included in loss from discontinued operations on the consolidated statements of income.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

The changes in the carrying amount of goodwill are as follows:

Balance at April 25, 2004	$21,523
Impairment of Colorado Grande - Cripple Creek	(3,960)
Balance at April 24, 2005	$17,563

Goodwill is included in the consolidated balance sheets as follows:

	April 24, 2005	April 25, 2004
Reported as other assets, discontinued operations
in the consolidated balance sheets for
Colorado Grande - Cripple Creek	$2,898	$6,858
Reported as goodwill in the consolidated balance
sheets for Colorado Central Station/Blackhawk	14,665	14,665
	$17,563	$21,523

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

Derivatives - The fair value of the interest rate swap agreements represents the estimated amount the Company would have to pay the counter party if the Company were to terminate the interest rate swap agreements.

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

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	April 24, 2005		April 25, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$14,680	$14,680	$28,438	$28,438
Interest rate swap agreements	322	322	-	-
Restricted cash	-	-	43	43

Financial liabilities:
Senior secured credit facility	$189,350	$189,350	$165,000	$165,000
Interest rate swap agreements	-	-	676	676
BID Bonds	590	590	700	700
Other long-term debt	-	-	93	93

6. Self Insurance Liabilities

In fiscal 2005, Isle of Capri Casinos, Inc. and its subsidiaries, including the Company, established a captive insurance company, Capri Insurance Company (“the Captive”). Prior to the establishment of the Captive, the Company was self insured for workers’ compensation and general liability insurance up to $300 and $1,000 per claim, and the Company had insurance coverage in place for claims made in excess of these stop loss limits. During 2005, the Company transferred open reserved claims to the Captive, in the amount of $1,686, and paid a transfer premium to the Captive for this amount. The Company is assessed an annual premium by the Captive for first layer claims exposure up to the $300 and $1,000 stop loss amounts, respectively for workers’ compensation and general liability. During 2005, the Company paid the Captive $1,330 related to premiums for the year ended April 24, 2005.

The Company’s employee-related healthcare benefits program continues to be self-funded up to a maximum amount per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. The Company’s estimate of liabilities for unpaid claims and incurred but not reported claims totaled $1,200 at April 24, 2005 and $724 at April 25, 2004 and are included in accrued liabilities-payroll related expenses for healthcare benefits in the accompanying consolidated balance sheets. The Company bases accruals on claims filed and estimates of claims incurred but not reported. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover payments on future claims.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

7. Long-Term Debt

Long-term debt consists of the following:

	April 24,	April 25,
	2005	2004

Senior Secured Credit Facility,
non-recourse to Isle of Capri Casinos, Inc. (described below):
Variable rate term loan Tranche C	$163,350	$165,000
Revolver	26,000	-
Notes payable, interest at 90 day LIBOR + 3.00%
issued by the Company, due July 2004;
non-recourse to Isle of Capri Casinos, Inc	-	93
Black Hawk Business Improvement Special Assessment Bonds
District (BID Bonds) (described below)	590	700
	189,940	165,793
Less current maturities	1,767	1,853
Long-term debt	$188,173	$163,940

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

On January 11, 2005, the Company executed a $5.0 million letter of credit related to the bond facility on the construction of public road improvements to and from the property. This letter of credit was issued against the revolving credit facility (See Note 8).

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

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Company was in compliance with these covenants as of April 24, 2005. The Senior Secured Credit Facility is secured by liens on the Company’s assets.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at April 24, 2005 was 5.89%.

Interest Rate Swap Agreements

The Company has interest rate swap agreements with an aggregate notional value of $80.0 million or 42.2% of its variable rate term debt outstanding under the Company’s Senior Secured Credit Facility as of April 24, 2005. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreements terminate as follows: $40.0 million in fiscal 2006 and $40.0 million in fiscal 2008. We evaluate the effectiveness of these hedged transactions on a quarterly basis. We found no portion of the hedging instruments to be ineffective during the fiscal year ended April 24, 2005. Accordingly, no gains or losses have been recognized on these cash flow hedges.

As of April 22, 2005, the three-month LIBOR rate, the variable interest rate, was 1.17%. The Swap Agreements effectively converted $10,000 notional value to 4.145% fixed rate, $10,000 notional value to 4.195% fixed rate, $10,000 notional value to 4.065% fixed rate, $10,000 notional value to 1.39% fixed rate, $10,000 notional value to 1.45% fixed rate, $10,000 notional value to 1.40% fixed rate and $10,000 notional value to 1.65% fixed rate. Each of the rates is before the addition of the applicable spread currently 3.00%. With the addition of the applicable spread, the total interest rate for the debt related to each of the $10,000 notional value Swap Agreements is 7.145%, 7.195%, 7.065%, 4.39%, 4.45%, 4.40% and 4.65%, respectively.

For the fiscal year ended April 24, 2005, comprehensive income was $15,334 as compared to $24,994 for the fiscal year ended April 25, 2004. The accumulated other comprehensive loss balance consists entirely of changes in the fair value of derivative instruments for cash flow hedges. The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts, expressed in present value terms, totaled $322. Based on the maturity dates of the contracts, $322 is classified as short-term receivables, included in “short-term prepaid expenses and other assets” in the accompanying consolidated balance sheets. There was no effect on income related to hedge ineffectiveness.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

At April 24, 2005, the Company does not expect to reclassify any net gains (losses) on derivative instruments from accumulated other comprehensive loss to earnings during the next 12 months due to the payment of variable interest associated with the floating rate debt.

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

Future maturities of long-term debt as of April 24, 2005 are as follows:

For the Fiscal Year Ending
2006	1,767
2007	27,775
2008	160,183
2009	141
2010	74
Total	$189,940

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

8. Commitments

Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at April 24, 2005:

For the Fiscal Year Ending
2006	2,299
2007	2,336
2008	2,385
2009	2,439
2010	2,495
Thereafter	829,069
Total minimum lease payments	$841,023

All future operating minimum lease payments include long-term land lease payments that have various renewal options varying between 10 to 15 years. The Company expects that the Company’s properties will continue in operation and these leases will be renewed for the next 90 years. Total rent expense was $4,761, including contingent rentals of $165, in fiscal 2005; $4,461, including contingent rentals of $243, in fiscal 2004; and $2,248, including contingent rentals of $2, in fiscal 2003. Of these amounts, $4,238, $3,878 and $2,240 were included in income from continuing operations for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

The Company is investing approximately $94 million to increase covered parking for both properties; expand the Isle-Black Hawk, add hotel rooms and a restaurant; connect the properties by means of a skywalk and construct public road improvements to and from the property. Completion of the casino expansion, skywalks, and restaurant and partial completion of the parking garage is expected by early summer of 2005. Substantial completion of the public improvements is planned for summer 2005. The Company was required to obtain a $5.0 million letter of credit related to the bonding facility on the project (See Note 7). Completion of the hotel and the remainder of the parking garage is scheduled for spring of 2006. Through the end of fiscal year 2005, the Company has expended $70.5 million of the planned $94 million for this project.

9. Income Taxes

The income tax (benefit) provision for Colorado Central Station is comprised of the following:

	Fiscal Year Ended
	April 24, 2005	April 25, 2004	April 27, 2003

Current	$286	$90	$249
Deferred	(2,928)	(201)	(111)
	$(2,642)	$(111)	$138

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

A reconciliation of the income tax (benefit) provision for Colorado Central Station to the statutory corporate federal tax rate of 35% is as follows:

	Fiscal Year Ended
	April 24, 2005	April 25, 2004	April 27, 2003

Statutory tax (benefit) provision	$(2,404)	$(180)	$31
Effect of:
State taxes	(264)	(9)	11
Other:
Political contributions	-	75	-
Fines	26	1	-
Other	-	2	96
Income tax (benefit) provision
from continuing operations	$(2,642)	$(111)	$138

The table above does not include income related to Isle Black Hawk, L.L.C., whose income is subject to tax at its stockholder level. See Note 13 for the income tax (benefit) provision from discontinued operation related to the Colorado Grande.

Significant components of the Colorado Central Station’s net deferred state and federal income tax assets are as follows:

	Fiscal Year Ended
	April 24,	April 25,
	2005	2004
	(In thousands)
Deferred tax assets:
Accrued expenses	$357	$379
Net operating losses	4,652	929
Other	91	1
Total deferred tax assets	5,100	1,309
Deferred tax liabilities:
Property and equipment	2,072	1,186
Other	9	32
Total deferred tax liabilities	2,081	1,218
Net deferred tax asset	$3,019	$91

Net current deferred tax asset	$334	$333
Net non-current deferred tax asset (liability)	2,685	(242)
Net deferred tax asset	$3,019	$91

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

Colorado Central Station has federal net operating losses of approximately $11,739. These carryforwards expire in 2024 and 2025, and can be utilized only to offset losses of Colorado Central Station and no other members of the Company. No valuation allowance has been established for these assets as the Company believes that it is more likely than not that the losses will be utilized before their applicable expiration, based on the Company's evaluation of available sources of taxable income. The Company has established a valuation allowance of $1,511 on deferred tax assets related to losses attributable to the Colorado Grande. The valuation allowance was recorded in the income statement in discontinued results of Colorado Grande.

10. Litigation

The Company is subject to certain claims and lawsuits that have been filed in the normal course of business. Management does not believe these pending claims and litigation will have a material effect on the consolidated cash flows, financial position, or operations of the Company.

11. Employee Benefit Plans

401(k) Plan

The Company has a defined-contribution, profit sharing plan, including 401(k) plan provisions, covering substantially all of its employees. The Company’s contribution expense related to this plan totaled $265, $222 and $142 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Of those amounts, $258, $215 and $142 were included in income from continuing operations in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The Company’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

Health Insurance Plan

The Company has a qualified employee health insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below a certain maximum amount, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan totaled $4,902, $4,282 and $2,382 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Of those amounts, the amount included in income from continuing operations was approximately $4,694, $4,105 and $2,323 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

12. Related Party Transactions

Management Agreement Isle of Capri Black Hawk, L.L.C.

On April 25, 1997, the Company entered into a management agreement with Isle of Capri Casinos, Inc., as amended on April 22, 2003, in consideration of the acquisition of CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc., and December 22, 2003, pursuant to the refinancing of the Company’s Senior Secured Credit Facility. (the “Isle-Black Hawk Management Agreement”). Under the Isle-Black Hawk Management Agreement, Isle of Capri Casinos, Inc. manages the casinos of the Company in exchange for a fee. The management fee is equal to 2% of revenues, as defined, plus 10% of operating income, but not to exceed 4% of revenues, as defined. The Company expensed management fees of $6,374 in fiscal 2005, $7,173 in fiscal 2004 and $5,197 in fiscal 2003.

In February 2004, the Company agreed to pay $250 over 12 monthly installments to Isle of Capri Casinos, Inc. for services provided in connection with the establishment of the Tranche C term loan as further discussed in Note 7.

13. Discontinued Operations

On April 25, 2005, the Company and Colorado Grande executed a Stock Purchase Agreement with a subsidiary of Nevada Gold & Casinos, Inc. to sell all outstanding shares of the common stock of Colorado Grande to a subsidiary of Nevada Gold & Casinos, Inc. The aggregate estimated sales price agreed to is $6.5 million payable:

(a.)	$600,000 in cash upon closing and

(b.)	a $5.9 million promissory note secured by the stock of Colorado Grande and Nevada Gold’s future membership distributions from the Company until the note has been fully repaid.

The estimated sales price is to be adjusted by the difference between actual working capital and a target working capital (as defined by the Sales Agreement) on the closing date. The actual working capital is to be determined by Nevada Gold within 45 days of the closing date and reviewed by independent auditors for both parties. The post closing adjustment will be paid in cash to the other party, as necessary to cause the actual working capital to be equal to the target working capital.

Discontinued operations relate to those of the Colorado Grande casino, located in Cripple Creek, Colorado. Results of operations of the Colorado Grande casino are included in the consolidated statements of income as discontinued operations and are shown net of tax effects. The results of operations for the Colorado Grande for prior fiscal years presented were also reclassified and presented as discontinued operations in accordance with SFAS 144.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

Major classes of assets and liabilities, after intercompany eliminations, are included in the consolidated balance sheets as follows:

	April 24, 2005	April 25, 2004
Assets:
Cash and cash equivalents	$1,353	$1,905
Accounts receivable - trade	27	24
Deferred income tax expense	-	21
Prepaid expenses and other	139	94
Property and equipment, net	1,696	1,862
Goodwill	2,898	6,858
Other intangible assets	1,300	1,300
Total assets from discontinued operations	$7,413	$12,064

Liabilities:
Accounts payable - trade	$55	$85
Accounts payable - related parties	110	103
Accrued liabilities	581	832
Other liabilities	-	209
Total liabilities from discontinued operations	$746	$1,229

For the year ended April 24, 2005, assets and liabilities of the Colorado Grande are included on the consolidated balance sheet as current due to the consummation of the sale of the Colorado Grande property on April 25, 2005. 2004 assets and liabilities of the Colorado Grande are classified as discontinued operations, current and long-term, in accordance with their respective existing classifications in the consolidated balance sheet.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

Revenue, expense, and net income (loss) from discontinued operations are summarized as follows:

	Fiscal Year Ended
	April 24, 2005	April 25, 2004	April 23, 2003
Gross revenues	$8,996	$9,940	$199
Less promotional allowances	1,980	2,239	32
Net revenues	7,016	7,701	167

Total operating expenses	10,156	6,074	106

Operating income (loss)	(3,140)	1,627	61

Interest income	(8)	(2)	-
Income (loss) before income taxes	(3,132)	1,629	61
Income tax (benefit) provision	(186)	211	72
Income (loss) from discontinued
operations	$(2,946)	$1,418	$(11)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C.(filed previously as Exhibit 2.1 of to the Company’s Form 8-K, filed April 29, 2005)

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s From 10-QSB filed August 14, 2002)
3.3	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.
3.4	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)
4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)
4.5	Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to the company’s Form S-8, file no. 333-100517)
10.1	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)
10.2
First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K filed July 14, 2004)

10.3	License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)
10.4	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s form 10-QSB, filed February 14, 2002)
10.5	Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.5 to Form S-8 filed October 11, 2002)
10.6(**)
Credit Facility dated June 28, 2004 by and between Nevada Gold & Casinos, Inc. and the Lender (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.) (filed previously as Exhibit 10.6 to the company’s form 10-Q, filed February 10, 2005)

10.7(**)
Amended and Restated Security Agreement dated June 28, 2004 by and among Nevada Gold & Casinos, Inc., Blackhawk Gold, Ltd. and the Lender (portions of this exhibit have been omitted pursuant to a request for confidential treatment and file separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24-b-2 under the Exchange Act.) (filed previously as Exhibit 10.7 to the company’s form 10-Q, filed February 10, 2005)

10.8(**)
Amended and Restated Secured Promissory Note dated June 28, 2004 by and among Nevada Gold & Casinos, Inc. and the Lender (portions of this exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.) (filed previously as Exhibit 10.8 to the company’s form 10-Q, filed February 10, 2005)

10.9(*)	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C
10.10(*)	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.
10.11(*)	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C.

EXHIBIT
14	Code of Ethics (filed previously as Exhibit 14 to Form 10-K filed July 14, 2004)
21	List of Subsidiaries (filed previously as Exhibit 21 to Form 10-K filed July 14, 2004)
23.1 (*)	Consent of Pannell Kerr Forster of Texas, P.C.
23.2(*)	Consent of Ernst & Young LLP
31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	filed herewith
(**)	portions of this exhibit have been omitted pursuant to a request for confidential treatment