Form 10-Q
period 2005-07-24
NEVADA GOLD & CASINOS INC
filed 2005-09-07
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended July 24, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________ to ___________________________

Commission file number 1-15517

Nevada Gold & Casinos, Inc.
(Name of issuer in its charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

3040 Post Oak Blvd.
Suite 675
Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(713) 621-2245

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)      ☒ Yes  ☐ No

The number of common shares outstanding was 13,360,203 as of August 31, 2005.

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - July 24, 2005 (unaudited), April 24, 2005 (unaudited) and March 31, 2005	4
	Condensed Consolidated Statements of Operations - Three Month Periods ended July 24, 2005 (unaudited) and June 30, 2004, (unaudited), and 24 Day Period ended April 24, 2005 (unaudited)	5
	Condensed Consolidated Statements of Shareholders’ Equity - Three Month Period ended July 24, 2005 (unaudited) and 24 Day Period ended April 24, 2005 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows - Three Month Periods ended July 24, 2005 (unaudited) and June 30, 2004, (unaudited), and 24 Day Period ended April 24, 2005 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	39
Item 6	Exhibits	39

FORWARD-LOOKING STATEMENTS
Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of the Company, including statements relating to our business strategy and our current and future development plans.

Although we believe that the assumptions underlying these forward-looking statements are reasonable, any or all of the forward-looking statements in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report will be important in determining the Company’s future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this report or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any further disclosures made on related subjects in the Company’s subsequent reports filed with the Securities and Exchange Commission should be consulted.

Part I. Financial Information

Item 1. Consolidated Financial Statements
Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	July 24,	April 24,	March 31,
	2005	2005	2005
	(unaudited)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,605,313	$2,888,697	$3,846,195
Accounts receivable	1,480,229	1,513,870	794,435
Notes receivable - affiliates, current portion	1,200,000	1,200,000	1,200,000
Income tax receivable	73,673	113,288	113,288
Other current assets	737,945	294,067	227,303
Total current assets	6,097,160	6,009,922	6,181,221

Investments in unconsolidated affiliates	23,670,921	21,646,041	21,647,329
Investments in development projects	6,906,509	6,816,697	6,801,637
Notes receivable - affiliates, net of current portion	2,777,136	2,777,136	2,777,136
Notes receivable - development projects	23,095,294	6,973,813	6,562,323
Goodwill	6,350,705	--	--
Property and equipment, net of accumulated depreciation of $124,617, $76,890 and $73,408 at July 24, 2005, April 24, 2005, and March 31, 2005, respectively	726,343	108,797	110,549
Deferred tax asset	--	566,468	618,282
Other	2,041,765	702,048	632,037
Total assets	$71,665,833	$45,600,922	$45,330,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,491,272	$1,019,594	$1,029,877
Accrued interest payable	227,691	84,830	20,453
Other accrued liabilities	518,720	--	--
Long-term debt, current portion	4,789,999	6,589,999	3,317,499
Deferred tax liability	385,811	--	--
Total current liabilities	7,413,493	7,694,423	4,367,829

Long-term debt, net of current portion and discount	34,585,255	6,366,428	9,632,773
Deferred income	290,744	200,565	178,835
Total liabilities	42,289,492	14,261,416	14,179,437

Commitments and Contingencies	--	--	--

Minority interest	380,516	406,304	299,884

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000 shares authorized; 13,360,203, 12,755,203, and 12,755,203 shares issued and outstanding at July 24, 2005, April 24, 2005, and March 31, 2005, respectively	1,603,224	1,530,624	1,530,624
Additional paid-in capital	16,573,194	14,817,101	14,817,101
Retained earnings	16,089,794	14,501,728	14,419,719
Treasury Stock, 511,500 shares at July 24, 2005	(5,459,603)	--	--
Accumulated other comprehensive income	189,216	83,749	83,749
Total stockholders' equity	28,995,825	30,933,202	30,851,193
Total liabilities and stockholders' equity	$71,665,833	$45,600,922	$45,330,514

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		24 Days Ended
	July 24,	June 30,	April 24,
	2005	2004	2005
Revenues:
Casino	$1,834,855	$--	$--
Food and beverage	500,890	--	--
Other	35,624	16,903	4,507
Credit enhancement fee	1,917,904	1,351,267	702,305
Gross Revenues	4,289,273	1,368,170	706,812
Less promotional allowances	(524,357)	--	--
Net Revenues	3,764,916	1,368,170	706,812

Operating Expenses:
Casino	559,557	--	--
Food and beverage	499,513	--	--
Marketing and administrative	461,434	--	--
Facility	54,334	--	--
Corporate expense	1,437,326	1,126,580	408,982
Depreciation and amortization	89,095	39,336	18,509
Other	27,269	9,129	345
Total operating expenses	3,128,528	1,175,045	427,836
Operating income	636,388	193,125	278,976
Non-operating income (expenses):
Earnings from unconsolidated affiliates	2,492,777	2,819,985	--
Interest expense, net	(342,144)	(150,088)	(38,733)
Minority interest	(290,412)	(202,944)	(106,420)
Income before income tax expense	2,496,609	2,660,078	133,823
Income tax expense	(908,543)	(936,084)	(51,814)
Net income	$1,588,066	$1,723,994	$82,009

Per share Information:
Net income per common share - basic	$0.12	$0.14	$0.01
Net income per common share - diluted	$0.12	$0.12	$0.01

Basic weighted average number of shares outstanding	13,018,868	12,519,769	12,755,203
Diluted weighted average number of shares outstanding	13,990,573	15,410,793	14,247,762

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance at March 31, 2005	12,755,203	$1,530,624	$14,817,101	$14,419,719	$83,749	$--	$30,851,193
Comprehensive income:
Net income	--	--	--	82,009	--	--	82,009
Other comprehensive loss on interest rate swap, net of tax	--	--	--	--	--	--	--
Comprehensive income	--	--	--	--	--	--	82,009
Balance at April 24, 2005	12,755,203	1,530,624	14,817,101	14,501,728	83,749	--	30,933,202
Purchase of treasury stock (511,500 shares), at cost	--	--	--	--	--	(5,459,603)	(5,459,603)
Stock issued for debt conversion	600,000	72,000	1,728,000	--	--	--	1,800,000
Exercise of stock options	5,000	600	13,150	--	--	--	13,750
Tax benefit associated with option and warrant exercises	--	--	14,943	--	--	--	14,943
Comprehensive income:
Net income	--	--	--	1,588,066	--	--	1,588,066
Other comprehensive income on interest rate swap, net of tax	--	--	--	--	73,975	--	73,975
Unrealized gain on securities available for sale	--	--	--	--	31,492	--	31,492
Comprehensive income	--	--	--	--	--	--	1,693,533
Balance at July 24, 2005	13,360,203	$1,603,224	$16,573,194	$16,089,794	$189,216	$(5,459,603)	$28,995,825

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended		24 Days Ended
	July 24,	June 30,	April 24,
	2005	2004	2005
Cash flows from operating activities:
Net income	$1,588,066	$1,723,994	$82,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	47,728	8,763	3,842
Amortization of capitalized development costs	41,367	30,573	14,667
Write-off of project development costs	--	180,850	--
Amortization of deferred income	--	(62,500)	--
Warrants and options issued, beneficial conversion and amortization of deferred loan issuance costs	85,140	268,832	15,399
Minority interest	290,412	202,944	106,420
Distributions from unconsolidated affiliates	768,000	1,185,000	--
Earnings from unconsolidated affiliates	(2,492,777)	(2,819,985)	--
Deferred income tax expense	908,543	936,084	51,814
Income tax refund	39,615	--	--
Changes in operating assets and liabilities:
Receivables and other assets	(592,615)	(256,909)	(865,454)
Accounts payable and accrued liabilities	1,223,439	26,348	75,824
Net cash provided by (used in) operating activities	1,906,918	1,423,994	(515,479)
Cash flows from investing activities:
Purchases of real estate and assets held for development	(316,150)	(806,387)	(28,439)
Purchase of property and equipment	(477,274)	(11,078)	(2,090)
Purchase of marketable securities	(813,199)	--	--
Acquisition of Colorado Grande	(638,705)	--	--
Advances on notes receivable	(16,126,481)	(1,935,076)	(421,490)
Collections of notes receivable	5,000	--	10,000
Advances on notes receivable - affiliates	--	(11,962)	--
Collections of notes receivable - affiliates	--	300,000	--
Net cash used in investing activities	(18,366,809)	(2,464,503)	(442,019)
Cash flows from financing activities:
Repayment on term loan with IC-BH	(716,440)	--	--
Repayments on credit facilities, net	23,000,000	--	--
Deferred loan issuance costs	(345,000)	(237,472)	--
Acquisition of common stock	(5,459,603)	--	--
Cash proceeds from exercise of stock options and warrants	13,750	2,006,222	--
Cash distribution to minority interest owners	(316,200)	(177,475)	--
Net cash provided by financing activities	16,176,507	1,591,275	--

Net increase (decrease) in cash and cash equivalents	(283,384)	550,766	(957,498)
Cash and cash equivalents at beginning of period	2,888,697	3,528,631	3,846,195
Cash and cash equivalents at end of period	$2,605,313	$4,079,397	$2,888,697
Supplemental cash flow information:
Cash paid for interest	$523,808	$346,773	$--

Non-cash Financing Activities:
Note payable issued for the purchase of Colorado Grande Casino	$5,900,000	$--	$--
Debt conversion to equity	$1,800,000	$--	$--
Treasury Stock purchased by the issuance of a note payable	$--	$6,545,000	$--
Advance from $40.0 million revolving credit facility for repayment of convertible note	$--	$7,915,671	$--

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Notes to Consolidated Financial Statements

Note1.	Background and Basis of Presentation

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

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The consolidated balance sheet as of March 31, 2005 has been derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. generally accepted accounting principles. For further information, please refer to and read these interim consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended March 31, 2005 included in Form 10-K.

The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of operations to be expected for the entire fiscal year or future periods.

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

Note 2.	Change in Fiscal Year

On June 6, 2005, the Company changed its fiscal year to end on the last Sunday in April rather than March 31. The Company has included information for the transition period from April 1 to April 24, 2005 in this Form 10-Q pursuant to Rule 13a-10 of the Securities Exchange Act of 1934, as amended.

References in this Form 10-Q to the first quarter of fiscal year 2006 refer to the three month period ended July 24, 2005. References in this Form 10-Q to the first quarter of fiscal year 2005 refer to the three month period ended June 30, 2004. The Company has not submitted financial information for the three month period ended July 25, 2004 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Management believes that the three month period ended June 30, 2004 provides a meaningful comparison to the first quarter of fiscal year 2006. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three month period ended July 25, 2004 were presented in lieu of results for the three month period ended June 30, 2004.

Note 3.	Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. We also consolidate entities in which our ownership interest may be variable and we are the primary beneficiary of the risks and rewards of the entities' activities. For consolidated entities, we record minority interests for the portions we do not own. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. See Note 4 for our investments in unconsolidated affiliates.

Equity Method of Accounting

Our investments in Isle of Capri - Black Hawk, LLC (“IC-BH”), Restaurant Connections International, Inc. (“RCI”), Route 66 Casinos, LLC (“Route 66 Casinos”), Buena Vista Development Company, LLC (“Buena Vista Development”) and Sunrise Land and Mineral Corporation (“Sunrise”) are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year) and approximately one month in arrears for Route 66 Casinos (which has a fiscal year ending on March 31) and Buena Vista Development (which has a calendar fiscal year). Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

We utilize the equity method of accounting for our interest of 51% in Route 66 Casinos because the operating activities of the joint venture are currently controlled by the minority venturer. As disclosed in Part II - Item 1 of this quarterly report, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading "Use of Estimates".

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

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting (See “Equity Method of Accounting”) because we do not receive current revenue and expense information from the venture as a consequence of ongoing litigation (See Note Part II - Item 1 of this quarterly report). The estimated revenues are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results may materially and adversely vary from our estimates.

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

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method. We make advances to Indian tribes and other third parties under executed promissory notes for project costs related to the development of gaming/entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with Indian tribes and other third parties to provide financing in connection with their efforts to secure and develop gaming/entertainment operations. Repayment terms are largely dependent upon the operating performance of each gaming/entertainment project for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the project to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance (See Note 5).

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

Mining Properties and Claims

We capitalize costs of acquiring and developing mineral claims until the properties are placed into production. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Mining properties are recorded at their acquisition price. Upon commencement of production, costs are amortized on a units-of-production basis. At July 24, 2005, management believes the net realizable value of the mineral reserves is in excess of our costs.

Real Estate Held for Development

Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado, and Nevada County, California and related development costs and capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

Property and Equipment

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

Goodwill and Other Intangible Assets

At July 24, 2005, we had goodwill with an indefinite useful life of $6.4 million originating from the purchase of the Colorado Grande Casino, representing 9% of total assets. Goodwill was recorded due to the purchase price of the Colorado Grande Casino being in excess of the fair value of the gaming assets acquired. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 during the three month period ended July 24, 2005 and determined that the goodwill associated with our Colorado Grande-Cripple Creek casino was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

Marketable Securities Available for Sale

Marketable securities consist of shares of publicly traded securities held by us. The marketable securities available for sale are primarily equity securities which we buy with the intention of holding as a long-term investment. These securities are carried at fair value with changes in fair value recorded in other comprehensive income in the stockholders’ equity section of our consolidated balance sheet.

Inventories

Inventories generally consist of food and beverage and retail merchandise, and are stated at the lower of cost or market. Cost is determined by the weighted average method.

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

Revenue Recognition

We record revenues from credit enhancement fees, interest on notes receivable and royalties on the accrual basis as earned. The date on which payments are collected may vary dependent upon the term of the contracts or note receivable agreements. For certain notes receivable related to Indian gaming projects, interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the project to cover the interest to be earned under the respective notes. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots which are recorded as a progressive slot jackpot liability. Revenues from food, beverage, entertainment, and the gift shop are recognized at the time the related service or sale is performed or made.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. Therefore, net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. The Company records the redemption of coupons and points for cash as a reduction of revenue. These amounts are included in promotional allowances in the accompanying consolidated statements of operations. The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of operations was as follows:

Three Months Ended
July 24, 2005
Food and beverage	$267,888
Other	6,711
Total cost of complimentary services	$274,599

Corporate Expense

Corporate expense represents unallocated payroll, professional fees and various other expenses not directly related to our casino operations.

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

Lease Guarantees

Lease guarantees are accounted for in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees,  Including Indirect Guarantees of Indebtedness of Others.” FIN 45 establishes disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics.

Comprehensive Income

We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, we have presented the components of comprehensive income below net income on the face of the consolidated statements of stockholders’ equity.

Comprehensive income consisted of the following:

	Three Months Ended		24 Days Ended
	July 24, 2005	June 30, 2005	April 24, 2005
Net income	$1,588,066	$1,723,944	$82,009
Other comprehensive income:
Interest rate swap, net of tax	73,975	140,324	--
Unrealized gain on securities available for sale	31,492	--	--
Comprehensive income	$1,693,533	$1,864,268	$82,009

Stock-Based Compensation

We have adopted SFAS No. 123, “Accounting for Stock Based Compensation.” Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under APB No. 25 “Accounting  for Stock Issued to Employees,” and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based  Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123” (“SFAS No. 148”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected not to change to the fair value based method of accounting for stock based compensation. Additionally, the SFAS No. 148 amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123. During the three month periods ended July 24, 2005 and June 30, 2004 and the 24 day period ended April 24, 2005, there were no options issued to employees.

Treasury Stock

We account for treasury stock using the cost method and report it in our consolidated balance sheet as a reduction to stockholders’ equity.

Earnings Per Share

Earnings per share are accounted for in accordance with the provisions of SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share on the consolidated statement of operations. Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the “treasury stock method” and for convertible debt securities using the “if converted method” (See Note 7).

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters and provide for an exposure if the potential loss is justified to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of July 24, 2005, we did not record any accrued litigation liability.

Note 4.	Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting under APB No.18. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of July 24, 2005, the amount of consolidated retained earnings which represent undistributed earnings from our unconsolidated affiliates is approximately $20.8 million. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net Ownership
	Interest			Investment
	July 24,	April 24,	March 31,	July 24,	April 24,	March 31,
Unconsolidated Affiliates:	2005			2005
	(Percent)
Isle of Capri - Black Hawk, L.L.C.(1)	43	43	43	$19,083,988	$17,681,299	$17,681,299
Route 66 Casinos, L.L.C.(2)	51	51	51	4,076,526	3,644,135	3,645,423
Buena Vista Development Company, L.L.C.(3)	20	--	--	189,800	--	--
Sunrise Land and Mineral Corporation (4)	50	50	50	320,607	320,607	320,607
Restaurant Connections International, Inc.(5)	30	30	30	--	--	--
Total investments in unconsolidated affiliates				$23,670,921	$21,646,041	$21,647,329

	Equity in Earnings
	Three Months Ended		24 Days Ended
	July 24,	June 30,	April 24,
	2005	2004	2005
Unconsolidated Affiliates:
Isle of Capri - Black Hawk, L.L.C. (1)	$2,055,556	$2,388,380	$--
Route 66 Casinos, L.L.C. (2)	437,221	431,605	--
Buena Vista Development Company, L.L.C. (3)	--	--	--
Sunrise Land and Mineral Corporation (4)	--	--	--
Restaurant Connections International, Inc. (5)	--	--	--
Total earnings from unconsolidated affiliates	$2,492,777	$2,819,985	$--

(1)	Separate financial statements for this entity are included herein.
(2)	Equity method of accounting is utilized despite our ownership interest being greater than 50%. See discussion below.
(3)	This is an investment in a gaming development project. See discussion below.
(4)	Represents our equity investment in a real estate investment and development project. See discussion below.
(5)	Investment in RCI was reduced to zero in fiscal year 2000. See discussion below.

We also hold investments in various development projects that we consolidate. Our investments in development projects include real estate, gold mining and gaming facilities. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership			Capitalized Development Costs
	Interest			Investment
	July 24,	April 24,	March 31,	July 24,	April 24,	March 31,
Development Projects:	2005			2005
	(Percent)
Dry Creek Casino, L.L.C.(1)	69	69	69	$1,106,401	$1,142,939	$1,156,318
Gold Mountain Development, L.L.C.(2)	100	100	100	3,363,282	3,357,795	3,357,795
Goldfield Resources, Inc.(3)	100	100	100	480,812	480,812	480,812
Nevada Gold (Tulsa), Inc.(4)	100	100	100	1,420,904	1,339,335	1,326,536
Other(5)				535,110	495,816	480,176
Total investments- development projects				$6,906,509	$6,816,697	$6,801,637

(1)	The remaining 31% that we do not own is recorded as minority interest. See discussion below.
(2)	Acquisition and development costs incurred for 240 acres of real property in the vicinity of Black Hawk, Colorado. See discussion below.
(3)	Acquisition cost incurred for 9,000 acres of mining claim in fiscal year 1999. See discussion below.
(4)	Development cost incurred for Muscogee (Creek) Nation gaming project.
(5)	Development cost incurred for other development projects.

Investments in Unconsolidated Affiliates

Isle of Capri - Black Hawk, L.L.C.

We are a 43% non-operating owner of Isle of Capri-Black Hawk, L.L.C. (“IC-BH”). Isle of Capri Casinos, Inc. (“Isle”) is the 57% operating owner. We use the equity method of accounting to account for our investment in IC-BH. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project and for distributions we receive. Our earnings from IC-BH totaled $2,055,556 and $2,388,380 for the three month period ended July 24, 2005 and June 30, 2004, respectively. During the three month periods ended July 24, 2005 and June 30, 2004, we received distributions of $768,000 and $1,185,000, respectively. The $768,000 was used to pay down our $5.9 million loan with IC-BH associated with the purchase of Colorado Grande Casino. Our investment in IC-BH is $19,083,988, $17,681,299 and $17,681,299 as of July 24, April 24, and March 31, 2005 respectively. Our share of equity of IC-BH is approximately $24.4 million which is approximately $5.4 million in excess of our cost reflected on our consolidated financial statements. This excess is caused by the basis difference in the land we contributed to this joint venture when it was originally formed.

As of July 24, 2005 IC-BH owned and operated two casinos in the state of Colorado. Isle operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. As of July 24, 2005, IC-BH's casino properties are:

Isle of Capri-Black Hawk

The Isle of Capri - Black Hawk Casino commenced operations in December 1998. In December 2001, IC-BH refinanced its indebtedness with a new $90.0 million credit facility. The average interest on this credit facility was estimated to be 6% to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that converted $40.0 million of its floating rate to a fixed rate basis for the following three years. IC-BH uses interest rate swap agreements to hedge interest rate volatility associated with its indebtedness. For three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005, we have included $73,975, $140,324 and $0, respectively, as accumulated other comprehensive income in our statement of stockholders’ equity for these interest rate swap agreements.

Colorado Central Station -Black Hawk

In fiscal 2004, IC-BH completed the acquisition of the Colorado Central Station-Black Hawk from International Game Technology, Inc. IC-BH entered into a $210.6 million Senior Secured Credit Facility (which replaced its prior credit facility) to provide financing for the acquisition of this casino (and the Colorado Grande in Cripple Creek, Colorado, which was subsequently acquired by us from IC-BH) and for expansion of the Colorado Central Station-Black Hawk. In February 2004, the Senior Secured Credit Facility was amended to provide for a $40.0 million Revolving Credit Facility and a $165.0 million Term Loan.

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheets
(unaudited)

	July 24,	April 24,
	2005	2005
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$15,819	$14,680
Accounts receivable - trade	526	856
Accounts receivable - related parties	73	28
Deferred income taxes	343	334
Prepaid expenses and other	3,544	1,463
	--	7,413
Total current assets	20,305	24,774

Property and equipment, net	226,967	218,174
Deferred financing costs, net of accumulated amortization	2,353	2,597
Deferred income taxes asset	4,757	2,685
Goodwill and other intangible assets	26,865	26,865
Prepaid deposits and other	6,051	332
Total assets	$287,298	$275,427

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$1,767	$1,767

Accounts payable - trade	6,608	10,242
Accounts payable - related parties	5,592	2,343
Accrued liabilities:
Interest	1,888	1,640
Payroll and related expenses	4,241	4,276
Property, gaming and other taxes	3,364	5,455
Progressive jackpot and slot club awards	3,437	3,534
Deferred income tax	87	--
Other	5,032	5,011
Liabilities of discontinued operation	--	746
Total current liabilities	32,016	35,014

Long-term liabilities:
Long-term debt, less current maturities	197,760	188,173
Deferred income taxes	2,072	--
Total long-term liabilities	199,832	188,173
Total liabilities	231,848	223,187
Members’ equity:
Members’ equity	54,912	51,918
Accumulated other comprehensive income (loss)	538	322
Total members' equity	55,450	52,240
Total liabilities and members' equity	$287,298	$275,427

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	July 24,	July 25,
	2005	2004
Revenues	(in thousands)
Casino	$42,789	$40,619
Rooms	1,538	1,464
Food, beverage and other	5,146	4,937
Gross revenues	49,473	47,020
Less promotional allowances	(10,117)	(10,228)
Net revenues	39,356	36,792

Operating expenses
Casino	6,131	5,741
Gaming taxes	8,297	7,523
Rooms	380	413
Food, beverage and other	1,196	1,123
Facilities	1,838	1,826
Marketing and administrative	9,222	8,948
Management fees	1,839	1,633
Depreciation and amortization	3,056	2,384
Total operating expenses	31,959	29,591

Operating income	7,397	7,201
Interest expense	(2,857)	(2,272)
Interest income	117	31

Income before income taxes	4,657	4,960
Income tax benefit	123	594
Net income	$4,780	$5,554

Route 66 Casinos, L.L.C.

We are a 51% non-operating owner of Route 66 Casinos, L.L.C. (“Route 66 Casinos”). American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) is the 49% operating owner. We use the equity method of accounting to account for our investment in Route 66 Casinos. Our investment is stated at cost, adjusted for our undistributed earnings or losses of the project. Our earnings from Route 66 Casinos totaled $437,221 and $431,605 for the three month period ended July 24, 2005 and June 30, 2004, respectively. During the three month periods ended July 24, 2005 and June 30, 2004, we did not receive any cash distributions from Route 66 Casinos. Our investment in Route 66 Casinos was $4,076,526, $3,644,135 and $3,645,423 as of July 24, April 24, and March 31, 2005, respectively.

We utilize the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture are currently controlled by the minority venture partner, The Gillmann Group. As disclosed in Part II - Item 1 of this quarterly report, we are involved in pending legal proceedings with The Gillmann Group. The Gillmann Group has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture to the extent necessary to apply the equity method of accounting, as described in more detail below.

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting because we do not receive current revenue and expense information from Route 66 Casinos as a result of ongoing litigation. The estimated revenues are based on published net win numbers provided by the Route 66 Casino, the primary casino property owned and operated by Route 66 Casino, to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to Route 66 Casino by Route 66 Casinos. Estimated expenses are comprised of previously negotiated debt service payments on the 1,250 gaming devices supplied to Route 66 Casino, the supply of parts for the repair of these gaming devices and a monthly overhead fee to The Gillmann Group. The direct expenses related to the debt service of the gaming devices and The Gillmann Group’s monthly overhead fee are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results may vary from our estimates.

The Gillmann Group had three gaming equipment leases with the Laguna Development Corporation (“LDC”), a federally chartered corporation wholly-owned by the Pueblo of Laguna, the second largest pueblo in New Mexico. Effective May 23, 2002, also the effective date of the joint venture agreement, The Gillmann Group agreed to assign these three gaming equipment leases to Route 66 Casinos which in turn leased the gaming equipment devices under the leases to Route 66 Casino, the primary casino property owned and operated by the LDC. Route 66 Casinos expects to receive on average approximately 16% of gross revenue from the gaming devices subject to the leases over the five-year period commencing in fiscal year 2004.

The Route 66 Casino commenced operations on September 4, 2003. The property has 1,250 slot machines, and multiple food, beverage and retail outlets and paved parking for trucks and automobiles.

Buena Vista Development Company, LLC

On May 4, 2005, we, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in Buena Vista Development Company, LLC ("Buena Vista Development") in exchange for a loan of $14.8 million and an equity investment of $189,800. Casino Development & Management Company is the manager and the only other owner of Buena Vista Development. We financed the acquisition by drawing $15.0 million on our revolving credit facility. We have no obligation to make any further equity investments or loans to Buena Vista Development.

In December 2004 Buena Vista Development entered into a development agreement with the Buena Vista Rancheria of Me-Wuk Indians for the development of a casino on the tribal lands located near the city of Ione in Amador County, California. Ione is approximately 40 miles southeast of Sacramento and approximately 40 miles northeast of Stockton. The multi-level casino is expected to accommodate approximately 2,000 slot machines, 80 gaming tables, restaurant and dining facilities, a retail shop and an approximate 3,600 space multi-level parking garage. Under the development agreement, Buena Vista Development is entitled to receive a development fee equal to approximately 25% of the net income from the casino for a term of seven years after the casino opens.

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

During the three months period ended July 24, 2005, Buena Vista Development had no earnings or losses. Our investment in Buena Vista Development is accounted for using the equity method of accounting under APB No. 18, and was $189,800 as of July 24, 2005.

Sunrise Land and Mineral Corporation

We own a 50% interest in Sunrise Land and Mineral Corporation (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. Sunrise holds investment real estate for long-term appreciation. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of Sunrise. Sunrise had no earnings or losses during the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005. Our investment in Sunrise is accounted for using the equity method of accounting under APB No. 18 and was $320,607 as of July 24, April 24, and March 31, 2005, respectively.

Restaurant Connections International, Inc.

We are a founding shareholder of RCI, and currently own a 30% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo, Brazil. We are discussing a possible sale or other disposition of RCI.

Our 30% ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our undistributed earnings or losses of RCI. RCI's loss allocable to us for the three months ended July 24, 2005 totaled $6,351 which has not been included in our statement of operations for the three months ended July 24, 2005. In accordance with the equity method of accounting, our investment account balance was reduced to zero in the fiscal year ending March 31, 2000 and the remaining allocated loss of $992,358 incurred since April 1, 2000 has not been reflected in our financial statements, since we have no further funding obligations with respect to RCI, nor do we guarantee any of their obligations. Our investment in RCI will remain zero until such time that our allocated losses have been recovered at which time we will resume accounting for this investment using the equity method.

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

Our initial activities with DCC were a development and loan agreement with the Dry Creek Band of Pomo Indians totaling $33 million which was repaid in full during fiscal year 2004. The previous notes receivable represent loans made by DCC to the River Rock Casino. Pursuant to the terms of the development and loan agreement, DCC earns an annual credit enhancement fee equal to 20% of River Rock Casino's earnings before taxes, depreciation and amortization. The credit enhancement fee is payable for a period of five years, commencing June 1, 2003, and ending on May 31, 2008. The RREA has the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006. If exercised, the RREA is obligated to pay an amount determined by multiplying the number of months remaining in the 5-year term by 100% of the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the buy-out option is exercised (the “Base Period”), plus any percentage (not exceeding 20%) by which gross revenues for the Base Period increased over the prior 12-month period. The buy-out fee must be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement. We record credit enhancement fee income from River Rock Casino on the accrual basis as earned. The date on which credit enhancement fee income is due on the 15th day of each following month. The payment may vary dependent upon the cash flow from River Rock Casino's operations. Any shortfall in the payment in any month will be paid when cash flow is sufficient to satisfy senior obligations. As of July 24, 2005, there was no delinquency in payments to us of credit enhancement fee income. Credit enhancement fee income was $1,917,904, $1,351,267 and $702,305 for the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005, respectively.

We amortize capitalized development costs of DCC, included in the investment column in the table at the beginning of this note, over the five-year term of the credit enhancement fee under the development and loan agreement. Each quarter, we recognize as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated credit enhancement fees to be received over the five-year term of the contract. We believe this method is appropriate because it matches income and expenses over the term of the contract. We also review estimated credit enhancement fees to be received over the remaining term of the contract on a quarterly basis to assess whether any changes to our estimates are appropriate. As of August 31, 2005, we have not found it necessary to change the estimated amount of credit enhancement fees over the remaining term of the contract. Our capitalized development costs were $1,106,401, $1,142,939 and $1,156,318 as of July 24, April 24, and March 31, 2005, respectively. Amortization of capitalized development costs were $36,537, $25,743 and $13,380 for the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005, respectively.

Gold Mountain Development, L.L.C.

Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C. (“Gold Mountain”), we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado which is located in an Environmental Protection Agency National Priorities list area. We are currently having discussions with parties to joint venture with us on the development of the property. Our capitalized development costs were $3,363,282, $3,357,795 and $3,357,795 as of July 24, April 24, and March 31, 2005, respectively. No interest was capitalized in the periods presented.

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

Metallic has agreed to pay a production royalty of 5% of all “Ore” and “Product” as defined by the lease, with all credits and offsets as provided by the lease, and Metallic may repurchase up to one percentage point of the royalty for $2,500,000. Metallic has the right to terminate the lease agreement at any time by giving us written notice. If Metallic terminates the lease, we retain as liquidated damages all advance royalty and other payments made by Metallic. Royalty income was $16,757, $16,903 and $4,507 for the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005, respectively. Our capitalized development costs were $480,812 as of July 24, April 24, and March 31, 2005.

Nevada Gold Tulsa, Inc.

On December 23, 2003, through our wholly owned subsidiary, Nevada Gold Tulsa, Inc. (“Tulsa”), we entered into Development and Management Agreements with the Muscogee (Creek) Nation (the “Nation”), a federally recognized Indian tribe, pursuant to which we will assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project will be developed on and around the site of the existing Creek Nation Casino located on the Mackey Sand Bar in South Tulsa. The first phase will include the construction of a state-of-the-art gaming center featuring approximately 3,300 gaming machines, table games, multiple food venues and a multi-level parking facility with approximately 950 spaces, as well as 1,050 spaces of surface parking. Retail stores, restaurants, hotel, conference facility and other entertainment venues are planned for subsequent phases. The total investment by the Nation is expected to be approximately $110.0 million. Our capitalized development costs were $1,420,904, $1,339,335, and $1,326,536 as of July 24, April 24, and March 31, 2005, respectively.

Note 5.	Notes Receivable

Notes Receivable - Related Parties

Clay County Holdings, Inc.

At July 24, April 24, and March 31, 2005, we had a note receivable of $1,857,424 from Clay County Holdings, Inc. (“CCH”). The note bears interest of 12% per annum, and is payable by CCH in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. We received a $150,000 principal payment, plus accrued interest, in August 2005 for the quarter ended July 24, 2005. Interest income on the CCH note was $55,570, $73,524 and $14,656 for the three month periods ended July 24, 2005 and June 30, 2005, and the 24 day period ended April 24, 2005, respectively. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. CCH is our largest shareholder, beneficially owning approximately 18% of our total outstanding common stock as of July 24, 2005.

Service Interactive, Inc.

At July 24, April 24, and March 31, 2005, we had a note receivable of $1,893,342 from Service Interactive, Inc. (“SI”). The note bears interest of 12% per annum, and is payable by SI in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. We received a $150,000 principal payment, plus accrued interest, in August 2005 for the quarter ended July 24, 2005. Interest income on the SI note was $56,645, $74,595 and $14,939 for the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005, respectively. At the time of the extension of credit by the Company to SI, SI was a related party because we had the option to acquire common stock of SI and a former director of the Company was involved in SI.

Sunrise Land and Mineral Corporation

At July 24, April 24, and March 31, 2005, we had a note receivable of $226,370 from Sunrise. The note bears interest of 12% per annum. Interest income on the Sunrise note was $6,773, $2,577 and $1,786 for the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005, respectively. The note receivable is secured by a deed of trust lien on 300 acres of land in Nevada County, California owned by Sunrise.

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

On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is still economically feasible, we will continue recording the notes receivable as an asset. If our analysis indicates that the project is no longer economically feasible, then the note receivable will be written down to its estimated fair value.

At July 24, 2005, we had notes receivable of $23,095,294 related to the development of gaming/entertainment projects. Of this amount, $3,372,537 is represented by a note to a third party which bears interest at a rate of 10% and is payable on or before ten years from the date of the note, with earlier repayment required out of cash flow from operation of such gaming/entertainment project.

Additionally, $2,239,546 of the notes receivable is related to a Native-American gaming development project. A development agreement has been entered into with an Indian tribe and we are making advances to fund the tribe's federal recognition efforts and administrative expenses. This note bears interest at 10% per annum. The note is payable from the first proceeds of the development loan or future revenues from the tribe's economic enterprises, including any gaming facility.

On May 4, 2005, we, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in Buena Vista Development in exchange for an approximately $14.8 million loan and a $189,800 equity investment. This note bears an interest rate of prime plus 1%.

In addition to these three notes we made other loans to Indian tribes and third parties totaling approximately $2.7 million. These notes bear an average interest rate of 9% per annum with maturity dates based on the availability of project financing and/or cash flow from operations. The repayment of such loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Note 6.	Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations are as follows:

	July 24,	April 24,	March 31,
	2005	2005	2005

$13.0 million Convertible Credit Facility, 7.5% interest, maturing December 2005	$1,517,499	$3,317,499	$3,317,499
$40.0 million Revolving Credit Facility, 8.5%, maturing June 2008	29,415,671	6,415,671	6,415,671
$6.5 million Note Payable, 7.5% interest, maturing April 2006	3,272,500	3,272,500	3,272,500
$5.9 million Note Payable, 7.75% interest, LIBOR plus 450 basis points, quarterly payment equal to distribution from IC-BH until it is paid in full.	5,183,560	--	--
Total	39,389,230	13,005,670	13,005,670
Less: current maturities	(4,789,999)	(6,589,999)	(3,317,499)
Long-term financing obligations, less current maturities	34,599,231	6,415,671	9,688,171
Less: unamortized debt discount	(13,976)	(49,243)	(55,398)
Total long-term financing obligations, less unamortized debt discount	$34,585,255	$6,366,428	$9,632,773

In June 2004, we amended the financing documents relating to our existing $13.0 million credit facility (“Convertible Note”). The interest rate on the Convertible Note was reduced from 11.0% to 7.5% per annum. The maturity date of the Convertible Note is December 31, 2005. Up to 54% of the Convertible Note is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time during a 12 month period to an amount not to exceed 4.99% of our then total issued and outstanding stock. Because the Convertible Note can be converted into the Company's common stock at the lower of an exchange rate of $3.00 per share or 85% of the closing market price of the Company's common stock at conversion, there existed a beneficial conversion to holder of the credit facility when the Convertible Note was originally executed. In fiscal 2004, a beneficial conversion amount totaling $1,392,157 was recorded to additional paid-in-capital and a corresponding amount recorded as a debt discount. For the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005, amortization of the debt discount was $35,161, $93,108 and $6,155, respectively. The total of the unamortized debt discount at July 24, April 24, and March 31, 2005 was $13,976, $49,243 and $55,398, respectively.

Also in June 2004, we entered into a $40.0 million revolving credit facility (“Credit Facility’”) with the holder of our Convertible Note. Principal advances under the Credit Facility bear interest at 8.5% per annum. The Credit Facility matures on June 30, 2008. During fiscal year 2005, we paid down the amount of indebtedness outstanding under the Convertible Note to approximately $3.3 million by utilizing proceeds received from draws of approximately $7.9 million under the Credit Facility. The remaining $3.3 million principal amount of the Convertible Note was convertible into 1,105,833 shares of our common stock. The reduction of the Convertible Note to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. In May 2005, $1.8 million of the $3.3 million Convertible Note was converted into 600,000 shares of our common stock at a conversion price of $3.00 per share leaving approximately $1.5 million of the Convertible Note outstanding which is convertible into 505,833 shares of our common stock at a conversion price of $3.00 per share.

The Credit Facility allows us to draw up to $40.0 million (less any outstanding indebtedness under the Convertible Note) at any time prior to June 30, 2008. The current availability under the Credit Facility is approximately $9 million as of July 24, 2005. The Convertible Note and Credit Facility are secured by our interest in IC-BH.

During fiscal year 2005, we resolved a dispute with a financial advisor who facilitated the procurement of the Convertible Note by allowing his cashless exercise of a warrant for 1,041,533 shares of our common stock with an exercise price of $3.00 per share. The implied cash value of the exercise of all of the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share, leaving a net issuance of 801,907 shares of common stock. We repurchased 501,917 of these shares at $13.04 per share which was the quoted closing market price on the date of the transaction. We paid the purchase price by issuing a $6.5 million note, with interest at the rate of 7.5% per annum. A principal payment in the amount of $3.25 million was paid in March 2005; the remaining principal of $3.25 million is due on April 1, 2006. The 501,917 shares of common stock repurchased were subsequently retired by us since there was no immediate plan to reissue these shares in the near term. The repurchase of the shares of common stock was at fair market value on the measurement date, which was June 10, 2004; thus no expense was recorded. In the fourth quarter of fiscal year 2005, we prepaid the $3.25 million principal amount which was originally due on April 1, 2005.

We pay to our lender a commitment fee of 0.25% per annum on any unused portion under the $40.0 million Credit Facility. Also, we pay a financial advisor a finder’s fee equal to 3% of the principal advanced to us pursuant to the revolving Credit Facility up to an aggregate principal advanced of $40.0 million.

Note 7.	Equity Transactions, Stock Option Plan and Warrants

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at July 24, 2005, 685,549 shares were available for grant.

During the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005, there were no options granted.

Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Three Months Ended		24 Days Ended
	July 24,	June 30,	April 24,
	2005	2004	2005
Numerator:
Basic:
Net income available to common stockholders	$1,588,066	$1,723,994	$82,009

Diluted:
Net income available to common stockholders	$1,588,066	$1,723,994	$82,009
Add: interest on convertible debt	23,604	65,536	10,471
Net income available to common stockholders	$1,611,670	$1,789,530	$92,480

Denominator:
Basic weighted average number of common shares outstanding	13,018,868	12,519,769	12,755,203
Dilutive effect of common stock options and warrants	314,224	1,665,544	386,726
Dilutive effect of convertible debt	657,481	1,225,480	1,105,833
Diluted weighted average number of common shares outstanding	13,990,573	15,410,793	14,247,762

Earnings per share:
Net income per common share - basic	$0.12	$0.14	$0.01
Net income per common share - diluted	$0.12	$0.12	$0.01

As discussed in Note 6, we have a convertible debt agreement of which the holder has the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005 results in this convertible debt security being dilutive. Additionally, for the three month period ended July 24, 2005 and the 24 day period ended April 24, 2005, potential dilutive common shares issuable under options and warrants of 170,000 and 341,000 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Treasury Stock

We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 500,000 shares to our stock buyback program. In June 2005, we announced a further increase of 900,000 shares to our stock buyback program. Under this program, we repurchased 511,500 shares of our common stock for an average price of $10.67 per share during the three month period ended July 24, 2005. These shares will be retired.

Note 8.	Segment Reporting

We operate in two major business segments (i) gaming and (ii) other. The gaming segment consists of Colorado Grande Casino, IC-BH, DCC, Buena Vista Development and Route 66 Casinos.

Summarized financial information for our reportable segments is shown in the following table. The “Other” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Month Period Ended July 24, 2005
	Gaming	Other	Totals

Net revenues	$3,748,159	$16,757	$3,764,916
Segment profit (loss)	2,581,033	(84,424)	2,496,609
Segment assets	58,587,603	5,695,765	64,283,368
Equity investment:
Investment in Isle of Capri Black - Hawk, L.L.C.	19,083,988	--	19,083,988
Investment in Route 66 Casinos, L.L.C.	4,076,526	--	4,076,526
Investment in Buena Vista Development Company, L.L.C.	189,800	--	189,800
Investment in Sunrise Land and Mineral Corporation	--	320,607	320,607
Interest expense, net	342,144	--	342,144
Earnings from Isle of Capri-Black Hawk, L.L.C.	2,055,556	--	2,055,556
Earnings from Route 66 Casinos, L.L.C.	437,221	--	437,221

	As of and for the Three Month Period Ended June 30, 2004
	Gaming	Other	Totals

Net revenues	$1,351,267	$16,903	$1,368,170
Segment profit (loss)	2,752,178	(92,100)	2,660,078
Segment assets	34,930,561	4,198,621	39,129,182
Equity investment:
Investment in Isle of Capri Black - Hawk, L.L.C.	17,124,315	-	17,124,315
Investment in Route 66 Casinos, L.L.C.	2,279,603	-	2,279,603
Interest expense, net	150,088	-	150,088
Earnings from Isle of Capri-Black Hawk, L.L.C.	2,388,380	-	2,388,380
Earnings from Route 66 Casinos, L.L.C.	431,605	-	431,605

	As of and for the 24 Days Ended April 24, 2005
	Gaming	Other	Totals

Net revenues	$702,305	$4,507	$706,812
Segment profit (loss)	152,220	(18,397)	133,823
Segment assets	33,413,597	4,532,939	37,946,536
Equity investment:
Investment in Isle of Capri Black - Hawk, L.L.C.	17,681,299	--	17,681,299
Investment in Route 66 Casinos, L.L.C.	3,644,135	--	3,644,135
Investment in Sunrise Land and Mineral Corporation	--	320,607	320,607
Interest expense, net	38,733	--	38,733

Reconciliation of reportable segment assets to our consolidated totals is as follows:

	July 24,	April 24,	June 30,
	2005	2005	2004

Total assets for reportable segments	$64,283,368	$37,946,536	$39,129,182
Cash not allocated to segments	2,605,313	2,888,697	4,079,397
Notes receivable not allocated to segments	3,977,136	3,977,136	4,751,548
Other assets not allocated to segments	73,673	679,756	4,178,797
Property and equipment, net	726,343	108,797	83,068
Total assets	$71,665,833	$45,600,922	$52,218,992

Note 9.	Acquisition

On April 25, 2005, Nevada Gold & Casinos, Inc., through a wholly owned subsidiary (CGC Holdings, L.L.C.,) acquired all of the shares of Colorado Grand Enterprises, Inc., which owns the Colorado Grande Casino located in Cripple Creek, Colorado, from IC-BH for $6.5 million. This acquisition is part of our strategy to transform the Company to a casino operator.  Consideration was paid with cash of $600,000 and a note payable issued to IC-BH totaling $5.9 million. The transaction was recorded using the purchase method of accounting and has been consolidated with our results of operations for the period from April 25, 2005 through July 24, 2005. The transaction was the result of arms-length negotiations between the parties. We also had $38,705 in legal and professional fees associated with the purchase which were capitalized as part of the total purchase price. The purchase price allocation is as follows:

Current assets	$1,525,045
Property and equipment	188,000
Goodwill	6,350,705
Current liabilities	(1,525,045)
Total acquisition cost allocated	$6,538,705

Note 10.	Commitments and Contingencies

We have guaranteed River Rock Casino’s operating lease for approximately $817,000.

We have guaranteed debt of $100,000 to third parties on behalf of SI for the performance of the repayment obligations. In the event of SI's nonperformance under the terms of the obligations, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt. At July 24, 2005, we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $3.2 million.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into a management contract and/or development contract, to fund development of casinos on Indian lands. The La Jolla Development Agreement requires us to use commercially reasonable efforts to assist the La Jolla Band of Indians in obtaining one or more sources of additional financing for its casino project. If necessary to obtain third party financing, we have agreed to act as guarantor of up to 100% of the financing. Currently, it appears that third-party financing will be available for this project, with a limited guarantee by us. However, there can be no assurance that third-party financing will be available for this project. The Development Agreement provides that to the extent the La Jolla Band of Indians are unable to obtain financing from third parties, we will be required to provide financing of the project, up to $25.0 million.

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

Note 11.	Subsequent Events

On August 24, 2005, we entered into an agreement with Tioga Downs Racetrack, LLC (“TD”) and Vernon Downs Acquisition, LLC pursuant to which the parties agreed to form a new limited liability company (the “LLC”) to (i) own and pursue racing and gaming interests at Tioga Downs in Nichols, New York and (ii) pursue the acquisition out of bankruptcy of Vernon Downs in Vernon, New York and to pursue gaming and racing interests at such facility.

Construction of a $35 million redevelopment of Tioga Downs Racetrack recently began. Tioga Downs Racetrack will operate as a harness racetrack and is expected to offer approximately 750 video lottery terminal machines (“VLTs”) to its gaming and racing customers. A newly-constructed 90,000 square-foot grandstand will house a 19,000 square-foot casino floor. Vernon Downs includes a harness track, 175-all suite hotel and 34,000 square-foot gaming facility that is expected to offer 1,000 VLT machines to its customers. Racing and gaming operations at the facilities are subject to the receipt of certain regulatory approvals, including, without limitation, the receipt of VLT licenses from the New York State Lottery.

As part of the transaction, we will enter into a management agreement that will provide for the management of the VLT facilities at Tioga Downs and, if acquired by the venture, Vernon Downs. We will receive a management fee consisting of a base fee and an incentive fee. Assuming both facilities are acquired, the base fee will be based upon a percentage of revenues (not to exceed $1 million total) plus 5% of the first $15 million of earnings before interest, dividends, income taxes, depreciation and amortization, management fees, distributions to members and write-off of start-up and pre-opening expenses (EBITDAM). Incentive fees will start at 15% of EBITDAM over $15 million and escalate incrementally. If EBITDAM is greater than $16 million, the incentive fee would be 20% of EBITDAM over $15 million, 25% of EBITDAM over $15 million if EBITDAM is greater than $17 million, and the maximum incentive fee will be 30% of EBITDAM in excess of $15 million if EBITDAM is greater than $18 million. If Vernon Downs is not acquired, the base fee calculation will remain the same, but will not exceed $500,000 total, and incentive fees will start at 15% of EBITDAM over $7 million, 20% of EBITDAM over $7 million if EBITDAM is in excess of $7.5 million, and 25% of EBITDAM over $7 million if EBITDAM is in excess of $8 million, and the maximum incentive fee will be 30% of EBITDAM in excess of $7 million if EBITDAM is greater than $8.5 million.

Tioga Downs will oversee the management of the racing operations at both racetracks and will work with us to ensure the proper coordination of the facilities racing and gaming operations.

The LLC will be owned 50% by our wholly owned subsidiary and 50% by TD or an affiliate of TD. We and TD will each have the right to appoint two members to the board of managers of the LLC, which shall have a total of four managers.

In connection with the formation of the LLC, Nevada Gold will make an initial capital contribution to the LLC of $5.0 million ($9 million if Vernon Downs is acquired). TD will also contribute a total of $5.0 million ($9 million if Vernon Downs is acquired), with TD’s contribution consisting of approximately $5.0 million of previous investments in the Tioga Downs Racetrack, with the balance in cash if Vernon Downs is acquired.

In addition to the contributions described above, if the LLC successfully develops both the Tioga Downs and Vernon Downs racetracks, we have agreed to provide a $5.0 million guarantee in connection with an anticipated $65 million in senior debt financing and, if required, cash or a letter of credit to collateralize the guarantee. In the event that the LLC does not complete the acquisition of Vernon Downs, the senior note financing is expected to be reduced to approximately $25.0 million and our guarantee reduced to approximately $2.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and exchange Commission on June 21, 2005.

Critical Accounting Policies

Our critical accounting policies are those accounting policies that involve the use of complicated processes, assumptions, estimates and/or judgments in the preparation of our consolidated financial statements. An accounting estimate is an approximation made by management of a financial statement element, item or account in the consolidated financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our consolidated financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements included in Item 1 of this report. We have discussed the development and selection of our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors and have identified the following critical accounting policies for the current year.

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. See the Executive Overview below or Note 4 to our consolidated financial statements for our equity method investments. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Equity Method of Accounting

Our investments in IC-BH, RCI, Route 66 Casinos, Buena Vista Development and Sunrise are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year) and approximately one month in arrears for Route 66 Casinos (which has a fiscal year ending on March 31) and Buena Vista Development (which has a calendar fiscal year).

We utilize the equity method of accounting for our interest of 51% in Route 66 Casinos because the operating activities of the joint venture are currently controlled by the minority venturer. As disclosed in Part II - Item 1 of this quarterly report, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading "Use of Estimates."

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

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting (See “Equity Method of Accounting”) because we do not receive current revenue and expense information from the venture as a consequence of ongoing litigation (See Part II - Item 1 of this quarterly report.) The estimated revenues are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results may materially and adversely vary from our estimates.

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

We amortize capitalized development costs of DCC, over the five-year term of the credit enhancement fee contract. Each quarter, we recognize as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated credit enhancement fees to be received over the five-year term of the contract. We believe this method is appropriate because it matches income and expenses over the term of the contract. We also review estimated credit enhancement fees to be received over the remaining term of the contract on a quarterly basis to assess whether any changes to our estimates are appropriate. As of August 31, 2005, we have not found it necessary to change the estimated amount of credit enhancement fees over the remaining term of the contract.

Goodwill

At July 24, 2005, we had goodwill with indefinite useful lives of $6.3 million, representing 9% of total assets. Statement of Financial Accounting Standards ("SFAS") No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 during the three month period ended July 24, 2005 and determined that the goodwill associated with our Colorado Grande-Cripple Creek casino was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Asset and Investment Impairments

We apply the provisions of SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting Principles Board Opinion (“APB”) No. 18, " The Equity Method of Accounting for Investments in Common Stock," to account for asset and investment impairments. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method. We make advances to Indian tribes and other third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with Indian tribes and other third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated in accordance with SFAS No. 114, “ Accounting by Creditors for Impairment of a Loan ,” to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. See Note 5 to our consolidated financial statements.

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

Revenue Recognition

We record revenues from credit enhancement fees, interest on notes receivable and royalties on the accrual basis as earned. The date on which payments are collected may vary dependent upon the term of the contracts or note receivable agreements. For certain notes receivable related to Indian gaming projects, interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the project to cover the interest to be earned under the respective notes. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots which are recorded as a progressive slot jackpot liability. Revenues from food, beverage, entertainment, and the gift shop are recognized at the time the related service or sale is performed or made.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. The Company records the redemption of coupons and points for cash as a reduction of revenue. These amounts are included in promotional allowances in the accompanying consolidated statements of operations. The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of operations was as follows:

Three Months Ended
July 24, 2005
Food and beverage	$267,888
Other	6,711
Total cost of complimentary services	$274,599

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “ Accounting for Income  Taxes .” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters and provide for an exposure if the potential loss is justified to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of July 24, 2005, we did not record any accrued litigation liability.

Change in Fiscal Year

On June 6, 2005, the Company changed its fiscal year to end on the last Sunday in April rather than March 31. The Company has included information for the transition period from April 1 to April 24, 2005 in this Form 10-Q pursuant to Rule 13a-10 of the Securities Exchange Act of 1934, as amended.

References in this Form 10-Q to the first quarter of fiscal year 2006 refer to the three month period ended July 24, 2005. References in this Form 10-Q to the first quarter of fiscal year 2005 refer to the three month period ended June 30, 2004. The Company has not submitted financial information for the three month period ending July 25, 2004 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Management believes that the three month period ended June 30, 2004 provides a meaningful comparison to the first quarter of 2006. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three month period ended July 25, 2004 were presented in lieu of results for the three month period ended June 30, 2004.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing, developing and managing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California, Oklahoma and New Mexico. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. Currently, IC-BH is completing a $94.0 million capital expansion for IC-BH’s Colorado properties adding approximately 350 slot machines, 160 hotel rooms, and a new restaurant which should increase our future earnings from IC-BH. In fiscal year 2003, DCC began receiving a credit enhancement fee from the River Rock Casino. We own 69% of and consolidate DCC. River Rock Casino completed the construction of a parking garage in December 2004 which increased their parking capacity from approximately 500 spaces to 1,735 spaces which will accommodate up to approximately 2,100 customer vehicles when operated by a valet service company during peak demand periods. We believe River Rock Casino’s revenues will increase with these additional parking spaces which will in turn increase our credit enhancement fees. Accordingly, we believe that credit enhancement fees will become a larger contributor to our future revenues and earnings. We expect to receive credit enhancement fees through May 2008. On April 25, 2005 we acquired the Colorado Grande Casino from IC-BH and anticipate the casino will also add to our future revenues and earnings. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs can be expected to increase. Our revenues were $3.8 million, $1.4 million and $707,000 for the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005, respectively.

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting under APB No. 18. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in real estate investment and development (Sunrise) and one equity investee (RCI) engaged in the operation of a restaurant franchise. As of July 24, 2005, our net ownership interest, investments in and equity in earnings from our unconsolidated affiliates are as follows (see Note 4 to our consolidated financial statements):

	Net Ownership
	Interest			Investment
	July 24,	April 24,	March 31,	July 24,	April 24,	March 31,
Unconsolidated Affiliates:	2005			2005
	(Percent)

Isle of Capri - Black Hawk, L.L.C.	43	43	43	$19,083,988	$17,681,299	$17,681,299
Route 66 Casinos, L.L.C.	51	51	51	4,076,526	3,644,135	3,645,423
Buena Vista Development Company, L.L.C.	20	--	--	189,800	--	--
Sunrise Land and Mineral Corporation	50	50	50	320,607	320,607	320,607
Restaurant Connections International, Inc.	30	30	30	--	--	--
Total investments in unconsolidated affiliates				$23,670,921	$21,646,041	$21,647,329

	Equity in Earnings
	Three Months Ended		24 Days Ended
	July 24,	June 30,	April 24,
Unconsolidated Affiliates:	2005	2004	2005
Isle of Capri - Black Hawk, L.L.C.	$2,055,556	$2,388,380	$--
Route 66 Casinos, L.L.C. (1)	437,221	431,605	--
Buena Vista Development Company, L.L.C.	--	--	--
Sunrise Land and Mineral Corporation	--	--	--
Restaurant Connections International, Inc.	--	--	--
Total earnings from unconsolidated affiliates	$2,492,777	$2,819,985	$--

(1)	We have estimated our share of operational activities of Route 66 Casinos because we do not receive current revenue and expense information from the venture as a consequence of ongoing.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follow (see Note 4 to the Consolidated Financial Statements):

	Net Ownership			Capitalized Development Costs
	Interest			Investment
	July 24,	April 24,	March 31,	July 24,	April 24 ,	March 31,
Development Projects:	2005			2005
	(Percent)

Dry Creek Casino, L.L.C.	69	69	69	$1,106,401	$1,142,939	$1,156,318
Gold Mountain Development, L.L.C.	100	100	100	3,363,282	3,357,795	3,357,795
Goldfield Resources, Inc.	100	100	100	480,812	480,812	480,812
Nevada Gold (Tulsa), Inc.	100	100	100	1,420,904	1,339,335	1,326,536
Other				535,110	495,816	480,176
Total investments- development projects				$6,906,509	$6,816,697	$6,801,637

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		24 Days Ended
	July 24,	June 30,	April 24,
	2005	2004	2005
Revenues:
Casino	$1,834,855	$--	$--
Food and beverage	500,890	--	--
Other	35,624	16,903	4,507
Credit Enhancement Fee	1,917,904	1,351,267	702,305
Gross Revenues	4,289,273	1,368,170	706,812
Less promotional allowance	(524,357)	--	--
Net Revenues	3,764,916	1,368,170	706,812

Operating Expenses:
Casino	559,557	--	--
Food and Beverage	499,513	--	--
Marketing and Administrative	461,434	--	--
Facility	54,334	--	--
Corporate Expense	1,437,326	1,126,580	408,982
Depreciation and amortization	89,095	39,336	18,509
Other	27,269	9,129	345
Total operating expenses	3,128,528	1,175,045	427,836
Operating income	636,388	193,125	278,976
Non-operating income (expenses):
Earnings from unconsolidated affiliates	2,492,777	2,819,985	--
Interest expense, net	(342,144)	(150,088)	(38,733)
Minority interest	(290,412)	(202,944)	(106,420)
Income before income tax expense	2,496,609	2,660,078	133,823
Income tax expense	(908,543)	(936,084)	(51,814)
Net income	$1,588,066	$1,723,994	$82,009

Per share Information:
Net income per common share - basic	$0.12	$0.14	$0.01
Net income per common share - diluted	$0.12	$0.12	$0.01

Basic weighted average number of shares outstanding	13,018,868	12,519,769	12,755,203
Diluted weighted average number of shares outstanding	13,990,573	15,410,793	14,247,762

COMPARISON OF THE THREE MONTHS ENDED JULY 24, 2005 AND JUNE 30, 2004

Net revenues. Net revenues increased 175%, or $2.4 million, for the three month period ended July 24, 2005 compared to June 30, 2004. In the three month period ended July 24, 2005, credit enhancement fees increased 42%, or $567,000, compared to the three month period ended June 30, 2004 as a result of River Rock Casino’s higher revenues and improved operating margins associated with the additional parking available with the new parking garage. In April 25, 2005, we acquired Colorado Grande Casino from IC-BH. It contributed a total of $2.3 million in gross revenues from its casino operation. After the promotional allowance, net revenues from its casino operation was $1.8 million.

Total operating expenses. Total operating expenses increased 166%, or $2 million, for the three month period ended July 24, 2005 compared to June 30, 2004. Operating expense increased 28%, or $1.6 million as a result of the inclusion of the casino operations, food and beverage, marketing and administrative, and facility expenses from the Colorado Grande Casino-Cripple Creek. We also experienced $311,000 of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations and increased compliance costs related to requirements of the Sarbanes - Oxley Act of 2002.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates decreased 12%, or $327,000, for the three month period ended July 24, 2005 compared to the three month period ended June 30, 2004. Earnings of IC-BH decreased 14% to $2.1 million. IC-BH’s net revenue increased 7%, or $2.6 million for the three month period ended July 24, 2005 compared to the three month period ended July 25, 2004. This increase is primarily due to the completed expansion of casino floor space in both Isle Capri Casino-Black Hawk and Colorado Central Station Casino. However, such increase is offset by a $2.4 million increase in operating expenses and $499,000 increase in interest expenses, net, along with a $471,000 decrease in income tax benefit. Earnings from Route 66 Casinos increased 1%, or $6,000 to $437,000.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 66%, or $291,000, for the three month period ended July 24, 2005 compared to June 30, 2004. The increase is primarily due to a higher weighted average debt balance. Interest income decreased 6%, or $27,000, for the three month period ended July 24, 2005 compared to June 30, 2004. The decrease is primarily due to a lower weighted average note receivable balance. Amortization of loan issue cost decreased 72%, or $126,000, for the three month period ended July 24, 2005 compared to June 30, 2004. The decrease is due to a $7.9 million repayment on our $13 million convertible credit facility, which reduced amortization of loan issue cost by $137,000.

Net income. Net income decreased 8%, or $136,000, to $1.6 million for the three month period ended July 24, 2005 compared to June 30, 2004. The decrease is primarily related to decreased earnings from IC-BH, and the increase in interest expense, net and corporate expenses. The effective tax rate for the three month periods ended July 24, 2005 and June 30, 2004 was 36% and 35%, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three month periods ended July 24, 2005 and June 30, 2004, and the 24 day period ended April 24, 2005:

	Three Months Ended		24 Days Ended
	July 24,	June 30,	April 24,
	2005	2004	2005
Net cash provided by (used in):
Operating activities	$1,906,918	$1,423,994	$(515,479)
Investing activities	(18,366,809)	(2,464,503)	(442,019)
Financing activities	16,176,507	1,591,275	--

Operating activities. Net cash provided by operating activities during the three month period ended July 24, 2005 increased $483,000 compared to the three month period ended June 30, 2004 mainly due to higher credit enhancement fees from River Rock. During the three month period ended July 24, 2005, we received $1.9 million of credit enhancement fees from River Rock Casino, $768,000 in distributions from IC-BH and we used the distribution from IC-BH to pay down the $5.9 million note payable to IC-BH related to the purchase of the Colorado Grande Casino.

Investing activities. Net cash used in investing activities during the three month period ended July 24, 2005 increased by $15.9 million compared to the three month period ended June 30, 2004. The increase was due to a $14.8 million loan made to Buena Vista Development for an Indian gaming project. Also, we made loans totaling $1.3 million to other Indian gaming projects, and we invested $813,000 in marketable securities. As of July 24, 2005, we recorded a $31,000 unrealized gain, net of tax as other comprehensive income. We used a total of $1.1 million for the purchase of gaming equipment and a new accounting system for Colorado Grande Casino.

Financing activities. Net cash used in financing activities during the three month period ended July 24, 2005 increased by $14.6 million compared to the three month period ended June 30, 2004. In the three month period ended July 24, 2005, we received $23 million in borrowings from our $40 million credit facility. We repurchased 511,500 shares of our common stock in the open market, at a total purchase price of $5.5 million, and we distributed $316,000 to the minority interest owners of DCC. We also repaid $716,000 on the $5.9 million note to IC-BH.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

•	capital requirements related to existing and future development projects and acquisitions;

•	debt service requirements; and

•	working capital requirements.

At July 24, 2005, outstanding indebtedness under our credit facilities totaled $31.0 million and we have a $3.2 million term loan due in April 2006. In addition, we have lease guarantees of approximately $817,000 relating to the River Rock Casino project and we have guaranteed debt of approximately $100,000 of an affiliated company. To date, tax distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. However, on April 25, 2005 we executed a three year $5.9 million promissory note payable to IC-BH in connection with the purchase of the Colorado Grande Casino, and we now apply our quarterly distributions from IC-BH to the repayment of interest and principal due on this note until it is repaid in full. Until this note is repaid, which we expect will occur in fiscal year 2007, we will be relying solely on credit enhancement fees from the River Rock Casino, affiliate loan repayments and cash flows from the Colorado Grande Casino to satisfy our current debt obligations and working capital needs. We will need to borrow funds under the revolving credit facility if we have insufficient cash flow to satisfy our obligations and working capital needs (see Indebtedness below).

On July 24, 2005, we had cash and cash equivalents of $2.6 million.

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

The Credit Facility allows us to draw up to $40.0 million (less outstanding indebtedness under the Convertible Note) at any time prior to June 30, 2008, which is the maturity date for the Credit Facility. The Convertible Note and Credit Facility are secured by our interest in IC-BH. As of July 24, 2005, we had approximately $31 million in outstanding debt under the Credit Facility, with approximately $9 million in availability. At August 31, 2005, we had approximately $36 million in outstanding indebtedness, with approximately $4 million in availability under the Credit Facility.

We acquired the Colorado Grande Casino (through the purchase of 100% of the stock of Colorado Grande Enterprises, Inc. from IC-BH) on April 25, 2005 for the purchase price of $6.5 million - $600,000 was paid in cash and a promissory note was issued to IC-BH for the remaining $5.9 million. Simple interest will accrue on the outstanding principal on the note at a rate equal to IC-BH's cost of funds plus one percent (1%) per annum. IC-BH's cost of funds is variable, with the rate dependent on the rate under IC-BH's credit facility, which is currently LIBOR plus 350 basis points. The note will mature on April 25, 2008. Our future quarterly distributions from IC-BH will be applied to the repayment of the interest and principal due on our $5.9 million note until it is repaid. The note is secured by 100% of the stock in Colorado Grande Enterprises, Inc.

Off-Balance Sheet Arrangements

As of July 24, 2005, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, including a guarantee of $100,000 of indebtedness of a related party, Service Interactive, Inc. (“SI”), and a guarantee of operating lease payments for River Rock Casino in the amount of $817,000.

In the event of nonperformance by SI and River Rock Casino under the terms of the obligations, our maximum potential future payment under these guarantees will be equal to the carrying amount of the liabilities. As of July 24, 2005, our maximum potential future payment under these guarantees was $917,000.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity price and equity prices. Our primary exposure to market risk is credit risk concentrations. We do not believe we are subject to material interest risk or foreign currency risk.

Our credit facilities are fixed interest rate instruments and an interest rate change would not have any impact on our operations.

Item 4.	Controls and Procedures

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

The Gillmann Group then filed a lawsuit in state district court on October 4, 2002, in Clark County, Nevada (American Heritage, Inc., et al. v. Nevada Gold & Casinos, Inc., et al. (No. A457315)). In its lawsuit, The Gillmann Group seeks judicial dissolution of Route 66 Casinos and seeks a declaratory judgment that the operating agreement is void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court, and the related lawsuit in Texas was stayed pending the outcome of the Nevada appeal. On April 28, 2005, the Nevada Supreme Court ruled that the dispute was not subject to arbitration. In response, the Texas court lifted the stay of proceedings and scheduled the case for trial in September 2005.

Rinaldo Corporation. On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against the Company in the Superior Court of the State of California (No. S-1500-CV 253969 AEW). According to the Complaint, Rinaldo Corporation (“Rinaldo”) and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that the Company and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks up to $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring the Company and the other defendants from engaging in further acts of alleged interference. On October 29, 2004, Rinaldo filed its First Amended Complaint. The Company demurred to Rinaldo’s First Amended Complaint, and, at a hearing on January 5, 2005, the Court orally sustained Nevada Gold’s demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others. After Rinaldo amended, Nevada Gold answered, generally denying Rinaldo's allegations. Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity. On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend. In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, to which Torkelson and Derry demurred again. On August 4, 2005, the Court sustained their demurrer without leave to amend, dismissing them in their personal capacities from the case. Trial in this case is currently scheduled for December 2005. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed, in the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility, which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million. The facility was further amended in June 2004 (See “Liquidity and Capital Resources” and “Indebtedness” under Part I, Item 2.) The facility provides that, at the election of the holder, up to 54% of the principal balance may be converted into shares of our common stock at the lesser of $3.00 per share or 85% of the closing market price on the date of conversion (the "convertible note"). The issuance of the convertible note and the offer and sale of the underlying common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder. The holder of the convertible note was an "accredited investor" as defined in Regulation D and otherwise had the requisite sophistication and access to information to make an informed investment decision. During fiscal year 2004, the holder converted approximately $1.78 million of the convertible note into 594,167 shares of common stock. In May 2005, the holder converted $1.8 million of the convertible note into 600,000 shares of common stock. The current principal balance of the convertible note is approximately $1.5 million which is convertible into 505,833 shares of our common stock at a conversion price of $3.00 per share.

Purchases of Equity Securities by the Issuer

During the 24 day period ending April 24, 2005 and the three month period ended July 24, 2005, we repurchased 511,500 shares of our common stock in the open market at an average price of $10.67 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

04/01/05-04/24/05	--	--	--	94,100

04/25/05-05/22/05	18,000	$11.36	18,000	76,100

05/23/05-06/26/05	336,900	$10.69	336,900*	639,200

06/27/05-07/24/05	156,600	$10.56	156,600	482,600
Total	511,500	$10.67	511,500

* Additional 900,000 share buyback plan announced

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are to be filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION
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

10.9	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C
10.10	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.
10.11	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LLC as maker and payable to Nevada Gold BVR, L.L.C.
14	Code of Ethics (filed previously as Exhibit 14 to Form 10-K filed July 14, 2004)
21	List of Subsidiaries (filed previously as Exhibit 21 to Form 10-K filed July 14, 2004)

31.1 (*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2 (*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1 (*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Portions of these exhibits have been omitted pursuant to a request of confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By: /s/ Christopher Domijan
Christopher Domijan, Chief Financial Officer

Date: September 7, 2005

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
10.6 (**)
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

10.7 (**)
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

10.8 (**)
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

10.9	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C
10.10	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.
10.11	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C.
14	Code of Ethics (filed previously as Exhibit 14 to Form 10-K filed July 14, 2004)
21	List of Subsidiaries (filed previously as Exhibit 21 to Form 10-K filed July 14, 2004)
31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(*)	Filed herewith.
(**)	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.