Form 10-Q
period 2005-10-23
NEVADA GOLD & CASINOS INC
filed 2005-12-02
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended October 23, 2005

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
☒ Yes☐ No

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
☐ Yes  ☒ No

The number of common shares outstanding was 13,417,703 as of November 30, 2005.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets - October 23, 2005 (unaudited) and March 31, 2005	2
	Consolidated Statements of Income - Three and Six Month Periods ended October 23, 2005 (unaudited) and September 30, 2004 (unaudited), and 24 Day Period ended April 24, 2005 (unaudited)	3
	Consolidated Statements of Shareholders’ Equity - Six Month Period ended October 23, 2005 (unaudited) and 24 Day Period ended April 24, 2005 (unaudited)	4
	Consolidated Statements of Cash Flows - Six Month Periods ended October 23, 2005 (unaudited) and September 30, 2004 (unaudited), and 24 Day Period ended April 24, 2005 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	34

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	37
Item 6	Exhibits	37

FORWARD-LOOKING STATEMENTS
Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,”“could,”“should,”“would,”“believe,”“expect,”“anticipate,”“estimate,”“intend,”“plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of the Company, including statements relating to our business strategy and our current and future development plans.

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

Part I. Financial Information
Item 1. Consolidated Financial Statements
Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	October 23,	March 31,
	2005	2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,551,289	$3,846,195
Accounts receivable	976,992	794,435
Notes receivable - affiliates, current portion	1,200,000	1,200,000
Income tax receivable	--	113,288
Other current assets	2,009,961	312,220
Total current assets	8,738,242	6,266,138

Investments in unconsolidated affiliates	26,792,794	21,647,329
Investments in development projects	7,065,564	6,801,637
Notes receivable - affiliates, net of current portion	2,566,412	2,777,136
Notes receivable - development projects	24,420,281	6,562,323
Goodwill	6,350,705	--
Property and equipment, net of accumulated depreciation
of $191,315 and $73,408 at October 23, 2005 and
March 31, 2005, respectively	2,575,907	110,549
Deferred tax asset	--	618,282
Other	1,294,674	547,120
Total assets	$79,804,579	$45,330,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,396,444	$1,029,877
Accrued interest payable	256,063	20,453
Other accrued liabilities	596,702	--
Long-term debt, current portion	4,646,483	3,317,499
Deferred tax liability	1,012,620	--
Total current liabilities	8,908,312	4,367,829

Long-term debt, net of current portion and discount	40,812,247	9,632,773
Deferred income	568,757	178,835
Total liabilities	50,289,316	14,179,437

Commitments and contingencies	--	--

Minority interest	443,030	299,884

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000
shares authorized; 13,417,703 and 12,755,203 shares
issued and outstanding at October 23, 2005 and
March 31, 2005, respectively	1,610,124	1,530,624
Additional paid-in capital	16,673,244	14,817,101
Retained earnings	17,093,202	14,419,719
Accumulated other comprehensive income	291,875	83,749
Treasury stock, 620,500 shares at cost	(6,596,212)	--
Total stockholders' equity	29,072,233	30,851,193
Total liabilities and stockholders' equity	$79,804,579	$45,330,514

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended		24 Days Ended
	October 23,	September 30,	October 23,	September 30,	April 24,
	2005	2004	2005	2004	2005
Revenues:
Casino	$1,441,912	$--	$3,276,767	$--	$--
Food and beverage	478,321	--	979,211	--	--
Other	34,565	16,903	70,190	33,805	4,507
Credit enhancement fee	1,735,517	1,065,868	3,653,421	2,417,135	702,305
Gross revenues	3,690,315	1,082,771	7,979,589	2,450,940	706,812
Less promotional allowances	(389,043)	--	(932,658)	--	--
Net revenues	3,301,272	1,082,771	7,046,931	2,450,940	706,812

Operating expenses:
Casino	685,433	--	1,527,343	--	--
Food and beverage	248,946	--	473,721	--	--
Marketing and administrative	497,891	--	940,067	--	--
Facility	49,626	--	103,960	--	--
Corporate expense	1,648,628	1,149,054	3,085,954	2,321,529	408,982
Depreciation and amortization	126,732	65,106	215,827	73,869	18,509
Other	27,091	19,356	46,746	13,163	345
Total operating expenses	3,284,347	1,233,516	6,393,618	2,408,561	427,836
Operating income (loss)	16,925	(150,745)	653,313	42,379	278,976
Non-operating income (expenses):
Earnings from unconsolidated affiliates	2,329,249	2,065,375	4,822,026	4,885,360	--
Interest income/(expense), net	(445,510)	29,100	(787,654)	(120,988)	(38,733)
Minority interest	(327,564)	(158,881)	(617,976)	(361,824)	(106,420)
Income before income tax expense	1,573,100	1,784,849	4,069,709	4,444,927	133,823
Income tax expense	(569,692)	(678,242)	(1,478,235)	(1,614,326)	(51,814)
Net income	$1,003,408	$1,106,607	$2,591,474	$2,830,601	$82,009

Per share information:
Net income per common share - basic	$0.08	$0.08	$0.20	$0.22	$0.01
Net income per common share - diluted	$0.08	$0.08	$0.19	$0.20	$0.01

Basic weighted average number of shares outstanding	12,811,516	13,038,239	12,915,192	12,780,421	12,755,203
Diluted weighted average number of shares outstanding	13,580,681	14,662,363	13,785,696	14,930,353	14,247,762

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance at March 31, 2005	12,755,203	$1,530,624	$14,817,101	$14,419,719	$83,749	$--	$30,851,193
Net income	--	--	--	82,009	--	--	82,009
Balance at April 24, 2005 (unaudited)	12,755,203	$1,530,624	$14,817,101	$14,501,728	$83,749	$--	$30,933,202
Comprehensive income:
Net income	--	--	--	2,591,474	--	--	2,591,474
Other comprehensive income on interest
rate swap of ICBH, net of tax	--	--	--	--	191,783	--	191,783
Unrealized gain on securities available
for sale	--	--	--	--	16,343	--	16,343
Comprehensive income	--	--	--	--	--	--	2,799,600
Purchase of treasury stock (620,500
shares), at cost	--	--	--	--	--	(6,596,212)	(6,596,212)
Stock issued for debt conversion, net of
issuing cost of $58,500	650,000	78,000	1,813,500	--	--	--	1,891,500
Exercise of stock options	12,500	1,500	27,700	--	--	--	29,200
Tax benefit associated with option and
warrant exercises	--	--	14,943	--	--	--	14,943
Balance at October 23, 2005 (unaudited)	13,417,703	$1,610,124	$16,673,244	$17,093,202	$291,875	$(6,596,212)	$29,072,233

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended		24 Days Ended
	October 23,	September 30,	April 24,
	2005	2004	2005
Cash flows from operating activities:
Net income	$2,591,474	$2,830,601	$82,009
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	114,426	18,161	3,842
Amortization of capitalized development costs	101,401	55,709	14,667
Write-off of project development costs	--	180,850	--
Amortization of deferred income	--	(125,000)	--
Warrants and options issued, beneficial conversion and
amortization of deferred loan issuance costs	148,066	378,541	15,399
Minority interest	617,976	361,824	106,420
Distributions from unconsolidated affiliates	1,682,000	2,309,000	--
Earnings from unconsolidated affiliates	(4,822,026)	(4,885,360)	--
Deferred income tax expense	1,478,235	1,614,326	51,814
Income tax refund	113,288	--	--
Changes in operating assets and liabilities:
Receivables and other assets	(384,047)	(568,402)	(865,454)
Accounts payable and accrued liabilities	2,512,977	(293,406)	75,824
Net cash provided by operating activities	4,153,770	1,876,844	(515,479)
Cash flows from investing activities:
Purchases of real estate and assets held for development	(318,468)	(1,040,550)	(28,439)
Equity investment in unconsolidated affiliates	(1,717,900)	--	--
Purchase of property and equipment	(2,355,158)	(37,610)	(2,090)
Purchase of marketable securities	(813,199)	--	--
Acquisition of Colorado Grande	(638,705)	--	--
Advances on notes receivable	(17,451,469)	(3,297,249)	(421,490)
Collections of notes receivable	5,000	--	10,000
Advances on notes receivable - affiliates	(18,975)	(111,873)	--
Collections of notes receivable - affiliates	229,699	300,000	--
Net cash used in investing activities	(23,079,175)	(4,187,282)	(442,019)
Cash flows from financing activities:
Repayment on term loan with IC-BH	(1,530,241)	--	--
Borrowings on credit facilities, net	30,000,000	3,000,000	--
Deferred loan issuance costs	(675,000)	(327,472)	--
Acquisition of treasury stock	(6,596,212)	(2,366,449)	--
Cash proceeds from exercise of stock options and warrants	29,200	2,549,997	--
Issuing costs related to debt conversion to equity	(58,500)	--	--
Cash distribution to minority interest owners	(581,250)	(330,925)	--
Net cash provided by financing activities	20,587,997	2,525,151	--

Net increase (decrease) in cash and cash equivalents	1,662,592	214,713	(957,498)
Cash and cash equivalents at beginning of period	2,888,697	3,528,631	3,846,195
Cash and cash equivalents at end of period	$4,551,289	$3,743,344	$2,888,697

Supplemental cash flow information:
Cash paid for interest	$1,280,424	$693,546	$--

Non-cash financing activities:
Note payable issued for the purchase of Colorado Grande Casino	$5,900,000	$--	$--
Debt conversion to equity	$1,950,000	$--	$--
Treasury stock purchased by the issuance of a note payable	$--	$6,545,000	$--
Advance from $40.0 million revolving credit facility for repayment of convertible note	$--	$7,915,671	$--

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Notes to Consolidated Financial Statements

Note1. Background and Basis of Presentation

Background

We are a Nevada corporation formed in 1977 and since 1994 have primarily been a gaming company involved in both commercial gaming projects and Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California, Oklahoma, New Mexico and New York. Our business strategy will continue to focus on gaming projects.

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The consolidated balance sheet as of March 31, 2005 has been derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. generally accepted accounting principles. For further information, please refer to and read these interim consolidated financial statements in conjunction with our audited financial statements for the year ended March 31, 2005 included in Form 10-K.

The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of operations to be expected for the entire fiscal year or future periods.

Basis of Presentation

Our consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries after elimination of all significant intercompany accounts and transactions. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications did not impact working capital, total assets, total liabilities, our reported net income or stockholders’ equity.

Note 2.  Change in Fiscal Year

On June 6, 2005, we changed our fiscal year to end on the last Sunday in April rather than March 31. References in this Form 10-Q to the second quarter and six months of fiscal year 2006 refer to the three and six month period ended October 23, 2005. References in this Form 10-Q to the second quarter and six months of fiscal year 2005 refer to the three and six month period ended September 30, 2004. We have not submitted financial information for the three and six month period ended October 24, 2004 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Management believes that the three and six month period ended September 30, 2004 provides a meaningful comparison to the second quarter and six months of fiscal year 2006. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three and six month period ended October 24, 2004 were presented in lieu of results for the three and six month period ended September 30, 2004.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. We also consolidate entities in which our ownership interest may be variable and we are the primary beneficiary of the risks and rewards of the entities’ activities. For consolidated entities, we record minority interests for the portions we do not own. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. See Note 4 for our investments in unconsolidated affiliates.

Equity Method of Accounting

Our investments in Isle of Capri - Black Hawk, L.L.C. (“IC-BH”), Route 66 Casinos, L.L.C. (“Route 66 Casinos”), American Racing and Entertainment, L.L.C. (“American Racing”), Buena Vista Development Company, L.L.C. (“Buena Vista Development”), Sunrise Land and Mineral Corporation (“Sunrise”) and Restaurant Connections International, Inc. (“RCI”) are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee’s Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses approximately one month in arrears for Route 66 Casinos (which has a fiscal year ending on March 31) and Buena Vista Development (which has a calendar fiscal year) and four months in arrears for RCI (which has a calendar fiscal year). Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

We utilize the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture are currently controlled by the minority venturer. As disclosed in Part II - Item 1 of this quarterly report, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading “Use of Estimates.”

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

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting (See “Equity Method of Accounting”) because we do not receive current revenue and expense information from the venture as a consequence of ongoing litigation (See Part II - Item 1 of this quarterly report). The estimated revenues are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results may vary materially and adversely from our estimates.

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

Mining Properties and Claims

We capitalize costs of acquiring and developing mineral claims until the properties are placed into production. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Mining properties are recorded at their acquisition price. Upon commencement of production, costs are amortized on a units-of-production basis. At October 23, 2005, management believes the net realizable value of the mineral reserves is in excess of our costs.

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

Goodwill and Other Intangible Assets

At October 23, 2005, we have goodwill with an indefinite useful life of $6.4 million originating from the purchase of the Colorado Grande Casino, representing 8% of total assets. Goodwill was recorded due to the purchase price of the Colorado Grande Casino being in excess of the fair value of the gaming assets acquired. SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 during the three and six month periods ended October 23, 2005 and determined that the goodwill associated with our Colorado Grande-Cripple Creek casino was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

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

Asset and Investment Impairments

We apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” to account for asset and investment impairments. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold.

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

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. Therefore, net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. We record the redemption of coupons and points for cash as a reduction of revenue. These amounts are included in promotional allowances in the accompanying consolidated statements of income. The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of income was as follows:

	Three Months Ended	Six Months Ended
	October 23, 2005	October 23, 2005
Food and beverage	$252,629	$527,367
Other	7,136	14,750
Total cost of complimentary services	$259,765	$542,117

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

Lease Guarantees

Lease guarantees are accounted for in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”FIN 45 establishes disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics.

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

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	October 23, 2005	September 30, 2004	October 23, 2005	September 30, 2004
Net income	$1,003,408	$1,106,607	$2,591,474	$2,830,601
Other comprehensive income:
Interest rate swap, net of tax	117,808	10,308	191,783	150,632
Unrealized gain (loss) on
securities available for sale	(15,149)	--	16,343	--
Comprehensive income	$1,106,067	$1,116,915	$2,799,600	$2,981,233

Stock-Based Compensation

We have adopted SFAS No. 123, “Accounting for Stock Based Compensation.” Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under APB No. 25 “Accounting for Stock Issued to Employees,” and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based  Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We elected not to change to the fair value based method of accounting for stock based compensation. Additionally, SFAS No. 148 amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. We elected to continue following APB No. 25 and when required, provide the pro forma provisions of SFAS No. 123. During the three and six month periods ended October 23, 2005 and September 30, 2004, we granted options to purchase 100,000, 100,000, 140,000 and 140,000 shares of our common stock, respectively. See Note 7 for pro forma disclosures required by SFAS No. 123.

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

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters and provide for an exposure if the potential loss is justified to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of October 23, 2005, we did not record any accrued litigation liability.

Note 4. Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting under APB No.18. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of October 23, 2005, the amount of consolidated retained earnings which represent undistributed earnings from our unconsolidated affiliates is approximately $26.5 million. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:
	Net Ownership
	Interest		Investment
	October 23,	March 31,	October 23,	March 31,
Unconsolidated affiliates:	2005		2005
	(Percent)
Isle of Capri - Black Hawk, L.L.C.(1)	43	43	$20,245,104	$17,681,299
Route 66 Casinos, L.L.C.(2)	51	51	4,509,183	3,645,423
American Racing and Entertainment,
L.L.C.(3)	50	--	1,528,100	--
Buena Vista Development Company,
L.L.C.(4)	20	--	189,800	--
Sunrise Land and Mineral Corporation (5)	50	50	320,607	320,607
Restaurant Connections International,
Inc.(6)	30	30	--	--
Total investments in unconsolidated affiliates			$26,792,794	$21,647,329

	Equity in Earnings
	Three Months Ended		Six Months Ended
	October 23,	September 30,	October 23,	September 30,
	2005	2004	2005	2004
Unconsolidated Affiliates:
Isle of Capri - Black Hawk, L.L.C. (1)	$1,891,763	$1,650,838	$3,947,319	$4,039,218
Route 66 Casinos, L.L.C. (2)	437,486	414,537	874,707	846,142
American Racing and Entertainment,
L.L.C.(3)	--	--	--	--
Buena Vista Development Company,
L.L.C.(4)	--	--	--	--
Sunrise Land and Mineral Corporation (5)	--	--	--	--
Restaurant Connections International,
Inc.(6)	--	--	--	--
Total earnings from unconsolidated affiliates	$2,329,249	$2,065,375	$4,822,026	$4,885,360

(1)	Separate financial statements for this entity are included herein.
(2)	Equity method of accounting is utilized despite our ownership interest being greater than 50%. See discussion below.
(3)	Represents our equity investment in a racing and gaming development project. See discussion below.
(4)	This is an investment in a gaming development project. See discussion below.
(5)	Represents our equity investment in a real estate investment and development project. See discussion below.
(6)	Investment in RCI was reduced to zero in fiscal year 2000. See discussion below.

We also hold investments in various development projects that we consolidate. Our investments in development projects include real estate, gold mining and gaming facilities. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership		Capitalized Development Costs
	Interest		Investment
	October 23,	March 31,	October 23,	March 31,
Development Projects:	2005		2005
	(Percent)

Dry Creek Casino, L.L.C. (1)	69	69	$1,073,338	$1,156,318
Gold Mountain Development, L.L.C. (2)	100	100	3,364,437	3,357,795
Goldfield Resources, Inc. (3)	100	100	480,812	480,812
Nevada Gold (Tulsa), Inc. (4)	100	100	1,556,710	1,326,536
Other (5)			590,267	480,176
Total investments– development projects			$7,065,564	$6,801,637

(1)	The remaining 31% that we do not own is recorded as minority interest. See discussion below.
(2)	Acquisition and development costs incurred for 240 acres of real property in the vicinity of Black Hawk, Colorado. See discussion below.
(3)	Acquisition cost incurred for 9,000 acres of mining claim in fiscal year 1999. See discussion below.
(4)	Development cost incurred for Muscogee (Creek) Nation gaming project.
(5)	Development cost incurred for other development projects.

Investments in Unconsolidated Affiliates

Isle of Capri - Black Hawk, L.L.C.

We are a 43% non-operating owner of Isle of Capri - Black Hawk (“IC-BH”). Isle of Capri Casinos, Inc. (“Isle”) is the 57% operating owner. We use the equity method of accounting to account for our investment in IC-BH. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project and for distributions we receive. Our earnings from IC-BH totaled $1,891,763 and $3,947,319 for the three and six month periods ended October 23, 2005, respectively, and $1,650,838 and $4,039,218 for the three and six month periods ended September 30, 2004, respectively. During the six month periods ended October 23, 2005 and September 30, 2004, we received distributions of $1,682,000 and $2,309,000, respectively. The $1,682,000 was used to pay down our $5.9 million loan with IC-BH associated with the purchase of Colorado Grande Casino. Our investment in IC-BH is $20,245,104 and $17,681,299 as of October 23, 2005 and March 31, 2005, respectively. Our share of equity of IC-BH is approximately $25.8 million which is approximately $5.5 million in excess of our cost reflected on our consolidated financial statements. This excess is caused by the basis difference in the land we contributed to this joint venture when it was originally formed.

As of October 23, 2005, IC-BH owned and operated two casinos in the state of Colorado. Isle operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. As of October 23, 2005, IC-BH’s casino properties are:

Isle of Capri - Black Hawk

The Isle of Capri - Black Hawk casino commenced operations in December 1998. In December 2001, IC-BH refinanced its indebtedness with a new $90.0 million credit facility. The average interest on this credit facility was estimated to be 6% to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that converted $40.0 million of its floating rate to a fixed rate basis for a period of three years. IC-BH uses interest rate swap agreements to hedge interest rate volatility associated with its indebtedness. For three and six month periods ended October 23, 2005 and September 30, 2004, we have included $117,808, $191,783, $10,308 and $150,632, respectively, as other comprehensive income in our statement of stockholders’ equity for these interest rate swap agreements.

Colorado Central Station - Black Hawk

In fiscal 2004, IC-BH completed the acquisition of the Colorado Central Station - Black Hawk from International Game Technology, Inc. IC-BH entered into a $210.6 million Senior Secured Credit Facility (which replaced its prior credit facility) to provide financing for the acquisition of this casino (and the Colorado Grande in Cripple Creek, Colorado, which was subsequently acquired by us from IC-BH) and for expansion of the Colorado Central Station - Black Hawk. In February 2004, the Senior Secured Credit Facility was amended to provide for a $40.0 million Revolving Credit Facility and a $165.0 million Term Loan.

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheets
(unaudited)

	October 23,	April 24,
	2005	2005
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$18,832	$14,680
Accounts receivable – trade	526	856
Accounts receivable - related parties	80	28
Deferred income taxes	343	334
Prepaid expenses and other	3,121	1,463
Current assets of discontinued operations	--	7,413
Total current assets	22,902	24,774

Property and equipment, net	233,646	218,174
Deferred financing costs, net of accumulated amortization	2,110	2,597
Deferred income taxes asset	4,757	2,685
Goodwill and other intangible assets	26,865	26,865
Prepaid deposits and other	5,714	332
Total assets	$295,994	$275,427

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$1,771	$1,767
Accounts payable – trade	6,770	10,242
Accounts payable - related parties	9,024	2,343
Accrued liabilities:
Interest	1,824	1,640
Payroll and related expenses	3,784	4,276
Property, gaming and other taxes	6,143	5,455
Progressive jackpot and slot club awards	3,543	3,534
Deferred income tax	9	--
Other	5,565	5,011
Liabilities of discontinued operation	--	746
Total current liabilities	38,433	35,014

Long-term liabilities:
Long-term debt, less current maturities	197,286	188,173
Deferred income taxes	2,072	--
Total long-term liabilities	199,358	188,173
Total liabilities	237,791	223,187

Commitments and contingencies	--	--

Members’ equity:
Members’ equity	49,023	51,918
Accumulated other comprehensive income	9,180	322
Total members' equity	58,203	52,240
Total liabilities and members' equity	$295,994	$275,427

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of income
(unaudited)

	Three Months Ended		Six Months Ended
	October 23,	October 24,	October 23,	October 24,
	2005	2004	2005	2004
Revenues	(in thousands)
Casino	$42,984	$39,374	$85,773	$79,993
Rooms	1,534	1,513	3,072	2,977
Food, beverage and other	5,022	5,220	10,168	10,157
Gross revenues	49,540	46,107	99,013	93,127
Less promotional allowances	(9,908)	(10,535)	(20,024)	(20,763)
Net revenues	39,632	35,572	78,989	72,364

Operating expenses
Casino	5,748	6,316	11,880	12,057
Gaming taxes	8,380	7,330	16,678	14,853
Rooms	404	388	784	801
Food, beverage and other	1,199	1,132	2,334	2,255
Facilities	1,942	1,953	3,780	3,779
Marketing and administrative	9,346	8,825	18,628	17,773
Management fees	1,842	1,549	3,681	3,182
Depreciation and amortization	3,262	2,529	6,318	4,913
Total operating expenses	32,123	30,022	64,083	59,613

Operating income	7,509	5,550	14,906	12,751
Interest expense, net	(3,183)	(2,424)	(5,923)	(4,665)
Income before income taxes	4,326	3,126	8,983	8,086
Income tax benefit	73	711	197	1,305
Net income	$4,399	$3,837	$9,180	$9,391

Route 66 Casinos, L.L.C.

We are a 51% non-operating owner of Route 66 Casinos, L.L.C. (“Route 66 Casinos”). American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) is the 49% operating owner. We use the equity method of accounting to account for our investment in Route 66 Casinos. Our investment is stated at cost, adjusted for our undistributed earnings or losses of the project. Our earnings from Route 66 Casinos totaled $437,486 and $874,707 for the three and six month periods ended October 23, 2005, respectively, and $414,537 and $846,142 for the three and six month periods ended September 30, 2004, respectively. During the six month periods ended October 23, 2005 and September 30, 2004, we did not receive any cash distributions from Route 66 Casinos. Our investment in Route 66 Casinos was $4,509,183 and $3,645,423 as of October 23, 2005 and March 31, 2005, respectively.

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

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting because we do not receive current revenue and expense information from Route 66 Casinos as a result of ongoing litigation. The estimated revenues are based on published net win numbers provided by the Route 66 Casino, the primary casino property owned and operated by Route 66 Casinos, to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of previously negotiated debt service payments on the 1,250 gaming devices supplied to Route 66 Casino, the supply of parts for the repair of these gaming devices and a monthly overhead fee to The Gillmann Group. The direct expenses related to the debt service of the gaming devices and The Gillmann Group’s monthly overhead fee is a stable cost with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results may vary materially and adversely from our estimates.

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

American Racing and Entertainment, L.L.C.

On August 24, 2005, we entered into an agreement with Tioga Downs Racetrack, LLC (“TD”), and Vernon Downs Acquisition, LLC pursuant to which the parties agreed to form American Racing and Entertainment, L.L.C. (“American Racing”) to (i) own and pursue racing and gaming interests at Tioga Downs in Nichols, New York and (ii) pursue the acquisition out of bankruptcy of Vernon Downs in Vernon, New York and to pursue gaming and racing interests at such facility.

Construction of a $35.0 million redevelopment of Tioga Downs Racetrack recently began. Tioga Downs Racetrack will operate as a harness racetrack and is expected to offer approximately 750 video lottery terminal machines (“VLTs”) to its gaming and racing customers. A newly-constructed 90,000 square-foot grandstand will house a 19,000 square-foot casino floor. Vernon Downs includes a harness track, 175-all suite hotel and 34,000 square-foot gaming facility that is expected to offer 1,000 VLT machines to its customers. Racing and gaming operations at the facilities are subject to the receipt of certain regulatory approvals, including, without limitation, the receipt of VLT licenses from the New York State Lottery.

On November 8, 2005, definitive documentation was executed by us and the other partners of American Racing. American Racing is owned 50% by our wholly owned subsidiary, Nevada Gold NY, Inc., 25% by Southern Tier Acquisition II, LLC (“Southern Tier”) and 25% by TrackPower, Inc (“TrackPower”). TrackPower and an affiliate of Southern Tier each owned 50% of TD. We have the right to appoint two members to the board of directors of American Racing, which has a total of four directors. Each of Southern Tier and TrackPower have the right to appoint one member to the board of directors.

In connection with the formation of American Racing, we have agreed to contribute $5.0 million to American Racing ($10.0 million if Vernon Downs is acquired). Southern Tier and TrackPower have each agreed to contribute a total of $2.5 million ($5.0 million if Vernon Downs is acquired), with their combined contributions consisting of approximately $5.0 million of previous investments in the Tioga Downs Racetrack, with the balance in cash if Vernon Downs is acquired.

In addition to the contributions described above, if American Racing successfully develops both the Tioga Downs and Vernon Downs racetracks, we have agreed to provide a $5.0 million guarantee in connection with an anticipated $70.0 million in senior debt financing and, if required, cash or a letter of credit to collateralize the guarantee. In the event that American Racing does not complete the acquisition of Vernon Downs, the senior note financing is expected to be reduced to approximately $25.0 million and our guarantee reduced to approximately $2.5 million.

As part of the transaction, we have entered into a management agreement with American Racing that will provide for the management of all operations, including VLTs and racing operations, at Tioga Downs and, if acquired by the venture, Vernon Downs. We will receive a management fee consisting of a base fee and an incentive fee. Assuming Vernon Downs is acquired, the base fee will be based upon a percentage of revenues (not to exceed $1.0 million total) plus 5% of the first $15.0 million of earnings before interest, dividends, income taxes, depreciation and amortization, management fees, distributions to members and write-off of start-up and pre-opening expenses (“EBITDAM”). Incentive fees will start at 15% of EBITDAM over $15.0 million and escalate incrementally. If EBITDAM is greater than $16.0 million, the incentive fee would be 20% of EBITDAM over $15.0 million, 25% of EBITDAM over $15.0 million if EBITDAM is greater than $17.0 million, and the maximum incentive fee will be 30% of EBITDAM in excess of $15.0 million if EBITDAM is greater than $18.0 million. If Vernon Downs is not acquired, the base fee calculation will remain the same, but will not exceed $500,000 total, and incentive fees will start at 15% of EBITDAM over $7.0 million, 20% of EBITDAM over $7.0 million if EBITDAM is in excess of $7.5 million, and 25% of EBITDAM over $7.0 million if EBITDAM is in excess of $8.0 million, and the maximum incentive fee will be 30% of EBITDAM in excess of $7.0 million if EBITDAM is greater than $8.5 million.

Buena Vista Development Company, L.L.C.

On May 4, 2005, we, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in Buena Vista Development Company, L.L.C. (“Buena Vista Development”) in exchange for a loan of $14.8 million and an equity investment of $189,800. Casino Development & Management Company is the manager and the only other owner of Buena Vista Development. We financed the acquisition by drawing $15.0 million on our revolving credit facility. We have no obligation to make any further equity investments or loans to Buena Vista Development.

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

Buena Vista Development will use the proceeds from the capital contribution and loan from Nevada Gold BVR to repay certain loans made by Casino Development & Management Company to Buena Vista Development for development costs of the project. The development of the project is subject to the receipt of regulatory approvals.

During the three and six month periods ended October 23, 2005, Buena Vista Development had no earnings or losses. Our investment in Buena Vista Development is accounted for using the equity method of accounting under APB No. 18, and was $189,800 as of October 23, 2005.

Sunrise Land and Mineral Corporation

We own a 50% interest in Sunrise Land and Mineral Corporation (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. Sunrise holds investment real estate for long-term appreciation. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of Sunrise. Sunrise had no earnings or losses during the three and six month periods ended October 23, 2005 and September 30, 2004. Our investment in Sunrise is accounted for using the equity method of accounting under APB No. 18 and was $320,607 as of October 23, 2005 and March 31, 2005, respectively.

Restaurant Connections International, Inc.

We are a founding shareholder of RCI, and currently own a 30% interest in RCI. RCI owns the sole Pizza Hut franchise in San Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in San Paulo, Brazil. We are discussing a possible sale or other disposition of RCI.

Our 30% ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our undistributed earnings or losses of RCI. RCI’s loss allocable to us for the three and six months ended October 23, 2005 totaled $16,063 and $18,223, respectively which has not been included in our statement of operations for the three and six months ended October 23, 2005. In accordance with the equity method of accounting, our investment account balance was reduced to zero in the fiscal year ending March 31, 2000. The remaining allocated loss of $1,008,422 incurred since April 1, 2000 has not been reflected in our financial statements, since we have no further funding obligations with respect to RCI, nor do we guarantee any of their obligations. Our investment in RCI will remain at zero until such time that our allocated losses have been recovered at which time we will resume accounting for this investment using the equity method.

Investments in Development Projects

Dry Creek Casino, L.L.C.

We own 69% of Dry Creek Casino, L.L.C. (“DCC”), formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians with the development and financing of its River Rock Casino located north of the San Francisco Bay area in Sonoma County, California. We consolidate DCC, and the remaining 31% interest in DCC that we do not own is reported as minority interest. The River Rock Entertainment Authority (the “RREA”) was formed as an unincorporated instrumentality of the tribe to own and operate the River Rock Casino. The River Rock Casino features 1,600 slot machines, 24 table games and two restaurants.

Our initial activities with DCC were a development and loan agreement with the Dry Creek Band of Pomo Indians totaling $33.0 million which was repaid in full during fiscal year 2004. Pursuant to the terms of the development and loan agreement, DCC earns an annual credit enhancement fee equal to 20% of River Rock Casino’s earnings before taxes, depreciation and amortization. The credit enhancement fee is payable for a period of five years, commencing June 1, 2003, and ending on May 31, 2008. The RREA has the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006. If exercised, the RREA is obligated to pay an amount determined by multiplying the number of months remaining in the 5-year term by 100% of the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the buy-out option is exercised (the “Base Period”), plus any percentage (not exceeding 20%) by which gross revenues for the Base Period increased over the prior 12-month period. The buy-out fee must be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement. We record credit enhancement fee income from River Rock Casino on the accrual basis as earned. The credit enhancement fee income is due on the 15th day of each following month. The payment may vary dependent upon the cash flow from River Rock Casino’s operations. Any shortfall in the payment in any month will be paid when cash flow is sufficient to satisfy senior obligations. As of October 23, 2005, there was no delinquency in payments to us of credit enhancement fee income. Credit enhancement fee income was $1,735,517 and $3,653,421 for the three and six month periods ended October 23, 2005, respectively, and $1,065,868 and $2,417,135 for the three and six month periods ended September 30, 2004, respectively.

We amortize capitalized development costs of DCC, included in the investment column in the table at the beginning of this note, over the five-year term of the credit enhancement fee under the development and loan agreement. Each quarter, we recognize as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated credit enhancement fees to be received over the five-year term of the contract. We believe this method is appropriate because it matches income and expenses over the term of the contract. We also review estimated credit enhancement fees to be received over the remaining term of the contract on a quarterly basis to assess whether any changes to our estimates are appropriate. As of October 23, 2005, we have not found it necessary to change the estimated amount of credit enhancement fees over the remaining term of the contract. Our capitalized development costs were $1,073,338 and $1,156,318 as of October 23, 2005 and March 31, 2005, respectively. Amortizations of capitalized development costs were $36,538 and $69,601 for the three and six month periods ended October 23, 2005, respectively and $21,101 and $46,844 for the three and six month periods ended September, 30, 2004, respectively.

Gold Mountain Development, L.L.C.

Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C. (“Gold Mountain”), we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado which is located in an Environmental Protection Agency National Priorities list area. We are currently having discussions with parties to joint venture with us on the development of the property. Our capitalized development costs were $3,364,437 and $3,357,795 as of October 23, 2005 and March 31, 2005, respectively. No interest was capitalized in the periods presented.

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

Metallic has agreed to pay a production royalty of 5% of all “Ore” and “Product” as defined by the lease, with all credits and offsets as provided by the lease, and Metallic may repurchase up to one percentage point of the royalty for $2.5 million. Metallic has the right to terminate the lease agreement at any time by giving us written notice. If Metallic terminates the lease, we retain as liquidated damages all advance royalty and other payments made by Metallic. Royalty income was $18,175 and $34,932 for the three and six month periods ended October 23, 2005, respectively, and $16,903 and $33,805 for the three and six month periods ended September 30, 2004, respectively. Our capitalized development costs were $480,812 as of October 23, 2005 and March 31, 2005.

Nevada Gold Tulsa, Inc.

On December 23, 2003, through our wholly owned subsidiary, Nevada Gold Tulsa, Inc. (“Tulsa”), we entered into Development and Management Agreements with the Muscogee (Creek) Nation (the “Nation”), a federally recognized Indian tribe, pursuant to which we will assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project will be developed on and around the site of the existing Creek Nation Casino located on the Mackey Sand Bar in South Tulsa. The first phase will include the construction of a state-of-the-art gaming center featuring approximately 3,300 gaming machines, table games, multiple food venues and a multi-level parking facility with approximately 950 spaces, as well as 1,050 spaces of surface parking. Retail stores, restaurants, hotel, conference facility and other entertainment venues are planned for subsequent phases. The total investment by the Nation is expected to be approximately $110.0 million. Our capitalized development costs were $1,556,710 and $1,326,536 as of October 23, 2005 and March 31, 2005, respectively.

Note 5. Notes Receivable

Notes Receivable - Related Parties

Clay County Holdings, Inc.

At October 23, 2005 and March 31, 2005, we had a note receivable of $1,741,621 and $1,857,424, respectively, from Clay County Holdings, Inc (“CCH”). The note bears interest of 12% per annum, and is payable by CCH in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. Interest income on the CCH note was $55,494 and $111,064 for the three and six month periods ended October 23, 2005, respectively, and $69,792 and $143,315 for the three and six month periods ended September 30, 2004, respectively. On December 1, 2005, we received the second quarter payment from CCH. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. CCH is our largest shareholder, beneficially owning approximately 18% of our total outstanding common stock as of October 23, 2005.

Service Interactive, Inc.

At October 23, 2005 and March 31, 2005, we had a note receivable of $1,779,445 and $1,893,342, respectively, from Service Interactive, Inc. (“SI”). The note bears interest of 12% per annum, and is payable by SI in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. Interest income on the SI note was $56,645 and $113,289 for the three and six month periods ended October 23, 2005, respectively, and $70,878 and $145,473 for the three and six month periods ended September 30, 2004, respectively. On December 1, 2005, we received the second quarter payment from SI. At the time of the extension of credit by the Company to SI, SI was a related party because we had the option to acquire common stock of SI and a former director of the Company was involved in SI.

Sunrise Land and Mineral Corporation

At October 23, 2005 and March 31, 2005, we had a note receivable of $245,346 and $226,370, respectively, from Sunrise. The note bears interest of 12% per annum. Interest income on the Sunrise note was $7,095 and $13,867 for the three and six month periods ended October 23, 2005, respectively, and $4,623 and $7,199 for the three and six month periods ended September 30, 2004, respectively. The note receivable is secured by a deed of trust lien on 300 acres of land in Nevada County, California owned by Sunrise.

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

At October 23, 2005, we had notes receivable of $24,420,281 related to the development of gaming/entertainment projects. Of this amount, $3,372,537 is represented by a note to a third party which bears interest at a rate of 10% and is payable on or before ten years from the date of the note, with earlier repayment required out of cash flow from operation of such gaming/entertainment project.

Additionally, $2,430,124 of the notes receivable is related to a Native-American gaming development project. A development agreement has been entered into with an Indian tribe and we are making advances to fund the tribe's federal recognition efforts and administrative expenses. This note bears interest at 10% per annum. The note is payable from the first proceeds of the development loan or future revenues from the tribe's economic enterprises, including any gaming facility.

On May 4, 2005, we, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in Buena Vista Development in exchange for an approximate $14.8 million loan and a $189,800 equity investment. This note bears an interest rate of prime plus 1%.

In addition to these three notes we made other loans to Indian tribes and third parties totaling approximately $3.8 million. These notes bear an average interest rate of 9% per annum with maturity dates based on the availability of project financing and/or cash flow from operations.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Note 6. Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations are as follows:

	October 23,	March 31,
	2005	2005

$13.0 million Convertible Credit Facility, 7.5% interest,
maturing December 2005	$1,367,499	$3,317,499
$40.0 million Revolving Credit Facility, 8.5%, maturing June 2008	36,415,671	6,415,671
$6.5 million Note Payable, 7.5% interest, maturing April 2006	3,272,500	3,272,500
$5.9 million Note Payable, 7.75% interest, LIBOR plus 450 basis points, quarterly payment equal to distribution from IC-BH
until it is paid in full	4,369,758	--
Auto loan, 7.5% interest, maturing October 2010	38,378	--
Total	45,463,806	13,005,670
Less: current maturities	(4,646,483)	(3,317,499)
Long-term financing obligations, less current maturities	40,817,323	9,688,171
Less: unamortized debt discount	(5,076)	(55,398)
Total long-term financing obligations, less unamortized
debt discount	$40,812,247	$9,632,773

In June 2004, we amended the financing documents relating to our existing $13.0 million credit facility (“Convertible Note”). The interest rate on the Convertible Note was reduced from 11.0% to 7.5% per annum. The maturity date of the Convertible Note is December 31, 2005. Up to 54% of the Convertible Note is convertible into shares of our restricted common stock at the rate of $3.00 per share or 85% of the closing market price at the date of conversion, whichever is less. This conversion is limited at any one time during a 12 month period to an amount not to exceed 4.99% of our then total issued and outstanding stock. Because the Convertible Note can be converted into the Company's common stock at the lower of an exchange rate of $3.00 per share or 85% of the closing market price of the Company's common stock at conversion, there existed a beneficial conversion to the holder of the credit facility when the Convertible Note was originally executed. In fiscal 2004, a beneficial conversion amount totaling $1,392,157 was recorded to additional paid-in-capital and a corresponding amount recorded as a debt discount. For the three and six month periods ended October 23, 2005 and September 30, 2004, amortization of the debt discount was $9,005, $44,166, $18,466 and $111,574, respectively. The total of the unamortized debt discount at October 23, 2005, and March 31, 2005 was $5,076 and $55,398, respectively.

Also in June 2004, we entered into a $40.0 million revolving credit facility (“Credit Facility”) with the holder of our Convertible Note. Principal advances under the Credit Facility bear interest at 8.5% per annum. The Credit Facility matures on June 30, 2008. During fiscal year 2005, we paid down the amount of indebtedness outstanding under the Convertible Note to approximately $3.3 million by utilizing proceeds received from draws of approximately $7.9 million under the Credit Facility. The remaining $3.3 million principal amount of the Convertible Note was convertible into 1,105,833 shares of our common stock. The reduction of the Convertible Note to $3.3 million had the effect of reducing the shares into which the debt is convertible from 1,739,166 shares to 1,105,833 shares. During the six months ended October 23, 2005, $1.95 million of the $3.3 million Convertible Note was converted into 650,000 shares of our common stock at a conversion price of $3.00 per share leaving approximately $1.37 million of the Convertible Note outstanding which is convertible into 455,833 shares of our common stock at a conversion price of $3.00 per share.

The Credit Facility allows us to draw up to $40.0 million (less any outstanding indebtedness under the Convertible Note) at any time prior to June 30, 2008. The current availability under the Credit Facility is approximately $2.2 million as of October 23, 2005. The Convertible Note and Credit Facility are secured by our interest in IC-BH.

During fiscal year 2005, we resolved a dispute with a financial advisor who facilitated the procurement of the Convertible Note by allowing his cashless exercise of a warrant for 1,041,533 shares of our common stock with an exercise price of $3.00 per share. The implied cash value of the exercise of all of the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share, leaving a net issuance of 801,907 shares of common stock. We repurchased 501,917 of these shares at $13.04 per share which was the quoted closing market price on the date of the transaction. We paid the purchase price by issuing a $6.5 million note, with interest at the rate of 7.5% per annum. A principal payment in the amount of $3.25 million was paid in March 2005; the remaining principal of $3.27 million is due on April 1, 2006. The 501,917 shares of common stock repurchased were subsequently retired by us since there was no immediate plan to reissue these shares in the near term. The repurchase of the shares of common stock was at fair market value on the measurement date, which was June 10, 2004; thus no expense was recorded. In the fourth quarter of fiscal year 2005, we prepaid the $3.25 million principal amount which was originally due on April 1, 2005.

We pay to our lender a commitment fee of 0.25% per annum on any unused portion under the $40.0 million Credit Facility. Also, we pay a financial advisor a finder’s fee equal to 3% of the principal advanced to us pursuant to the revolving Credit Facility up to an aggregate principal advanced of $40.0 million.

Note 7. Equity Transactions, Stock Option Plan and Warrants

During the six month period ended October 23, 2005, the holder of the convertible note elected to convert $1.95 million principal into 650,000 shares of our common stock at a conversion price of $3.00 per share. After the conversion, the principal amount of the convertible note was reduced to $1,367,499.

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at October 23, 2005, 642,299 shares were available for grant.

During the six month period ended October 23, 2005, holders of options with an average exercise price of $2.34 per share, elected to exercise and received a total of 12,500 shares of our common stock in exchange for cash proceeds of $29,200.

During the six month period ended October 23, 2005, we granted options to purchase 100,000 shares of our common stock to an employee with an exercise price of $10.79 per share, which was the market value of the common stock on the date of grant. The first 20,000 shares were vested immediately with the remaining 80,000 shares to be vested in the next four years. Had compensation costs for all options issued been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, net income and net income per share would have decreased to the pro forma amount indicated below:

	Three Months Ended		Six Months Ended
	October 23,	September 30,	October 23,	September 30,
	2005	2004	2005	2004
Net income - as reported	$1,003,408	$1,106,607	$2,591,474	$2,830,601
Less: total stock-based employee compensation
expense determined under fair value based
net of related tax effect	(57,837)	(315,969)	(57,837)	(315,969)
Net income - pro forma	$949,571	$790,638	$2,537,637	$2,514,632

The weighted average fair value at date of grant for options granted during the three and six month periods ended October 23, 2005 and September 30, 2004 was $4.52, $4.52, $3.80 and $3.80, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	October 23,	September 30,	October 23,	September 30,
	2005	2004	2005	2004
Expected life (years)	2.5 years	2 years	2.5 years	2 years
Interest rate	4.50%	3.75%	4.50%	3.75%
Dividend yield	-	-	-	-
Volatility	63%	56%	63%	56%

Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Three Months Ended		Six Months Ended
	October 23,	September 30,	October 23,	September 30,
	2005	2004	2005	2004
Numerator:
Basic:
Net income available to common
stockholders	$1,003,408	$1,106,607	$2,591,474	$2,830,601

Diluted:
Net income available to common
stockholders	$1,003,408	$1,106,607	$2,591,474	$2,830,601
Add: interest on convertible debt	17,115	59,788	40,719	121,969
Net income available to common
stockholders	$1,020,523	$1,166,395	$2,632,193	$2,952,570

Denominator:
Basic weighted average number of
common shares outstanding	12,811,516	13,038,239	12,915,192	12,780,421
Dilutive effect of common stock
options and warrants	292,453	518,291	303,407	985,910
Dilutive effect of convertible debt	476,712	1,105,833	567,097	1,164,022
Diluted weighted average number of
common shares outstanding	13,580,681	14,662,363	13,785,696	14,930,353

Earnings per share:
Net income per common share - basic	$0.08	$0.08	$0.20	$0.22

Net income per common share - diluted	$0.08	$0.08	$0.19	$0.20

As discussed in Note 6, we have a convertible debt agreement of which the holder has the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the three and six month periods ended October 23, 2005 and September 30, 2004 results in this convertible debt security being dilutive. Additionally, for the three and six month periods ended October 23, 2005, potential dilutive common shares issuable under options and warrants of 441,000 and 341,000 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Treasury Stock

We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 500,000 shares to our stock buyback program. In June 2005, we announced a further increase of 900,000 shares to our stock buyback program. Under this program, we repurchased 620,500 shares of our common stock for an average price of $10.63 per share during the six month period ended October 23, 2005. It is expected that these shares will be retired.

Note 8. Segment Reporting

We operate in two major business segments (i) gaming and (ii) other. The gaming segment consists of Colorado Grande Casino, IC-BH, DCC, Route 66 Casinos, American Racing and Buena Vista Development.

Summarized financial information for our reportable segments is shown in the following table. The “Other” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Month Period Ended October 23, 2005
	Gaming	Other	Totals

Gross revenues	$3,672,140	$18,175	$3,690,315
Segment profit (loss)	1,693,906	(120,806)	1,573,100
Segment assets	62,983,795	5,927,176	68,910,971
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	20,245,104	--	20,245,104
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	1,528,100	--	1,528,100
Buena Vista Development Company, L.L.C.	189,800	--	189,800
Sunrise Land and Mineral Corporation	--	320,607	320,607
Interest expense, net	445,510	--	445,510
Earnings from Isle of Capri-Black Hawk, L.L.C.	1,891,763	--	1,891,763
Earnings from Route 66 Casinos, L.L.C.	437,486	--	437,486

	As of and for the Three Month Period Ended September 30, 2004
	Gaming	Other	Totals

Gross revenues	$1,065,868	$16,903	$1,082,771
Segment profit (loss)	1,864,595	(79,746)	1,784,849
Segment assets	37,760,706	4,208,162	41,968,868
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	17,666,772	--	17,666,772
Route 66 Casinos, L.L.C.	2,689,310	--	2,689,310
Interest expense, net	29,100	--	29,100
Earnings from Isle of Capri-Black Hawk, L.L.C.	1,650,838	--	1,650,838
Earnings from Route 66 Casinos, L.L.C.	414,537	--	414,537

	As of and for the Six Month Period Ended October 23, 2005
	Gaming	Other	Totals

Gross revenues	$7,944,657	$34,932	$7,979,589
Segment profit (loss)	4,274,939	(205,230)	4,069,709
Segment assets	62,983,795	5,927,176	68,910,971
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	20,245,104	--	20,245,104
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	1,528,100	--	1,528,100
Buena Vista Development Company, L.L.C.	189,800	--	189,800
Sunrise Land and Mineral Corporation	--	320,607	320,607
Interest expense, net	787,654	--	787,654
Earnings from Isle of Capri-Black Hawk, L.L.C.	3,947,319	--	3,947,319
Earnings from Route 66 Casinos, L.L.C.	874,707	--	874,707

	As of and for the Six Month Period Ended September 30, 2004
	Gaming	Other	Totals

Gross revenues	$2,417,135	$33,805	$2,450,940
Segment profit (loss)	4,616,773	(171,846)	4,444,927
Segment assets	37,760,706	4,208,162	41,968,868
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	17,666,772	--	17,666,772
Route 66 Casinos, L.L.C.	2,689,310	--	2,689,310
Interest expense, net	120,988	--	120,988
Earnings from Isle of Capri-Black Hawk, L.L.C.	4,039,218	--	4,039,218
Earnings from Route 66 Casinos, L.L.C.	846,142	--	846,142

Reconciliation of reportable segment assets to our consolidated totals is as follows:

	October 23,	September 30,
	2005	2004

Total assets for reportable segments	$68,910,971	$41,968,868
Cash not allocated to segments	4,551,289	3,743,344
Notes receivable not allocated to segments	3,766,412	4,851,459
Other assets not allocated to segments	--	4,313,274
Property and equipment, net	2,575,907	100,202
Total assets	$79,804,579	$54,977,147

Note 9. Acquisition

On April 25, 2005, Nevada Gold & Casinos, Inc., through a wholly owned subsidiary (CGC Holdings, L.L.C.) acquired all of the shares of Colorado Grand Enterprises, Inc., which owns the Colorado Grande Casino located in Cripple Creek, Colorado, from IC-BH for $6.5 million. This acquisition is part of our strategy to transform us to a casino operator.  Consideration was paid with cash of $600,000 and a note payable issued to IC-BH totaling $5.9 million. The transaction was recorded using the purchase method of accounting and has been consolidated with our results of operations for the period from April 25, 2005 through October 23, 2005. The transaction was the result of arms-length negotiations between the parties. We also had $38,705 in legal and professional fees associated with the purchase which were capitalized as part of the total purchase price. The purchase price allocation is as follows:

Current assets	$1,525,045
Property and equipment	188,000
Goodwill	6,350,705
Current liabilities	(1,525,045)
Total acquisition cost allocated	$6,538,705

Note 10. Commitments and Contingencies

We have guaranteed River Rock Casino’s operating lease for approximately $799,000.

We have guaranteed debt of $103,000 to third parties on behalf of SI for the performance of the repayment obligations. In the event of SI’s nonperformance under the terms of the obligations, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

We have agreed to provide a $5.0 million guarantee in connection with an anticipated $70.0 million in senior debt financing and, if required, cash or a letter of credit to collateralize the guarantee if American Racing successfully develops both the Tioga Downs and Vernon Downs racetracks. In the event that American Racing does not complete the acquisition of Vernon Downs, the senior note financing is expected to be reduced to approximately $25.0 million and our guarantee reduced to approximately $2.5 million.

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt. At October 23, 2005, we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $1.6 million.

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

Note 11. Subsequent Events

On November 4, 2005, our ownership interest in Buena Vista Development increased to 25% as a consequence of our $14.8 million loan remaining outstanding at the end of the initial 6-month period ending on November 4, 2005.

In November 2005, we made a commitment to contribute $10.0 million equity in a newly formed joint venture, American Racing and Entertainment, L.L.C. which will pursue two racing and gaming projects in the State of New York. In November 2005, our lender agreed to increase our Credit Facility from $40.0 million to $55.0 million and we expect to enter into an amendment of the facility to increase our borrowing capacity to such amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on June 21, 2005.

Change in Fiscal Year

On June 6, 2005, we changed our fiscal year to end on the last Sunday in April rather than March 31. References in this Form 10-Q to the second quarter and six months of fiscal year 2006 refer to the three and six month period ended October 23, 2005. References in this Form 10-Q to the second quarter and six months of fiscal year 2005 refer to the three and six month period ended September 30, 2004. We have not submitted financial information for the three and six month period ended October 24, 2004 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Management believes that the three and six month period ended September 30, 2004 provides a meaningful comparison to the second quarter and six months of fiscal year 2006. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three and six month period ended October 24, 2004 were presented in lieu of results for the three and six month period ended September 30, 2004.

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

Equity Method of Accounting

Our investments in IC-BH, Route 66 Casinos, American Racing, Buena Vista Development, Sunrise and RCI are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee’s Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses approximately one month in arrears for Route 66 Casinos (which has a fiscal year ending on March 31) and Buena Vista Development (which has a calendar fiscal year) and four months in arrears for RCI (which has a calendar fiscal year).

We utilize the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture are currently controlled by the minority venturer. As disclosed in Part II - Item 1 of this quarterly report, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading “Use of Estimates.”

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

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting (See “Equity Method of Accounting”) because we do not receive current revenue and expense information from the venture as a consequence of ongoing litigation (See Part II - Item 1 of this quarterly report.) The estimated revenues are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member’s overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results may vary materially and adversely from our estimates.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing, developing and managing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California, Oklahoma, New Mexico and New York. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. Currently, IC-BH is completing a $94.0 million capital expansion for IC-BH’s Colorado properties adding approximately 350 slot machines, 160 hotel rooms, and a new restaurant which should increase our future earnings from IC-BH. In fiscal year 2003, DCC began receiving a credit enhancement fee from the River Rock Casino. We own 69% of and consolidate DCC. River Rock Casino completed the construction of a parking garage in December 2004 which increased their parking capacity from approximately 500 spaces to 1,735 spaces which will accommodate up to approximately 2,100 customer vehicles when operated by a valet service company during peak demand periods. We believe River Rock Casino’s revenues will increase with these additional parking spaces which will in turn increase our credit enhancement fees. Accordingly, we believe that credit enhancement fees will become a larger contributor to our future revenues and earnings. We expect to receive credit enhancement fees through May 2008. On April 25, 2005 we acquired the Colorado Grande Casino from IC-BH and anticipate the casino will also add to our future revenues and earnings. In August 2005, we acquired a 50% interest in American Racing and anticipate that its gaming interests in New York will add to our future revenues and earnings. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs can be expected to increase. Our net revenues were $3.3 million and $1.1 million for the three month periods ended October 23, 2005 and September 30, 2004 respectively.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 23, 2005 AND SEPTEMBER 30, 2004

Net revenues. Net revenues increased 205%, or $2.2 million, for the three month period ended October 23, 2005 compared to September 30, 2004. In the three month period ended October 23, 2005, credit enhancement fees increased 63%, or $670,000, compared to the three month period ended September 30, 2004 as a result of River Rock Casino’s higher revenues and improved operating margins associated with the additional parking available with the new parking garage. On April 25, 2005, we acquired Colorado Grande Casino from IC-BH. The Colorado Grande contributed a total of $1.9 million in gross revenues from its casino operation. After the promotional allowance, net revenue from its casino operation was $1.5 million.

Total operating expenses. Total operating expenses increased 166%, or $2.0 million, for the three month period ended October 23, 2005 compared to September 30, 2004. Of the increase, $1.5 million is primarily the result of the inclusion of the casino operations, food and beverage, marketing and administrative, and facility expenses from the Colorado Grande Casino-Cripple Creek. We also experienced $500,000 of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations and increased overhead costs related to business expansion.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates increased 13%, or $264,000, for the three month period ended October 23, 2005 compared to the three month period ended September 30, 2004. Earnings of IC-BH increased 15% to $1.9 million. IC-BH’s net revenue increased 11%, or $4.1 million for the three month period ended October 23, 2005 compared to the three month period ended October 24, 2004. This increase was primarily due to an increase in revenues resulting from the completed expansion of casino floor space in both Isle of Capri Casino-Black Hawk and Colorado Central Station Casino. However, such increase was partially offset by a $2.1 million increase in operating expenses and a $759,000 increase in interest expenses, net, along with a $638,000 decrease in income tax benefit. Earnings from Route 66 Casinos increased 6%, or $23,000 to $437,000.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 139%, or $527,000, for the three month period ended October 23, 2005 compared to September 30, 2004. The increase is primarily due to a higher weighted average debt balance. Interest income increased 12%, or $53,000, for the three month period ended October 23, 2005 compared to September 30, 2004. The increase is primarily due to a higher weighted average note receivable balance. Amortization of loan issue cost was $54,000 and $53,000 for the three month periods ended October 23, 2005 and September 30, 2004, respectively.

Net income. Net income decreased 9%, or $103,000, to $1.0 million for the three month period ended October 23, 2005 compared to September 30, 2004. The decrease is primarily related to the increase in interest expense, net and corporate expenses. The effective tax rate for the three month periods ended October 23, 2005 and September 30, 2004 were 36% and 38%, respectively.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 23, 2005 AND SEPTEMBER 30, 2004

Net revenues. Net revenues increased 188%, or $4.6 million, for the six month period ended October 23, 2005 compared to September 30, 2004. In the six month period ended October 23, 2005, credit enhancement fees increased 51%, or $1.2 million, compared to the six month period ended September 30, 2004 as a result of River Rock Casino’s higher revenues and improved operating margins associated with the additional parking available with the new parking garage. On April 25, 2005, we acquired Colorado Grande Casino from IC-BH. It contributed a total of $4.3 million in gross revenues from its casino operation. After the promotional allowance, net revenue from its casino operation was $3.3 million.

Total operating expenses. Total operating expenses increased 165%, or $4.0 million, for the six month period ended October 23, 2005 compared to September 30, 2004. A $3.0 million increase in operating expenses is primarily a result of the inclusion of the casino operations, food and beverage, marketing and administrative, and facility expenses from the Colorado Grande Casino-Cripple Creek. We also experienced $764,000 of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations and increased overhead costs related to business expansion.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates decreased 1%, or $63,000, for the six month period ended October 23, 2005 compared to the six month period ended September 30, 2004. Earnings of IC-BH decreased 2%, or $92,000 to $3.9 million. IC-BH’s net revenue increased 9%, or $6.6 million for the six month period ended October 23, 2005 compared to the six month period ended October 24, 2004. This increase is primarily due to the completed expansion of casino floor space in both Isle of Capri Casino-Black Hawk and Colorado Central Station Casino. However, such increase is offset by a $4.5 million increase in operating expenses and $1.3 increase in interest expenses, net, along with a $1.1 decrease in income tax benefit. Earnings from Route 66 Casinos increased 3%, or $29,000 to $875,000.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 100%, or $818,000, for the six month period ended October 23, 2005 compared to September 30, 2004. The increase is primarily due to a higher weighted average debt balance. Interest income increased 3%, or $26,000, for the six month period ended October 23, 2005 compared to September 30, 2004. The increase is primarily due to a higher weighted average note receivable balance. Amortization of loan issue cost was $104,000 and $229,000 for the six month periods ended October 23, 2005 and September 30, 2004.

Net income. Net income decreased 8%, or $239,000 to $2.6 million for the six month period ended October 23, 2005 compared to September 30, 2004. The decrease is primarily related to the increase in interest expense, net and corporate expenses which were offset by an increase in credit enhancement fee income. The effective tax rate for the six month periods ended October 23, 2005 and

September 30, 2004 were 36%.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 23, 2005 and September 30, 2004:

	Six Months Ended
	October 23,	September 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$4,153,770	$1,876,844
Investing activities	(23,079,175)	(4,187,282)
Financing activities	20,587,997	2,525,151

Operating activities. Net cash provided by operating activities during the six month period ended October 23, 2005 increased $2.3 million compared to the six month period ended September 30, 2004 mainly due to higher credit enhancement fees from River Rock. During the six month period ended October 23, 2005, we received $2.3 million of credit enhancement fees from River Rock Casino and $1.7 million in distributions from IC-BH. We applied the distributions from IC-BH to repay a portion of the $5.9 million note payable to IC-BH related to our purchase of the Colorado Grande Casino.

Investing activities. Net cash used in investing activities during the six month period ended October 23, 2005 increased by $18.9 million compared to the six month period ended September 30, 2004. The increase was due to a $14.8 million loan made to Buena Vista Development for an Indian gaming project and $1.5 million of equity investment in American Racing. Also, we made loans totaling $2.6 million to other Indian gaming projects, and we invested $813,000 in marketable securities. We used a total of $2.4 million for capital improvements in our Colorado Grande Casino and the purchase of a new accounting system.

Financing activities. Net cash used in financing activities during the six month period ended October 23, 2005 increased by $18.1 million compared to the six month period ended September 30, 2004. In the six month period ended October 23, 2005, we received $30.0 million in borrowings from our $40.0 million credit facility. We repurchased 620,500 shares of our common stock in the open market, at a total purchase price of $6.6 million, and we distributed $581,000 to the minority interest owners of DCC. We also repaid $1.5 million on the $5.9 million note to IC-BH leaving the balance as of October 23, 2004 at $4.4 million.

Future Sources and Uses of Cash (more info from operation for future uses of cash)

We expect that our future liquidity and capital requirements will be affected by:

•	capital requirements related to existing and future development projects and acquisitions;

•	debt service requirements; and

•	working capital requirements.

At November 30, 2005, outstanding indebtedness under our credit facilities totaled $37.8 million. We have a $5.0 million guarantee ($2.5 million if Vernon Downs is not acquired) of indebtedness for American Racing, $3.3 million term loan due in April 2006. In addition, we have lease guarantees of approximately $799,000 relating to the River Rock Casino project and we have guaranteed debt of approximately $103,000 of an affiliated company. To date, tax distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. However, on April 25, 2005 we executed a three year $5.9 million promissory note payable to IC-BH in connection with the purchase of the Colorado Grande Casino, and we now apply our quarterly distributions from IC-BH to the repayment of interest and principal due on this note until it is repaid in full. At October 23, 2005, the balance of the note payable to IC-BH was $4.4 million. Until this note is repaid, which we expect will occur in fiscal year 2007, we will be relying solely on credit enhancement fees from the River Rock Casino, affiliate loan repayments and cash flows from the Colorado Grande Casino to satisfy our current debt obligations and working capital needs. In November 2005, we made a commitment to contribute $10.0 million equity in a newly formed joint venture, American Racing and Entertainment, L.L.C. which will pursue two racing and gaming projects in the State of New York. In November 2005, our lender agreed to increase our Credit Facility from $40.0 million to $55.0 million and we expect to enter into an amendment of the facility to increase our borrowing capacity to such amount  (see Indebtedness below).

On October 23, 2005, we had cash and cash equivalents of $4.6 million.

We currently expect funds generated from our operating activities, together with existing cash and cash equivalents, and availability of borrowings under our expanded credit facility, will be adequate to fund our ongoing operating and debt service requirements.

Indebtedness

In June 2004, we amended the financing documents relating to our existing $13.0 million credit facility (“Convertible Note”) maturing December 31, 2005. The interest rate on the Convertible Note was amended from 11.0% to 7.5% per annum. Also in June 2004, we entered into a $40.0 million revolving credit facility ("Credit Facility") with the same lender. Principal advances under the Credit Facility bear interest at 8.5% per annum and the Credit Facility has a maturity date of June 30, 2008. During fiscal year 2005, we paid down the amount of indebtedness outstanding under the Convertible Note to approximately $3.3 million by utilizing proceeds received from draws of approximately $7.9 million under the Credit Facility. The reduction of the Convertible Note to $3.3 million had the effect of reducing the shares into which the principal amount of debt is convertible from 1,739,166 shares to 1,105,833 shares. In fiscal 2006, the holder of our $3.3 million convertible note converted $1.95 million of principal into 650,000 shares of our common stock at a conversion price of $3.00 per share.

The Credit Facility allows us to draw up to $40.0 million (less outstanding indebtedness under the Convertible Note) at any time prior to June 30, 2008, which is the maturity date for the Credit Facility. The Convertible Note and Credit Facility are secured by our interest in IC-BH. As of October 23, 2005, we had approximately $37.8 million in outstanding debt under the Credit Facility, with approximately $2.2 million in availability. At October 23, 2005, we had approximately $45.5 million in outstanding indebtedness. As of November 30, 2005, we fully drew on the $40.0 million Credit Facility. In November 2005, our lender agreed to increase our Credit Facility from $40.0 million to $55.0 million.

We acquired the Colorado Grande Casino (through the purchase of 100% of the stock of Colorado Grande Enterprises, Inc. from IC-BH) on April 25, 2005 for the purchase price of $6.5 million - $600,000 was paid in cash and a promissory note was issued to IC-BH for the remaining $5.9 million. Simple interest will accrue on the outstanding principal on the note at a rate equal to IC-BH’s cost of funds plus one percent (1%) per annum. IC-BH’s cost of funds is variable, with the rate dependent on the rate under IC-BH’s credit facility, which is currently LIBOR plus 350 basis points. The note will mature on April 25, 2008. Our future quarterly distributions from IC-BH will be applied to the repayment of the interest and principal due on our $5.9 million note until it is repaid. The note is secured by 100% of the stock in Colorado Grande Enterprises, Inc.

Off-Balance Sheet Arrangements

As of October 23, 2005, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, including a guarantee of $103,000 of indebtedness of a related party, Service Interactive, Inc. (“SI”), a guarantee of operating lease payments for River Rock Casino in the amount of $799,000 and a $5.0 million guarantee ($2.5 million if Vernon Downs is not acquired) of indebtedness for American Racing.

In the event of nonperformance by SI, River Rock Casino and American Racing under the terms of the obligations, our maximum potential future payment under these guarantees will be equal to the carrying amount of the liabilities. As of October 23, 2005, our maximum potential future payment under these guarantees was $5,902,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity price and equity prices. Our primary exposure to market risk is credit risk concentrations. We do not believe we are subject to material interest risk.

Our credit facilities are fixed interest rate instruments and an interest rate change would not have any impact on our operations.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.

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

Route 66 Casinos

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

The Gillmann Group then filed a lawsuit in state district court on October 4, 2002, in Clark County, Nevada (American Heritage, Inc., et al. v. Nevada Gold & Casinos, Inc., et al. (No. A457315)). In its lawsuit, The Gillmann Group seeks judicial dissolution of Route 66 Casinos and seeks a declaratory judgment that the operating agreement is void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court, and the related lawsuit in Texas was stayed pending the outcome of the Nevada appeal. On April 28, 2005, the Nevada Supreme Court ruled that the dispute was not subject to arbitration. In response, the Texas court lifted the stay of proceedings. Trial of the case is scheduled for January 2006.

Rinaldo Corporation

On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against us in the Superior Court of the State of California (No. S-1500-CV 253969 AEW). According to the Complaint, Rinaldo Corporation (“Rinaldo”) and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that we and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks up to $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring us and the other defendants from engaging in further acts of alleged interference. On October 29, 2004, Rinaldo filed its First Amended Complaint. We demurred to Rinaldo’s First Amended Complaint, and, at a hearing on January 5, 2005, the court orally sustained our demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others. After Rinaldo amended, we answered, generally denying Rinaldo's allegations. Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity. On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend. In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, to which Torkelson and Derry demurred again. On August 4, 2005, the court sustained their demurrer without leave to amend, dismissing them in their personal capacities from the case. Trial in this case is currently scheduled for April 2006. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2006, the holder of the Convertible Note converted $150,000 of the convertible note into 50,000 shares of common stock. The current principal balance of the convertible note is approximately $1.4 million which is convertible into 455,833 shares of our common stock at a conversion price of $3.00 per share.

Purchases of Equity Securities by the Issuer

During the three month period ended October 23, 2005, we repurchased 109,000 shares of our common stock in the open market at an average price of $10.43 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Maximum Number
	Total		Purchased as Part	of Shares
	Number of	Average	of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plan or Programs
July 25, 2005 through August 21, 2005	46,700	$10.41	46,700	435,900
August 22, 2005 through September 25, 2005	48,400	$10.42	48,400	387,500
September 26, 2005 through October 23, 2005	13,900	$10.51	13,900	373,600
Total	109,000	$10.43	109,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on September 12, 2005. The following proposal was adopted:

Proposal One:

Election of two Class I directors to hold office until the 2008 Annual Meeting of Stockholders:

	Number of Shares
Nominees	For	Withheld
H. Thomas Winn	11,104,242	118,123
Wayne H. White	11,092,805	129,560

In addition, the following individuals continued to be directors following the Annual Meeting of Stockholders: Francis M. Ricci, Joseph A. Juliano, Paul Burkett, and William G. Jayroe.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are to be filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION
2.1
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C.(filed previously as Exhibit 2.1 to the Company’s Form 8-K, filed April 29, 2005)

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

10.9	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C
10.10	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.
10.11	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, L.L.C. as maker and payable to Nevada Gold BVR, L.L.C.
10.12(*)	Operating Agreement of American Racing and Entertainment, L.L.C. dated effective as of August 24, 2005, by and between Nevada Gold NY, Inc., Track Power, Inc. and Southern Tier Acquisition II LLC.
14	Code of Ethics (filed previously as Exhibit 14 to Form 10-K filed July 14, 2004)
21	List of Subsidiaries (filed previously as Exhibit 21 to Form 10-K filed July 14, 2004)

31.1 (*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2 (*)	Principal Accounting Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1 (*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Portions of these exhibits have been omitted pursuant to a request of confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By: /s/ H. Thomas Winn
H. Thomas Winn, Chief Executive Officer

Date: December 2, 2005

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C.(filed previously as Exhibit 2.1 to the Company’s Form 8-K, filed April 29, 2005)

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

10.9	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C
10.10	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.
10.11	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C.
10.12(*)	Operating Agreement of American Racing and Entertainment, L.L.C. dated effective as of August 24, 2005, by and between Nevada Gold NY, Inc., TrackPower, Inc. and Southern Tier Acquisition II LLC.
14	Code of Ethics (filed previously as Exhibit 14 to Form 10-K filed July 14, 2004)
21	List of Subsidiaries (filed previously as Exhibit 21 to Form 10-K filed July 14, 2004)
31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2(*)	Principal Accounting Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.
(**)	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.