Form 10-Q/A
period 2005-10-23
NEVADA GOLD & CASINOS INC
filed 2005-12-16
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended October 23, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NEVADA GOLD & CASINOS, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)

88-0142032
(I.R.S. Employer
Identification No.)

3040 Post Oak Blvd., Suite 675
Houston, Texas 77056
(Address of principal executive office)

(713) 621-2245
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐    No    ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding was 13,417,703 as of November 30, 2005.

NEVADA GOLD & CASINOS, INC.
FORM 10-Q/A
FOR THE QUARTER ENDED OCTOBER 23, 2005

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended October 23, 2005 is being filed solely to attach Exhibits 10.13 and 10.14, which were inadvertently omitted from Part II, Item 6 in the original Form 10-Q filed on December 2, 2005. As required by Rule 12b-15 of the Exchange Act, certifications of our Chief Executive Officer and Principal Accounting Officer are attached as Exhibits 31.1 and 31.2.

Part II.   Other Information

Item 6. Exhibits

The following exhibits are to be filed as part of this report:

Exhibit Number	Description

10.13(*)	Employment Agreement by and between Nevada Gold & Casinos, Inc., and Jon A. Arnesen, dated as of August 31, 2005.

10.14(*)	Resignation Agreement by and between Nevada Gold & Casinos, Inc., and Christopher C. Domijan, dated as of September 6, 2005.

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Principal Accounting Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

* Filed herewith.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc

By:	/s/ H. Thomas Winn
H. Thomas Winn
Chief Executive Officer
Date: December 16, 2005