Form 10-Q
period 2006-01-22
NEVADA GOLD & CASINOS INC
filed 2006-03-03
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended January 22, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

☐ Yes   ☒ No

The number of common shares outstanding was 13,902,330 as of March 1, 2006.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets - January 22, 2006 (unaudited) and March 31, 2005	2
	Consolidated Statements of Operations - Three and Nine Month Periods ended January 22, 2006 (unaudited) and December 31, 2004 (unaudited), and 24 Day Period ended April 24, 2005 (unaudited)	3
	Consolidated Statements of Stockholders’ Equity - Nine Month Period ended January 22, 2006 (unaudited) and 24 Day Period ended April 24, 2005 (unaudited)	4
	Consolidated Statements of Cash Flows - Nine Month Periods ended January 22, 2006 (unaudited) and December 31, 2004 (unaudited), and 24 Day Period ended April 24, 2005 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

-i-

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	January 22,	March 31,
	2006	2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$618,063	$3,846,195
Accounts receivable	1,560,369	794,435
Notes receivable - affiliates, current portion	1,200,000	1,200,000
Income tax receivable	—	113,288
Other current assets	2,046,950	312,220
Total current assets	5,425,382	6,266,138

Investments in unconsolidated affiliates	33,084,408	21,647,329
Investments in development projects	7,178,161	6,801,637
Notes receivable - affiliates, net of current portion	2,466,136	2,777,136
Notes receivable - development projects	24,023,334	6,562,323
Goodwill	6,350,706	—
Property and equipment, net of accumulated depreciation
of $402,923 and $73,408 at January 22, 2006,
and March 31, 2005, respectively	2,649,996	110,549
Deferred tax asset	—	618,282
Other	1,464,193	547,120
Total assets	$82,642,316	$45,330,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,623,962	$1,029,877
Accrued interest payable	265,056	20,453
Other accrued liabilities	681,192	—
Long-term debt, current portion	3,278,678	3,317,499
Deferred tax liability	412,062	—
Total current liabilities	6,260,950	4,367,829

Long-term debt, net of current portion and discount	46,640,395	9,632,773
Deferred income	670,693	178,835
Total liabilities	53,572,038	14,179,437

Commitments and contingencies	—	—

Minority interest	420,419	299,884

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000
shares authorized; 13,902,330 and 12,755,203 shares
issued and outstanding at January 22, 2006 and
March 31, 2005, respectively	1,668,279	1,530,624
Additional paid-in capital	18,071,724	14,817,101
Retained earnings	16,294,706	14,419,719
Treasury stock, 725,800 shares at January 22, 2006	(7,696,819)	—
Accumulated other comprehensive income	311,969	83,749
Total stockholders' equity	28,649,859	30,851,193
Total liabilities and stockholders' equity	$82,642,316	$45,330,514

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended		24 Days Ended
	January 22,	December 31,	January 22,	December 31,	April 24,
	2006	2004	2006	2004	2005
Revenues:
Casino	$1,083,053	$—	$4,359,820	$—	$—
Food and beverage	237,657	—	1,216,868	—	—
Other	26,508	16,902	96,698	50,707	4,507
Credit enhancement fee	1,810,540	1,238,520	5,463,961	3,655,655	702,305
Gross revenues	3,157,758	1,255,422	11,137,347	3,706,362	706,812
Less promotional allowances	(236,664)	—	(1,169,321)	—	—
Net revenues	2,921,094	1,255,422	9,968,026	3,706,362	706,812

Operating expenses:
Casino	626,851	—	2,167,090	—	—
Food and beverage	215,882	—	676,666	—	—
Marketing and administrative	542,968	—	1,483,035	—	—
Facility	85,546	—	189,506	—	—
Corporate expense	2,015,452	1,410,593	5,101,407	3,732,122	408,982
Depreciation and amortization	246,100	39,585	461,927	113,454	18,509
Other	28,918	31,782	75,705	44,945	345
Total operating expenses	3,761,717	1,481,960	10,155,336	3,890,521	427,836
Operating income (loss)	(840,623)	(226,538)	(187,310)	(184,159)	278,976
Non-operating income (expenses):
Earnings from unconsolidated affiliates	376,600	1,878,645	5,198,626	6,764,005	—
Gain on sale of marketable securities	105,374	—	105,374	—	—
Interest income (expense), net	(559,985)	(132,221)	(1,347,639)	(253,209)	(38,733)
Minority interest	(363,403)	(184,448)	(981,379)	(546,272)	(106,420)
Income (loss) before income
tax (expense) benefit	(1,282,037)	1,335,438	2,787,672	5,780,365	133,823
Income tax (expense) benefit	483,541	(507,466)	(994,694)	(2,121,792)	(51,814)
Net income (loss)	$(798,496)	$827,972	$1,792,978	$3,658,573	$82,009

Per share information:
Net income (loss) per common share - basic	$(0.06)	$0.06	$0.14	$0.29	$0.01
Net income (loss) per common share - diluted	$(0.06)	$0.06	$0.13	$0.26	$0.01

Basic weighted average number of shares
outstanding	13,028,525	12,837,107	12,946,118	12,799,385	12,755,203

Basic weighted average number of shares
outstanding	13,028,525	14,286,637	13,671,636	14,793,284	14,247,762

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance at March 31, 2005	12,755,203	$1,530,624	$14,817,101	$14,419,719	$83,749	$--	$30,851,193
Comprehensive income:
Net income	--	--	--	82,009	--	--	82,009
Other comprehensive income on interest
rate swap, net of tax	--	--	--	--	--	--	-
Comprehensive income	--	--	--	--	--	--	82,009
Balance at April 24, 2005 (unaudited)	12,755,203	$1,530,624	$14,817,101	$14,501,728	$83,749	$--	$30,933,202
Comprehensive income:
Net income	--	--	--	1,792,978	--	--	1,792,978
Other comprehensive income on interest
rate swap, net of tax	--	--	--	--	224,885	--	224,885
Unrealized gain on securities available
for sale	--	--	--	--	3,335	--	3,335
Comprehensive income	--	--	--	--	--	--	2,021,198
Purchase of treasury stock (725,800
shares), at cost	--	--	--	--	--	(7,696,819)	(7,696,819)
Stock issued for debt conversion, net of
issuance cost of $99,525	1,106,488	132,779	3,087,160	--	--	--	3,219,939
Exercise of stock options	12,500	1,500	27,700	--	--	--	29,200
Exercise of stock options on cashless basis	28,139	3,376	(3,376)	--	--	--	-
Tax benefit associated with option and
warrant exercises	--	--	143,139	--	--	--	143,139
Balance at January 22, 2006 (unaudited)	13,902,330	$1,668,279	$18,071,724	$16,294,706	$311,969	$(7,696,819)	$28,649,859

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended		24 Days Ended
	January 22,	December 31,	April 24,
	2006	2004	2005
Cash flows from operating activities:
Net income	$1,792,978	$3,658,573	$82,009
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	326,034	29,322	3,842
Amortization of capitalized development costs	135,893	84,132	14,667
Write-off of project development costs	—	180,850	—
Amortization of deferred income	—	(145,833)	—
Options issued, beneficial conversion and amortization
of deferred loan issuance costs	249,732	624,358	15,399
Minority interest	981,379	546,272	106,420
Distributions from unconsolidated affiliates	2,522,000	3,600,000	—
Earnings from unconsolidated affiliates	(5,198,626)	(6,764,005)	—
Deferred income tax expense	994,694	2,121,792	51,814
Income tax refund	113,288	—	—
Changes in operating assets and liabilities:
Receivables and other assets	(1,636,992)	(461,984)	(865,454)
Accounts payable and accrued liabilities	1,937,880	111,840	75,824
Net cash provided by (used in) operating activities	2,218,260	3,585,317	(515,479)
Cash flows from investing activities:
Purchases of real estate and assets held for development	(465,558)	(1,273,283)	(28,439)
Equity investment in unconsolidated affiliates	(8,421,396)	—	—
Purchase of property and equipment	(2,640,855)	(49,308)	(2,090)
Purchase of marketable securities	(813,199)	—	—
Proceeds from sale of marketable securities	509,965	—	—
Acquisition of Colorado Grande	(638,705)	—	—
Advances on notes receivable	(17,990,913)	(4,683,385)	(421,490)
Collections of notes receivable	941,392	—	10,000
Advances on notes receivable - affiliates	(18,975)	(112,535)	—
Collections of notes receivable - affiliates	329,974	900,000	—
Net cash used in investing activities	(29,208,270)	(5,218,511)	(442,019)
Cash flows from financing activities:
Repayment on term loan with IC-BH	(2,291,804)	—	—
Borrowings on credit facilities, net	36,584,328	6,000,000	—
Deferred loan issuance costs	(838,740)	(417,472)	—
Acquisition of treasury stock	(7,696,819)	(6,608,955)	—
Cash proceeds from exercise of stock options	29,200	2,554,122	—
Issurance cost related to debt conversion to equity	(99,525)	—	—
Cash distribution to minority interest owners	(967,264)	(536,610)	—
Net cash provided by financing activities	24,719,376	991,085	—

Net decrease in cash and cash equivalents	(2,270,634)	(642,109)	(957,498)
Cash and cash equivalents at beginning of period	2,888,697	3,528,631	3,846,195
Cash and cash equivalents at end of period	$618,063	$2,886,522	$2,888,697

Supplemental cash flow information:
Cash paid for interest	$906,340	$1,143,979	$—

Non-cash financing activities:
Note payable issued for the purchase of Colorado Grande Casino	$5,900,000	$—	$—
Debt conversion to equity	$3,317,499	$—	$—
Treasury stock purchased by the issuance of a note payable	$—	$6,545,000	$—
Advance from the revolving credit facility for repayment of convertible note	$—	$7,915,671	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Notes to Consolidated Financial Statements

Note1.   Basis of Presentation

Our consolidated financial statements included herein are unaudited. However, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at January 22, 2006 and March 31, 2005, Consolidated Statements of Operations for the three and nine month periods ended January 22, 2006 and December 31, 2004 and the 24 day period ended April 24, 2005, Consolidated Statements of Stockholders’ Equity for the nine month period ended January 22, 2006 and Consolidated Statements of Cash Flows for the nine months ended January 22, 2006 and December 31, 2004 and the 24 day period ended April 24, 2005. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2005 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 22, 2006 are not necessarily indicative of the results expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, investments, intangible assets and goodwill, property, plant and equipment, income taxes, insurance, employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income or stockholders’ equity.

Note 2.   Change in Fiscal Year

On June 6, 2005, we changed our fiscal year to end on the last Sunday in April rather than March 31. References in this Form 10-Q to the third quarter and nine months of fiscal year 2006 refer to the three and nine month period ended January 22, 2006. References in this Form 10-Q to the third quarter and nine months of fiscal year 2005 refer to the three and nine month period ended December 31, 2004. We have not provided financial information for the three and nine month period ended January 23, 2005 in this Form 10-Q because the information is not cost beneficial nor practical to prepare. Management believes that the three and nine month period ended December 31, 2004 provides a meaningful comparison to the third quarter and nine months of fiscal year 2006. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three and nine month period ended January 23, 2005 were presented in lieu of results for the three and nine month period ended December 31, 2004.

Note 3.   Revenue Recognition

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

	Three Months	Nine Months
	Ended	Ended
	January 22, 2006	January 22, 2006
Food and beverage	$192,834	$733,138
Other	2,121	16,831
Total cost of complimentary services	$194,955	$749,969

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting under APB No.18. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of January 22, 2006, the amount of consolidated retained earnings which represent undistributed earnings from our unconsolidated affiliates is approximately $22.1 million. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net Ownership
	Interest		Investment
	January 22,	March 31,	January 22,	March 31,
Unconsolidated affiliates:	2006	2005	2006	2005
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43	43	$19,895,902	$17,681,299
Route 66 Casinos, L.L.C. (2)	51	51	4,509,183	3,645,423
American Racing and Entertainment, L.L.C. (3)	50	—	8,116,833	—
Buena Vista Development Company, L.L.C. (4)	25	—	189,800	—
Sunrise Land and Mineral Corporation (5)	50	50	372,690	320,607
Restaurant Connections International, Inc. (6)	34	34	—	—
Total investments in unconsolidated affiliates			$33,084,408	$21,647,329

	Equity in Earnings
	Three Months Ended		Nine Months Ended
	January 22,	December 31,	January 22,	December 31,
	2006	2004	2006	2004
Unconsolidated Affiliates:
Isle of Capri - Black Hawk, L.L.C. (1)	$439,280	$1,477,890	$4,386,599	$5,517,108
Route 66 Casinos, L.L.C. (2)	—	400,755	874,707	1,246,897
American Racing and Entertainment, L.L.C. (3)	(114,763)	—	(114,763)	—
Buena Vista Development Company, L.L.C. (4)	—	—	—	—
Sunrise Land and Mineral Corporation (5)	52,083	—	52,083	—
Restaurant Connections International, Inc. (6)	—	—	—	—
Total earnings from unconsolidated affiliates	$376,600	$1,878,645	$5,198,626	$6,764,005

(1)	Separate financial statements for this entity are included herein.
(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. See discussion below.

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

We also hold investments in various development projects that we consolidate. Our investments in development projects include real estate, gold mining and gaming facilities. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership		Capitalized Development Costs
	Interest		Investment
	January 22,	March 31,	January 22,	March 31,
Development Projects:	2006	2005	2006	2005
	(Percent)

Dry Creek Casino, L.L.C. (1)	69	69	$1,038,845	$1,156,318
Gold Mountain Development, L.L.C. (2)	100	100	3,365,697	3,357,795
Goldfield Resources, Inc. (3)	100	100	480,812	480,812
Nevada Gold (Tulsa), Inc. (4)	100	100	1,656,840	1,326,536
Other (5)			635,967	480,176
Total investments- development projects			$7,178,161	$6,801,637

(1)	The remaining 31% that we do not own is recorded as minority interest. See discussion below.
(2)	Acquisition and development costs incurred for 240 acres of real property in the vicinity of Black Hawk, Colorado. See discussion below.
(3)	Acquisition cost incurred for 9,000 acres of mining claim in fiscal year 1999. See discussion below.
(4)	Development cost incurred for Muscogee (Creek) Nation gaming project.
(5)	Development cost incurred for other development projects.

Investments in Unconsolidated Affiliates

Isle of Capri - Black Hawk, L.L.C.

We are a 43% non-operating owner of Isle of Capri - Black Hawk (“IC-BH”). Isle of Capri Casinos, Inc. (“Isle”) is the 57% operating owner. We use the equity method of accounting to account for our investment in IC-BH. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of the entity and for distributions we receive. Our earnings from IC-BH totaled $439,280 and $4,386,599 for the three and nine month periods ended January 22, 2006, respectively, and $1,477,890 and $5,517,108 for the three and nine month periods ended December 31, 2004, respectively. During the nine month periods ended January 22, 2006 and December 31, 2004, we received distributions of $2,522,000 and $3,600,000, respectively. The $2,522,000 was used to pay down our $5.9 million loan with IC-BH associated with the purchase of Colorado Grande Casino. Our investment in IC-BH is $19,895,902 and $17,681,299 as of January 22, 2006 and March 31, 2005, respectively. Our share of equity of IC-BH is approximately $25.0 million which is approximately $5.5 million in excess of our cost reflected on our consolidated financial statements. This excess is caused by the basis difference in the land we contributed to this joint venture upon formation.

As of January 22, 2006, IC-BH owned and operated two casinos in the state of Colorado. Isle operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. As of January 22, 2006, IC-BH’s casino properties are:

Isle of Capri - Black Hawk

The Isle of Capri - Black Hawk casino commenced operations in December 1998. In December 2001, IC-BH refinanced its indebtedness with a new $90.0 million credit facility. The average interest on this credit facility was estimated to be 6% to 7%. In the fourth quarter of fiscal 2002, IC-BH entered into three interest rate swap agreements that converted $40.0 million of its floating rate to a fixed rate basis for a period of three years. IC-BH uses interest rate swap agreements to hedge interest rate volatility associated with its indebtedness. For the three and nine month periods ended January 22, 2006 and December 31, 2004, we have included $33,102, $224,885, $68,769 and $219,401, respectively, as other comprehensive income in our statement of stockholders’ equity for these interest rate swap agreements.

Colorado Central Station - Black Hawk

In fiscal 2004, IC-BH completed the acquisition of the Colorado Central Station - Black Hawk from International Game Technology, Inc. IC-BH entered into a $210.6 million Senior Secured Credit Facility (which replaced its prior credit facility) to provide financing for the acquisition of this casino (and the Colorado Grande in Cripple Creek, Colorado, which was subsequently acquired by us from IC-BH) and for expansion of the Colorado Central Station - Black Hawk. In February 2004, the Senior Secured Credit Facility was amended to provide for a $40.0 million Revolving Credit Facility and a $165.0 million Term Loan. On October 24, 2005, IC-BH entered into a $240.0 million Second Amended and Restated Credit Agreement. The credit agreement, which amends and restates the IC-BH’s existing credit agreement in its entirety, provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At the IC-BH’s and the lead arranger’s mutual discretion, IC-BH may increase the size of the revolver and/or term loan facility, in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on December 30, 2005 and ending on September 30, 2011. The revolving loans may bear interest at the IC-BH’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin up to 1.25% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loans may bear interest at the IC-BH’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin of 1.0% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin of 1.0% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.00%. The credit agreement is secured by liens on substantially all of the IC-BH’s assets. The credit agreement contains customary representations and warranties and affirmative and negative covenants and is non−recourse to us.

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheets
(unaudited)

	January 22,	April 24,
	2006	2005
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$16,875	$14,680
Accounts receivable - trade	469	856
Accounts receivable - related parties	12	28
Deferred income taxes	343	334
Prepaid expenses and other	2,246	1,463
Current assets of discontinued operations	—	7,413
Total current assets	19,945	24,774

Property and equipment, net	236,675	218,174
Deferred financing costs, net of accumulated amortization	1,674	2,597
Deferred income taxes asset	4,757	2,685
Goodwill and other intangible assets	26,865	26,865
Prepaid deposits and other	5,073	332
Total assets	$294,989	$275,427

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,021	$1,767
Accounts payable - trade	4,971	10,242
Accounts payable - related parties	2,240	2,343
Accrued liabilities:
Interest	1,913	1,640
Payroll and related expenses	4,619	4,276
Property, gaming and other taxes	5,689	5,455
Progressive jackpot and slot club awards	3,620	3,534
Deferred income tax	9	—
Other	4,834	5,011
Liabilities of discontinued operation	—	746
Total current liabilities	29,916	35,014

Long-term liabilities:
Long-term debt, less current maturities	206,036	188,173
Deferred income taxes	1,646	—
Total long-term liabilities	207,682	188,173
Total liabilities	237,598	223,187
Members’ equity:
Members’ equity	56,256	51,918
Accumulated other comprehensive income	1,135	322
Total members' equity	57,391	52,240
Total liabilities and members' equity	$294,989	$275,427

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	January 22,	January 23,	Janauary 22,	January 23,
	2006	2005	2006	2005
Revenues	(in thousands)
Casino	$41,753	$36,631	$127,526	$116,624
Rooms	1,477	1,368	4,548	4,345
Food, beverage and other	4,991	4,703	15,160	14,860
Gross revenues	48,221	42,702	147,234	135,829
Less promotional allowances	(9,874)	(9,306)	(29,899)	(30,069)
Net revenues	38,347	33,396	117,335	105,760

Operating expenses
Casino	6,549	6,236	18,421	18,293
Gaming taxes	8,096	6,858	24,774	21,711
Rooms	344	357	1,139	1,158
Food, beverage and other	1,261	1,057	3,593	3,312
Facilities	2,317	1,879	6,097	5,658
Marketing and administrative	8,977	8,206	27,605	25,979
Management fees	1,764	1,470	5,445	4,652
Depreciation and amortization	3,554	2,552	9,873	7,465
Total operating expenses	32,862	28,615	96,947	88,228

Operating income	5,485	4,781	20,388	17,532
Interest expense, net	(2,783)	(2,243)	(8,706)	(6,908)
Loss on extinguishment of debt	(2,110)	—	(2,110)	—
Income before income taxes	592	2,538	9,572	10,624
Income tax benefit	431	901	628	2,206
Net income	$1,023	$3,439	$10,200	$12,830

Route 66 Casinos, L.L.C.

We are a 51% non-operating owner of Route 66 Casinos, L.L.C. (“Route 66 Casinos”). American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) is the 49% operating owner. We use the equity method of accounting to account for our investment in Route 66 Casinos. Our investment is stated at cost, adjusted for our undistributed earnings or losses of the project since inception. For the reasons set forth in the last paragraph of this section, “Route 66 Casinos, L.L.C.”, we did not record earnings from Route 66 Casinos for the three month period ended January 22, 2006. For the three month period ended December 31, 2004, earnings from Route 66 Casinos were $400,755. For the nine month periods ended January 22, 2006 and December 31, 2004, earnings from Route 66 Casinos were $874,707, and $1,246,897, respectively. Our investment in Route 66 Casinos was $4,509,183 and $3,645,423 as of January 22, 2006 and March 31, 2005, respectively.

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

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting because we do not receive current revenue and expense information from Route 66 Casinos as a result of ongoing litigation. The estimated revenues are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to Route 66 Casino Estimated expenses are comprised of previously negotiated debt service payments on the 1,250 gaming devices supplied to Route 66 Casino, the supply of parts for the repair of these gaming devices and a monthly overhead fee to The Gillmann Group. The direct expenses related to the debt service of the gaming devices and The Gillmann Group’s monthly overhead fee is a stable cost with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results may vary materially and adversely from our estimates.

The Gillmann Group had three gaming equipment leases with the Laguna Development Corporation (“LDC”), a federally chartered corporation wholly-owned by the Pueblo of Laguna, the second largest pueblo in New Mexico. Effective May 23, 2002, also the effective date of the joint venture agreement, The Gillmann Group agreed to assign these three gaming equipment leases to Route 66 Casinos which in turn leased the gaming equipment devices under the leases to Route 66 Casino owned and operated by the LDC. Route 66 Casinos estimated it would recive on average approximately 16% of gross revenue from the gaming devices subject to the leases over the five-year period commencing in fiscal year 2004.

We learned, through discovery in the litigation, that in November 2005 the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. According to testimony taken on February 4, 2006, after loans on the gaming devices were paid off, the Gillman Group received the net amount of approximately $12.0 million. The equipment leases were terminated in connection with the transaction. Therefore, effective October 1, 2005, we discontinued the recording of any estimated earnings related to Route 66 Casinos due to the sale and the termination of the equipment leases.

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

Construction of a $35.0 million redevelopment of Tioga Downs Racetrack recently began. Tioga Downs Racetrack will operate as a harness racetrack and is expected to offer approximately 750 video lottery terminal machines (“VLTs”) to its gaming and racing customers. A newly-constructed 90,000 square-foot grandstand will house a 19,000 square-foot casino floor. Vernon Downs includes a harness track, 175-all suite hotel and 34,000 square-foot gaming facility that is expected to offer 1,000 VLT machines to its customers. Racing and gaming operations at the facilities are subject to the receipt of certain regulatory approvals, including, without limitation, the receipt of racing licenses from the New York State Racing and Wagering Board and VLT licenses from the New York State Lottery.

On November 8, 2005, definitive documentation was executed by us and the other partners of American Racing. American Racing is owned 50% by our wholly owned subsidiary, Nevada Gold NY, Inc., 25% by Southern Tier Acquisition II, LLC (“Southern Tier”) and 25% by TrackPower, Inc (“TrackPower”). TrackPower and an affiliate of Southern Tier each originally owned 50% of TD, which we acquired 50% of through our wholly owned subsidiary. We have the right to appoint two members to the board of directors of American Racing, which has a total of four directors. Each of Southern Tier and TrackPower has the right to appoint one member to the board of directors.

In connection with the formation of American Racing, we have agreed to contribute $10.0 million to American Racing. Southern Tier and TrackPower have each agreed to contribute a total of $5.0 million, with their combined contributions consisting of approximately $5.0 million of previous investments in the Tioga Downs Racetrack, with the balance in cash

In addition to the contributions described above, if American Racing successfully develops both the Tioga Downs and Vernon Downs racetracks, we have agreed to provide a $5.0 million guarantee in connection with an anticipated $70.0 million in senior debt financing and, if required, cash or a letter of credit to collateralize the guarantee. In the event that American Racing does not complete the acquisition of Vernon Downs, the senior note financing is expected to be reduced to approximately $25.0 million and our guarantee reduced to approximately $2.5 million.

As part of the transaction, we have entered into a management agreement with American Racing that will provide for the management of all operations, including VLTs and racing operations, at Tioga Downs and, if acquired by the venture, Vernon Downs. We will receive a management fee consisting of a base fee and an incentive fee.

Buena Vista Development Company, L.L.C.

On May 4, 2005, we, through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in Buena Vista Development Company, L.L.C. (“Buena Vista Development”) in exchange for a loan of $14.8 million and an equity investment of $189,800. Casino Development & Management Company is the manager and the only other owner of Buena Vista Development. We financed the acquisition by drawing $15.0 million on our revolving credit facility. We have no obligation to make any further equity investments or loans to Buena Vista Development.

In December 2004, Buena Vista Development entered into a development agreement with the Buena Vista Rancheria of Me-Wuk Indians for the development of a casino on the tribal lands located near the city of Ione in Amador County, California. Ione is approximately 40 miles southeast of Sacramento and approximately 40 miles northeast of Stockton. The multi-level casino is expected to accommodate approximately 2,000 slot machines, 80 gaming tables, restaurant and dining facilities, a retail shop and an approximate 3,600 space multi-level parking garage. Under the development agreement, Buena Vista Development is entitled to receive a development fee equal to approximately 25% of the net income from the casino for a term of seven years after the casino opens.

The terms of our loan to Buena Vista Development provide for interest at the rate of prime plus 1%, with payments to be made from any third party permanent financing for the casino project or the first revenues received by Buena Vista Development under the Development Agreement. The loan is prepayable at any time without a penalty. Our initial 20% ownership interest in Buena Vista Development will increase by five percentage points at the end of every 6-month period that the loan remains outstanding, up to a maximum of an additional 20%, for a total of 40%. As of January 22, 2006, our ownership has increased to 25%.

Buena Vista Development used the proceeds from the capital contribution and loan from Nevada Gold BVR to repay certain loans made by Casino Development & Management Company to Buena Vista Development for development costs of the project. The development of the project is subject to the receipt of regulatory approvals.

During the three and nine month periods ended January 22, 2006, Buena Vista Development had no earnings or losses. Our investment in Buena Vista Development is accounted for using the equity method of accounting was $189,800 as of January 22, 2006.

Sunrise Land and Mineral Corporation

We own a 50% interest in Sunrise Land and Mineral Corporation (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. Sunrise holds investment real estate for long-term appreciation. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of Sunrise. Our earnings from Sunrise totaled $52,083 for both three and nine month periods ended January 22, 2006, respectively, and $-0- for both three and nine month periods ended December 31, 2004, respectively. Our investment in Sunrise is accounted for using the equity method of accounting was $372,690 and $320,607 as of January 22, 2006 and March 31, 2005, respectively.

Restaurant Connections International, Inc.

We are a founding shareholder of RCI, and currently own a 34% interest in RCI. RCI owns the sole Pizza Hut franchise in San Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in San Paulo, Brazil. We are pursuing a possible sale or other disposition of RCI.

Our 34% ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our undistributed earnings or losses of RCI. RCI’s loss allocable to us for the three and nine months ended January 22, 2006 totaled $4,812 and $23,035, respectively which has not been included in our statement of operations for the three and nine months ended January 22, 2006. In accordance with the equity method of accounting, our investment account balance was reduced to zero in the fiscal year ending March 31, 2000. The remaining allocated loss of $1,013,234 incurred since April 1, 2000 has not been reflected in our financial statements, since we have no further funding obligations with respect to RCI, nor do we guarantee any of their obligations. Our investment in RCI will remain at zero until such time that our allocated losses have been recovered at which time we will resume accounting for this investment using the equity method.

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

Our initial activities with DCC were a development and loan agreement with the Dry Creek Band of Pomo Indians totaling $33.0 million which was repaid in full during fiscal year 2004. Pursuant to the terms of the development and loan agreement, DCC earns an annual credit enhancement fee equal to 20% of River Rock Casino’s earnings before taxes, depreciation and amortization. The credit enhancement fee is payable for a period of five years, commencing June 1, 2003, and ending on May 31, 2008. The RREA has the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006. If exercised, the RREA is obligated to pay an amount determined by multiplying the number of months remaining in the 5-year term by 100% of the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the buy-out option is exercised (the “Base Period”), plus any percentage (not exceeding 20%) by which gross revenues for the Base Period increased over the prior 12-month period. The buy-out fee must be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement. As of January 22, 2006, there was no delinquency in payments to us of credit enhancement fee income. Credit enhancement fee income was $1,810,540 and $5,463,961 for the three and nine month periods ended January 22, 2006, respectively, and $1,238,520 and 3,655,655 for the three and nine month periods ended December 31, 2004, respectively.

We amortize capitalized development costs of DCC, included in the investment column in the table at the beginning of this note, over the five-year term of the credit enhancement fee under the development and loan agreement. As of January 22, 2006, our capitalized development costs were $1,038,845 and $1,156,318 as of January 22, 2006 and March 31, 2005, respectively. Amortization of capitalized development costs was $34,493 and $104,094 for the three and nine month periods ended January 22, 2006, respectively and $23,595 and $69,644 for the three and nine month periods ended December 31, 2004, respectively.

Gold Mountain Development, L.L.C.

Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C. (“Gold Mountain”), we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado which is located in an Environmental Protection Agency National Priorities list area. We are currently having discussions with parties to joint venture with us on the development of the property. Our capitalized development costs were $3,365,697 and $3,357,795 as of January 22, 2006 and March 31, 2005, respectively. No interest was capitalized in the periods presented.

Goldfield Resources, Inc.

In June 1998, Goldfield Resources, Inc. (“Goldfield”) was organized as our wholly-owned subsidiary. We approved the transfer of our land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 acres, to Goldfield in exchange for all of the shares of common stock of Goldfield. Goldfield is not directly involved in mining operations. In August 1998, Goldfield secured a mining lease for its properties with Metallic Goldfield, Inc. (“Metallic”), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

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

Metallic has agreed to pay a production royalty of 5% of all “Ore” and “Product” as defined by the lease, with all credits and offsets as provided by the lease, and Metallic may repurchase up to one percentage point of the royalty for $2.5 million. Metallic has the right to terminate the lease agreement at any time by giving us written notice. If Metallic terminates the lease, we retain as liquidated damages all advance royalty and other payments made by Metallic. Royalty income was $16,902 and $51,835 for the three and nine month periods ended January 22, 2006, respectively, and $16,902 and $50,707 for the three and nine month periods ended December 31, 2004, respectively. Our capitalized development costs were $480,812 as of January 22, 2006 and March 31, 2005.

Nevada Gold Tulsa, Inc.

On December 23, 2003, through our wholly-owned subsidiary, Nevada Gold Tulsa, Inc., we entered into Development and Management Agreements with the Muscogee (Creek) Nation (the “Nation”), a federally recognized Indian tribe, pursuant to which we will assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project will be developed on and around the site of the existing Creek Nation Casino located on the Mackey Sand Bar in South Tulsa. The first phase will include the construction of a state-of-the-art gaming center featuring approximately 3,300 gaming machines, table games, multiple food venues and a multi-level parking facility with approximately 950 spaces, as well as 1,050 spaces of surface parking. Retail stores, restaurants, hotel, conference facility and other entertainment venues are planned for subsequent phases. The total investment by the Nation is expected to be approximately $110.0 million. Our capitalized development costs were $1,656,840 and $1,326,536 as of January 22, 2006 and March 31, 2005, respectively.

Note 5.   Notes Receivable

Notes Receivable - Related Parties

Clay County Holdings, Inc.

At January 22, 2006 and March 31, 2005, we had a note receivable of $1,741,621 and $1,857,424, respectively, from Clay County Holdings, Inc (“CCH”). The note bears interest of 12% per annum, and is payable by CCH in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. CCH is our largest shareholder, beneficially owning approximately 18% of our total outstanding common stock as of January 22, 2006.

Service Interactive, Inc.

At January 22, 2006 and March 31, 2005, we had a note receivable of $1,779,445 and $1,893,342, respectively, from Service Interactive, Inc. (“SI”). The note bears interest of 12% per annum, and is payable by SI in a minimum amount of $150,000 plus accrued interest per quarter until paid in full. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and our former director was involved in SI.

Sunrise Land and Mineral Corporation

At January 22, 2006 and March 31, 2005, we had a note receivable of $145,070 and $226,370, respectively, from Sunrise. The note bears interest of 12% per annum. Interest income on the Sunrise note was $5,405 and $19,273 for the three and nine month periods ended January 22, 2006, respectively, and $6,130 and $13,329 for the three and nine month periods ended December 31, 2004, respectively. The note receivable is secured by a deed of trust lien on 300 acres of land in Nevada County, California owned by Sunrise.

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

At January 22, 2006, we had notes receivable of $24,023,334 related to the development of gaming/entertainment projects. Of this amount, $3,332,537 is represented by a note receivable from a third party which bears interest at a rate of 10% and is payable on or before ten years from the date of the note, with earlier repayment required out of cash flow from operation of such gaming/entertainment project. Additionally, $2,663,093 of the notes receivable is related to a Native-American gaming development project. A development agreement has been entered into with an Indian tribe and we are making advances to fund the tribe's federal recognition efforts and administrative expenses.

This note bears interest at 10% per annum. The note is payable from the first proceeds of the development loan or future revenues from the tribe's economic enterprises, including any gaming facility.

On May 4, 2005, through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we currently own a 25% interest in Buena Vista Development in exchange for an approximate $14.8 million loan and a $189,800 equity investment. This note bears an interest rate of prime plus 1%.

In addition to these three notes we made other loans to Indian tribes and third parties totaling approximately $3.2 million. These notes bear an average interest rate of 9% per annum with maturity dates based on the availability of project financing and/or cash flow from operations. During the quarter ended January 22, 2006, we received a repayment of a $937,000 note receivable from the Muscogee (Creek) Nation, as it obtained an interim financing for its gaming project.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Note 6.   Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations are as follows:

	January 22,	March 31,
	2006	2005

$55.0 million Revolving Credit Facility, 8.5%, maturing June 2008	$43,000,000	$—
$13.0 million Convertible Credit Facility, 7.5% interest,
maturing December 2005	—	3,317,499
$40.0 million Revolving Credit Facility, 8.5%, maturing June 2008	—	6,415,671
$6.5 million Note Payable, 7.5% interest, maturing April 2006	3,272,500	3,272,500
$5.9 million Note Payable, 7.75% interest, LIBOR plus 450 basis points, quarterly payment equal to distribution from IC-BH
until it is paid in full	3,609,687	—
Auto Loan, 7.5% interest, maturing October 2010	36,886	—
Total	49,919,073	13,005,670
Less: current maturities	(3,278,678)	(3,317,499)
Long-term financing obligations, less current maturities	46,640,395	9,688,171
Less: unamortized debt discount	—	(55,398)
Total long-term financing obligations, less unamortized debt discount	$46,640,395	$9,632,773

Revolving Credit Facility
On January 19, 2006, we entered into an amended $55.0 million revolving credit facility (“Credit Facility”) with our lender that replaces the $40.0 million revolving credit facility. Principal advances under the Credit Facility bear interest at 8.5% per annum. The Credit Facility matures on June 30, 2008. During fiscal year 2005, we paid down the amount of indebtedness outstanding under the Convertible Note to approximately $3.3 million by utilizing proceeds received from draws of approximately $7.9 million under the Credit Facility. During the nine months ended January 22, 2006, the $3.3 million Convertible Note was converted into 1,105,833 shares of our common stock at a conversion price of $3.00 per share.

The Credit Facility allows us to draw up to $55.0 million at any time prior to June 30, 2008. The current availability under the Credit Facility is approximately $12.0 million as of January 22, 2006. The Credit Facility is secured by our interest in IC-BH and substantially all of our other assets. In addition, we granted to the lender certain pledges and security interests in and to all of our interests in the equity securities of our subsidiaries. Amounts borrowed under the Credit Facility are guaranteed on a joint and several basis by certain of our wholly owned subsidiaries, Black Hawk Gold, Ltd., Gold River, LLC, Nevada Gold BVR, LLC and Nevada Gold NY, Inc. Such guarantees are full and unconditional. The subsidiary guarantors also granted certain pledges and security interests in certain of their assets.

The Credit Facility contains customary events of default provisions, including nonpayment when due of principal on any loans; nonpayment of any interest or fees or other amounts owing within specified grace periods; failure to comply with certain affirmative or negative covenants; and failure to perform any obligation contained in the new credit facility within specified grace periods. If an event of default occurs and is continuing, the lender may accelerate and declare immediately due and payable the outstanding balance of the loan, we may be required to repay all amounts owing, and the lender may terminate the unused portion of the total revolving credit commitment. The lender may also foreclose on the collateral and enforce the guarantees of our subsidiaries.

We pay to our lender a commitment fee of 0.25% per annum on any unused portion under the $55.0 million Credit Facility. Also, we pay a financial advisor a finder’s fee equal to 3% of the principal advanced to us up to an aggregate of $55.0 million.

Note 7.   Equity Transactions and Stock Option Plan

During the nine month period ended January 22, 2006, the holder of the convertible note elected to convert the remaining $3.3 million of principal into 1,105,833 shares of our common stock at a conversion price of $3.00 per share.

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at January 22, 2006, 632,299 shares were available for grant.

During the nine month period ended January 22, 2006, holders of options to purchase 66,400 shares of our common stock with an average exercise price of $4.28 per share, elected to exercise and receive a total of 40,639 shares of our common stock in which 12,500 shares were issued in exchange for cash proceeds of $29,200, and 28,139 shares were issued on a cashless basis.

During the three and nine month periods ended January 22, 2006 and December 31, 2004, we granted options to purchase 50,000, 150,000, 131,000 and 271,000 shares of our common stock, respectively. The options granted during the nine month period ended January 22, 2006 were to two employees with an average exercise price of $10.71 per share, which was the market value of the common stock on the date of grant. The first 30,000 of these shares were vested immediately with the remaining 120,000 shares to be vested in the next four years. Had compensation costs for all options issued been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, net income and net income per share would have decreased to the pro forma amount indicated below:

	Three Months Ended		Nine Months Ended
	January 22,	December 31,	January 22,	December 31,
	2006	2004	2006	2004
Net income (loss) - as reported	$(798,496)	$827,972	$1,792,978	$3,658,573
Less: total stock-based employee compensation
expense determined under fair value based
net of related tax effect	(28,248)	(70,457)	(86,085)	(386,426)
Net income (loss) - pro forma	$(826,744)	$757,515	$(1,706,893)	$3,272,147

The weighted average fair value at date of grant for options granted during the three and nine month periods ended January 22, 2006 and December 31, 2004 was $4.41, $4.48, $3.45 and $3.73, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	January 22,	December 31,	January 22,	December 31,
	2006	2004	2006	2004
Expected life (years)	2.5 years	2 years	2.5 years	2 years
Interest rate	4.50%	3.75%	4.50%	3.75%
Dividend yield	—	—	—	—
Volatility	63%	56%	63%	56%

Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Three Months Ended		Nine Months Ended
	January 22,	December 31,	January 22,	December 31,
	2006	2004	2006	2004
Numerator:
Basic:
Net income (loss) available to common stockholders	$(798,496)	$827,972	$1,792,978	$3,658,573

Diluted:
Net income (loss) available to common stockholders	$(798,496)	$827,972	$1,792,978	$3,658,573
Add: interest on convertible debt	—	38,883	48,812	117,543
Net income (loss) available to common stockholders	$(798,496)	$866,855	$1,841,790	$3,776,116

Denominator:
Basic weighted average number of common shares outstanding	13,028,525	12,837,107	12,946,118	12,799,385
Dilutive effect of common stock options and warrants	—	343,697	291,480	849,344
Dilutive effect of convertible debt	—	1,105,833	453,202	1,144,555
Diluted weighted average number of common shares outstanding	13,028,525	14,286,637	13,690,800	14,793,284

Earnings (loss) per share:
Net income (loss) per common share - basic	$(0.06)	$0.06	$0.14	$0.29
Net income (loss) per common share - diluted	$(0.06)	$0.06	$0.13	$0.26

As discussed in Note 6, we had a convertible debt agreement of which the holder has the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for the three and nine month periods ended January 22, 2006 and December 31, 2004 resulted in this convertible debt security being dilutive. Additionally, for the three and nine month periods ended January 22, 2006, potential dilutive common shares issuable under options 1,136,000 and 451,000 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Treasury Stock

We approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we approved an increase to 500,000 shares to our stock buyback program. In June 2005, we approved a further increase to 900,000 shares to our stock buyback program. Under this program, we repurchased 725,800 shares of our common stock for an average price of $10.60 per share during the nine month period ended January 22, 2006.

Comprehensive Income

Comprehensive income (loss) consisted of the following:
	Three Months Ended		Nine Months Ended
	January 22, 2006	December 31, 2004	January 22, 2006	December 31, 2004
Net income (loss)	$(798,496)	$827,972	$1,792,978	$3,658,573
Other comprehensive income (loss)
Interest rate swap, net of tax	33,102	68,769	224,885	219,401
Unrealized gain (loss) on securities available for sale	(13,008)	—	3,335	—
Comprehensive income (loss)	$(778,402)	$896,741	$2,021,198	$3,877,974

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

	As of and for the Three Month Period Ended
	January 22, 2006
	Gaming	Other	Totals

Gross revenues	$3,140,855	$16,903	$3,157,758
Segment profit (loss)	(1,256,017)	(26,020)	(1,282,037)
Segment assets	70,190,662	5,517,459	75,708,121
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	19,895,902	—	19,895,902
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
American Racing and Entertainment, L.L.C.	8,116,833	—	8,116,833
Buena Vista Development Company, L.L.C.	189,800	—	189,800
Sunrise Land and Mineral Corporation	—	372,690	372,690
Interest expense/(income), net	(559,985)	—	(559,985)
Earnings from Isle of Capri-Black Hawk, L.L.C.	439,280	—	439,280
Loss from American Racing and Entertainment, L.L.C.	(114,763)	—	(114,763)
Earnings from Sunrise and Mineral Corporation	52,083	—	52,083

	As of and for the Three Month Period Ended
	December 31, 2004
	Gaming	Other	Totals

Gross revenues	$1,238,520	$16,902	$1,255,422
Segment profit (loss)	1,430,560	(95,122)	1,335,438
Segment assets	39,947,218	4,209,520	44,156,738
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	17,957,858	—	17,957,858
Route 66 Casinos, L.L.C.	3,085,236	—	3,085,236
Interest expense, net	132,221	—	132,221
Earnings from Isle of Capri-Black Hawk, L.L.C.	1,477,890	—	1,477,890
Earnings from Route 66 Casinos, L.L.C.	400,755	—	400,755

	As of and for the Nine Month Period Ended
	January 22, 2006
	Gaming	Other	Totals

Gross revenues	$11,085,513	$51,834	$11,137,347
Segment profit (loss)	3,018,922	(231,250)	2,787,672
Segment assets	70,190,662	5,517,459	75,708,121
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	19,895,902	—	19,895,902
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
American Racing and Entertainment, L.L.C.	8,116,833	—	8,116,833
Buena Vista Development Company, L.L.C.	189,800	—	189,800
Sunrise Land and Mineral Corporation	—	372,690	372,690
Interest expense/(income), net	(1,347,639)	—	(1,347,639)
Earnings from Isle of Capri-Black Hawk, L.L.C.	4,386,599	—	4,386,599
Earnings from Route 66 Casinos, L.L.C.	874,707	—	874,707
Loss from American Racing and Entertainment, L.L.C.	(114,763)	—	(114,763)
Earnings from Sunrise and Mineral Corporation	52,083	—	52,083

	As of and for the Nine Month Period Ended
	December 31, 2004
	Gaming	Other	Totals

Gross revenues	$3,655,655	$50,707	$3,706,362
Segment profit (loss)	6,048,050	(267,685)	5,780,365
Segment assets	39,947,218	4,209,520	44,156,738
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	17,957,858	—	17,957,858
Route 66 Casinos, L.L.C.	3,085,236	—	3,085,236
Interest expense/(income), net	253,209	—	253,209
Earnings from Isle of Capri-Black Hawk, L.L.C.	5,517,108	—	5,517,108
Earnings from Route 66 Casinos, L.L.C.	1,246,897	—	1,246,897

Reconciliation of reportable segment assets to our consolidated totals is as follows:

	January 22,	December 31,
	2006	2004

Total assets for reportable segments	$75,708,121	$44,156,738
Cash not allocated to segments	618,063	2,886,522
Notes receivable not allocated to segments	3,666,136	4,252,121
Other assets not allocated to segments	—	3,790,195
Property and equipment, net	2,649,996	100,739
Total assets	$82,642,316	$55,186,315

Note 9.   Acquisition

On April 25, 2005, Nevada Gold & Casinos, Inc., through a wholly-owned subsidiary (CGC Holdings, L.L.C.) acquired all of the shares of Colorado Grande Enterprises, Inc., which owns the Colorado Grande Casino located in Cripple Creek, Colorado, from IC-BH for $6.5 million. Consideration was paid with cash of $600,000 and a note payable issued to IC-BH totaling $5.9 million. The transaction was recorded using the purchase method of accounting and has been consolidated with our results of operations for the period from April 25, 2005 through January 22, 2006. The transaction was the result of arms-length negotiations between the parties. We also had $38,705 in legal and professional fees associated with the purchase which were capitalized as part of the total purchase price. The purchase price allocation is as follows:

Current assets	$1,525,045
Property and equipment	188,000
Goodwill	6,350,706
Current liabilities	(1,525,046)
Total acquisition cost allocated	$6,538,705

Note 10.   Commitments and Contingencies

We have guaranteed River Rock Casino’s operating lease for approximately $690,080.

We have guaranteed debt of $97,180 to third parties on behalf of SI for the performance of the repayment obligations. In the event of SI’s nonperformance under the terms of the obligations, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

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

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by us of third-party debt. At January 22, 2006, we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $1.1 million.

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

Note 11.   Subsequent Events

In late January 2006, we learned, through discovery in the litigation, that in November 2005, the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. According to testimony taken on February 4, 2006, after liens on the gaming devices were paid off, the Gillmann Group received the net amount of approximately $12.0 million. The equipment leases were terminated in connection with the transaction.

On January 30, 2006, we obtained a temporary restraining order freezing the proceeds of the sale of the equipment and other property subject to the equipment leases. Trial of this matter is set to commence on March 27, 2006.

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting because we do not receive current revenue and expense information from the venture as a consequence of the ongoing litigation. Effective October 1, 2006, we discontinued recording estimated earnings related to Route 66 Casinos due to the sale and the termination of the equipment leases (See Note 4).

On March 1, 2006, we entered into an Amended and Restated Operating Agreement of American Racing and Entertainment, LLC ("American Racing"). Oneida Entertainment, LLC made a $5 million capital contribution to American Racing and was admitted as a member owning a 20% membership interest. The membership interests of the other members were reduced on a prorata basis with our membership interest being reduced from 50% to 40%. As part of the Oneida transaction, we agreed to assign 15% of the base management fee of Tioga and Vernon (if acquired) to TrackPower and Southern Tier, for consulting service provided in the race track operations.

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

Change in Fiscal Year

On June 6, 2005, we changed our fiscal year to end on the last Sunday in April rather than March 31. References in this Form 10-Q to the third quarter and nine months of fiscal year 2006 refer to the three and nine month period ended January 22, 2006. References in this Form 10-Q to the third quarter and nine months of fiscal year 2005 refer to the three and nine month period ended December 31, 2004. We have not provided financial information for the three and nine month period ended January 23, 2005 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Management believes that the three and nine month period ended December 31, 2004 provides a meaningful comparison to the third quarter and nine months of fiscal year 2006. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three and nine month period ended January 23, 2005 were presented in lieu of results for the three and nine month period ended December 31, 2004.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended March 31, 2005.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing, developing and managing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California, Oklahoma, New Mexico and New York. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. IC-BH has completed a $94.0 million capital expansion for IC-BH’s Colorado properties which should increase our future earnings from IC-BH. In fiscal year 2003, DCC began receiving a credit enhancement fee from the River Rock Casino. We own 69% of and consolidate DCC. River Rock Casino completed the construction of a parking garage in December 2004 which increased their parking capacity from approximately 500 spaces to 1,735 spaces which will accommodate up to approximately 2,100 customer vehicles when operated by a valet service company during peak demand periods. We believe River Rock Casino’s revenues will increase with these additional parking spaces which will in turn increase our credit enhancement fees. Accordingly, we believe that credit enhancement fees will still be a large contributor to our future revenues and earnings. We expect to receive credit enhancement fees through May 2008. On April 25, 2005 we acquired the Colorado Grande Casino from IC-BH and anticipate the casino will also add to our future revenues and earnings. In August 2005, we acquired a 50% interest in American Racing and anticipate that its gaming interests in New York will add to our future revenues and earnings. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs can be expected to increase. Our net revenues were $2.9 million and $1.3 million for the three month periods ended January 22, 2006 and December 31, 2004 respectively.

The three month period ended January 22, 2006 was impacted by several items, including:

-	IC-BH recorded a $2.1 million loss from the extinguishment of debt due to the refinancing of its credit agreement, which reduced diluted earnings per share by approximately $0.04.

-	Colorado Grande's revenue was significantly impacted in November/December by construction related to the re-grand opening, which reduced earnings by approximately $400,000 or $0.02 per diluted share.

-	River Rock’s business interruption due to flooding and bridge closing

-	The discontinuation of estimated earnings contributions related to Route 66 Casinos, LLC, due to the sale and termination of equipment leases.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 22, 2006 AND DECEMBER 31, 2004

Net revenues. Net revenues increased 133%, or $1.7 million, for the three month period ended January 22, 2006 compared to December 31, 2004. In the three month period ended January 22, 2006, credit enhancement fees increased 46%, or $572,000, compared to the three month period ended December 31, 2004 as a result of River Rock Casino’s higher revenues and improved operating margins associated with the additional parking available with the new parking garage. On April 25, 2005, we acquired Colorado Grande Casino from IC-BH. The Colorado Grande contributed a total of $1.1 million in gross revenues from its casino operation. After the promotional allowance, net revenues from its casino operation were $846,000.

Total operating expenses. Total operating expenses increased 147%, or $2.2 million, for the three month period ended January 22, 2006 compared to December 31, 2004. Of the increase, $1.5 million is primarily the result of the inclusion of the casino operations, food and beverage, marketing and administrative, and facility expenses from the Colorado Grande Casino-Cripple Creek. We also experienced $605,000 of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations, higher legal costs related to litigation, and increased overhead costs related to business expansion.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates decreased 80%, or $1.5 million, for the three month period ended January 22, 2006 compared to the three month period ended December 31, 2004. Earnings of IC-BH decreased 70% or $1.0 million. IC-BH’s net revenues increased 15%, or $5.0 million for the three month period ended January 22, 2006 compared to the three month period ended January 23, 2005. This increase was primarily due to an increase in revenues resulting from the completed expansion of casino floor space in both Isle of Capri Casino-Black Hawk and Colorado Central Station Casino. However, such increase was partially offset by a $4.2 million increase in operating expenses and a $540,000 increase in interest expenses, net, along with a $2.1 million loss on early extinguishment of debt related to the refinancing of $206.0 million debt in November 2005. For Route 66 Casinos, we recently learned, through discovery in the litigation, that in November, 2005 the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. The equipment leases were terminated in connection with the transaction. Therefore, effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings related to Route 66 Casinos due and the termination of the equipment leases, which lowered our earnings from unconsolidated affiliates by approximately $400,000. Equity in earnings of Sunrise was $52,000 for the three month period ended January 22, 2006 compared to no earnings or loss for the three month period ended December 31, 2004. During the three month period ended January 22, 2006, we recorded equity in loss of American Racing of $115,000 which is primarily attributable to preopening expenses related to the Tioga Downs project.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 94%, or $481,000, for the three month period ended January 22, 2006 compared to December 31, 2004. The increase is primarily due to a higher weighted average debt balance. Interest income increased 19%, or $86,000, for the three month period ended January 22, 2006 compared to December 31, 2004. The increase is primarily due to a higher weighted average note receivable balance. Amortization of loan issue cost was $97,000 and $64,000 for the three month periods ended January 22, 2006 and December 31, 2004, respectively.

Net income (loss). Net income (loss) was ($798,000) and $828,000 for the three month period ended January 22, 2006 and December 31, 2004, respectively. The decrease of $1.6 million is primarily related to the loss on extinguishment of debt on IC-BH, the discontinuation of recording earnings from Route 66, the increase in interest expense, net, higher overall corporate expenses and higher casino operating and marketing expenses as a percentage to the casino revenue relate to repositioning Colorado Grande Casino after the $2.0 million renovation project was completed at the end of the second quarter. The effective tax rate for the three month periods ended January 22, 2006 and December 31, 2004 was 38%.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 22, 2006 AND DECEMBER 31, 2004

Net revenues. Net revenues increased 169%, or $6.3 million, for the nine month period ended January 22, 2006 compared to December 31, 2004. In the nine month period ended January 22, 2006, credit enhancement fees increased 49%, or $1.8 million, compared to the nine month period ended December 31, 2004 as a result of River Rock Casino’s higher revenues and improved operating margins associated with the additional parking available with the new parking garage. On April 25, 2005, we acquired Colorado Grande Casino from IC-BH. It contributed a total of $4.4 million in gross revenues from its casino operation. After the promotional allowance, net revenues from its casino operation were $3.2 million.

Total operating expenses. Total operating expenses increased 158%, or $6.2 million, for the nine month period ended January 22, 2006 compared to December 31, 2004. A $4.5 million increase in operating expenses is primarily a result of the inclusion of the casino operations, food and beverage, marketing and administrative, and facility expenses from the Colorado Grande Casino-Cripple Creek. We also experienced $1.4 million of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations, higher legal costs related to litigation, and increased overhead costs related to business expansion.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates decreased 23%, or $1.6 million, for the nine month period ended January 22, 2006 compared to the nine month period ended December 31, 2004. Earnings of IC-BH decreased 20%, or $1.1 million to $4.4 million. IC-BH’s net revenue increased 11%, or $11.6 million for the nine month period ended January 22, 2006 compared to the nine month period ended January 23, 2005. This increase is primarily due to the completed expansion of casino floor space in both Isle of Capri Casino-Black Hawk and Colorado Central Station Casino. However, such increase is offset by an $8.7 million increase in operating expenses and $1.8 increase in interest expense, net, along with a $2.1 million loss on early extinguishment of debt related to the refinancing of $206.0 million debt in October 2005. Earnings from Route 66 Casinos decreased 30%, or $372,000 to $875,000. The decrease is primarily a result of discontinuing the recording of any earnings related to Route 66 Casinos for the entire three month period ended January 22, 2006 due to the termination of the equipment leases as a result of the sale of the gaming devices and other equipment and property originally leased to the LDC. Earnings of Sunrise were $52,000 for the nine month period ended January 22, 2006 compared to no earnings or loss for the nine month period ended December 31, 2004. During the nine month period ended January 22, 2006, we recorded equity in loss of American Racing of $115,000 which is primarily attributable to the preopening expenses related to the Tioga Downs project.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 98%, or $1.3 million, for the nine month period ended January 22, 2006 compared to the nine month period ended December 31, 2004. The increase is primarily due to a higher weighted average debt balance. Interest income increased 8%, or $112,000, for the nine month period ended January 22, 2006 compared to December 31, 2004. The increase is primarily due to a higher weighted average note receivable balance. Amortization of loan issue cost was $200,000 and $293,000 for the nine month periods ended January 22, 2006 and December 31, 2004, respectively.

Net income. Net income decreased 51%, or $1.9 million to $1.8 million for the nine month period ended January 22, 2006 compared to December 31, 2004. The decrease is primarily related to the loss on extinguishment of debt on IC-BH, discontinuation of recording earnings from Route 66, the increase in interest expense, net and corporate expenses, along with the decrease in equity of earnings of IC-BH which were offset by an increase in credit enhancement fee income. The effective tax rate for the nine month periods ended January 22, 2006 and December 31, 2004 were 36% and 37%, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 22, 2006 and December 31, 2004:

	Nine Months Ended
	January 22,	December 31,
	2005	2004
Net cash provided by (used in):
Operating activities	$2,218,260	$3,585,317
Investing activities	(29,208,270)	(5,218,511)
Financing activities	24,719,376	991,085

Operating activities. Net cash provided by operating activities during the nine month period ended January 22, 2006 decreased $1.4 million compared to the nine month period ended December 31, 2004 mainly due to a $1.1 million decrease in tax contribution from IC-BH. During the nine month period ended January 22, 2006, we received $5.7 million of credit enhancement fees from River Rock Casino and $2.5 million in distributions from IC-BH. We applied the distributions from IC-BH to repay a portion of the $5.9 million note payable to IC-BH related to our purchase of the Colorado Grande Casino.

Investing activities. Net cash used in investing activities during the nine month period ended January 22, 2006 increased by $24.0 million compared to the nine month period ended December 31, 2004. The increase was primarily due to a $14.8 million loan made to Buena Vista Development for an Indian gaming project and $8.1 million of equity investment in American Racing. Also, we made loans totaling $3.2 million to other gaming projects, and we invested $303,000 in marketable securities, net of the proceeds from the sale of certain market securities. We used a total of $2.6 million for capital improvements in our Colorado Grande Casino and the purchase of a new accounting system. Also, we received a $941,000 loan repayment from one of our Indian gaming projects, when interim financing was obtained by the Tribe.

Financing activities. Net cash provided by financing activities during the nine month period ended January 22, 2006 increased by $23.7 million compared to the nine month period ended December 31, 2004. In the nine month period ended January 22, 2006, we received $36.6 million in borrowings from our $55.0 million credit facility. We repurchased 725,800 shares of our common stock in the open market, at a total purchase price of $7.7 million, and we distributed $967,000 to the minority interest owners of DCC. We also repaid $2.3 million on the $5.9 million note to IC-BH leaving the balance as of January 22, 2006 of $3.6 million.

Future Sources and Uses of Cash (more info from operation for future uses of cash)

We expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to existing and future development projects and acquisitions;
-	debt service requirements; and
-	working capital requirements.

At January 22, 2006, outstanding indebtedness under our credit facilities totaled $43.0 million. We have agreed to provide a $5.0 million guarantee of project financing indebtedness for American Racing and a $3.3 million term loan due in April 2006. In addition, we have lease guarantees of approximately $690,000 relating to the River Rock Casino project and we have guaranteed debt of approximately $97,000 of an affiliated company. Historically, tax distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. However, on April 25, 2005 we executed a three year $5.9 million promissory note payable to IC-BH in connection with the purchase of the Colorado Grande Casino, and we are now applying our quarterly distributions from IC-BH to the repayment of interest and principal due on this note which will continue until it is repaid in full. At January 22, 2006, the balance of the note payable to IC-BH was $3.6 million. Until this note is repaid, which we expect will occur in fiscal year 2007, we will be relying solely on credit enhancement fees from the River Rock Casino, cash flow from the Colorado Grande Casino, and the unused portion of our credit facilities to satisfy our current debt obligations and working capital needs. In November 2005, we made a commitment to contribute up to $10.0 million of equity in a newly formed joint venture, American Racing and Entertainment, L.L.C. which will pursue two racing and gaming projects in the State of New York. As of January 22, 2006, we have contributed $8.1 million of equity in American Racing and Entertainment, L.L.C. Subsequently, we have funded the remaining $1.9 million.

On January 22, 2006, we had cash and cash equivalents of $0.6 million.

We currently expect funds generated from our operating activities, together with existing cash and cash equivalents, and availability of borrowings under our expanded credit facility, will be adequate to fund our ongoing operating and debt service requirements.

Indebtedness

On January 19, 2006, we entered into an amended $55.0 million revolving credit facility (“Credit Facility”) with our lender that replaces a $40.0 million revolving credit facility (“Credit Facility”) with the same lender. Principal advances under the Credit Facility bear interest at 8.5% per annum and the Credit Facility has a maturity date of June 30, 2008.

The Credit Facility allows us to draw up to $55.0 million (less outstanding indebtedness under the Convertible Note) at any time prior to June 30, 2008. The Credit Facility is secured by our interest in IC-BH. As of January 22, 2006, we had approximately $43.0 million in outstanding debt under the Credit Facility, with approximately $12.0 million in availability. At January 22, 2006, we had approximately $49.9 million in outstanding indebtedness.

In June 2004, we amended the financing documents relating to our existing $13.0 million credit facility (“Convertible Note”) maturing December 31, 2005. The interest rate on the Convertible Note was amended from 11.0% to 7.5% per annum. During fiscal year 2005, we paid down the amount of indebtedness outstanding under the Convertible Note to approximately $3.3 million by utilizing proceeds received from draws of approximately $7.9 million under the Credit Facility. The reduction of the Convertible Note to $3.3 million had the effect of reducing the shares into which the principal amount of debt is convertible from 1,739,166 shares to 1,105,833 shares. In fiscal 2006, the holder of our $3.3 million Convertible Note converted $3.3 million of principal into 1.1 million shares of our common stock at a conversion price of $3.00 per share.

We acquired the Colorado Grande Casino (through the purchase of 100% of the stock of Colorado Grande Enterprises, Inc. from IC-BH) on April 25, 2005 for the purchase price of $6.5 million - $600,000 was paid in cash and a promissory note was issued to IC-BH for the remaining $5.9 million. Simple interest will accrue on the outstanding principal on the note at a rate equal to IC-BH’s cost of funds plus one percent (1%) per annum. IC-BH’s cost of funds is variable, with the rate dependent on the rate under IC-BH’s credit facility, which is currently about 6.5%. The note will mature on April 25, 2008. Our future quarterly distributions from IC-BH will be applied to the repayment of the interest and principal due on our $5.9 million note until it is repaid. The note is secured by 100% of the stock in Colorado Grande Enterprises, Inc.

Off-Balance Sheet Arrangements

As of January 22, 2006, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, including a guarantee of $97,000 of indebtedness of a related party, Service Interactive, Inc. (“SI”), a guarantee of operating lease payments for River Rock Casino in the amount of $690,000.

In the event of nonperformance by SI and River Rock Casino under the terms of the obligations, our maximum potential future payment under these guarantees will be equal to the carrying amount of the liabilities. As of January 22, 2006, our maximum potential future payment under these guarantees was $787,000.

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

In late January 2006, we learned, through discovery in the litigation, that in November 2005, the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. According to testimony taken on February 4, 2006, after liens on the gaming devices were paid off, the Gillmann Group received the net amount of approximately $12.0 million. The equipment leases were terminated in connection with the transaction.

On January 30, 2006, we obtained a temporary restraining order freezing the proceeds of the sale of the equipment and other property subject to the equipment leases. Trial of this matter is set to commence on March 27, 2006.

Rinaldo Corporation

On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100 , against us in the Superior Court of the State of California (No. S-1500-CV 253969 AEW). According to the Complaint, Rinaldo Corporation (“Rinaldo”) and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that we and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks up to $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring us and the other defendants from engaging in further acts of alleged interference. On October 29, 2004, Rinaldo filed its First Amended Complaint. We demurred to Rinaldo’s First Amended Complaint, and, at a hearing on January 5, 2005, the court orally sustained our demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others. After Rinaldo amended, we answered, generally denying Rinaldo's allegations. Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity. On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend. In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, to which Torkelson and Derry demurred again. On August 4, 2005, the court sustained their demurrer without leave to amend, dismissing them in their personal capacities from the case. Subsequently, Rinaldo voluntarily dismissed Torkelson and Derry in their business capacities, leaving Nevada Gold as the only remaining defendant.

In November 2005, Nevada Gold moved for summary judgment against Rinaldo, and the Court ruled on that motion on February 21, 2006. The Court dismissed all of Rinaldo’s claims for tortious interference with contract, holding that the development contract on which Rinaldo had based those claims was invalid as a matter of law. The Court also dismissed Rinaldo’s claim for damages under the California unfair competition statute. After the ruling, only Rinaldo’s claims for tortious interference with prospective economic relations, civil conspiracy, and injunctive relief under the unfair competition statute remain.

Trial in this case is currently scheduled for April 2006. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended March 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed, in the fiscal year ended March 31, 1999, the Company entered into a $7 million credit facility which was amended in the fiscal year ended March 31, 2002 to increase the facility to $13 million. The facility was further amended in June 2004 (See "Liquidity and Capital Resources" and "Indebtedness" under Part I, Item 2). The facility provides that, at the election of the holder, up to 54% of the principal balance may be converted into shares of our common stock at the lesser of $3.00 per share or 85% of the closing market price on the date of conversion (the "convertible note"). The issuance of the convertible note and the offer and sale of the underlying common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder. The holder of the convertible note was an "accredited investor" as defined in Regulation D and otherwise had the requisite sophistication and access to information to make an informed investment decision. During fiscal year 2004, the holder converted approximately $1.78 million of the convertible note into 594,167 shares of common stock.

In May 2005, the holder of the Convertible Note converted $1.8 million of the Convertible Note into 600,000 shares of our common stock. In September 2005, the holder of the Convertible Note converted $150,000 of the Convertible Note into 50,000 shares of our common stock. In December 2005, the holder of the Convertible Note converted the remaining $1,367,499 of the Convertible Note into 455,833 shares of our common stock. As of January 22, 2006, the entire principal balance of the Convertible Note has entirely been converted into our common stock.

Purchases of Equity Securities by the Issuer

During the three month period ended January 22, 2006, we repurchased 105,300 shares of our common stock in the open market at an average price of $10.45 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total	Maximum
			Number	Number of
			of Shares	Shares that
	Total		Purchased as Part	May Yet Be
	Number of	Average	of Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plan
Period	Purchased	per Share	or Programs	or Programs

October 24, 2005 through November 20, 2005	11,800	$10.56	11,800	361,800
November 21, 2005 through December 25, 2005	30,100	10.47	30,100	331,700
December 26, 2005 through January 22, 2006	63,400	10.42	63,400	268,300
Total	105,300	$10.45	105,300

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are to be filed as part of this report:

Exhibit No.	Document

10.9
Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C (filed previously as Exhibit 10.9 to the Company's Form 10-K, filed June 21, 2005)

10.10
Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C. (filed previously as Exhibit 10.10 to the Company's Form 10-K, filed June 21, 2005)

10.11
Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C. (filed previously as Exhibit 10.11 to the Company's Form 10-K, filed June 21, 2005)

10.12
Operating Agreement of American Racing and Entertainment, L.L.C. dated effective as of August 24, 2005, by and between Nevada Gold NY, Inc., TrackPower, Inc. and Southern Tier Acquisition II LLC (filed previously as Exhibit 10.12 to the Company's Form 10-Q, filed December 2, 2005)

10.13
Employment Agreement by and between Nevada Gold & Casinos, Inc., and Jon A. Arnesen, dated as of August 31, 2005 (filed previously as Exhibit 10.13 to the Company's Form 10-Q/A, filed December 16, 2005)

10.14
Resignation Agreement by and between Nevada Gold & Casinos, Inc., and Christopher C. Domijan, dated as of September 6, 2005 (filed previously as Exhibit 10.14 to the Company's Form 10-Q/A, filed December 16, 2005)

10.15
Amended and Restated Credit Facility dated January 19, 2006 (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.15 to the Company's Form 8-K, filed January 25, 2006)

10.16(*)(**)
Form of Guarantee of Credit Facility among Nevada Gold and Casinos, Inc.; each of Black Hawk Gold, LTD, Gold River, LLC, Nevada Gold BVR, LLC, and Nevada Gold NY, Inc., and the Lender signing as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act)

10.17(*)(**)
January 2006 Security Agreement dated January 19, 2006, by and between Nevada Gold & Casinos, Inc., its wholly-owned subsidiary, Black Hawk Gold, Ltd., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.18(*)(**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Black Hawk Gold, LTD, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.19(*)(**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold BVR, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.20(*)(**)
Commercial Pledge Agreement dated January 19, 2006 among Nevada Gold & Casinos, Inc., Gold River, LLC, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.21(*)(**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold NY, Inc., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.22(*)	Employment Agreement dated December 7, 2005, by and between Alan J. Greenstein and Nevada Gold & Casinos, Inc.
10.23(*)
Amended and Restated Operating Agreement of American Racing and Entertainment, L.L.C. dated effective as of March 1 2006, by and between Nevada Gold NY, Inc., Track Power, Inc. and Southern Tier Acquisition II LLC.

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA GOLD & CASINOS, INC.

Date: March 3, 2006	By:	/s/ ALAN GREENSTEIN

Name: Alan Greenstein Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Document

10.9
Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C (filed previously as Exhibit 10.9 to the Company's Form 10-K, filed June 21, 2005)

10.10
Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C. (filed previously as Exhibit 10.10 to the Company's Form 10-K, filed June 21, 2005)

10.11
Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C. (filed previously as Exhibit 10.11 to the Company's Form 10-K, filed June 21, 2005)

10.12
Operating Agreement of American Racing and Entertainment, L.L.C. dated effective as of August 24, 2005, by and between Nevada Gold NY, Inc., TrackPower, Inc. and Southern Tier Acquisition II LLC (filed previously as Exhibit 10.12 to the Company's Form 10-Q, filed December 2, 2005)

10.13
Employment Agreement by and between Nevada Gold & Casinos, Inc., and Jon A. Arnesen, dated as of August 31, 2005 (filed previously as Exhibit 10.13 to the Company's Form 10-Q/A, filed December 16, 2005)

10.14
Resignation Agreement by and between Nevada Gold & Casinos, Inc., and Christopher C. Domijan, dated as of September 6, 2005 (filed previously as Exhibit 10.14 to the Company's Form 10-Q/A, filed December 16, 2005)

10.15
Amended and Restated Credit Facility dated January 19, 2006 (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.15 to the Company's Form 8-K, filed January 25, 2006)

10.16(*)(**)
Form of Guarantee of Credit Facility among Nevada Gold and Casinos, Inc.; each of Black Hawk Gold, LTD, Gold River, LLC, Nevada Gold BVR, LLC, and Nevada Gold NY, Inc., and the Lender signing as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act)

10.17(*)(**)
January 2006 Security Agreement dated January 19, 2006, by and between Nevada Gold & Casinos, Inc., its wholly-owned subsidiary, Black Hawk Gold, Ltd., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.18(*)(**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Black Hawk Gold, LTD, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.19(*)(**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold BVR, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.20(*)(**)
Commercial Pledge Agreement dated January 19, 2006 among Nevada Gold & Casinos, Inc., Gold River, LLC, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.21(*)(**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold NY, Inc., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.22(*)	Employment Agreement dated December 7, 2005, by and between Alan J. Greenstein and Nevada Gold & Casinos, Inc.
10.23(*)
Amended and Restated Operating Agreement of American Racing and Entertainment, L.L.C. dated effective as of March 1 2006, by and between Nevada Gold NY, Inc., Track Power, Inc. and Southern Tier Acquisition II LLC.

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.