Form 10-K
period 2006-04-30
NEVADA GOLD & CASINOS INC
filed 2006-07-31
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended April 30, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934for the transition period from to

Commission File No. 001-15517

Nevada Gold & Casinos, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

3040 Post Oak Blvd., Suite 675, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.12 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes ☒ No

As of October 23, 2005 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $10.51, as reported on the American Stock Exchange, was $95,522,594.

As of July 7, 2006, the registrant had 12,970,330 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 30, 2006 are incorporated by reference into Part III of this report.

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

Overview

Nevada Gold & Casinos, Inc., a Nevada corporation, was formed in 1977 and, since 1994 has been primarily a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing, developing and/or managing Native American owned gaming projects.

Commercial Gaming Projects.

We own a 43% interest in Isle of Capri - Black Hawk, LLC ("IC-BH") which owns and operates two commercial casino properties in Black Hawk, Colorado - the Isle of Capri-Black Hawk Casino and Colorado Central Station Casino.

We own a 40% interest in American Racing and Entertainment, L.L.C. (“American Racing”) which was formed to pursue racing and gaming opportunities in the State of New York.

We own and operate the Colorado Grande Casino in Cripple Creek, Colorado.

Native American Owned Projects.

We have assisted in the development and financing, through majority owned subsidiaries, of two casinos for Native American tribes, one in Sonoma County, California and one near Albuquerque, New Mexico.

We are currently involved in developing, and/or managing upon completion, two casinos for Native American tribes, one in Tulsa, Oklahoma and one in Pauma Valley, California.

As of April 30, 2006, we own a 25% interest (30% effective on May 5, 2006) in Buena Vista Development Company, LLC (“Buena Vista Development”) which is developing a casino for a Native American tribe in Amador County, California.

We also have real estate interests in Colorado, California, and Nevada. We report our operations in two segments - gaming projects and other assets. For a summary of financial information concerning these two segments, please refer to the information provided in Note 13 to our Consolidated Financial Statements.

Objective and Strategies

Our primary business objective is to increase long-term returns to shareholders through appreciation in the value of our common shares. To achieve this objective, we intend to grow our assets and our earnings by following three business strategies:

-	enhancing the return from, and the value of, the gaming properties in which we own interests or have development or management contracts.
-	acquiring or developing additional commercial gaming properties.
-	participating in the financing, developing and/or managing of, or providing consulting services to, Native American gaming projects.

Commercial Casino Projects

Isle of Capri Black Hawk, L.L.C

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

The Isle of Capri-Black Hawk Casino

The Isle of Capri-Black Hawk Casino, which commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119. The property currently consists of a casino with approximately 1,378 slot machines, 18 table games, a 238-room hotel and 1,100 parking spaces in an attached parking garage. The Isle of Capri-Black Hawk Casino also offers customers a wide variety of non-gaming amenities, including three dining facilities and a 4,000 square foot event center that can be used for meetings and entertainment.

The Colorado Central Station Casino-Black Hawk

The Colorado Central Station-Black Hawk, is located across the intersection of Main Street and Mill Street from the Isle of Capri-Black Hawk. The property currently consists of a casino with 778 slot machines, 15 table games, a 162-room hotel and 1,200 parking spaces. The property also offers guests two dining options.

The Black Hawk gaming market consists of the cities of Black Hawk and Central City, which are located approximately 40 miles west of Denver and approximately 16 miles from Interstate 70, the main east-west artery from Denver. In November 2004, a new 8.4 mile four-lane road connecting Interstate 70 directly to Central City was completed. This new highway provides additional access to the Black Hawk/Central City market.

Customers of the Black Hawk gaming market primarily drive from within a 100-mile radius of Black Hawk and Central City, which includes the major population centers of Denver, Boulder, Fort Collins, and Golden, Colorado, and Cheyenne, Wyoming. The Black Hawk gaming market is primarily characterized by numerous privately and publicly-owned gaming facilities. The closest competitor to our Black Hawk casinos is the Riviera, which is located at the intersection of Mill and Main Streets across from the Isle of Capri Casino. In addition, the Ameristar Mountain High Casino completed an expansion of its gaming floor and parking garage and announced a future hotel expansion. We anticipate that, upon completion of the expansion of its hotel, the Mountain High Casino will be our primary competitor in Black Hawk.

American Racing and Entertainment, L.L.C.

We acquired a 50% interest in American Racing in November 2005. An additional member was submitted to American Racing in March, 2006 and our interest was reduced to 40%. As of April 30, 2006, American Racing owned Tioga Downs, in Nichols, New York and was attempting to acquire Vernon Downs, located in Vernon, New York, which was operating under Chapter 11 bankruptcy protection. As discussed in Note 18 to the accompanying Consolidated Financial Statements, American Racing successfully completed the acquisition of Vernon Downs on May 1, 2006.

Construction of a $38.0 million redevelopment of Tioga Downs Racetrack was completed in June 2006. Tioga Downs Racetrack opened its harness racing and simulcast operations on June 9, 2006 and opened a video lottery terminal facility offering approximately 750 video lottery terminal machines (“VLTs”) to its gaming and racing customers on July 4, 2006. A newly-constructed 90,000 square-foot grandstand houses a 19,000 square-foot VLT floor.

Tioga Downs Racetrack is located in Nichols, New York and is located 30 miles west of Binghamton and 120 miles west of its sister property, Vernon Downs. Tioga Downs draws its customer base from a local population (within 75 miles) of approximately 2 million adults. Tioga Downs is the regional track for four of the six off-track betting “OTB” centers (Catskills, Suffolk, Nassau and New York City) with New York City being one of the largest OTB markets in the country. Tioga Downs nearest competitors are Finger Lakes which is located approximately 75 miles away, Monticello which is located approximately 125 miles away, Batavia Downs which is located approximately 135 miles away and Pocono Downs, located in Pennsylvania, which is located approximately 100 miles away.

Vernon Downs includes a harness track, 175-all suite hotel and 34,000 square-foot gaming facility that is expected to offer approximately 800 VLT machines to its customers. Vernon Downs is scheduled to open in August 2006, subject to the receipt of certain regulatory approvals, including, without limitation, the receipt of a racing and simulcast license from the New York Racing and Wagering Board and VLT licenses from the New York State Lottery.

Vernon Downs Racetrack is located in Vernon, New York. The Vernon Downs Racetrack is located 18 miles west of Utica and 38 miles east of Syracuse, along Highway 365 near the Erie Canal. Vernon Downs will draw its customers primarily from the Syracuse, Rochester, Albany and Utica markets. Competition is limited almost exclusively to the Turning Stone Casino, which is located approximately 5 miles away in Verona, New York.

We operate both facilities for which we will receive management fees based on the revenues and cash flows of each facility.

The Colorado Grande Casino-Cripple Creek

On April 25, 2005, we acquired the Colorado Grande Casino located in Cripple Creek, Colorado, from IC-BH for $6.5 million. The Colorado Grande Casino is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a casino with approximately 195 slot machines, no table games, a restaurant and 44 parking spaces. We invested approximately $2.0 million to upgrade the facility and purchase new gaming equipment in order to maximize the earnings potential of the property.

Cripple Creek is 40 miles west of Colorado Springs, Colorado, which is 65 miles south of Denver, Colorado. We believe that the Cripple Creek market attracts customers primarily from Colorado Springs, Fort Carson and smaller areas south of Denver.

Native American Casino Projects

River Rock Casino; Sonoma County, California

Dry Creek Casino, L.L.C. (“DCC”), of which we own 69%, was formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians of California with the development and financing of its River Rock Casino, located approximately 75 miles north of San Francisco, in Sonoma County, California. The River Rock Entertainment Authority (the “RREA”) was formed as an unincorporated governmental instrumentality of the tribe to own and operate the River Rock Casino. The casino features 1,600 slot machines, 26 table games, two restaurants and three parking structures accommodating approximately 1,642 customer vehicles or up to approximately 2,100 customer vehicles when operated by a valet service company during peak demand periods. DCC entered into a Development and Loan Agreement with the tribe in August 2001, which has been amended from time to time (as amended to date, the “Development Agreement”). Under the Development Agreement, DCC earns a credit enhancement fee equal to 20% of River Rock Casino’s earnings before taxes, depreciation and amortization. The credit enhancement fee is payable to us for a period of five years, starting June 1, 2003 and ending on May 31, 2008. The RREA has the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006. If exercised, the RREA is obligated to pay an amount determined by multiplying the number of months remaining in the 5-year term by 100% of the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the buy-out option is exercised (the "Base Period"), plus any percentage (not exceeding 20%) by which gross revenues for the Base Period increased over the prior 12-month period. The buy-out fee must be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement.

The gaming facility is conveniently located approximately three miles from Highway 101, a four-lane highway that serves as a main thoroughfare between Southern California and Oregon. Highway 101 travels directly through the San Francisco Bay area, through major cities in the area including San Francisco, Santa Rosa, San Rafael and Petaluma. River Rock Casino’s prominent location, on the eastern hillside of the Alexander Valley facing Highway 101, is visible to vehicles traveling in both directions on the highway. The River Rock Casino faces or will face competition from existing and proposed Indian gaming facilities in the surrounding area and elsewhere in California and with casino gaming in Nevada and elsewhere, including gaming facilities that could be located closer to the San Francisco Bay area than River Rock’s gaming facility. The closest existing competitors are the Hopland Sho-Ka-Wah casino, located approximately 35 miles north of the River Rock Casino, the Konocti Vista Casino, located approximately 45 miles northeast of the River Rock Casino and Cache Creek Indian Casino and Bingo, located approximately 40 miles east of the River Rock Casino. River Rock also competes with card rooms located in the surrounding area, other forms of gaming that are legal in California, including live and simulcast pari-mutuel wagering and the California State Lottery, as well as with non-gaming leisure activities, and the availability of such alternative gaming and non-gaming activities may increase in the future.

Route 66 Casino; Albuquerque, New Mexico

The Company is involved in a dispute with its joint venture partner, as discussed in Item 3. To date, we have received no cash distributions from the Route 66 Casinos venture. Our portion of the earnings of the Route 66 Casinos venture have been estimated and recorded based on available financial information. See also Notes 4 and 17 to the accompanying Consolidated Financial Statements for a discussion of our accounting for our investment in this joint venture and the status of the ongoing dispute with our joint venture partner.

Muscogee (Creek) Nation Casino; Tulsa, Oklahoma

In December 2003, we (through our wholly owned subsidiary, Nevada Gold Tulsa, Inc.) entered into Development and Management Agreements with the Muscogee (Creek) Nation, a federally recognized Indian tribe, pursuant to which we would assist the tribe in developing and managing a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The Management Agreement was submitted to the National Indian Gaming Commission ("NIGC") for approval. The NIGC indicated that the agreement required modification. We are in the process of discussing with the tribe a restructuring of our relationship with the tribe in the operation’s phase of the project. No assurances can be given that this discussion will be fruitful. Nor can any assurance be given that the NIGC would approve the new arrangement, if it is submitted for review. The Development Agreement provides for a fee to us of $2.2 million upon completion of the gaming entertainment complex. The tribe recently claimed that we had breached the agreement in a letter dated May 25, 2006. Since that time we have been in detailed and cooperative discussions with the tribe in order to restructure our relationship during the development phase. No assurance can be given that these discussions will be fruitful. Nor can any assurance be given that the NIGC would approve the new arrangement, if it is submitted for review.

The project will be developed on and around the site of the existing Creek Nation Casino located on the Mackey Sand Bar in South Tulsa. The first phase will include the construction of a state-of-the-art gaming center featuring approximately 3,300 gaming machines, table games, multiple food venues and a multi-level parking facility with approximately 950 spaces, as well as 1,050 spaces of surface parking. Retail stores, restaurants, hotel, conference facility and other entertainment venues are planned for subsequent phases. The total cost of Phase I of the project will be approximately $110.0 million. We hope to assist the tribe in arranging financing and in constructing, equipping and opening the gaming entertainment complex, and upon opening to assist the tribe in their management of the complex for the tribe. The first phase of development is expected to be completed by mid-2008, but there can be no assurance that it will be completed by that date.

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

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

On May 4, 2005, we, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in Buena Vista Development Company, LLC ("Buena Vista Development") in exchange for an approximately $14.8 million loan and an equity investment of approximately $200,000. Casino Development & Management Company is the manager and the only other owner of Buena Vista Development. We have no obligation to make any further equity contributions or loans to Buena Vista Development.

In December 2004 Buena Vista Development entered into a Development Agreement with the Buena Vista Rancheria of Me-Wuk Indians for the development of a casino on the tribal lands located near the city of Ione in Amador County, California. Ione is approximately 40 miles southeast of Sacramento and approximately 40 miles northeast of Stockton. The multi-level casino is expected to accommodate approximately 2,000 slot machines, 80 gaming tables, restaurant and dining facilities, a retail shop and multi-level parking facility with approximately 3,400 parking spaces. Under the Development Agreement, Buena Vista Development is entitled to receive a development fee equal to 25% of the net income from the casino for a term of seven years after the casino opens.

The terms of our loan to Buena Vista Development provide for interest at the rate of prime plus 1%, with payments to be made from any third party permanent financing for the casino project or the first revenues received by Buena Vista Development under the Development Agreement. The loan is prepayable at any time without a penalty. Our initial 20% ownership interest in Buena Vista Development will increase by five percentage points at the end of every 6-month period that the loan remains outstanding, up to a maximum of an additional 20%, for a total of 40%. At April 30, 2006, we owned a 25% interest in Buena Vista Development. On May 5, 2006, our interest increased to 30%.

We cannot predict when, if ever, the casino will open because its construction may be delayed or prevented for a number of reasons, including required environmental impact mitigation, and possible additional regulatory processes. Also, construction of the project will require third party financing, which the tribe presently expects to be provided through an investment banking firm it has engaged.

We cannot predict the future performance of the casino. We expect the casino’s primary market to include Sacramento and Stockton, California. In this market, the casino will most directly compete with the Jackson Rancheria Casino located in Jackson, California, approximately 10 miles from the proposed Buena Vista Casino, the Cache Creek Casino located approximately 45 miles northwest of Sacramento and Thunder Valley Casino located a few miles northeast of Sacramento and the proposed Shingle Springs Casinos to be located just east of Sacramento on Highway 50.

La Jolla Band of Luiseno Mission Indians; Pauma Valley, California

In August 2004, we (through our wholly owned subsidiary, Gold River, L.L.C.) entered into a Development Agreement with the La Jolla Band of Luiseno Mission Indians, a federally recognized Indian tribe, pursuant to which we will assist the tribe in developing and constructing a multi-phase gaming facility. A Management Agreement with the tribe was signed in June 2005 for the first phase pursuant to which we would provide management services for the gaming facility. The Development Agreement was found by the NIGC to require modification. We are currently restructuring our agreement with the tribe in good faith and positive discussions with the tribe. Although no assurance can be given that new agreements will be reached, we are optimistic that a new contract will be entered into shortly. No assurance can be given that the anticipated new agreements with the tribe will be approved by the NIGC.

The multi-phase project will be developed on the La Jolla Indian Reservation in Pauma Valley, California. The first phase will include the construction of a casino with 349 slot machines, 12 table games, dining facilities and parking. Subsequent phases may include an expanded casino, a hotel, RV-park, additional restaurants and other entertainment venues. We have agreed to advance certain pre-development expenses of the first phase of the project up to $1.5 million. The Development Agreement provides that the total budget for all project costs for the first phase (including pre-development expenses advanced by us) will not exceed $25 million. We expect that under our restructured agreements we will assist the Tribe in obtaining third party financing for the project. However, there can be no assurance that third-party financing will be available for this project.

We cannot predict when, if ever, the casino will open because its construction may be delayed or prevented for a number of reasons, including additional regulatory processes and failure to obtain financing for the project.

The La Jolla Casino is located in the heart of Pauma Valley, California which is approximately 28 miles east of Temecula, California and 65 miles north of San Diego, California. This southern California casino market has experienced significant growth with five major Native American casinos within 25 miles of the proposed La Jolla Casino. They include Harrah’s Rincon Casino, Casino Pauma, The Pala Casino, Valley View Casino, and Pechanga Resort & Casino. These casinos are larger, have established customers and are closer to the Temecula and San Diego markets than the proposed La Jolla casino and most gaming customers will have to drive by those casinos before they arrive at La Jolla. The greater San Diego region also includes the Cahuilla Creek Casino, Casino Morongo, San Manuel Indian Bingo & Casino, Barona, Viejas, Sycuan, and Golden Acorn casinos which are also competitors to the La Jolla casino. As this market continues to mature, La Jolla can expect increased competition from these casinos in its market area.

Regulation and Licensing

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

The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Gaming Commission to change the rate annually. The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million and 20% on adjusted gross gaming proceeds in excess of $15 million.

Colorado law requires that every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation, or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Gaming Commission. The Gaming Commission may require any person having an interest in a license or a licensee to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant. Persons found unsuitable by the Gaming Commission may be required to immediately terminate any interest in, association or agreement with, or relationship to, a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee’s license or applicant’s license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

The rules impose certain additional restrictions and reporting and filing requirements on publicly traded entities holding gaming licenses in Colorado. A licensee or affiliated company or any controlling person of a licensee or affiliated company, which commences a public offering of voting securities, must notify the Gaming Commission with regard to a public offering to be registered with the Securities and Exchange Commission ("SEC"), no later than ten business days after the initial filing of a registration statement with the SEC, or, with regard to any other type of public offering, no later than ten business days prior to the public use or distribution of any offering document, if: 1) the licensee, affiliated company or a controlling person thereof, intending to issue the voting securities is not a publicly traded corporation; or 2) if the licensee, affiliated company or controlling person thereof, intending to issue the voting securities is a publicly traded corporation, and if the proceeds of the offering, in whole or in part, are intended to be used: a) to pay for construction of gaming facilities in Colorado to be owned and operated by the licensee; b) to acquire any direct or indirect interest in gaming facilities in Colorado; c) to finance the operation by the licensee of gaming facilities in Colorado; or d) to retire or extend obligations incurred for one or more of the purposes set forth in subsections a, b, or c above.

We may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act and the regulations promulgated thereunder. The issuance of any voting securities in violation will be void and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the Colorado Limited Gaming Act and the regulations promulgated thereunder. Any transfer in violation of these provisions will be void. If the Colorado Limited Gaming Control Commission at any time determines that a holder of our voting securities is unsuitable to hold the securities, then we may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person’s investment, or (b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty (60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the Commission to be suitable to own them, (a) we are not permitted to pay any dividends or interest with regard to the voting securities, (b) the holder of such voting securities will not be entitled to vote and the voting securities will not for any purposes be included in the voting securities entitled to vote, and (c) we may not pay any remuneration in any form to the holder of the voting securities, except in exchange for the voting securities.

New York

The gaming industry in New York is regulated by the New York State Racing and Wagering Board (the "R&W Board") and the New York State Division of the Lottery ("Lottery Division").

The R&W Board regulates all aspects of the conduct of horse racing and pari-mutuel wagering and approves annual licenses for racetracks, both thoroughbred and harness. The R&W Board also issues annual simulcast licenses to the racetracks. It is the R&W Board's responsibility to ensure the honesty and integrity of all horse races conducted in New York. All racing participants including jockeys, drivers, owners, trainers, grooms, track management, agents, concessionaires and others who work at New York State racetracks must be licensed by the R&W Board each year. The licensing process involves a complete criminal background check, including a review of the applicant's experience, if any, in other states, and an assessment of the applicant's character and fitness.

In October 2001, New York State passed legislation authorizing the Lottery Division to license the operation of video lottery gaming at eligible racetracks in New York State. The legislation permits local communities which have racetracks not expressly identified in the legislation to pass local laws authorizing video lottery gaming at racetracks in their communities. Vernon Downs Racetrack is specifically named as an eligible racetrack in the legislation and Tioga County has passed a local law which allows Tioga Downs Racetrack to engage in video lottery gaming. In April 2005, New York State amended the legislation to provide an increase to the vendor fee to be paid to each video lottery terminal operator and also permit a marketing allowance for each such facility.

In May 2005, the New York State Court of Appeals upheld the constitutionality of video lottery terminals ("VLTs"). VLTs are electronic gaming devices that allow patrons to play electronic versions of various lottery games of chance and are similar in appearance and feel to traditional slot machines. The Lottery Commission is authorized to license eligible racetracks to install VLTs. Each of the VLTs is owned by the State of New York and the State purchases, installs and maintains the VLTs at the racetracks. The racetracks receive a vendor fee of 32% of the first fifty million of revenue from the VLTs, 29% of the next one hundred million and 26% thereafter. Money for purses and breeding funds would then come out of the racetrack's portion of the VLT proceeds, subject to separate agreements which must be reached between the tracks, the horsemen, and the breeders. Racetracks may also receive reimbursement for marketing and promotional costs pursuant to a marketing plan approved in advance by the Lottery Commission, from a vendor's marketing allowance of 8% on the first $100 million of revenues generated and 5% thereafter.

The Lottery Division regulates the licensing of the various participants in video lottery gaming, including the racetracks that are eligible under the enabling legislation to operate video lottery gaming, and their employees, as well as gaming and non-gaming vendors that will supply goods and services to the racetracks. Licensing procedures include financial disclosure and, in some instances, background investigations for principals and key employees. The racetracks are required to submit business plans for approval by the Lottery Division prior to licensing, and to establish a set of internal control procedures pursuant to guidelines provided by the Lottery Division. The agents are required to submit periodic financial reports and undertake other financial controls. Annually, the agents are required to submit a marketing plan for approval by the Lottery Division. The marketing plan will identify those marketing or promotion costs which may be reimbursed from the marketing allowance permitted by the legislation. The Lottery Division also regulates the conduct and operation of video lottery gaming. Movement of the terminals is closely regulated, and surveillance and security systems are established at each facility.

The legislation authorizing VLTs at eligible racetracks expires on December 31, 2014, unless it is reauthorized by the New York legislature.

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

Under the form of tribal-state compact first signed by the State of California and certain California tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class III slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes who have entered into these tribal-state compacts, and few, if any additional licenses are presently available. Some tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class III slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in the most recent cases, fees based on a percentage of slot “net win.” The Dry Creek Rancheria (River Rock Casino) and the La Jolla tribe have each entered into the 1999 form of tribal-state compact with the State and have not amended these tribal-state compacts. The River Rock Casino currently holds 1,250 Class III slot machine licenses, which together with the 350 Class III slot machines it may operate without licenses, allows it to operate up to a total of 1,600 Class III slot machines. The La Jolla Tribe intends to operate up to 349 Class III slot machines at its facility in phase one of its project. The Buena Vista Tribe has entered into an amended tribal-state compact with the State of California which will allow it to operate an unlimited number of Class III slot machines, in accordance with provisions contained in the compact.

The Muscogee (Creek) Nation has entered into a tribal-state compact with the State of Oklahoma which permits it to operate an unlimited number of Class III slot machines, in accordance with provisions contained in the compact.

We have received the appropriate licenses from the tribal gaming authorities to participate in the development, financing and/or equipping of the River Rock Casino, the La Jolla Casino and the Muscogee (Creek) Nation Casino.  Buena Vista Development has been issued the appropriate licenses from the Buena Vista tribal gaming authority to participate in the development and financing of its casino and has received preliminary approval from the tribe of our suitability as an owner of Buena Vista Development. In California, licensing and registration requirements for tribal financing sources are governed by compacts between the tribes and the State of California. Pursuant to the compacts relating to the River Rock Casino, La Jolla Casino and Buena Vista Casino, applications have been made to the State by us (or Buena Vista Development for the Buena Vista Casino) for a determination that we are suitable for licensing as a tribal financing source. If the State of California determines that any person would be unsuitable for licensure in a tribal casino, then the tribal gaming authority must revoke any license that has been issued to that person.

Native American tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes’ jurisdiction. Therefore, persons engaged in gaming activities, including us, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding the River Rock Casino, the Muscogee (Creek) Nation Casino, the La Jolla Casino or the Buena Vista Casino. The possession of valid licenses from the tribes are ongoing conditions of our agreements with the tribes. The possession of a valid license from Buena Vista Rancheria of Me-Wuk Indians is an ongoing condition of Buena Vista Development's agreements with that tribe.

IGRA requires NIGC approval of management contracts for Class II and Class III gaming, as well as the review of all agreements collateral to the management contracts. Both management agreements for the La Jolla casino and the casino for the Muscogee (Creek) Nation have been submitted to the NIGC for review and approval, but they have not yet been approved. See Item 1 - “Native American Casinos Projects - Muscogee (Creek) Nation Casino, Tulsa, Oklahoma” for discussion of the current status of the Muscogee (Creek) Nation management agreement.

The NIGC will not approve a management contract if anyone with a direct or indirect financial interest in, or having management responsibility for, a management contract (i) is an elected member of the Indian tribal government that owns the facility purchasing or leasing the games, (ii) has been or is convicted of a felony gaming offense, (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe, (iv) has refused to respond to questions from the NIGC, or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if (a) the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, (b) the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or (c) a trustee, exercising common skill and diligence, would not approve such management contract.

A management contract can be approved only after NIGC determines that the contract provides, among other things, for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe, (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income, (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs, and (iv) a ceiling on the repayment of such development and construction costs, and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of profits if NIGC is satisfied that the capital investment required and income projections for the gaming operation require the additional term and fee.

Buena Vista Development’s development agreement with the Buena Vista Tribe, and each of our development agreements with the Dry Creek Rancheria (River Rock Casino), the Muscogee Nation and the La Jolla Tribe were submitted to the NIGC, with a request for a determination that each development agreement was not subject to IGRA's requirements for management contracts. We received confirmations from the NIGC that these development agreements were not subject to IGRA's requirements for management contracts.

In the past few years, the NIGC’s office of general counsel has issued a number of opinions concluding that contracts with non-managers violated IGRA’s requirements that a tribe must have the "sole proprietary interest" in its gaming operations. Generally, these opinions have been rendered where the non-manager received a percentage of the casino's revenues as compensation for the contractor’s services, and where the general counsel’s office determined that the compensation was disproportionately large in comparison to the value of the services provided or the risks assumed by the contractor. Where a contractor’s compensation is based on a percentage of a tribal casino’s revenues, tribes or the contractors commonly submit these non-management contracts to the NIGC for a determination that the contracts are not management contracts and do not grant any "proprietary interest" in the tribe's gaming operations.  The Buena Vista Tribe submitted the Development Agreement with Buena Vista Development to the NIGC’s office of general counsel with a request for such a determination, and received a favorable determination which found that the Development Agreement did not grant any “proprietary interest” to Buena Vista Development.  The La Jolla tribe submitted the development agreement for La Jolla to the NIGC’s office of general counsel with a request for such a determination. The NIGC has informed the Tribe that it believes the La Jolla Development Agreement grants to us an impermissible proprietary interest in the Tribe's gaming operations because of certain compensation payable to us in the event the Management Agreement is not approved by the NIGC. We are negotiating with the Tribe for a mutually agreeable modification to our agreement which will resolve the NIGC's concerns. There is no assurance, however, that we and the tribe will be able to agree on a modification, or that any agreed upon modification will resolve the NIGC's concerns.  If we and the La Jolla Tribe cannot agree on a modification that will resolve the NIGC’s concern, then the compensation terms of that agreement might be unenforceable, and in a worst case, the entire contract might be void.

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

Other Assets

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

Sunrise Land and Mineral. We own a 50% interest in Sunrise Land and Mineral Corporation, (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. The 300 acres serves as collateral for our note receivable of approximately $116,000 from Sunrise.

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

Restaurant Connections International, Inc. We are a founding shareholder of Restaurant Connections International, Inc. (“RCI”), and currently own a 34% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 17 Pizza Hut restaurants in Sao Paulo. RCI is pursuing a sale or other disposition of its assets, and RCI has retained an investment banker to assist RCI in these efforts. Other global fast food restaurants have entered the Brazilian marketplace and are general competitors of RCI. These restaurant companies have significantly greater financial and other resources that could adversely affect RCI’s operations.

Employees

As of April 30, 2006, we employed 117 people.

Available Information

We make available on our website (www.nevadagold.com) under “Investor Relations - SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

Item 1A. Risk Factors

The following is a description of what we consider our key challenges and risks:

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

We are subject to extensive governmental gaming regulation that could adversely affect us. We could be prevented from completing our current casino development projects or pursuing future development projects due to changes in the laws, regulations and ordinances (including tribal or local laws) that apply to gaming facilities or the inability of us or our key personnel, significant shareholders or joint venture partners to obtain or retain gaming regulatory licenses.

The gaming industry is highly regulated and we must maintain our licenses in order to continue our operations. Each of our gaming operations is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Certain jurisdictions empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports concerning the gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Regulatory authorities have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations.

The rapidly changing political and regulatory environment governing the gaming industry (including gaming operations which are conducted on Indian land) makes it impossible for us to accurately predict the effects that an adoption of or changes in the gaming laws, regulations and ordinances will have on us. However, the failure of us, or any of our key personnel, significant shareholders or joint venture partners, to obtain or retain required gaming regulatory licenses could prevent us from expanding into new markets, prohibit us from generating revenues in certain jurisdictions, and subject us to sanctions and fines.

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

IC-BH's Senior Secured Credit Facility provides for a $50 million revolving credit facility maturing the earlier of October 24, 2010 or such date the term loan facility is repaid in full and a $190 million term loan maturing on October 24, 2011 (see Note 4 to our Financial Statements). The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the operations of IC-BH’s Colorado casinos has been sufficient to pay its maturing debt obligations.

On January 19, 2006, we entered into a $55 million revolving credit facility which allows us to borrow up to $55 million at any time prior to June 30, 2008, which is the maturity date for the credit facility. At July 10, 2006, we fully drew down on this credit facility. In addition, we have operating lease guarantees of approximately $581,000 for the River Rock Casino. We also have guaranteed debt of approximately $91,000 for an affiliated company that may mature during the next two fiscal years. We have agreed, under certain circumstances if financing would not otherwise be available, to provide a guarantee of up to $25 million of third party financing for the La Jolla casino project. In addition, our wholly-owned subsidiary, Nevada Gold NY, Inc has an indirect guarantee of $8 million of American Racing’s $20 million senior debt.

As of April 30, 2006, we had approximately $60.5 million of indebtedness outstanding, which includes $52 million of debt on the Credit Facility. Our substantial indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	limit our ability to fund future working capital, capital expenditures and other general operating requirements;

•	place us at a competitive disadvantage compared to our competitors that have less debt or greater resources; and

•	limit our ability to borrow additional funds.

The occurrence of any one of these events or conditions could have a material adverse effect on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations under the Credit Facility or our other debt obligations.

We will require a significant amount of cash to service our indebtedness and fund our gaming operations. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and refinance our debt, including the Credit Facility, and to fund our gaming operations, will depend on our ability to generate cash flow from our gaming operations. Our ability to generate sufficient cash flow to satisfy our debt obligations will depend on our future operating performance that is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. These measures may not be available to us or, if available, they may not be sufficient to enable us to satisfy our obligations under the Credit Facility and may restrict our ability to pay operating expenses. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations or fund our gaming operations.

We could incur substantial liabilities if pending material litigation is resolved unfavorably.

We are currently a defendant in litigation instituted by Rinaldo Corporation, which if concluded adversely to our interests, could adversely affect our operating results.  We strongly dispute the allegations of the Rinaldo Corporation and believe we have strong defenses.  We will vigorously defend the lawsuit.  We cannot quantify the potential impact that an unfavorable outcome of the damages claim could have on our financial condition, results of operation or liquidity, however, based on Rinaldo Corporation's assertions and claim for damages, it could be material. See Item 3 of this Form 10K for a description of the litigation and the damages claimed.

We, as the plaintiff, recently concluded a trial involving the Route 66 Casino venture. See Item 3 of this Form 10K for a description of the litigation and the jury's verdict. Following the jury’s verdict, we and the Defendants filed competing motions for the entry of judgment by the Court. We have moved the Court for entry of a judgment in our favor and against the Defendants of approximately $8.3 million plus pre-judgment interest. The Defendants have moved the Court for entry of a “take nothing” judgment in their favor. The Court has not ruled on the competing motions.

The Court's judgment may be subject to appeal and will not be a final judgment until it is no longer appealable. If the judgment is appealed by either party, we cannot predict how long the appeals process will be. If there is a final judgment in the Defendants' favor, there will be a material, adverse affect on our financial condition since we will have to reverse the earnings previously recorded from the Route 66 Casinos venture of approximately $3.8 million. If there is a final judgment in our favor, and we are able to collect the judgment from the Defendants, we will realize the amounts collected on the judgment in excess of the $3.8 million previously recorded, as gain on litigation. We are unable to predict how the Court will rule in this matter or whether or not we will be able to collect from the Defendants if a final judgment is entered in our favor.

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

The opening of each of the proposed Native American facilities will be contingent upon, among other things, the receipt of all regulatory licenses, permits, approvals and authorizations, the completion of construction and the hiring and training of sufficient personnel. The scope of the approvals to construct and open these casinos is extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such casinos.

No assurance can be given that development activities will begin or will be completed, or that the budget for these projects will not be exceeded, or that we will have the continuing support of the tribal community.

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

The terms of our current management contracts provide that such contracts may be terminated under certain circumstances, including without limitation, upon the failure to obtain NIGC approval for the project and the loss of requisite gaming licenses. Any management contract terminations could have a material adverse effect on our results of operations and financial condition if new business opportunities or new management contracts are not realized.

We make limited recourse loans in connection with exploring gaming or other development opportunities some of which may not be repaid.

From time to time, in our ordinary course of business, we make loans to tribes or other third parties for the purpose of exploring gaming or development opportunities that become available to us. Proceeds of such loans are typically used for due diligence investigations of such opportunities or to provide assistance to tribes or other third parties in evaluating their abilities to pursue such opportunities. If we determine to pursue such opportunities, we may make additional loans for the construction, development, equipment and operations of the projects.

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

A deterioration of our relationship with an Indian tribe could cause delays in the completion of a casino development project with that Indian tribe or even force us to abandon a casino development project altogether and prevent or significantly impede recovery of our investment therein.

Maintaining good personal and professional relationships with Indian tribes and their officials is critical to our proposed and future Indian related gaming activities. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing an Indian tribe may be replaced by appointment or election or become subject to policy changes. Replacements of Indian tribe officials or administrations, changes in policies to which an Indian tribe is subject, or other factors that may lead to the deterioration of our relationship with an Indian tribe may cause delays in the completion of a development project with that Indian tribe or prevent the project's completion altogether, which may have an adverse effect on the results of our operations.

If the NIGC elects to modify the terms of our management contracts with Indian tribes or void such contracts altogether, or if an Indian tribe terminates its management contract with us or fails to cooperate in making NIGC-mandated modifications to its management contract, our revenues from management contracts may be reduced or eliminated.

The NIGC has the power to require modifications to Indian management contracts under certain circumstances or to void such contracts or ancillary agreements including loan agreements if the management company fails to obtain required approvals or to comply with applicable laws and regulations. The NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract, which could have an adverse effect on us. Our management contracts with the La Jolla Tribe and with the Muscogee Nation have not received final approval by the NIGC. The NICG has required modifications to our management contract with Muscogee (Creek) Nation, and our management contract with La Jolla may require modification prior to receiving approval. If an Indian tribe, because of a deterioration of our relationship with them or otherwise, terminates its management contract with us prior to approval of the contract by NIGC or refuses to cooperate in making NIGC-required modifications of the contract, our revenues from such management contract may be reduced or eliminated.

If our key personnel leave us, our business could be adversely affected.

Our success is largely dependent upon the efforts and skills of our key executive officers. The loss of the services of any key executive officer could have a material adverse effect on us. There can be no assurance that we would be able to attract and hire suitable replacements in the event of any such loss of services. We currently have employment agreements with our President/Chief Operating Officer and our Senior Vice President/Chief Financial Officer, but do not have employment agreements with any of our other key executive officers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

Colorado Grande Casino-Cripple Creek. We lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021. In addition, we own an additional parcel of land adjacent to the Colorado Grande, which is used for parking.

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

Sunrise Land and Mineral. We own a 50% interest in Sunrise. Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. The 300 acres serves as collateral for our note receivable of approximately $116,000 from Sunrise.

Goldfield Resources, Inc. Our wholly-owned subsidiary, Goldfield, holds mining claims totaling approximately 9,000 acres in the State of Nevada. Goldfield is not directly involved in mining operations. Goldfield has secured a mining lease for its properties with Metallic, and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects. Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement, Metallic is primarily responsible for all regulatory compliance. However, Metallic’s failure to comply with any of the applicable rules or regulations could create potential liability for Goldfield.

Office Lease. We currently lease approximately 16,400 square feet of office space in Houston, Texas. The total monthly rental for this office space is currently $25,000.

Item 3.	Legal Proceedings

Route 66 Casinos

On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos. Route 66 Casinos was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group’s agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Amended and Restated Operating Agreement of Route 66 Casinos, LLC, governed the relationship of the parties relating to the Route 66 Casinos gaming operation. Pursuant to this agreement, we were to receive 51% of the net revenue received by Route 66 Casinos from the gaming operation. We also loaned The Gillmann Group the amount of $250,000, which has been repaid to us.

We initiated arbitration proceedings pursuant to the Route 66 Casinos Operating Agreement; however, The Gillmann Group and Mr. Gillmann refused to participate on the basis that they believed the operating agreement was invalid. We then filed a lawsuit in state district court on October 3, 2002, in Harris County, Texas ( Nevada Gold & Casinos, Inc. v. American Heritage, Inc., et al. (No. 2002-51378)) (the “Texas Litigation”), initially seeking to recover payment pursuant to the promissory note. We amended our claims to include breach of contract, breach of fiduciary duty, fraud and other claims related to The Gillmann Group’s repudiation of the Route 66 Casinos Operating Agreement.

The Gillmann Group then filed a lawsuit in state district court on October 4, 2002, in Clark County, Nevada ( American Heritage, Inc., et al. v. Nevada Gold & Casinos, Inc., et al. (No. A457315)). In its lawsuit, The Gillmann Group sought judicial dissolution of Route 66 Casinos and sought a declaratory judgment that the operating agreement is void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court, and the related lawsuit in Texas was stayed pending the outcome of the Nevada appeal. On April 28, 2005, the Nevada Supreme Court ruled that the dispute was not subject to arbitration. In response, the Texas court lifted the stay of proceedings.

In late January 2006, we learned, through discovery in the litigation, that in November 2005, the Gillmann Group, without our knowledge or consent, sold to the Laguna Development Corporation (“LDC”) the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. On January 30, 2006, we obtained a temporary restraining order freezing the proceeds of the sale of the equipment and other property subject to the equipment leases. According to testimony taken on February 4, 2006, after liens on the gaming devices were paid off, the Gillmann Group received the net amount of approximately $12.0 million. The equipment leases were terminated in connection with the transaction.

On April 13, 2006, following the trial on the merits, the jury returned its verdict in the Texas Litigation. The jury found that (1) Nevada Gold and American Heritage intended to be bound by the Amended and Restated Operating Agreement (the “Contract”); (2) American Heritage breached the Contract; (3) the breach by American Heritage was not excused; (4) Nevada Gold did not fraudulently induce American Heritage to enter into the Contract; (5) American Heritage returned to Nevada Gold everything of value that American Heritage received from Nevada Gold under the Contract; (6) Nevada Gold suffered damages of approximately $8.3 million as a result of the breach by American Heritage; and (7) Fred Gillmann, who is the President and sole shareholder of American Heritage, is personally responsible for the conduct of American Heritage.

Following the jury’s verdict, Nevada Gold and the Defendants filed competing motions for the entry of judgment by the Court. Nevada Gold has moved the Court for entry of a judgment in its favor and against the Defendants of approximately $8.3 million plus pre-judgment interest. The Defendants have moved the Court for entry of a “take nothing” judgment in their favor. The hearing on the competing motions for the entry of judgment was held on June 26, 2006. The Court has not yet notified us of its ruling on the competing motions.

The Court's judgment may be subject to appeal and will not be a final judgment until it is no longer appealable. If the judgment is appealed by either party, we cannot predict how long the appeals process will be. If there is a final judgment in the Defendants' favor, there will be a material, adverse affect on our financial condition since we will have to reverse the earnings previously recorded from the Route 66 Casinos venture of approximately $3.8 million. If there is a final judgment in our favor, and we are able to collect the judgment from the Defendants, we will realize the amounts collected on the judgment in excess of the $3.8 million previously recorded, as gain on litigation. We are unable to predict how the Court will rule in this matter or whether or not we will be able to collect from the Defendants if a final judgment is entered in our favor.

Rinaldo Corporation

On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against us in the Superior Court of the State of California (No. S-1500-CV 253969 AEW). According to the Complaint, Rinaldo Corporation (“Rinaldo”) and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that we and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks more than $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring us and the other defendants from engaging in further acts of alleged interference. On October 29, 2004, Rinaldo filed its First Amended Complaint. We demurred to Rinaldo’s First Amended Complaint, and, at a hearing on January 5, 2005, the court orally sustained our demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others. After Rinaldo amended, we answered, generally denying Rinaldo's allegations. Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity. On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend. In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, to which Torkelson and Derry demurred again. On August 4, 2005, the court sustained their demurrer without leave to amend, dismissing them in their personal capacities from the case. Subsequently, Rinaldo voluntarily dismissed Torkelson and Derry in their business capacities, leaving Nevada Gold as the only remaining defendant.

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

Trial in this case is currently scheduled for August 21, 2006. On July 25, 2006, we moved to continue the trial. The court has not yet ruled on our motion for continuance. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended April 30, 2006.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the American Stock Exchange under the symbol UWN. The following table sets forth the high and low sales prices per share of the common stock for the last two fiscal years.

	Fiscal Years Ended
	April 30, 2006		March 31, 2005
	High	Low	High	Low

First Quarter	$12.69	$10.00	$21.45	$12.10
Second Quarter	11.31	10.33	13.85	9.55
Third Quarter	10.80	10.29	12.85	10.05
Fourth Quarter	10.80	9.08	15.24	11.71

Holders of Common Stock

As July 7, 2006, we had approximately 1,741 shareholders of record.

Dividends

We have not paid any dividends during the last two fiscal years and our current policy is to retain earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2006 including the 1999 Stock Option Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders (such grants, the “Non-Plan Grants”).

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity Compensation Plans Approved by Security Holders	1,121,800	$8.88	637,299
Equity Compensation Plans Not Approved by Security Holders	–	$–	–
Total	1,121,800	$8.88	637,299

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2006, a warrant to purchase 10,000 shares of our common stock was exercised by an accredited investor for an aggregate purchase price of $32,500. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

During the fourth quarter ended April 30, 2006, we repurchased 216,200 shares of our common stock in the open market at an average price of $9.64 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

January 23, 2006 through February 19, 2006	27,100	$10.45	27,100	241,200

February 20, 2006 through March 26, 2006	151,800	$9.56	151,800	89,400

March 27, 2006 through April 30, 2006	37,300	$9.38	37,300	52,100
Total	216,200	$9.64	216,200

We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 500,000 shares to our stock buyback program. In fiscal year 2006, we announced another increase of 900,000 shares to our stock buyback program. Under this program, we repurchased 942,000, 604,900 and 4,000 shares of our common stock for an average price of $10.38, $10.93 and $9.11 per share during fiscal years ended April 30, 2006 and March 31, 2005 and 2004, respectively, of which 604,900 shares were retired.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below as of the end of and for fiscal years 2006, 2005, 2004, 2003 and 2002 have been derived from our consolidated financial statements which, except for fiscal years 2003 and 2002, are contained elsewhere in this Annual Report. The selected consolidated financial data set forth below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes thereto and other financial and statistical information included elsewhere in this Annual Report.

	Fiscal Years Ended
	April 30, 2006		March 31, 2005		March 31, 2004		March 31, 2003		March 31, 2002

Statement of Operations Data:
Total net revenues	$13,149,221	(a)	$5,728,519		$3,740,451		$102,326		$135,086
Total operating expenses before write-offs	14,233,353	(a)	5,064,776		3,516,056		2,217,409		1,966,677
Write-off of notes receivable related to Native
American gaming projects	1,574,452		120,000		–		–		–
Write-off of project development costs	286,653		180,850		245,356		238,437		42,455

Operating income (loss)	(2,945,237)		362,893		(20,961)		(2,353,520)		(1,874,046)
Non-operating income expenses:
Earnings from unconsolidated affiliates	6,917,818		7,648,802		11,243,466		9,538,081		7,676,420
Gain on sale of marketable securities and assets	167,948		34,672		–		589,916		14,572
Interest income (expense), net	(2,248,550)		(367,460)		677,118		(97,853)		(764,707)
Minority interest	(1,308,867)		(837,849)		(561,697)		(53,323)		(36,051)
Loss on early extinguishment of debt	–		–		–		–		(2,910,570)	(h)
Net income before income tax expense	583,112		6,841,058		11,337,926		7,623,301		2,105,618
Income tax expense	211,251		2,682,794		3,813,870		2,298,373		515,510
Net income	$371,861		$4,158,264		$7,524,056		$5,324,928		$1,590,108
Per Share Data:
Net income per common share - basic	$0.03		$0.33		$0.65		$0.49		$0.15
Net income per common share - diluted	$0.03		$0.29		$0.51		$0.37		$0.13

Balance Sheet Data
Total assets	$88,143,090	(b)	$45,330,514	(d)	$45,951,057	(e)	$57,807,445	(f)	$26,286,490
Total debt	$60,466,660	(b)	$12,950,272	(d)	$11,029,266	(e)	$36,139,348	(g)	$12,926,547
Stockholders' equity	$24,883,190	(c)	$30,851,193		$30,799,320		$18,707,588		$12,666,567

(a)
We purchased the Colorado Grande Casino on April 25, 2005 and its revenues and expenses are included in the consolidated amounts since that date. In addition, operating expenses in fiscal 2006 include a $1.1 million increase in legal fees as a result of various matters in litigation and a $1.9 million of write-off of development costs and notes receivable related to gaming projects.

(b)
During fiscal year 2006, we made a total of $10.2 million in equity investments and $18.3 million in loans in connection with several gaming projects and also acquired the Colorado Grande for $6.5 million along with $2 million in capital improvements to the Colorado Grande. All investments were financed through our $55 million credit facility.

(c)	During fiscal year 2006, we repurchased 942,000 shares of our common stock for $9.8 million and a $3.2 million convertible note was converted into 1,106,488 shares of our common stock.

(d)	In the fourth quarter of fiscal year 2005, we received repayment of our $10.0 million note receivable from River Rock Casino and utilized proceeds to pay down our indebtedness.

(e)	We utilized the proceeds from the River Rock Casino loan repayment to pay down $23.6 million in indebtedness.

(f)	Includes notes receivable of approximately $28.0 million from Dry Creek Rancheria related to the River Rock Casino Project.

(g)	Includes approximately $23.0 million of indebtedness drawn on our credit facility to fund the River Rock Casino project.

(h)	We incurred a $2.9 million loss on early extinguishment of debt related to the refinancing of IC-BH's $75.0 million loan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in Item 8 herein. Management is of the opinion that inflation and changing prices, including foreign exchange fluctuations, will have little, if any, effect on our consolidated financial position or results of our operations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates involve the use of complicated processes, assumptions, estimates and/or judgments in the preparation of our consolidated financial statements. An accounting estimate is an approximation made by management of a financial statement element, item or account in the consolidated financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our consolidated financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 3 to our Consolidated Financial Statements included in Item 8 of this report. We have discussed the development and selection of our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors and have identified the following critical accounting policies for the current fiscal year.

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

Change in Fiscal Year

On June 6, 2005, we changed our fiscal year to end on the last Sunday in April rather than March 31. This fiscal year creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year. Fiscal year 2006 was a 53-week year which commenced on April 25, 2005 and ended on April 30, 2006. We believe that the twelve months ended March 31, 2005 and 2004 provide a meaningful comparison to the twelve months ended April 30, 2006. There are no factors of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended April 24, 2005 and April 25, 2004 were presented in lieu of results for the twelve months ended March 31, 2005 and 2004. References in this discussion to fiscal 2006 represent the twelve months ended April 30, 2006. References to fiscal 2005 and 2004 represent the twelve months ended March 31, 2005 and 2004.

Equity Method of Accounting

Our investments in IC-BH, American Racing, RCI, Buena Vista Development, Route 66 Casinos and Sunrise are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses one month in arrears for RCI and American Racing (which have a calendar fiscal year), and one month in arrears for Buena Vista Development and Sunrise (which have a fiscal year end of March 31). Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

We utilized the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture were controlled by the minority venturer. As disclosed in Note 17 to our Consolidated Financial Statements, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment was appropriate and concluded that the equity method best reflected the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we were able to reasonably estimate the revenues and expenses of the venture through our second quarter of fiscal year 2006 to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading "Use of Estimates".

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

Through the second fiscal quarter of 2006, we estimated our share of operational activities of Route 66 Casinos and recorded such amounts using the equity method of accounting (See “Equity Method of Accounting”) because we did not receive revenue and expense information from the venture as a consequence of ongoing litigation (See Note 17 to our Consolidated Financial Statements). Effective October 1, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. The estimated revenues recorded prior to October 1, 2005 are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results and the ultimate conclusion of the litigation may vary materially and adversely from our estimates.

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

Goodwill

In connection with our acquisition of the Colorado Grande casino, at April 30, 2006, we had goodwill with an indefinite useful life of $5.5 million, representing 6% of total assets. Statement of Financial Accounting Standards ("SFAS") No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually, or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal year 2006 and determined that the goodwill was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to its carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

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

We review on a quarterly basis each of our notes receivable to evaluate whether the collection of such note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, then the note receivable would be written down to its estimated fair value.

Revenue Recognition

We record revenues from credit enhancement fees, interest on notes receivable and royalties on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. For certain notes receivable related to Indian gaming projects, interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the gaming facility to cover the interest to be earned under the respective notes. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance.

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

Fiscal Year Ended April 30, 2006
Food and beverage	$923,841
Other	22,012
Total cost of complimentary services	$945,853

Income Taxes Assets and Liabilities

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2006, we did not record any accrued litigation liability.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing, developing and managing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California, Oklahoma and New York. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. In December 2005, IC-BH completed a $94.0 million capital expansion for IC-BH’s Colorado properties adding approximately 350 slot machines, 160 hotel rooms, a new 1,000 parking structure and a new restaurant which should increase our future earnings from IC-BH. In fiscal year 2004, DCC began receiving a credit enhancement fee from the River Rock Casino. We own 69% of and consolidate DCC. River Rock Casino completed the construction of a parking garage in December 2004 which increased their parking capacity from approximately 500 spaces to 1,642 spaces which will accommodate up to approximately 2,100 customer vehicles when operated by a valet service during peak demand periods. We believe River Rock Casino’s revenues will continue to increase with these additional parking spaces which will in turn increase our credit enhancement fees. Accordingly, we believe that credit enhancement fees will remain as a major contributor to our future revenues and earnings. We expect to receive credit enhancement fees through May 2008 from River Rock Casino. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH and anticipate the casino will also add to our future revenues and earnings. In addition, we own a 40% interest in American Racing, which is developing racing facilities which will offer harness racing and VLTs to its gaming customers. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs/profitability can be expected to increase. Our net revenues were $13.1 million, $5.7 million and $3.7 million for fiscal years 2006, 2005 and 2004, respectively.

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development (Sunrise) and one equity investee (RCI) engaged in the operation of a restaurant franchise. As of April 30, 2006, the amount of consolidated retained earnings which represents undistributed earnings from our unconsolidated affiliates is $19,525,776. Our net ownership interest, investments in and earnings (losses) from our unconsolidated affiliates are as follows (see Note 4 to our Consolidated Financial Statements):

					Earnings (Loss)
	Net Ownership Interest		Investment		Fiscal Years Ended
Unconsolidated affiliates:	April 30, 2006	March 31, 2005	April 30, 2006	March 31, 2005	April 30, 2006	March 31, 2005	March 31, 2004
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43	43	$21,146,365	$17,681,299	$6,517,318	$5,888,031	$10,175,236
Route 66 Casinos, L.L.C. (2)	51	51	4,509,183	3,645,423	874,707	1,811,914	1,068,230
American Racing and Entertainment, L.L.C. (3)	40	–	9,480,506	–	(519,494)	–	–
Buena Vista Development Company, L.L.C. (4)	25	–	176,753	–	(13,047)	–	–
Sunrise Land and Mineral Corporation (5)	50	50	378,940	320,607	58,334	(51,143)
Restaurant Connections International, Inc. (6)	34	34	–	–	–	–	–
Total investments in unconsolidated affiliates			$35,691,747	$21,647,329

Total earnings from unconsolidated affiliates					$6,917,818	$7,648,802	$11,243,466

(1)	Separate financial statements for this entity are included herein.
(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases.

(3)	Represents our equity investment in a racing and gaming development project.
(4)	This is an investment in a gaming development project. At May 5, 2006, our ownership interest increased to 30%.
(5)	Represents our equity investment in a real estate investment and development project.
(6)	Investment in RCI was reduced to zero in fiscal year 2000

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows (see Note 4 to the Consolidated Financial Statements):

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2005	March 31, 2005	April 30, 2005	March 31, 2005
	(Percent)

Dry Creek Casino, L.L.C. (1)	69	69	$682,632	$1,156,318
Gold Mountain Development, L.L.C. (2)	100	100	3,367,098	3,357,795
Goldfield Resources, Inc. (3)	100	100	480,812	480,812
Nevada Gold (Tulsa), Inc. (4)	100	100	1,783,295	1,326,536
Other (5)			562,690	480,176
Total investments– development projects			$6,876,527	$6,801,637

(1)	Capitalized development costs of the River Rock Casino project are being amortized over the term of the contract.
(2)	Acquisition and development costs incurred for 240 acres of real property in the vicinity of Black Hawk, Colorado. See discussion below.
(3)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999.
(4)	Development cost incurred for Muscogee (Creek) Nation gaming project.
(5)	Development cost incurred for other development projects.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the fiscal years ended April 30, 2006, March 31, 2005 and 2004 and the 24 day period ended April 24, 2005:

	Fiscal Years Ended			24 Days Ended
	April 30,	March 31,	March 31,	April 24,
	2006	2005	2004	2005
Revenues:
Casino	$5,653,340	$–	$–	$–
Food and beverage	1,471,816	–	–	–
Other	126,078	67,610	97,414	4,507
Credit enhancement fee	7,348,651	5,660,909	3,643,037	702,305
Gross revenues	14,599,885	5,728,519	3,740,451	706,812
Less promotional allowances	(1,450,664)	–	–	–
Net revenues	13,149,221	5,728,519	3,740,451	706,812

Operating expenses:
Casino	2,566,306	–	–	–
Food and beverage	863,703	–	–	–
Marketing and administrative	1,935,257	–	–	–
Facility	276,304	–	–	–
Corporate expense	5,778,507	4,223,019	2,286,075	302,086
Legal expenses	1,668,311	609,278	1,043,830	106,896
Depreciation and amortization	1,018,699	169,133	104,336	18,509
Write-off of notes receviable related to
Native American gaming projects	1,574,452	120,000	–	–
Write-off of project development cost	286,653	180,850	245,356	–
Other	126,266	63,346	81,815	345
Total operating expenses	16,094,458	5,365,626	3,761,412	427,836
Operating income (loss)	(2,945,237)	362,893	(20,961)	278,976
Non-operating income (expenses):
Earnings from unconsolidated affiliates	6,917,818	7,648,802	11,243,466	–
Gain on sale of marketable securities and assets	167,948	34,672	–	–
Interest income (expense), net	(2,248,550)	(367,460)	677,118	(38,733)
Minority interest	(1,308,867)	(837,849)	(561,697)	(106,420)
Income before income tax expense	583,112	6,841,058	11,337,926	133,823
Income tax expense	211,251	2,682,794	3,813,870	51,814
Net income	$371,861	$4,158,264	$7,524,056	$82,009

Per share information:
Net income per common share - basic	$0.03	$0.33	$0.65	$0.01
Net income per common share - diluted	$0.03	$0.29	$0.51	$0.01

Basic weighted average number of shares outstanding	12,975,697	12,788,269	11,534,889	12,755,203
Diluted weighted average number of shares outstanding	13,243,750	14,672,777	15,425,427	14,247,762

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 2006 AND MARCH 31, 2005

Net revenues. Net revenues for fiscal year 2006 increased 130%, or $7.4 million, to $13.1 million compared to fiscal year 2005. In fiscal year 2006, credit enhancement fees increased $1.7 million, or 30%, to $7.3 million compared to $5.7 million for fiscal year 2005 as a result of River Rock Casino’s higher revenues and improved operating margins associated with the additional parking available with the new parking garage. On April 25, 2005, we acquired Colorado Grande Casino from IC-BH. The Colorado Grande contributed a total of $7.1 million in gross revenues from its casino operations. After the promotional allowance, net revenues from its casino operations were $5.7 million.

Total operating expenses. Total operating expenses for fiscal year 2006 increased 200%, or $10.7 million, to $16.1 million compared to fiscal year 2005. Of the increase, $5.6 million is primarily the result of the inclusion of the casino operations, food and beverage, marketing and advertising, and facility expenses from the Colorado Grande Casino-Cripple Creek. We also experienced $1.6 million of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations and increased overhead costs related to business expansion and transformation to a casino operator. Legal expenses for fiscal year 2006 increased 174%, or $1.1 million, to $1.7 million compared to fiscal year 2005. The increase is primarily due to the higher legal expenses related to our litigation. Write-off of project development cost for fiscal year 2006 increased 59%, or $106,000 to $287,000 compared to fiscal year 2005. Also, we recorded a $1.6 million write-off of notes receivable related to Native American gaming projects which we are no longer pursuing. Depreciation and amortization expense increased 500%, or $850,000, compared to fiscal year 2005. The increase is primarily due to the increase of depreciation expense associated with the additional gaming equipment, computer equipment, and the new accounting system purchased in fiscal year 2006.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates for fiscal year 2006 decreased 10%, or $731,000, to $6.9 million compared to fiscal year 2005. Earnings from IC-BH increased 11%, or $629,000 compared to fiscal year 2005. IC-BH’s net revenues increased 17%, or $23.0 million for fiscal year 2006 compared to fiscal year 2005. This increase was primarily due to an increase in revenues resulting from the completion of the $94 million expansion at Isle of Capri Casino-Black Hawk and Colorado Central Station Casino. However, such increase was offset by a $19.5 million increase in operating expenses and a $3.0 million increase in interest expenses, net, along with a $2.1 million loss on early extinguishment of debt related to the refinancing of $240.0 million debt in October 2005. In addition, a gain of $1.6 million was recorded to reflect changes in the fair value of interest rate swap agreements not designated as hedging instruments. In November, 2005 the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. The equipment leases were terminated in connection with the transaction. Therefore, effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings related to Route 66 Casinos due to the termination of the equipment leases, which lowered our earnings from unconsolidated affiliates by approximately $937,000 compared to fiscal year 2005. Earnings from Sunrise were $58,000 for fiscal year 2006 compared to a loss of $51,000 for fiscal year 2005. During the second half of fiscal year 2006, we recorded a loss from American Racing of $519,000 which is primarily attributable to preopening expenses related to the Tioga Downs project. In addition, we recorded a loss from Buena Vista Development of $13,000.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense for fiscal year 2006 increased 131%, or $2.3 million, to $4.0 million compared to fiscal year 2005. The increase is primarily due to a higher weighted average debt balance. Interest income for fiscal year 2006 increased 23%, or $391,000, to $2.1 million compared to fiscal year 2005. The increase is primarily due to a higher weighted average notes receivable balance. Amortization of loan issue cost was $348,000 and $328,000 for fiscal years 2006 and 2005, respectively.

Other non-operating income and expenses. During fiscal year 2006, we recorded $168,000 of gains on the sale of marketable securities and assets compared to $35,000 in fiscal year 2005.

Net income. Net income was $372,000 and $4.2 million for fiscal years 2006 and 2005, respectively. The decrease of $3.8 million is primarily related to the loss on extinguishment of debt at IC-BH, the discontinuation of recording earnings from Route 66, an increase in interest expense, net, depreciation and amortization, higher overall corporate expenses, and higher casino operating and marketing expenses as a percentage of casino revenue related to repositioning the Colorado Grande Casino after the $2.0 million renovation project completed at the end of the second quarter and higher legal costs related to litigation. The effective tax rates for fiscal years 2006 and 2005 were 36% and 39%, respectively.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Net revenues. Net revenues increased 53%, or $2 million, for fiscal year 2005 compared to fiscal year 2004. In fiscal year 2005, credit enhancement fees increased 55%, or $2.0 million, compared to fiscal year 2004 as a result of River Rock Casino’s higher revenues and improved operating margins during fiscal year 2005.

Total operating expenses. Total operating expenses increased 43%, or $1.6 million, for fiscal year 2005 compared to fiscal year 2004. Of the increase, $1.9 million is primarily the result of the increased investment in corporate infrastructure to handle projected growth, including the addition of new personnel, the costs associated with those additional employees and increased compliance costs related to requirements of the Sarbanes - Oxley Act of 2002. In addition, legal costs and write-off of project development costs decreased by $499,000 in fiscal year 2005 compared to fiscal year 2004.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates decreased 32%, or $3.6 million, for fiscal year 2005 compared to fiscal year 2004. Earnings of IC-BH decreased 42% to $5.9 million due to a decrease in revenue caused by construction disruption at its Black Hawk properties. IC-BH’s $94.0 million expansion project at its Black Hawk properties resulted in traffic disruption and the closing of the front entrance of the casinos. The first phase of the expansion was completed by the end of fiscal year 2005, thereby ending the major construction. Earnings from IC-BH also decreased by $1.7 million related to an impairment charge resulting from our purchase of the Colorado Grande Casino from IC-BH for a purchase price of $6.5 million, which was less than the book value of the casino. Earnings from Route 66 Casinos increased 70%, or $744,000, as a result of a full year of operations of the permanent casino which opened in September 2003 with 1,250 slot machines. Prior to the opening of the permanent facility, there was a temporary casino with only 100 leased slot machines and another facility with 45 leased slot machines.

Interest income (expense), net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue costs, offset by interest income. Interest expense for fiscal year 2005 decreased 44%, or $1.4 million, to $1.7 million compared to fiscal year 2004. The decrease is primarily due to a lower weighted average debt balance. Interest income for fiscal year 2005 decreased 65%, or $3.1, to $1.7 million compared to fiscal year 2004. The decrease is primarily due to a lower weighted average note receivable balance. Amortization of loan issue cost was $328,000 and $1 million for fiscal year 2005 and 2004, respectively.

Other non-operating income and expenses. During fiscal year 2005, we recorded $35,000 of gains on the sale of assets.

Net income. Net income decreased 45%, or $3.4 million, to $4.2 million for fiscal year 2005 compared to fiscal year 2004. The decrease is primarily related to decreased revenue from interest income and decreased earnings from IC-BH, and the increase in salaries and general and administrative expenses. The effective tax rate for fiscal years 2005 and 2004 was 39% and 34%, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for fiscal years 2006, 2005, 2004:

	Fiscal Years Ended
	April 30, 2006	March 31, 2005	March 31, 2004
Cash provided by (used in):
Operating activities	$343,835	$6,827,350	$2,318,707
Investing activities	$(31,315,234)	$3,482,364	$20,778,535
Financing activities	$32,378,856	$(9,992,150)	$(23,536,757)

Operating activities. Net cash provided by operating activities during fiscal year 2006 decreased $6.5 million compared to fiscal year 2005 mainly due to decreased tax distributions from IC-BH and a decreased income tax refund, and higher corporate expenses during fiscal year 2006. During fiscal year 2006, we received $7.9 million of credit enhancement fees from River Rock Casino and $2.9 million of tax distributions from IC-BH. All of our tax distributions from IC-BH were used to pay down the $5.9 million note payable to IC-BH related to the purchase of the Colorado Grande Casino. We anticipate this note payable will be repaid in full in fiscal year 2007.

Investing activities. Net cash used in investing activities during fiscal year 2006 increased to $31.3 million compared to $3.5 million of net cash provided by investing activities during fiscal year 2005. The $34.8 million decrease in cash flow was primarily due to a $15 million investment in Buena Vista Development in the form of a $14.8 million note receivable and a $189,000 equity investment.  We made a $10 million equity investment in American Racing. We made loans totaling $3.5 million to other gaming projects, and we invested $141,000 in marketable securities, net of the proceeds from the sale of certain marketable securities. We used a total of $2.8 million for capital improvements in the Colorado Grande Casino and the purchase of a new accounting system and computer equipment. Also, we received a $941,000 loan repayment from one of our Indian gaming projects, when interim financing was obtained by the Tribe.

Financing activities. Net cash provided by financing activities was $32.4 million for fiscal year 2006 compared to $10 million net cash used in financing activities for fiscal year 2005. During fiscal year 2006, we used $42 million from our $55 million credit facility to fund our investing activities. We also repurchased 942,000 shares of our common stock in the open market, at a total purchase price of $9.8 million, and we distributed $1.4 million to the minority interest owners of DCC. We repaid $2.6 million on the $5.9 million note to IC-BH leaving the balance of $3.3 million as of April 30, 2006. Also, we paid $1.2 million of loan issue costs related to borrowings from our $55 million credit facility.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

☐	capital requirements related to existing and future development projects and acquisitions;
☐	debt service requirements; and
☐	working capital requirements.

At April 30, 2006, outstanding indebtedness under our revolving credit facility was $52.0 million with total indebtedness of $60.5 million. Historically, tax distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. However, on April 25, 2005 we executed a three year $5.9 million promissory note payable to IC-BH in connection with the purchase of the Colorado Grande Casino, and we are now using our quarterly distributions from IC-BH for the repayment of interest and principal due on this note which will continue until it is repaid in full. At April 30, 2006, the balance of the note payable to IC-BH was $3.3 million which we expect will be paid in full in fiscal year 2007. We will be relying solely on credit enhancement fees from the River Rock Casino, management fees from American Racing, cash flow from the Colorado Grande Casino, and the unused portion of our credit facilities to satisfy our current remaining debt obligations and working capital needs.

On April 30, 2006, we had cash and cash equivalents of $4.3 million.

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

The Credit Facility allows us to draw up to $55.0 million (less outstanding indebtedness under the Convertible Note) at any time prior to June 30, 2008. The Credit Facility is secured by substantially all of our assets including our interest in IC-BH. As of April 30, 2006, we had $52.0 million in outstanding debt under the Credit Facility, with approximately $3.0 million in availability. In July 2006, we borrowed the remaining $3 million which was available under the Credit Facility.

In June 2004, we amended the financing documents relating to our existing $13.0 million credit facility (“Convertible Note”) maturing December 31, 2005. The interest rate on the Convertible Note was amended from 11.0% to 7.5% per annum. During fiscal year 2005, we paid down the amount of indebtedness outstanding under the Convertible Note to approximately $3.3 million by utilizing proceeds received from draws of approximately $7.9 million under the Credit Facility. The reduction of the Convertible Note to $3.3 million had the effect of reducing the shares into which the principal amount of debt was convertible from 1,739,166 shares to 1,105,833 shares. In fiscal 2006, the holder of our $3.3 million Convertible Note converted the entire $3.3 million of principal into 1.1 million shares of our common stock at a conversion price of $3.00 per share.

We acquired the Colorado Grande Casino (through the purchase of 100% of the stock of Colorado Grande Enterprises, Inc. from IC-BH) on April 25, 2005 for the purchase price of $6.5 million of which $600,000 was paid in cash and a promissory note was issued to IC-BH for the remaining $5.9 million. Simple interest will accrue on the outstanding principal on the note at a rate equal to IC-BH’s cost of funds plus one percent (1%) per annum. IC-BH’s cost of funds is variable, with the rate dependent on the rate under IC-BH’s credit facility, which is currently about 6.5%. The note will mature on April 25, 2008. Our future quarterly distributions from IC-BH will be used for the repayment of the interest and principal due on our $5.9 million note until it is repaid. The note is secured by 100% of the stock in Colorado Grande Enterprises, Inc. At April 30, 2006, the balance of this note payable was $3.3 million.

At April 30, 2006, we had approximately $60.5 million in total outstanding indebtedness. As of July 26, 2006, we fully drew down on our $55 million Credit Facility and had approximately $63.5 million in total outstanding indebtedness.

Off-Balance Sheet Arrangements

As of April 30, 2006, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, including a guarantee of $91,000 of indebtedness of an affiliate, and a guarantee of operating lease payments for River Rock Casino in the amount of $581,000.

In the event of nonperformance by SI and River Rock Casino under the terms of the obligations, our maximum potential future payment under these guarantees will be equal to the carrying amount of the liabilities. As of April 30, 2006, our maximum potential future payment under these guarantees was $672,000.

Contractual Obligations

The following table sets forth estimates of our contractual obligations as of April 30, 2006 to make future payments in fiscal year 2007 through fiscal year 2011 and thereafter:

	Fiscal Years
Estimated Contractual Obligations:	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt (1)	$60,466,660	$3,779,345	$518,576	$55,780,757	$383,757	$4,225	$–
Estimated interest payments (2)	11,583,535	5,044,331	4,871,475	1,644,325	23,000	404	–
Operating lease commitments (3)	7,682,849	693,043	695,092	701,240	709,437	717,634	4,166,403
Other commitments(3)	$757,437	$757,437	$–	$–	$–	$–	$–
Total	$80,490,481	$10,274,156	$6,085,143	$58,126,322	$1,116,194	$722,263	$4,166,403

(1) See Note 6 to our Consolidated Financial Statements in this Annual Report.
(2) Estimated interest payments are based on the outstanding balance of our debt as of April 30, 2006.
(3) See Note 16 to our Consolidated Financial Statement in this Annual Report.

Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, "Share-Based Payment." This standard requires that companies measure and record the fair value of their stock based compensation awards at fair value on the date they are granted to employees. Fair value is determined based on a variety of assumptions, including volatility rates, forfeiture rates and the option pricing model used (e.g. binomial or Black Scholes). These assumptions could significantly differ from those we currently utilize in determining the pro forma compensation expense included in our disclosures required under SFAS No. 123. This standard will also impact the manner in which we recognize the income tax impact of our stock compensation programs in our financial statements. This standard is effective for the first interim period of fiscal years beginning after June 15, 2005 (the Company's fiscal year beginning May 1, 2006), at which time companies can select whether they will apply the standard retroactively by restating their historical financial statements or prospectively for new stock-based compensation arrangements and the unvested portion of existing arrangements. We are currently evaluating its impact on our consolidated financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No.154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Approximately 86% of our borrowings are at a fixed interest rates; thus an interest rate change would not have a significant impact on our operations.

Item 8. Financial Statements and Supplementary Data

The information required under Item 310(a) of Regulation S-K is included in this report as set forth in the “Index to Consolidated Financial Statements.” See F-1 for Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a−15(e) and 15d−15(e) as of April 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

In light of these material weaknesses, in preparing its consolidated financial statements as of and for the fiscal year ended April 30, 2006, the Company performed additional analyses and other post−closing procedures to ensure that the Company’s consolidated financial statements included in its Annual Report on Form 10−K for the fiscal year ended April 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles.

(b)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a−15(f). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Material weaknesses have been identified in the Company’s assessment of internal control over financial reporting. The Company has identified and included within its assessment the following internal control deficiencies that are considered material weaknesses in the design and operating effectiveness of internal controls over financial reporting:

•  The financial reporting process resulted in incomplete accounting disclosures for i) fixed assets, ii) debt maturities, iii) pro formas for a business acquisition; iv) earnings per share and v) related parties that, although not material on an individual basis, when considered in the aggregate were deemed to be a material weakness.

•  In conjunction with the preparation for the April 30, 2006 consolidated financial statement audit, the final resolution of the allocation of the purchase price of the Colorado Grande Casino to deferred tax assets was not initially completed. The Company completed its assessment and the tax asset is properly recorded as of April 30, 2006.

These material weaknesses manifested themselves through an accounting adjustment which impacted the consolidated financial statements and disclosures as of April 30, 2006 as well as the failure of certain key financial reporting control activities to operate effectively resulting in certain other disclosure deficiencies and or omissions.

The independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an audit report on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of April 30, 2006. Their report appears in Item 9A(c).

(c) Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Nevada Gold & Casinos, Inc.
Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that Nevada Gold & Casinos, Inc. did not maintain effective internal control over financial reporting as of April 30, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Material weaknesses have been identified and are included in management’s assessment of internal control over financial reporting. Management has identified and included within their assessment the following internal control deficiencies that are considered material weaknesses in the design and operating effectiveness of internal controls over financial reporting:

•  The financial reporting process resulted in incomplete accounting disclosures for i) fixed assets, ii) debt maturities, iii) pro formas for a business acquisition; iv) earnings per share and v) related parties that, although not material on an individual basis, when considered in the aggregate were deemed to be a material weakness.

•  In conjunction with the preparation for the April 30, 2006 consolidated financial statement audit, the final resolution of the allocation of the purchase price of the Colorado Grande Casino to deferred tax assets was not initially completed. Management completed its assessment and the tax asset is properly recorded as of April 30, 2006.

These material weaknesses manifested themselves through an accounting adjustment which impacted the consolidated financial statements and disclosures as of April 30, 2006 as well as the failure of certain key financial reporting control activities to operate effectively resulting in certain other disclosure deficiencies and or omissions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended April 30, 2006, of the Company and this report does not affect our report dated July 25, 2006 on such financial statements.

In our opinion, management’s assessment that Nevada Gold & Casinos, Inc. did not maintain effective internal control over financial reporting as of April 30, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Nevada Gold & Casinos, Inc. has not maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statement referring to the effectiveness of the processes instituted to remediate the material weaknesses.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 30, 2006 and our report dated July 25, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Pannell Kerr Forster of Texas, P.C.
Houston, Texas
July 25, 2006

(d) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act, during the three months ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

The Company has taken, or plans to take, various corrective actions to remediate the material weaknesses noted in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). By their nature, such actions require a period of time to become fully effective. The remedial actions associated with these material weaknesses are as follows:

-	performance of a more in−depth and comprehensive review of the earnings per share computation as it relates to fully dilutive shares,
-	the Company will engage outside advisors to assist in evaluating and recording the tax implications of all transactions involving, but not limited to, purchase accounting,
-
consideration will be given to hiring a financial reporting manager to provide an additional level of review and ensure that the Company is in compliance with all financial statement disclosure requirements.

The Company believes that the actions described above, when fully implemented and tested, will be effective in remediation of the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). The Company has assigned the highest priority to the short and long−term correction of the internal control deficiencies that have been identified and has initiated the steps necessary to analyze and monitor its control environment and to address any weaknesses and deficiencies. In addition to the weakness mentioned above, the Company has identified other, less significant, deficiencies that it does not consider to be “material weaknesses” but which it nonetheless believes should be remedied. These significant deficiencies have been disclosed to the Company’s Audit Committee and to its independent auditors. Management has discussed its remedial action plans with the Audit Committee and will continue to provide periodic updates to the Audit Committee on progress made.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of Registrant

We have adopted a Code of Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on our website at http://www.nevadagold.com, under Investor Relations - Investor Info. Changes to and waivers granted with respect to this Code of Ethics related to our officers, other executive officers and directors are required to be disclosed pursuant to applicable rules and regulations of the Securities and Exchange Commission will also be posted on our website and a Current Report on Form 8-K will be filed within 4 business days of the change or waiver.

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Party Transactions

The information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

Included in Part II of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30 2006 and March 31, 2005.
Consolidated Statements of Operations for fiscal years ended April 30, 2006, March 31, 2005 and 2004 and the 24-day period ended April 24, 2005.
Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2006, March 31, 2005 and 2004 and the 24-day period ended April 24, 2005.
Consolidated Statements of Cash Flows for fiscal years ended April 30, 2006, March 31, 2005 and 2004 and the 24-day period ended April 24, 2005.

Notes to Consolidated Financial Statements

Consolidated Financial Statements of Isle of Capri Black Hawk, L.L.C.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2006 and April 24, 2005
Consolidated Statements of Income for fiscal years ended April 30, 2006, April 24, 2005 and April 25, 2004
Consolidated Statements of Members' Equity for fiscal years ended April 30, 2006, April 24, 2005 and April 25, 2004
Consolidated Statements of Cash Flows for fiscal years ended April 30, 2006, April 24, 2005 and April 25, 2004
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

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the company's definitive proxy statement filed on Schedule 14A on July 30, 2001)
3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.
3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)
3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s From 10-QSB filed August 14, 2002)
4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)
4.5 (+)	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the company’s Form S-8, file no. 333-126027)
10.1	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)
10.2
First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K filed July 14, 2004)

10.3	License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)
10.4	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s form 10-QSB, filed February 14, 2002)
10.5 (+)	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to Form S-8, file no. 333-126027)
10.9	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C
10.10	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.
10.11	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C.
10.13 (+)
Employment Agreement by and between Nevada Gold & Casinos, Inc., and Jon A. Arnesen, dated as of August 31, 2005 (filed previously as Exhibit 10.13 to the Company's Form 10-Q/A, filed December 16, 2005)

10.14 (+)
Resignation Agreement by and between Nevada Gold & Casinos, Inc., and Christopher C. Domijan, dated as of September 6, 2005 (filed previously as Exhibit 10.14 to the Company's Form 10-Q/A, filed December 16, 2005)

10.15
Amended and Restated Credit Facility dated January 19, 2006 (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.15 to the Company's Form 8-K, filed January 25, 2006)

10.16(**)
Form of Guarantee of Credit Facility among Nevada Gold and Casinos, Inc.; each of Black Hawk Gold, LTD, Gold River, LLC, Nevada Gold BVR, LLC, and Nevada Gold NY, Inc., and the Lender signing as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.16 to Form 10-Q filed March 3, 2006)

10.17 (**)
January 2006 Security Agreement dated January 19, 2006, by and between Nevada Gold & Casinos, Inc. , its wholly-owned subsidiary, Black Hawk Gold, Ltd., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.17 to Form 10-Q filed March 3, 2006)

10.18 (**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Black Hawk Gold, LTD, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.18 to Form 10-Q filed March 3, 2006).

10.19(**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold BVR, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.19 to Form 10-Q filed March 3, 2006).

10.20(**)
Commercial Pledge Agreement dated January 19, 2006 among Nevada Gold & Casinos, Inc., Gold River, LLC, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.20 to Form 10-Q filed March 3, 2006).

10.21 (**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold NY, Inc., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.21 to Form 10-Q filed March 3, 2006).

10.22 (+)	Employment Agreement dated December 7, 2005, by and between Alan J. Greenstein and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.22 to Form 10-Q filed March 3, 2006)
10.23
Amended and Restated Operating Agreement of American Racing and Entertainment, L.L.C. dated effective as of March 1 2006, by and between Nevada Gold NY, Inc., Track Power, Inc. and Southern Tier Acquisition II LLC (filed previously as Exhibit 10.23 to Form 10-Q filed March 3, 2006).

10.24
Unconditional and Continuing Guaranty Agreement dated May 1, 2006, by Jeffrey Gural and Nevada Gold & Casinos, Inc., to and for the benefit of All Capital, LLC (previously filed as Exhibit 10.24 to Form 8-K filed May 5, 2006).

10.25
Unconditional and Continuing Guaranty Agreement dated May 1, 2006, by Jeffrey Gural and Nevada Gold & Casinos, Inc., to and for the benefit of Vestin Mortgage, Inc. (previously filed as Exhibit 10.25 to Form 8-K filed May 5, 2006).

14	Code of Ethics (filed previously as Exhibit 14 to Form 10-K filed July 14, 2004)
21(*)	List of Subsidiaries
23.1(*)	Consent of Pannell Kerr Forster of Texas, P.C.
23.2(*)	Consent of Ernst & Young LLP
31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Mortgage Note, dated as of March 30, 2006, between Tioga Downs Racetrack, LLC, and RCG Longview II, L.P. (previously filed as Exhibit 99.1 to Form 8-K filed April 5, 2006)
99.2	Mortgage, dated as of March 30, 2006, between Tioga Downs Racetrack, LLC, and RCG Longview II, L.P. (previously filed as Exhibit 99.2 to Form 8-K filed April 5, 2006)
99.3	Assignment of Income and Revenue, dated as of March 30, 2006, between Tioga Downs Racetrack, LLC, and RCG Longview II, L.P. (previously filed as Exhibit 99.3 to Form 8-K filed April 5, 2006)
99.4
Secured Promissory Note, dated as of May 2, 2006, between Mid-State Raceway, Inc. and Mid-State Development Corporation, and Vestin Mortgage, Inc. (previously filed as Exhibit 99.4 to Form 8-K filed May 5, 2006)

99.5
Secured Promissory Note, dated as of May 1, 2006, between Mid-State Raceway, Inc. and Mid-State Development Corporation, and All Capital, LLC. (previously filed as Exhibit 99.5 to Form 8-K filed May 5, 2006)

99.6
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated May 1, 2006 between Mid-State Raceway, Inc. and Mid-State Development Corporation, as Mortgagor and Vestin Mortgage, Inc. and All Capital, LLC, as Mortgagees (previously filed as Exhibit 99.6 to Form 8-K filed May 5, 2006)

+ Management contract or compensatory plan, or arrangement
* Filed herewith
** Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

(b) Refer to 15(a) (3) above

(c) None.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By:	/s/ H. Thomas Winn
H. Thomas Winn
Chairman of the Board and Chief Executive Officer

Date: July 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ H. THOMAS WINN H. Thomas Winn	Chairman and Chief Executive Officer (principal executive officer)	July 31, 2006
/s/ PAUL J. BURKETT Paul J. Burkett	Director	July 31, 2006
/s/ WILLIAM G. JAYROE William G. Jayroe	Director	July 31, 2006
/s/ JOSEPH A. JULIANO Joseph A. Juliano	Director	July 31, 2006
/s/ FRANCIS M. RICCI Francis M. Ricci	Director	July 31, 2006
/s/ WAYNE H. WHITE Wayne H. White	Director	July 31, 2006
/s/ JOHN M. GALLAWAY John M. Gallaway	Director	July 31, 2006
/s/ ALAN J. GREENSTEIN Alan J. Greenstein	Senior VP and Chief Financial Officer, Corporate Secretary and Treasurer (principal financial officer)	July 31, 2006
/s/ MIKE NGAI Mike Ngai	VP and Chief Accounting Officer (principal accounting officer)	July 31, 2006

Index to Consolidated Financial Statements
Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of April 30, 2006 and March 31, 2005	F-3
Consolidated Statements of Operations for fiscal years ended April 30, 2006, March 31, 2005 and 2004 and the 24-day period ended April 24, 2005	F-4
Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2006, March 31, 2005 and 2004 and the 24-day period ended April 24, 2005	F-5
Consolidated Statements of Cash Flows for fiscal years ended April 30, 2006, March 31, 2005 and 2004 and the 24-day period ended April 24, 2005	F-6
Notes to Consolidated Financial Statements	F-7

Consolidated Financial Statements of Isle of Capri Black Hawk, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2006 and March 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for fiscal years ended April 30, 2006, March 31, 2005 and 2004 and the 24-day period ended April 24, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2006 and March 31, 2005 and the results of their operations and their cash flows for fiscal years ended April 30, 2006, March 31, 2005 and 2004 and the 24-day period ended April 24, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nevada Gold & Casinos, Inc.’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2006 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Pannell Kerr Forster of Texas, P.C.

July 25, 2006
Houston, Texas

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets
	April 30, 2006	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,296,154	$3,846,195
Accounts receivable	940,177	690,238
Accounts receivable - affilates	499,999	104,197
Notes receivable - affiliates, current portion	–	1,200,000
Income tax receivable	–	113,288
Other current assets	428,532	312,220
Total current assets	6,164,862	6,266,138

Investments in unconsolidated affiliates	35,691,747	21,647,329
Investments in development projects	6,876,527	6,801,637
Notes receivable - affiliates, net of current portion	3,637,099	2,777,136
Notes receivable - development projects	22,667,272	6,562,323
Goodwill	5,462,918	–
Property and equipment, net of accumulated depreciation of $622,876 and $73,048 at April 30, 2006 and March 31, 2005, respectively	2,580,093	110,549
Deferred tax asset	1,460,722	618,282
Other assets	3,601,850	547,120
Total assets	$88,143,090	$45,330,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,550,405	$1,029,877
Accrued interest payable	41,737	20,453
Other accrued liabilities	358,159	–
Long-term debt, current portion	3,779,345	3,317,499
Total current liabilities	5,729,646	4,367,829

Long-term debt, net of current portion and discount	56,687,315	9,632,773
Deferred income	406,632	178,835
Other liabilities	157,633	–
Total liabilities	62,981,226	14,179,437

Commitments and contingencies	–	–

Minority interest	278,674	299,884

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000 shares authorized; 13,912,330 and 12,755,203 shares issued and 12,970,330 and 12,755,203 shares outstanding at April 30, 2006 and March 31, 2005, respectively	1,669,479	1,530,624
Additional paid-in capital	18,122,632	14,817,101
Retained earnings	14,873,589	14,419,719
Treasury stock, 942,000 shares at April 30, 2006, at cost	(9,781,669)	–
Accumulated other comprehensive income (loss)	(841)	83,749
Total stockholders' equity	24,883,190	30,851,193
Total liabilities and stockholders' equity	$88,143,090	$45,330,514

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations

	Fiscal Years Ended		24 Days Ended
	April 30, 2006	March 31, 2005	March 31, 2004	April 24, 2005
Revenues:
Casino	$5,653,340	$–	$–	$–
Food and beverage	1,471,816	–	–	–
Other	126,078	67,610	97,414	4,507
Credit enhancement fee	7,348,651	5,660,909	3,643,037	702,305
Gross revenues	14,599,885	5,728,519	3,740,451	706,812
Less promotional allowances	(1,450,664)	–	–	–
Net revenues	13,149,221	5,728,519	3,740,451	706,812

Operating expenses:
Casino	2,566,306	–	–	–
Food and beverage	863,703	–	–	–
Marketing and administrative	1,935,257	–	–	–
Facility	276,304	–	–	–
Corporate expense	5,778,507	4,223,019	2,286,075	302,086
Legal expenses	1,668,311	609,278	1,043,830	106,896
Depreciation and amortization	1,018,699	169,133	104,336	18,509
Write-off of notes receivable related to
Native American gaming projects	1,574,452	120,000	–	–
Write-off of project development cost	286,653	180,850	245,356	–
Other	126,266	63,346	81,815	345
Total operating expenses	16,094,458	5,365,626	3,761,412	427,836
Operating income (loss)	(2,945,237)	362,893	(20,961)	278,976
Non-operating income (expenses):
Earnings from unconsolidated affiliates	6,917,818	7,648,802	11,243,466	–
Gain on sale of marketable securities and assets	167,948	34,672	–	–
Interest income (expense), net	(2,248,550)	(367,460)	677,118	(38,733)
Minority interest	(1,308,867)	(837,849)	(561,697)	(106,420)
Income before income tax expense	583,112	6,841,058	11,337,926	133,823
Income tax expense	211,251	2,682,794	3,813,870	51,814
Net income	$371,861	$4,158,264	$7,524,056	$82,009

Per share information:
Net income per common share - basic	$0.03	$0.33	$0.65	$0.01
Net income per common share - diluted	$0.03	$0.29	$0.51	$0.01

Basic weighted average number of shares outstanding	12,975,697	12,788,269	11,534,889	12,755,203
Diluted weighted average number of shares outstanding	13,243,750	14,672,777	15,425,427	14,247,762

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Treasury	Total Stockholders'
	Shares	Amount	Capital	Earnings	(loss)	Stock	Equity
Balance at March 31, 2003	11,149,772	$1,337,973	$15,201,794	$2,737,399	$(569,578)	$–	$18,707,588
Comprehensive income:
Net income	–	–	–	7,524,056	–	–	7,524,056
Other comprehensive income on interest rate swap, net of tax	–	–	–	–	377,721	–	377,721
Comprehensive income	–	–	–	–	–	–	7,901,777
Forfetiture of stock options	–	–	(525,260)	–	–	–	(525,260)
Purchase of treasury stock (4,000 shares), at cost	–	–	–	–	–	(36,433)	(36,433)
Retirement of treasury stock	(4,000)	(480)	(35,953)	–	–	36,433	–
Stock issued for debt conversion, net of issuing cost	594,167	71,300	1,711,201	–	–	–	1,782,501
Exercise of stock options	407,000	48,840	963,918	–	–	–	1,012,758
Exercise of stock options on cashless basis	132,413	15,889	(15,889)	–	–	–	–
Options issued for consulting expenses	–	–	77,500	–	–	–	77,500
Tax benefit associated with option and warrant exercises	–	–	1,878,889	–	–	–	1,878,889
Balance at March 31, 2004	12,279,352	1,473,522	19,256,200	10,261,455	(191,857)	–	30,799,320
Comprehensive income:
Net income	–	–	–	4,158,264	–	–	4,158,264
Other comprehensive income on interest rate swap, net of tax	–	–	–	–	275,606	–	275,606
Comprehensive income	–	–	–	–	–	–	4,433,870
Purchase of treasury stock (1,106,817 shares), at cost	–	–	–	–	–	(13,153,955)	(13,153,955)
Retirement of treasury stock	(1,106,817)	(132,818)	(13,021,137)	–	–	13,153,955	–
Exercise of stock options	780,751	93,690	2,504,772	–	–	–	2,598,462
Exercise of stock options on cashless basis	801,917	96,230	(96,230)	–	–	–	–
Options issued for consulting expenses	–	–	201,402	–	–	–	201,402
Tax benefit associated with option and warrant exercises	–	–	5,972,094	–	–	–	5,972,094
Balance at March 31, 2005	12,755,203	1,530,624	14,817,101	14,419,719	83,749	–	30,851,193
Comprehensive income:
Net income	–	–	–	82,009	–	–	82,009
Other comprehensive income on interest rate swap, net of tax	–	–	–	–	–	–	–
Comprehensive income	–	–	–	–	–	–	82,009
Balance at April 24, 2005	12,755,203	1,530,624	14,817,101	$14,501,728	83,749	–	30,933,202
Comprehensive income:
Net income	–	–	–	371,861	–	–	371,861
Other comprehensive income on interest rate swap, net of tax benefit	–	–	–	–	(83,749)	–	(83,749)
Unrealized loss on securities available for sale, net of tax benefit	–	–	–	–	(841)	–	(841)
Comprehensive income	–	–	–	–	–	–	287,271
Purchase of treasury stock (942,000 shares), at cost	–	–	–	–	–	(9,781,669)	(9,781,669)
Stock issued for debt conversion, net of issuing cost	1,106,488	132,779	3,087,160	–	–	–	3,219,939
Exercise of stock options	22,500	2,700	59,000	–	–	–	61,700
Exercise of stock options on cashless basis	28,139	3,376	(3,376)	–	–	–	–
Tax benefit associated with option and warrant exercises	–	–	162,747	–	–	–	162,747
Balance at April 30, 2006	13,912,330	$1,669,479	$18,122,632	$14,873,589	$(841)	$(9,781,669)	$24,883,190

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended			24 days Ended
	April 30, 2006	March 31, 2005	March 31, 2004	April 24, 2003
Cash flows from operating activities:
Net income	$371,861	$4,158,264	$7,524,056	$82,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	548,644	41,969	23,672	3,842
Amortization of capitalized development costs	470,055	127,166	80,672	14,667
Write-off of notes receivable	1,574,452	120,000	–	–
Write-off of project development costs	286,653	180,850	245,356	–
Amortization of deferred income	–	(145,833)	(1,287,994)	–
Warrants and options issued, beneficial conversion and amortization of deferred loan issuance costs	394,854	677,452	1,381,771	15,399
Unearned finance fee income	–	–	419,098	–
Gain on sale of marketable securities and assets	(167,948)	(34,672)	–	–
Minority interest	1,308,867	837,849	561,697	106,420
Distributions from unconsolidated affiliates	2,914,000	4,344,000	3,673,000	–
Earnings from unconsolidated affiliates	(6,917,818)	(7,648,802)	(11,243,466)	–
Deferred income tax expense	211,251	2,682,794	3,813,870	51,814
Income tax refund	113,288	2,396,712	–	–
Changes in operating assets and liabilities:
Receivables and other assets	(1,975,867)	(934,324)	(2,827,574)	(865,454)
Accounts payable and accrued liabilities	1,211,543	23,925	(45,451)	75,824
Net cash provided by (used in) operating activities	343,835	6,827,350	2,318,707	(515,479)
Cash flows from investing activities:
Purchases of real estate and assets held for development	(664,430)	(1,442,283)	(1,944,911)	(28,439)
Equity investment in unconsolidated affiliates	(10,189,800)	–	–	–
Purchase of property and equipment	(2,790,905)	(71,765)	(61,017)	(2,090)
Purchase of marketable securities	(813,199)	(37,635)	–	–
Net proceeds from sale of marketable securities and assets	839,679	72,307	–	–
Acquisition of Colorado Grande	(638,705)	–	–	–
Advances on notes receivable	(18,339,303)	(6,100,710)	(4,227,436)	(421,490)
Collections of notes receivable	941,392	10,000,000	25,900,933	10,000
Advances on notes receivable - affiliates	(23,975)	(137,550)	(88,820)	–
Collections of notes receivable - affiliates	364,012	1,200,000	1,199,786	–
Net cash provided by (used in) investing activities	(31,315,234)	3,482,364	20,778,535	(442,019)
Cash flows from financing activities:
Repayment on term loans	(2,744,216)	(3,272,500)	–	–
Borrowing (repayment) on credit facilities, net	47,584,328	(1,500,000)	(23,600,066)	–
Deferred loan issuance costs	(1,205,265)	(417,472)	(244,587)	–
Acquisition of common stock	(9,781,669)	(6,608,955)	(36,433)	–
Cash proceeds from exercise of stock options and warrants	61,700	2,598,462	1,012,758	–
Issuing cost related to debt conversion to equity	(99,525)	–	–	–
Minority interest owners' capital contribution	–	–	75,000	–
Cash distribution to minority interest owners	(1,436,497)	(791,685)	(743,429)	–
Net cash provided by (used in) financing activities	32,378,856	(9,992,150)	(23,536,757)	–

Net increase (decrease) in cash and cash equivalents	1,407,457	317,564	(439,515)	(957,498)
Cash and cash equivalents at beginning of period	2,888,697	3,528,631	3,968,146	3,846,195
Cash and cash equivalents at end of period	$4,296,154	$3,846,195	$3,528,631	$2,888,697

Supplemental cash flow information:
Cash paid for interest	$3,908,321	$1,552,283	$3,199,255	$–
Income tax payments	$–	$–	$2,522,000	$–

Non-cash financing activities:
Note payable issued for the purchase of Colorado Grande Casino	$5,900,000	$–	$–	$–
Debt conversion to equity	$3,317,499	$–	$1,782,501	$–
Treasury stock purchased by the issuance of a note payable	$–	$6,545,000	$–	$–
Retirement of treasury stock	$–	$13,153,955	$36,433	$–
Advance from $40.0 million revolving credit facility for repayment of convertible note	$–	$7,915,671	–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Notes to Consolidated Financial Statements

Note 1. Background and Basis of Presentation

Background

Nevada Gold & Casinos, Inc. (the “Company”), a Nevada corporation, was formed in 1977 and since 1994, has primarily been a gaming company involved in both commercial gaming projects and Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California, Oklahoma and New York. Our business strategy will continue to focus on gaming projects.

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

Note 2.  Change in Fiscal Year

On June 6, 2005, we changed our fiscal year to end on the last Sunday in April rather than March 31. This fiscal year creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year. Fiscal year 2006 was a 53-week year which commenced on April 25, 2005 and ended on April 30, 2006. We believe that the twelve months ended March 31, 2005 and 2004 provide a meaningful comparison to the twelve months ended April 30, 2006. There are no factors of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended April 24, 2005 and April 25, 2004 were presented in lieu of results for the twelve months ended March 31, 2005 and 2004. References in this discussion to fiscal 2006 represent the twelve months ended April 30, 2006. References to fiscal 2005 and 2004 represent the twelve months ended March 31, 2005 and 2004.

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

Equity Method of Accounting

Our investments in IC-BH, American Racing, RCI, Buena Vista Development, Route 66 Casinos and Sunrise are accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses three months in arrears for RCI (which has a calendar fiscal year), one month in arrears for American Racing (which has a calendar fiscal year), and one month in arrears for Buena Vista Development and Sunrise (which have a fiscal year end of March 31). Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

We utilized the equity method of accounting for our interest of 51% in Route 66 Casinos because the operating activities of the joint venture were controlled by the minority venturer. As disclosed in Note 17 to our Consolidated Financial Statements, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment was appropriate and concluded that the equity method best reflected the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we were able to reasonably estimate the revenues and expenses of the venture through our second quarter of fiscal year 2006 to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading "Use of Estimates."

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

Through the second fiscal quarter of 2006, we estimated our share of operational activities of Route 66 Casinos and recorded such amounts using the equity method of accounting (See “Equity Method of Accounting”) because we did not receive revenue and expense information from the venture as a consequence of ongoing litigation (See Note 17 to our Consolidated Financial Statements). Effective October 1, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. The estimated revenues recorded prior to October 1, 2005 are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results and the ultimate conclusion of the litigation may materially and adversely vary from our estimates.

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

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method. We make advances to Indian tribes and other third parties under executed promissory notes for project costs related to the development of gaming/entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with Indian tribes and other third parties to provide financing in connection with their efforts to secure and develop gaming/entertainment operations. Repayment terms are largely dependent upon the operating performance of each gaming/entertainment project for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the project to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance ( See Note 5).

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

Capitalized Development Cost

We capitalize certain third party legal, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of gaming/entertainment projects and real estate projects. Development costs are recorded on the cost basis and are amortized over the estimated economic term of the contract.  We review each project on a quarterly basis to assess whether any changes to our estimates are appropriate. If accumulated costs of a specific project exceed the net realizable value of such project, the excess is charged to earnings. If the project is abandoned, the costs are charged to earnings.

Mining Properties and Claims

We capitalize costs of acquiring and developing mineral claims until the properties are placed into production. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carry these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Mining properties are recorded at their acquisition price. Upon commencement of production, costs are amortized on a units-of-production basis. At April 30, 2006, management believes the net realizable value of the mineral reserves is in excess of our costs.

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

Property and equipment at April 30, 2006 and March 31, 2005 consist of the following:

	2006	2005	Estimated Service Life in Years
Leasehold improvements	$476,119	$–	7-25
Gaming equipment	1,668,380	–	3-5
Furniture and office equipment	949,830	183,597	3-7
Capital projects in process	66,640	–
Land	42,000
	3,202,969	183,597
Less accumulated depreciation	(622,876)	(73,048)
Property and equipment, net	$2,580,093	$110,549

Deferred Loan Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the expected terms of the related debt agreements and are included in other assets on our consolidated balance sheets.

Goodwill and Other Intangible Assets

In connection with our acquisition of the Colorado Grande casino, at April 30, 2006, we had goodwill with an indefinite useful life of $5.5 million, representing 6% of total assets. Statement of Financial Accounting Standards ("SFAS") No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal year 2006 and determined that the goodwill was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to its carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

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

Marketable Securities Available for Sale

Marketable securities consist of shares of publicly traded securities held by us. The marketable securities available for sale are primarily equity securities which we buy with the intention of holding as a long-term investment. These securities are carried at fair value with changes in fair value recorded in other comprehensive income in the stockholders’ equity section of our consolidated balance sheet. As of April 30, 2006, we had marketable equity securities available for sale at fair market value of $147,750. Unrealized loss of $841 was recorded in the stockholders’ equity section. In addition, we realized $132,448 of gains on sale of equity securities classified as marketable securities available for sale with $804,179 of total proceeds from the sales.

Inventories

Inventories generally consist of food and beverage and retail merchandise, and are stated at the lower of cost or market. Cost is determined by the weighted average method.

Asset and Investment Impairments

We apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting Principles Board Opinion (“APB”) No. 18, "The Equity Method of Accounting for Investments in Common Stock," to account for asset and investment impairments. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold. During fiscal year 2006, we recorded a write-off of project development cost of $287,000 which we are no longer pursuing.

Revenue Recognition

We record revenues from credit enhancement fees, interest on notes receivable and royalties on the accrual basis as earned. The date on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. For certain notes receivable related to Indian gaming projects, interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the project to cover the interest to be earned under the respective notes. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive slot jackpots which are recorded as a progressive slot jackpot liability. Revenues from food, beverage, entertainment, and the gift shop are recognized at the time the related service or sale is performed or made.

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

Fiscal Year Ended April 30, 2006
Food and beverage	$923,841
Other	22,012
Total cost of complimentary services	$945,853

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

Guarantees

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

Comprehensive income

We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income ” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, we have presented the components of comprehensive income below net income on the face of the consolidated statements of stockholders’ equity.

Comprehensive income consisted of the following:

	Fiscal Years Ended
	April 30, 2006	March 31, 2005	March 31, 2004
Net income	$371,861	$4,158,264	$7,524,056
Other comprehensive income (loss):
Interest rate swap, net of tax benefit	(83,749)	275,606	377,721
Unrealized loss on securities available for sale, net of tax benefit	(841)	–	–
Comprehensive income	$287,271	$4,433,870	$7,901,777

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

If compensation costs for our stock option plan had been determined based on the fair value at the grant date in 2006, 2005, and 2004, consistent with the provisions of SFAS No. 123, our net income and net income per share would have decreased to the pro forma amounts indicated below:

	Fiscal Years Ended
	April 30, 2006	March 31, 2005	March 31, 2004
Net income - as reported	$371,861	$4,158,264	$7,524,056
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of tax	(86,085)	(386,078)	$(1,222,865)
Net income - pro forma	$285,776	$3,772,186	$6,301,191
Net income per share - as reported:
Basic	$0.03	$0.33	$0.65
Diluted	$0.03	$0.29	$0.51
Net income per share - pro forma:
Basic	$0.02	$0.29	$0.55
Diluted	$0.02	$0.27	$0.43

The weighted average fair value at date of grant for options granted during fiscal years April 30, 2006, March 31, 2005 and March 31, 2004 was $4.48, $3.70, and $5.22 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended
	April 30, 2006	March 31, 2005	March 31, 2004
Expected life (years)	2.5 years	2 years	2 years
Interest rate	4.50%	3.75%	3.75%
Dividend yield	–	–	–
Volatility	63%	56%	76%

The pro forma impact only considers options granted since April 1, 1999. Because all options granted subsequent to April 1, 1999 vested immediately except for 120,000 options granted in fiscal year 2006 which will vest 30,000 options each year for the next four years, the full impact of computing compensation costs, net of tax, for stock options under SFAS No. 123 is reflected in the pro forma net income and pro forma net income per share (basic and diluted) amounts presented above.

In December 2004, new accounting literature was introduced relating to the accounting for stock based employee compensation plans. See New Accounting Pronouncements Issued But Not Yet Adopted below.

Treasury Stock

We account for treasury stock using the cost method and report it in our consolidated balance sheet as a reduction to stockholders’ equity.

Earnings Per Share

Earnings per share are accounted for in accordance with the provisions of SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share on the consolidated statement of operations. Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the “treasury stock method” and for convertible debt securities using the “if converted method.” (See Note 10).

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters and provide for an exposure if the potential loss is justified to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2006, we did not record any accrued litigation liability.

New Accounting Pronouncements Issued But Not Yet Adopted

As of April 30, 2006, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Note 4. Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of April 30, 2006, the amount of consolidated retained earnings which represent undistributed earnings from our unconsolidated affiliates, is $19,525,776. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net Ownership				Earnings (Loss)
	Interest		Investment		Fiscal Years Ended
Unconsolidated affiliates:	April 30, 2006	March 31, 2005	April 30, 2006	March 31, 2005	April 30, 2006	March 31, 2005	March 31, 2004
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43	43	$21,146,365	$17,681,299	$6,517,318	$5,888,031	$10,175,236
Route 66 Casinos, L.L.C. (2)	51	51	4,509,183	3,645,423	874,707	1,811,914	1,068,230
American Racing and Entertainment, L.L.C. (3)	40	–	9,480,506	–	(519,494)	–	–
Buena Vista Development Company, L.L.C. (4)	25	–	176,753	–	(13,047)	–	–
Sunrise Land and Mineral Corporation (5)	50	50	378,940	320,607	58,334	(51,143)
Restaurant Connections International, Inc. (6)	34	34	–	–	–	–	–
Total investments in unconsolidated affiliates			$35,691,747	$21,647,329

Total earnings from unconsolidated affiliates					$6,917,818	$7,648,802	$11,243,466

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
(4) This is an investment in a gaming development project. At May 5, 2006, our ownership interest increased to 30%. See discussion below.
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

We also hold investments in various development projects that we consolidate. Our investments in development projects include real estate, gold mining and gaming facilities. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2005	March 31, 2005	April 30, 2005	March 31, 2005
	(Percent)

Dry Creek Casino, L.L.C. (1)	69	69	$682,632	$1,156,318
Gold Mountain Development, L.L.C. (2)	100	100	3,367,098	3,357,795
Goldfield Resources, Inc. (3)	100	100	480,812	480,812
Nevada Gold (Tulsa), Inc. (4)	100	100	1,783,295	1,326,536
Other (5)			562,690	480,176
Total investments– development projects			$6,876,527	$6,801,637

(1) The remaining 31% that we do not own is recorded as minority interest. See discussion below.
(2) Acquisition and development costs incurred for 240 acres of real property in the vicinity of Black Hawk, Colorado. See discussion below.
(3) Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999. See discussion below.
(4) Development cost incurred for Muscogee (Creek) Nation gaming project.
(5) Development cost incurred for other development projects.

Investments in Unconsolidated Affiliates

Isle of Capri - Black Hawk, L.L.C.

We are a 43% non-operating owner of Isle of Capri-Black Hawk, L.L.C. (“IC-BH”). Isle of Capri Casinos, Inc. (“Isle”) is the 57% operating owner. We use the equity method of accounting to account for our investment in IC-BH. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project and for distributions we receive. Our earnings from IC-BH totaled $6,517,318, $5,888,031 and $10,175,236 for fiscal years 2006, 2005, 2004, respectively. In the third quarter of fiscal year 2006, IC-BH recorded a $2,109,927 loss on extinguishment of debt. Our share of the loss was $907,269. During fiscal years 2006, 2005 and 2004, we received tax distributions of $2,914,000, $4,344,000 and $3,673,000, respectively. Our investment in IC-BH was $21,146,365 and $17,681,299 as of April 30, 2006 and March 31, 2005, respectively. Our share of equity of IC-BH is approximately $27 million which is approximately $5.5 million in excess of our cost reflected on our Consolidated Financial Statements. This excess is caused by the basis difference in the land we contributed to this joint venture when it was originally formed.

As of April 30, 2006, IC-BH owned and operated two casinos in the state of Colorado. Isle operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. As of April 30, 2006, IC-BH's casino properties are:

Isle of Capri-Black Hawk and Colorado Central Station

The Isle of Capri - Black Hawk Casino commenced operations in December 1998 and Colorado Central Station was acquired from International Game Technology, Inc. in fiscal year 2004. On October 24, 2005, IC-BH entered into a $240 million Second Amended and Restated Credit Agreement. The credit agreement, which amends and restates the existing credit agreement in its entirety, provides for a $50 million revolving credit facility maturing the earlier of October 24, 2010 or such date the term loan facility is repaid in full and a $190 million term loan maturing on October 24, 2011 The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at April 30, 2006 was 6.51%. In addition, IC-BH has interest rate swap agreements with a notional value of $80 million or 42.3% of its variable rate term loan outstanding under the Senior Secured Credit Facility as of April 2006. IC-BH uses interest rate swap agreements to reduce the impact of interest rate changes on future interest expense. For fiscal years 2006, 2005 and 2004, we have included $(83,749), $275,606 and $377,721, respectively, as accumulated other comprehensive income (loss) in our statement of stockholders’ equity for these interest rate swap agreements.

Route 66 Casinos, L.L.C.

We are a 51% non-operating owner of Route 66 Casinos, L.L.C. (“Route 66 Casinos”). American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) is the 49% operating owner. We use the equity method of accounting to account for our investment in Route 66 Casinos. Our investment is stated at cost, adjusted for our undistributed earnings or losses of the project since inception. For the reasons set forth in the last paragraph of this section, “Route 66 Casinos, L.L.C.”, we did not record earnings from Route 66 Casinos for the second half of fiscal year 2006. Our earnings from Route 66 Casinos totaled $874,707, $1,811,914 and $1,068,230 for fiscal years 2006, 2005 and 2004, respectively. During fiscal years 2006, 2005 and 2004, we did not receive any cash distributions from Route 66 Casinos. Our investment in Route 66 Casinos was $4,509,183 and $3,645,423 as of April 30, 2006 and March 31, 2005, respectively.

We utilize the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture are currently controlled by the minority venture partner, The Gillmann Group. As disclosed in Note 17, we are involved in pending legal proceedings with The Gillmann Group. The Gillmann Group has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment is appropriate and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we are able to reasonably estimate the revenues and expenses of the venture through September 30, 2006 to the extent necessary to apply the equity method of accounting, as described in more detail below.

We have estimated our share of operational activities of Route 66 Casinos and have recorded such amounts using the equity method of accounting because we do not receive current revenue and expense information from Route 66 Casinos as a result of ongoing litigation. The estimated revenues are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to Route 66 Casino. Estimated expenses are comprised of previously negotiated debt service payments on the 1,250 gaming devices supplied to Route 66 Casino, the supply of parts for the repair of these gaming devices and a monthly overhead fee to The Gillmann Group. The direct expenses related to the debt service of the gaming devices and The Gillmann Group’s monthly overhead fee is a stable cost with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results and the ultimate conclusion of the litigation may vary materially and adversely from our estimates.

The Gillmann Group had three gaming equipment leases with the Laguna Development Corporation (“LDC”), a federally chartered corporation wholly-owned by the Pueblo of Laguna, the second largest pueblo in New Mexico. Effective May 23, 2002, also the effective date of the joint venture agreement, The Gillmann Group agreed to assign these three gaming equipment leases to Route 66 Casinos which in turn leased the gaming equipment devices under the leases to Route 66 Casino owned and operated by the LDC. Route 66 Casinos estimated it would receive on average approximately 16% of gross revenue from the gaming devices subject to the leases over the five-year period commencing in fiscal year 2004.

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

American Racing and Entertainment, L.L.C.

We own a 40% interest in American Racing and Entertainment, L.L.C. (“American Racing”) which was formed to pursue racing and gaming opportunities in the State of New York. As of April 30, 2006, American Racing owned Tioga Downs, in Nichols, New York and was attempting to acquire Vernon Downs, located in Vernon, New York, which was operating under Chapter 11 bankruptcy protection. As discussed in Note 18 to the accompanying Consolidated Financial Statements, American Racing successfully completed the acquisition of Vernon Downs on May 1, 2006. We use the equity method of accounting to account for our investment in American Racing. Our investment is stated at cost, adjusted for our equity in the undisbributed earnings or losses of the project and for distributions we receive. Our loss from American Racing was $519,494 for fiscal year 2006 which is primarily due to preopening expenses related to Tioga Downs Racetrack. Our investment in American Racing was $9,480,506 as of April 30, 2006.

Construction of a $38.0 million redevelopment of Tioga Downs Racetrack was completed in June 2006. Tioga Downs Racetrack opened its harness racing and simulcast operations on June 9, 2006 and opened a video lottery terminal facility offering approximately 750 video lottery terminal machines (“VLTs”) to its gaming and racing customers on July 4, 2006. A newly-constructed 90,000 square-foot grandstand houses a 19,000 square-foot VLT floor.

Vernon Downs includes a harness track, 175-all suite hotel and 34,000 square-foot gaming facility that is expected to offer approximately 800 VLT machines to its customers. Vernon Downs is scheduled to open in August 2006, subject to the receipt of certain regulatory approvals, including, without limitation, the receipt of a racing and simulcast license from the New York Racing and Wagering Board and VLT licenses from the New York State Lottery.

We operate both facilities for which we will receive management fees based on the revenues and cash flows of each facility.

Sunrise Land and Mineral Corporation

We own a 50% interest in Sunrise Land and Mineral Corporation (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. Sunrise holds investment real estate for long-term appreciation. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of Sunrise. Our earnings (loss) from Sunrise totaled $58,334 and ($51,143) for fiscal years 2006 and 2005. Sunrise had no earnings or losses prior to fiscal year 2005. Our investment in Sunrise is accounted for using the equity method of accounting under APB No. 18. Our investment in Sunrise was $378,940 and $320,607 as of April 30, 2006 and March 31, 2005, respectively.

Restaurant Connections International, Inc.

We are a founding shareholder of RCI, and currently own a 34% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo, Brazil. We are discussing a possible sale or other disposition of RCI.

Our 34% ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our undistributed earnings or losses of RCI. RCI's earnings allocable to us for fiscal year 2006 totaled $31,728 which has not been included in our statement of operations for fiscal year 2006. In accordance with the equity method of accounting, our investment account balance was reduced to zero in fiscal year 2000 and the remaining allocated loss of $979,411 incurred since April 1, 2000 has not been reflected in our financial statements, since we have no further funding obligations with respect to RCI, nor do we guarantee any of their obligations. Our investment in RCI will remain zero until such time that our allocated losses have been recovered at which time we will resume accounting for this investment using the equity method.

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

Pursuant to the terms of the development and loan agreement, DCC earns an annual credit enhancement fee equal to 20% of River Rock Casino's earnings before taxes, depreciation and amortization. The credit enhancement fee is payable for a period of five years, commencing June 1, 2003, and ending on May 31, 2008. The RREA has the right to terminate the Development Agreement by exercising a buy-out option on or after June 1, 2006. If exercised, the RREA is obligated to pay an amount determined by multiplying the number of months remaining in the 5-year term by 100% of the average monthly credit enhancement fee earned during the 12-month period immediately preceding the month the buy-out option is exercised (the “Base Period”), plus any percentage (not exceeding 20%) by which gross revenues for the Base Period increased over the prior 12-month period. The buy-out fee must be paid in equal monthly installments of principal plus interest at the rate of 12% per annum, on the 15th day of each month over a period equal to the remaining term of the Development Agreement. We record credit enhancement fee income from River Rock Casino on the accrual basis as earned. The date on which credit enhancement fee income is actually collected is on the 15th day of each following month. The payment may vary dependent upon the cash flow from River Rock Casino's operations. Any shortfall in the payment in any month will be paid when cash flow is sufficient to satisfy senior obligations. As of April 30, 2006, there was no delinquency in payments to us of credit enhancement fee income. Credit enhancement fee income was $7,348,651, $5,660,909 and $3,643,037 for fiscal years 2006, 2005 and 2004, respectively.

We amortize capitalized development costs of DCC, included in the investment column in the table at the beginning of this note, over the five-year term of the credit enhancement fee under the development and loan agreement. Each quarter, we recognize as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated credit enhancement fees to be received over the five-year term of the contract. We believe this method is appropriate because it matches income and expenses over the term of the contract. We also review estimated credit enhancement fees to be received over the remaining term of the contract on a quarterly basis to assess whether any changes to our estimates are appropriate. In fiscal year 2006, we revised our estimated amount of credit enhancement fees over the remaining term of the contract. As a result of the revision, we recorded a charge of $320,307. Our capitalized development costs were $682,632 and $1,156,318 as of April 30, 2006 and March 31, 2005, respectively. Amortization of capitalized development costs was $460,306, $107,846 and $69,403 for fiscal years 2006, 2005 and 2004, respectively.

Gold Mountain Development, L.L.C.

Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C. (“Gold Mountain”), we own approximately 240 acres of real property in the vicinity of Black Hawk, Colorado which is located in an Environmental Protection Agency National Priorities list area. We are currently having discussions with parties to joint venture with us on the development of the property. Our capitalized development costs were $3,367,098 and $3,357,795 as of April 30, 2006 and March 31, 2005, respectively. During fiscal year 2006 and 2005, we capitalized development costs of $9,303 and $15,588, respectively. No interest was capitalized in fiscal year 2006 and 2005.

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

Metallic has agreed to pay a production royalty of 5% of all “Ore” and “Product” as defined by the lease, with all credits and offsets as provided by the lease, and Metallic may repurchase up to one percentage point of the royalty for $2,500,000. Metallic has the right to terminate the lease agreement at any time by giving us written notice. If Metallic terminates the lease, we retain as liquidated damages all advance royalty and other payments made by Metallic. Royalty income was $68,737, $67,610 and $62,439 for fiscal years 2006, 2005 and 2004, respectively. Our capitalized development costs were $480,812 as of April 30, 2006 and March 31, 2005.

Nevada Gold (Tulsa), Inc.

On December 23, 2003, we, through our wholly owned subsidiary, Nevada Gold Tulsa, Inc. (“Tulsa”), entered into Development and Management Agreements with the Muscogee (Creek) Nation (the “Nation”), a federally recognized Indian tribe, pursuant to which we will assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project will be developed on and around the site of the existing Creek Nation Casino located on the Mackey Sand Bar in South Tulsa. The first phase will include the construction of a state-of-the-art gaming center featuring approximately 3,300 gaming machines, table games, multiple food venues and a multi-level parking facility with approximately 950 spaces, as well as 1,050 spaces of surface parking. Retail stores, restaurants, hotel, conference facility and other entertainment venues are planned for subsequent phases. The total investment by the tribe is expected to be approximately $110.0 million. Our capitalized development costs were $1,783,295 and $1,326,536 as of April 30, 2006 and March 31, 2005, respectively.

Note 5. Notes Receivable

Notes Receivable - development projects

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. In our due diligence for tribal loans we determine whether a tribe is federally recognized, has land in trust, and has a compact with the state. If the tribe meets all three of these criteria, the economic analysis supports the investment, and we have a binding agreement with the tribe, then we make the advances. In certain cases the tribe might not be federally recognized, or have land in trust and we then evaluate with our Native American regulatory consultants the merits and likelihood that federal recognition will be achieved by the tribe or that land could be placed in trust, and how long each process would take. In our due diligence for non-Native American projects, we review the economic feasibility of the project and the resulting risks associated with completing the project.

On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During the fourth quarter of fiscal year 2006, we wrote off $1,574,452 of notes receivable related to Native American gaming projects which we are no longer pursuing, because they are no longer economically feasible.

At April 30, 2006, we had notes receivable of $22,667,272 related to the development of gaming/entertainment projects. Of this amount, $3,202,537 is represented by a note receivable from a third party which bears interest at a rate of 10% and is payable on or before ten years from the date of the note, with earlier repayment required out of cash flow from operation of such gaming/entertainment project. Additionally, $2,877,613 of the notes receivable is related to a Native-American gaming development project. A development agreement has been entered into with an Indian tribe and we are making advances to fund the tribe's federal recognition efforts and administrative expenses. This note bears interest at 10% per annum. The note is payable from the first proceeds of the development loan or future revenues from the tribe's economic enterprises, including any gaming facility.

Through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we own a 30% (25% as of April 30, 2006) interest in Buena Vista Development and have a $14.8 million note receivable from Buena Vista Development. This note bears interest at a rate of prime plus 1%.

In addition to these three notes we made other loans to Indian tribes and third parties totaling approximately $1.8 million. These notes bear an average interest rate of 9% per annum with maturity dates based on the availability of project financing and/or cash flow from operations. During fiscal year 2006, we received a repayment of a $941,392 note receivable from the Muscogee (Creek) Nation, as it obtained interim financing for its gaming project.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Notes Receivable - Affiliates

Clay County Holdings, Inc.

At April 30, 2006, we had a note receivable of $1,741,621 from Clay County Holdings, Inc. ("CCH"). The note bears interest at 12% per annum. The note was modified effective October 23, 2005 to provide for a maturity date of October 31, 2010. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. CCH is our largest shareholder, beneficially owning approximately 16% of our total outstanding common stock as of April 30, 2006.

Service Interactive, Inc.

At April 30, 2006, we had a note receivable of $1,779,445 from Service Interactive, Inc. ("SI"). The note bears interest of 12% per annum. The note was modified effective October 23, 2005 to provide for a maturity date of October 31, 2010. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and our former director was involved in SI.

Sunrise Land and Mineral Corporation

At April 30, 2006, we had a note receivable of $116,033 from Sunrise. The note bears interest of 12% per annum. The note receivable is secured by a deed of trust lien on 300 acres of land in Nevada County, California owned by Sunrise.

Note 6. Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations for the fiscal years ended April 30, 2006 and March 31, 2005 are as follows:

	2006	2005

$13 million Convertible Credit Facility, 7.5% interest, maturing December 2005	$–	$3,317,499
$40 million Revolving Credit Facility, 8.5%, maturing June 2008	–	6,415,671
$55 million Revolving Credit Facility, 8.5%, maturing June 2008	52,000,000	–
$3.3 million Note Payable, 8.5% interest, maturing April 2006	–	3,272,500
$3.3 million Note Payable, 11% interest, maturing June 2008	3,272,500	–
$5.9 million Note Payable, LIBOR plus 450 basis points (7.75% at April 30, 2006) interest, quarterly payment equal to distribution from IC-BH until it is paid in full	3,283,907	–
$2 million Note Payable, LIBOR plus 425 basis points (7.5% at April 30, 2006) interest, amortizing for 60 months with final payment due in January 2010	1,875,000	–
Auto Loan, 7.5% interest, amortizing for 60 months with final payment due in October 2010	35,253	–
Total	60,466,660	13,005,670
Less: current maturities	(3,779,345)	(3,317,499)
Long-term debt, less current maturities	56,687,315	9,688,171
Less: unamortized debt discount	–	(55,398)
Total long-term debt, less unamortized debt discount	$56,687,315	$9,632,773

During fiscal year 2006, the remaining $3.3 million principal balance of the $13 million convertible note was converted into 1,106,488 shares of our common stock. During fiscal year 2004, approximately $1.8 millions of convertible debt was converted into 594,169 shares of our common stock.

During fiscal year 2005, we resolved a dispute with a financial advisor who facilitated the procurement of the Convertible Note by allowing his cashless exercise of a warrant for 1,041,533 shares of our common stock with an exercise price of $3.00 per share. The implied cash value of the exercise of all of the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share, leaving a net issuance of 801,907 shares of common stock. We repurchased 501,917 of these shares at $13.04 per share which was the quoted closing market price on the date of the transaction. We paid the purchase price by issuing a $6.5 million note, with interest at the rate of 7.5% per annum. Principal payments in the amount of $3.27 million were due on each of April 1, 2005 and April 1, 2006 (which due date was extend to June 30, 2008). The 501,917 shares of common stock repurchased were subsequently retired by us since there was no immediate plan to reissue these shares in the near term. The repurchase of the shares of common stock was at fair market value on the measurement date, which was June 10, 2004; thus no expense was recorded. In the fourth quarter of fiscal year 2005, we prepaid the $3.27 million principal amount which was originally due on April 1, 2005. In July 2006, the terms of the note for the remaining $3.27 million principal amount were modified. The interest rate on this note payable increased from 8.5% to 11%. All principal and accrued interest will be due on the new maturity date of June 30, 2008.

On January 19, 2006, we entered into an amended $55.0 million revolving credit facility (“Credit Facility”) with our lender that replaced the $40.0 million revolving credit facility. Principal advances under the Credit Facility bear interest at 8.5% per annum. The Credit Facility matures on June 30, 2008.

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

We pay to our lender a commitment fee of 0.25% per annum on any unused portion under the $55.0 million Credit Facility. During fiscal year 2006 and 2005, we paid our lender commitment fees of $31,418 and $15,893, respectively. Also, we pay a financial advisor a finder’s fee equal to 3% of the principal advanced to us up to an aggregate principal advance of $55.0 million. Our deferred loan issue costs were $1,223,041 and $366,135 as of April 30, 2006 and March 31, 2005, respectively. Amortization of deferred loan issue costs was $348,359, $327,544 and $1,031,786 for fiscal years 2006, 2005 and 2004, respectively. Both commitment fees and amortization of loan issue costs were charged to interest expense.

On January 31, 2006, we obtained $2 million in financing to fund the capital improvements at the Colorado Grande Casino. The interest rate on this note is LIBOR rate plus 4.25%. All accrued interest is paid monthly with the principal amortized over 48 months. The note is secured by the equipment, fixtures and leasehold improvements of the Colorado Grande Casino.

The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

Fiscal Years Ending

2007	3,779,345
2008	518,576
2009	55,780,757
2010	383,757
2011	4,225
$60,466,660
Note 7.   Acquisition

On April 25, 2005, as part of our strategy to become a casino operator, Nevada Gold & Casinos, Inc., through a wholly-owned subsidiary (CGC Holdings, L.L.C.) acquired all of the shares of Colorado Grande Enterprises, Inc., which owns the Colorado Grande Casino located in Cripple Creek, Colorado, from IC-BH for $6.5 million. Consideration was paid with cash of $600,000 and a note payable issued to IC-BH totaling $5.9 million. The transaction was recorded using the purchase method of accounting and has been consolidated with our results of operations for fiscal year 2006. The transaction was the result of arms-length negotiations between the parties. We also had $38,705 in legal and professional fees associated with the purchase which were capitalized as part of the total purchase price. The purchase price allocation is as follows:

Current assets	$1,525,045
Property and equipment	188,000
Goodwill	5,462,918
Deferred tax assets	887,787
Current liabilities	(1,525,045)
Total acquisition cost allocated	$6,538,705

The following table presents unaudited pro forma results of operations for the fiscal year ended March 31, 2005, had the acquisition of the Colorado Grande been made as of April 1, 2004:

Unaudited Pro Forma Results of Operations for the Fiscal Year Ended March 31, 2005
Net revenues	$12,744,519
Net income	$5,499,899
Diluted earnings per share	$0.39

The unaudited pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions had been completed on the date indicated.

Note 8. Income Taxes

We have adopted SFAS No. 109,“Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates.

SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards (“NOLs”). For fiscal year ended April 30, 2006, we had NOLs amounting to $5,223,811. The NOLs expire as follows:

Fiscal Years
2024	21,085
2025	5,188,466
2026	14,260
$5,223,811

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

Deferred tax assets and liabilities at April 30, 2006 and March 31, 2005 are comprised of the following:

	April 30, 2006	March 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$1,793,222	$4,549,040
Fixed assets	588,150	2,399
Tax credit carryforwards	188,998	162,239
Stock options	67,875	80,522
Other	54,805	405
Total deferred tax assets	2,693,050	4,794,605
Deferred tax liabilities:
Equity in allocated earnings of equity investments	(1,112,439)	(4,066,257)
Other	(119,889)	(110,066)
Total deferred tax liabilities	(1,232,328)	(4,176,323)
Total deferred tax assets (liabilities), net	$1,460,722	$618,282

Reconciliations between the statutory federal income tax expense rate of 34% and our effective income tax rate as a percentage of income before income tax (expense) benefit is as follows:

	Fiscal Years Ended						24 days Ended
	April 30, 2006		March 31, 2005		March 31, 2004		April 24, 2005
	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars

Income tax expense at statutory federal rate	34.0	$198,258	34.0	$2,325,960	34.0	$3,854,986	34.0	$45,500
State taxes	1.7	10,192	1.7	119,572	–	–	1.7	2,339

Permanent differences:
Amortization of beneficial conversion feature of note payable	3.0	17,603	0.8	53,088	1.0	92,645	1.6	2,200
Adjustment to prior year’s taxes	0.9	5,082	2.2	149,772	–	–	–	–
Tax credit carryforwards	(6.3)	(36,734)	–	–	(1.0)	(162,239)		–
Recaptured net operating loss carryforwards		–	–	–	–	–	–	–
Other	2.9	16,850	0.5	34,402	–	28,478	1.3	1,775
Effective income tax rate	36.2	$211,251	39.2	$2,682,794	34.0	$3,813,870	38.6	$51,814

Note 9. Equity Transactions, Stock Option Plan and Warrants

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at April 30, 2006, 637,299 shares were available for grant.

During fiscal year 2006, we granted options to purchase 170,000 shares of our common stock for employee compensation. For options to purchase 150,000 shares of our common stock, the first 30,000 of these shares were vested immediately with the remaining 120,000 shares to be vested equally over the next four years. Options to purchase the remaining 20,000 shares of our common stock will vest over the next three years. During fiscal year 2006, holders of 22,500 options and warrants, with an average exercise price of $2.74 per share, elected to exercise and received a like amount of restricted and unrestricted common stock of the Company in exchange for cash proceeds of $59,000. In addition, the Company provided for the cashless exercise of options for 52,150 shares of our common stock at an exercise price of $4.79 per share, resulting in the issuance of 28,139 shares of common stock. Also, options to purchase 121,750 shares of our common stock granted to employees were forfeited due to the termination of employment with us.

During fiscal year 2006, the remaining $3.3 million principal balance of the $13 million convertible note was converted into 1,106,488 shares of our common stock.

During fiscal year 2005, we granted options to purchase 201,000 shares of our common stock for director and employee compensation. Options granted to consultants totaled 70,000 shares and we have recorded $201,402 in consulting expenses based on the options' estimated fair value on the date of grant using the Black Scholes option pricing model. All options granted during fiscal year 2005 vested immediately, except for 40,000 shares which will vest 10,000 shares each year for the next four years. During fiscal year 2005, holders of 780,751 options and warrants, with an average exercise price of $3.33 per share, elected to exercise and received a like amount of restricted and unrestricted common stock of the Company in exchange for cash proceeds of $2,598,462. In addition, the Company provided for a cashless exercise of a warrant for 1,041,533 shares of our common stock with the exercise price of $3.00 per share, resulting in the issuance of 801,917 shares of common stock. (see note 6).

During fiscal year 2004, we granted options to purchase 355,000 shares of our common stock for director and employee compensation. Options granted to consultants totaled 50,000 and we have recorded $77,500 in consulting expenses based on the options' estimated fair value on the date of grant using the Black Scholes option pricing model. All options granted during fiscal year 2004 vested immediately. During fiscal year 2004, holders of 407,000 options, with an average exercise price of $2.49 per share, elected to exercise and received a like amount of restricted and unrestricted common stock of the Company in exchange for cash proceeds of $1,012,758. In addition, the Company provided for a cashless exercise of 166,785 warrants and issued 132,413 shares of common stock.

Information regarding options and warrants and their respective changes as of and for the fiscal years ended April 30, 2006, March 31, 2005 and March 31, 2004 are as follows:

	Fiscal Years Ended
	Options			Warrants
	April 30, 2006	March 31, 2005	March 31, 2004	April 30, 2006	March 31, 2005	March 31, 2004

Outstanding, beginning of fiscal year	1,138,200	1,595,951	1,597,951	10,000	1,207,834	2,223,944
Granted	170,000	271,000	405,000	–	–	–
Exercised	(64,650)	(728,751)	(407,000)	(10,000)	(1,093,533)	(166,785)
Expired or cancelled	(121,750)	–	–	–	(104,301)	(849,325)
Outstanding, end of fiscal year	1,121,800	1,138,200	1,595,951	–	10,000	1,207,834
Exercisable, end of fiscal year	981,800	1,098,200	1,595,951	–	10,000	656,167
Available for grant, end of fiscal year	637,299	685,549	206,549	–	–	–

The weighted average option and warrant exercise price information as of and for the fiscal years ended April 30, 2006, March 31, 2005 and 2004 is as follows:

	Fiscal Years Ended
	Options			Warrants
	April 30, 2006	March 31, 2005	March 31, 2004	April 30, 2006	March 31, 2005	March 31, 2004

Outstanding, beginning of fiscal year	$8.57	$5.64	$2.30	$3.25	$3.01	$2.96
Granted during the fiscal year	$10.67	$11.79	$11.35	–	$–	$–
Exercised during the fiscal year	$4.32	$3.33	$2.49	$3.25	$3.01	$2.40
Expired or cancelled during the fiscal year	$11.49	$–	$–	$–	$3.00	$2.99
Outstanding at end of fiscal year	$8.88	$8.57	$5.64	$–	$3.25	$3.01
Exercisable at end of fiscal year	$8.57	$8.49	$5.64	$–	$3.25	$3.02

Significant option and warrant groups outstanding at April 30, 2006, and related weighted average exercise price and weighted average remaining contractual life information is as follows:

Grant Date	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

December 2001	157,800	157,800	$2.75	0.8
March 2003	320,000	320,000	$6.30	1.9
September 2003	198,000	198,000	$10.59	2.4
February 2004	90,000	90,000	$14.19	2.8
September 2004	108,000	108,000	$11.40	3.4
October 2004	78,000	78,000	$12.31	3.5
August 2005	100,000	20,000	$10.79	4.3
December 2005	50,000	10,000	$10.54	4.6
January 2006	20,000	–	$10.37	2.7
	1,121,800	981,800
Treasury Stock

We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 500,000 shares to our stock buyback program. In fiscal year 2006, we announced another increase of 900,000 shares to our stock buyback program. Under this program, we repurchased 942,000, 604,900 and 4,000 shares of our common stock for an average price of $10.38, $10.93 and $9.11 per share during the fiscal years ended April 30, 2006 and March 31, 2005 and 2004, respectively. During fiscal year 2005 and 2004, 604,000 and 4,000 shares were retired, respectively. Furthermore, as referred to in Note 6 in fiscal year 2005, we purchased 501,917 shares upon the exercise of warrants which were retired.

Note 10.  Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Fiscal Year Ended			24 Days Ended
	April 30, 2006	March 31, 2005	March 31, 2004	April 24, 2005
Numerator:
Basic:
Net income available to common stockholders	$371,861	$4,158,264	$7,524,056	$82,009
Diluted:
Net income available to common stockholders	$371,861	$4,158,264	$7,524,056	$82,009
Add: interest on convertible debt	–	157,760	$341,911	$10,471
Net income available to common stockholders	$371,861	$4,316,024	$7,865,967	$92,480
Denominator:
Basic weighted average number of common shares
outstanding	12,975,697	12,788,269	11,534,889	12,755,203
Dilutive effect of common stock options and warrants	268,053	749,501	2,296,545	386,726
Dilutive effect of convertible debt	–	1,135,007	1,593,993	1,105,833
Diluted weighted average number of common shares
outstanding	13,243,750	14,672,777	15,425,427	14,247,762
Earnings per share:
Net income per common share - basic	$0.03	$0.33	$0.65	$0.01
Net income per common share - diluted	$0.03	$0.29	$0.51	$0.01

As discussed in Note 6, we had a convertible debt agreement of which the holder had the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for fiscal years 2005 and 2004 and the 24-day period ended April 24, 2005 results in this convertible debt security being dilutive.  Additionally, for fiscal years 2006, 2005 and 2004, potential dilutive common shares issuable under options, warrants and convertible debt of 957,488, 170,000 and 142,300 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 11. Deferred Income

For fiscal years 2006, 2005 and 2004, we recorded $206,067, $178,835 and $443,778, respectively, of deferred income related to finance fees and interest income from loans made to development projects. Deferred income is amortized over the terms of the loans and is reported in the consolidated statements of operations as interest income. During fiscal years 2006, 2005, 2004, we recognized $8,821, $145,833 and $1,234,257, respectively, as interest income. At April 30, 2006 and March 31, 2005, $406,632 and $178,835, respectively, of deferred income had not been recognized and is included on the consolidated balance sheets.

Note 12. Other Assets

For fiscal years 2006 and 2005, we had $3,601,850 and $559,364, respectively, of other assets related to accrued interest receivable from notes receivable and deferred loan issue cost related to our $55 million Credit Facility.

	April 30, 2006	March 31, 2005

Accrued interest receivable	$2,378,809	$375,379
Deferred loan issue cost	1,223,041	171,741
Other assets	$3,601,850	$547,120

Note 13. Segment Reporting

We operate in two major business segments (i) gaming and (ii) other. The gaming segment consists of the Colorado Grande Casino, IC-BH, DCC, Route 66 Casinos, American Racing and Buena Vista Development.

Summarized financial information for our reportable segments is shown in the following table. The “Other” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Fiscal Year Ended April 30, 2006
	Gaming	Other	Totals

Gross revenues	$14,531,148	$68,737	$14,599,885
Segment profit (loss)	1,059,003	(475,891)	583,112
Segment assets	73,151,474	5,597,641	78,749,115
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,146,365	–	21,146,365
Route 66 Casinos, L.L.C.	4,509,183	–	4,509,183
American Racing and Entertainment, L.L.C.	9,480,506	–	9,480,506
Buena Vista Development Company, L.L.C.	176,753	–	176,753
Sunrise Land and Mineral Corporation	–	378,940	378,940
Depreciation and amortization	1,012,813	5,886	1,018,699
Addition to property and equipment	2,790,905	–	2,790,905
Interest expense, net	2,248,850	–	2,248,850
Income tax (expense) benefit	(383,658)	172,407	(211,251)
Earnings from Isle of Capri-Black Hawk, L.L.C.	6,517,318	–	6,517,318
Earnings from Route 66 Casinos, L.L.C.	874,707	–	874,707
Loss from American Racing and Entertainment, L.L.C.	(519,494)	–	(519,494)
Loss from Buena Vista Development, L.L.C.	(13,047)	–	(13,047)
Earnings from Sunrise Land and Mineral Corporation	–	58,334	58,334

	As of and for the Fiscal Year Ended March 31, 2005
	Gaming	Other	Totals

Gross revenues	$5,660,909	$67,610	$5,728,519
Segment profit (loss)	7,203,873	(362,815)	6,841,058
Segment assets	32,122,882	4,542,182	36,665,064
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	17,681,299	–	17,681,299
Route 66 Casinos, L.L.C.	3,645,423	–	3,645,423
Sunrise Land and Mineral Corporation	–	320,607	320,607
Interest expense, net	367,460	–	367,460
Earnings from Isle of Capri-Black Hawk, L.L.C.	5,888,031	–	5,888,031
Earnings from Route 66 Casinos, L.L.C.	1,811,914	–	1,811,914
Loss from Sunrise Land and Mineral Corporation	–	(51,143)	(51,143)

	As of and for the Fiscal Year Ended March 31, 2004
	Gaming	Other	Totals

Gross revenues	$3,643,037	$97,414	$3,740,451
Segment profit (loss)	11,687,744	(349,818)	11,337,926
Segment assets	30,368,997	4,411,090	34,780,087
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	15,708,324	–	15,708,324
Route 66 Casinos, L.L.C.	1,852,828	–	1,852,828
Sunrise Land and Mineral Corporation	–	371,750	371,750
Interest income, net	677,118	–	677,118
Earnings from Isle of Capri-Black Hawk, L.L.C.	10,175,236	–	10,175,236
Earnings from Route 66 Casinos, L.L.C.	1,068,230	–	1,068,230

Reconciliation of reportable segment assets to our consolidated totals is as follows:
	April 30, 2006	March 31, 2005

Total assets for reportable segments	$78,749,115	$36,665,064
Cash not allocated to segments	4,296,154	3,846,195
Notes receivable not allocated to segments	3,637,099	3,977,135
Other assets not allocated to segments	1,460,722	731,571
Property and equipment, net	–	110,549
Total assets	$88,143,090	$45,330,514

Note 14. 401(k) Plan

We have a 401(k) plan with Administaff under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, we may make discretionary matching contributions of 100% of employee contributions up to 3% of employees' compensation and 50% of up to the next 2% of employees' compensation. Employees vest in Company contributions immediately. Our discretionary contributions for fiscal years 2006, 2005 and 2004, were $33,797, $33,535 and $14,788, respectively.

Note 15. Related Party Transactions

We have outstanding notes receivable from each of CCH and SI. (See Note 5 for a detailed description of these notes receivable.) CCH is our largest shareholder, beneficially owning 16% of our total outstanding common stock as of April 30, 2006. We also guaranteed $91,000 of loans payable by SI to third parties. At the time of the original extension of credit to SI and the guarantee of its debt, SI was a related party because of the involvement of a former director of the Company in SI. At April 30, 2006, we had a note receivable of $116,033 from Sunrise, of which we own 50%. In addition, we have outstanding accounts receivable from certain affiliates and related parties totaling $499,999, of which $347,805 was owed to us by American Racing and $104,197 at April 30, 2006 and March 31, 2005, respectively, related to advances and reimbursable expenses.

The Company's Board of Directors has previously approved these related party transactions. Effective June 16, 2004, the Company is required to obtain pre-approval from the Audit Committee (comprised of independent directors) of the Company's Board of Directors for any related party transactions.

Note 16.  Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires in August 2011. Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021.

The expected remaining future annual minimum lease payments as of April 30, 2006 are as follows:

Fiscal Years	Corporate Office Lease Payment	Colorado Grande Building Lease Payment	Total Lease Payment

2007	$293,043	$400,000	$693,043
2008	295,092	400,000	695,092
2009	301,240	400,000	701,240
2010	309,437	400,000	709,437
2011	317,634	400,000	717,634
2012	266,402	400,000	666,402
Thereafter	–	3,500,000	3,500,000
	$1,782,848	$5,900,000	$7,682,848

Rent expense for our corporate office for fiscal years 2006, 2005 and 2004 was $217,193, $63,606 and $68,711, respectively. Rent expense for Colorado Grande’s casino building for fiscal year 2006 was $412,639.

We have guaranteed River Rock Casino’s operating lease for approximately $581,000. As discussed in Note 15, we have also guaranteed debt of $91,000 to third parties on behalf of SI for the performance of the repayment obligations. In the event of SI's nonperformance under the terms of the obligations, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt. At April 30, 2006, we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $757,000.

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

We, through our subsidiary Nevada Gold NY, Inc., own a 40% membership interest in American Racing and Entertainment, LLC ("American Racing"). American Racing owns 100% of Tioga Downs Racetrack, LLC ("TDR"), which owns the Tioga Downs Racetrack in Nichols, New York.

On March 30, 2006, TDR obtained a bridge loan from RCG Longview II, L.P. (the "Lender") in the principal amount of $20,000,000 (the "Loan"). The Loan is evidenced primarily by a promissory note dated March 30, 2006 made by TDR in favor of the Lender (the “Note”). The Loan is secured by a Mortgage on TDR's interest in the Tioga Downs Racetrack (the "Mortgage"), as well as an Assignment of Income and Revenue from the Tioga Downs Racetrack (the “Assignment”). The Loan requires monthly payments of interest only at a fixed interest rate of 12% through April 1, 2007. On April 1, 2007, the Loan matures and all principal and interest becomes due and payable in full. TDR paid a 2% commitment fee for the Loan and is required to pay an exit fee of 1% of the principal amount, as and when paid. In addition, if the Loan is prepaid and has been outstanding for less than 6 months, a payment of interest equivalent to 6 months interest less the amount of interest previously paid, is due and payable upon prepayment. Principal and interest on the Loan may become immediately due and payable in the event of default under the Note, Mortgage or Assignment.

A principal owner (the "Guarantor") of Southern Tier Acquisitions II, LLC, a member of American Racing, has guaranteed the principal, interest and other expenses payable under the Loan documents (the "Guaranty"). The Amended and Restated Operating Agreement of American Racing (the “Operating Agreement”) provides that each member of American Racing, including Nevada Gold NY, Inc., shall reimburse the Guarantor for any payments it is required to make under the Guaranty (the "Guaranty Payments"). Each member's reimbursement of any Guaranty Payment is limited to a percentage that is equivalent to such member's ownership percentage in American Racing. Accordingly, the reimbursement obligation of Nevada Gold NY, Inc. will not exceed 40% of $20,000,000 (or $8 million), plus accrued and unpaid interest and other expenses payable under the Loan documents.

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

Note 17. Legal Proceedings

Route 66 Casinos

On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos. Route 66 Casinos was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group’s agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Amended and Restated Operating Agreement of Route 66 Casinos, LLC, governed the relationship of the parties relating to the Route 66 Casinos gaming operation. Pursuant to this agreement, we were to receive 51% of the net revenue received by Route 66 Casinos from the gaming operation. We also loaned The Gillmann Group the amount of $250,000, which has been repaid to us.

We initiated arbitration proceedings pursuant to the Route 66 Casinos Operating Agreement; however, The Gillmann Group and Mr. Gillmann refused to participate on the basis that they believe the operating agreement is invalid. We then filed a lawsuit in state district court on October 3, 2002, in Harris County, Texas ( Nevada Gold & Casinos, Inc. v. American Heritage, Inc., et al. (No. 2002-51378)) (the “Texas Litigation”), initially seeking to recover payment pursuant to the promissory note. We amended our claims to include breach of contract, breach of fiduciary duty, fraud and other claims related to The Gillmann Group’s repudiation of the Route 66 Casinos Operating Agreement.

The Gillmann Group then filed a lawsuit in state district court on October 4, 2002, in Clark County, Nevada ( American Heritage, Inc., et al. v. Nevada Gold & Casinos, Inc., et al. (No. A457315)). In its lawsuit, The Gillmann Group sought judicial dissolution of Route 66 Casinos and sought a declaratory judgment that the operating agreement is void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court, and the related lawsuit in Texas was stayed pending the outcome of the Nevada appeal. On April 28, 2005, the Nevada Supreme Court ruled that the dispute was not subject to arbitration. In response, the Texas court lifted the stay of proceedings.

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

On April 13, 2006, following the trial on the merits, the jury returned its verdict in the Texas Litigation. The jury found that (1) Nevada Gold and American Heritage intended to be bound by the Amended and Restated Operating Agreement (the “Contract”); (2) American Heritage breached the Contract; (3) the breach by American Heritage was not excused; (4) Nevada Gold did not fraudulently induce American Heritage to enter into the Contract; (5) American Heritage returned to Nevada Gold everything of value that American Heritage received from Nevada Gold under the Contract; (6) Nevada Gold suffered damages in the amount of $8,338,006 as a result of the breach by American Heritage; and (7) Fred Gillmann, who is the President and sole shareholder of American Heritage, is personally responsible for the conduct of American Heritage.

Following the jury’s verdict, Nevada Gold and the Defendants filed competing motions for the entry of judgment by the Court. Nevada Gold has moved the Court for entry of a judgment in its favor and against the Defendants in the amount of $8,338,006 plus pre-judgment interest. The Defendants have moved the Court for entry of a “take nothing” judgment in their favor. The hearing on the competing motions for the entry of judgment was held on June 26, 2006. The court has not yet notified us of its ruling on the competing motions.

The Court's judgment may be subject to appeal and will not be a final judgment until it is no longer appealable. If the judgment is appealed by either party, we cannot predict how long the appeals process will be. If there is a final judgment in the Defendants' favor, there will be a material, adverse affect on our financial condition since we will have to reverse the earnings previously recorded from the Route 66 Casinos venture of approximately $3.8 million. If there is a final judgment in our favor, and we are able to collect the judgment from the Defendants, we will realize the amounts collected on the judgment in excess of the $3.8 million previously recorded, as gain on litigation. We are unable to predict how the Court will rule in this matter or whether or not we will be able to collect from the Defendants if a final judgment is entered in our favor.

Rinaldo Corporation

On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100 , against us in the Superior Court of the State of California (No. S-1500-CV 253969 AEW). According to the Complaint, Rinaldo Corporation (“Rinaldo”) and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that we and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks more than $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring us and the other defendants from engaging in further acts of alleged interference. On October 29, 2004, Rinaldo filed its First Amended Complaint. We demurred to Rinaldo’s First Amended Complaint, and, at a hearing on January 5, 2005, the court orally sustained our demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others. After Rinaldo amended, we answered, generally denying Rinaldo's allegations. Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity. On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend. In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, to which Torkelson and Derry demurred again. On August 4, 2005, the court sustained their demurrer without leave to amend, dismissing them in their personal capacities from the case. Subsequently, Rinaldo voluntarily dismissed Torkelson and Derry in their business capacities, leaving Nevada Gold as the only remaining defendant.

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

Trial in this case is currently scheduled for August 21, 2006. On July 25, 2006, we moved to continue the trial. The court has not yet ruled on our motion for continuance. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Note 18.  Subsequent Events

We own, through our wholly-owned subsidiary Nevada Gold NY, Inc., 40% of American Racing. On May 1, 2006, American Racing, through its subsidiary, Vernon Downs Acquisition, LLC ("VDA") acquired the Vernon Downs Racetrack near Vernon, New York, through the consummation of a plan of reorganization in the Chapter 11 bankruptcy of Mid-State Raceway, Inc., and its wholly owned subsidiary, Mid-State Development Corporation (collectively the "Debtors"), jointly submitted by VDA and the Debtors. Pursuant to the plan of reorganization, VDA acquired 100% of the stock of Mid-State Raceway, Inc.; however, shareholders of Mid-State who are suitable for licensing under the New York racing and lottery regulations have the option of acquiring up to 10% of VDA for a nominal purchase price.

In connection with the consummation of the plan of reorganization, Mid-State Raceway, Inc. issued two notes, (a) one in the amount of $24,500,000 million payable to Vestin Mortgage, Inc. and (b) the other in the amount of $3,065,784 million to All Capital, LLC. These notes were issued in full settlement of the claims submitted by Vestin Mortgage, Inc. and All Capital, LLC in the Debtors' Chapter 11 bankruptcy. The notes each require monthly payments of interest only at a fixed interest rate of 9% through the maturity date of September 30, 2006, at which time all principal and interest becomes due and payable in full. For a fee of $250,000 paid to the holder of the Vestin Note and $26,500 paid to the holder of the All Capital, LLC note, the notes may be extended for one period of six months. If the notes are extended, monthly payments of interest only at a fixed interest rate of 9% continue to be payable through the extended maturity date of March 31, 2007, at which time all principal and interest becomes due and payable in full. The notes are secured on a pari passu basis by a first priority mortgage and lien on all real and personal property owned by Mid-State Raceway, Inc. and Mid-State Development Corporation. Principal and interest on the notes may become immediately due and payable in the event of default under the notes or mortgage and security agreements (the "Loan Documents").

We provided a guaranty of 50% of the principal, interest and other expenses payable under the Loan Documents. A principal owner ("ST Principal") of Southern Tier Acquisitions II, LLC, a member of American Racing, has guaranteed 100% of the principal, interest and other expenses payable under the Loan Documents.

VDA has previously purchased all of the equity interests in Mid-State Raceway, Inc. owned by certain shareholders (collectively, "Shareholders") for the purchase price of $500,000. Certain increased payments ("Increased Payment") to the Shareholders for the purchase of the equity interests will be due if in any consecutive 12-month period during the first 24 full months of VLT operations at Vernon Downs, VLT revenues exceed certain threshold amounts. The Increased Payment will be due if in any consecutive 12-month period during the first 24 full months of VLT operations at Vernon Downs, VLT revenues exceed at least $47.1 million. The amount of the Increased Payment is dependent on the amount of VLT revenues in excess of $47.1 million and is determined as follows:

VLT Revenues Exceeding	Increased Payment

$47.1 million (1)	$550,000

$52.1 million (1)	an additional $600,000, for a total Increased Payment of $1.15 million

$57.1 million (1)	an additional $600,000, for a total Increased Payment of $1.75 million

$62.1 million (1)	an additional $600,000, for a total Increased Payment of $2.35 million

(1) These amounts will be proportionately adjusted, if the number of VLTs at Vernon Downs is less than 1,000.

We have agreed to provide a guaranty of the payment of 50% of the Increased Payment, if earned. The ST Principal has guaranteed 100% of the Increased Payment, if earned.

Note 19. Quarterly Financial Information (Restated) (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ended April 30, 2006 and March 31, 2005. This information is derived from our unaudited financial statements.

	Net revenues	Earnings from unconsolidated affiliates	Income (loss) before tax benefit	Net income (loss) applicable to common stockholders	Diluted earnings (loss) per common share(c)
Consolidated Statements of Operations:	(in thousands, except per share amounts)
Fiscal Year ended April 30, 2006
First quarter (a)	$3,746	$2,746	$2,750	$1,751	$0.13
Second quarter (a)	3,301	2,513	1,756	1,121	0.08
Third quarter (a)	2,921	428	(1,231)	(765)	(0.06)
Fourth quarter (a)	3,181	1,231	(2,693)	(1,735)	(0.13)
Fiscal Year ended March 31, 2005
First quarter (b)	$1,368	$2,820	$2,660	$1,724	$0.11
Second quarter (b)	1,082	2,065	1,785	1,106	0.08
Third quarter (b)	1,255	1,879	1,335	828	0.06
Fourth quarter (b)	2,022	885	1,061	500	0.04

(a)      On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH. The Colorado Grande contributed a total of $7.1 million in gross revenues from its casino operations. After the promotional allowance, net revenues from its casino operation were $5.7 million. Total operating expenses for fiscal year 2006 increased $10.7 million. Of the increase, $5.6 million is primarily the result of the inclusion of the casino operations, food and beverage, marketing and advertising, and facility expenses from the Colorado Grande Casino-Cripple Creek. We also experienced $1.5 million of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations and increased overhead costs related to business expansion and transformation to a casino operator. Legal expenses for fiscal year 2006 increased $1.1 million due to the higher legal expenses related to our litigation. Write-offs of project development costs and loans to Native American gaming projects were $1.9 million. Depreciation and amortization expense increased $850,000 due to depreciation expense associated with the additional gaming equipment, computer equipment, and the new accounting system purchased in fiscal year 2006.

(b)      During fiscal year 2005, the credit enhancement fee increased from $3.6 million to $5.7 million. The increase was mainly related to the completion of River Rock Casino’s parking structure. Earnings from IC-BH decreased from $10.2 million to $5.9 million. The decrease was mainly caused by the construction disruption for IC-BH’s expansion and our share of $1.7 million impairment charge for the Colorado Grande Casino property. We continued to expand our development resources and operation in response to our growth.

(c)      Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

Restatement of Fiscal Quarters Ended July 24, 2005, October 23, 2005 and January 24, 2006

In connection with the preparation of IC-BH’s financial statements for the year ended April 30, 2006, IC-BH reviewed its accounting policy used to account for derivatives on interest rate swaps on the Senior Credit Facility and determined that these instruments should have been accounted for as cash flow hedges instead of non-designated derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, as a result of the changes in accounting for its derivatives for interest rate swaps we have restated our consolidated financial statements for the fiscal quarters ended July 24, 2005, October 23, 2005 and January 22, 2006, as presented in this Form 10-K.

The following tables show the effects of the restatements on the Consolidated Statements of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Shareholders’ Equity:

	Earnings from unconsolidated affiliates			Income (loss) before tax benefit (expense)			Net income (loss) applicable to common stockholders			Diluted earnings(loss) per common share(c)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Consolidated Statements of Operations:	(in thousand)
Fiscal Year ended April 30, 2006
First quarter	$2,493	$253	$2,746	$2,497	$253	$2,750	$1,588	$163	$1,751	$0.12	$0.01	$0.13
Second quarter	2,329	184	2,513	1,573	184	1,757	1,003	118	1,121	0.08	-	0.08
Third quarter	376	52	428	(1,282)	52	(1,230)	(798)	33	(765)	(0.06)	-	(0.06)

	Earnings from unconsolidated affiliates			Deferred income tax expense (benefit)
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows:	(in thousand)
Fiscal Year ended April 30, 2006
First quarter	$2,493	$253	$2,746	$909	$90	$999
Second quarter	2,329	184	2,513	570	65	635
Third quarter	376	52	428	(484)	19	(465)

	Retained Earnings			Accumulated other comprehensive income
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Consolidated Balance Sheets	(in thousand)
Fiscal Year ended April 30, 2006
First quarter	$16,090	$163	$16,253	$189	$(158)	$31
Second quarter	17,093	281	17,374	292	(276)	16
Third quarter	16,295	313	16,608	312	(309)	3

Isle of Capri Black Hawk, L.L.C.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Members of Isle of Capri Black Hawk, L.L.C.

We have audited the accompanying consolidated balance sheets of the Isle of Capri Black Hawk, L.L.C. (the Company) as of April 30, 2006 and April 24, 2005, and the related consolidated statements of income, members’ equity, and cash flows for the years ended April 30, 2006, April 24, 2005 and April 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Isle of Capri Black Hawk, L.L.C. at April 30, 2006 and April 24, 2005 and the consolidated results of their operations and their cash flows for the years ended April 30, 2006, April 24, 2005 and April 25, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

June 28, 2006
New Orleans, Louisiana

Isle of Capri Black Hawk, L.L.C.

Consolidated Balance Sheets
(Dollars in thousands)

	April 30, 2006	April 24, 2005
Assets
Current assets:
Cash and cash equivalents	$15,245	$14,680
Accounts receivable - trade	516	856
Accounts receivable - related parties	72	28
Deferred income taxes	346	334
Prepaid expenses and other	1,795	1,463
Assets of discontinued operations	–	7,413
Total current assets	17,974	24,774
Property and equipment, net	240,294	218,174
Other assets:
Notes receivable	3,284	–
Deferred financing costs, net of accumulated
amortization of $146 and $2,594, respectively	1,603	2,597
Goodwill	14,665	14,665
Other intangible assets	12,200	12,200
Prepaid deposits and other	1,915	332
Deferred income taxes	3,749	2,685
Total assets	$295,684	$275,427
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,025	$1,767
Accounts payable - trade	5,968	10,242
Accounts payable - related parties	4,357	2,343
Accrued liabilities:
Interest	2,110	1,640
Payroll and related expenses	4,388	4,276
Property, gaming and other taxes	4,595	5,455
Progressive jackpot and slot club awards	2,944	3,534
Other	900	5,011
Liabilities of discontinued operations	–	746
Total current liabilities	27,287	35,014

Long-term debt, less current maturities	208,098	188,173

Members' equity:
Casino America of Colorado, Inc.	33,610	28,833
Blackhawk Gold, Ltd.	26,689	23,085
Accumulated other comprehensive income	–	322
Total members' equity	60,299	52,240

Total liabilities and members' equity	$295,684	$275,427

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Income
(Dollars in thousands)

	Fiscal Year Ended
	April 30, 2006	April 24, 2005	April 25, 2004
Revenues:
Casino	$177,585	$152,674	$164,089
Rooms	6,649	5,665	5,602
Food, beverage and other	21,098	18,328	18,189
Gross revenues	205,332	176,667	187,880
Less promotional allowances	43,504	38,079	38,965
Net revenues	161,828	138,588	148,915

Operating expenses:
Casino	25,621	23,188	22,306
Gaming taxes	34,240	29,125	31,466
Rooms	1,628	1,546	1,432
Food, beverage and other	4,911	3,730	3,391
Facilities	8,540	7,438	6,899
Marketing and administrative	38,492	33,864	35,044
Management fees	7,439	6,374	7,173
Depreciation	13,850	9,936	8,424
Total operating expenses	134,721	115,201	116,135

Operating income	27,107	23,387	32,780

Interest expense	(12,859)	(9,461)	(10,772)
Interest income	437	71	126
Other income	1,585	–	–
Loss on early extinguishment of debt	(2,110)	–	–

Income from continuing operations before income tax	14,160	13,997	22,134
Income tax benefit	1,213	2,642	111
Income from continuing operations	15,373	16,639	22,245
Gain (loss) from discontinued operations (including goodwill impairment of $0, $3,960, and $0, respectively), net of income tax (benefit) provision of $0, $(186) and $211 for 2006, 2005 and 2004, respectively	(216)	(2,946)	1,418
Net income	$15,157	$13,693	$23,663

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Members’ Equity
(Dollars in thousands)

	Casino America of Colorado, Inc.	Blackhawk Gold, Ltd.	Accumulated Other Comprehensive Loss (Income)	Total Members' Equity

Balance, April 27, 2003	18,169	15,039	(2,007)	31,201
Net income	13,488	10,175	–	23,663
Unrealized gain on interest rate swap contract	–	–	1,331	1,331
Comprehensive income				24,994
Members' distributions	(4,871)	(3,673)	–	(8,544)
Balance, April 25, 2004	26,786	21,541	(676)	47,651
Net income	7,805	5,888	–	13,693
Unrealized gain on interest
rate swap contract	–	–	998	998
Comprehensive income				14,691
Members' distributions	(5,758)	(4,344)	–	(10,102)
Balance, April 24, 2005	28,833	23,085	322	52,240
Net income	8,639	6,518	–	15,157
Reclassification of realized gain on interest rate swap contract to other income	–	–	(322)	(322)
Comprehensive income				14,835
Members' distributions	(3,862)	(2,914)	–	(6,776)
Balance, April 30, 2006	$33,610	$26,689	$–	$60,299

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Fiscal Years Ended
	April 30, 2006	April 24, 2005	April 25, 2004
Operating activities
Net income	$15,157	$13,693	$23,663
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	13,850	10,340	8,715
Amortization of deferred financing costs	633	974	1,035
Deferred income taxes	(1,075)	(3,116)	40
Gain on derivative instruments	(1,585)	–	–
Loss on early extinguishment of debt	2,110	–	–
Goodwill impairment charge	–	3,958	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(249)	195	76
Income tax receivable (payable)	79	397	(154)
Prepaid expenses and other assets	(198)	133	964
Intercompany receivables	1,859	(44)	(8)
Accounts payable and accrued liabilities	(11,940)	1,672	(2,465)
Net cash provided by operating activities	18,641	28,202	31,866

Investing activities
Purchases of property and equipment, net	(33,999)	(56,600)	(14,093)
Net cash paid for acquisitions	–	–	(948)
Sale (purchase) of short-term investments	–	–	13,987
Decrease (increase) in restricted cash	(2)	43	14
Net cash used in investing activities	(34,001)	(56,557)	(1,040)

Financing activities
Proceeds from debt	27,475	–	165,000
Proceeds from line of credit	31,600	26,000	–
Principal payments on debt and cash paid to retire debt	(1,892)	(1,853)	(171,324)
Principal payments on line of credit	(37,000)	–	–
Deferred financing costs	(1,749)	–	(1,123)
Distributions to members	(3,862)	(10,102)	(8,544)
Net cash provided by (used in) financing activities	14,572	14,045	(15,991)

Net increase (decrease) in cash and cash equivalents	(788)	(14,310)	14,835
Cash and cash equivalents at beginning of year	16,033	30,343	15,508
Cash and cash equivalents at end of year	$15,245	$16,033	$30,343

Supplemental disclosure of cash flow information:
Cash payments for interest	$12,745	$9,323	$9,822
Cash payments for income taxes, net of refunds	$(218)	$(160)	$–

Supplemental schedule of noncash investing and financing activities:
Construction costs funded through accounts payable	$1,974	$12,390	$–

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

Isle of Capri Black Hawk, L.L.C. (“the Company” or the “Isle-Black Hawk”), a Colorado limited liability company, operates two casino entertainment facilities in Black Hawk, Colorado, and discontinued operations at its third casino entertainment facility in Cripple Creek, Colorado during the fiscal years ended April 30, 2006 and April 24, 2005, as more fully described in Note 13. The Company is owned by Casino America of Colorado, Inc., a wholly owned subsidiary of Isle of Capri Casinos, Inc., and Blackhawk Gold, Ltd., a wholly owned subsidiary of Nevada Gold & Casinos, Inc.

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

On April 22, 2003, the Company acquired CCSC/Blackhawk, Inc. (the “Colorado Central Station”) and Colorado Grande Enterprises, Inc. (the “Colorado Grande”) through its wholly owned subsidiary, IC Holdings Colorado, Inc. The Colorado Central Station operation consists of a land-based casino in Black Hawk, Colorado. On April 25, 2005, the Company sold its interest in Colorado Grande to CGC Holdings LLC, a subsidiary of Nevada Gold & Casinos, Inc.

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday of April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this system necessitates a 53-week year as in fiscal 2006.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Isle of Capri Black Hawk, L.L.C. and its subsidiaries, Isle of Capri Black Hawk Capital Corp., IOC - Black Hawk Distribution Company, L.L.C. and IC Holdings Colorado, Inc. IC Holdings Colorado, Inc. has two subsidiaries - CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc through April 25, 2005. All intercompany balances and transactions have been eliminated in consolidation.

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

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

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

Goodwill and Other Intangible Assets

Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the value of trademarks acquired. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires that these assets be reviewed for impairment at least annually. Based on its review, the Company believes that, as of April 30, 2006, there were no impairments of its goodwill and other intangible assets. Additionally, the Company intends to continue to evaluate intangible assets that are not being amortized, at least annually, to determine whether events and circumstances continue to support an indefinite useful life. If these assets are subsequently determined to have a finite useful life, they will be tested for impairment, and then amortized prospectively over the estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of April 30, 2006, there were no impairments of its long-lived assets.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company utilizes derivative financial instruments to manage interest rate risk associated with variable rate borrowings. Derivative financial instruments are intended to reduce the Company’s exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness, and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value. During the fiscal year ended April 30, 2006, the Company used derivatives, not designated as hedging instruments, to hedge its exposure to interest rate risk with the gain or loss in fair market value recognized in other income in the consolidated statement of income.

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

Promotional Allowances and Slot Patrons Incentive Estimates

Net revenues do not include the retail amount of food, beverage, and other items provided gratuitously to customers. These amounts, which are included in promotional allowances, were as follows:

	Fiscal Years Ended
	April 30, 2006	April 24, 2005	April 25, 2004

Rooms	$3,504	$2,603	$2,750
Food and beverage	12,527	11,418	11,446
Other	1,356	1,035	984
Customer loyalty programs	26,117	23,023	23,785
Total promotional allowances	$43,504	$38,079	$38,965

The Company records the redemption of coupons and points for cash as a reduction of revenues. The Company provides slot patrons with rewards based on the dollar amount of play on slot machines. An accrual has been established based on an estimate of the outstanding value of these rewards, utilizing the age and prior history of redemptions. This amount is reflected as a current liability in the accompanying consolidated balance sheets.

The estimated cost of providing promotional allowances included in casino expense is as follows:

	Fiscal Years Ended
	April 30, 2006	April 24, 2005	April 25, 2004

Rooms	$1,813	$1,232	$1,459
Food and beverage	11,350	10,100	9,908
Other	388	298	291
Total cost of complimentary services	$13,551	$11,630	$11,658

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

Advertising

Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were $4,712, $3,355 and $3,208 for fiscal 2006, 2005, and 2004, respectively, with $4,712, $3,099 and $3,047 of those amounts included in income from continuing operations in fiscal 2006, 2005, and 2004, respectively.

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

2. Cash and Cash Equivalents

Cash and cash equivalents, is summarized as follows:

	April 30, 2006	April 24, 2005

Cash and cash equivalents, as reported in the consolidated balance sheets	$15,245	$14,680
Cash and cash equivalents, included in current assets of discontinued operations, as reported in the consolidated balance sheets	–	1,353
Cash and cash equivalents, as reported in the consolidated statements of cash flows	$15,245	$16,033

3. Property and Equipment

Property and equipment, excluding items held for sale, consists of the following:

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

	April 30, 2006	April 24, 2005

Land and land improvements	$45,044	$45,044
Buildings and improvements	188,901	121,939
Furniture, fixtures and equipment	51,809	36,867
Construction in progress	2,237	48,535
Total property and equipment	287,991	252,385
Less accumulated depreciation	47,697	34,211
Property and equipment, net	$240,294	$218,174

Capitalized interest was $1,554, $1,402 and $207 for the fiscal years ended April 30, 2006, April 24, 2005 and April 25, 2004, respectively.

4. Goodwill

In fiscal 2005, the Company recorded an impairment charge related to goodwill for the Colorado Grande-Cripple Creek property, representing the difference between the Colorado Grande-Cripple Creek carrying values of $9,842 and their estimated fair values of $5,882. The estimated fair value was based on the estimated sales price, as further detailed in Note 14. The impairment charge is included in loss from discontinued operations on the consolidated statements of income.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill are as follows:

Balance at April 25, 2004	$21,523
Impairment of Colorado Grande - Cripple Creek	(3,960)
Balance at April 24, 2005	$17,563
Sale of Colorado Grande - Cripple Creek	(2,898)
Balance at April 30, 2006	$14,665

Goodwill is included in the consolidated balance sheets as follows:

	April 30, 2006	April 24, 2005
Reported in assets of discontinued operations in the consolidated balance sheets for
Colorado Grande - Cripple Creek	$–	$2,898
Reported as goodwill in the consolidated balance
sheets for Colorado Central Station/Blackhawk	14,665	14,665
	$14,665	$17,563

5. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

Notes receivable - The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivatives - The fair value of the interest rate swap agreements represents the estimated amount the Company would have to pay or receive from the counter party if the Company were to terminate the interest rate swap agreements.

Long-term debt - The fair value of the Company’s long-term debt is estimated based on the discounted cash flow of future payments utilizing current rates available to the Company for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

The fair values of the Company’s financial instruments approximate its carrying value.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

6. Self Insurance Liabilities

In fiscal 2005, Isle of Capri Casinos, Inc. and its subsidiaries, including the Company, established a captive insurance company, Capri Insurance Company (“the Captive”). Prior to the establishment of the Captive, the Company was self insured for workers’ compensation and general liability insurance up to $300 and $1,000 per claim, and the Company had insurance coverage in place for claims made in excess of these stop loss limits. During 2005, the Company transferred open reserved claims to the Captive, in the amount of $1,686, and paid a transfer premium to the Captive for this amount. The Company is assessed an annual premium by the Captive for first layer claims exposure up to the $300 and $1,000 stop loss amounts, respectively for workers’ compensation and general liability. The Company paid the Captive $1,851 and $1,330 related to premiums for the years ended April 30, 2006 and April 24, 2005.

The Company’s employee-related healthcare benefits program continues to be self-funded up to $500 per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. The Company’s estimate of liabilities for unpaid claims and incurred but not reported claims totaled $1,183 at April 30, 2006 and $1,200 at April 24, 2005 and are included in accrued liabilities-payroll related expenses for healthcare benefits in the accompanying consolidated balance sheets. The Company bases its accrual on claims filed and estimates of claims incurred but not reported. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover payments on future claims.

7. Long-Term Debt

Long-term debt consists of the following:

	April 30, 2006	April 24, 2005

Senior Secured Credit Facility (described below):
Variable rate term loan Tranche C	$189,050	$163,350
Revolver	20,600	26,000
Black Hawk Business Improvement Special Assessment
Bonds District (BID Bonds) (described below)	473	590
	210,123	189,940
Less current maturities	2,025	1,767
Long-term debt	$208,098	$188,173

Senior Secured Credit Facility

On October 24, 2005, the Company entered into a $240.0 million Second Amended and Restated Credit Agreement. The credit agreement, which amends and restates the Company’s existing credit agreement in its entirety, provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At the Company’s and the lead arranger’s mutual discretion, the Company may increase the size of the revolver and/or term loan facility, in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly installments beginning on December 30, 2005 and ending on September 30, 2011.

The revolving loans may bear interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin up to 1.25% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. The term loans may bear interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin of 1.00% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin of 1.00% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.00%.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

Pursuant to the refinancing, the Company recognized a loss before income taxes on early extinguishment of debt of $2.1 million, due to the write-off of previously deferred financing costs related to its existing senior secured credit facility. The costs of $1.8 million associated with the new senior secured credit facility have been deferred and are being amortized over the term of the new facility.

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Company was in compliance with these covenants as of April 30, 2006. The Senior Secured Credit Facility is secured by liens on the Company’s assets.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at April 30, 2006 was 6.51%.

On January 15, 2005, the Company executed a $5.0 million letter of credit related to the bond facility on the construction of public road improvements to and from the property and renewed it for $4.0 million on January 16, 2006. This letter of credit was issued against the revolving credit facility (See Note 8).

Interest Rate Swap Agreements

The Company has interest rate swap agreements with an aggregate notional value of $80.0 million or 42.3% of its variable rate term loan outstanding under the Company’s Senior Secured Credit Facility as of April 30, 2006. The swap agreements effectively convert portions of its variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008, thus reducing the impact of interest rate changes on future interest expense. For the fiscal year ended April 30, 2006, other income included a net unrealized gain of $1,585 for changes in the fair value of swap agreements not designated as hedging instruments.

As of April 28, 2006, the three-month LIBOR rate, the variable interest rate, was 5.13%. The Swap Agreements effectively converted $20.0 million notional value to 3.799% fixed rate, $10.0 million notional value to 3.823% fixed rate, $10.0 million notional value to 3.760% fixed rate, $10.0 million value to 3.962% fixed rate, $10.0 million notional value to 3.985% fixed rate, $10.0 million notional value to 3.970% fixed rate and $10.0 million notional value to 4.030% fixed rate. Each of the rates is before the addition of the applicable spread currently 2.00%. With the addition of the applicable spread, the total interest rate for the debt related to the $20.0 million and each of the $10.0 million notional value Swap Agreements is 5.799%, 5.823%, 5.760%, 5.962%, 5.985%, 5.970% and 6.030%, respectively.

The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts not designated as hedging instruments, expressed in present value terms, totaled $1,585. Based on the maturity dates of the contracts, $1,585 is classified as long-term receivables, included in “prepaid deposit and other assets” in the accompanying consolidated balance sheets.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

Other

In July 1998, the Black Hawk Business Improvement District (the “BID”), issued $2,940 in 6.00% bonds due on December 1, 2009. The proceeds from the sale of the BID Bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 of which the Company is a member. The costs of the improvements totaled $2,240 with the excess proceeds being returned to the bondholders by the BID. The Company is responsible for 50% of this amount plus interest and in April 2000, made the first of 20 semi-annual payments of $76 in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1,120 or 50% of the net bond proceeds, over 20 periods at an interest rate of 6.25%. The difference between the bond rate of 6.00% and the 6.25% that was assessed is to cover administrative costs of the BID related to the issuance.

Future maturities of long-term debt as of April 30, 2006 are as follows:

For the Fiscal Years Ending
2007	2,025
2008	2,033
2009	2,041
2010	1,974
2011	91,200
Thereafter	110,850
Total	$210,123

8. Commitments

Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at April 30, 2006:

For the Fiscal Years Ending
2007	2,457
2008	2,383
2009	2,417
2010	2,468
2011	2,525
Thereafter	828,856
Total minimum lease payments	$841,106

All future operating minimum lease payments include long-term land lease payments that have various renewal options varying between 10 to 15 years. The Company expects that the Company’s properties will continue in operation and these leases will be renewed for the next 90 years. Total rent expense was $4,213, including contingent rentals of $0, in fiscal 2006; $4,761, including contingent rentals of $165, in fiscal 2005; and $4,461, including contingent rentals of $243, in fiscal 2004. Of these amounts, $4,213, $4,238 and $3,878 were included in income from continuing operations for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

9. Income Taxes

The income tax (benefit) provision for Colorado Central Station is comprised of the following:

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

	Fiscal Years Ended
	April 30, 2006	April 24, 2005	April 25, 2004

Current	$(138)	$286	$90
Deferred	(1,075)	(2,928)	(201)
	$(1,213)	$(2,642)	$(111)

A reconciliation of the income tax (benefit) provision for Colorado Central Station to the statutory corporate federal tax rate of 35% is as follows:

	Fiscal Years Ended
	April 30, 2006	April 24, 2005	April 25, 2004

Statutory tax (benefit) provision	$(1,118)	$(2,404)	$(180)
Effect of:
State taxes	(95)	(264)	(9)
Other:
Political contributions	–	–	75
Fines	6	26	1
Other.	(6)	–	2
Income tax benefit (provision) from continuing operations	$(1,213)	$(2,642)	$(111)

The table above does not include income related to Isle Black Hawk, L.L.C., whose income is subject to tax at its stockholder level. See Note 13 for the income tax (benefit) provision from discontinued operation related to the Colorado Grande.

Significant components of the Colorado Central Station’s net deferred state and federal income tax assets are as follows:

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

	Fiscal Years Ended
	April 30, 2006	April 24, 2005
	(In thousands)
Deferred tax assets:
Accrued expenses	$374	$357
Net operating losses	5,930	4,652
Other	83	91
Total deferred tax assets	6,387	5,100
Deferred tax liabilities:
Property and equipment	2,277	2,072
Other	15	9
Total deferred tax liabilities	2,292	2,081
Net deferred tax asset	$4,095	$3,019

Net current deferred tax asset	$346	$334
Net non-current deferred tax asset	3,749	2,685
Net deferred tax asset	$4,095	$3,019

Colorado Central Station has federal net operating losses of approximately $14,899. These carryforwards expire in 2024 and 2026, and can be utilized only to offset losses of Colorado Central Station and no other members of the Company. No valuation allowance has been established for these assets as the Company believes that it is more likely than not that the losses will be utilized before their applicable expiration. The Company has established a valuation allowance of $1,591 on deferred tax assets related to losses attributable to the Colorado Grande. The valuation allowance was recorded in the income statement in discontinued results of Colorado Grande.

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

10. Litigation

The Company is subject to certain claims and lawsuits that have been filed in the normal course of business. Management does not believe these pending claims and litigation will have a material effect on the consolidated cash flows, financial position, or operations of the Company.

11. Employee Benefit Plans

401(k) Plan

The Company has a defined-contribution, profit sharing plan, including 401(k) plan provisions, covering substantially all of its employees. The Company’s contribution expense related to this plan totaled $280, $265 and $222 in fiscal 2006, 2005, and 2004, respectively. Of those amounts, $280, $258 and $215 were included in income from continuing operations in fiscal 2006, 2005, and 2004, respectively. The Company’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

Health Insurance Plan

The Company has a qualified employee health insurance plan covering all employees who work an average of 32 hours or more per week on a regular basis. The plan, which is self-funded by the Company with respect to claims below $500, requires contributions from eligible employees and their dependents. The Company’s contribution expense for the plan totaled $4,165, $4,902 and $4,282 in fiscal 2006, 2005, and 2004, respectively. Of those amounts, the amount included in income from continuing operations was approximately $4,165, $4,694 and $4,105 in fiscal 2006, 2005, and 2004, respectively.

12. Related Party Transactions

Management Agreement Isle of Capri Black Hawk, L.L.C.

On April 25, 1997, the Company entered into a management agreement with Isle of Capri Casinos, Inc., as amended on April 22, 2003, in consideration of the acquisition of CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc., and December 22, 2003, pursuant to the refinancing of the Company’s Senior Secured Credit Facility. (the “Isle-Black Hawk Management Agreement”). Under the Isle-Black Hawk Management Agreement, Isle of Capri Casinos, Inc. manages the casinos of the Company in exchange for a fee. The management fee is equal to 2% of revenues, as defined, plus 10% of operating income, but not to exceed 4% of revenues, as defined. The Company expensed management fees of $7,439, $6,374, and $7,173 in fiscal 2006, 2995 and 2004 respectively.

In February 2004, the Company agreed to pay $250 over 12 monthly installments to Isle of Capri Casinos, Inc. for services provided in connection with the establishment of its Tranche C term loan under its Senior Secured Credit Facility.

13. Discontinued Operations

On April 25, 2005, the Company and Colorado Grande executed a Stock Purchase Agreement with a subsidiary of Nevada Gold & Casinos, Inc. to sell all outstanding shares of the common stock of Colorado Grande to a subsidiary of Nevada Gold & Casinos, Inc., a related party. The aggregate estimated sales price agreed to was $6,500 payable:

(a.)  $600 in cash upon closing and

(b.)  $5,900 promissory note secured by the stock of Colorado Grande and Nevada Gold’s future membership distributions from the Company until the note has been fully repaid. As of April 30, 2006, the note receivable carries a balance of $3,284.

The estimated sales price was adjusted down $216 in fiscal 2006, the difference between actual working capital and the target working capital (as defined by the Sales Agreement) on the closing date. The adjustment was reflected as a loss from discontinued operations in the consolidated statement of income.

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

Major classes of assets and liabilities, after intercompany eliminations, are included in the consolidated balance sheets as follows:

	Fiscal Years Ended
	April 30, 2006	April 24, 2005
Assets:
Cash and cash equivalents	$–	$1,353
Accounts receivable - trade	–	27
Prepaid expenses and other	–	139
Property and equipment,	–	1,696
Goodwill	–	2,898
Other intangible assets	–	1,300
Total assets from discontinued operations	$–	$7,413

Liabilities:
Accounts payable - trade	$–	$55
Accounts payable - related parties	–	110
Accrued liabilities	–	581
Total liabilities from discontinued operations	$–	$746

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

Isle of Capri Black Hawk, L.L.C.

Notes to Consolidated Financial Statements

Revenue, expense, and net income (loss) from discontinued operations are summarized as follows:

	Fiscal Years Ended
	April 30, 2006	April 24, 2005	April 25, 2004
Gross revenues	$–	$8,996	$9,940
Less promotional allowances	–	1,980	2,239
Net revenues	–	7,016	7,701

Total operating expenses	216	10,156	6,074

Operating income (loss)	(216)	(3,140)	1,627

Interest income	–	(8)	(2)

Income (loss) before income taxes	(216)	(3,132)	1,629
Income tax (benefit) provision	–	(186)	211
Income (loss) from discontinued operations	$(216)	$(2,946)	$1,418