Form 10-K/A
period 2006-04-30
NEVADA GOLD & CASINOS INC
filed 2006-08-09
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended April 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-26686

Nevada Gold & Casinos, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0142032
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
3040 Post Oak Blvd., Suite 675
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

(713) 621-2245
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock - $0.12 par value

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 ☐ Yes  ☒  No

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2006, is filed to (a) correct the Cover Page of the original Form 10-K, (b) add a risk factor to the section "Risk Factors" in Item 1 of Part III, (c) add information that was inadvertently omitted from Item 9A of Part III and (d) include corrected consents of the independent auditors. This Amendment No. 1 reflects only the changes discussed above and does not amend, update, or change any other items or disclosures contained in the original Form 10-K.

Item 1. Business - Risk Factors

The following Risk Factor is added:

We have reported two material weaknesses in our internal control over financial reporting that, if not remedied, could adversely affect our ability to meet reporting obligations and provide timely and accurate financial statements.

As more fully described under Item 9A, Controls and Procedures, our management's review of our internal controls over financial reporting, using the framework defined by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), has indicated that certain internal control deficiencies existed as of April 30, 2006 which constitute "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim statements will not be prevented or detected. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

Management has identified a material weakness related to the financial reporting process resulting in incomplete accounting disclosures for i) fixed assets, ii) debt maturities, iii) pro formas for a business acquisition, iv) earnings per share and v) related parties that, although not material on an individual basis, when considered in the aggregate were deemed to be a material weakness. Management also determined that in conjunction with the preparation for the April 30, 2006 consolidated financial statement audit, the final resolution of the allocation of the purchase price of the Colorado Grande Casino to deferred tax assets was not initially completed. We completed our assessment and the tax asset is properly recorded as of April 30, 2006. As a result of these material weaknesses, management concluded that, as of April 30, 2006, we did not maintain effective internal control over financial reporting.

We have and are implementing measures designed to remedy these material weaknesses. We believe these measures will address the identified material weaknesses. However, there can be no assurance that these measures will remedy the material weaknesses reported or that we will not have additional deficiencies in our internal controls in the future. For a further discussion regarding our internal control deficiencies and actions taken to remedy them, see Item 9A.

Undetected or uncorrected material weaknesses may cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements and, under certain circumstances, create legal liability for us. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 9A.  Controls and Procedures

Section 9A Controls and Procedures is replaced in its entirety with the following:

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

In light of these material weaknesses, in preparing its consolidated financial statements as of and for the fiscal year ended April 30, 2006, the Company performed additional analyses and other post−closing procedures to ensure that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended April 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2006. In making this assessment, the Company used the control criteria framework of the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission published in its report entitled Internal Control - Integrated Framework. As a result of its assessment, management identified material weaknesses in the Company's internal control over financial reporting. Based on the material weaknesses identified as described below, management concluded that the Company's internal control over financial reporting was not effective as of April 30, 2006.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Material weaknesses have been identified in the Company’s assessment of internal control over financial reporting. The Company has identified and included within its assessment the following internal control deficiencies that are considered material weaknesses in the design and operating effectiveness of internal controls over financial reporting:

•   The financial reporting process resulted in incomplete accounting disclosures for i) fixed assets, ii) debt maturities, iii) pro formas for a business acquisition, iv) earnings per share and v) related parties that, although not material on an individual basis, when considered in the aggregate were deemed to be a material weakness.

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

  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Material weaknesses have been identified and are included in management’s assessment of internal control over financial reporting. Management has identified and included within their assessment the following internal control deficiencies that are considered material weaknesses in the design and operating effectiveness of internal controls over financial reporting:

•   The financial reporting process resulted in incomplete accounting disclosures for i) fixed assets, ii) debt maturities, iii) pro formas for a business acquisition, iv) earnings per share and v) related parties that, although not material on an individual basis, when considered in the aggregate were deemed to be a material weakness.

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

/s/ Pannell Kerr Forster of Texas, P.C.
Houston, Texas
July 25, 2006

(d) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act, during the three months ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA GOLD & CASINOS, INC.

By:	/s/ H. Thomas Winn

H. Thomas Winn, Chairman of the Board and Chief Executive Officer

Date: August 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description

23.1	Consent of Pannell Kerr Forster of Texas, P.C.

23.2	Consent of Ernst & Young LLP

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.