Form 10-Q
period 2006-07-30
NEVADA GOLD & CASINOS INC
filed 2006-09-08
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended July 30, 2006

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,940,430 as of September 1, 2006.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	July 30,	April 30,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,709,296	$4,296,154
Restricted Cash	1,050,000	--
Accounts receivable	1,038,878	940,177
Accounts receivable - affiliates	161,626	499,999
Other current assets	607,050	428,532
Total current assets	5,566,850	6,164,862

Investments in unconsolidated affiliates	38,719,192	35,691,747
Investments in development projects	6,922,004	6,876,527
Notes receivable - affiliates	4,437,099	3,637,099
Notes receivable - development projects	22,886,880	22,667,272
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation
of $740,034 and $622,876 at July 30, 2006 and
April 30, 2006, respectively	2,481,553	2,580,093
Deferred tax asset	2,444,141	1,460,722
Other assets	4,186,927	3,601,850
Total assets	$93,107,564	$88,143,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,219,442	$1,550,405
Accrued interest payable	18,650	41,737
Other accrued liabilities	257,437	358,159
Long-term debt, current portion	3,094,660	3,779,345
Total current liabilities	4,590,189	5,729,646

Long-term debt, net of current portion	59,548,986	56,687,315
Deferred income	477,563	406,632
Other liabilities	5,372,973	157,633
Total liabilities	69,989,711	62,981,226

Commitments and contingencies	--	--

Minority interest	297,842	278,674

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000
shares authorized; 13,923,230 and 13,912,330 shares
issued and 12,940,430 and 12,970,330 shares outstanding
at July 30, 2006 and April 30, 2006, respectively	1,670,788	1,669,479
Additional paid-in capital	18,239,497	18,122,632
Retained earnings	13,038,526	14,873,589
Treasury stock, 982,800 and 942,000 shares at July 30, 2006
and April 30, 2006, respectively	(10,144,762)	(9,781,669)
Accumulated other comprehensive income (loss)	15,962	(841)
Total stockholders' equity	22,820,011	24,883,190
Total liabilities and stockholders' equity	$93,107,564	$88,143,090

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	July 30,	July 24,
	2006	2005
Revenues:
Casino	$1,446,143	$1,834,855
Food and beverage	375,733	500,890
Other	30,458	35,624
Credit enhancement fee	1,946,086	1,917,904
Gross revenues	3,798,420	4,289,273
Less promotional allowances	(306,761)	(543,614)
Net revenues	3,491,659	3,745,659
Casino	352,150	840,516
Food and beverage	232,593	225,265
Marketing and administrative	732,401	442,177
Facility	68,783	54,334
Corporate expense	1,775,638	1,302,965
Legal expense	805,870	134,361
Depreciation and amortization	262,152	89,095
Other	22,597	20,558
Total operating expenses	4,252,184	3,109,271
Operating income (loss)	(760,525)	636,388
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	(815,556)	2,746,162
Interest expense, net	(862,107)	(342,144)
Minority interest	(387,984)	(290,412)
Income (loss) before income
tax (expense) benefit	(2,826,172)	2,749,994
Income tax (expense) benefit	991,109	(999,123)
Net income (loss)	$(1,835,063)	$1,750,871
Per share information:
Net income (loss) per common share - basic	$(0.14)	$0.13
Net income (loss) per common share - diluted	$(0.14)	$0.13
Basic weighted average number of shares
outstanding	12,937,331	13,018,868
Diluted weighted average number of shares
outstanding	12,937,331	13,990,573

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	July 30,	July 24,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,835,063)	$1,750,871
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	189,158	47,728
Amortization of capitalized development costs	72,994	41,367
Stock-based compensation	107,377	--
Amortization of deferred loan issuance costs	144,870	85,140
Minority interest	387,984	290,412
Distributions from unconsolidated affiliates	767,000	768,000
(Earnings) loss from unconsolidated affiliates	815,556	(2,746,162)
Deferred income tax expense (benefit)	(993,066)	999,123
Income tax refund	--	39,615
Changes in operating assets and liabilities:
Receivables and other assets	(545,978)	(592,615)
Accounts payable and accrued liabilities	221,498	1,223,439
Net cash provided by (used in) operating activities	(667,670)	1,906,918
Cash flows from investing activities:
Capitalized development costs	(118,471)	(126,350)
Equity investment in unconsolidated affiliates	--	(189,800)
Purchase of property and equipment	(90,618)	(477,274)
Purchase of marketable securities	--	(813,199)
Acquisition of Colorado Grande	--	(638,705)
Advances on notes receivable	(819,609)	(16,126,481)
Collections of notes receivable	--	5,000
Advances on notes receivable - affiliates	(200,000)	--
Investment in restricted cash	(1,050,000)	--
Net cash used in investing activities	(2,278,698)	(18,366,809)
Cash flows from financing activities:
Repayment on term loans	(823,013)	(716,440)
Borrowings on credit facilities, net	3,000,000	23,000,000
Deferred loan issuance costs	(90,000)	(345,000)
Acquisition of treasury stock	(363,093)	(5,459,603)
Cash proceeds from exercise of stock options	2,475	13,750
Excess tax benefits from stock-based compensation	1,957	--
Cash distribution to minority interest owners	(368,816)	(316,200)
Net cash provided by financing activities	1,359,510	16,176,507
Net decrease in cash and cash equivalents	(1,586,858)	(283,384)
Cash and cash equivalents at beginning of period	4,296,154	2,888,697
Cash and cash equivalents at end of period	$2,709,296	$2,605,313
Supplemental cash flow information:
Cash paid for interest	$1,541,973	$523,808
Non-cash financing activities:
Note payable issued for the purchase of Colorado Grande Casino	$--	$5,900,000
Debt conversion to equity	$--	$1,800,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at July 30, 2006 and April 30, 2006, Consolidated Statements of Operations for the three month periods ended July 30, 2006 and July 24, 2005, and Consolidated Statements of Cash Flows for the three months ended July 30, 2006 and July 24, 2005. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2006 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 30, 2006 are not necessarily indicative of the results expected for the full year.

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

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year, which was the case in fiscal 2006. Fiscal 2007 commenced on May 1, 2006 and ends on April 29, 2007.

Note 2.   Revenue Recognition

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

	Three Months Ended
	July 30,	July 24,
	2006	2005
Food and beverage	$129,803	$267,888
Other	5,203	6,711
Total cost of complimentary services	$135,006	$274,599

Note 3. Restricted Cash

During the three months ended July 30, 2006, we pledged a $1,050,000 Certificate of Deposit to secure a $1 million operating line of credit for American Racing and Entertainment, LLC. We expect the restriction on these funds will be removed within the next twelve months.

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting under APB No.18. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of July 30, 2006, the amount of consolidated retained earnings which represent undistributed earnings from our unconsolidated affiliates is approximately $19.9 million. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net Ownership				Equity in Earnings (Loss)
	Interest		Investment		Three Months Ended
	July 30,	April 30,	July 30,	April, 30	July 30,	July 24,
Unconsolidated affiliates:	2006	2006	2006	2006	2006	2005
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43	43	$21,450,410	$21,146,365	$1,071,044	$2,308,941
Route 66 Casinos, L.L.C. (2)	51	51	4,509,183	4,509,183	--	437,221
American Racing and Entertainment, LLC (3)	40	40	12,175,787	9,480,506	(1,914,719)	--
Buena Vista Development Company, LLC (4)	30	25	178,622	176,753	1,869	--
Sunrise Land and Mineral Corporation (5)	50	50	405,190	378,940	26,250	--
Restaurant Connections International, Inc. (6)	34	34	--	--	--	--
Total investments in unconsolidated affiliates			$38,719,192	$35,691,747
Total earnings (loss) unconsolidated affiliates					$(815,556)	$2,746,162

(1)	Separate financial statements for this entity are included herein.
(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. See Note 14.

(3)	Represents our equity investment in a racing and gaming development project in State of New York.
(4)	This is an investment in a Native Indian gaming development project in the state of California. At May 5, 2006, our ownership interest increased to 30%.
(5)	Represents our equity investment in a real estate investment and mining project.
(6)	Investment in RCI was reduced to zero in fiscal year 2000.

We also hold investments in various development projects that we consolidate. Our investments in development projects include real estate, gold mining and gaming facilities. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership		Capitalized Development Costs
	Interest		Investment
	July 30,	April 30,	July 30,	April 30,
Development Projects:	2006	2006	2006	2006
	(Percent)

Dry Creek Casino, L.L.C. (1)	69	69	$609,638	$682,632
Gold Mountain Development, L.L.C. (2)	100	100	3,367,728	3,367,098
Goldfield Resources, Inc. (3)	100	100	480,812	480,812
Nevada Gold (Tulsa), Inc. (4)	100	100	1,871,136	1,783,295
Other (5)			592,690	562,690
Total investments- development projects			$6,922,004	$6,876,527

(1)	The remaining 31% that we do not own is recorded as minority interest.
(2)	Acquisition and development costs incurred for 240 acres of real property in the vicinity of Black Hawk, Colorado.
(3)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999.
(4)	Development cost incurred for Muscogee (Creek) Nation gaming project.
(5)	Development cost incurred for other development projects.

Isle of Capri - Black Hawk, L.L.C.

As of July 30, 2006, IC-BH owned and operated two casinos in the state of Colorado. Isle operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. The separate IC-BH Consolidated Balance Sheets as of July 30, 2006 and April 30, 2006 and Consolidated Statements of Income for the three months ended July 30, 2006 and July 24, 2005 are as follows:

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheets
(unaudited)

	July 30,	April 30,
	2006	2006
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$18,440	$15,245
Accounts receivable - trade	587	516
Accounts receivable - related parties	55	72
Deferred income taxes	361	346
Prepaid expenses and other	5,935	1,795
Total current assets	25,378	17,974

Property and equipment, net	238,407	240,294
Deferred financing costs, net of accumulated amortization	1,530	1,603
Deferred income taxes asset	6,027	3,749
Goodwill and other intangible assets	26,865	26,865
Prepaid deposits and other	4,450	5,199
Total assets	$302,657	$295,684

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,025	$2,025
Accounts payable - trade	3,721	5,968
Accounts payable - related parties	9,374	4,357
Accrued liabilities:
Interest	2,055	2,110
Payroll and related expenses	3,667	4,388
Property, gaming and other taxes	4,088	4,595
Progressive jackpot and slot club awards	2,883	2,944
Other	579	900
Total current liabilities	28,392	27,287

Long-term liabilities:
Long-term debt, less current maturities	211,424	208,098
Deferred income taxes	1,887	--
Total long-term liabilities	213,311	208,098
Total liabilities	241,703	235,385
Members’ equity:
Members’ equity	60,954	60,299
Total members' equity	60,954	60,299
Total liabilities and members' equity	$302,657	$295,684

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	July 30,	July 24,
	2006	2005
Revenues	(in thousands)
Casino	$42,455	$42,789
Rooms	2,766	1,538
Food, beverage and other	5,185	5,146
Gross revenues	50,406	49,473
Less promotional allowances	(10,791)	(10,117)
Net revenues	39,615	39,356
Operating expenses
Casino	5,573	6,131
Gaming taxes	8,301	8,297
Rooms	508	380
Food, beverage and other	1,830	1,196
Facilities	2,068	1,838
Marketing and administrative	10,180	9,222
Management fees	1,745	1,839
Depreciation and amortization	3,921	3,056
Total operating expenses	34,126	31,959
Operating income	5,489	7,397
Interest expense, net	(3,670)	(2,740)
Other income	--	589
Income before income taxes	1,819	5,246
Income tax benefit	672	123
Net income	$2,491	$5,369

American Racing and Entertainment, L.L.C.

Summarized financial information for the three months ended June 30, 2006 for American Racing and Entertainment, LLC is presented below:

Gross Revenue	$704,216
Total Expenses	$5,622,753
Minority Interest	$(131,739)
Net loss	$(4,786,798)

Note 5.   Notes Receivable

Notes Receivable - Related Parties

Clay County Holdings, Inc.

At July 30, 2006, we have a note receivable of $1,741,621 from Clay County Holdings, Inc. ("CCH"). The note bears interest at 12% per annum. The note was modified effective October 23, 2005 to provide for a maturity date of October 31, 2010. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. CCH is our largest shareholder, beneficially owning approximately 14% of our total outstanding common stock as of April 30, 2006.

Service Interactive, Inc.

At July 30, 2006, we have a note receivable of $1,779,445 from Service Interactive, Inc. ("SI"). The note bears interest of 12% per annum. The note was modified effective October 23, 2005 to provide for a maturity date of October 31, 2010. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and our former director was involved in SI.

American Racing and Entertainment, LLC

At July 30, 2006, we have a note receivable of $600,000 from American Racing. The note does not bear any interest. Each member of American Racing Joint Venture agreed to fund their portion of a short-term loan of $1.5 million which is equivalent to each member’s ownership percentage.

Sunrise Land and Mineral Corporation

At July 30, 2006, we have a note receivable of $116,033 from Sunrise. The note bears interest of 12% per annum. The note receivable is secured by a deed of trust lien on 300 acres of land in Nevada County, California owned by Sunrise.

Quest Entertainment, Inc.

At July 30, 2006, we have a note receivable of $200,000 from Quest Entertainment, Inc. ("Quest"). The note bears interest at 12% per annum. The note is due on September 15, 2006. As of September 7, 2006, this note was reduced to $150,000. Our Chief Executive Officer serves on the Board of Quest.

Notes Receivable - Development Projects

At July 30, 2006, we have notes receivable of $22,886,880 related to the development of gaming/entertainment projects. Of this amount, $ 3.2 million is represented by a note receivable from a third party which bears interest at a rate of 10% and is payable on or before ten years from the date of the note, with earlier repayment required out of cash flow from operation of such gaming/entertainment project. Additionally, approximately $3.1 million of the notes receivable is related to a Native-American gaming development project. A development agreement has been entered into with an Indian tribe and we are making advances to fund the tribe's federal recognition efforts and administrative expenses. This note bears interest at 10% per annum. The note is payable from the first proceeds of the development loan or future revenues from the tribe's economic enterprises, including any gaming facility.

Through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we currently own a 30% interest in Buena Vista Development in exchange for an approximate $14.8 million loan and $189,800 initial equity investment. This note bears an interest rate of prime plus 1%.

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

Note 6.   Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations are as follows:

	July 30,	April 30,
	2006	2006
$55.0 million Revolving Credit Facility, 8.5% interest, maturing June 2008	$55,000,000	$52,000,000
$3.3 million Note Payable, 11% interest, maturing June 2008	3,272,500	3,272,500
$5.9 million Note Payable, LIBOR plus 450 basis points interest, quarterly payment equal to distribution from IC-BH until it is
paid in full	2,587,557	3,283,907
$2 million Note Payable, LIBOR plus 425 basis points interest,
amortizing for 60 months with final payment due in January 2010	1,750,000	1,875,000
Automobile Loan, 7.5% interest, amortizing for 60 months with
final payment due in October 2010	33,589	35,253
Total	62,643,646	60,466,660
Less: current maturities	(3,094,660)	(3,779,345)
Total long-term financing obligations	$59,548,986	$56,687,315

The Revolving Credit Facility is secured by our interest in IC-BH and substantially all of our other assets. In addition, we granted to the lender certain pledges and security interests in and to all of our interests in the equity securities of our subsidiaries. Amounts borrowed under the Credit Facility are guaranteed on a joint and several basis by certain of our wholly owned subsidiaries, Black Hawk Gold, Ltd., Gold River, LLC, Nevada Gold BVR, LLC and Nevada Gold NY, Inc. Such guarantees are full and unconditional. The subsidiary guarantors also granted certain pledges and security interests in certain of their assets.

Note 7.   Stock-Based Compensation

Adoption of SFAS 123(R)

At July 30, 2006, the Company had a share-based compensation plan, which is described below.  Prior to May 1, 2006, we accounted for the plan under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in our Consolidated Statements of Operations prior to May 1, 2006, as all options granted under the plan had an exercise price equal to or more than the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the three months ended July 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in our Consolidated Statements of Operations for the three months ended July 30, 2006 is presented in the following table:

Three Months Ended
July 30, 2006
Stock options	$33,627
Less: Related tax benefit	12,264
Total share-based compensation expense, net of tax	$21,363

For the three months ended July 24, 2005, we did not grant any stock options, and no previously issued stock options vested. Thus, no pro forma stock-based compensation information has been provided.

As a result of adopting SFAS No. 123(R) on May 1, 2006, our loss before income tax benefits and net loss were higher by $33,627 and $21,363, respectively, for the three months ended July 30, 2006, than if we had continued to account for share-based compensation under APB No. 25. Net loss per basic and diluted common share are not affected for the three months ended July 30, 2006, than if we had not adopted SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for the three months ended July 30, 2006, the $1,957 excess tax benefit from the exercise of stock options classified as a financing cash flow would have been classified as an operating cash flow if we had not adopted SFAS No. 123(R).

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at July 30, 2006, 637,299 shares were available for grant. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	The incentive stock option plan allowed for the issuance of up to 3.25 million stock options

•	For stock options, the exercise price of the award must equal the fair market value of the stock on the date of grant, and the maximum term of such an award is ten years

To date, the Committee has only awarded stock options under the plan. Our practice has been to issue new shares upon the exercise of stock options. Stock option rights granted prior fiscal year 2006 under the plan generally have 5-year terms and are fully vested and exercisable immediately. Stock option rights granted in fiscal year 2006 generally have 3-year or 5-year terms and are exercisable in three or five equal annual installments.

As of July 30, 2006, the number of stock options available for grant under the plan was 637,299 shares. A summary of activity under the Company’s share-based payment plans for the three months ended July 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at May 1, 2006	1,121,800	$8.82
Granted	-	-
Exercised	(900)	2.75
Forfeited or expired	-	-

Outstanding at July 30, 2006	1,120,900	8.83	2.3	$487,959

Exercisable at July 30, 2006	980,900	$8.57	2.0	$487,959

The total intrinsic value of stock exercised during the three month periods ended July 30, 2006 and July 24, 2005 was $6,075 and $42,950, respectively. The total income tax benefits from stock option exercises during the three month periods ended July 30, 2006 and July 24, 2005 were $1,957 and $14,603, respectively. As of July 30, 2006, there was a total of $433,124 of unamortized compensation related to stock, which cost is expected to be recognized over a weighted-average period of 3.2 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

Three Months Ended
July 30, 2006

Expected volatility	63.0%
Expected term	2.5
Expected dividend yield	-
Risk-free interest rate	4.50%
Forfeiture rate	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for US Treasury instruments with maturities matching the relevant expected term of the award.

Restricted Stock Grants

During the three months ended July 30, 2006, we issued 10,000 shares of our restricted common stock to a financial consulting firm for their consulting services. The 10,000 shares of restricted stock were recognized as a consulting expense based on the fair value of our common stock on the dates of issuance. The total expenses recorded were $73,750.

A summary of the activity of the Company's restricted stock is presented in the following tables.

	Three Months Ended July 30, 2006
	Shares	Weighted Average Grant Date FairValue

Nonvested - May 1, 2006	-	$-
Granted	10,000	7.38
Vested	10,000	7.38
Nonvested - July 30, 2006	-	$-

Note 8. Stockholders’ Equity

Stock Repurchase

During the three months ended July 30, 2006, we repurchased 40,800 shares of common stock at a total cost of $363,093, leaving 11,300 shares available under our stock buyback program. We repurchased 511,500 shares of common stock at a total cost of $5,459,603 in the three months ended July 24, 2005.

Note 9. Comprehensive Income

Comprehensive income (loss) consisted of the following:

	Three Months Ended
	July 30, 2006	July 24, 2006
Net income (loss)	$(1,835,063)	$1,750,871
Other comprehensive income (loss)
Unrealized gain on securities available for sale	16,803	31,492
Comprehensive income (loss)	$(1,818,260)	$1,782,363

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Three Months Ended
	July 30,	July 24,
	2006	2005
Numerator:
Basic:
Net income (loss) available to common
stockholders	$(1,835,063)	$1,750,871

Diluted:
Net income (loss) available to common
stockholders	$(1,835,063)	$1,750,871
Add: interest on convertible debt	--	23,604
Net income (loss) available to common
stockholders	$(1,835,063)	$1,774,475

Denominator:
Basic weighted average number of
common shares outstanding	12,937,331	13,018,868
Dilutive effect of common stock
options and warrants	--	314,224
Dilutive effect of convertible debt	--	657,481
Diluted weighted average number of
common shares outstanding	12,937,331	13,990,573

Earnings (loss) per share:
Net income (loss) per common
share - basic	$(0.14)	$0.13
Net income (loss) per common
share - diluted	$(0.14)	$0.13

For the three month period ended July 30, 2006, potential dilutive common shares issuable under options of 1,120,900 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

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

	As of and for the Three Months Ended
	July 30, 2006
	Gaming	Other	Totals
Net revenue	$3,474,756	$16,903	$3,491,659
Segment loss	(2,664,360)	(161,812)	(2,826,172)
Segment assets	77,470,927	5,596,101	83,067,028
Equity investment:			-
Isle of Capri-Black Hawk, L.L.C.	21,450,410	--	21,450,410
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	12,175,787	--	12,175,787
Buena Vista Development Company, L.L.C	178,622	--	178,622
Sunrise Land and Mineral Corporation	405,190	--	405,190
Depreciation and amortization	260,003	2,149	262,152
Addition to property and equipment	90,618	--	90,618
Interest expense, net	862,107	--	862,107
Income tax benefit	934,364	56,745	991,109
Earnings from Isle of Capri-Black Hawk, L.L.C.	1,071,044	--	1,071,044
Earnings from Buena Vista Development Company, L.L.C.	1,869	--	1,869
Loss from American Racing and Entertainment, L.L.C.	(1,914,719)	--	(1,914,719)
Earnings from Sunrise Land and Mineral Corporation	--	26,250	26,250

	As of and for the Three Months Ended
	July 24, 2005
	Gaming	Other	Totals
Net revenue	$3,728,902	$16,757	$3,745,659
Segment profit (loss)	2,834,418	(84,424)	2,749,994
Segment assets	58,840,988	5,695,765	64,536,753
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	19,337,373	--	19,337,373
Route 66 Casinos, L.L.C.	4,076,526	--	4,076,526
Buena Vista Development Company, L.L.C	189,800	--	189,800
Sunrise Land and Mineral Corporation	--	320,607	320,607
Depreciation and amortization	83,698	5,397	89,095
Addition to property and equipment	477,274	--	477,274
Interest expense, net	342,144	--	342,144
Income tax benefit (expense)	(1,029,796)	30,673	(999,123)
Earnings from Isle of Capri-Black Hawk, L.L.C.	2,308,941	--	2,308,941
Earnings from Route 66 Casinos, L.L.C.	437,221	--	437,221

Reconciliation of reportable segment assets to our consolidated totals is as follows:

July 30,
2006
Total assets for reportable segments	$83,067,028
Cash not allocated to segments	3,759,296
Notes receivable not allocated to segments	3,837,099
Other assets not allocated to segments	2,444,141
Total assets	$93,107,564

Note 12. Other Assets and Other Liabilities

Other assets

Other assets consist of the following:

	July 30, 2006	April 30, 2006
Accrued interest receivable	$3,018,756	$2,378,809
Deferred loan issue cost, net	1,168,171	1,223,041
Other assets	$4,186,927	$3,601,850

Other long-term liabilities

Other liabilities consist of the following:

	July 30, 2006	April 30, 2006
Guaranty (see Note13)	$4,610,000	$--
Other liabilities	762,973	157,633
Other liabilities	$5,372,973	$157,633

Note 13.   Commitments and Contingencies

We have guaranteed approximately $13 million of mortgage debt of a subsidiary of American Racing. Also, through our wholly-owned subsidiary, Nevada Gold NY., Inc, we have an indirect guarantee of $8 million of American Racing’s $20 million senior debt. The mortgage debt facility and the senior debt are essentially bridge financing secured by the Tioga Downs and Vernon Downs facilities. The mortgage note matures on September 30, 2006 and may be extended for a period of six months. The senior debt facility matures on April 1, 2007. We assessed its obligations under the guarantees on these debt instruments pursuant to the provisions of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” An initial liability of $4,610,000 has been recorded for these guarantees using expected present value measurement techniques and is included in other liabilities in the accompanying Consolidated Balance Sheet.

In addition, we have guaranteed River Rock Casino’s operating lease for approximately $472,000. We have also guaranteed debt of $84,000 to third parties on behalf of SI for the performance of the repayment obligations. In the event of SI's nonperformance under the terms of the obligations, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt. At July 30, 2006, we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $538,000.

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

Note 14. Legal Proceedings

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

We initiated arbitration proceedings pursuant to the Route 66 Casinos Operating Agreement; however, The Gillmann Group and Mr. Gillmann refused to participate on the basis that they believed the operating agreement was invalid. We then filed a lawsuit in state district court on October 3, 2002, in Harris County, Texas ( Nevada Gold & Casinos, Inc. v. American Heritage, Inc., et al. (No. 2002-51378)) (the "Texas Litigation"), initially seeking to recover payment pursuant to the promissory note. We amended our claims to include breach of contract, breach of fiduciary duty, fraud and other claims related to The Gillmann Group's repudiation of the Route 66 Casinos Operating Agreement.

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

In late January 2006, we learned, through discovery in the litigation, that in November 2005, the Gillmann Group, without our knowledge or consent, sold to the Laguna Development Corporation ("LDC") the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. On January 30, 2006, we obtained a temporary restraining order freezing the proceeds of the sale of the equipment and other property subject to the equipment leases. According to testimony taken on February 4, 2006, after liens on the gaming devices were paid off, the Gillmann Group received the net amount of approximately $12.0 million. The equipment leases were terminated in connection with the transaction.

On April 13, 2006, following the trial on the merits, the jury returned its verdict in the Texas Litigation. The jury found that (1) Nevada Gold and American Heritage intended to be bound by the Amended and Restated Operating Agreement (the "Contract"); (2) American Heritage breached the Contract; (3) the breach by American Heritage was not excused; (4) Nevada Gold did not fraudulently induce American Heritage to enter into the Contract; (5) American Heritage returned to Nevada Gold everything of value that American Heritage received from Nevada Gold under the Contract; (6) Nevada Gold suffered damages of approximately $8.3 million as a result of the breach by American Heritage; and (7) Fred Gillmann, who is the President and sole shareholder of American Heritage, is personally responsible for the conduct of American Heritage.

Following the jury's verdict, Nevada Gold and the Defendants filed competing motions for the entry of judgment by the Court. On August 10, 2006, the Court indicated orally that it would enter judgment on behalf of Nevada Gold against the Defendant American Heritage (not the Defendant Fred Gillmann) for the verdict of approximately $8.3 million. The Court has not yet entered a final form of judgment, as the parties are currently litigating the issue of the prejudgment interest to be added to the judgment against American Heritage.

Rinaldo Corporation

On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against us in the Superior Court of the State of California (No. S-1500-CV 253969 AEW). According to the Complaint, Rinaldo Corporation ("Rinaldo") and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that we and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks more than $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring us and the other defendants from engaging in further acts of alleged interference. On October 29, 2004, Rinaldo filed its First Amended Complaint. We demurred to Rinaldo's First Amended Complaint, and, at a hearing on January 5, 2005, the court orally sustained our demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others. After Rinaldo amended, we answered, generally denying Rinaldo's allegations. Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity. On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend. In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, to which Torkelson and Derry demurred again. On August 4, 2005, the court sustained their demurrer without leave to amend, dismissing them in their personal capacities from the case. Subsequently, Rinaldo voluntarily dismissed Torkelson and Derry in their business capacities, leaving Nevada Gold as the only remaining defendant.

In November 2005, Nevada Gold moved for summary judgment against Rinaldo, and the Court ruled on that motion on February 21, 2006. The Court dismissed all of Rinaldo's claims for tortious interference with contract, holding that the development contract on which Rinaldo had based those claims was invalid as a matter of law. The Court also dismissed Rinaldo's claim for damages under the California unfair competition statute. After the ruling, only Rinaldo's claims for tortious interference with prospective economic relations, civil conspiracy, and injunctive relief under the unfair competition statute remain.

Trial in this case is currently scheduled for January 16, 2007. In the meantime, we have filed a renewed motion for summary judgment seeking to dispose of Rinaldo's single remaining claim. That motion is set to be heard in December 2006. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2006 filed on Form 10-K with the Securities and Exchange Commission.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended April 30, 2006.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing, developing and managing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California, Oklahoma and New York. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. In December 2005, IC-BH completed a $94.0 million capital expansion for IC-BH’s Colorado properties adding approximately 350 slot machines, 160 hotel rooms, and a new restaurant which should increase our future earnings from IC-BH. In fiscal year 2004, DCC began receiving a credit enhancement fee from the River Rock Casino. We own 69% of and consolidate DCC. River Rock Casino completed the construction of a parking garage in December 2004 which increased their parking capacity from approximately 500 spaces to 1,642 spaces which will accommodate up to approximately 2,100 customer vehicles when operated by a valet service during peak demand periods. We believe River Rock Casino’s revenues will increase with these additional parking spaces which will in turn increase our credit enhancement fees. Accordingly, we believe that credit enhancement fees will become a larger contributor to our future revenues and earnings. We expect to receive credit enhancement fees through May 2008 from River Rock Casino. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH and anticipate the casino will also add to our future revenues and earnings. In addition, we also own a 40% interest in American Racing, which is developing racing facilities which will offer harness racing and VLTs to its gaming customers. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs can be expected to increase. Our net revenues were $3.5 million and $3.7 million for the three month periods ended July 30, 2006 and July 24, 2005, respectively.

When compared to the three month period ended July 24, 2005, the three month period ended July 30, 2006 was impacted by the following items:

- Recording our equity in the loss from our 40% interest in American Racing in the fiscal 2007 period. Vernon Downs was in a preopening phase during this period and Tioga Downs was only operational on racing for only the final three weeks of the period.

- The discontinuation of estimated earnings contributions related to Route 66 Casinos, LLC, due to the sale and termination of equipment leases.

- Lower than expected earnings from IC-BH.

COMPARISON OF THE THREE MONTHS ENDED JULY 30, 2006 AND JULY 24, 2005

Net revenues. Net revenues decreased 6.8%, or $254,000, for the three month period ended July 30, 2006 compared to the period ended July 24, 2005. In the three month period ended July 30, 2006, credit enhancement fees increased 1.5%, or $28,000, compared to the three month period ended July 24, 2005. Net revenues from the Colorado Grande decreased 21.9% or $519,000, and promotional allowance decreased 43.6%, or $237,000, for the three month period ended July 30, 2006 compared to the period ended July 24, 2005. The net revenue decrease is attributable to a 25% decrease in slot coin-ins.

Total operating expenses. Total operating expenses increased 36.8% or $1.1 million, for the three month period ended July 30, 2006 compared to July 24, 2005. Of the increase, $672,000 is primarily the result of higher legal costs related to litigation. We also experienced $473,000 of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations, and increased overhead costs related to business expansion.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates decreased 129.7%, or $3.6 million, for the three month period ended July 30, 2006 compared to the three month period ended July 24, 2005. Earnings of IC-BH decreased 53.6% or $1.2 million. IC-BH’s net revenues increased 1%, or $259,000 for the three month period ended July 30, 2006 compared to the three month period ended July 24, 2005. This increase was primarily due to an increase in room revenues resulting from the completion of the second hotel tower. However, such increase was offset by a $2.2 million increase in operating expenses and a $930,000 increase in interest expense, net. For Route 66 Casinos, we learned in January 2006, through discovery in the litigation, that in November, 2005 the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. The equipment leases were terminated in connection with the transaction. Therefore, effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings related to Route 66 Casinos due and the termination of the equipment leases, which lowered our earnings from unconsolidated affiliates by approximately $400,000 (also see Part II, Item 1.) Equity in earnings of Sunrise was $26,000 for the three month period ended July 30, 2006. During the three month period ended July 30, 2006, we recorded equity in loss of American Racing of $1.9 million which is primarily attributable to preopening expenses related to the Tioga Downs and Vernon Downs projects.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 77.3%, or $565,000, for the three month period ended July 30, 2006 compared to the three month period ended July 24, 2005. The increase is primarily due to a higher weighted average debt balance. Interest income increased 31.9%, or $140,000, for the three month period ended July 30, 2006 compared to the three month period ended July 24, 2005. The increase is primarily due to a higher weighted average note receivable balance. Amortization of loan issue cost was $145,000 and $50,000 for the three month periods ended July 30, 2006 and July 24, 2005, respectively.

Net income (loss). Net income (loss) was ($1.8 million) and $1.8 million for the three month periods ended July 30, 2006 and July 24, 2005, respectively. The decrease of $3.6 million is primarily related to the $1.2 million decrease in earnings from IC-BH, the $1.9 million loss from American Racing, the discontinuation of recording earnings from Route 66, the $520,000 increase in interest expense, net, higher overall corporate expenses and higher casino operating and marketing expenses as a percentage of casino revenue related to the repositioning of the Colorado Grande Casino after the $2.0 million renovation project was completed at the end of the second quarter of fiscal 2006. The effective tax rate for the three month periods ended July 30, 2006 and July 24, 2005 was 35.1% and 36.3%, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three month periods ended July 30, 2006 and July 24, 2005:

	Three Months Ended
	July 30,	July 24,
	2006	2005
Net cash provided by (used in):
Operating activities	$(667,670)	$1,906,918
Investing activities	(2,278,698)	(18,366,809)
Financing activities	1,359,510	16,176,507

Operating activities. Net cash used in operating activities during the three month period ended July 30, 2006 increased to $667,000 compared to $1.9 million of net cash provided by operating activities during the three month period ended July 24, 2005. The $2.6 million decrease in cash flow is mainly due to higher operating costs. During the three month period ended July 30, 2006, we received $1.9 million of credit enhancement fees from River Rock Casino and $767,000 in distributions from IC-BH. We applied the distributions from IC-BH to repay a portion of the $5.9 million note payable to IC-BH related to our purchase of the Colorado Grande Casino.

Investing activities. Net cash used in investing activities during the three month period ended July 30, 2006 decreased by $16.1 million compared to the three month period ended July 24, 2005. The decrease was primarily due to a decrease in the amount of loans made to gaming projects. During the three months ended July 30, 2006, we made loans totaling $820,000 to other gaming projects, and we put up a $1,050,000 Certificate of Deposit to guarantee a $1 million operating line of credit for American Racing.

Financing activities. Net cash provided by financing activities during the three month period ended July 30, 2006 decreased by $14.8 million compared to the three month period ended July 24, 2005. In the three month period ended July 30, 2006, we received $3.0 million in borrowings from our $55.0 million credit facility. We repurchased 40,800 shares of our common stock in the open market, at a total purchase price of $363,000, and we distributed $369,000 to the minority interest owners of DCC. We also repaid $823,000 on our term loans.

Future Sources and Uses of Cash (more info from operation for future uses of cash)

We expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to existing and future development projects and acquisitions;

-	debt service requirements;

-	working capital requirements; and

-	funding our portion of the pre-opening costs at Vernon Downs.

At July 30, 2006, outstanding indebtedness under our credit facilities totaled $62.6 million. We have guaranteed approximately $13 million of mortgage debt of a subsidiary of American Racing. Also, through our wholly-owned subsidiary, Nevada Gold NY., Inc, we have an indirect guarantee of $8 million of American Racing’s $20 million senior debt. In addition, we have lease guarantees of approximately $472,000 relating to the River Rock Casino project and we have guaranteed debt of approximately $84,000 of an affiliated company. Historically, tax distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from our notes receivable have been sufficient to satisfy our current debt obligations and working capital needs. However, we are now applying our quarterly distributions from IC-BH to the repayment of interest and principal due on the $5.9 million note which will expect to continue until the end of fiscal 2007. At July 30, 2006, the balance of the note payable to IC-BH was $2.6 million. Until this note is repaid, we will be relying solely on credit enhancement fees from the River Rock Casino, cash flow from the Colorado Grande Casino, and the loan repayments from our notes receivable to satisfy our current debt obligations and working capital needs.

On July 30, 2006, we had cash and cash equivalents of $2.7 million.

We currently expect funds generated from our operating activities, together with existing cash and cash equivalents, and expected loan repayments from our notes receivable, will be adequate to fund our ongoing operating and debt service requirements.

Off-Balance Sheet Arrangements

As of July 30, 2006, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, including a guarantee of $84,000 of indebtedness of an affiliate, and a guarantee of operating lease payments for River Rock Casino in the amount of $472,000.

In the event of nonperformance by SI and River Rock Casino under the terms of the obligations, our maximum potential future payment under these guarantees will be equal to the carrying amount of the liabilities. As of July 30, 2006, our maximum potential future payment under these guarantees was $556,000.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described in more detail in our Form 10-K/A filed on August 8, 2006, we identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in connection with the work related to Management’s Annual Report on Internal Control over Financial Reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2006, our disclosure controls and procedures were not effective. Because the control deficiencies leading to such material weaknesses were still present as of July 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We have outlined a number of initiatives, as discussed below, that we believe will remediate these material weaknesses in fiscal year 2007.

-	performance of a more in−depth and comprehensive review of the earnings per share computation as it relates to fully dilutive shares,
-	engagement of outside advisors to assist in evaluating and recording the tax implications of all transactions involving, but not limited to, purchase accounting,
-	consideration will be given to hiring a financial reporting manager to provide an additional level of review, and ensure that we are in compliance with all financial statement disclosure requirements.

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

We initiated arbitration proceedings pursuant to the Route 66 Casinos Operating Agreement; however, The Gillmann Group and Mr. Gillmann refused to participate on the basis that they believed the operating agreement was invalid. We then filed a lawsuit in state district court on October 3, 2002, in Harris County, Texas ( Nevada Gold & Casinos, Inc. v. American Heritage, Inc., et al. (No. 2002-51378)) (the "Texas Litigation"), initially seeking to recover payment pursuant to the promissory note. We amended our claims to include breach of contract, breach of fiduciary duty, fraud and other claims related to The Gillmann Group's repudiation of the Route 66 Casinos Operating Agreement.

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

In late January 2006, we learned, through discovery in the litigation, that in November 2005, the Gillmann Group, without our knowledge or consent, sold to the Laguna Development Corporation ("LDC") the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. On January 30, 2006, we obtained a temporary restraining order freezing the proceeds of the sale of the equipment and other property subject to the equipment leases. According to testimony taken on February 4, 2006, after liens on the gaming devices were paid off, the Gillmann Group received the net amount of approximately $12.0 million. The equipment leases were terminated in connection with the transaction.

On April 13, 2006, following the trial on the merits, the jury returned its verdict in the Texas Litigation. The jury found that (1) Nevada Gold and American Heritage intended to be bound by the Amended and Restated Operating Agreement (the "Contract"); (2) American Heritage breached the Contract; (3) the breach by American Heritage was not excused; (4) Nevada Gold did not fraudulently induce American Heritage to enter into the Contract; (5) American Heritage returned to Nevada Gold everything of value that American Heritage received from Nevada Gold under the Contract; (6) Nevada Gold suffered damages of approximately $8.3 million as a result of the breach by American Heritage; and (7) Fred Gillmann, who is the President and sole shareholder of American Heritage, is personally responsible for the conduct of American Heritage.

Following the jury's verdict, Nevada Gold and the Defendants filed competing motions for the entry of judgment by the Court. On August 10, 2006, the Court indicated orally that it would enter judgment on behalf of Nevada Gold against Defendant American Heritage (not the Defendant Fred Gillmann) for the verdict of approximately $8.3 million. The Court has not yet entered a final form of judgment, as the parties are currently litigating the issue of the prejudgment interest to be added to the judgment against American Heritage.

Rinaldo Corporation

On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against us in the Superior Court of the State of California (No. S-1500-CV 253969 AEW). According to the Complaint, Rinaldo Corporation ("Rinaldo") and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that we and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy and seeks more than $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring us and the other defendants from engaging in further acts of alleged interference. On October 29, 2004, Rinaldo filed its First Amended Complaint. We demurred to Rinaldo's First Amended Complaint, and, at a hearing on January 5, 2005, the court orally sustained our demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others. After Rinaldo amended, we answered, generally denying Rinaldo's allegations. Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity. On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend. In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, to which Torkelson and Derry demurred again. On August 4, 2005, the court sustained their demurrer without leave to amend, dismissing them in their personal capacities from the case. Subsequently, Rinaldo voluntarily dismissed Torkelson and Derry in their business capacities, leaving Nevada Gold as the only remaining defendant.

In November 2005, Nevada Gold moved for summary judgment against Rinaldo, and the Court ruled on that motion on February 21, 2006. The Court dismissed all of Rinaldo's claims for tortious interference with contract, holding that the development contract on which Rinaldo had based those claims was invalid as a matter of law. The Court also dismissed Rinaldo's claim for damages under the California unfair competition statute. After the ruling, only Rinaldo's claims for tortious interference with prospective economic relations, civil conspiracy, and injunctive relief under the unfair competition statute remain.

Trial in this case is currently scheduled for January 16, 2007. In the meantime, we have filed a renewed motion for summary judgment seeking to dispose of Rinaldo's single remaining claim. That motion is set to be heard in December 2006. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, as amended, in response to Item 1A of Part 1 to our Form 10-K, as amended.

The risk factor titled "We could incur substantial liabilities if pending material litigation is resolved unfavorably" in our Annual Report on Form 10-K for the year ended April 30, 2006, as amended, is amended in its entirety by the following text.

We are currently a defendant in litigation instituted by Rinaldo Corporation, which if concluded adversely to our interests, could adversely affect our operating results.  We strongly dispute the allegations of the Rinaldo Corporation and believe we have strong defenses.  We will vigorously defend the lawsuit.  We cannot quantify the potential impact that an unfavorable outcome of the damages claim could have on our financial condition, results of operations or liquidity, however, based on Rinaldo Corporation's assertions and claim for damages, it could be material. See Part II, Item 1 of this Form 10-Q for a description of the litigation and the damages claimed.

We, as the plaintiff, recently concluded a trial involving the Route 66 Casino venture. See Part II, Item 1 of this Form 10-Q for a description of the litigation and the jury's verdict. Following the jury’s verdict, we and the Defendants filed competing motions for the entry of judgment by the Court. On August 10, 2006, the Court indicated orally that it would enter judgment on our behalf against Defendant American Heritage (not the Defendant Fred Grillman) for the verdict of approximately $8.3 million. The Court has not yet entered a final form of judgment, as the parties are currently litigating the issue of the prejudgment interest to be added to the judgment against American Heritage.

The Court's judgment may be subject to appeal and will not be a final judgment until it is no longer appealable. If the judgment is appealed by either party, we cannot predict how long the appeals process will be. If, despite the Court's oral indications that it will enter judgment on our behalf against Defendant American Heritage for the verdict of approximately $8.3 million, the Court enters a final judgment in both of the Defendants' favor, there will be a material, adverse affect on our financial result since we will have to reverse the earnings previously recorded from the Route 66 Casinos venture of approximately $3.8 million. If the Court, as it has orally indicated, enters a final judgment in our favor against Defendant American Heritage, and we are able to collect the judgment from the Defendant American Heritage, we will realize the amounts collected on the judgment in excess of the $3.8 million previously recorded, as gain on litigation. The Court has indicated orally that it will enter judgment on our behalf against Defendant American Heritage as discussed above; however, we can not predict whether a final judgment on our behalf will be entered as indicated or whether or not we will be able to collect from the Defendant American Heritage if a final judgment is entered in our favor.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 30, 2006, we repurchased 40,800 shares of our common stock in the open market at an average price of $8.90 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under The Plan or Programs

May 1, 2006 through May 28, 2006	36,900	$9.04	36,900	15,200
May 29, 2006 through , July 2, 2006	3,900	$7.54	3,900	11,300
Total	40,800	$8.90	40,800

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

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the company's definitive proxy statement filed on Schedule 14A on July 30, 2001)
3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.
3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)
3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s From 10-QSB filed August 14, 2002)
4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)
4.5	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the company’s Form S-8, file no. 333-126027)
10.1	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)
10.2
First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K filed July 14, 2004)

10.3	License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)
10.4	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s form 10-QSB, filed February 14, 2002)
10.5	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to Form S-8, file no. 333-126027)
10.9	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C
10.10	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.
10.11	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C.
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

10.16 (**)
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

10.19 (**)
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

10.20 (**)
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

10.22	Employment Agreement dated December 7, 2005, by and between Alan J. Greenstein and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.22 to Form 10-Q filed March 3, 2006)
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

Nevada Gold & Casinos, Inc.

By: /s/ Alan J. Greenstein
Alan J. Greenstein, Chief Financial Officer

Date: September 8, 2006

INDEX TO EXHIBITS

Exhibit No.	Document

2.1
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C.(filed previously as Exhibit 2.1 of to the Company’s Form 8-K, filed April 29, 2005)

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the company's definitive proxy statement filed on Schedule 14A on July 30, 2001)
3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.
3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)
3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s From 10-QSB filed August 14, 2002)
4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)
4.5	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the company’s Form S-8, file no. 333-126027)
10.1	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)
10.2
First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K filed July 14, 2004)

10.3	License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)
10.4	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s form 10-QSB, filed February 14, 2002)
10.5	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to Form S-8, file no. 333-126027)
10.9	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C
10.10	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.
10.11	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C.
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

10.19 (**)
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

10.20 (**)
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

10.22	Employment Agreement dated December 7, 2005, by and between Alan J. Greenstein and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.22 to Form 10-Q filed March 3, 2006)
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