Form 10-K/A
period 2006-04-30
NEVADA GOLD & CASINOS INC
filed 2006-09-12
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K/A
(Amendment No. 2)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-26686

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

Title of each class
Common stock, $0.12 par value

Name of each exchange on which registered
The American Stock Exchange

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

As of September 1, 2006, the registrant had 12,940,430 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On July 31, 2006, we filed the Annual Report on Form 10-K for Nevada Gold & Casinos, Inc. (the “Company”) for the fiscal year ended April 30, 2006. The information required by Part III of such report was not set forth therein and was to be incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders. This Amendment No. 2 to the Annual Report on Form 10-K/A is being filed solely to include the information that was previously intended to have been so incorporated by reference. As a result, this Amendment No. 2 to the Annual Report on Form 10-K/A may contain forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this Amendment No. 2 to the Annual Report on Form 10-K/A, Amendment No. 1 on Form 10-K/A, and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed or will file with the SEC after the original filing date.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-K/A Amendment No. 2 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

Part III

Item 10.  Directors and Executive Officers of Registrant

The Company’s directors and executive officers are as follows:

Name	Age	Position	Held Position Since
H. Thomas Winn	66	Chief Executive Officer	January 1994
Paul Burkett	84	Vice President & Director	October 1988
John Arnesen	59	President & Chief Operating Officer	October 2005
Alan J. Greenstein	47	Executive Vice President, Chief Financial Officer, & Secretary	December 2005
Donald A. Brennan	62	Vice President of Development	May 2001
Francis M. Ricci	63	Director	July 2003
Joseph A. Juliano	55	Director	September 2001
Wayne H. White	68	Director	July 2003
William G. Jayroe	49	Director	September 1995
John M. Gallaway	68	Director	November 2005

H. THOMAS WINN has been our chairman and CEO since January 1994. He was also our president from January 1994 through October, 2005. Mr. Winn is responsible for the transition of the Company from a mining business into a gaming and entertainment business. Since 1983, Mr. Winn has served as president of Aaminex Capital Corporation, a financial consulting and venture capital firm. Mr. Winn has formed numerous investment limited partnerships and capital formation ventures that range from motion pictures to commercial real estate and mining projects. Mr. Winn has been a director of Samaritan Pharmaceuticals, Inc. since 1999.

PAUL J. BURKETT has served as a director since October 1988 and as vice president of the Company since January 1994. Mr. Burkett served as our president from 1991 until January 1994. Mr. Burkett has been involved in the real estate and mining industry for over forty years. Since August 1999, Mr. Burkett has served as president of Goldfield Resources, Inc., one of our wholly owned subsidiaries. His business for the past five years has concentrated on independent mining and real estate ventures. In addition, Mr. Burkett serves as chairman of the board of trustees of the Joshua Tree Retreat Center, a 400-acre retreat located in Joshua Tree, California.

JOHN ARNESEN has served as our president and chief operating officer since October, 2005. From October 1999 until October 2005, Mr. Arnesen served as senior vice president of Resort Operations for Mohegan Sun. His past experience includes Carnival Gaming & Hospitality, Windjammer Cruises, Maximillion Casino Cruises, Trump Taj Mahal Resorts/Resorts International Hotel, Wyndam Hotel Sea World, Tropicana Resort and Caesar’s Tahoe.

ALAN J. GREENSTEIN has served as our executive vice president, chief financial officer and treasurer since December 2005 and as our Secretary since January 2006. From October 2003 until December 2005, Mr. Greenstein served as senior vice president and chief financial officer for Mohegan Sun. Mr. Greenstein was employed by Mohegan Sun from October 1999 to December 2005. Mr. Greenstein, a CPA has extensive experience having worked in multiple jurisdictions and various senior capacities with the Trump organization, Caesars and major banking institutions.

DONALD A. BRENNAN has served as our vice president of Development since May 2001. Mr. Brennan brings 38 years of hospitality experience to our organization, including amenity for master planned residential golf communities and golfing resort hotels and conference centers. Mr. Brennan holds an MBA from Southern Methodist University and a Bachelor’s degree in Hotel and Restaurant Administration from Cornell University. Mr. Brennan is the founder of Independent Private Clubs of America, Inc., and has served as its managing partner since 1994.

FRANCIS M. RICCI has served as a director since July 2003. Since 1991, Mr. Ricci has been involved in the ownership and management of several private companies serving as CEO or CFO, including Natural Swing Products Co., Premier Scale Company and starting in March 1998, Yes! Golf. Mr. Ricci practiced as a CPA for more than 20 years as an audit specialist for Deloitte & Touche, serving as a partner in the firm for 12 years. Mr. Ricci received his MBA and BS in accounting from the University of Montana.

JOSEPH A. JULIANO has served as a director since September 2001. From January 2005 until his retirement in December 2005, Mr. Juliano served as vice president Industry Relations — PepsiCo Food Service Division. From July 2003 until January 2005, Mr. Juliano served as senior vice president, Entertainment Sales and Industry Relations with Pepsi-Cola North America’s Fountain Beverage Sales. From 1996 until July 2003, Mr. Juliano served as vice president, Entertainment Sales with Pepsi-Cola North America’s Fountain Beverage Sales, and was responsible for Pepsi distribution and brand marketing initiatives in theatres, theme parks, theme restaurants, gaming venues and golf management companies including PGA of America. Mr. Juliano started with Pepsi in 1973 and has previously served as region manager, vice president of Fountain Sales — Eastern Division and as Area vice president of On-Premise Sales. Mr. Juliano received his BS and MBA in Marketing from St. John’s University.

WAYNE H. WHITE has served as a director since July 2003. From 1983 until his retirement in July 2002, Mr. White was an investment banker. Most recently, from 1996 until July 2002, Mr. White served as a member of the corporate finance department of Wells Fargo Securities. His duties included working on public and private offerings of equity, private placements of equity, merger and acquisitions, and the rendering of fairness opinions. Mr. White’s specialties were leisure industry sectors, including casinos, casino suppliers and restaurants. Mr. White received his BS in political science from the University of Utah, and his law degree from Hastings College of the Law in San Francisco. Mr. White has been a member of the Board of Directors of The Cheesecake Factory, Incorporated since 1992.

WILLIAM G. JAYROE has served as a director since September 1995 and was our secretary from March 1999 until June 2001. Mr. Jayroe has two decades of technology development, sales, and management expertise. Since May 2005, Mr. Jayroe has been the senior vice president South East Region of Enviance, Inc., a software solutions company headquartered out of Carlsbad, California.  From September 2001 until October 2003, Mr. Jayroe served as a senior vice-president of Digital Consulting and Southwest Services. From April 1999 until October 2000, Mr. Jayroe served as Executive Vice-President of Applied Technology Resources. Mr. Jayroe founded and has been the CEO of Hunter International Partners, LLC since September 1998. Mr. Jayroe has a BS in Industrial Distribution from Texas A&M.

JOHN M. GALLAWAY was appointed a director in November 2005 by the Board of Directors and has been nominated for election at the 2006 Annual Meeting. Mr. Gallaway served in the office of the Chairman of Isle of Capri Casinos from 2003-2005 and as president and chief operating officer of Isle of Capri Casinos from 1995 through 2003.

Director Independence

The Board of Directors has determined that each of Messrs. Ricci, White, Juliano, Jayroe and Gallaway are independent directors as defined in the listing standards of the American Stock Exchange. As part of its analysis, the Board of Directors determined that none of Messrs. Messrs. Ricci, White, Juliano, Jayroe or Gallaway has a direct or indirect material relationship with the Company that would interfere with the exercise of independent judgment.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the Company’s directors, executive officers and any persons holding ten percent or more of the Company’s common stock are required to report their ownership of common stock and any changes in that ownership to the SEC and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during the fiscal year ended April 30, 2006, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis, except set forth below. Due to administrative oversights, a Form 4 report was filed late by William G. Jayroe, a Form 3 and a Form 4 reports were filed late by Jonathan A. Arnesen, a Form 4 report was filed late by John M. Gallaway, a Form 4 report was filed late by Alan J. Greenstein, a Form 4 report was filed late by Paul J. Burkett, three Form 4 reports were filed late by Clay County Holdings, Inc., and a Form 4 report was filed late by Aaminex Capital Corporation.

Code of Ethics

We have adopted a Code of Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on our website at http://www.nevadagold.com, under Investor Relations — Investor Info. Changes to and waivers granted with respect to this Code of Ethics related to officers identified above, and other executive officers and directors of the Company that it is required to be disclosed pursuant to applicable rules and regulations of the Securities and Exchange Commission will also be posted on our website and a Current Report on Form 8-K will be filed within 4 business days of the change or waiver.

Audit Committee

The Audit Committee of the Board consists of three non-employee directors: Messrs. Ricci, White and Gallaway, each of whom is independent as defined in the listing standards of the American Stock Exchange. The Audit Committee engages the Company’s independent auditors, reviews the Company’s financial controls, evaluates the scope of the annual audit, reviews audit results, consults with management and the Company’s independent auditors prior to the presentation of financial statements to shareholders and, as appropriate, initiates inquiries into aspects of the Company’s internal accounting controls and financial affairs. The Audit Committee met four times in the fiscal year ended April 30, 2006. Each member attended at least 75% or more of the Audit Committee meetings held during the fiscal year ended April 30, 2006.

The Board has determined that Mr. Ricci is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended. Mr. Ricci is independent under the listing standards of the American Stock Exchange and also serves as chair of the Audit Committee.

Item 11.  Executive Compensation

Summary Compensation

The following table provides information about the compensation for our last three fiscal years (2006, 2005, and 2004) of our Chief Executive Officer, plus our three executive officers as of the end of fiscal 2006 and one additional individual who would have been among the four highest paid executive officers had she been employed as an executive officer at the end of fiscal 2006. This group is referred to herein as the Named Executive Officers.

	ANNUAL COMPENSATION			LONG TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR (1)	SALARY $	BONUS $	SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION (2) $

H. Thomas Winn	2006	377,885	13,462	--	923
CEO	2005	300,000	62,500	30,000	5,464
	2004	275,000	--	115,000	--

John Arnesen	2006	175,000	--	100,000	76,388
President and Chief Operating Officer	2005	-- (3)	--	--	--
	2004	-- (3)	--	--	--

Alan J. Greenstein	2006	79,615	--	50,000	9,135
EVP, CFO, Secretary and Treasurer	2005	-- (4)	--	--	--
	2004	-- (4)	--	--	--

Donald A. Brennan	2006	167,327	6,413	--	6,950
VP — Development	2005	166,750	6,948	10,000	7,002
	2004	146,813	6,042	30,000	4,696

Cathryn L. Porter	2006	219,054 (5)	9,615	--	1,743
Former General Counsel and Secretary	2005	208,333	5,508	25,000	1,483
	2004	--	--	--	--
______________________

(1)
Fiscal years 2005 and 2004 ended on March 31. In June, 2005 the Company changed its fiscal year end to the last Sunday in April. As a result, compensation data for fiscal 2006 includes the period April 1, 2005 through April 30, 2006.

(2)	Consists of matching funds received through participation in our employee 401(k) plan, car allowances, and relocation reimbursement.
(3)	Mr. Arnesen commenced employment with the Company on October 17, 2005.
(4)	Mr. Greenstein commenced employment with the Company on December 15, 2005.
(5)	Ms. Porter resigned from her positions with the Company effective January 8, 2006.

Options, Warrants, and Stock Appreciation Rights Granted

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended April 30, 2006, to our Named Executive Officers. No stock appreciation rights were issued during the fiscal year.

Individual Grants					Potential Realizable Value At Assumed Annual Rates of Stock Appreciation for Option Term (1)

Name	Number of Securities Underlying Options Granted	% of Total Options Granted To Employees in Fiscal Year	Exercise/ Base Price ($/Share)	Expiration Date	5% ($)	10% ($)

H. Thomas Winn	--	--	--	--	--	--
John Arnesen	100,000	66.7%	$10.79	08/31/2010	53,950	107,900
Alan J. Greenstein	50,000	33.3%	$10.54	12/07/2010	26,350	52,700
Donald A. Brennan	--	--	--	--	--	--
Cathryn L. Porter	--	--	--	--	--	--
______________________

(1)
These columns show the hypothetical gains of the options granted based on assumed annual compound stock price appreciation rates of 5% and 10% over the full five year term of the options. The 5% and 10% assumed rates are specified in the rules of the SEC and do not represent the Company’s estimated or projected future prices of the Company’s common stock.

Options Exercised

The following table sets forth information concerning options exercised during the fiscal year ended April 30, 2006 and option holdings as of April 30, 2006 with respect to our Named Executive Officers. No stock appreciation rights were outstanding at the end of the fiscal year.

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise(#)	Value Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
H. Thomas Winn	--	--	225,000	--	256,000	--
John Arnesen	--	--	20,000	80,000	--	--
Alan J. Greenstein	--	--	10,000	40,000	--	--
Donald A. Brennan	--	--	91,500	--	241,125	--
Cathryn L. Porter	--	--	--	--	--	--

The values of the unexercised options above are based on the difference between the exercise price of the options and the fair market value of our common stock at the end of the fiscal year ended April 30, 2006, which was $9.50 per share.

Compensation of Directors

The Company’s independent directors receive an annual fee of $16,000 for services they provide as directors or members of Board committees. The Chair of the Audit Committee receives an additional annual fee of $14,000. All directors are reimbursed for their reasonable expenses for attending Board and Board committee meetings. During the fiscal year ended April 30, 2006, we did not issue options to purchase our common stock to any of our directors. During the fiscal year ended April 30, 2006, Mr. Burkett received $49,846 as compensation for his services as vice president of the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of non-employee directors, Messrs. White, Ricci, Juliano and Gallaway. None of the members of the Compensation Committee has been or is an officer or employee of the Company. None of the Company’s executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on the Company’s Board or Compensation Committee. No member of the Company’s Board is an executive officer of a company in which one of the Company’s executive officers serves as a member of the board of directors or compensation committee of that company.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

Mr. Arnesen’s agreement is effective August 31, 2005, and he began his employment with the Company on October 17, 2005. The initial term of the agreement is from August 31, 2005 through August 31, 2010. Under the agreement, if the Company fails to give notice of an intent not to renew the agreement by August 31, 2009, the agreement automatically renews for an additional five-year term. Mr. Arnesen’s initial base salary is $325,000.

Mr. Arnesen will participate in an annual bonus program to be developed that will provide the opportunity for an annual bonus based upon achievement of financial and strategic goals to be established each year. The bonus potential ranges from 40% of his then-current annual salary for achieving 95% of the target plan to 100% of his then-current salary if 125% of the target plan is achieved. Mr. Arnesen was granted an option to purchase 100,000 shares of common stock in the Company, at an exercise price of $10.79 equal to the fair market value of the stock determined as of the date of the agreement. Of that grant, 20,000 shares immediately vest and the remaining 80,000 shares vest at a rate of 20,000 per year on each anniversary date of the agreement, if Mr. Arnesen is still employed on such date. The options expire on the fifth anniversary date of the Employment Agreement and are subject to the terms and conditions of the Company’s stock option plan. If the agreement reaches a second term, Mr. Arnesen will be granted an option to purchase an additional 100,000 shares with an exercise price equal to the fair market value of the stock determined as of the date of the grant. The options during the second term vest at a rate of 20% on the date of the grant and 20% on each annual anniversary of the second term, if Mr. Arnesen is still employed on such date.

Mr. Greenstein’s employment agreement was effective December 7, 2005, and he began his employment with the Company on December 15, 2005. The initial term of the agreement is from December 15, 2005 through December 14, 2010. Mr. Greenstein’s initial base salary is $225,000.

Mr. Greenstein will participate in an annual bonus program to be developed that will provide the opportunity for an annual bonus based upon achievement of financial and strategic goals to be established each year. The bonus potential ranges from 40% of his then-current annual salary for achieving 95% of the target plan to 100% of his then-current salary if 125% of the target plan is achieved. Mr. Greenstein was granted an option to purchase 50,000 shares of common stock in the Company, at an exercise price of $10.79 equal to the fair market value of the stock determined as of the date of the agreement. Of that grant, 10,000 shares immediately vest and the remaining 40,000 shares vest at a rate of 10,000 per year on each anniversary date of the agreement, if Mr. Greenstein is still employed on such date. The options expire on the fifth anniversary date of the Employment Agreement and are subject to the terms and conditions of the Company’s stock option plan. Mr. Greenstein will also receive certain benefits related to his relocation, including reimbursement of the consequential costs of selling his current home and moving to his new home, as well as receiving temporary housing for a period of six-months.

Both Mr. Arnesen’s and Mr. Greenstein’s agreements provides for termination by the Company without Cause or by the executive in the event of a Change of Control. In either case, the executive will be paid the total salary, annual bonus, vacation and fringe benefits remaining during the term. In addition, any stock options granted but not vested immediately become vested. If the Company terminates the executive’s employment for Cause, the agreement provides for a payment of only salary, vacation, and fringe benefits through the date of termination, and any unvested stock options are forfeited. Finally, both agreements contain provisions protecting the Company’s confidential information and precluding the executive from competing with the Company for a period of one year following the termination of his employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to beneficial ownership of the common stock as of July 31, 2006 by (i) each shareholder that the Company knows is the beneficial owner of more than 5% of the common stock, (ii) each director and nominee for director, (iii) each of the executive officers named in the “Executive Compensation” section, and (iv) all executive officers and directors as a group. The Company has relied exclusively upon information provided to the Company by its directors and executive officers and copies of documents sent to the Company that have been filed with the Securities and Exchange Commission by others for purposes of determining the number of shares each person beneficially owns. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally includes those persons who have voting or investment power with respect to the securities. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them. Shares of the Company’s common stock subject to options or warrants that are exercisable within 60 days of July 31, 2006 are also deemed outstanding for purposes of calculating the percentage ownership of that person, and if applicable, the percentage ownership of executive officers and directors as a group, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Unless otherwise stated, the address for each director, executive officer and stockholder listed in the table below is c/o Nevada Gold & Casinos, Inc., 3040 Post Oak Boulevard, Suite 675, Houston, Texas 77056.

	SHARES BENEFICIALLY OWNED AS OF JULY 31, 2006
BENEFICIAL OWNER	NUMBER OF SHARES		PERCENT OF CLASS

H. Thomas Winn	929,059	(1)	6.8%
Paul J. Burkett	487,448	(2)	3.6%
William G. Jayroe	235,454	(3)	1.7%
Joseph A. Juliano	92,900	(4)	*
Francis M. Ricci	18,000	(5)	*
Wayne H. White	30,000	(6)	*
John Gallaway	10,000		*
John Arnesen	41,000	(7)	*
Alan J. Greenstein	11,200	(8)	*
Donald A. Brennan	97,050	(9)	*
Cathryn L. Porter	-		-
Clay County Holdings, Inc.	1,877,044	(10)	14.5%
Nelson Obus	881,800	(11)	6.8%
All current directors and executive officers as a group (10 persons)	1,399,292	(12)	10.3%
____________________
* Less than one percent

(1)
Includes (a) options to purchase 225,000 shares of common stock held by Mr. Winn, (b) 457,819 shares of common stock owned by Aaminex Capital Corporation, and (c) 58,000 shares of common stock owned by The H. Thomas Winn Foundation. Mr. Winn is the president of The H. Thomas Winn Foundation and Aaminex Capital Corporation.

(2)	Includes (a) options to purchase 102,700 shares of common stock and (b) 22,000 shares of common stock owned by the Paul Burkett Foundation. Mr. Burkett is the president of the Paul Burkett Foundation.

(3)	Includes (a) options to purchase 102,000 shares of common stock and (b) 14,000 shares of common stock owned by The Jayroe Foundation. Mr. Jayroe is the president of The Jayroe Foundation.

(4)	Includes options to purchase 70,000 shares of common stock.

(5)	Includes options to purchase 18,000 shares of common stock.

(6)	Includes options to purchase 30,000 shares of common stock.

(7)	Includes options to purchase 40,000 shares of common stock.

(8)	Includes options to purchase 10,000 shares of common stock.

(9)	Includes options to purchase 91,500 shares of common stock.

(10)	The president of Clay County Holdings, Inc. is the son-in-law of Mr. Winn. Mr. Winn is not an officer, director, or shareholder of Clay County Holdings, Inc.

(11)
Includes: (i) 207,500 shares of common stock held by Wynnefield Partners Small Cap Value, L.P. (“WPSCV”), (ii) 300,300 shares of common stock held by Wynnefield Partner Small Cap Value, L.P. I (“WPSCVI”), (iii) 334,000 shares of common stock held by Wynnefield Small Cap Value Offshore Fund, Ltd. (“WSCVOF”), (iv) 40,000 shares of common stock held by Channel Partnership II, L.P. (“CPII”).  Wynnefield Capital Management, LLC (“WCM”) is the general partner of WPSCV and WPSCVI. Wynnefield Capital, Inc. (“WCI”) is the sole investment manager of WSCVOF.  Nelson Obus is the president of WCI, the general partner of CPII, the managing member of WCM. Through his control of WCI, CPII and WCM, Mr. Obus has voting and investment control over the portfolio securities of each of the institutions listed above.  The mailing address of Mr. Obus is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(12)	Includes options to purchase 689,200 shares of common stock.

Item 13.      Certain Relationships and Related Party Transactions

We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party to by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Nevada law and our bylaws.

Clay County Holdings, Inc.

At April 30, 2006, we had a note receivable of $1,741,621 from Clay County Holdings, Inc. (“CCH”). The note bears interest at 12% per annum. The note was modified effective October 23, 2005 to provide for a maturity date of October 31, 2010. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. CCH is our largest shareholder, beneficially owning approximately 16% of our total outstanding common stock as of April 30, 2006.

Service Interactive, Inc.

At April 30, 2006, we had a note receivable of $1,779,445 from Service Interactive, Inc. (“SI”). The note bears interest of 12% per annum. The note was modified effective October 23, 2005 to provide for a maturity date of October 31, 2010. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is secured by a pledge of shares of common stock of the Company which are owned by CCH. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and our former director was involved in SI.

Sunrise Land and Mineral Corporation

At April 30, 2006, we had a note receivable of $116,033 from Sunrise Land and Mineral Corporation (“Sunrise”). The note bears interest of 12% per annum. The note receivable is secured by a deed of trust lien on 300 acres of land in Nevada County, California owned by Sunrise.

Item 14.      Principal Accounting Fees and Services

The Audit Committee appointed Pannell Kerr Forster of Texas, P.C. (“PKF”) as the Company’s independent registered public accounting firm to conduct the audit of the Company’s books and records for the fiscal year ending April 30, 2006.

Principal Accountant Fees and Services

During the fiscal years ended April 30, 2006 and March 31, 2005, fees for services provided by PKF were as follows (rounded to the nearest $100):

Audit Fees

The aggregate fees billed to the Company by PKF for the audit of the Company’s annual financial statements, the review of the financial statements included in the Company’s quarterly reports on Form 10-Q and other services normally provided by the accountant in connection with statutory and regulatory filings totaled $144,727 and $139,900 in the fiscal years ended April 30, 2006 and March 31, 2005, respectively.

Audit-Related Fees

There were no amounts billed by PKF for assurance and related services reasonably related to the performance of the audit and review of our financial statements in the fiscal years ended April 30, 2006 or March 31, 2005.

Tax Fees

The Company did not engage PKF for tax compliance, tax advice and tax planning services in the fiscal years ended April 30, 2006 and March 31, 2005, respectively.

All Other Fees

There were no other professional services rendered by PKF for products and services not reported in the preceding paragraphs for the fiscal years ended April 30, 2006 and March 31, 2005, respectively.

The Audit Committee has determined that the rendering of non-audit services by PKF was compatible with maintaining their independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors and input from the Company’s management. The Audit Committee’s charter authorizes the Audit Committee to delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full Committee. Pursuant to this authority, the Audit Committee has delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $10,000, and the Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor. During the fiscal year ended April 30, 2006, all of the services related to the audit or other fees described above were pre-approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

Item 15.      Exhibits

The following exhibits are to be filed as part of the annual report:

Exhibit No.	Description

Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By: /s/ H. Thomas Winn
H. Thomas Winn, Chairman of the Board,
President, and Chief Executive Officer

Date: September 12, 2006

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Thomas Winn	Chief Executive Officer	September 12, 2006
H. Thomas Winn

/s/ Paul J. Burkett	Vice President and Director	September 12, 2006
Paul J. Burkett

/s/ John Arnesen	President and Chief Operating	September 12, 2006
John Arnesen	Officer

/s/ Alan J. Greenstein	Executive Vice President, Secretary,	September 12, 2006
Alan J. Greenstein	and Chief Financial Officer (Principal
Accounting Officer)

/s/ Donald A. Brennan	Vice President of Development	September 12, 2006
Donald A. Brennan

/s/ Joseph Juliano	Director	September 12, 2006
Joseph Juliano

/s/ Francis Ricci	Director	September 12, 2006
Francis Ricci

/s/ John M. Gallaway	Director	September 12, 2006
John M. Gallaway

/s/ Wayne H. White	Director	September 12, 2006
Wayne H. White

/s/ William G. Jayroe	Director	September 12, 2006
William G. Jayroe

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.