Form 10-Q
period 2006-10-29
NEVADA GOLD & CASINOS INC
filed 2006-12-15
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended October 29, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. ☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The number of common shares outstanding was 12,934,130 as of December 1, 2006.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	October 29,	April 30,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,011,591	$4,296,154
Restricted cash	1,050,000	--
Accounts receivable	905,617	940,177
Accounts receivable - affiliates	537,527	499,999
Other current assets	396,569	428,532
Total current assets	3,901,304	6,164,862

Investments in unconsolidated affiliates	38,039,887	35,691,747
Investments in development projects	6,577,799	6,876,527
Notes receivable - affiliates	3,637,099	3,637,099
Notes receivable - development projects	19,836,380	22,667,272
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation of $931,588 and $622,876 at October 29, 2006 and April 30, 2006, respectively	2,420,667	2,580,093
Deferred tax asset	4,657,962	1,460,722
Other assets	4,144,843	3,601,850
Total assets	$88,678,859	$88,143,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,099,937	$1,550,405
Accrued interest payable	433,897	41,737
Other accrued liabilities	300,802	358,159
Long-term debt, current portion	3,491,682	3,779,345
Total current liabilities	5,326,318	5,729,646

Long-term debt, net of current portion	58,580,622	56,687,315
Deferred income	16,227	406,632
Other liabilities	5,366,312	157,633
Total liabilities	69,289,479	62,981,226

Commitments and contingencies	--	--

Minority interest	269,361	278,674

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000
shares authorized; 13,930,330 and 13,912,330 shares issued and 12,934,130 and 12,970,330 shares outstanding at October 29, 2006 and April 30, 2006, respectively	1,671,640	1,669,479
Additional paid-in capital	18,391,082	18,122,632
Retained earnings	9,264,396	14,873,589
Treasury stock, 996,200 and 942,000 shares at October 29, 2006 and April 30, 2006, respectively	(10,216,950)	(9,781,669)
Accumulated other comprehensive income (loss)	9,851	(841)
Total stockholders' equity	19,120,019	24,883,190
Total liabilities and stockholders' equity	$88,678,859	$88,143,090

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	October 29,	October 23,	October 29,	October 23,
	2006	2005	2006	2005
Revenues:
Casino	$1,744,965	$1,441,912	$3,191,108	$3,276,767
Food and beverage	378,585	478,321	754,318	979,211
Other	39,940	34,565	70,398	70,190
Management fee	97,144	--	97,144	--
Credit enhancement fee	2,207,460	1,735,517	4,153,546	3,653,421
Gross revenues	4,468,094	3,690,315	8,266,514	7,979,589
Less promotional allowances	(373,780)	(389,043)	(680,541)	(932,658)
Net revenues	4,094,314	3,301,272	7,585,973	7,046,931

Expenses:
Casino	457,827	685,433	809,976	1,527,343
Food and beverage	248,378	248,946	480,971	473,721
Marketing and administrative	862,466	497,891	1,594,867	940,067
Facility	102,728	49,626	171,511	103,960
Corporate expense	1,512,288	1,308,066	3,287,926	2,611,030
Legal expense	147,346	340,562	953,216	474,924
Depreciation and amortization	274,350	126,732	536,502	215,827
Write-off of notes receivable related to Native American gaming projects	3,171,958	--	3,171,958	--
Write-off of project development cost	373,100	--	373,100	--
Other	29,812	27,091	52,409	46,746
Total operating expenses	7,180,253	3,284,347	11,432,436	6,393,618
Operating income (loss)	(3,085,939)	16,925	(3,846,463)	653,313
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	(1,585,305)	2,512,602	(2,400,861)	5,258,764
Interest expense, net	(910,146)	(445,510)	(1,772,253)	(787,654)
Gain on sale of marketable securities	36,797	--	36,797	--
Minority interest	(438,754)	(327,564)	(826,738)	(617,976)
Income (loss) before income
tax (expense) benefit	(5,983,347)	1,756,453	(8,809,518)	4,506,447
Income tax (expense) benefit	2,209,216	(635,237)	3,200,325	(1,634,360)
Net income (loss)	$(3,774,131)	$1,121,216	$(5,609,193)	$2,872,087

Per share information:
Net income (loss) per common share - basic	$(0.29)	$0.09	$(0.43)	$0.22
Net income (loss) per common share - diluted	$(0.29)	$0.08	$(0.43)	$0.21

Basic weighted average number of shares
outstanding	12,934,998	12,811,516	12,936,792	12,915,192
Diluted weighted average number of shares
outstanding	12,934,998	13,580,681	12,936,792	13,785,696

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	October 29,	October 23,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(5,609,193)	$2,872,087
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	380,712	114,426
Amortization of capitalized development costs	155,790	101,401
Write-off of notes receivable	3,171,958	--
Write-off of development costs	373,100	--
Gain on sale of marketable securities	(36,797)	--
Stock-based compensation	246,579	--
Amortization of deferred loan issuance costs	297,240	148,066
Minority interest	826,738	617,976
Distributions from unconsolidated affiliates	1,261,000	1,682,000
(Earnings) loss from unconsolidated affiliates	2,400,861	(5,258,764)
Deferred income tax expense (benefit)	(3,200,325)	1,634,360
Excess tax benefits from stock-based compensation	(3,053)	--
Income tax refund	--	113,288
Changes in operating assets and liabilities:
Receivables and other assets	(1,460,738)	(384,047)
Accounts payable and accrued liabilities	625,130	2,512,977
Net cash provided by (used in) operating activities	(570,998)	4,153,770
Cash flows from investing activities:
Capitalized development costs	(230,161)	(318,468)
Equity investment in unconsolidated affiliates	--	(1,717,900)
Purchase of property and equipment	(221,286)	(2,355,158)
Purchase of marketable securities	--	(813,199)
Net proceeds from sale of marketable securities	151,875	--
Acquisition of Colorado Grande	--	(638,705)
Advances on notes receivable	(219,609)	(17,451,469)
Collections of notes receivable	--	5,000
Advances on notes receivable - affiliates	(1,600,000)	(18,975)
Collections of notes receivable - affiliates	200,000	229,699
Investment in restricted cash	(1,050,000)	--
Net cash used in investing activities	(2,969,181)	(23,079,175)
Cash flows from financing activities:
Repayment on term loans	(1,394,355)	(1,530,241)
Borrowings on credit facilities, net	3,000,000	30,000,000
Deferred loan issuance costs	(90,000)	(675,000)
Acquisition of treasury stock	(435,281)	(6,596,212)
Cash proceeds from exercise of stock options	8,250	29,200
Issuing costs related to debt conversion to equity	--	(58,500)
Excess tax benefits from stock-based compensation	3,053	--
Cash distribution to minority interest owners	(836,051)	(581,250)
Net cash provided by financing activities	255,616	20,587,997

Net increase (decrease) in cash and cash equivalents	(3,284,563)	1,662,592
Cash and cash equivalents at beginning of period	4,296,154	2,888,697
Cash and cash equivalents at end of period	$1,011,591	$4,551,289

Supplemental cash flow information:
Cash paid for interest	$2,191,449	$1,280,424

Non-cash financing activities:
Note payable issued for the purchase of Colorado Grande Casino	$--	$5,900,000
Debt conversion to equity	$--	$1,950,000
Restricted common stock issued for services	$97,750	$--
Note receivable converted into equity investment in American Racing	$1,400,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at October 29, 2006 and April 30, 2006, Consolidated Statements of Operations for the three and six month periods ended October 29, 2006 and October 23, 2005, and Consolidated Statements of Cash Flows for the six months ended October 29, 2006 and October 23, 2005. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2006 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 29, 2006 are not necessarily indicative of the results expected for the full year.

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

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. We record the redemption of coupons and points for cash as a reduction of revenue. These amounts are included in promotional allowances in the accompanying consolidated statements of operations. The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	October 29, 2006	October 23, 2005	October 29, 2006	October 23, 2005
Food and beverage	$161,118	$252,629	$290,920	$527,367
Other	4,024	7,136	9,227	14,750
Total cost of complimentary services	$165,142	$259,765	$300,147	$542,117

Note 3. Restricted Cash

During the six months ended October 29, 2006, we pledged a $1,050,000 Certificate of Deposit to secure a $1 million operating line of credit for American Racing and Entertainment, LLC.

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting under APB No.18. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of October 29, 2006, the amount of consolidated retained earnings which represent undistributed earnings from our unconsolidated affiliates is approximately $19.9 million. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net Ownership				Equity in Earnings (Loss)		Equity in Earnings (Loss)
	Interest		Investment		Three Months Ended		Six Months Ended
Unconsolidated affiliates:	October 29, 2006	April 30, 2006	October 29, 2006	April, 30, 2006	October 29, 2006	October 23, 2006	October 29, 2006	October 23, 2006
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43	43	$21,503,339	$21,146,365	$546,929	$2,075,116	$1,617,973	$4,384,057
Route 66 Casinos, L.L.C. (2)	51	51	4,509,183	4,509,183	--	437,486	--	874,707
American Racing and Entertainment, LLC (3)	40	40	11,439,870	9,480,506	(2,135,917)	--	(4,050,636)	--
Buena Vista Development Company, LLC (4)	30	25	176,055	176,753	(2,567)	--	(698)	--
Sunrise Land and Mineral Corporation (5)	50	50	411,440	378,940	6,250	--	32,500	--
Restaurant Connections International, Inc. (6)	34	34	--	--	--	--	--	--
Total investments in unconsolidated affiliates			$38,039,887	$35,691,747
Total earnings (loss) from unconsolidated affiliates					$(1,585,305)	$2,512,602	$(2,400,861)	$5,258,764

(1)	Separate financial statements for this entity are included herein.
(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. See Note 14.

(3)	Represents our equity investment in a racing and gaming development project in the State of New York.
(4)
This is an investment in a Native Indian gaming development project in the State of California. At May 5, 2006, our ownership interest increased to 30%. At November 5, 2006, our ownership interest increased to 35%.

(5)	Represents our equity investment in a real estate investment and mining project.
(6)	Investment in RCI was reduced to zero in fiscal year 2000 due to accumulated equity in losses in excess of our investment balance.

We also hold investments in various development projects that we consolidate. Our investments in development projects include real estate, gold mining and gaming facilities. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership		Capitalized Development Costs
	Interest		Investment
	October 29,	April 30,	October 29,	April 30,
Development Projects:	2006	2006	2006	2006
	(Percent)

Dry Creek Casino, L.L.C. (1)	69	69	$526,842	$682,632
Gold Mountain Development, L.L.C. (2)	100	100	3,368,253	3,367,098
Goldfield Resources, Inc. (3)	100	100	480,812	480,812
Nevada Gold (Tulsa), Inc. (4)	100	100	1,936,067	1,783,295
Other (5)	100	100	265,825	562,690
Total investments- development projects			$6,577,799	$6,876,527

(1)	The remaining 31% that we do not own is recorded as minority interest.
(2)	Acquisition and development costs incurred for 240 acres of real property in the vicinity of Black Hawk, Colorado.
(3)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999.
(4)	Development cost incurred for Muscogee (Creek) Nation gaming project.
(5)	Development cost incurred for other development projects.

Isle of Capri - Black Hawk, L.L.C.

As of October 29, 2006, IC-BH owned and operated two casinos in the state of Colorado. Isle operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. The separate IC-BH consolidated balance sheets as of October 29, 2006 and April 30, 2006 and consolidated statements of income for the three and six months ended October 29, 2006 and October 23, 2005 are as follows:

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheets
(unaudited)

	October 29,	April 30,
	2006	2006
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$17,332	$15,245
Accounts receivable - trade	441	516
Accounts receivable - related parties	123	72
Deferred income taxes	361	346
Prepaid expenses and other	4,492	1,795
Total current assets	22,749	17,974

Property and equipment, net	237,477	240,294
Deferred financing costs, net of accumulated amortization	1,457	1,603
Deferred income taxes asset	6,027	3,749
Goodwill and other intangible assets	26,865	26,865
Prepaid deposits and other	3,645	5,199
Total assets	$298,220	$295,684

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,029	$2,025
Accounts payable - trade	3,094	5,968
Accounts payable - related parties	3,370	4,357
Accrued liabilities:
Interest	1,936	2,110
Payroll and related expenses	4,204	4,388
Property, gaming and other taxes	5,397	4,595
Progressive jackpot and slot club awards	3,268	2,944
Other	654	900
Total current liabilities	23,952	27,287

Long-term liabilities:
Long-term debt, less current maturities	210,882	208,098
Deferred income taxes	2,278	--
Total long-term liabilities	213,160	208,098
Total liabilities	237,112	235,385
Members’ equity:
Members’ equity	61,108	60,299
Total members' equity	61,108	60,299
Total liabilities and members' equity	$298,220	$295,684

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	October 29,	October 23,	October 29,	October 23,
	2006	2005	2006	2005
Revenues	(in thousands)		(in thousands)
Casino	$43,403	$42,984	$85,858	$85,773
Rooms	2,918	1,534	5,684	3,072
Food, beverage and other	4,706	5,022	9,891	10,168
Gross revenues	51,027	49,540	101,433	99,013
Less promotional allowances	(11,524)	(9,908)	(22,316)	(20,024)
Net revenues	39,503	39,632	79,117	78,989

Operating expenses
Casino	6,942	5,748	13,074	11,880
Gaming taxes	8,410	8,380	16,711	16,678
Rooms	514	404	1,029	784
Food, beverage and other	863	1,199	2,128	2,334
Facilities	2,080	1,942	4,148	3,780
Marketing and administrative	10,607	9,346	20,787	18,628
Management fees	1,789	1,842	3,534	3,681
Depreciation and amortization	4,025	3,262	7,945	6,318
Total operating expenses	35,230	32,123	69,356	64,083

Operating income	4,273	7,509	9,761	14,906
Interest expense, net	(3,772)	(3,183)	(7,443)	(5,923)
Other income	--	426	--	1,016
Income before income taxes	501	4,752	2,318	9,999
Income tax benefit	772	73	1,444	197
Net income	$1,273	$4,825	$3,762	$10,196

American Racing and Entertainment, L.L.C.

Summarized unaudited financial information for the three and six months ended September 30, 2006 for American Racing and Entertainment, LLC (“American Racing”) is presented below:

	Three months ended	Six months ended
	September 30, 2006	September 30, 2006
	(in thousands)	(in thousands)
Gross Revenue	$15,169	$15,873
Total Expenses	20,382	26,004
Minority Interest	128	(5)
Net loss	$(5,341)	$(10,126)

Note 5.   Notes Receivable

Notes Receivable - Related Parties

Clay County Holdings, Inc.

At October 29, 2006, we have a note receivable of $1,741,621 from Clay County Holdings, Inc. ("CCH"). The note bears interest at 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin call. CCH is our largest shareholder, beneficially owning more than 10% of our total outstanding common stock as of October 29, 2006. Based on management’s review, as of October 29, 2006, the collateral is currently adequate to repay the note.

Service Interactive, Inc.

At October 29, 2006, we have a note receivable of $1,779,445 from Service Interactive, Inc. ("SI"). The note bears interest of 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin call. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and a former director was involved in SI. Based on management’s review, as of October 29, 2006, the collateral is currently adequate to repay the note.

Sunrise Land and Mineral Corporation

At October 29, 2006, we have a note receivable of $116,033 from Sunrise. The note bears interest of 12% per annum. The note receivable is secured by a deed of trust lien on 300 acres of land in Nevada County, California owned by Sunrise.

Notes Receivable - Development Projects

At October 29, 2006, we have notes receivable of $19.8 million related to the development of gaming/entertainment projects. Of this amount, $3.2 million is represented by a note receivable from Big City Capital, LLC, a third party. The note bears interest at a rate of 10% and is payable on or before ten years from the date of the note, with earlier repayment required out of cash flow from operations of such gaming/entertainment projects. This note receivable is guaranteed by an individual independent of us.

Through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we currently own a 35% interest in Buena Vista Development in exchange for an approximate $14.8 million loan. This note bears an interest rate of prime plus 1%.

In addition to these two notes we made a loan to the La Jolla Band Indian tribe for $1.3 million and a $0.5 million loan to a third party seeking development of a gaming project in Biloxi, Missisippi. These notes bear an average interest rate of 9% per annum with maturity dates based on the availability of project financing and/or cash flow from operations.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

During the three months ended October 29, 2006, we wrote-off a $3.1 million note receivable and related interest from the Muscogee Nation of Florida based on our impairment review of assets. We also wrote-off the related investment of $0.4 million.

Note 6.   Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations are as follows:

	October 29,	April 30,
	2006	2006

$55.0 million Revolving Credit Facility, 8.5% interest, maturing June 2008	$55,000,000	$52,000,000
$3.3 million Note Payable, 11% interest, maturing June 2008	3,272,500	3,272,500
$5.9 million Note Payable, LIBOR plus 450 basis points interest,
quarterly payment equal to distribution from IC-BH until it is paid in full	2,142,910	3,283,907
$2 million Note Payable, LIBOR plus 425 basis points interest,
amortizing for 48 months with final payment due in January 2008	1,625,000	1,875,000
Automobile Loan, 7.5% interest, amortizing for 60 months with
final payment due in October 2010	31,894	35,253
Total	62,072,304	60,466,660
Less: current maturities	(3,491,682)	(3,779,345)
Total long-term financing obligations	$58,580,622	$56,687,315

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

The $2 million note payable requires us to maintain a debt service coverage ratio. As of October 29, 2006, we were not in compliance with this covenant which has been the case since July 2006. We and the lender have negotiated a waiver of this covenant and have agreed to repay the note by January 2008 and we have restructured the covenant on a prospective basis.

Note 7.   Stock-Based Compensation

Adoption of SFAS 123(R)

At October 29, 2006, we have a share-based compensation plan, which is described below.  Prior to May 1, 2006, we accounted for the plan under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in our Consolidated Statements of Operations prior to May 1, 2006, as all options granted under the plan had an exercise price equal to or more than the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized during the three and six months ended October 29, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in our Consolidated Statements of Operations for the three and six months ended October 29, 2006 is presented in the following table:

	Three Months Ended	Six Months Ended
	October 29, 2006

Stock options	$115,203	$148,830
Less: Related tax benefit	(42,015)	(54,279)
Total share-based compensation expense, net of tax	$73,188	$94,551

As a result of adopting SFAS No. 123(R) on May 1, 2006, for the three and six months ended October 29, 2006 our loss before income tax benefits was higher by $115,203 and $148,830, respectively and our net loss was higher by $73,188 and $94,551, respectively, than if we had continued to account for share-based compensation under APB No. 25.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for the six months ended October 29, 2006, the $3,053 excess tax benefit from the exercise of stock options classified as a financing cash flow would have been classified as an operating cash flow if we had not adopted SFAS No. 123(R).

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at October 29, 2006, 537,299 shares were available for grant. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	The incentive stock option plan allowed for the issuance of up to 3.25 million stock options, and

•	For stock options, the exercise price of the award must equal the fair market value of the stock on the date of grant, and the maximum term of such an award is ten years

To date, the Committee has only awarded stock options under the plan. Our practice has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to fiscal year 2006 under the plan generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 3-year or 5-year terms and are exercisable in three or five equal annual installments.

As of October 29, 2006, the number of stock options available for grant under the plan was 537,299 shares. A summary of activity under the Company’s share-based payment plans for the six months ended October 29, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at May 1, 2006	1,121,800	$8.82
Granted	100,000	4.87
Exercised	(3,000)	2.75
Forfeited or expired	-	-

Outstanding at October 29, 2006	1,218,800	$8.51	2.9	$460,672

Exercisable at October 29, 2006	1,038,800	$8.48	2.4	$429,472

The weighted-average grant-date fair value of option granted during the six month periods ended October 29, 2006 and October 23, 2005 was $2.04 and $4.52, respectively. The total intrinsic value of stock exercised during the six month periods ended October 29, 2006 and October 23, 2005 was $10,737 and $107,375, respectively. The total income tax benefits from stock option exercised during the six month periods ended October 29, 2006 and October 23, 2005 were $3,053 and $36,508 respectively. As of October 29, 2006, there was a total of $521,861 of unamortized compensation related to stock options, which cost is expected to be recognized over a weighted-average period of 2.8 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

Six Months Ended
October 29, 2006

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

The following table provides pro forma net income and net income per share had the Company applied the fair value method of SFAS No. 123 for the three and six months ended October 23, 2005:

	Three Months Ended	Six Months Ended
	October 23,	October 23,
	2005	2005
Net income - as reported	$1,121,216	$2,872,087
Less: total stock-based employee
compensation expense determined under fair value based, net of related tax effect	(57,837)	(57,837)

Net income - pro forma	$1,063,379	$2,814,250

Basic earnings per share:
As reported	$0.09	$0.22
Pro forma	$0.08	$0.22

Diluted earnings per share
As reported	$0.08	$0.21
Pro forma	$0.08	$0.20

Restricted Stock Grants

During the six months ended October 29, 2006, we issued 15,000 shares of our restricted common stock to a financial consulting firm for their consulting services on a contract entered in June 2006. We have terminated the contract on September 2006. The 15,000 shares of restricted stock were recognized as a consulting expense based on the fair value of our common stock on the dates of issuance. The total expenses recorded were $97,750.

A summary of the activity of the Company's restricted stock is presented in the following tables.

		Weighted Average Grant Date Fair
	Shares	Value
Nonvested - May 1, 2006	-	$-
Granted	15,000	6.52
Vested	15,000	6.52
Nonvested - October 29, 2006	-	$-

Note 8. Stockholders’ Equity

Stock Repurchase

During the six months ended October 29, 2006, we repurchased 54,200 shares of common stock at a total cost of $435,281. We repurchased 620,500 shares of common stock at a total cost of $6,596,212 in the six months ended October 23, 2005.

Note 9. Comprehensive Income

Comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	October 29, 2006	October 23, 2005	October 29, 2006	October 23, 2005
Net income (loss)	$(3,774,131)	$1,121,216	$(5,609,193)	$2,872,087
Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	(6,111)	(15,149)	10,692	16,343
Comprehensive income (loss)	$(3,780,242)	$1,106,067	$(5,598,501)	$2,888,430

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share computations, in accordance with SFAS No. 128:

	Three Months Ended		Six Months Ended
	October 29,	October 23,	October 29,	October 23,
	2006	2005	2006	2005
Numerator:
Basic:
Net income (loss) available to common stockholders	$(3,774,131)	$1,121,216	$(5,609,193)	$2,872,087

Diluted:
Net income (loss) available to common stockholders	$(3,774,131)	$1,121,216	$(5,609,193)	$2,872,087
Add: interest on convertible debt	--	17,115	--	40,719
Net income (loss) available to common stockholders	$(3,774,131)	$1,138,331	$(5,609,193)	$2,912,806

Denominator:
Basic weighted average number of
common shares outstanding	12,934,998	12,811,516	12,936,792	12,915,192
Dilutive effect of common stock
options and warrants	--	292,453	--	303,407
Dilutive effect of convertible debt	--	476,712	--	567,097
Diluted weighted average number of
common shares outstanding	12,934,998	13,580,681	12,936,792	13,785,696

Earnings (loss) per share:
Net income (loss) per common
share - basic	$(0.29)	$0.09	$(0.43)	$0.22
Net income (loss) per common
share - diluted	$(0.29)	$0.08	$(0.43)	$0.21

For the three and six month periods ended October 29, 2006 and October 23, 2005, potential dilutive common shares issuable under options of 1,218,800, 1,218,800, 441,000 and 341,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

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

	As of and for the Three Months Ended October 29, 2006
	Gaming	Other	Totals

Net revenue	$4,077,412	$16,902	$4,094,314
Segment (loss)	(5,694,385)	(288,962)	(5,983,347)
Segment assets	72,996,401	5,325,806	78,322,207
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,503,339	--	21,503,339
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	11,439,870	--	11,439,870
Buena Vista Development Company, L.L.C	176,055	--	176,055
Sunrise Land and Mineral Corporation	--	411,440	411,440
Depreciation and amortization	272,086	2,264	274,350
Additions to property and equipment	130,668	--	130,668
Interest expense, net	910,146	--	910,146
Income tax benefit	2,102,523	106,693	2,209,216
Earnings from Isle of Capri-Black Hawk, L.L.C.	546,929	--	546,929
Loss from Buena Vista Development Company, L.L.C.	(2,567)	--	(2,567)
Loss from American Racing and Entertainment, L.L.C.	(2,135,917)	--	(2,135,917)
Earnings from Sunrise Land and Mineral Corporation	--	6,250	6,250

	As of and for the Three Months Ended October 23, 2005
	Gaming	Other	Totals

Net revenue	$3,283,097	$18,175	$3,301,272
Segment profit (loss)	1,877,259	(120,806)	1,756,453
Segment assets	62,983,795	5,927,176	68,910,971
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	20,245,104	--	20,245,104
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	1,528,100	--	1,528,100
Buena Vista Development Company, L.L.C	189,800	--	189,800
Sunrise Land and Mineral Corporation	--	320,607	320,607
Depreciation and amortization	125,222	1,510	126,732
Additions to property and equipment	1,877,884	--	1,877,884
Interest expense, net	445,510	--	445,510
Income tax benefit (expense)	(678,928)	43,691	(635,237)
Earnings from Isle of Capri-Black Hawk, L.L.C.	2,075,116	--	2,075,116
Earnings from Route 66 Casinos, L.L.C.	437,486	--	437,486

	As of and for the Six Months Ended October 29, 2006
	Gaming	Other	Totals

Net revenue	$7,552,168	$33,805	$7,585,973
Segment (loss)	(8,358,745)	(450,773)	(8,809,518)
Segment assets	72,996,401	5,325,806	78,322,207
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,503,339	--	21,503,339
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	11,439,870	--	11,439,870
Buena Vista Development Company, L.L.C	176,055	--	176,055
Sunrise Land and Mineral Corporation	--	411,440	411,440
Depreciation and amortization	532,089	4,413	536,502
Additions to property and equipment	221,286	--	221,286
Interest expense, net	1,772,253	--	1,772,253
Income tax benefit	3,036,568	163,757	3,200,325
Earnings from Isle of Capri-Black Hawk, L.L.C.	1,617,973	--	1,617,973
Loss from Buena Vista Development Company, L.L.C.	(698)	--	(698)
Loss from American Racing and Entertainment, L.L.C.	(4,050,636)	--	(4,050,636)
Earnings from Sunrise Land and Mineral Corporation	--	32,500	32,500

	As of and for the Six Months Ended October 23, 2005
	Gaming	Other	Totals

Net revenue	$7,011,999	$34,932	$7,046,931
Segment profit (loss)	4,711,677	(205,230)	4,506,447
Segment assets	62,983,795	5,927,176	68,910,971
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	20,245,104	--	20,245,104
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	1,528,100	--	1,528,100
Buena Vista Development Company, L.L.C	189,800	--	189,800
Sunrise Land and Mineral Corporation	--	320,607	320,607
Depreciation and amortization	213,777	2,050	215,827
Additions to property and equipment	2,355,158	--	2,355,158
Interest expense, net	787,654	--	787,654
Income tax benefit (expense)	(1,708,791)	74,431	(1,634,360)
Earnings from Isle of Capri-Black Hawk, L.L.C.	4,384,057	--	4,384,057
Earnings from Route 66 Casinos, L.L.C.	874,707	--	874,707

Reconciliation of reportable segment assets to our consolidated totals is as follows:
October 29,
2006

Total assets for reportable segments	$78,322,207
Cash and restricted cash not allocated to segments	2,061,591
Notes receivable not allocated to segments	3,637,099
Other assets not allocated to segments	4,657,962
Total assets	$88,678,859

Note 12. Other Assets and Other Liabilities

Other assets

Other assets consist of the following:

	October 29, 2006	April 30, 2006

Accrued interest receivable	$3,129,042	$2,378,809
Unamortized deferred loan issue cost	1,015,801	1,223,041
Other assets	$4,144,843	$3,601,850

Other long-term Liabilities

Other liabilities consist of the following:

	October 29, 2006	April 30, 2006

Guaranty liabilities	$4,610,000	$--
Other liabilities	756,312	157,633
Other liabilities	$5,366,312	$157,633

Note 13.   Commitments and Contingencies

We have guaranteed approximately $13 million of mortgage debt of a subsidiary of American Racing. Also, through our wholly-owned subsidiary, Nevada Gold NY Inc., we have an indirect guarantee of $8 million of American Racing’s $20 million senior debt. The mortgage debt facility and the senior debt are essentially bridge financing secured by the Tioga Downs and Vernon Downs facilities. The mortgage note matures on March 31, 2007. The senior debt facility matures on April 1, 2007. We assessed our obligations under the guarantees on these debt instruments pursuant to the provisions of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” An initial liability of $4,610,000 has been recorded for these guarantees using expected present value measurement techniques and is included in Other liabilities in the accompanying Consolidated Balance Sheet.

In addition, we have guaranteed River Rock Casino’s operating lease for approximately $362,300. We have also guaranteed debt of $78,000 to third parties on behalf of SI for the performance of repayment obligations. In the event of SI's nonperformance under the terms of the obligations, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt. At October 29, 2006, we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $212,000.

We may assist Indian Tribes in obtaining funding from third parties for the development of casinos on Indian lands. We currently have an agreement with the La Jolla Band of Luiseno Indian (“The Band”) that requires us to use commercially reasonable efforts to assist The Band in obtaining one or more sources of additional financing for its casino project; however, as a result of a restructuring of our agreement with The Band on July 30, 2006, we are not required to fund the project or guaranty any financing of the project.

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

Following the jury's verdict, Nevada Gold and the Defendants filed competing motions for the entry of judgment by the Court. On October 25, 2006, the Court entered judgment. The Court found American Heritage liable to Nevada Gold for $9,165,079 (reflecting the jury’s verdict, plus prejudgment interest), but held that Nevada Gold take nothing from Fred Gillmann. Defendants have now filed post judgment motions, and the time for them to file a notice of appeal, if they choose to do so, has not yet arrived.

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

Trial in this case is currently scheduled for January 16, 2007. In the meantime, we have filed a renewed motion for summary judgment seeking to dispose of Rinaldo's single remaining claim. That motion is set to be heard on December 14, 2006. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Note 15. Subsequent Events

On November 23, 2006, the partners of American Racing were required to make a $3 million capital contribution in amounts proportionate to their ownership or be diluted. We owned 40% of American Racing prior to the capital call. We decided not to make the capital contribution but to reduce our ownership to 34.3%. As a result of negotiation amongst the partners of American Racing, we agreed to a modification of the management agreements effective October 20, 2006 that results in us reducing our management fees from 1% of net revenues to 0.5% of net revenues until such time as the consolidated earnings before income tax, depreciation, amortization and management fees (“EBITDAM”) from Tioga Downs and Vernon Downs exceed $12 million, 0.75% of net revenues during the period that consolidated EBITDAM is between $12 million and $15 million and 1.0% of net revenues when the consolidated EBITDAM exceeds $15 million. In addition we agreed to defer that portion of the management fee which is based upon 5.0% of consolidated EBITDAM until such time as the consolidated EBITDAM from Tioga Downs and Vernon Downs exceeds $15 million.

In November 2006, we examined our corporate overhead from a zero base. As a result, we implemented several cost saving measures that will save approximately $1 million annually. These measures included the elimination of a number of corporate staff positions which resulted in a 30% reduction in our corporate full time equivalents, reduction of consulting contracts and a 10% salary reduction for senior executives. Modest severance expenses associated with the reduction of the corporate staff will be reflected in the next fiscal quarter.

On December 8, 2006, we received a $2.2 million payment for fees due under our development agreement with the Muscogee Nation - Tulsa. This payment was in excess of our capitalized development costs of $1.9 million, see Note 4. As a result of this transaction, we mutually and amicably agreed to end our relationship with the Muscogee Nation - Tulsa.

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

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing, developing and managing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California and New York. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. In December 2005, IC-BH completed a $94.0 million capital expansion for IC-BH’s Colorado properties adding approximately 350 slot machines, 160 hotel rooms, and a new restaurant. In fiscal year 2004, DCC began receiving a credit enhancement fee from the River Rock Casino. We own 69% of and consolidate DCC. We expect to receive credit enhancement fees through May 2008 from River Rock Casino. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH and anticipate the casino will also add to our future revenues and earnings. In addition, as of October 29, 2006, we also owned a 40% interest in American Racing and entertainment, LLC (“American Racing”), which operates racing facilities offering harness racing and VLTs to its gaming customers. Our interest was reduced to 34.3% as of November 23, 2006 based on an additional capital contribution made by an equity partner. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments.

When compared to the six month period ended October 23, 2005, the six month period ended October 29, 2006 was impacted by the following items:

-
Recording our equity in the loss from our 40% interest in American Racing in the fiscal 2007 period. American Racing incurred substantial preopening costs at both Tioga Downs and Vernon Downs during the period. Racing operations commenced at Tioga Downs on June 12, 2006 and its video gaming machine operations started on July 4, 2006. Racing operations commenced at Vernon Downs on September 5, 2006 and its video gaming operations started on October 26, 2006.

-	The discontinuation of estimated earnings contributions related to Route 66 Casinos, LLC, due to the sale and termination of equipment leases.

-	Lower than expected earnings from IC-BH.

-	Write-off $3.5 million of notes receivable and development costs related to gaming projects.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 29, 2006 AND OCTOBER 23, 2005

Net revenues. Net revenues increased 24%, or $793,000, for the three month period ended October 29, 2006 compared to the three period ended October 23, 2005. In the three month period ended October 29, 2006, credit enhancement fees increased 27%, or $472,000, compared to the three month period ended October 23, 2005. Net revenues from the Colorado Grande increased 14% or $219,000 for the three month period ended October 29, 2006 compared to the three month period ended October 23, 2005. Also, in the three month period ended October 29, 2006, we accrued $97,000 of management fees from American Racing.

Total operating expenses. Total operating expenses increased 119% or $3.9 million, for the three month period ended October 29, 2006 compared to the three month period ended October 23, 2005. Of the increase, $189,000 is primarily the result of higher operating costs, excluding depreciation expense, related to Colorado Grande. In addition, the overall depreciation and amortization expense increased by $148,000 related to Colorado Grande’s $2 million renovation project completed at the end of the second quarter of fiscal 2006. We also experienced $204,000 of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations, and increased overhead costs related to business expansion. Legal expense decreased by $193,000. During the three months ended October 29, 2006, we recorded a total of $3.5 million write-off of notes receivable and project development costs related to Native American gaming projects which we are no longer pursuing.

Earnings (loss) from unconsolidated affiliates. Earnings (loss) from unconsolidated affiliates decreased 163%, or $4.1 million, for the three month period ended October 29, 2006 compared to the three month period ended October 23, 2005. Earnings of IC-BH decreased 74% or $1.5 million. IC-BH’s net revenues decreased $129,000 for the three month period ended October 29, 2006 compared to the three month period ended October 23, 2005. This decrease was primarily due to an increase of $1.4 million in room revenues resulting from the completion of the second hotel tower; however, such increase was offset by a $1.6 million increase in promotional allowance. Also, IC-BH’s operating expense increased 10%, or $3.1 million due to higher casino operating expense, marketing and administrative expense, and depreciation and amortization expense. For Route 66 Casinos, we learned in January 2006, through discovery in the litigation, that in November, 2005 the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. The equipment leases were terminated in connection with the transaction. Therefore, effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings related to Route 66 Casinos due to the termination of the equipment leases, which lowered our earnings from unconsolidated affiliates by approximately $437,000 (also see Part II, Item 1.) During the three month period ended October 29, 2006, we recorded equity in losses of American Racing of $2.1 million which is primarily attributable to preopening expenses related to the Tioga Downs and Vernon Downs projects.

Interest expense, net. Interest expense, net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 50%, or $452,000, for the three month period ended October 29, 2006 compared to the three month period ended October 23, 2005. The increase is primarily due to a higher weighted average debt balance. Interest income increased 17%, or $86,000, for the three month period ended October 29, 2006 compared to the three month period ended October 23, 2005. The increase is primarily due to a higher weighted average note receivable balance. Amortization of loan issue cost was $152,000 and $54,000 for the three month periods ended October 29, 2006 and October 23, 2005, respectively.

Net income (loss). Net income (loss) was ($3.8 million) and $1.1 million for the three month periods ended October 29, 2006 and October 23, 2005, respectively. The decrease of $4.9 million is primarily related to the $1.5 million decrease in earnings from IC-BH, the $2.1 million loss from American Racing, the discontinuation of recording earnings from Route 66, the $3.5 million write-off of notes receivable and project development costs, the increase in interest expense, net, higher overall corporate expenses and higher casino operating and marketing expenses as a percentage of casino revenue related to the repositioning of the Colorado Grande Casino after the $2.0 million renovation project was completed at the end of the second quarter of fiscal 2006. The effective tax rate for the three month periods ended October 29, 2006 and October 23, 2005 was 37% and 36%, respectively.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 29, 2006 AND OCTOBER 23, 2005

Net revenues. Net revenues increased 8%, or $539,000, for the six month period ended October 29, 2006 compared to the three month period ended October 23, 2005. In the six month period ended October 29, 2006, credit enhancement fees increased 14%, or $500,000, compared to the six month period ended October 23, 2005. Net revenues from the Colorado Grande decreased 2% or $58,000 for the six month period ended October 29, 2006 compared to the three month period ended October 23, 2005. Also, in the six month period ended October 29, 2006, we accrued $97,000 of management fees from American Racing.

Total operating expenses. Total operating expenses increased 79% or $5 million, for the six month period ended October 29, 2006 compared to the three month period ended October 23, 2005. We experienced $677,000 of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations, and increased overhead costs related to business expansion. Also, legal expense increased by $478,000 related to litigation. In addition, the overall depreciation and amortization expense increased by $321,000 related to Colorado Grande’s $2 million renovation project completed at the end of the second quarter of fiscal 2006. During the six months ended October 29, 2006, we recorded a total of $3.5 million write-off of notes receivable and project development cost related to Native American gaming projects which we are no longer pursuing.

Earnings (loss) from unconsolidated affiliates. Earnings (loss) from unconsolidated affiliates decreased 146%, or $7.7 million, for the six month period ended October 29, 2006 compared to the six month period ended October 23, 2005. Earnings of IC-BH decreased 63% or $2.8 million. IC-BH’s net revenues increased $128,000 for the six month period ended October 29, 2006 compared to the six month period ended October 23, 2005. This increase was primarily due to an increase of $2.6 million in room revenues resulting from the completion of the second hotel tower; however, such increase was offset by a $2.3 million increase in promotional allowance. Also, IC-BH’s operating expenses increased 8%, or $5.3 million due to higher casino operating expense, marketing and administrative expense, and depreciation and amortization expense. For Route 66 Casinos, we learned in January 2006, through discovery in the litigation, that in November, 2005 the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. The equipment leases were terminated in connection with the transaction. Therefore, effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings related to Route 66 Casinos due to the termination of the equipment leases, which lowered our earnings from unconsolidated affiliates by approximately $875,000 (also see Part II, Item 1.) During the six month period ended October 29, 2006, we recorded equity in losses of American Racing of $4.1 million which is primarily attributable to preopening expenses related to the Tioga Downs and Vernon Downs projects.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 62%, or $1 million for the six month period ended October 29, 2006 compared to the six month period ended October 23, 2005. The increase is primarily due to a higher weighted average debt balance. Interest income increased 24%, or $226,000, for the six month period ended October 29, 2006 compared to the six month period ended October 23, 2005. The increase is primarily due to a higher weighted average note receivable balance. Amortization of loan issue costs was $297,000 and $104,000 for the six month periods ended October 29, 2006 and October 23, 2005, respectively.

Net income (loss). Net income (loss) was ($5.6 million) and $2.9 million for the six month periods ended October 29, 2006 and October 23, 2005, respectively. The decrease of $8.5 million is primarily related to the $2.8 million decrease in earnings from IC-BH, the $4.1 million loss from American Racing, the discontinuation of recording earnings from Route 66, the $3.5 million of write-off of notes receivable and project development costs, the increase in interest expense, net, higher overall corporate expenses and higher casino operating and marketing expenses as a percentage of casino revenue related to the repositioning of the Colorado Grande Casino after the $2.0 million renovation project was completed at the end of the second quarter of fiscal 2006. The effective tax rate for the three month periods ended October 29, 2006 and October 23, 2005 was 36% and 36%, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 29, 2006 and October 23, 2005:

	Six Months Ended
	October 29,	October 23,
	2006	2005
Net cash provided by (used in):
Operating activities	$(570,998)	$4,153,770
Investing activities	(2,969,181)	(23,079,175)
Financing activities	255,616	20,587,997

Operating activities. Net cash used in operating activities during the six month period ended October 29, 2006 increased to $571,000 compared to $4.2 million of net cash provided by operating activities during the six month period ended October 23, 2005. The $4.8 million decrease in cash flow is mainly due to higher operating costs and interest payments. During the six month period ended October 29, 2006, we received $4.2 million of credit enhancement fees from River Rock Casino and $1.3 million in distributions from IC-BH, compared to $4.3 million and $1.7 million respectively for the six months ended October 23, 2005. We applied the distributions from IC-BH to repay a portion of the $5.9 million note payable to IC-BH related to our purchase of the Colorado Grande Casino.

Investing activities. Net cash used in investing activities during the six month period ended October 29, 2006 decreased by $20 million compared to the six month period ended October 23, 2005. The decrease was primarily due to a decrease in the amount of loans made to gaming projects. During the six months ended October 29, 2006, we made loans totaling $1.4 million to American Racing which was subsequently converted into a capital contribution as part of our investment, and we put up a $1,050,000 Certificate of Deposit to guarantee a $1 million operating line of credit for American Racing.

Financing activities. Net cash provided by financing activities during the six month period ended October 29, 2006 decreased by $20.3 million compared to the six month period ended October 23, 2005. In the six month period ended October 29, 2006, we received $3.0 million in borrowings from our $55.0 million credit facility compared to $30 million in the six month period ended October 23, 2005. We repurchased 54,200 shares of our common stock in the open market, at a total purchase price of $435,000 compared to $6.6 million spent to acquire our common stock during the six month period ended October 23, 2005, and we distributed $836,000 to the minority interest owners of DCC. We also repaid $1.4 million on our term loans.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- debt service requirements;

- working capital requirements;

- funding our portion of the initial operating losses and capital expenditures at American Racing;

- capital requirements related to existing and future development projects and acquisitions;

- disposition of non-gaming related assets; and

- obtaining funds via long-term subordinated debt instruments

At October 29, 2006, outstanding indebtedness under our credit facilities totaled $62 million. We have guaranteed approximately $13 million of mortgage debt of a subsidiary of American Racing. Also, through our wholly-owned subsidiary, Nevada Gold NY., Inc, we have an indirect guarantee of $8 million of American Racing’s $20 million senior debt. In addition, we have lease guarantees of approximately $362,300 relating to the River Rock Casino project and we have guaranteed debt of approximately $78,000 of an affiliated company. Historically, tax distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from our notes receivable have been sufficient to satisfy our current debt obligations and working capital needs. However, we are now applying our quarterly distributions from IC-BH to the repayment of interest and principal due on the $5.9 million note which will expect to continue until the first quarter of fiscal year 2008. At October 29, 2006, the balance of the note payable to IC-BH was $2.1 million.

In November 2006, we examined our corporate overhead from a zero base. As a result, we implemented several cost saving measures that will save approximately $1 million annually. These measures included the elimination of a number of corporate staff positions which resulted in a 30% reduction in our corporate full time equivalents, reduction of consulting contracts and a 10% salary reduction for senior executives. Modest severance expenses associated with the reduction of corporate staff will be reflected in the next fiscal quarter.

On January 21, 2007, the partners of American Racing will be required to make a $3 million capital contribution in amounts proportionate to their ownership or be diluted to a rate of 150% of the contribution. Our contribution will be approximately $1 million. If we do not make the contribution our ownership percentage will be reduced to 29.8%.

We are currently having discussions with various interested parties to dispose of our non-gaming related assets. Our plan is to divest of such assets and reinvest the funds in acquisition opportunities where we will have a majority equity position and long term management contracts.

On October 29, 2006, we had cash and cash equivalents of $1 million. In December, we received $2.2 million from the Muscogee Nation - Tulsa. Theses funds, in addition to normal operating cash flow, should be sufficient to fund our working capital requirements for the remainder of fiscal year 2007.

We are highly leveraged and our consolidated financial statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include long-term second lien financing and other sources of funds from a recognized financial lender. We are also in negotiations with various other financial companies to acquire additional funds when needed. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in achieving the desired level of working capital or at terms that are favorable to us. Should cash resources not be sufficient to grow the operations at the current pace and meet our current obligations as they come due, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt.

Off-Balance Sheet Arrangements

As of October 29, 2006, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, including a guarantee of $78,000 of indebtedness of an affiliate, and a guarantee of operating lease payments for River Rock Casino in the amount of $362,300.

In the event of nonperformance by SI and River Rock Casino under the terms of the obligations, our maximum potential future payment under these guarantees will be equal to the carrying amount of the liabilities. As of October 29, 2006, our maximum potential future payment under these guarantees was $440,300.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described in more detail in our Form 10-K/A filed on August 8, 2006, we identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in connection with the work related to Management’s Annual Report on Internal Control over Financial Reporting. As a result of these material weaknesses, our previous Chief Executive Officer and previous Chief Financial Officer concluded that, as of April 30, 2006, our disclosure controls and procedures were not effective. We have taken various steps to improve the effectiveness of our disclosure controls and procedures in an effort to rectify the weaknesses by the end of the fiscal year. As a part of our fiscal year end closing procedures, we plan to have a review performed by an external firm to evaluate the effectiveness of our disclosure controls and procedures. Until such time, our recently appointed Chief Executive Officer and recently appointed Chief Financial Officer have continued the previous conclusion that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We have outlined a number of initiatives, as discussed below, that we believe will remediate these material weaknesses in fiscal year 2007.

-	performance of a more in-depth and comprehensive review of the earnings per share computation as it relates to fully dilutive shares,
-	engagement of outside advisors to assist in evaluating and recording the tax implications of all transactions involving, but not limited to, purchase accounting,
-	We have engaged a consultant to provide an additional level of review, and ensure that we are in compliance with all financial statement disclosure requirements.

There have not been any changes in our internal control over financial reporting during the three months ended October 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the jury's verdict, Nevada Gold and the Defendants filed competing motions for the entry of judgment by the Court. On October 25, 2006, the Court entered judgment. The Court found American Heritage liable to Nevada Gold for $9,165,079.20 (reflecting the jury’s verdict, plus prejudgment interest), but held that Nevada Gold take nothing from Fred Gillmann. Defendants have now filed postjudgment motions, and the time for them to file a notice of appeal, if they choose to do so, has not yet arrived.

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

Trial in this case is currently scheduled for January 16, 2007. In the meantime, we have filed a renewed motion for summary judgment seeking to dispose of Rinaldo's single remaining claim. That motion is set to be heard on December 14, 2006. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, as amended, in response to Item 1A of Part 1 to our Form 10-K/A.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 29, 2006, we repurchased 13,400 shares of our common stock in the open market at an average price of $5.39 per share.
ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under The Plan or Programs

July 31, 2006 through October 29, 2006	13,400	$5.39	11,300	--

Total	13,400	$5.39	11,300

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on October 9, 2006. The following proposal was adopted:

Proposal One:

Election of three Class I directors to hold office until the 2009 Annual Meeting of Stockholders:

	Number of Shares
Nominees	For	Withheld
Francis M. Ricci	9,066,354	1,928,192
Joseph A. Juliano	9,152,660	1,841,886
John M. Gallaway	9,170,427	1,824,119

In addition, the following individuals continued to be directors following the Annual Meeting of Stockholders: H. Thomas Winn, Wayne H. White, Paul J. Burkett, and William G. Jayroe.

Item 5.   Other Information

On December 8, 2006, we received a $2.2 million payment for fees due under our development agreement with the Muscogee Nation - Tulsa. This payment was in excess of our capitalized development costs of $1.9 million. As a result of this transaction, we mutually and amicably agreed to end our relationship with the Muscogee Nation - Tulsa.

Item 6.   Exhibits

The following exhibits are to be filed as part of this report:

Exhibit No.	Document

2.1
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C.(filed previously as Exhibit 2.1 of to the Company’s Form 8-K, filed April 29, 2005)

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the company's definitive proxy statement filed on Schedule 14A on July 30, 2001)
3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.
3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)
3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s Form 10-QSB filed August 14, 2002)
4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)
4.5	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the company’s Form S-8, file no. 333-126027)
10.1	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)
10.2
First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K filed July 14, 2004)

10.3	License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)
10.4	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed February 14, 2002)
10.5	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to Form S-8, file no. 333-126027)
10.9	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C

Exhibit No.	Document

10.10	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.
10.11	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C.
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

10.26(*)	Loan Agreement letter dated September 1, 2006, with respect to promissory notes and guaranty agreements between Big City Capital, LLC, Nevada Gold & Casinos, Inc. and Billy Bob Barnett.
10.27(*)	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc.
31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By: /s/ James J. Kohn
James J. Kohn, Chief Financial Officer

Date: December 15, 2006

INDEX TO EXHIBITS

Exhibit No.	Document

2.1
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C.(filed previously as Exhibit 2.1 of to the Company’s Form 8-K, filed April 29, 2005)

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the company's definitive proxy statement filed on Schedule 14A on July 30, 2001)
3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.
3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)
3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the company’s Form 10-QSB filed August 14, 2002)
4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)
4.5	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the company’s Form S-8, file no. 333-126027)
10.1	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)
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

Exhibit No.	Document

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

10.26(*)	Loan Agreement letter dated September 1, 2006, with respect to promissory notes and guaranty agreements between Big City Capital, LLC, Nevada Gold & Casinos, Inc. and Billy Bob Barnett.
10.27(*)	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc.
31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.
32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.