Form 10-Q
period 2007-01-28
NEVADA GOLD & CASINOS INC
filed 2007-03-09
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended January 28, 2007

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,939,130 as of March 1, 2007.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	January 28,	April 30,
	2007	2006
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,478,677	$4,296,154
Restricted cash	1,050,000	—
Accounts receivable	1,005,836	940,177
Accounts receivable - affiliates	227,186	499,999
Other current assets	423,726	428,532
Total current assets	4,185,425	6,164,862

Investments in unconsolidated affiliates	36,241,271	35,691,747
Investments in development projects	4,734,144	6,876,527
Notes receivable - affiliates	3,521,066	3,637,099
Notes receivable - development projects	19,336,380	22,667,272
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation
of $1,126,820 and $622,876 at January 28, 2007 and
April 30, 2006, respectively	2,241,546	2,580,093
Deferred tax asset	5,678,620	1,460,722
Other assets	4,476,498	3,601,850
Total assets	$85,877,868	$88,143,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,123,079	$1,550,405
Accrued interest payable	—	41,737
Other accrued liabilities	278,935	358,159
Guaranty liabilities	4,610,000	—
Long-term debt, current portion	$6,164,555	7,051,845
Total current liabilities	12,176,569	9,002,146

Long-term debt, net of current portion	55,022,923	53,414,815
Deferred income	11,359	406,632
Other liabilities	749,652	157,633
Total liabilities	67,960,503	62,981,226

Commitments and contingencies	—	—

Minority interest	246,200	278,674

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000
shares authorized; 13,935,330 and 13,912,330 shares
issued and 12,939,130 and 12,970,330 shares outstanding
at January 28, 2007 and April 30, 2006, respectively	1,672,240	1,669,479
Additional paid-in capital	18,438,720	18,122,632
Retained earnings	7,774,979	14,873,589
Treasury stock, 996,200 and 942,000 shares at January 28,
2007 and April 30, 2006, respectively	(10,216,950)	(9,781,669)
Accumulated other comprehensive income (loss)	2,176	(841)
Total stockholders' equity	17,671,165	24,883,190
Total liabilities and stockholders' equity	$85,877,868	$88,143,090

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	January 28, 2007	Janaury 22, 2006	January 28, 2007	Janaury 22, 2006
Revenues:
Casino	$1,417,141	$1,083,053	$4,608,249	$4,359,820
Food and beverage	246,647	237,657	1,000,966	1,216,868
Other	32,111	26,508	102,510	96,698
Management fee	27,056	—	124,200	—
Credit enhancement fee	2,304,796	1,810,540	6,458,342	5,463,961
Gross revenues	4,027,751	3,157,758	12,294,267	11,137,347
Less promotional allowances	(263,949)	(236,664)	(944,491)	(1,169,321)
Net revenues	3,763,802	2,921,094	11,349,776	9,968,026

Expenses:
Casino	428,364	626,851	1,238,340	2,152,800
Food and beverage	118,335	215,882	599,306	690,093
Marketing and administrative	753,523	542,968	2,348,391	1,483,035
Facility	74,740	85,546	246,251	189,506
Corporate expense	1,581,033	1,615,425	4,868,959	4,226,455
Legal expense	270,388	400,027	1,223,604	874,952
Depreciation and amortization	276,183	246,100	812,685	461,927
Write-off of notes receivable related to
Native American gaming projects	—	—	3,171,958	—
Write-off of project development cost	15,000	—	388,100	—
Other	22,301	28,918	74,710	76,568
Total operating expenses	3,539,867	3,761,717	14,972,304	10,155,336
Operating income (loss)	223,935	(840,623)	(3,622,528)	(187,310)
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	(1,411,615)	428,118	(3,812,476)	5,686,882
Interest expense, net	(948,707)	(559,985)	(2,720,960)	(1,347,639)
Gain on sale of marketable securities	11,849	105,374	48,646	105,374
Gain on termination of development contract	249,894	—	249,894	—
Minority interest	(460,092)	(363,403)	(1,286,831)	(981,379)
Income (loss) before income
tax (expense) benefit	(2,334,736)	(1,230,519)	(11,144,255)	3,275,928
Income tax (expense) benefit	845,320	465,124	4,045,646	(1,169,235)
Net income (loss)	$(1,489,416)	$(765,395)	$(7,098,609)	$2,106,693

Per share information:
Net income (loss) per common share - basic	$(0.12)	$(0.06)	$(0.55)	$0.16
Net income (loss) per common share -
diluted	$(0.12)	$(0.06)	$(0.55)	$0.16

Basic weighted average number of shares
outstanding	12,937,427	13,028,525	12,937,004	12,946,118
Diluted weighted average number of shares
outstanding	12,937,427	13,028,525	12,937,004	13,690,800

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	January 28, 2007	January 22, 2006
Cash flows from operating activities:
Net income (loss)	$(7,098,609)	$2,106,693
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	575,945	326,034
Amortization of capitalized development costs	236,740	135,893
Write-off of notes receivable	3,171,958	—
Write-off of development costs	388,100	—
Gain on sale of marketable securities	(48,646)	(105,374)
Gain on termination of development contract	(249,894)	—
Stock-based compensation	293,210	—
Amortization of deferred loan issuance costs	449,611	249,732
Minority interest	1,286,831	981,379
Distributions from unconsolidated affiliates	1,648,000	2,522,000
(Earnings) loss from unconsolidated affiliates	3,812,476	(5,686,882)
Deferred income tax expense (benefit)	(4,045,646)	1,169,235
Excess tax benefits from stock-based compensation	(3,637)	—
Income tax receivable	—	113,288
Income tax payable	(170,348)	—
Changes in operating assets and liabilities:
Receivables and other assets	(1,813,047)	(1,636,992)
Accounts payable and accrued liabilities	180,979	1,937,880
Net cash provided by (used in) operating activities	(1,385,977)	2,112,886
Cash flows from investing activities:
Capitalized development costs	(432,563)	(465,558)
Equity investment in unconsolidated affiliates	—	(8,421,396)
Purchase of property and equipment	(237,397)	(2,640,855)
Purchase of marketable securities	—	(813,199)
Net proceeds from sale of marketable securities	190,164	615,339
Net proceeds from termination of development contract	2,200,000	—
Acquisition of Colorado Grande	—	(638,705)
Advances on notes receivable	(219,609)	(17,990,913)
Collections of notes receivable	500,000	941,392
Advances on notes receivable - affiliates	(1,600,000)	(18,975)
Collections of notes receivable - affiliates	316,033	329,974
Investment in restricted cash	(1,050,000)	—
Net cash used in investing activities	(333,372)	(29,102,896)
Cash flows from financing activities:
Repayment on term loans	(2,279,180)	(2,291,804)
Borrowings on credit facilities, net	3,000,000	36,584,328
Deferred loan issuance costs	(90,000)	(838,740)
Acquisition of treasury stock	(435,281)	(7,696,819)
Cash proceeds from exercise of stock options	22,000	29,200
Issuing costs related to debt conversion to equity	—	(99,525)
Excess tax benefits from stock-based compensation	3,637	—
Cash distribution to minority interest owners	(1,319,304)	(967,264)
Net cash provided by (used in) financing activities	(1,098,128)	24,719,376

Net decrease in cash and cash equivalents	(2,817,477)	(2,270,634)
Cash and cash equivalents at beginning of period	4,296,154	2,888,697
Cash and cash equivalents at end of period	$1,478,677	$618,063

Supplemental cash flow information:
Cash paid for interest	$3,987,029	$906,340

Non-cash financing activities:
Note payable issued for the purchase of Colorado Grande Casino	$—	$5,900,000
Debt conversion to equity	$—	$3,317,499
Restricted common stock issued for services	$97,750	$—
Note receivable converted into equity investment in American Racing	$1,400,000	$—

  The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at January 28, 2007 and April 30, 2006, Consolidated Statements of Operations for the three and nine month periods ended January 28, 2007 and January 22, 2006, and Consolidated Statements of Cash Flows for the nine months ended January 28, 2007 and January 22, 2006. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2006 and the notes thereto included in our Annual Report on Form 10-K/A. The results of operations for the three and nine months ended January 28, 2007 are not necessarily indicative of the results expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, investments, intangible assets and goodwill, property, plant and equipment, income taxes, insurance, employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. (See guarantees discussed in Note 13.)

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

	Three Months Ended		Nine Months Ended
	January 28, 2007	January 22, 2006	January 28, 2007	January 22, 2006
Food and beverage	$166,343	$192,834	$448,041	$733,138
Other	1,448	2,121	10,681	16,831
Total cost of complimentary services	$167,791	$194,955	$458,722	$749,969

Note 3. Restricted Cash

At January 28, 2007, a $1,050,000 Certificate of Deposit was pledged to secure a $1 million operating line of credit for American Racing and Entertainment, LLC.

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting under APB No.18. Our principal equity method investments are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of January 28, 2007, the amount of consolidated retained earnings which represent undistributed earnings from our unconsolidated affiliates is approximately $20.2 million. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net OwnershipInterest		Investment		Equity in Earnings (Loss) Three Months Ended		Equity in Earnings (Loss) Nine Months Ended
Unconsolidated affiliates:	Janaury 28, 2007	April 30, 2006	Janaury 28, 2007	April 30, 2006	Janaury 28, 2007	January 22, 2006	Janaury 28, 2007	January 22, 2006
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43.0	43.0	$21,677,518	$21,146,365	$561,180	$490,798	$2,179,153	$4,874,855
Route 66 Casinos, L.L.C. (2)	51.0	51.0	4,509,183	4,509,183	—	—	—	874,707
American Racing and Entertainment, LLC (3)	29.7	40.0	9,362,879	9,480,506	(2,076,991)	(114,763)	(6,127,627)	(114,763)
Buena Vista Development Company, LLC (4)	35.0	25.0	173,505	176,753	(2,550)	—	(3,248)	—
Sunrise Land and Mineral Corporation (5)	50.0	50.0	518,186	378,940	106,746	52,083	139,246	52,083
Restaurant Connections International, Inc. (6)	34.0	34.0	—	—	—	—	—	—
Total investments in unconsolidated affiliates			$36,241,271	$35,691,747
Total earnings (loss) from unconsolidated affiliates					$(1,411,615)	$428,118	$(3,812,476)	$5,686,882

(1)	Separate financial statements for this entity are included herein.

(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. See Note 14.

(3)
Represents our equity investment in a racing and gaming development project in the State of New York. On January 18, 2007, the partners of American Racing were required to make a $3 million capital contribution in amounts proportionate to their ownership or be diluted to a rate of 150% of the contribution. We elected to forgo our proportionate contribution, thus our ownership percentage was reduced to 29.70%. In February 2007, our ownership percentage was further reduced to 25.05%.

(4)
This is an investment in a Native Indian gaming development project in the State of California. At May 5, 2006, our ownership interest increased to 30%. At November 5, 2006, our ownership interest increased to 35%.

(5)	Represents our equity investment in a real estate investment and mining project.

(6)	Investment in RCI was reduced to zero in fiscal year 2000 because our equity in accumulated losses exceeded our investment.

We also hold investments in various development projects that we consolidate. Our investments in development projects include real estate, gold mining and gaming facilities. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership Interest		Capitalized Development Costs Investment
Development Projects:	Janaury 28, 2007	April 30, 2006	Janaury 28, 2007	April 30, 2006
	(Percent)
Dry Creek Casino, L.L.C. (1)	69	69	$445,891	$682,632
Gold Mountain Development, L.L.C. (2)	100	100	3,431,368	3,367,098
Goldfield Resources, Inc. (3)	100	100	480,812	480,812
Nevada Gold (Tulsa), Inc. (4)	100	100	—	1,783,295
Other (5)	100	100	376,073	562,690
Total investments- development projects			$4,734,144	$6,876,527

(1)	The remaining 31% that we do not own is recorded as minority interest.

(2)	Acquisition and development costs incurred for approximately 260 acres of real property in the vicinity of Black Hawk, Colorado.

(3)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999.

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

Isle of Capri - Black Hawk, L.L.C. (“IC-BH”)

As of January 28, 2007, IC-BH owned and operated two casinos in the state of Colorado. Isle of Capri Casinos, Inc. operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. The separate IC-BH consolidated balance sheets as of January 28, 2007 and April 30, 2006 and consolidated statements of income for the three and nine months ended January 28, 2007 and January 22, 2006 are as follows:

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheets
(unaudited)

	January 28,	April 30,
	2007	2006
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$14,633	$15,245
Accounts receivable - trade	409	516
Accounts receivable - related parties	155	72
Deferred income taxes	361	346
Prepaid expenses and other	2,938	1,795
Total current assets	18,496	17,974

Property and equipment, net	234,347	240,294
Deferred financing costs, net of accumulated amortization	1,384	1,603
Deferred income taxes asset	6,027	3,749
Goodwill and other intangible assets	26,865	26,865
Prepaid deposits and other	2,968	5,199
Total assets	$290,087	$295,684

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,029	$2,025
Accounts payable - trade	1,588	5,968
Accounts payable - related parties	6,449	4,357
Accrued liabilities:
Interest	1,567	2,110
Payroll and related expenses	3,546	4,388
Property, gaming and other taxes	4,327	4,595
Progressive jackpot and slot club awards	2,646	2,944
Other	652	900
Total current liabilities	22,804	27,287

Long-term liabilities:
Long-term debt, less current maturities	203,407	208,098
Deferred income taxes	2,278	—
Total long-term liabilities	205,685	208,098
Total liabilities	228,489	235,385
Members’ equity:
Members’ equity	61,598	60,299
Total members' equity	61,598	60,299
Total liabilities and members' equity	$290,087	$295,684

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	Janaury 28,	Janaury 22,	Janaury 28,	Janaury 22,
	2007	2006	2007	2006
Revenues	(in thousands)		(in thousands)
Casino	$38,052	$41,753	$123,909	$127,526
Rooms	1,900	1,477	7,584	4,548
Food, beverage and other	4,345	4,991	14,236	15,160
Gross revenues	44,297	48,221	145,729	147,234
Less promotional allowances	(9,510)	(9,874)	(31,825)	(29,899)
Net revenues	34,787	38,347	113,904	117,335

Operating expenses
Casino	5,657	6,549	18,752	18,421
Gaming taxes	7,286	8,096	23,997	24,774
Rooms	527	344	1,545	1,139
Food, beverage and other	542	1,261	2,660	3,593
Facilities	1,834	2,317	5,982	6,097
Marketing and administrative	8,979	8,977	29,765	27,605
Management fees	1,584	1,764	5,118	5,445
Depreciation and amortization	3,976	3,554	11,921	9,873
Total operating expenses	30,385	32,862	99,740	96,947

Operating income	4,402	5,485	14,164	20,388
Interest expense, net	(3,675)	(2,783)	(11,118)	(8,706)
Loss on extinguishment of debt		(2,110)		(2,110)
Other income	—	119	—	1,135
Income before income taxes	727	711	3,046	10,707
Income tax benefit	663	431	2,107	628
Net income	$1,390	$1,142	$5,153	$11,335

American Racing and Entertainment, L.L.C.

Summarized unaudited financial information for the three and nine months ended December 31, 2006 for American Racing and Entertainment, LLC (“American Racing”) is presented below:

	Three months ended	Nine months ended
	December 31, 2006	December 31, 2006
	(in thousands)	(in thousands)
Gross Revenue	$20,326	$36,199
Total Expenses	26,197	52,201
Minority Interest	(350)	(355)
Net loss	$(5,521)	$(15,647)

American Racing operation consists of two racetrack based video gaming facilities which commenced operations on July 4, 2006 and October 26, 2006, respectively.

Note 5.   Notes Receivable

Notes Receivable - Related Parties

Clay County Holdings, Inc.

At January 28, 2007, we have a note receivable of $1,741,621 from Clay County Holdings, Inc. ("CCH"). The note bears interest at 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. In management’s opinion, as of January 28, 2007, the collateral is adequate to repay the note.

Service Interactive, Inc.

At January 28, 2007, we have a note receivable of $1,779,445 from Service Interactive, Inc. ("SI"). The note bears interest of 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and a former director was involved in SI. In management’s opinion, as of January 28, 2007, the collateral is adequate to repay the note.

Notes Receivable - Development Projects

At January 28, 2007, we have notes receivable of $19.3 million related to the development of gaming/entertainment projects. Through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we currently own a 35% interest in Buena Vista Development and have a $14.8 million note receivable. This note bears an interest rate of prime plus 1%. In addition, $3.2 million is represented by a note receivable from Big City Capital, LLC, a third party. The note bears interest at a rate of 10% and is payable on or before ten years from the date of the note, with earlier repayment required out of cash flow from operations of such gaming/entertainment projects. This note receivable is guaranteed by an individual independent of us.

In addition to these two notes, we also made a loan to the La Jolla Band Indian tribe for $1.3 million. This note bears an average interest rate of 9% per annum with a maturity date based on the availability of project financing and/or cash flow from operations.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Note 6.   Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations are as follows:

	January 28,	April 30,
	2007	2006

$55.0 million Revolving Credit Facility, 8.5% interest, maturing
June 2008	$55,000,000	$52,000,000
$3.3 million Note Payable, 11% interest, maturing March 2007	3,272,500	3,272,500
$5.9 million Note Payable, LIBOR plus 450 basis points interest, quarterly payment equal to distribution from IC-BH until it is
paid in full	1,801,482	3,283,907
$2 million Note Payable, LIBOR plus 425 basis points interest,
amortizing for 48 months with final payment due in January 2008	1,083,333	1,875,000
Automobile Loan, 7.5% interest, amortizing for 60 months with
final payment due in October 2010	30,163	35,253
Total	61,187,478	60,466,660
Less: current maturities	(6,164,555)	(7,051,845)
Total long-term financing obligations	$55,022,923	$53,414,815

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

On December 18, 2006, the lender of the $3.3 million note payable exercised his right to demand payment by March 18, 2007. As a result we have classified the note as a current maturity.

Note 7.   Stock-Based Compensation

Adoption of SFAS 123(R)

At January 28, 2007, we have a share-based compensation plan, which is described below.  Prior to May 1, 2006, we accounted for the plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in our Consolidated Statements of Operations prior to May 1, 2006, as all options granted under the plan had an exercise price equal to or more than the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized during the three and nine months ended January 28, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in our Consolidated Statements of Operations for the three and nine months ended January 28, 2007 is presented in the following table:

	Three Months Ended	Nine Months Ended
	January 28, 2007

Stock options	$46,631	$195,460
Restricted stocks
Less: Related tax benefit	(17,007)	(71,286)
Total share-based compensation expense, net of tax	$29,624	$124,174

As a result of adopting SFAS No. 123(R) on May 1, 2006, for the three and nine months ended January 28, 2007 our loss before income tax benefits was higher by $46,631 and $195,460, respectively and our net loss was higher by $29,624 and $124,174, respectively, than if we had continued to account for share-based compensation under APB No. 25.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Accordingly, for the nine months ended January 28, 2007, the $3,637 excess tax benefit from the exercise of stock options classified as a financing cash flow would have been classified as an operating cash flow if we had not adopted SFAS No. 123(R).

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at January 28, 2007, 583,299 shares were available for grant. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	The incentive stock option plan allows for the issuance of up to 3.25 million shares, and

•	For stock options, the exercise price of the award must equal the fair market value of the stock on the date of grant, and the maximum term of such an award is ten years

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

A summary of activity under the Company’s share-based payment plans for the nine months ended January 28, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value
Outstanding at May 1, 2006	1,121,800	$8.82
Granted	156,000	4.38
Exercised	(8,000)	2.75
Forfeited or expired	(102,000)	11.32

Outstanding at January 28, 2007	1,167,800	$8.05	2.5	$14,980

Exercisable at January 28, 2007	1,009,300	$8.25	2.0	$14,980

The weighted-average grant-date fair value of option granted during the nine month periods ended January 28, 2007 and January 22, 2006 was $1.92 and $4.48, respectively. The total intrinsic value of stock exercised during the nine month periods ended January 28, 2007 and January 22, 2006 was $16,287 and $401,560, respectively. The total income tax benefits from stock option exercised during the nine month periods ended January 28, 2007 and January 22, 2006 were $3,637 and $136,530 respectively. As of January 28, 2007, there was a total of $404,739 of unamortized compensation related to stock options, which cost is expected to be recognized over a weighted-average period of 2.3 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

Nine Months Ended January 28, 2007

Expected volatility	71.4%
Expected term	2.5
Expected dividend yield	-
Risk-free interest rate	4.50%
Forfeiture rate	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for US Treasury instruments with maturities matching the relevant expected term of the award.

The following table provides pro forma net income and net income per share had the Company applied the fair value method of SFAS No. 123 for the three and nine months ended January 22, 2006:

	Three Months Ended	Nine Months Ended
	January 22,	January 22,
	2006	2006
Net income (loss) - as reported	$(765,395)	$2,106,693
Less: total stock-based employee
compensation expense determined
under fair value based , net of
related tax effect	(28,248)	(86,085)
Net income (loss) - pro forma	$(793,643)	$2,020,608

Basic earnings (loss) per share:
As reported	$(0.06)	$0.16
Pro forma	$(0.06)	$0.16

Diluted earnings (loss) per share
As reported	$(0.06)	$0.16
Pro forma	$(0.06)	$0.15

Restricted Stock Grants

During the nine months ended January 28, 2007, we issued 15,000 shares of our restricted common stock to a financial consulting firm for their consulting services on a contract entered in June 2006. We terminated the contract in September 2006. The 15,000 shares of restricted stock were recognized as a consulting expense based on the fair value of our common stock on the dates of issuance. The total expenses recorded were $97,750.

A summary of the activity of the Company's restricted stock is presented in the following tables.

	Nine Months Ended January 28, 2007
	Shares	Weighted Average Grant Date Fair Value

Nonvested - May 1, 2006	-	$-
Granted	15,000	6.52
Vested	15,000	6.52
Nonvested - January 28, 2007	-	$-

Note 8. Stockholders’ Equity

Stock Repurchase

During the nine months ended January 28, 2007, we repurchased 54,200 shares of common stock at a total cost of $435,281. We repurchased 725,800 shares of common stock at a total cost of $7,696,819 in the nine months ended January 22, 2006.

Note 9. Comprehensive Income

Comprehensive income (loss) consisted of the following:

	Three Months Ended			Nine Months Ended
	January 28, 2007	January 22, 2006		January 28, 2007	January 22, 2006
Net income (loss)	$(1,489,416)		$(765,395)	$(7,098,609)	$2,106,693
Other comprehensive income (loss)
Unrealized gain (loss) on securities
available for sale	(7,674)		(13,008)	3,017	3,335
Comprehensive income (loss)	$(1,497,090)	$$	(778,403)	$(7,095,592)	$2,110,028

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share computations, in accordance with SFAS No. 128:

	Three Months Ended		Nine Months Ended
	January 28,	January 22,	January 28,	January 22,
	2007	2006	2007	2006
Numerator:
Basic:
Net income (loss) available to common
stockholders	$(1,489,416)	$(765,395)	$(7,098,609)	$2,106,693

Diluted:
Net income (loss) available to common
stockholders	$(1,489,416)	$(765,395)	$(7,098,609)	$2,106,693
Add: interest on convertible debt	—	—	—	48,812
Net income (loss) available to common
stockholders	$(1,489,416)	$(765,395)	$(7,098,609)	$2,155,505

Denominator:
Basic weighted average number of
common shares outstanding	12,937,427	13,028,525	12,937,004	12,946,118
Dilutive effect of common stock
options and warrants	—	—	—	291,480
Dilutive effect of convertible debt	—	—	—	453,202
Diluted weighted average number of
common shares outstanding	12,937,427	13,028,525	12,937,004	13,690,800

Earnings (loss) per share:
Net income (loss) per common
share - basic	$(0.12)	$(0.06)	$(0.55)	$0.16
Net income (loss) per common
share - diluted	$(0.12)	$(0.06)	$(0.55)	$0.16

For the three and nine month periods ended January 28, 2007 and January 22, 2006, potential dilutive common shares issuable under options of 1,167,800, 1,167,800, 1,136,000 and 451,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 11.   Segment Reporting

We operate in two major business segments (i) gaming and (ii) other. The gaming segment consists of Colorado Grande Casino, IC-BH, Dry Creek Casino, LLC, Route 66 Casinos, American Racing and Buena Vista Development.

Summarized financial information for our reportable segments is shown in the following table. The “other” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended January 28, 2007
	Gaming	Other	Totals

Gross revenue	$4,010,849	$16,902	$4,027,751
Segment loss	(2,303,071)	(31,665)	(2,334,736)
Segment assets	68,844,728	5,304,777	74,149,505
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,677,518	—	21,677,518
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
American Racing and Entertainment, L.L.C.	9,362,879	—	9,362,879
Buena Vista Development Company, L.L.C	173,505	—	173,505
Sunrise Land and Mineral Corporation	—	518,186	518,186
Depreciation and amortization	273,899	2,284	276,183
Additions to property and equipment	16,111	—	16,111
Interest expense, net	948,707	—	948,707
Income tax benefit	833,855	11,465	845,320
Earnings from Isle of Capri-Black Hawk, L.L.C.	561,180	—	561,180
Loss from Buena Vista Development Company, L.L.C.	(2,550)	—	(2,550)
Loss from American Racing and Entertainment, L.L.C.	(2,076,991)	—	(2,076,991)
Earnings from Sunrise Land and Mineral Corporation	—	106,746	106,746

	As of and for the Three Months Ended January 22, 2006
	Gaming	Other	Totals

Gross revenue	$3,140,855	$16,903	$3,157,758
Segment profit loss	(1,204,499)	(26,020)	(1,230,519)
Segment assets	70,190,662	5,517,459	75,708,121
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	19,895,902	—	19,895,902
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
American Racing and Entertainment, L.L.C.	8,116,833	—	8,116,833
Buena Vista Development Company, L.L.C	189,800	—	189,800
Sunrise Land and Mineral Corporation	—	372,690	372,690
Depreciation and amortization	244,014	2,086	246,100
Additions to property and equipment	285,697	—	285,697
Interest expense, net	559,985	—	559,985
Income tax benefit (expense)	455,289	9,835	465,124
Earnings from Isle of Capri-Black Hawk, L.L.C.	490,798	—	490,798
Loss from American Racing and Entertainment, L.L.C.	(114,763)	—	(114,763)
Earnings from Sunrise Land and Mineral Corporation	—	52,083	52,083

	As of and for the Nine Months Ended January 28, 2007
	Gaming	Other	Totals

Gross revenue	$12,243,559	$50,708	$12,294,267
Segment loss	(10,661,816)	(482,439)	(11,144,255)
Segment assets	68,844,728	5,304,777	74,149,505
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,677,518	—	21,677,518
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
American Racing and Entertainment, L.L.C.	9,362,879	—	9,362,879
Buena Vista Development Company, L.L.C	173,505	—	173,505
Sunrise Land and Mineral Corporation	—	518,186	518,186
Depreciation and amortization	805,988	6,697	812,685
Additions to property and equipment	237,397	—	237,397
Interest expense, net	2,720,960	—	2,720,960
Income tax benefit	3,870,508	175,138	4,045,646
Earnings from Isle of Capri-Black Hawk, L.L.C.	2,179,153	—	2,179,153
Loss from Buena Vista Development Company, L.L.C.	(3,248)	—	(3,248)
Loss from American Racing and Entertainment, L.L.C.	(6,127,627)	—	(6,127,627)
Earnings from Sunrise Land and Mineral Corporation	—	139,246	139,246

	As of and for the Nine Months Ended January 22, 2006
	Gaming	Other	Totals

Gross revenue	$11,085,513	$51,834	$11,137,347
Segment profit (loss)	3,507,178	(231,250)	3,275,928
Segment assets	70,190,662	5,517,459	75,708,121
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	19,895,902	—	19,895,902
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
American Racing and Entertainment, L.L.C.	8,116,833	—	8,116,833
Buena Vista Development Company, L.L.C	189,800	—	189,800
Sunrise Land and Mineral Corporation	—	372,690	372,690
Depreciation and amortization	455,510	6,417	461,927
Additions to property and equipment	2,640,855	—	2,640,855
Interest expense, net	1,347,639	—	1,347,639
Income tax benefit (expense)	(1,251,772)	82,537	(1,169,235)
Earnings from Isle of Capri-Black Hawk, L.L.C.	4,874,855	—	4,874,855
Earnings from Route 66 Casinos, L.L.C.	874,707	—	874,707
Loss from American Racing and Entertainment, L.L.C.	(114,763)		(114,763)
Earnings from Sunrise Land and Mineral Corporation	—	52,083	52,083

Reconciliation of reportable segment assets to our consolidated totals is as follows:

January 28,
2007

Total assets for reportable segments	$74,149,505
Cash and restricted cash not allocated to segments	2,528,677
Notes receivable not allocated to segments	3,521,066
Other assets not allocated to segments	5,678,620
Total assets	$85,877,868

Note 12. Other Assets

Other assets consist of the following:

	January 28, 2007	April 30, 2006

Accrued interest receivable	$3,613,067	$2,378,809
Unamortized deferred loan issue cost, net	863,431	1,223,041
Other assets	$4,476,498	$3,601,850

Note 13.   Commitments and Contingencies

We have guaranteed approximately $13 million of mortgage debt of a subsidiary of American Racing that matures on March 31, 2007. Also, as of January 28, 2007, through our wholly-owned subsidiary, Nevada Gold NY Inc., we have an indirect guarantee of $5.9 million of American Racing’s $20 million senior debt that matures on April 1, 2007. In addition, our guarantee has further been reduced to $5.0 million due to our ownership percentage in ARE having been diluted to 25.05% as of February 2, 2007. The mortgage debt facility and the senior debt are essentially bridge financing secured by the Tioga Downs and Vernon Downs facilities. We assessed our obligations under the guarantees on these debt instruments pursuant to the provisions of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” An initial liability of $4,610,000 has been recorded for these guarantees using expected present value measurement techniques and is included in other liabilities in the accompanying Consolidated Balance Sheet. We and ARE are currently having discussions with the current and potential lenders to refinance these debts and correspondingly the associated guarantees. There is no assurance that these debts will be refinanced or extended at favorable terms and conditions.

In addition, as of January 28, 2007, we have guaranteed River Rock Casino’s operating lease for approximately $254,000. This guarantee has been eliminated as part of the contract buyout (see Note 15). We have also guaranteed debt of $72,000 to third parties on behalf of SI for the performance of repayment obligations. In the event of SI's nonperformance under the terms of the obligations, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt. At January 28, 2007, we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $212,000.

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

Route 66 Casinos

On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos, LLC. Route 66 Casinos was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group's agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Amended and Restated Operating Agreement of Route 66 Casinos, LLC, governed the relationship of the parties relating to the Route 66 Casinos gaming operation. Pursuant to this agreement, we were to receive 51% of the net revenue received by Route 66 Casinos from the gaming operation. We also loaned The Gillmann Group the amount of $250,000, which has been repaid to us.

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

The Gillmann Group then filed a lawsuit in state district court on October 4, 2002, in Clark County, Nevada (American Heritage, Inc., et al. v. Nevada Gold & Casinos, Inc., et al. (No. A457315)). In its lawsuit, The Gillmann Group sought judicial dissolution of Route 66 Casinos, LLC and sought a declaratory judgment that the operating agreement was void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court, and the related lawsuit in Texas was stayed pending the outcome of the Nevada appeal. On April 28, 2005, the Nevada Supreme Court ruled that the dispute was not subject to arbitration. In response, the Texas court lifted the stay of proceedings.

On April 13, 2006, following a trial on the merits, the jury returned its verdict in the Texas Litigation. The jury found that (1) Nevada Gold and American Heritage intended to be bound by the Amended and Restated Operating Agreement (the "Contract"); (2) American Heritage breached the Contract; (3) the breach by American Heritage was not excused; (4) Nevada Gold did not fraudulently induce American Heritage to enter into the Contract; (5) American Heritage returned to Nevada Gold everything of value that American Heritage received from Nevada Gold under the Contract; (6) Nevada Gold suffered damages of approximately $8.3 million as a result of the breach by American Heritage; and (7) Fred Gillmann, who is the President and sole shareholder of American Heritage, is personally responsible for the conduct of American Heritage.

Following the jury's verdict, Nevada Gold and the Defendants filed competing motions for the entry of judgment by the Court. On October 25, 2006, the Court entered judgment. The Court found American Heritage liable to Nevada Gold for $9,165,079 (reflecting the jury’s verdict, plus prejudgment interest), but held that Nevada Gold take nothing from Fred Gillmann. American Heritage has appealed the judgment against it to the Court of Appeals for the First District, Houston, Texas (the “Appeals Court”) and Nevada Gold has appealed the Court’s judgment to the Appeals Court that Nevada Gold take nothing from Fred Gillmann personally notwithstanding the jury’s verdict.

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

In November 2005, Nevada Gold moved for summary judgment against Rinaldo, and the Court ruled on that motion on February 21, 2006. The Court dismissed all of Rinaldo's claims for tortious interference with contract, holding that the development contract on which Rinaldo had based those claims was invalid as a matter of law. The Court also dismissed Rinaldo's claim for damages under the California unfair competition statute. After the ruling, only Rinaldo's claims for tortious interference with prospective economic relations, civil conspiracy, and injunctive relief under the unfair competition statute remained.

We subsequently moved for summary judgment seeking to dispose of Rinaldo’s remaining claims, and the Court granted our motion. The Court’s ruling disposed of the entire case in our favor. The deadline for Rinaido to appeal has not yet arrived. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Note 15. Subsequent Events

On January 31, 2007, the River Rock Casino notified us of its intention to exercise the buy-out option pursuant to the development and loan agreement (as amended, the “development agreement”) with us. Pursuant to the buy-out option, the River Rock Casino had the option to pay seventeen equal monthly installments of $737,491 beginning February 15, 2007 through June 15, 2008.   On March 2, 2007, River Rock Casino and the members of Dry Creek Casino, LLC received a cash settlement of $11,350,000 in lieu of the monthly installments. Our share of the settlement is approximately $8.1 million. The exercise of the buy-out option effectively terminates the development agreement and any further obligations to pay the credit enhancement fee to us. Revenue is expected to decrease by approximately $2.0 million quarterly over the remaining term of the agreement.

On February 2, 2007, the partners of American Racing were required to make a $3 million capital contribution in amounts proportionate to their ownership or be diluted to a rate of 150% of the contribution. We did not make the contribution and our ownership percentage was reduced to 25.05%. On March 1, 2007, the partners of American Racing approved a $2.5 million capital call to be funded by March 31, 2007. Our portion of the contribution will be $626,500. If we do not make the contribution, our ownership in American Racing will be reduced to 22.75%.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2006 filed on Form 10-K/A with the Securities and Exchange Commission.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K/A for the year ended April 30, 2006. (See guarantees discussed in Note 13.)

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing, developing and managing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, California and New York. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. In December 2005, IC-BH completed a $94.0 million capital expansion for IC-BH’s Colorado properties adding approximately 350 slot machines, 160 hotel rooms, and a new restaurant. In fiscal year 2004, DCC began receiving a credit enhancement fee from the River Rock Casino. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH and anticipate the casino will also add to our future revenues and earnings. In addition, as of January 28, 2007, we also owned a 29.7% (reduced to 25.05% in February 2007) interest in American Racing and Entertainment, LLC (“American Racing”), which operates racing facilities offering harness racing and VLTs to its gaming customers. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments.

When compared to the nine month period ended January 22, 2006, the nine month period ended January 28, 2007 was impacted by the following items:

•
Recording our equity in the loss from American Racing in the fiscal 2007 period. American Racing incurred substantial preopening costs at both Tioga Downs and Vernon Downs during the period. Racing operations commenced at Tioga Downs on June 12, 2006 and its video gaming machine operations started on July 4, 2006. Racing operations commenced at Vernon Downs on September 5, 2006 and its video gaming operations started on October 26, 2006.

•	The discontinuation of estimated earnings contributions related to Route 66 Casinos, LLC, due to the sale and termination of equipment leases.

•	Lower than expected earnings from IC-BH.

•	Write-off $3.5 million of notes receivable and development costs related to gaming projects.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 28, 2007 AND JANUARY 22, 2006

Net revenues. Net revenues increased 29%, or $843,000, for the three month period ended January 28, 2007 compared to the three month period ended January 22, 2006. In the three month period ended January 28, 2007, credit enhancement fees increased 27%, or $494,000, compared to the three month period ended January 22, 2006. Net revenues from the Colorado Grande increased 29% or $307,000 for the three month period ended January 28, 2007 compared to the three month period ended January 22, 2006. Also, in the three month period ended January 28, 2007, we accrued $27,000 of management fees from American Racing.

Total operating expenses. Total operating expenses decreased 6% or $222,000, for the three month period ended January 28, 2007 compared to the three month period ended January 22, 2006. Of the decrease, $96,000 is primarily the result of lower operating costs, excluding depreciation expense, related to Colorado Grande. In addition, the overall legal expense decreased 32% or $130,000. During the three months ended January 28, 2007. We recorded a $15,000 write-off of project development costs related to Native American gaming projects which we are no longer pursuing.

Earnings (loss) from unconsolidated affiliates. Earnings (loss) from unconsolidated affiliates decreased 430%, or $1.8 million, for the three month period ended January 28, 2007 compared to the three month period ended January 22, 2006. Earnings of IC-BH increased 14% or $70,000. IC-BH’s net revenues decreased 9%, or $3.6 million for the three month period ended January 28, 2007 compared to the three month period ended January 22, 2006. Also, IC-BH’s operating expense decreased 8%, or $2.5 million due to lower casino operating expense, and food, beverage and other expense. Losses of American Racing increased $2.0 million compared to the three month period ended January 22, 2006. It is primarily attributable to preopening expenses related to the Tioga Downs and Vernon Downs projects. Earning of Sunrise increased 105% or $55,000 due to higher lease income from mining claims.

Interest expense, net. Interest expense, net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 38%, or $376,000, for the three month period ended January 28, 2007 compared to the three month period ended January 22, 2006. The increase is primarily due to a higher weighted average debt balance. Interest income increased 8%, or $43,000, for the three month period ended January 28, 2007 compared to the three month period ended January 22, 2006. The decrease is primarily due to a lower weighted average note receivable balance. Amortization of loan issue cost was $152,000 and $97,000 for the three month periods ended January 28, 2007 and January 22, 2006, respectively.

Net loss. Net loss was $1.5 million and $765,000 for the three month periods ended January 28, 2007 and January 22, 2006, respectively. The increase of $724,000 is primarily related to the $2.1 million loss from American Racing, the discontinuation of recording earnings from Route 66, the increase in interest expense, net which was partially offset by the $494,000 increase in credit enhancement fee, $250,000 gain related to the termination of our development agreement with Muscogee Nation - Tulsa, and $222,000 decrease in our overall operating expenses. The effective tax rate for the three month periods ended January 28, 2007 and January 22, 2006 was 36% and 38%, respectively.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 28, 2007 AND JANUARY 22, 2006

Net revenues. Net revenues increased 14%, or $1.4 million, for the nine month period ended January 28, 2007 compared to the three month period ended January 22, 2006. In the nine month period ended January 28, 2007, credit enhancement fees increased 18%, or $994,000, compared to the nine month period ended January 22, 2006. Net revenues from the Colorado Grande increased 6% or $257,000 for the nine month period ended January 28, 2007 compared to the nine month period ended January 22, 2006. Also, in the nine month period ended January 28, 2007, we earned $124,000 in management fees from American Racing.

Total operating expenses. Total operating expenses increased 47% or $4.8 million, for the nine month period ended January 28, 2007 compared to the nine month period ended January 22, 2006. Of this increase, $3.6 million is attributable to the write-off of notes receivable and project development cost related to Native American gaming projects which we are no longer pursuing. We experienced $643,000 of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations, and increased overhead costs related to business expansion. Also, legal expense increased by $349,000 related to litigation. In addition, the overall depreciation and amortization expense increased by $351,000 related to Colorado Grande’s $2 million renovation project completed at the end of the second quarter of fiscal 2006.

Earnings (loss) from unconsolidated affiliates. Earnings (loss) from unconsolidated affiliates decreased 167%, or $9.5 million, for the nine month period ended January 28, 2007 compared to the nine month period ended January 22, 2006. Earnings of IC-BH decreased 55% or $2.7 million. IC-BH’s net revenues decreased 3%, or $3.4 million for the nine month period ended January 28, 2007 compared to the nine month period ended January 22, 2006. Also, IC-BH’s operating expenses increased 3%, or $2.8 million due to higher casino operating expense, marketing and administrative expense, and depreciation and amortization expense. For Route 66 Casinos, we learned in January 2006, through discovery in the litigation, that in November, 2005 the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. The equipment leases were terminated in connection with the transaction. Therefore, effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings related to Route 66 Casinos due to the termination of the equipment leases, which lowered our earnings from unconsolidated affiliates by approximately $875,000 (also see Part II, Item 1.) During the nine month period ended January 28, 2007, we recorded equity in losses of American Racing of $6.1 million which is primarily attributable to preopening expenses related to the Tioga Downs and Vernon Downs projects. Earnings of Sunrise increased 167% or $87,000 due to higher lease income from mining claims.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 53%, or $1.4 million for the nine month period ended January 28, 2007 compared to the nine month period ended January 22, 2006. The increase is primarily due to a higher weighted average debt balance. Interest income increased 18%, or $269,000, for the nine month period ended January 28, 2007 compared to the nine month period ended January 22, 2006. The increase is primarily due to a higher weighted average note receivable balance. Amortization of loan issue costs was $450,000 and $250,000 for the nine month periods ended January 28, 2007 and January 22, 2006, respectively.

Net income (loss). Net income (loss) was ($7.1 million) and $2.1 million for the nine month periods ended January 28, 2007 and January 22, 2006, respectively. The decrease of $9.2 million is primarily related to the $2.7 million decrease in earnings from IC-BH, the $6.1 million loss from American Racing, the discontinuation of recording earnings from Route 66, the $3.6 million write-off of notes receivable and project development costs, the increase in interest expense, net, higher overall corporate expenses and higher casino operating and marketing expenses as a percentage of casino revenue related to the repositioning of the Colorado Grande Casino after the $2.0 million renovation project was completed at the end of the second quarter of fiscal 2006. The effective tax rate for the nine month periods ended January 28, 2007 and January 22, 2006 was 36% and 36%, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 28, 2007 and January 22, 2006:

	Nine Months Ended
	January 28,	January 22,
	2007	2006
Net cash provided by (used in):
Operating activities	$(1,385,977)	$2,218,260
Investing activities	(333,372)	(29,208,270)
Financing activities	(1,098,128)	24,719,376

Operating activities. Net cash used in operating activities during the nine month period ended January 28, 2007 was $1.4 million compared to $2.2 million of net cash provided by operating activities during the nine month period ended January 22, 2006. The $3.6 million decrease in cash flow is mainly due to higher operating costs and interest payments. During the nine month period ended January 28, 2007, we received $6.5 million of credit enhancement fees from River Rock Casino and $1.6 million in distributions from IC-BH, compared to $5.5 million and $2.5 million respectively for the nine months ended January 22, 2006. We applied the distributions from IC-BH to repay a portion of the $5.9 million note payable to IC-BH related to our purchase of the Colorado Grande Casino.

Investing activities. Net cash used in investing activities during the nine month period ended January 28, 2007 decreased by $28.9 million compared to the nine month period ended January 22, 2006. The decrease was primarily due to a decrease in the amount of loans and equity investment made to gaming projects. During the nine months ended January 28, 2007, we made loans totaling $1.4 million to American Racing which was subsequently converted into a capital contribution as part of our investment, and we put up a $1,050,000 Certificate of Deposit to guarantee a $1 million operating line of credit for American Racing. In addition, we received $2.2 million settlement fee for the termination of our development agreement with Muscogee Nation - Tulsa and $500,000 loan repayment from a third party related to a gaming project in which we are no longer involved.

Financing activities. Net cash provided by financing activities during the nine month period ended January 28, 2007 decreased by $25.8 million compared to the nine month period ended January 22, 2006. In the nine month period ended January 28, 2007, we received $3.0 million in borrowings from our $55.0 million credit facility compared to $36.6 million in the nine month period ended January 22, 2006. We repurchased 54,200 shares of our common stock in the open market, at a total purchase price of $435,000 compared to $7.7 million spent to acquire our common stock during the nine month period ended January 22, 2006, and we distributed $1.3 million to the minority interest owners of DCC. We also repaid $2.3 million on our term loans.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

• debt service requirements;

• working capital requirements;

• cash receipt of River Rock Casino credit enhancement buyout;

• $3.3 million note payable due in March 2007;

• funding our portion of the initial operating losses and capital expenditures at American Racing;

• capital requirements related to existing and future development projects and acquisitions;

• disposition of non-gaming related assets; and

·	• obtaining funds via long-term subordinated debt instruments

At January 28, 2007, outstanding indebtedness under our credit facilities totaled $61.2 million. We have guaranteed approximately $13 million of mortgage debt of a subsidiary of American Racing that matures on March 31, 2007. Also, through our wholly-owned subsidiary, Nevada Gold NY., Inc, we have an indirect guarantee of $5.9 million of American Racing’s $20 million senior debt which has been reduced to $5.0 million effective February 2, 2007 that matures on April 1, 2007. ARE is in the process of negotiating a refinancing of these debts with current and potential lenders. There is no assurance that this debt will be refinanced or extended at favorable terms and conditions. If a refinancing or an extension is not obtained, we may be required to fund our portion of this guarantee. In addition, as of January 28, 2007, we have lease guarantees of approximately $254,000 relating to the River Rock Casino project which was subsequently eliminated due to exercise of the buy-out option by River Rock Casino (see Note 15) and we have guaranteed debt of approximately $72,000 of an affiliated company.

Historically, tax distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from our notes receivable have been sufficient to satisfy our current debt obligations and working capital needs. However, we are now applying our quarterly distributions from IC-BH to the repayment of interest and principal due on the $5.9 million note which we expect will continue until the second quarter of fiscal year 2008. At January 28, 2007, the balance of the note payable to IC-BH was $1.8 million.

In November 2006, we examined our corporate overhead. As a result, we implemented several cost saving measures that will save approximately $1 million annually. These measures included the elimination of a number of corporate staff positions which resulted in a 30% reduction in our corporate full time equivalents, reduction of consulting contracts and a 10% salary reduction for senior executives. A $205,000 of severance expenses associated with the reduction of corporate staff is reflected in this fiscal quarter.

On February 2, 2007, the partners of American Racing were required to make a $3 million capital contribution in amounts proportionate to their ownership or be diluted to a rate of 150% of the contribution. We did not make the contribution and our ownership percentage was reduced to 25.05%.

On January 31, 2007, the River Rock Casino notified us, of its intention to exercise the buy-out option pursuant to the development and loan agreement (as amended, the “development agreement”) with us. Pursuant to the buy-out option, the River Rock Casino will pay seventeen equal monthly installments of $737,491 beginning February 15, 2007 through June 15, 2008.   The exercise of the buy-out option effectively terminates the development agreement and any further obligations to pay the credit enhancement fee to us. On March 2, 2007, River Rock Casino and the members of Dry Creek Casino, LLC agreed to a cash settlement of $11,350,000 in lieu of the monthly installments. Our share of the settlement is approximately $8.1 million. Proceeds from this settlement will be used to repay our $3.3 million note payable which matures in March 2007. Revenues are expected to decrease by $2.0 million per quarter over the remaining term of the contract.

We are currently having discussions with various interested parties to dispose of our non-gaming related assets. Our plan is to divest of such assets and reinvest the funds in acquisition opportunities where we will have a majority equity position and long term management contracts.

On January 28, 2007, we had cash and cash equivalents of $1.5 million and restricted cash of $1.0 million.

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

Off-Balance Sheet Arrangements

At January 28, 2007, we have guaranteed approximately $13 million of mortgage debt of a subsidiary of American Racing that matures on March 31, 2007. Also, through our wholly-owned subsidiary, Nevada Gold NY., Inc, we have an indirect guarantee of $5.9 million of American Racing’s $20 million senior debt which has been reduced to $5.0 million effective February 2, 2007 that matures on April 1, 2007. ARE is in the process of negotiating a refinancing of the $20 million senior debt with current and potential lenders. There is no assurance that this debt will be refinanced or extended at favorable terms and conditions. If a refinancing or an extension is not obtained, we may be required to fund our portion of this guarantee.

In addition, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, including a guarantee of $72,000 of indebtedness of an affiliate, and a guarantee of operating lease payments for River Rock Casino in the amount of $254,000. As of March 2, 2007, the guarantee related to the River Rock Casino has been eliminated.

In the event of nonperformance by SI under the terms of the obligations, our maximum potential future payment under these guarantees will be equal to the carrying amount of the liabilities. As of January 28, 2007, our maximum potential future payment under these guarantees was $326,000 which has been reduced to $72,000 as of March 2, 2007.

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

•	performance of a more in-depth and comprehensive review of the earnings per share computation as it relates to fully dilutive shares,

•	engagement of outside advisors to assist in evaluating and recording the tax implications of all transactions involving, but not limited to, purchase accounting, and

•	we have engaged a consultant to provide an additional level of review, and ensure that we are in compliance with all financial statement disclosure requirements.

There have not been any changes in our internal control over financial reporting during the three months ended January 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Route 66 Casinos

On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos, LLC. Route 66 Casinos was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group's agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Amended and Restated Operating Agreement of Route 66 Casinos, LLC, governed the relationship of the parties relating to the Route 66 Casinos gaming operation. Pursuant to this agreement, we were to receive 51% of the net revenue received by Route 66 Casinos from the gaming operation. We also loaned The Gillmann Group the amount of $250,000, which has been repaid to us.

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

The Gillmann Group then filed a lawsuit in state district court on October 4, 2002, in Clark County, Nevada (American Heritage, Inc., et al. v. Nevada Gold & Casinos, Inc., et al. (No. A457315)). In its lawsuit, The Gillmann Group sought judicial dissolution of Route 66 Casinos, LLC and sought a declaratory judgment that the operating agreement was void based upon fraudulent misrepresentation. We immediately moved to compel arbitration, which was denied by the Nevada district court. We appealed this ruling to the Nevada Supreme Court, and the related lawsuit in Texas was stayed pending the outcome of the Nevada appeal. On April 28, 2005, the Nevada Supreme Court ruled that the dispute was not subject to arbitration. In response, the Texas court lifted the stay of proceedings.

On April 13, 2006, following a trial on the merits, the jury returned its verdict in the Texas Litigation. The jury found that (1) Nevada Gold and American Heritage intended to be bound by the Amended and Restated Operating Agreement (the "Contract"); (2) American Heritage breached the Contract; (3) the breach by American Heritage was not excused; (4) Nevada Gold did not fraudulently induce American Heritage to enter into the Contract; (5) American Heritage returned to Nevada Gold everything of value that American Heritage received from Nevada Gold under the Contract; (6) Nevada Gold suffered damages of approximately $8.3 million as a result of the breach by American Heritage; and (7) Fred Gillmann, who is the President and sole shareholder of American Heritage, is personally responsible for the conduct of American Heritage.

Following the jury's verdict, Nevada Gold and the Defendants filed competing motions for the entry of judgment by the Court. On October 25, 2006, the Court entered judgment. The Court found American Heritage liable to Nevada Gold for $9,165,079 (reflecting the jury’s verdict, plus prejudgment interest), but held that Nevada Gold take nothing from Fred Gillmann. American Heritage has appealed the judgment against it to the Court of Appeals for the First District, Houston, Texas (the “Appeals Court”) and Nevada Gold has appealed the Court’s judgment to the Appeals Court that Nevada Gold take nothing from Fred Gillmann personally notwithstanding the jury’s verdict.

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

In November 2005, Nevada Gold moved for summary judgment against Rinaldo, and the Court ruled on that motion on February 21, 2006. The Court dismissed all of Rinaldo's claims for tortious interference with contract, holding that the development contract on which Rinaldo had based those claims was invalid as a matter of law. The Court also dismissed Rinaldo's claim for damages under the California unfair competition statute. After the ruling, only Rinaldo's claims for tortious interference with prospective economic relations, civil conspiracy, and injunctive relief under the unfair competition statute remained.

We subsequently moved for summary judgment seeking to dispose of Rinaldo’s remaining claims, and the Court granted our motion. The Court’s ruling disposed of the entire case in our favor. The deadline for Rinaido to appeal has not yet arrived. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, as amended, in response to Item 1A of Part 1 to our Form 10-K/A.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

On January 31, 2007, the River Rock Casino notified us, of its intention to exercise the buy-out option pursuant to the development and loan agreement (as amended, the “development agreement”) with us. Pursuant to the buy-out option, the River Rock Casino will pay seventeen equal monthly installments of $737,491 beginning February 15, 2007 through June 15, 2008.   The exercise of the buy-out option effectively terminates the development agreement and any further obligations to pay the credit enhancement fee to us. On March 2, 2007, River Rock Casino and the members of Dry Creek Casino, LLC agreed to a cash settlement of $11,350,000 in lieu of the monthly installments. Our share of the settlement is approximately $8.1 million.

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

10.26
Loan Agreement letter dated September 1, 2006, with respect to promissory notes and guaranty agreements between Big City Capital, LLC, Nevada Gold & Casinos, Inc. and Billy Bob Barnett. (filed previously as Exhibit 10.26 to Form 10-Q filed December 15, 2006)

10.27	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.27 to Form 10-Q filed December 15, 2006)

10.28(*)	Employment Agreement dated October 24, 2006 by and between James J. Kohn and Nevada Gold & Casinos, Inc.

10.29(*)	Employment Agreement dated , December 29, 2006 by and between Ernest E. East and Nevada Gold & Casinos, Inc.

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By: /s/ James J. Kohn
James J. Kohn, Chief Financial Officer

Date: March 9, 2007

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

10.26
Loan Agreement letter dated September 1, 2006, with respect to promissory notes and guaranty agreements between Big City Capital, LLC, Nevada Gold & Casinos, Inc. and Billy Bob Barnett. (filed previously as Exhibit 10.26 to Form 10-Q filed December 15, 2006)

10.27	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.27 to Form 10-Q filed December 15, 2006)

10.28(*)	Employment Agreement dated October 24, 2006 by and between James J. Kohn and Nevada Gold & Casinos, Inc.

10.29(*)	Employment Agreement dated , December 29, 2006 by and between Ernest E. East and Nevada Gold & Casinos, Inc.

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.