Form 10-K
period 2007-04-29
NEVADA GOLD & CASINOS INC
filed 2007-07-30
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for fiscal year ended April 29, 2007
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
☐ Yes ☒ No

As of October 29, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $5.39, as reported on the American Stock Exchange, was $58,401,631.

As of June 29, 2007, the registrant had 12,939,130 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14 A within 120 days after the registrant’s fiscal year end of April 29, 2007 are incorporated by reference into Part III of this report.

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

Overview

Nevada Gold & Casinos, Inc., a Nevada corporation, was formed in 1977 and, since 1994 has been primarily a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects.

Commercial Gaming Projects.

We own a 43% interest in Isle of Capri - Black Hawk, LLC ("IC-BH") which owns and operates two commercial casino properties in Black Hawk, Colorado - the Isle of Capri-Black Hawk Casino and Colorado Central Station Casino.

We own and operate the Colorado Grande Casino in Cripple Creek, Colorado.

From November 2005 through June 14, 2007 we held an equity investment in American Racing and Entertainment, L.L.C. (“American Racing”) which was formed to pursue racing and gaming opportunities in the State of New York. In addition, we had an agreement with American Racing to manage the two racing and gaming facilities owned by American Racing. In April 2007, we entered into a Letter Agreement for the sale of our interest in American Racing to two of our joint venture partners. The sale was completed on June 14, 2007. Our ownership percentage was initially 50% and was reduced over time to 22.8% at the date of the sale.

Native American Owned Projects.

As of May 2007, we own a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development”) which is developing a casino for a Native American tribe in Amador County, California.

We have assisted in the development and financing, through majority owned subsidiaries, of a casino for a Native American tribe in Sonoma County, California. On March 2, 2007, the subsidiary received a payment of approximately $11.35 million pursuant to a buy-out option in the development agreement with the Tribe. Our share of the proceeds were approximately $8.1 million.

We have entered into agreements for the development of a multi-phase casino project and consulting contract upon completion, for a Native American tribe in Pauma Valley, California. However, on March 23, 2007, we received a letter from the Tribe stating that it wished to terminate its existing contractual relationship with us and on July 2, 2007, the National Indian Gaming Commission (“NIGC”) informed us and the Tribe that the agreements previously entered into require approval by the NIGC. We are currently negotiating with the Tribe for a mutually acceptable settlement of the outstanding issues.

We also have real estate interests in Colorado, California, and Nevada. We report our operations in two segments - gaming projects and other assets. For a summary of financial information concerning these two segments, please refer to the information provided in Note 14 to our Consolidated Financial Statements.

Objective and Strategies

Our primary business objective is to increase long-term returns to shareholders through appreciation in the value of our common shares. To achieve this objective, we intend to grow our assets and our earnings by following three business strategies:

-	enhancing the return from, and the value of, the gaming properties in which we own interests or have development or management contracts;
-	acquiring or developing additional commercial gaming properties;
-	assisting in finding financing, developing and/or managing of, or providing consulting services to, Native American gaming projects.

Commercial Casino Projects

Isle of Capri Black Hawk, L.L.C

We own 43% of IC-BH which owns two casinos in Black Hawk, Colorado. Isle of Capri Casinos, Inc. (ISLE:NASDAQ) (“Isle”)

owns the remaining 57% of IC-BH. Isle operates the casinos under a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profit of the casinos. In April, 2005, we purchased the Colorado Grande Casino located in Cripple Creek, Colorado from IC-BH. IC-BH’s current gaming properties are:

The Isle of Capri-Black Hawk Casino

The Isle of Capri-Black Hawk Casino, which commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119. The property currently consists of a casino with approximately 1,378 slot machines, 18 table games, a 238-room hotel and 1,100 parking spaces in an attached parking garage. The Isle of Capri-Black Hawk Casino also offers customers a wide variety of non-gaming amenities, including four dining facilities and a 4,000 square foot event center that can be used for meetings and entertainment.

The Colorado Central Station Casino-Black Hawk

The Colorado Central Station-Black Hawk, is located across the intersection of Main Street and Mill Street from the Isle of Capri-Black Hawk. The property currently consists of a casino with 778 slot machines, 15 table games, a 162-room hotel and 1,200 parking spaces. The property also offers guests three dining options.

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

Customers of the Black Hawk gaming market primarily drive from within a 100-mile radius of Black Hawk and Central City, which includes the major population centers of Denver, Boulder, Fort Collins, and Golden, Colorado, and Cheyenne, Wyoming. The Black Hawk gaming market is primarily characterized by numerous privately and publicly-owned gaming facilities. The closest competitor to our Black Hawk casinos is the Riviera, which is located at the intersection of Mill and Main Streets across from the Isle of Capri Casino. In addition, the Ameristar Mountain High Casino completed an expansion of its gaming floor and parking garage and has recently begun building a 536 room hotel which is projected to be opened in 2008. The Ameristar Mountain High Casino is our primary competitor in Black Hawk.

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

American Racing and Entertainment, L.L.C.

On June 14, 2007 we sold our interest in American Racing to our partners and our management contract terminated as of such date. The following is a background discussion of the project.

American Racing owns Tioga Downs, in Nichols, New York and Vernon Downs, located in Vernon, New York. We acquired a 50% interest in American Racing in November 2005. An additional member was admitted to American Racing in March, 2006 and our interest was reduced to 40%. During fiscal 2007, the Company elected to discontinue making additional capital contributions to American Racing due to a lack of liquidity to meet the cash call commitments. As a result, our ownership percentage in American Racing declined from 40% to 22.8% during the year.

On June 14, 2007, we sold our 22.8% membership interest in American Racing to our partners, Southern Tier Acquisition II LLC and Oneida Entertainment LLC. The Company will receive three payments totaling $4.3 million for its membership interest: $2.1 million cash was received upon closing, $1.1 million will be received in June 2008 and $1.1 million in June 2009. The transaction also included the July 12, 2007 release of a certificate of deposit of approximately $1.1 million previously pledged by us on behalf of American Racing. In connection with the sale, we have terminated our Management Agreements with Tioga Downs and Vernon Downs and received approximately $110,000 in management fees due. In addition, we were indemnified by the purchasers in connection with the guarantees of approximately $11 million of debt or any other obligations of American Racing. Our percentage of the financial results of American Racing will continue to be reflected as part of equity in earnings of unconsolidated subsidiaries through June 14, 2007.

Construction of approximately $34.0 million redevelopment of Tioga Downs Racetrack was completed in June 2006. Tioga Downs Racetrack opened its harness racing and simulcast operations on June 9, 2006 and opened a video lottery terminal facility offering approximately 750 video lottery terminal machines (“VLTs”) to its gaming and racing customers on July 4, 2006. A newly-constructed 90,000 square-foot grandstand houses a 19,000 square-foot VLT floor.

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

Vernon Downs includes a harness track, 175-all suite hotel and 34,000 square-foot gaming facility offering approximately 780 VLT machines to its customers. Racing operations commenced at Vernon Downs on September 5, 2006 and its video gaming operations began on October 26, 2006.

Vernon Downs Racetrack is located in Vernon, New York. The Vernon Downs Racetrack is located 18 miles west of Utica and 38 miles east of Syracuse, along Highway 365 near the Erie Canal. Vernon Downs draws its customers primarily from the Syracuse, Rochester, Albany and Utica markets. Competition is limited almost exclusively to the Turning Stone Casino, which is located approximately 5 miles away in Verona, New York.

We operated both facilities for which we earned management fees based on the revenues and cash flows of each facility.

Native American Casino Projects

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

On May 4, 2005, we, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in Buena Vista Development Company, LLC ("Buena Vista Development") in exchange for an approximately $14.8 million loan and an equity investment of approximately $200,000. Casino Development & Management Company, LLC is the manager and the only other owner of Buena Vista Development. We have no obligation to make any further equity contributions or loans to Buena Vista Development.

In December 2004 Buena Vista Development entered into a Development Agreement with the Buena Vista Rancheria of Me-Wuk Indians for the development of a casino on the tribal lands located near the city of Ione in Amador County, California. Ione is approximately 40 miles southeast of Sacramento and approximately 40 miles northeast of Stockton. The multi-level casino is expected to accommodate approximately 2,000 slot machines, 80 gaming tables, restaurant and dining facilities, a retail shop and multi-level parking facility with approximately 3,600 parking spaces. Under the Development Agreement, Buena Vista Development is entitled to receive a development fee equal to 25% of the net income from the casino for a term of seven years after the casino opens.

The terms of our loan to Buena Vista Development provide for interest at the rate of prime plus 1%, with payments to be made from any third party permanent financing for the casino project or the first revenues received by Buena Vista Development under the Development Agreement. The loan is prepayable at any time without a penalty. Our initial 20% ownership interest in Buena Vista Development will increase by five percentage points at the end of every 6-month period that the loan remains outstanding, up to a maximum of an additional 20%, for a total of 40%. At April 29, 2007, we owned a 35% interest in Buena Vista Development. On May 5, 2007, our interest increased to 40%.

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

La Jolla Band of Luiseno Mission Indians; Pauma Valley, California

On March 23, 2007, we received a letter from the La Jolla Band of Luiseno Mission Indians (Tribe”) stating that it wished to terminate its existing contractual relationship with the Company. Also, on July 2, 2007, the NIGC informed us and the Tribe that the agreements previously entered into with the Tribe required NIGC approval. The parties are negotiating a mutual settlement of the outstanding issues. No assurances can be given that we will be able to negotiate a mutually acceptable agreement with the Tribe. The following is a background discussion of the project.

In August 2004, we (through our wholly owned subsidiary, Gold River, L.L.C.) entered into a Development Agreement with the Tribe, a federally recognized Indian tribe, pursuant to which we agreed to assist the tribe in developing and constructing a multi-phase gaming facility. A Management Agreement with the tribe was signed in June 2005 for the first phase pursuant to which we would provide management services for the gaming facility. The Development Agreement was found by the NIGC to require modification. As a result, both parties agreed to terminate the Development Agreement and as of July 30, 2006, signed a Development Consulting Services Agreement, a Pre-Opening Consulting Services Agreement and, a Post-Opening Consulting Services Agreement, collectively referred to as “Transaction Documents.” On July 2, 2007, the NIGC informed us and the Tribe that based on the content of the Transaction Documents, the NIGC is required to approve these agreements

The multi-phase project was planned to be developed on the La Jolla Indian Reservation in Pauma Valley, California. The first phase would include the construction of a casino with approximately 349 slot machines, 12 table games, dining facilities and parking. Subsequent phases may include an expanded casino, a hotel, RV-park, additional restaurants and other entertainment venues. We agreed to advance certain pre-development expenses of the first phase of the project up to $1.5 million. Under the Transaction Documents we agreed to assist the Tribe in obtaining third party financing for the project.

We cannot predict when, if ever, the casino will open or what the ultimate outcome of our negotiation will be for a number of reasons, including additional regulatory processes and failure to obtain financing for the project.

The La Jolla Casino would be located in the heart of Pauma Valley, California which is approximately 28 miles east of Temecula, California and 65 miles north of San Diego, California. This southern California casino market has experienced significant growth with five major Native American casinos within 25 miles of the proposed La Jolla Casino. They include Harrah’s Rincon Casino, Casino Pauma, The Pala Casino, Valley View Casino, and Pechanga Resort & Casino. These casinos are larger, have established customers and are closer to the Temecula and San Diego markets than the proposed La Jolla casino and most gaming customers will have to drive by those casinos before they arrive at La Jolla. The greater San Diego region also includes the Cahuilla Creek Casino, Casino Morongo, San Manuel Indian Bingo & Casino, Barona, Viejas, Sycuan, and Golden Acorn casinos which are also competitors to the La Jolla casino.

Other Projects

River Rock Casino; Sonoma County, California

Effective March 2, 2007, the Company no longer has an interest in this project. From August 2001, we owned a 69% interest in Dry Creek Casino, L.L.C. (“DCC”). DCC was formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians of California with the development and financing of its River Rock Casino, located approximately 75 miles north of San Francisco, in Sonoma County, California. The River Rock Entertainment Authority (the “RREA”) was formed as an unincorporated governmental instrumentality of the tribe to own and operate the River Rock Casino. DCC entered into a Development and Loan Agreement with the tribe in August 2001, which has been amended from time to time (as amended to date, the “Development Agreement”). Under the Development Agreement, DCC earned a credit enhancement fee equal to 20% of River Rock Casino’s earnings before taxes, depreciation and amortization. On January 31, 2007, the RREA exercised a buy-out option contained in the Development Agreement. Pursuant to the buy-out option, RREA had the option to pay 17 equal monthly installments beginning February 15, 2007. On March 2, 2007 RREA and the members of DCC agreed to a cash settlement of $11,350,000 in lieu of the monthly installments. Our share of the settlement was approximately $8.1 million.

Route 66 Casino; Albuquerque, New Mexico

The Company is involved in litigation with its joint venture partner, as discussed in Item 3. To date, we have received no cash distributions from the Route 66 Casinos venture. Our portion of the earnings of the Route 66 Casinos venture have been estimated and recorded based on available financial information. See also Notes 5 and 18 to the accompanying Consolidated Financial Statements for a discussion of our accounting for our investment in this joint venture and the status of the ongoing dispute with our joint venture partner.

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

New York

As of June 14, 2007, we are no longer engaged in business activities in the State of New York.

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

In October 2001, New York State passed legislation authorizing the Lottery Division to license the operation of video lottery gaming at eligible racetracks in New York State. The legislation permits local communities which have racetracks not expressly identified in the legislation to pass local laws authorizing video lottery gaming at racetracks in their communities. Vernon Downs Racetrack is specifically named as an eligible racetrack in the legislation and Tioga County has passed a local law which allows Tioga Downs Racetrack to engage in video lottery gaming. In April, 2005, New York State amended the legislation to provide an increase to the vendor fee to be paid to each video lottery terminal operator and also permit a marketing allowance for each such facility.

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

Native American Gaming

Although it is currently seeking new agreements, the Company does not operate gaming facilities on behalf of any Native American tribe nor is it receiving compensation pursuant to any consulting, financing or advisory agreements.

The terms and conditions of management contracts and the operation of all gaming, including casinos, on Native American land in the United States are subject to the Indian Gaming Regulatory Act of 1988 (“IGRA”), which is administered by the NIGC, and if provided for in a tribal-state compact, the gaming regulatory agencies of state governments. IGRA is subject to interpretation by both the NIGC and courts, as well as future legislative actions.

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

Under the form of tribal-state compact first signed by the State of California and certain California tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class III slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes who have entered into these tribal-state compacts, and few, if any additional licenses are presently available. Some tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class III slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in the most recent cases, fees based on a percentage of slot “net win.” The La Jolla tribe has entered into the 1999 form of tribal-state compact with the State and has not amended the tribal-state compact. The La Jolla Tribe intends to operate up to 349 Class III slot machines at its facility in phase one of its project. The Buena Vista Tribe has entered into an amended tribal-state compact with the State of California which will allow it to operate an unlimited number of Class III slot machines, in accordance with provisions contained in the compact.

We previously received the appropriate licenses from the tribal gaming authorities to participate in the development, financing and/or equipping of the La Jolla Casino and have applied for renewal and are awaiting confirmation. Buena Vista Development has been issued the appropriate licenses from the Buena Vista tribal gaming authority to participate in the development and financing of its casino and has received preliminary approval from the tribe of our suitability as an owner of Buena Vista Development. In California, licensing and registration requirements for tribal financing sources are governed by compacts between the tribes and the State of California. Pursuant to the compacts relating to the River Rock Casino, La Jolla Casino and Buena Vista Casino, applications have been made to the State by us (or Buena Vista Development for the Buena Vista Casino) for a determination that we are suitable for licensing as a tribal financing source. If the State of California determines that any person would be unsuitable for licensure in a tribal casino, then the tribal gaming authority must revoke any license that has been issued to that person.

Native American tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes’ jurisdiction. Therefore, persons engaged in gaming activities, including us, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding the La Jolla Casino or the Buena Vista Casino. The possession of a valid license from the La Jolla Tribe is an ongoing condition of our agreements with that tribe. The possession of a valid license from Buena Vista Rancheria of Me-Wuk Indians is an ongoing condition of Buena Vista Development's agreements with that tribe.

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

Buena Vista Development’s development agreement with the Buena Vista Tribe, and each of our consulting agreements with the La Jolla Tribe were submitted to the NIGC, with a request for a determination that each agreement was not subject to IGRA's requirements for management contracts. We received confirmations from the NIGC that these development agreements were not subject to IGRA's requirements for management contracts.

In the past few years, the NIGC’s office of general counsel has issued a number of opinions concluding that contracts with non-managers violated IGRA’s requirements that a tribe must have the "sole proprietary interest" in its gaming operations. Generally, these opinions have been rendered where the non-manager received a percentage of the casino's revenues as compensation for the contractor’s services, and where the general counsel’s office determined that the compensation was disproportionately large in comparison to the value of the services provided or the risks assumed by the contractor. Where a contractor’s compensation is based on a percentage of a tribal casino’s revenues, tribes or the contractors commonly submit these non-management contracts to the NIGC for a determination that the contracts are not management contracts and do not grant any "proprietary interest" in the tribe's gaming operations.  The Buena Vista Tribe submitted the Development Agreement with Buena Vista Development to the NIGC’s office of general counsel with a request for such a determination, and received a favorable determination which found that the Development Agreement did not grant any “proprietary interest” to Buena Vista Development.  The La Jolla tribe submitted the consulting agreements for La Jolla to the NIGC’s office of general counsel with a request for such a determination. The NIGC has informed us and the Tribe that based on the content of the DCSA and the POCSA, the NIGC is not required to approve these agreements. The NIGC has not given their comments regarding the Post-CSA. No assurance can be given that the Post-CSA will be approved, or be required to be approved, by the NIGC.

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

Other Assets

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 260 acres of real property in the vicinity of Black Hawk, Colorado. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 260 acres. We have scheduled a public auction to be held on August 2, 2007 to dispose of this property. The Company is considering a recommendation from the auctioneer to reset the auction date to September 18, 2007 to permit completion of a survey of the property and allow prospects to review the development potential of the site.

Sunrise Land and Mineral. We own a 50% interest in Sunrise Land and Mineral Corporation, (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. On November 16, 2006, Pan-Nevada Gold Corporation, not a related party or affiliated company, exercised their rights to purchase Sunrise’s interest in mining claims in Churchill County, Nevada. Sunrise received $50,000 at the time the option was granted, an additional $200,000 when the option was exercised and a $200,000 note was issued at the same time. The note was paid in full on June 13, 2007. At April 29, 2007, we reduced our investment by $125,000 based on our impairment analysis of the asset. Sunrise is pursuing a sale or other disposition of its remaining assets.

Goldfield Resources, Inc. Our wholly-owned subsidiary, Goldfield Resources, Inc. (“Goldfield”), holds mining claims totaling approximately 9,000 acres in the State of Nevada. Goldfield is not directly involved in mining operations. Goldfield has secured a mining lease for its properties with Metallic Goldfield, Inc. (“Metallic”), and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects. Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement, Metallic is primarily responsible for all regulatory compliance. However, Metallic’s failure to comply with any of the applicable rules or regulations could create potential liability for Goldfield. Goldfield is pursuing a sale or other disposition of its assets.

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

Employees

As of April 29, 2007, we employed 104 people.

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

The following is a description of what we consider our key challenges and risks:

Indebtedness could adversely affect our financial health.

On January 19, 2006, we entered into a $55 million revolving credit facility which allows us to borrow up to $55 million at any time prior to September 30, 2008, which is the maturity date for the credit facility. At July 10, 2006, we fully drew down on this credit facility. On June 18 and July 16, 2007, respectively, we repaid $2.2 million and $0.95 million of the Credit Facility. On June 26, 2007, we drew down $1.0 million from the Credit Facility. As of July 27, 2007 we have $2.15 million available to draw from the Credit Facility.

As of April 29, 2007, we have guarantees of approximately $11 million relating to debts owed by American Racing and Entertainment. On June 14, 2007 we sold our membership interest in American Racing & Entertainment and have been indemnified by the purchasers in connection with the guarantees.

We also have guaranteed approximately $21,000 for an affiliated company that may require us to make such payment during the next two fiscal years.

As of April 29, 2007, we had approximately $57 million of indebtedness outstanding, which includes $55 million of debt on the Credit Facility. Our substantial indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

IC-BH's Senior Secured Credit Facility provides for a $50 million revolving credit facility maturing the earlier of October 24, 2010 or such date the term loan facility is repaid in full and a $190 million term loan maturing on October 24, 2011. The degree to which IC-BH is leveraged could have important consequences including, but not limited to, the following: (a) its increased vulnerability to adverse general economic and industry conditions; (b) the dedication of a substantial portion of its operating cash flow to the payment of principal and interest of indebtedness, thereby reducing the funds available for operations and further development of IC-BH; and (c) its impaired ability to obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes. To date, cash flow from the operations of IC-BH’s Colorado casinos has been sufficient to pay its maturing debt obligations.

We will require a significant amount of cash to service our indebtedness and fund our gaming operations. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and refinance our debt, including the Credit Facility, and to fund our gaming operations, will depend on our ability to generate cash flow from our gaming operations and borrow or refinance a minimum of $57 million by September 30, 2008. Our ability to generate sufficient cash flow to satisfy our debt obligations will depend on our future operating performance that is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt obligations, we will need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. These measures may not be available to us or, if available, they may not be sufficient to enable us to satisfy our obligations under the Credit Facility and may restrict our ability to pay operating expenses. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations or fund our gaming operations.

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

We could fail to monetize recorded assets and/or incur substantial liabilities if pending material litigation is resolved unfavorably.

Route 66 Casinos

1. On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos, LLC. Route 66 Casinos was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group's agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Amended and Restated Operating Agreement of Route 66 Casinos, LLC, governed the relationship of the parties relating to the Route 66 Casinos gaming operation. Pursuant to this agreement, we were to receive 51% of the net revenue received by Route 66 Casinos from the gaming operation. We also loaned The Gillmann Group the amount of $250,000, which has been repaid to us.

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

2. On July 23, 2007, the Company filed a lawsuit in the State District Court, Harris County Texas, 189th Judicial District against American Heritage and Frederick C. Gillmann (Nevada Gold & Casinos, Inc. vs. American Heritage, Inc. and Frederick C. Gillmann).

In this case which is related to the Texas Litigation described above, the Company is pursuing claims against the defendants pursuant to the Texas Uniform Fraudulent Transfers Act for alleged fraudulent transfers that the Company alleges the defendants made in order to make American Heritage judgment proof and to deprive the Company of the ability to enforce the judgment it obtained in the case described above. The Company is in the process of serving its original petition on the defendants.

We believe there is substantial evidence to support the allegations in the compliant and we intend to vigorously pursue this matter although it is not possible to render an opinion concerning the likely outcome at this time.

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

We subsequently moved for summary judgment seeking to dispose of Rinaldo’s remaining claims, and the Court granted our motion. The Court’s ruling disposed of the entire case in our favor. Rinaldo has appealed the dismissal of its case and the parties are actively engaged in the appellate process. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

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

The terms of our current contracts provide that such contracts may be terminated under certain circumstances, including without limitation, upon the failure to obtain NIGC approval for the project and the loss of requisite gaming licenses. Any contract terminations could have a material adverse effect on our results of operations and financial condition if new business opportunities or new contracts are not realized.

We made limited recourse loans in connection with exploring gaming or other development opportunities some of which may not be repaid.

From time to time, in our ordinary course of business, we made loans to tribes or other third parties for the purpose of exploring gaming or development opportunities that became available to us. Proceeds of such loans were typically used for due diligence investigations of such opportunities or to provide assistance to tribes or other third parties in evaluating their abilities to pursue such opportunities.

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

Maintaining good personal and professional relationships with Indian tribes and their officials is critical to our proposed and future Indian - related gaming activities. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing an Indian tribe may be replaced by appointment or election or become subject to policy changes. Replacements of Indian tribe officials or administrations, changes in policies to which an Indian tribe is subject, or other factors that may lead to the deterioration of our relationship with an Indian tribe may cause delays in the completion of a development project with that Indian tribe or prevent the project's completion altogether, which may have an adverse effect on the results of our operations.

If the NIGC elects to modify the terms of our contracts with Indian tribes or void such contracts altogether, or if an Indian tribe terminates its contract with us or fails to cooperate in making NIGC-mandated modifications to its contract, our revenues from contracts may be reduced or eliminated.

The NIGC has the power to require modifications to Indian contracts under certain circumstances or to void such contracts or ancillary agreements including loan agreements if the management/consulting company fails to obtain required approvals or to comply with applicable laws and regulations. The NIGC has the right to review each contract and has the authority to reduce the term of a contract or the fee or otherwise require modification of the contract, which could have an adverse effect on us. On July 2, 2007, the NIGC informed us and the Tribe that based on the content of the currently proposed Transaction Documents, the NIGC is required to approve these agreements. No assurance can be given that the Transaction Documents will be approved by the NIGC. The NICG may require our contract with La Jolla to be modified prior to receiving approval. If an Indian tribe, because of a deterioration of our relationship with them or otherwise, terminates its contract with us prior to approval of the contract by NIGC or refuses to cooperate in making NIGC-required modifications of the contract, our revenues from such contract may be reduced or eliminated.

If our key personnel leave us, our business could be adversely affected.

Our success is largely dependent upon the efforts and skills of our key executive officers. The loss of the services of any key executive officer could have a material adverse effect on us. There can be no assurance that we would be able to attract and hire suitable replacements in the event of any such loss of services. We currently have employment agreements with our Chief Executive Officer, President/Chief Operating Office, Senior Vice President/General Counsel/Chief Compliance Officer, and our Senior Vice President/Chief Financial Officer.

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

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 260 acres of real property in the vicinity of Black Hawk, Colorado. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 260 acres. We have scheduled a public auction to be held on August 2, 2007 to dispose of this property. The Company is considering a recommendation from the auctioneer to reset the auction date to September 18, 2007 to permit completion of the survey and allow prospects to review the development potential of the site.

Sunrise Land and Mineral. We own a 50% interest in Sunrise. Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. On November 16, 2006, Pan-Nevada Gold Corporation, not a related party or affiliated company, exercised their rights to purchase Sunrise’s interest in mining claims in Churchill County, Nevada. Sunrise received $50,000 at the time the option was granted, an additional $200,000 when the option was exercised and a $200,000 note was issued at the same time. The note was paid in full on June 13, 2007. At April 29, 2007, we reduced our investment by $125,000 based on our impairment analysis of the asset. Sunrise is pursuing a sale or other disposition of its remaining assets.

Goldfield Resources, Inc. Our wholly-owned subsidiary, Goldfield, holds mining claims totaling approximately 9,000 acres in the State of Nevada. Goldfield is not directly involved in mining operations. Goldfield has secured a mining lease for its properties with Metallic, and retains a royalty interest under the lease. This lease permits Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects. Gold mining operations must be conducted in accordance with state and federal rules and regulations. Under the lease agreement, Metallic is primarily responsible for all regulatory compliance. However, Metallic’s failure to comply with any of the applicable rules or regulations could create potential liability for Goldfield. Goldfield is pursuing a sale or other disposition of its assets.

Office Lease. We currently lease approximately 16,400 square feet of office space in Houston, Texas. The total monthly rental for this office space is currently $26,000. We are actively seeking alternatives to reduce the square footage, monthly rent and, the length of the lease to approximately one-half of our existing lease.

Item 3.	Legal Proceedings

The information set forth under Note 18 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of the Report.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended April 29, 2007.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the American Stock Exchange under the symbol UWN. The following table sets forth the high and low sales prices per share of the common stock for the last two fiscal years.

	Fiscal Year Ended
	April 29, 2007		April 30, 2006
	High	Low	High	Low

First Quarter	$9.60	$5.80	$12.69	$10.00
Second Quarter	6.77	4.60	11.31	10.33
Third Quarter	5.50	2.70	10.80	10.29
Fourth Quarter	3.33	1.62	10.80	9.08

Holders of Common Stock

As of July 2, 2007, we had approximately 4,983 shareholders of record.

Dividends

We have not paid any dividends during the last two fiscal years and our current policy is to retain earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 29, 2007 including the 1999 Stock Option Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders (such grants, the “Non-Plan Grants”).

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (C)

Equity Compensation Plans Approved by Security Holders	880,000	$8.50	856,099
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	880,000	$8.50	856,099

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

During the fourth quarter ended April 29, 2007, we made no repurchases of our common stock. We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 500,000 shares to our stock buyback program. In fiscal year 2006, we announced another increase of 900,000 shares to our stock buyback program. Under this program, we repurchased 54,200, 942,000 and 604,900 shares of our common stock for an average price of $8.03, $10.38 and $10.93 per share during fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005, respectively, of which 604,900 shares were retired.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below as of the end of and for fiscal years 2007, 2006, 2005, 2004 and 2003 have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes thereto and other financial and statistical information included elsewhere in this Annual Report.

	Fiscal Year Ended
	April 29, 2007			April 30, 2006			March 31, 2005			March 31, 2004			March 31, 2003
Statement of Operations Data:
Total net revenues	$12,327,620	(a	)	$13,149,221	(b	)	$5,728,519			$3,740,451			$102,326
Total operating expenses before write-offs	15,492,727			14,233,353	(b	)	5,064,776			3,516,056			2,217,409
Write-off of notes receivable related to Native
American gaming projects	3,235,297			1,574,452			120,000			—			—
Impairment of equity investment	125,000			—			—			—			—
Write-off of project development costs	495,982			286,653			180,850			245,356			238,437

Operating income (loss)	(7,021,386)			(2,945,237)			362,893			(20,961)			(2,353,520)
Non-operating income expenses:
Earnings (loss) from unconsolidated affiliates	(3,405,539)			6,917,818			7,648,802			11,243,466			9,538,081
Gain on sale of marketable securities and assets	42,226			167,948			34,672			—			589,916
Gain on termination of development contract	245,499			—			—			—			—
Gain on termination of development agreement	10,801,076	(a	)	—			—			—			—
Interest income (expense), net	(3,553,052)			(2,248,550)			(367,460)			677,118			(97,853)
Minority interest	(4,301,050)	(a	)	(1,308,867)			(837,849)			(561,697)			(53,323)
Net income (loss) before income tax expense	(7,192,226)			583,112			6,841,058			11,337,926			7,623,301
Income tax expense
Current	170,347			—			—			—			—
Deferred and change in valuation allowance	1,592,827			211,251			2,682,794			3,813,870			2,298,373
	1,763,174			211,251			2,682,794			3,813,870			2,298,373
Net income (loss)	$(8,955,400)			$371,861			$4,158,264			$7,524,056			$5,324,928
Per Share Data:
Net income (loss) per common share - basic	$(0.69)			$0.03			$0.33			$0.65			$0.49
Net income (loss) per common share - diluted	$(0.69)			$0.03			$0.29			$0.51			$0.37

Balance Sheet Data
Total assets	$80,031,346			$88,143,090	(c	)	$45,330,514	(e	)	$45,951,057	(f	)	$57,807,445	(g	)
Total debt	$57,087,549			$60,466,660	(c	)	$12,950,272	(e	)	$11,029,266	(f	)	$36,139,348	(h	)
Stockholders' equity	$15,641,286			$24,883,190	(d	)	$30,851,193			$30,799,320			$18,707,588

(a)	Total net revenues reflect decreased credit enhancement fees due to the buy out of the Development and Loan Agreement between the River Rock Entertainment Authority and Dry Creek Casino, L.L.C.

(b)
We purchased the Colorado Grande Casino on April 25, 2005 and its revenues and expenses are included in the consolidated amounts since that date. In addition, operating expenses in fiscal 2006 include a $1.1 million increase in legal fees as a result of various matters in litigation.

(c)
During fiscal year 2006, we made a total of $10.2 million in equity investments and $18.3 million in loans in connection with several gaming projects and also acquired the Colorado Grande for $6.5 million along with $2 million in capital improvements to the Colorado Grande. A majority of our investments were financed through our $55 million credit facility.

(d)	During fiscal year 2006, we repurchased 942,000 shares of our common stock for $9.8 million and a $3.2 million convertible note was converted into 1,106,488 shares of our common stock.

(e)	In the fourth quarter of fiscal year 2005, we received repayment of our $10.0 million note receivable from River Rock Casino and utilized proceeds to pay down our indebtedness.

(f)	We utilized the proceeds from the River Rock Casino loan repayment to pay down $23.6 million in indebtedness.

(g)	Includes notes receivable of approximately $28.0 million from Dry Creek Rancheria related to the River Rock Casino Project.

(h)	Includes approximately $23.0 million of indebtedness drawn on our credit facility to fund the River Rock Casino project.

(i)
Includes $4.5 million of deferred tax valuation allowance recorded as income tax expense in the fourth quarter of fiscal year 2007, of which $3.0 million pertains to fiscal year 2007 and $1.5 million relates to prior years.

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

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. See the Executive Overview below or within Note 5 to our Consolidated Financial Statements for our equity method investments. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Change in Fiscal Year

On June 6, 2005, we changed our fiscal year to end on the last Sunday in April rather than March 31. This fiscal year creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year. Fiscal year 2006 was a 53-week year which commenced on April 25, 2005 and ended on April 30, 2006. We believe that the twelve months ended March 31, 2005 provides a meaningful comparison to the twelve months ended April 29, 2007 and April 30, 2006. There are no factors of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended April 24, 2005 were presented in lieu of results for the twelve months ended March 31, 2005. References in this discussion to fiscal 2007 and 2006 represent the twelve months ended April 29, 2007 and April 30, 2006, respectively. References to fiscal 2005 represent the twelve months ended March 31, 2005.

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

We utilized the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture were controlled by the minority venturer. As disclosed in Note 18 to our Consolidated Financial Statements, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment was appropriate and concluded that the equity method best reflected the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we were able to reasonably estimate the revenues and expenses of the venture through our second quarter of fiscal year 2006 to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading "Use of Estimates".

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

Through the second fiscal quarter of 2006, we estimated our share of operational activities of Route 66 Casinos and recorded such amounts using the equity method of accounting (See “Equity Method of Accounting”) because we did not receive revenue and expense information from the venture as a consequence of ongoing litigation (See Note 18 to our Consolidated Financial Statements). Effective October 1, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. The estimated revenues recorded prior to October 1, 2005 are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results and the ultimate conclusion of the litigation may vary materially and adversely from our estimates.

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

We amortized capitalized development costs of DCC, over the contractual five-year term of the credit enhancement fee contract. Each quarter, we recognized as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated credit enhancement fees to be received over the five-year term of the contract. We believed this method was appropriate because it matched income and expenses over the term of the contract. We also reviewed estimated credit enhancement fees to be received over the remaining term of the contract on a quarterly basis to assess whether any changes to our estimates were appropriate. On January 31, 2007, the River Rock Entertainment Authority (“RREA”) exercised a buy-out option contained in the Development Agreement with DCC. Pursuant to the buy-out option, RREA had the option to pay 17 equal monthly installments beginning February 15, 2007. On March 2, 2007 RREA and the members of DCC agreed to a cash settlement of the buy-out option of $11,350,000 in lieu of the monthly installments. The remaining balance of unamortized capitalized costs was written off during the fourth quarter of fiscal 2007 in conjunction with the buy-out.

Goodwill and Other Intangibles

In connection with our acquisition of the Colorado Grande casino, at April 29, 2007, we have goodwill with an indefinite useful life of $5.5 million, representing 6.8% of total assets. Statement of Financial Accounting Standards ("SFAS") No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually, or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal year 2007 and determined that the goodwill was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to its carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Asset and Investment Impairments

We apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting

Principles Board Opinion (“APB”) No. 18, "The Equity Method of Accounting for Investments in Common Stock," to account for asset and investment impairments. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold. Based upon this policy we reduced our investment in Sunrise Land & Minerals Corporation by $125,000 as of April 29, 2007.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method. We make advances to Indian tribes and other third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with Indian tribes and other third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. See Note 6 to our Consolidated Financial Statements.

We review on a quarterly basis each of our notes receivable to evaluate whether the collection of such note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible then the note receivable would be written down to its estimated fair value.

Revenue Recognition

We record revenues from credit enhancement fees, interest on notes receivable and royalties on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectibility is reasonably certain. For certain notes receivable related to Indian gaming projects, interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the gaming facility to cover the interest to be earned under the respective notes. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance.

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

	Fiscal Year Ended
	April 29, 2007	April 30, 2006
Food and beverage	$609,938	$923,841
Other	16,479	22,012
Total cost of complimentary services	$626,417	$945,853

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

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 29, 2007, we did not record any accrued litigation liability.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the state of Colorado. On June 14, 2007, we sold our membership interest in our gaming facilities in New York. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. In December 2005, IC-BH completed a $94.0 million capital expansion for IC-BH’s Colorado properties adding approximately 350 slot machines, 160 hotel rooms, a new 1,000 parking structure and a new restaurant which should increase our future earnings from IC-BH. In fiscal year 2004, DCC began receiving a credit enhancement fee from the River Rock Casino. We owned 69% of and consolidated DCC. River Rock Casino completed the construction of a parking garage in December 2004 which increased their parking capacity from approximately 500 spaces to 1,642 spaces which will accommodate up to approximately 2,100 customer vehicles when operated by a valet service during peak demand periods. On January 31, 2007, the River Rock Entertainment Authority (“RREA”) exercised a buy-out option contained in the Development Agreement. Pursuant to the buy-out option, RREA had the option to pay 17 equal monthly installments beginning February 15, 2007. On March 2, 2007 RREA and the members of DCC agreed to a cash settlement of $11,350,000 in lieu of the monthly installments. Our share of the settlement was approximately $8.1 million which is included in gain on termination of development and loan agreement. DCC distributed the proceeds to its members in March 2007. Accordingly, we no longer receive credit enhancement fees from RREA. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH and anticipate the casino will also add to our future revenues and earnings. In addition, we initially owned a 40% interest in American Racing, which developed racing facilities which offer harness racing and VLTs to its gaming customers. Our interest decreased throughout fiscal 2007 to 22.8% by the end of the year due to lack of liquidity to meet certain cash call commitments. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs/profitability can be expected to increase. Our net revenues were $12.3 million, $13.1 million and $5.7 million for fiscal years 2007, 2006 and 2005, respectively.

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development (Sunrise) and one equity investee (RCI) engaged in the operation of a restaurant franchise. As of April 29, 2007, the amount of consolidated retained earnings which represents undistributed earnings from our unconsolidated affiliates is approximately $25 million. Our net ownership interest, investments in and earnings (losses) from our unconsolidated affiliates are as follows (see Note 5 to our Consolidated Financial Statements):

					Earnings (Loss)
	Net Ownership Interest		Investment		Fiscal Year Ended
Unconsolidated affiliates:	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006	March 31, 2005
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43	43	$22,306,025	$21,146,365	$3,728,960	$6,517,318	$5,888,031
Route 66 Casinos, L.L.C. (2)	51	51	4,509,183	4,509,183	—	874,707	1,811,914
American Racing and Entertainment,
L.L.C. (1) (3)	23	40	8,215,042	9,480,506	(7,275,464)	(519,494)	—
Buena Vista Development Company,
L.L.C. (4)	35	25	171,169	176,753	(5,584)	(13,047)	—
Sunrise Land and Mineral Corporation(5)	50	50	400,489	378,940	146,549	58,334	(51,143)
Restaurant Connections International,
Inc. (6)	34	34	—	—	—	—	—
Total investments in unconsolidated affiliates			$35,601,908	$35,691,747

Total earnings (loss) from unconsolidated affiliates					$(3,405,539)	$6,917,818	$7,648,802

(1)	Separate financial statements for this entity are included herein.
(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases.

(3)	Represents our equity investment in a racing and gaming development project. On June 14, 2007, we sold our membership to two of our partners.
(4)	This is an investment in a gaming development project. At May 5, 2007, our ownership interest increased to 40%.
(5)	Represents our equity investment in a real estate investment and development project. This asset is held for sale and has been presented accordingly on the balance sheet as of April 29, 2007.
(6)	Investment in RCI was reduced to zero in fiscal year 2000. This asset is held for sale as of April 29, 2007.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows (see Note 5 to the Consolidated Financial Statements):

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
	(Percent)

Dry Creek Casino, L.L.C. (1)	69	69	$682,632	$1,156,318
Gold Mountain Development, L.L.C. (2)	100	100	3,367,098	3,357,795
Goldfield Resources, Inc. (3)	100	100	480,812	480,812
Nevada Gold (Tulsa), Inc. (4)	100	100	1,783,295	1,326,536
Other (5)			562,690	480,176
Total investments– development projects			$6,876,527	$6,801,637

(1)
Capitalized development costs of the River Rock Casino project. In March 2007, DCC agreed to a cash buyout of the credit enhancement fee agreement. As a result of this transaction, DCC ended its relationship with the RREA.

(2)
Acquisition and development costs incurred for 260 acres of real property in the vicinity of Black Hawk, Colorado. This property is scheduled to be auctioned on August 2, 2007. As a result, it has been reflected as such as of April 29, 2007. See discussion below.

(3)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999. This asset is for sale and has been reflected as such as of April 29, 2007.
(4)
Development cost incurred for Muscogee (Creek) Nation gaming project On December 8, 2006 we received a $2.2 million payment for fees due under our development agreement with the Muscogee Nation - Tulsa. This payment was in excess of our capitalized development costs of $1.9 million. As a result of this transaction, we mutually and amicably agreed to end our relationship with the Muscogee Nation - Tulsa.

(5)	Development cost incurred for other development projects.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005:

	Fiscal Year Ended
	April 29,	April 30,	March 31,
	2007	2006	2005
Revenues:
Casino	$6,253,491	$5,653,340	$—
Food and beverage	1,295,157	1,471,816	—
Other	153,305	126,078	67,610
Credit enhancement fee	5,920,125	7,348,651	5,660,909
Gross revenues	13,622,078	14,599,885	5,728,519
Less promotional allowances	(1,294,458)	(1,450,664)	—
Net revenues	12,327,620	13,149,221	5,728,519
Operating expenses:
Casino	1,655,837	2,566,306	—
Food and beverage	721,360	863,703	—
Marketing and administrative	3,094,554	1,935,257	—
Facility	323,906	276,304	—
Corporate expense	7,203,198	5,778,507	4,223,019
Legal expenses	1,489,967	1,668,311	609,278
Depreciation and amortization	918,609	1,018,699	169,133
Write-off of notes receviable related to Native American
gaming projects and other notes receivable	3,235,297	1,574,452	120,000
Impairment of equity investment	125,000	—	—
Write-off of project development cost	495,982	286,653	180,850
Other	85,296	126,266	63,346
Total operating expenses	19,349,006	16,094,458	5,365,626
Operating income (loss)	(7,021,386)	(2,945,237)	362,893
Non-operating income (expenses):
Earnings from unconsolidated affiliates	(3,405,539)	6,917,818	7,648,802
Gain on sale of marketable securities and assets	42,226	167,948	34,672
Gain on termination of development contract	245,499	—	—
Gain on termination of development and loan agreement	10,801,076	—	—
Interest income (expense), net	(3,553,052)	(2,248,550)	(367,460)
Minority interest	(4,301,050)	(1,308,867)	(837,849)
Income (loss) before income tax expense	(7,192,226)	583,112	6,841,058
Income tax expense
Current	170,347	211,251	2,682,794
Deferred and change in valuation allowance	1,592,827	—	—
Total income tax expense	1,763,174	211,251	2,682,794
Net income (loss)	$(8,955,400)	$371,861	$4,158,264

Per share information:
Net income (loss) per common share - basic	$(0.69)	$0.03	$0.33
Net income (loss) per common share - diluted	$(0.69)	$0.03	$0.29

Basic weighted average number of shares
outstanding	12,937,222	12,975,697	12,788,269

Diluted weighted average number of shares
outstanding	12,937,222	13,243,750	14,672,777

COMPARISON OF FISCAL YEARS ENDED APRIL 29, 2007 AND APRIL 30, 2006

Net revenues. Net revenues for fiscal year 2007 decreased 6.2%, or $0.8 million, to $12.3 million compared to fiscal year 2006. In fiscal year 2007, credit enhancement fees decreased $1.4 million, or 19.4%, to $5.9 million compared to $7.3 million for fiscal year 2006 as a result of River Rock Casino’s higher revenues and improved operating margins associated with the additional parking available with the new parking garage offset by the cash buy-out of the credit enhancement agreement in March 2007 resulting in no credit enhancement fees in the fourth quarter of 2007. On April 25, 2005, we acquired Colorado Grande Casino from IC-BH. In fiscal year 2007 the Colorado Grande contributed a total of $7.5 million in gross revenues from its casino operations compared to $7.1 for fiscal year 2006. After the promotional allowance, net revenues from its casino operations for fiscal year 2007 were $6.3 million compared to $5.7 million for fiscal year 2006.

Total operating expenses. Total operating expenses for fiscal year 2007 increased 20.2%, or $3.3 million, to $19.3 million compared to fiscal year 2006. Of the increase, $0.2 million is attributable to casino operations from the Colorado Grande Casino-Cripple Creek. We experienced $1.4 million or 24.7% more corporate expense primarily due to $0.2 million of stock option expense and $1.1 million of severance pay as part of our efforts to reduce staff and future operating expenses. Legal expenses for fiscal year 2007 decreased 11%, or $0.2 million, to $1.5 million compared to fiscal year 2006. The decrease is primarily due to hiring in-house general counsel in an effort to prepare legal documents internally. As a result of our impairment analysis of assets as of April 29, 2007, we wrote down our equity investments by $0.1 million. Write-off of project development cost for fiscal year 2007 increased 73%, or $0.2 million to $0.5 million compared to fiscal year 2006. Also, write-off of notes receivable primarily related to a Native American gaming project which we are no longer pursuing increased 105% or $1.7 million to $3.2 million compared to fiscal year 2006. Depreciation and amortization expense decreased 9.8%, or $0.1 million compared to fiscal year 2006. The decrease is primarily due to the cash buyout noted above.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates for fiscal year 2007 decreased 149%, or $10.3 million, to a loss of $3.4 million compared to fiscal year 2006. Earnings from IC-BH decreased 42.8%, or $2.8 million compared to fiscal year 2006. IC-BH’s net revenues decreased 4.4%, or $7.1 million for fiscal year 2007 compared to fiscal year 2006. This decrease was primarily due to a decrease in revenues resulting from increased competition. However, such decrease was offset by a $2.1 million or 1.5% decrease in operating expenses. IC-BH also had a $2.3 million increase in interest expense, net. Earnings from Sunrise were $147,000 for fiscal year 2007 compared to $58,000 for fiscal year 2006. During fiscal year 2007 we recorded losses from American Racing of $7.3 million compared to losses of $0.5 million during fiscal year 2006. We acquired American Racing in the second half of fiscal year 2006. The increased losses at American Racing are primarily attributable pre-opening and start-up expenses related to the Tioga Downs and Vernon Downs projects. In addition, we recorded a loss from Buena Vista Development of $5,600.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense for fiscal year 2007 increased 33%, or $1.3 million, to $5.3 million compared to fiscal year 2006. The increase is primarily due to a higher weighted average debt balance. Interest income for fiscal year 2007 increased 13%, or $0.3 million, to $2.3 million compared to fiscal year 2006. The increase is primarily due to a higher weighted average notes receivable balance and improved cash management. Amortization of loan issue cost was $602,000 and $348,000 for fiscal years 2007 and 2006, respectively.

Other non-operating income and expenses. During fiscal year 2007, we recorded a $10.8 million gain related to the termination of our development and loan agreement with the River Rock Casino, a $250,000 gain related to the termination of our development agreement with Muscogee Nation-Tulsa, and $42,200 of gains on sale of marketable securities and assets compared to gains of $168,000 in fiscal year 2006.

Net (loss)/income. Fiscal year 2007 reflects a net loss of $9.0 million compared to net income of $372,000 for fiscal year 2006. The decrease of $9.3 million is primarily related to the $1.7 million increase in write-off of notes and related investment in a Native American gaming project, a $10.3 million decrease in earnings from unconsolidated subsidiaries, $1.1 million of severance costs and a $1.3 million additional net interest expense, offset by $0.3 million improvement of casino operating results, $11.0 million of gains on termination of development agreements, offset by $1.4 million reduction of credit enhancement fees and a $3.0 million increased payment to minority interest holders, $0.2 million of reduced legal expense, and $1.6 million increased income taxes due to establishing a $4.5 million deferred tax valuation allowance. The effective tax rate for fiscal years 2007 and 2006 was 25% and 36%, respectively.

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

Total operating expenses. Total operating expenses for fiscal year 2006 increased 200%, or $10.7 million, to $16.1 million compared to fiscal year 2005. Of the increase, $5.6 million is primarily the result of the inclusion of the casino operations, food and beverage, marketing and advertising, and facility expenses from the Colorado Grande Casino-Cripple Creek. We also experienced $1.6 million of higher corporate expense due to our pursuit of additional gaming opportunities, expanded casino operations and increased overhead costs related to business expansion and transformation to a casino operator. Legal expenses for fiscal year 2006 increased 174%, or $1.1 million, to $1.7 million compared to fiscal year 2005. The increase is primarily due to the higher legal expenses related to our litigation. Write-off of project development cost for fiscal year 2006 increased 59%, or $106,000 to $287,000 compared to fiscal year 2005. Also, we recorded a $1.6 million write-off of notes receivable related to Native American gaming projects which we are no longer pursuing. Depreciation and amortization expense increased 502%, or $850,000, compared to fiscal year 2005. The increase is primarily due to the increase of depreciation expenses associated with the additional gaming equipment, computer equipment, and the new accounting system purchased in fiscal year 2006.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates for fiscal year 2006 decreased 10%, or $731,000, to $6.9 million compared to fiscal year 2005. Earnings from IC-BH increased 11%, or $629,000 compared to fiscal year 2005. IC-BH’s net revenues increased 17%, or $23.0 million for fiscal year 2006 compared to fiscal year 2005. This increase was primarily due to an increase in revenues resulting from the completion of the $94 million expansion at Isle of Capri Casino-Black Hawk and Colorado Central Station Casino. However, such increase was offset by a $19.5 million increase in operating expenses and a $3.0 million increase in interest expenses, net, along with a $2.1 million loss on early extinguishment of debt related to the refinancing of $240.0 million debt in October 2005. In addition, a gain of $1.6 million was recorded to reflect changes in the fair value of interest rate swap agreements not designated as hedging instruments. In November, 2005 the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. The equipment leases were terminated in connection with the transaction. Therefore, effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings related to Route 66 Casinos due to the termination of the equipment leases, which lowered our earnings from unconsolidated affiliates by approximately $937,000 compared to fiscal year 2005. Earnings from Sunrise were $58,000 for fiscal year 2006 compared to a loss of $51,000 for fiscal year 2005. During the second half of fiscal year 2006, we recorded a loss from American Racing of $519,000 which is primarily attributable to preopening expenses related to the Tioga Downs project. In addition, during fiscal 2006 we recorded a loss from Buena Vista Development of $13,000.

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

Other non-operating income and expenses. During fiscal year 2006, we recorded $168,000 of gains on sales of marketable securities and assets compared to $35,000 in fiscal year 2005.

Net income. Net income was $372,000 and $4.2 million for fiscal years 2006 and 2005, respectively. The decrease of $3.8 million is primarily related to the discontinuation of recording earnings from Route 66, an increase in interest expense, net, an increase in depreciation and amortization, higher overall corporate expenses, and higher casino operating and marketing expenses as a percentage of casino revenue related to repositioning the Colorado Grande Casino after the $2.0 million renovation project completed at the end of the second quarter and higher legal costs related to litigation. The effective tax rates for fiscal years 2006 and 2005 were 36% and 39%, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for fiscal years 2007, 2006 and 2005:

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	March 31, 2005
Cash provided by (used in):
Operating activities	$(3,983,075)	$343,835	$6,827,350
Investing activities	$10,952,596	$(31,315,234)	$3,482,364
Financing activities	$(8,462,115)	$32,378,856	$(9,992,150)

Operating activities. Net cash used in operating activities during fiscal year 2007 increased $4.3 million compared to fiscal year 2006 mainly due to increased operating losses of $9.3 million, offset by $8.1 million, net, of proceeds from the cash buy-out by River

Rock Casino noted above, increased write-off of notes receivable of $1.3 million, increased deferred income tax expense of $1.4 million and a $0.7 million decrease of tax distributions from IC-BH. During fiscal year 2007 we received $2.2 million of tax distributions from IC-BH. All of our tax distributions from IC-BH were used to pay down the $5.9 million note payable to IC-BH related to the purchase of the Colorado Grande Casino. We anticipate this note payable will be repaid in full in the second quarter of fiscal year 2008.

Investing activities. Net cash provided by investing activities during fiscal year 2007 increased to $11.0 million compared to $31.3 million usage during fiscal year 2006. The $42.3 million increase is primarily due to in fiscal year 2007 Dry Creek Casino, L.L.C. (“DCC”) received approximately $11.4 million from the River Rock Entertainment Authority (“RREA”) as a result of RREA and DCC agreeing to a cash buyout of the Development and Loan Agreement, we also received $2.2 million from the Muscogee Nation-Tulsa for termination of our development agreement with the Tribe, these receipts were offset by advancing an additional $1.4 million to American Racing and investing $1.1 million in a certificate of deposit pledged as collateral for a bank line for American Racing. In fiscal year 2006 we invested $15 million in Buena Vista Development, in the form of a $14.8 million note receivable and a $189,000 equity investment, a $10.2 million equity investment in American Racing, and $3.5 million of loans made to other gaming projects. In fiscal 2006 we also used $0.6 million as down payment to purchase the Colorado Grande Casino in addition to $2.8 million for capital improvements and the purchase of a new accounting system and computer equipment for the casino. In fiscal year 2006 we received a $0.9 million loan repayment from one of our Indian gaming projects, when interim financing was obtained by the Tribe.

Financing activities. Net cash used in financing activities was $8.5 million for fiscal year 2007 compared to $32.4 million net cash provided by financing activities for fiscal year 2006. During fiscal year 2007 we repaid $6.4 of our term loans compared to $2.7 in fiscal year 2006, we borrowed $3.0 million from our $55 million credit facility as compared to $47.6 million in fiscal 2006 when we funded several investing activities. In fiscal 2007 we paid $0.1 million of deferred loan issuance costs compare to fiscal 2006 when we paid $1.2 million. In fiscal 2006 we repurchased 942,000 shares of our common stock in the open market, at a total purchase price of $9.8 million as compared to fiscal 2007 when we paid $0.4 million to repurchase our common stock. In fiscal 2007 we distributed $4.6 million to the minority interest owners of DCC compared to $1.4 million in fiscal year 2006. We repaid $2.0 million on the $5.9 million note to IC-BH leaving the balance of $1.3 million as of April 29, 2007.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

-	disposition of non-gaming related assets;
-	debt service requirements;
-	capital requirements related to future acquisitions;
-	obtaining funds via long-term subordinated debt instruments; and
-	working capital requirements.

At April 29, 2007, outstanding indebtedness under our revolving credit facility was $55.0 million with total indebtedness of $57.1 million. Historically, tax distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. However, on April 25, 2005 we executed a three year $5.9 million promissory note payable to IC-BH in connection with the purchase of the Colorado Grande Casino, and we are now using our quarterly distributions from IC-BH for the repayment of interest and principal due on this note which will continue until it is repaid in full. At April 29, 2007, the balance of the note payable to IC-BH was $1.3 million which we expect will be paid in full in the second quarter of fiscal year 2008. Due to the Company having net operating tax losses, upon repayment of the note payable to IC-BH the quarterly tax distributions will be available to pay operating expenses and service a portion of our debt.

In March 2007, we received approximately $8.1 million for our portion of a cash buy-out of future credit enhancement fees as a result of the River Rock Entertainment Authority exercising their rights under the agreement. As a result, we will receive no additional credit enhancement fees from River Rock Casino in the future. Revenue and cash flow, compared to prior quarters, is expected to decrease by approximately $2.0 million quarterly over the remaining term of the agreement as a result of this transaction. The fact that we will no longer receive payments from the River Rock Casino will have a significant impact on our future cash flow. We used $3.3 million of these proceeds to repay a note which was due in March 2007.

On June 14, 2007, we sold our membership interest in American Racing and Entertainment. We received $2.1 million cash and two notes for $1.1 million each. The notes bear interest of 5% and are due in April 2008 and 2009, respectively. On June 18, 2007, we used the proceeds from the sale of American Racing to repay $2.2 million of our $55 million Credit Facility (“Credit Facility”). In addition to the cash received from the sale of American Racing, certificates of deposit of approximately $1.1 million pledged as collateral for a bank line of credit for American Racing was released to us on July 13, 2007. We used $950,000 of the certificates of deposit proceeds to pay down the Credit Facility. On June 26, 2007, we drew down $1.0 million from the Credit Facility. We currently have $2.15 million available to draw from the Credit Facility. The Credit Facility matures September 30, 2008. In addition, in conjunction with the sale agreement we were indemnified by the purchasers in connection with the guarantees of approximately $11 million of debt or any other obligations of American Racing.

In November 2006, we examined our corporate overhead. As a result, we have implemented several cost saving measures that will save approximately $2.0 million of general and administrative expenses annually. These measures included the elimination of two senior level positions and a number of corporate staff positions which resulted in a 50% reduction in our corporate full time equivalents, reduction of consulting contracts, and a 10% salary reduction for senior executives for the second half of fiscal year 2007. A $1.1 million severance expense associated with the reduction of corporate positions is reflected in fiscal year 2007. The 10% salary reduction for the remaining senior executives was lifted effective the beginning of fiscal year 2008.

On May 24, 2007, we announced that we entered into a commitment letter agreement for a term loan facility in the maximum amount of $15 million (the “Loan Facility”). The commitment letter will terminate on the second anniversary of the issuance and any amounts drawn shall be payable in full three years from the date such funds are drawn. The Loan Facility will be structured as an acquisition line to be drawn for a to-be-determined acquisition or acquisitions acceptable to the Company and the lender, based on standard legal and financial due diligence and will be guaranteed on a senior secured basis by all the Company’s affiliates that are not borrowers under the Loan Facility.

We are currently having discussions with various interested parties to dispose of our non-gaming related assets. We have set a date of August 2, 2007, to auction the 260 acres in Black Hawk, CO. Our plan is to divest of such assets and use the proceeds to pay operating expenses or debt or, reinvest the funds in acquisition opportunities where we will have a majority equity position and long term management contracts.

On April 29, 2007, excluding restricted cash of $1.1 million, we had cash and cash equivalents of $2.8 million. The restricted cash consists of certificates of deposit that matured in July 2007.

We are highly leveraged and our consolidated financial statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing and other sources of funds from our current credit facility lender and other recognized lenders. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting of the non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, repay or refinance our credit facility due on September 30, 2008 and, acquire operations that generate positive cash flow, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt or selling core assets of the Company.

Indebtedness

On January 19, 2006, we entered into an amended $55.0 million revolving credit facility (“Credit Facility”) with our lender that replaced a $40.0 million revolving credit facility with the same lender. Principal advances under the Credit Facility bear interest at 8.5% per annum and the Credit Facility has a maturity date of September 30, 2008.

The Credit Facility allows us to draw up to $55.0 million (less outstanding indebtedness under the Convertible Note) at any time prior to September 30, 2008. The Credit Facility is secured by substantially all of our assets including our interest in IC-BH. As of April 29, 2007, we had $55.0 million in outstanding debt under the Credit Facility. On June 18 and July 16, 2007 we repaid $2.2 million and $0.95 million, respectively, of the Credit Facility. On June 26, 2007, we drew down $1.0 million from the Credit Facility. As of July 23, 2007 we have $2.15 million available to draw from the Credit Facility.

In March 2007, we repaid our $3.3 million Note Payable.

We acquired the Colorado Grande Casino (through the purchase of 100% of the stock of Colorado Grande Enterprises, Inc. from IC-BH) on April 25, 2005 for the purchase price of $6.5 million of which $600,000 was paid in cash and a promissory note was issued to IC-BH for the remaining $5.9 million. Simple interest will accrue on the outstanding principal on the note at a rate equal to IC-BH’s cost of funds plus one percent (1%) per annum. IC-BH’s cost of funds is variable, with the rate dependent on the rate under IC-BH’s credit facility, which is currently about 7.4%. The note will mature on April 25, 2008. Our future quarterly distributions from IC-BH will be used for the repayment of the interest and principal due on our $5.9 million note until it is repaid. The note is secured by 100% of the stock in Colorado Grande Enterprises, Inc. At April 29, 2007, the balance of this note payable was $1.3 million. In June a quarterly distribution of $960,000 was made from IC-BH and applied to the outstanding note balance. We anticipate that the note will be paid in full during the second quarter of fiscal year 2008.

During the fourth quarter of fiscal 2007 we paid a total of $4.1 million of debt. At April 29, 2007, we had approximately $57.1 million in total outstanding indebtedness. Since the end of fiscal 2007 we have paid an additional $3.3 million, net, of debt. As of July 17, 2007, we had approximately $53.8 million in total outstanding indebtedness.

Off-Balance Sheet Arrangements

As of April 29, 2007, we have guaranteed approximately $11 million of mortgage debt of a subsidiary of American Racing. The debt matures on March 31, 2008. On June 14, 2007 we sold our membership interest in American Racing and related entities and were indemnified by the purchasers in connection with the guarantee.

In addition, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, including a guarantee of $21,000 of indebtedness of an affiliate.

In the event of nonperformance by American Racing, under the terms of the obligation, our maximum potential future payment under the guarantee will be equal to half of the loan amount owed by American Racing. As of April 29, 2007, our maximum potential future payment under this guarantee was approximately $11 million.

Contractual Obligations

The following table sets forth estimates of our contractual obligations as of April 29, 2007 to make future payments in fiscal year 2008 through fiscal year 2012 and thereafter:

		Fiscal Year
Estimated Contractual Obligations:	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt (1)	$57,087,549	$2,066,518	$55,007,949	$8,567	$4,515	$—	$—
Estimated interest payments (2)	5,506,590	4,725,324	780,470	685	111	—	—
Operating lease commitments (3)	6,991,803	674,869	714,572	716,844	719,115	666,403	3,500,000
Other commitments(3)	142,096	142,096	—	—	—	—	—
Total	$69,728,038	$7,608,807	$56,502,991	$726,096	$723,741	$666,403	$3,500,000

(1)	See Note 7 to our Consolidated Financial Statements in this Annual Report.
(2)	Estimated interest payments are based on the outstanding balance of our debt as of April 29, 2007.
(3)	See Note 17 to our Consolidated Financial Statement in this Annual Report.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109” ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2009), and interim periods within those years. The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2009). The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity price and equity prices. Our primary exposure to market risk is credit risk concentrations. We do not believe we are subject to material interest risk.

Approximately 96% of our borrowings are at fixed interest rates; thus an interest rate change would not have a significant impact on our operations.

Item 8.	Financial Statements and Supplementary Data

The information required under Item 310(a) of Regulation S-K is included in this report as set forth in the “Index to Consolidated Financial Statements.” See Index to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; provided, that we were required to seek relief under Rule 12b-25 in connection with the filing of this Annual Report on Form 10-K due to a delay in receiving final audited financial information from our material equity investee.

Pannell Kerr Forster of Texas, P.C.’s audit report, dated July 27, 2007, expressed an unqualified opinion on our consolidated financial statements and its assessment of Management’s Annual Report on Internal Control over Financial Reporting is included herein.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Management, including the CEO and CFO, has the responsibility for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act, Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions and influenced by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or insufficient because of changes in operating conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed internal control over financial reporting of the Company and subsidiaries as of April 29, 2007. The Company’s management conducted its assessment in accordance with the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the internal control over financial reporting was effective as of April 29, 2007.

Pannell Kerr Forster of Texas, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of April 29, 2007, which is filed herewith.

(c)	Changes in Internal Control Over Financial Reporting

Material weaknesses noted in our Form 10-K for the year ended April 30, 2006 and each of our quarterly filings since that date are listed below.

 The financial reporting process resulted in incomplete accounting disclosure for i) fixed assets, ii) debt maturities, iii) pro formas for a business acquisition; iv) earnings per share and v) related parties that, although not material on an individual basis, when considered in the aggregate were deemed to be a material weakness.

• In conjunction with the preparation for the April 30, 2006 consolidated financial statement audit, the final resolution of the allocation of the purchase price of the Colorado Grande Casino to deferred tax assets was not initially completed. Management completed its assessment and the tax asset is properly recorded as of April 30, 2006.

Management has enhanced specific internal controls within the financial reporting processes that have mitigated these identified material weaknesses. There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Party Transactions

The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements.

Included in Part II of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 29, 2007 and April 30 2006.
Consolidated Statements of Operations for fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005 and the 24-day period ended April 24, 2005.
Consolidated Statements of Stockholders’ Equity for fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005 and the 24-day period ended April 24, 2005.
Consolidated Statements of Cash Flows for fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005 and the 24-day period ended April 24, 2005.
Notes to Consolidated Financial Statements

Consolidated Financial Statements of Isle of Capri Black Hawk, L.L.C.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 29, 2007 and April 30, 2006
Consolidated Statements of Income for fiscal years ended April 29, 2007, April 30, 2006 and April 24, 2005
Consolidated Statements of Members' Equity for fiscal years ended April 29, 2007, April 30, 2006 and April 24, 2005
Consolidated Statements of Cash Flows for fiscal years ended April 29, 2007, April 30, 2006 and April 24, 2005
Notes to Consolidated Financial Statements

Consolidated Financial Statements of American Racing and Entertainment, LLC and Subsidiaries
Independent Auditors’ Report
Consolidated Balance Sheet as of December 31, 2006
Consolidated Statement of Operations for the year ended December 31, 2006
Consolidated Statement of Changes in Equity for the year ended December 31, 2006
Consolidated Statement of Cash Flows for the year ended December 31, 2006
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

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the company's definitive proxy statement filed on Schedule 14A on July 30, 2001)
3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.
3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)
3.1.D	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to Form 8-K filed July 27, 2007)
4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)
4.5 (+)	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the company’s Form S-8, file no. 333-126027)
10.1	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)
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

10.27 (+)	Employment Agreement between Nevada Gold & Casinos, Inc. and Robert B. Sturges dated November 27, 2006 (filed previously as Exhibit 27 to Form 10-Q filed December 15, 2006)
10.28 (+)	Employment Agreement between Nevada Gold & Casinos, Inc and James J. Kohn dated October 24, 2006 (filed previously as Exhibit 10.28 to Form 10-Q filed March 9, 2007)
10.29 (+)	Employment Agreement between Nevada Gold & Casinos, Inc. and Ernest E. East dated December 29, 2006 (filed previously as Exhibit 10.29 to Form 10-Q filed March 9, 2007)
10.30 (+)	Separation Agreement and Release between Nevada Gold & Casinos, Inc. and H. Thomas Winn (filed previously as Exhibit 10.1 to Form 8-K filed July 9, 2007)
10.31	Mutual Release between River Rock Entertainment Authority and Dry Creek Casino, LLC (filed previously as Exhibit 10.1 to Form 8-K filed March 5, 2007)
10.32	Financing Commitment Letter between D.B. Zwirn Special Opportunities Fund, LP and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to Form 8-K filed May 29, 2007)
10.33
Purchase and Sale Agreement among Nevada Gold & Casinos, Inc. Nevada Gold NY, Inc., Southern Tier Acquisition, LLC and Oneida Entertainment LLC (filed previously as Exhibit 10.1 to Form 8-K filed June 21, 2007)

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
James J. Kohn
Chief Financial Officer

Date: July 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. JULIANO	Chairman of the Board of Directors	July 30, 2007
Joseph A. Juliano

/s/ PAUL J. BURKETT	Director	July 30, 2007
Paul J. Burkett

/s/ WILLIAM G. JAYROE	Director	July 30, 2007
William G. Jayroe

/s/ H. THOMAS WINN	Director	July 30, 2007
H. Thomas Winn

/s/ FRANCIS M. RICCI	Director	July 30, 2007
Francis M. Ricci

/s/ WAYNE H. WHITE	Director	July 30, 2007
Wayne H. White

/s/ JOHN M. GALLAWAY	Director	July 30, 2007
John M. Gallaway

/s/ ROBERT B. STURGES	Director and Chief Executive Officer	July 30, 2007
Robert B. Sturges	(principal executive officer)

/s/ JAMES J. KOHN	SVP and Chief Financial Officer	July 30, 2007
James J. Kohn	(principal financial officer and principal accounting officer)

Index to Consolidated Financial Statements
Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Page

Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of April 29, 2007 and April 30, 2006	39
Consolidated Statements of Operations for fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005 and the 24-day period ended April 24, 2005	40
Consolidated Statements of Stockholders’ Equity for fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005 and the 24-day period ended April 24, 2005	41
Consolidated Statements of Cash Flows for fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005 and the 24-day period ended April 24, 2005	42
Notes to Consolidated Financial Statements	43

Consolidated Financial Statements of Isle of Capri Black Hawk, L.L.C.

Consolidated Financial Statements of American Racing and Entertainment, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 29, 2007 and April 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005 and the 24-day period ended April 24, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 29, 2007 and April 30, 2006 and the results of their operations and their cash flows for fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005 and the 24 day period ended April 24, 2005 in conformity with U.S. generally accepted accounting principles.

 As referred to in Note 1, the Company has adopted Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Year Financial Statements” and Statement of Financial Accounting Standards No. 123(R) “Share Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nevada Gold & Casinos, Inc.’s internal control over financial reporting as of April 29, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2007 expressed an unqualified opinion on management’s assessment and on the effectiveness of internal control over financial reporting.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nevada Gold & Casinos, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nevada Gold & Casinos, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 29, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of April 29, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of April 29, 2007 and April 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005 and the 24-day period ended April 24, 2005 of the Company and our report dated July 27, 2007 expressed an unqualified opinion thereon.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 27, 2007

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	April 29,	April 30,	April 24,
	2007	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,803,560	$4,296,154	$2,888,697
Restricted cash	1,050,000	—
Accounts receivable	397,145	1,287,982	1,513,870
Accounts receivable - affilates	124,685	152,194
Prepaid expenses	474,933	234,381
Notes receivable - development projects, current portion	1,357,904	—
Other current assets	55,055	194,151	436,751
Total current assets	6,263,282	6,164,862	4,839,318

Investments in unconsolidated affiliates	35,201,419	35,691,747	21,646,041
Investments in unconsolidated affiliates held for sale	400,489	—
Investments in development projects	323,202	6,876,527	6,816,697
Investments in development projects held for sale	3,914,765	—
Notes receivable - affiliates	3,521,066	3,637,099	2,777,136
Notes receivable - development projects, net of current portion	18,012,737	22,667,272	6,973,813
Goodwill	5,462,918	5,462,918	—
Property and equipment, net of accumulated depreciation
of $1,281,191 and $622,876 at April 29, 2007 and April
30, 2006, respectively	2,063,026	2,580,093	108,797
Deferred tax asset	—	1,460,722	566,468
Other assets	4,868,442	3,601,850	559,364
Total assets	$80,031,346	$88,143,090	$44,287,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,540,781	$1,550,405	$1,019,594
Accrued interest payable	21,211	41,737	84,830
Other accrued liabilities	378,937	358,159	—
Guaranty liabilities	4,610,000	—
Long-term debt, current portion	2,066,518	3,779,345	6,589,999
Total current liabilities	8,617,447	5,729,646	7,694,423

Long-term debt, net of current portion and discount	55,021,031	56,687,315	6,366,428
Deferred income	8,591	406,632	200,565
Other liabilities	742,991	157,633	—
Total liabilities	64,390,060	62,981,226	14,261,416

Commitments and contingencies	—	—	—

Minority interest	—	278,674	406,304

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000
shares authorized; 13,935,330 and 13,912,330 shares
issued and 12,939,130 and 12,970,330 shares outstanding
at April 29, 2007 and April 30, 2006, respectively	1,672,240	1,669,479	1,530,624
Additional paid-in capital	18,484,448	18,122,632	14,817,101
Retained earnings	5,694,088	14,873,589	14,501,728
Treasury stock, 996,200 and 942,000 shares at April 29, 2007 and April 30, 2006, respectively, at cost	(10,216,950)	(9,781,669)	—
Accumulated other comprehensive income (loss)	7,460	(841)	83,749
Total stockholders' equity	15,641,286	24,883,190	30,933,202
Total liabilities and stockholders' equity	$80,031,346	$88,143,090	$45,600,922

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations

	Fiscal Year Ended			24 Days Ended
	April 29,	April 30,	March 31,	April 24,
	2007	2006	2005	2005
Revenues:
Casino	$6,253,491	$5,653,340	$-	$-
Food and beverage	1,295,157	1,471,816	-	-
Other	153,305	126,078	67,610	4,507
Credit enhancement fee	5,920,125	7,348,651	5,660,909	702,305
Gross revenues	13,622,078	14,599,885	5,728,519	706,812
Less promotional allowances	(1,294,458)	(1,450,664)	-	-
Net revenues	12,327,620	13,149,221	5,728,519	706,812

Operating expenses:
Casino	1,655,837	2,566,306	-	-
Food and beverage	721,360	863,703	-	-
Marketing and administrative	3,094,554	1,935,257	-	-
Facility	323,906	276,304	-	-
Corporate expense	7,203,198	5,778,507	4,223,019	302,086
Legal expenses	1,489,967	1,668,311	609,278	106,896
Depreciation and amortization	918,609	1,018,699	169,135	18,509
Write-off of notes receivable related to Native American gaming projects and other notes receivable	3,235,297	1,574,452	120,000	-
Impairment of equity investment	125,000	-	-	-
Write-off of project development cost	495,982	286,653	180,850	-
Other	85,296	126,266	63,344	345
Total operating expenses	19,349,006	16,094,458	5,365,626	427,836
Operating income (loss)	(7,021,386)	(2,945,237)	362,893	278,976
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	(3,405,539)	6,917,818	7,648,802	-
Gain on sale of marketable securities and assets	42,226	167,948	34,672	-
Gain on termination of development contract	245,499	-	-	-
Gain on termination of development and loan agreement	10,801,076	-	-	-
Interest income (expense), net	(3,553,052)	(2,248,550)	(367,460)	(38,733)
Minority interest	(4,301,050)	(1,308,867)	(837,849)	(106,420)
Income (loss) before income tax expense	(7,192,226)	583,112	6,841,058	133,823
Income tax expense
Current	170,347	-	-	-
Deferred and change in valuation allowance	1,592,827	211,251	2,682,794	51,814
Total income tax expense	1,763,174	211,251	2,682,794	51,814
Net income (loss)	$(8,955,400)	$371,861	$4,158,264	$82,009

Per share information:
Net income (loss) per common share - basic	$(0.69)	$0.03	$0.33	$0.01
Net income (loss) per common share - diluted	$(0.69)	$0.03	$0.29	$0.01

Basic weighted average number of shares outstanding	12,937,222	12,975,697	12,788,269	12,755,203
Diluted weighted average number of shares outstanding	12,937,222	13,243,750	14,672,777	14,247,762

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (loss)	Stock	Equity
Balance at March 31, 2004	12,279,352	$1,473,522	$19,256,200	$10,261,455	$(191,857)	$—	$30,799,320
Comprehensive income:
Net income	—	—	—	4,158,264	—	—	4,158,264
Other comprehensive income on interest rate swap, net of tax	—	—	—	—	275,606	—	275,606
Comprehensive income	—	—	—	—	—	—	4,433,870
Purchase of treasury stock (1,106,817 shares), at cost	—	—	—	—	—	(13,153,955)	(13,153,955)
Retirement of treasury stock	(1,106,817)	(132,818)	(13,021,137)	—	—	13,153,955	—
Exercise of stock options	780,751	93,690	2,504,772	—	—	—	2,598,462
Exercise of stock options on cashless basis	801,917	96,230	(96,230)	—	—	—	—
Options issued for consulting expenses	—	—	201,402	—	—	—	201,402
Tax benefit associated with option and warrant exercises	—	—	5,972,094	—	—	—	5,972,094
Balance at March 31, 2005	12,755,203	1,530,624	14,817,101	14,419,719	83,749	—	30,851,193
Comprehensive income:
Net income	—	—	—	82,009	—	—	82,009
Other comprehensive income on interest rate swap, net of tax	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	82,009
Balance at April 24, 2005	12,755,203	1,530,624	14,817,101	14,501,728	83,749	—	30,933,202
Comprehensive income:
Net income	—	—	—	371,861	—	—	371,861
Other comprehensive income on interest rate swap, net of tax benefit	—	—	—	—	(83,749)	—	(83,749)
Unrealized loss on securities available for sale, net of tax benefit	—	—	—	—	(841)	—	(841)
Comprehensive income	—	—	—	—	—	—	287,271
Purchase of treasury stock (942,000 shares), at cost	—	—	—	—	—	(9,781,669)	(9,781,669)
Stock issued for debt conversion, net of issuing cost	1,106,488	132,779	3,087,160	—	—	—	3,219,939
Exercise of stock options	22,500	2,700	59,000	—	—	—	61,700
Exercise of stock options on cashless basis	28,139	3,376	(3,376)	—	—	—	—
Tax benefit associated with option and warrant exercises	—	—	162,747	—	—	—	162,747
Balance at April 30, 2006	13,912,330	1,669,479	18,122,632	14,873,589	(841)	(9,781,669)	24,883,190

Comprehensive loss:
Net loss	—	—	—	(8,955,400)	—	—	(8,955,400)
Adjustment for sale of securities	—	—	—	—	841	—	841
Unrealized gain on securities available for sale, net of tax benefit	—	—	—	—	7,460	—	7,460
Comprehensive loss							(8,947,099)
Adoption of accounting pronouncement, net of taxes	—	—	—	(224,101)	—	—	(224,101)
Purchase of treasury stock (54,200 shares), at cost	—	—	—	—	—	(435,281)	(435,281)
Restricted stock issued to consultant	15,000	1,800	95,950	—	—	—	97,750
Exercise of stock options	8,000	961	21,040	—	—	—	22,001
Stock based compensation	—	—	241,189	—	—	—	241,189
Tax benefit associated with option exercises	—	—	3,637	—	—	—	3,637
Balance at April 29, 2007	$13,935,330	$1,672,240	$18,484,448	$5,694,088	$7,460	$(10,216,950)	$15,641,286

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended			24 days Ended
	April 29,	April 30,	March 31,	April 24,
	2007	2006	2005	2005
Cash flows from operating activities:
Net income (loss)	$(8,955,400)	$371,861	$4,158,264	$82,009
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	773,375	548,644	41,969	3,842
Amortization of capitalized development costs	145,234	470,055	127,166	14,667
Write-off of notes receivable	2,912,614	1,574,452	120,000	—
Write-off of project development costs	495,982	286,653	180,850	—
Impairment of equity investment	125,000	—	—	—
Amortization of deferred income	—	—	(145,833)	—
Warrants and options issued, beneficial conversion and
amortization of deferred loan issuance costs	601,980	394,854	677,452	15,399
Gain on sale of marketable securities and assets	(42,226)	(167,948)	(34,672)	—
Gain on termination of development contracts	(11,046,575)	—	—	—
Shared-based payments	338,939	—	—	—
Minority interest	4,301,050	1,308,867	837,849	106,420
Distributions from unconsolidated affiliates	2,215,000	2,914,000	4,344,000	—
(Earnings) loss from unconsolidated affiliates	3,405,539	(6,917,818)	(7,648,802)	—
Deferred income tax expense	1,594,559	211,251	2,682,794	51,814
Income tax refund	—	113,288	2,396,712	—
Changes in operating assets and liabilities:
Receivables and other assets	(1,026,090)	(1,975,867)	(934,324)	(865,454)
Accounts payable and accrued liabilities	177,944	1,211,543	23,925	75,824
Net cash provided by (used in) operating activities	(3,983,075)	343,835	6,827,350	(515,479)
Cash flows from investing activities:
Purchases of real estate and assets held for development	(566,122)	(664,430)	(1,442,283)	(28,439)
Equity investment in unconsolidated affiliates	—	(10,189,800)	—	—
Purchase of property and equipment	(314,514)	(2,790,905)	(71,765)	(2,090)
Purchase of marketable securities	—	(813,199)	(37,635)	—
Net proceeds from sale of fixed assets	53,050	—	—	—
Net proceeds from sale of marketable securities and assets	180,132	839,679	72,307	—
Net proceeds from termination of development contracts	13,550,000	—	—	—
Acquisition of Colorado Grande	—	(638,705)	—	—
Advances on notes receivable	(116,722)	(18,339,303)	(6,100,710)	(421,490)
Collections of notes receivable	500,739	941,392	10,000,000	10,000
Advances on notes receivable - affiliates	(1,600,000)	(23,975)	(137,550)	—
Collections of notes receivable - affiliates	316,033	364,012	1,200,000	—
Investment in restricted cash	(1,050,000)	—	—	—
Net cash provided by (used in) investing activities	10,952,596	(31,315,234)	3,482,364	(442,019)
Cash flows from financing activities:
Repayment on term loans	(6,379,111)	(2,744,216)	(3,272,500)	—
Borrowing (repayment) on credit facilities, net	3,000,000	47,584,328	(1,500,000)	—
Deferred loan issuance costs	(90,000)	(1,205,265)	(417,472)	—
Acquisition of common stock	(435,281)	(9,781,669)	(6,608,955)	—
Cash proceeds from exercise of stock options and warrants	22,001	61,700	2,598,462	—
Issuing cost related to debt conversion to equity	—	(99,525)	—	—
Cash distribution to minority interest owners	(4,579,724)	(1,436,497)	(791,685)	—
Net cash provided by (used in) financing activities	(8,462,115)	32,378,856	(9,992,150)	—

Net increase (decrease) in cash and cash equivalents	(1,492,594)	1,407,457	317,564	(957,498)
Cash and cash equivalents at beginning of period	4,296,154	2,888,697	3,528,631	3,846,195
Cash and cash equivalents at end of period	$2,803,560	$4,296,154	$3,846,195	$2,888,697

Supplemental cash flow information:
Cash paid for interest	$5,217,576	$3,908,321	$1,552,283	$—
Income tax payments	$170,346	$—	$—	$—

Non-cash financing activities:
Note payable issued for the purchase of Colorado Grande Casino	$—	$5,900,000	$—	$—
Debt conversion to equity	$—	$3,317,499	$—	$—
Treasury stock purchased by the issuance of a note payable	$—	$—	$6,545,000	$—
Retirement of treasury stock	$—	$—	$13,153,955	$—
Note receivable converted into equity investment in American Racing	$1,400,000	$—	$—	$—
Record fair value of guaranty liabilities	$4,610,000	$—	$—	$—
Advance from revolving credit facility for repayment of convertible note	$—	$—	$7,915,671	$—

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

Adoption of New Accounting Pronouncement

During fiscal year 2007, the Isle of Capri Black Hawk, L.L.C. (“ICBH”) determined that it had not been appropriately accounting for escalating rent payments as it relates to one of its land leases. As a result, the rent expense and corresponding liability balance was understated by cumulative $727,000 through fiscal 2006. The error was immaterial to prior period financial statements. As a result, ICBH elected to apply the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), and correct this error through a cumulative effect adjustment to members’ equity as of May 1, 2006. The adjustment to correct the error on the books of ICBH increased other long-term obligations by $727,000, increased deferred tax assets by $276,000 and decreased members’ equity by $451,000.

Management of ICBH also determined that the Company had erroneously claimed $529,000 of deductions on its fiscal 2003 and 2004 Federal and Colorado consolidated income tax returns. The correction of this error results in a reduction of the Company’s net operating loss deferred tax asset of $200,000 with an offsetting increase in deferred tax expense. It was also determined that as of the end of fiscal 2006, the ICBH deferred tax asset and liability balances had been calculated using erroneous tax rates. ICBH corrected this error resulting in a reduction of their net deferred tax asset by $173,000 with an offsetting increase in deferred tax expense. The cumulative effect on ICBH’s members’ equity through the end of fiscal 2006 as it relates to tax accounting was $373,000.

The Company has accounted for its 43% impact of these adjustments by recording an adjustment of $354,300, $224,101 net of taxes, to our investment in the ICBH as of April 29, 2007 and as a corresponding adjustment within the statement of stockholders’ equity as a reduction of opening retained earnings for the year ended April 29, 2007 as permitted by SAB No. 108 (See Note 5).

In addition, the Company has adopted Financial Accounting Standards Board No. 123(R) “Share Based Payment” (see Notes 3 and 10).

Note 2.  Change in Fiscal Year

On June 6, 2005, we changed our fiscal year to end on the last Sunday in April rather than March 31. This fiscal year creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year. Fiscal year 2006 was a 53-week year which commenced on April 25, 2005 and ended on April 30, 2006. We believe that the twelve months ended March 31, 2005 provides a meaningful comparison to the twelve months ended April 29, 2007 and April 30, 2006. References in this discussion to fiscal 2007 and 2006 represent the twelve months ended April 29, 2007 and April 30, 2006, respectively. References to fiscal 2005 represents the twelve months ended March 31, 2005.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. See Note 5 to our Consolidated Financial Statements for our equity method investments. We use the cost method of accounting where we are unable to exert significant influence over the entity.

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

We utilized the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture were controlled by the minority venturer. As disclosed in Note 18 to our Consolidated Financial Statements, we are involved in pending legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer has asserted that the operating agreement governing the venture is void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment was appropriate and concluded that the equity method best reflected the underlying nature of our investment. The operating agreement provides that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we were able to reasonably estimate the revenues and expenses of the venture through our second quarter of fiscal year 2006 to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading "Use of Estimates."

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

Through the second fiscal quarter of 2006, we estimated our share of operational activities of Route 66 Casinos and recorded such amounts using the equity method of accounting (See “Equity Method of Accounting”) because we did not receive revenue and expense information from the venture as a consequence of ongoing litigation (See Note 18 to our Consolidated Financial Statements). Effective October 1, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. The estimated revenues recorded prior to October 1, 2005 are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results and the ultimate conclusion of the litigation may vary materially and adversely from our estimates.

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

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method. We make advances to Indian tribes and other third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with Indian tribes and other third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. See Note 6 to our Consolidated Financial Statements.

We review on a quarterly basis each of our notes receivable to evaluate whether the collection of such note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible then the note receivable would be written down to its estimated fair value.

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

Property and equipment at April 29, 2007 and April 30, 2006 consist of the following:
			Estimated
			Service Life
	2007	2006	in Years
Leasehold improvements	$499,557	$476,119	7-25
Gaming equipment	1,752,225	1,668,380	3-5
Furniture and office equipment	1,050,435	949,830	3-7
Capital projects in process	-	66,640
Land	42,000	42,000
	3,344,217	3,202,969
Less accumulated depreciation	(1,281,191)	(622,876)
Property and equipment, net	$2,063,026	$2,580,093

Deferred Loan Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the expected terms of the related debt agreements and are included in other assets on our consolidated balance sheets.

Goodwill and Other Intangible Assets

In connection with our acquisition of the Colorado Grande Casino, at April 29, 2007, we have goodwill with an indefinite useful life of $5.5 million, representing 6.8% of total assets. Statement of Financial Accounting Standards ("SFAS") No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually, or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal year 2007 and determined that the goodwill was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to its carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 29, 2007 and April 30, 2006 was approximately $375,000 and $233,000, respectively.

Marketable Securities Available for Sale

Marketable securities consist of shares of publicly traded securities held by us. The marketable securities available for sale are primarily equity securities which we buy with the intention of holding as a long-term investment. These securities are carried at fair value with changes in fair value recorded in other comprehensive income in the stockholders’ equity section of our consolidated balance sheet. As of April 29, 2007 we had marketable equity securities available for sale at fair market value of $15,000. Unrealized gain (loss) of $7,460 and $(841) was recorded in the stockholders’ equity section for the years ended April 29, 2007 and April 30, 2006, respectively. In addition, in fiscal years 2007 and 2006, respectively, we realized $47,382 and $167,948 of gains on sales of equity securities classified as marketable securities available for sale.

Asset and Investment Impairments

We apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting Principles Board Opinion (“APB”) No. 18, "The Equity Method of Accounting for Investments in Common Stock," to account for asset and investment impairments. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated, or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold. As a result, we reduced our carrying value of our equity investments as of April 29, 2007 by $125,000.

Revenue Recognition

We record revenues from credit enhancement fees, interest on notes receivable and royalties on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectibility is reasonably certain. For certain notes receivable related to Indian gaming projects, interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the gaming facility to cover the interest to be earned under the respective notes. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance.

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

	Fiscal Year Ended
	April 29, 2007	April 30, 2006
Food and beverage	$609,938	$923,841
Other	16,479	22,012
Total cost of complimentary services	$626,417	$945,853

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. As a result of this policy, in fiscal year 2007 we recorded a $4.5 million deferred tax asset valuation allowance which equaled our deferred tax asset balance as of April 29, 2007. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

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

Fair value of financial instruments

The recorded amounts of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, notes payable and debt, as presented in the financial statements, approximate fair value because of the short-term maturity of these instruments.

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

Comprehensive income

We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS No. 130, we have presented the components of comprehensive income below net income on the face of the consolidated statements of stockholders’ equity.

Stock-Based Compensation

Effective May 1, 2006, the Company adopted FASB Statement No. 123(R), “Share-based Payment” (“SFAS No. 123(R)”). Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employee.” As permitted by SFAS No. 123(R), the Company has adopted the requirements of No. 123(R) using the modified prospective method. In accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to May 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost.

Earnings Per Share

Earnings per share are accounted for in accordance with the provisions of SFAS No. 128, “Earnings Per Share,” which requires the presentation of basic and diluted earnings per share on the consolidated statement of operations. Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the “treasury stock method” and for convertible debt securities using the “if converted method” (See Note 11).

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 29, 2007, we did not record any accrued litigation liability.

New Accounting Pronouncements Issued But Not Yet Adopted

As of April 29, 2007, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2009), and interim periods within those years. The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

Fair Value Option for Financial Assets and Liabilities

 In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2009). The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

Note 4. Restricted Cash

At April 29, 2007, we held a $1,050,000 Certificate of Deposit as a pledge to secure a $1 million operating line of credit for American Racing and Entertainment, LLC. The Certificate of Deposit matures on July 12, 2007 at which date the principal and interest will be returned to us in accordance with the Purchase and Sale Agreement between us and the buyers of our interest in American Racing (See Note 20).

Note 5. Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development (Sunrise) and one equity investee (RCI) engaged in the operation of a restaurant franchise. As of April 29, 2007, the amount of consolidated retained earnings which represents undistributed earnings from our unconsolidated affiliates is approximately $25 million. Our net ownership interest, investments in and earnings (losses) from our unconsolidated affiliates are as follows:

					Earnings (Loss)
	Net Ownership Interest		Investment		Fiscal Year Ended
Unconsolidated affiliates:	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006	March 31, 2005
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43	43	$22,306,025	$21,146,365	$3,728,960	$6,517,318	$5,888,031
Route 66 Casinos, L.L.C. (2)	51	51	4,509,183	4,509,183	—	874,707	1,811,914
American Racing and Entertainment,
L.L.C. (1) (3)	23	40	8,215,042	9,480,506	(7,275,464)	(519,494)	—
Buena Vista Development Company,
L.L.C. (4)	35	25	171,169	176,753	(5,584)	(13,047)	—
Sunrise Land and Mineral Corporation(5)	50	50	400,489	378,940	146,549	58,334	(51,143)
Restaurant Connections International,
Inc. (6)	34	34	—	—	—	—	—
Total investments in unconsolidated affiliates			$35,601,908	$35,691,747

Total earnings (loss) from unconsolidated affiliates					$(3,405,539)	$6,917,818	$7,648,802

(1)	Separate financial statements for this entity are included herein.
(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases.

(3)	Represents our equity investment in a racing and gaming development project. On June 14, 2007, we sold our membership to two of our partners.
(4)	This is an investment in a gaming development project. At May 5, 2007, our ownership interest increased to 40%.
(5)	Represents our equity investment in a real estate investment and development project. This asset is held of sale and has been presented accordingly on the balance sheet as of April 29, 2007.
(6)	Investment in RCI was reduced to zero in fiscal year 2000. This asset is held for sale as of April 29, 2007.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
	(Percent)

Dry Creek Casino, L.L.C. (1)	69	69	$-	$682,632
Gold Mountain Development, L.L.C. (2)	100	100	3,433,953	3,367,098
Goldfield Resources, Inc. (3)	100	100	480,812	480,812
Nevada Gold (Tulsa), Inc. (4)	100	100	-	1,783,295
Other (5)			323,202	562,690
Total investments– development projects			$4,237,967	$6,876,527

(1)
Capitalized development costs of the River Rock Casino project. In March 2007, Dry Creek Casino, L.L.C. (“DCC”) agreed to a cash buyout of the credit enhancement fee agreement. As a result of this transaction, DCC ended its relationship with the River Rock Entertainment Authority.

(2)	Acquisition and development costs incurred for 260 acres of real property in the vicinity of Black Hawk, Colorado. See discussion below.
(3)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999.
(4)
Development cost incurred for Muscogee (Creek) Nation gaming project. On December 8, 2006 we received a $2.2 million payment for fees due under our development agreement with the Muscogee Nation - Tulsa. This payment was in excess of our capitalized development costs of $1.9 million. As a result of this transaction, we mutually and amicably agreed to end our relationship with the Muscogee Nation - Tulsa.

(5)	Development cost incurred for other development projects.

Investments in Unconsolidated Affiliates

Isle of Capri - Black Hawk, L.L.C.

We are a 43% non-operating owner of Isle of Capri-Black Hawk, L.L.C. (“IC-BH”). Isle of Capri Casinos, Inc. (“Isle”) is the 57% operating owner. We use the equity method of accounting to account for our investment in IC-BH. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project and for distributions we receive. Our earnings from IC-BH totaled $3,728,960, $6,517,318 and $5,888,031 for fiscal years 2007, 2006 and 2005, respectively. In the fourth quarter of fiscal year 2007, IC-BH restated the opening balance of retained earnings which impacted our investment in IC-BH by $354,300 (see Note 1). In the third quarter of fiscal year 2006, IC-BH recorded a $2,109,927 loss on extinguishment of debt. Our share of the loss was $907,269. During fiscal years 2007, 2006 and 2005, we received tax distributions of $2,215,000, $2,914,000 and $4,344,000, respectively. Our investment in IC-BH was $22,306,025 and $21,146,365 as of April 29, 2007 and April 30, 2006, respectively. Our share of equity of IC-BH is approximately $27.8 million which is approximately $5.5 million in excess of our cost reflected on our Consolidated Financial Statements. This excess is caused by the basis difference in the land we contributed to this joint venture when it was originally formed.

As of April 29, 2007, IC-BH owned and operated two casinos in the state of Colorado. Isle operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. As of April 29, 2007, IC-BH's casino properties are:

Isle of Capri-Black Hawk and Colorado Central Station

The Isle of Capri - Black Hawk Casino commenced operations in December 1998 and Colorado Central Station was acquired from International Game Technology, Inc. in fiscal year 2004. On October 24, 2005, IC-BH entered into a $240 million Second Amended and Restated Credit Agreement. The credit agreement, which amended and restated the previous credit agreement in its entirety, provides for a $50 million revolving credit facility maturing the earlier of October 24, 2010 or such date the term loan facility is repaid in full and a $190 million term loan maturing on October 24, 2011 The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at April 29, 2007 was 6.81%. In addition, IC-BH has interest rate swap agreements with a notional value of $80.0 million or 39.3% of its variable rate term loan outstanding under the Senior Secured Credit Facility as of April 2007. IC-BH uses interest rate swap agreements to reduce the impact of interest rate changes on future interest expense. For fiscal years 2007, 2006 and 2005, we have included $0, $(83,749) and $275,606, respectively, as accumulated other comprehensive income (loss) in our statement of stockholders’ equity for these interest rate swap agreements.

Summarized financial information for the year ended April 29, 2007 for Isle of Capri - Black Hawk is presented below:

Year Ended
April 29, 2007
(in thousands)
Total Assets	$286,624
Total Liabilities	223,415

Gross Revenue	$196,373
Total Expenses	190,034
Income tax benefit	2,333
Net income	$8,672

Route 66 Casinos, L.L.C.

We are a 51% non-operating owner of Route 66 Casinos, L.L.C. (“Route 66 Casinos”). American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) is the 49% operating owner. We use the equity method of accounting to account for our investment in Route 66 Casinos. Our investment is stated at cost, adjusted for our undistributed earnings or losses of the project since inception. For the reasons set forth in the last paragraph of this section, “Route 66 Casinos, L.L.C.”, we did not record earnings from Route 66 Casinos for all of fiscal year 2007 or the second half of fiscal year 2006. Our earnings from Route 66 Casinos totaled $0, $874,707 and $1,811,914 for fiscal years 2007, 2006 and 2005, respectively. During fiscal years 2007, 2006 and 2005, we did not receive any cash distributions from Route 66 Casinos. Our investment in Route 66 Casinos was $4,509,183 as of April 29, 2007 and April 30, 2006.

We utilized the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture were controlled by the minority venture partner, The Gillmann Group. As disclosed in Note 18, we are involved in pending legal proceedings with The Gillmann Group. The Gillmann Group had asserted that the operating agreement governing the venture was void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment is appropriate and have concluded that the equity method best reflects the underlying nature of our investment. The operating agreement provided that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believed the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, concluded that we had significant influence over the affairs of the venture. We also believed that we were able to reasonably estimate the revenues and expenses of the venture through September 30, 2006 to the extent necessary to apply the equity method of accounting, as described in more detail below.

We estimated our share of operational activities of Route 66 Casinos and recorded such amounts using the equity method of accounting because we did not receive revenue and expense information from Route 66 Casinos as a result of ongoing litigation. The estimated revenues were based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to Route 66 Casino. Estimated expenses were comprised of previously negotiated debt service payments on the 1,250 gaming devices supplied to Route 66 Casino, the supply of parts for the repair of these gaming devices and a monthly overhead fee to The Gillmann Group. The direct expenses related to the debt service of the gaming devices and The Gillmann Group’s monthly overhead fee was a stable cost with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results and the ultimate conclusion of the litigation may vary materially and adversely from our estimates.

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

American Racing and Entertainment, L.L.C.

American Racing and Entertainment, L.L.C. (“American Racing”) was formed to pursue racing and gaming opportunities in the State of New York. American Racing owns Tioga Downs, in Nichols, New York and Vernon Downs, located in Vernon, New York. We acquired a 50% interest in American Racing in November 2005. An additional member was admitted to American Racing in March, 2006 and our interest was reduced to 40%. During fiscal 2007, the Company elected to discontinue making additional capital contributing to American Racing. As a result, our ownership percentage in American Racing declined from 40% to 22.8% during the fiscal year.

We use the equity method of accounting to account for our investment in American Racing. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of the project and for distributions we receive. Our loss from American Racing was $7,275,464 for fiscal year 2007 and $519,494 for fiscal year 2006 which is primarily due to pre-opening and start-up expenses related to Tioga Downs Racetrack and Vernon Downs Racetrack. Our investment in American Racing was $8,215,042 as of April 29, 2007, which includes a $4,610,000 reserve for guaranty liabilities, and $9,480,506 as of April 30, 2006.

We operated both facilities for which we earned management fees based on the revenues and cash flows of each facility. On April 18, 2007, we entered into a Letter Agreement for the sale of our interest in American Racing to two of our joint venture partners (See Note 20).

Summarized financial information for the year ended December 31, 2006 for American Racing is presented below:

Year Ended
December 31, 2006
(in thousands)
Total Assets	$103,259
Total Liabilities	90,863

Gross Revenue	$35,722
Total Expenses	54,263
Minority Interest	91
Income tax benefit	2,141
Net loss	$(16,491)

Sunrise Land and Mineral Corporation

We own a 50% interest in Sunrise Land and Mineral Corporation (“Sunrise”). Sunrise owns approximately 300 acres of land in Nevada County, California (including all surface, mineral, water, air, and timber rights), two mining leases consisting of approximately 8,600 acres in White Pine County, Nevada, one mining lease of approximately 6,700 acres in White Pine County, Nevada, and one mining lease of approximately 1,000 acres in Churchill County, Nevada. On November 16, 2006, Pan-Nevada Gold Corporation, not a related party or affiliated company, exercised their rights to purchase Sunrise’s interest in mining claims in Churchill County, Nevada. Sunrise received $50,000 at the time the option was granted, an additional $200,000 when the option was exercised and a $200,000 note was issued at the same time. The note was paid in full on June 13, 2007. Sunrise holds investment real estate for long-term appreciation. Our investment is stated at cost, adjusted for our equity in the undistributed earnings or losses of Sunrise. Our earnings (loss) from Sunrise totaled $146,549, $58,334 and $(51,143) for fiscal years 2007, 2006 and 2005, respectively. Our investment in Sunrise is accounted for using the equity method of accounting under APB No. 18. At April 29, 2007, we reduced our investment by $125,000 based on our impairment analysis of the asset. Our investment in Sunrise was $400,489 and $378,940 as of April 29, 2007 and April 30, 2006, respectively. This asset is held for sale and has been presented accordingly in our balance sheet as of April 29, 2007.

Restaurant Connections International, Inc.

We are a founding shareholder of RCI, and currently own a 34% interest in RCI. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo, Brazil. RCI is attempting to sell its business or other disposition of RCI.

Our 34% ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our undistributed earnings or losses of RCI. RCI's earnings allocable to us for fiscal year 2007 totaled $240,596 which has not been included in our statement of operations for fiscal year 2007. In accordance with the equity method of accounting, our investment account balance was reduced to zero in fiscal year 2000 and the remaining allocated loss of $738,816 incurred since April 1, 2000 has not been reflected in our financial statements, since we have no further funding obligations with respect to RCI, nor do we guarantee any of their obligations. Our investment in RCI will remain zero until such time that our allocated losses have been recovered at which time we will resume accounting for this investment using the equity method. This asset is held for sale and has been presented accordingly in our balance sheet as of April 29, 2007.

Investments in Development Projects

Dry Creek Casino, L.L.C.

From August 2001 we owned a 69% interest in Dry Creek Casino, L.L.C. (“DCC”). DCC was formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians of California with the development and financing of its River Rock Casino, located approximately 75 miles north of San Francisco, in Sonoma County, California. The River Rock Entertainment Authority (the “RREA”) was formed as an unincorporated governmental instrumentality of the tribe to own and operate the River Rock Casino. DCC entered into a Development and Loan Agreement with the tribe in August 2001, which has been amended from time to time (as amended to date, the “Development Agreement”). Under the Development Agreement, DCC earned a credit enhancement fee equal to 20% of River Rock Casino’s earnings before taxes, depreciation and amortization. We consolidated DCC, and the remaining 31% interest in DCC that we did not own was reported as minority interest. Credit enhancement fee income was $5,920,125, $7,348,651 and $5,660,909 for fiscal years 2007, 2006 and 2005, respectively.

The casino features 1,600 slot machines, 16 table games, 3 Poker tables, two restaurants and three parking structures accommodating approximately 1,642 customer vehicles or up to approximately 2,100 customer vehicles when operated by a valet service company during peak demand periods.

On January 31, 2007, the RREA exercised a buy-out option contained in the Development Agreement. Pursuant to the buy-out option, RREA had the option to pay 17 equal monthly installments beginning February 15, 2007. On March 2, 2007 RREA and the members of DCC agreed to a cash settlement of $11,350,000 in lieu of the monthly installments. Our net share of the settlement was approximately $8.1 million.

We amortized capitalized development costs of DCC, included in the investment column in the table at the beginning of this note, over the five-year term of the credit enhancement fee under the development and loan agreement. Each quarter, we recognized as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated credit enhancement fees to be received over the five-year term of the contract. The remaining balance of capitalized development costs was expensed during the fourth quarter of fiscal 2007 as a result of the cash settlement of the buy-out option noted above. We believe this method was appropriate because it matched income and expenses over the term of the contract. In fiscal year 2006, we revised our estimated amount of credit enhancement fees over the remaining term of the contract. As a result of the revision, we recorded a charge of $320,307. Our capitalized development costs were $0 and $682,632 as of April 29, 2007 and April 30, 2006, respectively. Amortization of capitalized development costs was $145,233, $460,306 and $107,846 for fiscal years 2007, 2006 and 2005, respectively.

Gold Mountain Development, L.L.C.

Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C. (“Gold Mountain”), we own approximately 260 acres of real property in the vicinity of Black Hawk, Colorado which is located in an Environmental Protection Agency National Priorities list area. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 260 acres. We have scheduled a public auction to be held on August 2, 2007 to dispose of this property and therefore have reflected it as an asset “held for sale”. Our capitalized development costs were $3,433,953 and $3,367,098 as of April 29, 2007 and April 30, 2006, respectively. During fiscal year 2007 and 2006, we capitalized development costs of $66,855 and $9,303, respectively. No interest was capitalized in fiscal year 2007 and 2006. This asset is held for sale and has been presented accordingly in our balance sheet as of April 29, 2007.

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

Metallic has agreed to pay a production royalty of 5% of all “Ore” and “Product” as defined by the lease, with all credits and offsets as provided by the lease, and Metallic may repurchase up to one percentage point of the royalty for $2,500,000. Metallic has the right to terminate the lease agreement at any time by giving us written notice. If Metallic terminates the lease, we retain as liquidated damages all advance royalty and other payments made by Metallic. Royalty income was $67,610, $68,737 and $67,610 for fiscal years 2007, 2006 and 2005, respectively. Our capitalized development costs were $480,812 as of April 29, 2007 and April 30, 2006.

Nevada Gold (Tulsa), Inc.

On December 23, 2003, we, through our wholly owned subsidiary, Nevada Gold Tulsa, Inc. (“Tulsa”), entered into Development and Management Agreements with the Muscogee (Creek) Nation (the “Nation”), a federally recognized Indian tribe, pursuant to which we were obligated to assist the Nation in developing and operating a multi-phase gaming and entertainment project to be located in southern Tulsa, Oklahoma. The project was to be developed on and around the site of the existing Creek Nation Casino located on the Mackey Sand Bar in South Tulsa. The first phase was to include the construction of a state-of-the-art gaming center featuring approximately 3,300 gaming machines, table games, multiple food venues and a multi-level parking facility with approximately 950 spaces, as well as 1,050 spaces of surface parking. Retail stores, restaurants, hotel, conference facility and other entertainment venues are planned for subsequent phases. During the third quarter of fiscal 2007, the Nation decided to develop and operate the gaming and entertainment project without our assistance. On December 8, 2006, we received a $2.2 million payment for fees due under our development agreement with the Nation. This payment was in excess of our capitalized development costs of $1.9 million. As a result of this transaction, we mutually and amicably agreed to end our relationship with the Nation. Our capitalized development costs were $0 and $1,783,295 as of April 29, 2007 and April 30, 2006, respectively.

Note 6. Notes Receivable

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

On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During the second quarter of fiscal year 2007, we wrote off $3.2 million of notes receivable and related interest from the Muscogee Nation of Florida based on such a review. During the fourth quarter of fiscal year 2006, we wrote off $1.6 million of notes receivable related to Native American gaming projects for the same reasons.

At April 29, 2007, we had notes receivable of $19.4 million related to the development of gaming/entertainment projects. Through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we own a 40% (35% as of April 29, 2007) interest in Buena Vista Development and have a $14.8 million note receivable from Buena Vista Development. This note bears interest at a rate of prime plus 1%. In addition, $3.2 million is represented by notes receivable from Big City Capital, LLC, a third party. The notes bear interest at a rate of 10% and are payable on or before ten years from the date of the notes, with earlier repayment required out of cash flow from operation of such gaming/entertainment project. The notes receivable are guaranteed by an individual independent of us.

In addition to these two notes we also made a loan to the La Jolla Band Indian tribe which has an outstanding balance of $1.4 million at April 29, 2007. This note bears an interest rate of 8.5% per annum with a maturity date based on the earlier of August 9, 2007 or the receipt of permanent project financing.

During fiscal year 2007, we received a $2.2 million payment for fees due under our development agreement with Muscogee Nation-Tulsa. This payment was in excess of our capitalized development costs of $1.9 million, see Note 5. As a result of this transaction, we mutually and amicably agreed to end our relationship with Muscogee Nation-Tulsa. During fiscal year 2006, we received a repayment of a $0.9 million note receivable from the Muscogee (Creek) Nation, as it obtained interim financing for its gaming project.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Notes Receivable - Affiliates

Clay County Holdings, Inc.

At April 29, 2007, we had a note receivable of $1,741,621 from Clay County Holdings, Inc. ("CCH"). The note bears interest at 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. In management’s opinion, as of April 29, 2007, the collateral is adequate to repay the note.

Service Interactive, Inc.

At April 29, 2007, we had a note receivable of $1,779,445 from Service Interactive, Inc. ("SI"). The note bears interest of 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and our former director was involved in SI. In management’s opinion, as of April 29, 2007, the collateral is adequate to repay the note.

Note 7. Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations for the fiscal years ended April 29, 2007 and April 30, 2006 are as follows:

	April 29,	April 30,
	2007	2006

$55 million Revolving Credit Facility, 8.5%, maturing June 2008	$55,000,000	$52,000,000
$3.3 million Note Payable, 11% interest, maturing June 2008	—	3,272,500
$5.9 million Note Payable, LIBOR plus 450 basis points (8.37%
at April 29, 2007) interest, quarterly payment equal to distribution
from IC-BH until it is paid in full	1,272,672	3,283,907
$2 million Note Payable, LIBOR plus 425 basis points (8.12% at
April 29, 2007) interest, monthly principal payments of
$100,000 with final payment due in January 2008	786,484	1,875,000
Auto Loan, 7.5% interest, amortizing for 60 months with final
payment due in October 2010	28,393	35,253
Total	57,087,549	60,466,660
Less: current maturities	(2,066,518)	(3,779,345)
Long-term debt, less current maturities	$55,021,031	$56,687,315

On January 19, 2006, we entered into an amended $55.0 million revolving credit facility (“Credit Facility”) with our lender. Principal advances under the Credit Facility bear interest at 8.5% per annum. The Credit Facility matures on September 30, 2008.

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

We pay to our lender a commitment fee of 0.25% per annum on any unused portion under the $55.0 million Credit Facility. During fiscal year 2007 and 2006, we paid our lender commitment fees of $1,192 and $31,418, respectively. Also, we pay a financial advisor a finder’s fee equal to 3% of the principal advanced to us up to an aggregate principal advance of $55.0 million. Our deferred loan issue costs were $711,060 and $1,223,041 as of April 29, 2007 and April 30, 2006, respectively. Amortization of deferred loan issue costs was $601,980, $348,359 and $327,544 for fiscal years 2007, 2006 and 2005, respectively. Both commitment fees and amortization of loan issue costs were charged to interest expense.

During fiscal year 2006, the remaining $3.3 million principal balance of a $13 million convertible note was converted into 1,106,488 shares of our common stock. During fiscal year 2005, we resolved a dispute with a financial advisor who facilitated the procurement of the Convertible Note by allowing his cashless exercise of a warrant for 1,041,523 shares of our common stock with an exercise price of $3.00 per share. The implied cash value of the exercise of all of the warrants was $3,124,599. The implied cash value was exchanged for 239,616 shares of common stock at a fair market value of $13.04 per share, leaving a net issuance of 801,907 shares of common stock. We repurchased 501,917 of these shares at $13.04 per share which was the quoted closing market price on the date of the transaction. We paid the purchase price by issuing a $6.5 million note, with interest at a rate of 7.5% per annum. Principal payments in the amount of $3.27 million were due on each of April 1, 2005 and April 1, 2006 (which due date was extended to June 30, 2008). The 501,917 shares of common stock repurchased were subsequently retired by us since there was no immediate plan to reissue these shares in the near term. The repurchase of the shares of common stock was at fair market value on the measurement date, which was June 10, 2004; thus no expense was recorded. In the fourth quarter of fiscal year 2005, we prepaid the $3.27 million principal amount which was originally due on April 1, 2005. In July 2006, the terms of the note for the remaining $3.27 million principal amount were modified. The interest rate on this note payable increased from 8.5% to 11%. On December 18, 2006, the lender of the note payable exercised his right to demand payment by March 18, 2007. As a result, we repaid the note and outstanding interest in March 2007.

On January 31, 2006, we obtained $2 million in financing to fund the capital improvements at the Colorado Grande Casino. The interest rate on this note is LIBOR rate plus 4.25%. In December 2006 we modified the note and made a $400,000 principal payment. As a result, effective January 2007, principal payments of $100,000 plus accrued interest is paid monthly. The note is secured by the equipment, fixtures and leasehold improvements of the Colorado Grande Casino.

The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

Fiscal Year
2008	$2,066,518
2009	55,007,949
2010	8,567
2011	4,515
2012	0
$57,087,549

Note 8.   Acquisition

On April 25, 2005, as part of our strategy to become a casino operator, Nevada Gold & Casinos, Inc., through a wholly-owned subsidiary (CGC Holdings, L.L.C.) acquired all of the shares of Colorado Grande Enterprises, Inc., which owns the Colorado Grande Casino located in Cripple Creek, Colorado, from IC-BH for $6.5 million. Consideration was paid with cash of $600,000 and a note payable issued to IC-BH totaling $5.9 million. The transaction was recorded using the purchase method of accounting and the results of operations of the Colorado Grande Casino have been consolidated with our results of operations beginning with fiscal year 2006. The transaction was the result of arms-length negotiations between the parties. We also had $38,705 in legal and professional fees associated with the purchase which were capitalized as part of the total purchase price. The purchase price allocation is as follows:

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

Note 9. Income Taxes

We have adopted SFAS No. 109,“Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates.

SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards (“NOLs”). For fiscal year ended April 29, 2007, we had NOLs amounting to $13,695,581. The NOLs expire as follows:

Fiscal Year
2024	$21,085
2025	5,188,466
2026	14,260
2027	8,732,292
$13,956,103

The NOLs are subject to certain limitations under the Internal Revenue Code. We have a deferred tax asset as a result of the future tax benefit attributable to NOLs, determined by applying the enacted statutory rate of 34.0%. We have recorded a deferred tax asset in connection with tax credit carryforwards and for compensation expense in connection with the issuance of stock options, and we have recorded a deferred tax liability for allocated earnings of our equity investments that are not currently taxable for federal income tax purposes. Based upon our estimate of utilization of our deferred tax asset, we have recorded a deferred tax asset valuation allowance equal to the net deferred tax asset as of April 29, 2007.

Deferred tax assets and liabilities at April 29, 2007 and April 30, 2006 are comprised of the following:

Deferred tax assets:	April 29, 2007	April 30, 2006
Net operating loss carryforwards	$4,919,567	$1,793,222
Fixed assets	585,702	588,150
Tax credit carryforwards	359,345	188,998
Stock options	170,052	67,875
Other	322,993	54,805
Total deferred tax assets	6,357,659	2,693,050
Deferred tax liabilities:
Equity in allocated earnings of equity investments	(1,783,213)	(1,112,439)
Other	(122,132)	(119,889)
Total deferred tax liabilities	(1,905,345)	(1,232,328)
Net deferred tax assets before valuation allowance	4,452,314	1,460,722
Valuation allowance	(4,452,314)	-
Net deferred tax assets	$-	$1,460,722

Reconciliations between the statutory federal income tax expense rate of 34% and our effective income tax rate as a percentage of income before income tax (expense) benefit is as follows:

	Fiscal Year Ended						24 days Ended
	April 29, 2007		April 30, 2006		March 31, 2005		April 24, 2005
	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars

Income tax expense (benefit) at statutory federal rate	(34.0)	$(2,445,357)	34.0	$198,258	34.0	$2,325,960	34.0	$45,500
State taxes	(2.5)	(177,706)	1.7	10,192	1.7	119,572	1.7	2,339

Permanent differences:
Amortization of beneficial			3.0	17,603	0.8	53,088	1.6	2,200
conversion feature of note payable	—	—
Adjustment to prior year’s taxes	—	—	0.9	5,082	2.2	149,772	—	—
Tax credit carryforwards	—	—	(6.3)	(36,734)	—	—	—	—
Other	(0.9)	(66,078)	2.9	16,850	0.5	34,402	1.3	1,775
Change in valuation allowance	61.9	4,452,315	—	—	—	—	—	—
Effective income tax rate	24.5	$1,763,174	36.2	$211,251	39.2	$2,682,794	38.6	$51,814

Note 10.  Equity Transactions, Stock Option Plan and Warrants

Adoption of SFAS 123(R)

At April 29, 2007, we have a share-based compensation plan, which is described below.  Prior to May 1, 2006, we accounted for the plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in our Consolidated Statements of Operations prior to May 1, 2006, as all options granted under the plan had an exercise price equal to or more than the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized during the year ended April 29, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in our Consolidated Statements of Operations for the year ended April 29, 2007 was $241,189.

As a result of adopting SFAS No. 123(R) on May 1, 2006, for the year ended April 29, 2007 our loss before income taxes and our net loss were higher by $241,189 than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended April 29, 2007 are $0.01 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows.

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at April 29, 2007, 856,099 shares were available for grant. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	The incentive stock option plan allows for the issuance of up to 3.25 million shares, and

•	For stock options, the exercise price of the award must be equal to or be more than the fair market value of the stock on the date of grant, and the maximum term of such an award is ten years

To date, the Committee has only awarded stock options and restricted stock under the plan. Our practice has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to fiscal year 2006 under the plan generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 3, 5 or 10 year terms and are exercisable in three or five equal annual installments, with some options grants providing for immediate vesting for a portion of the grant.

A summary of activity under the Company’s share-based payment plans for the year ended April 29, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at May 1, 2006	1,121,800	$8.88
Granted	156,000	4.38
Exercised	(8,000)	2.75
Forfeited or expired	(389,800)	7.90
Outstanding at April 29, 2007	880,000	$8.50	3.1	$—

Exercisable at April 29, 2007	721,500	$8.87	2.2	$—

The weighted-average grant-date fair value of options granted during the years ended April 29, 2007, April 30, 2006 and March 31, 2005 was $1.89, $ 4.41 and $8.15, respectively. The total intrinsic value of stock options and warrants exercised during the years ended April 29, 2007, April 30, 2006 and March 31, 2005 was $16,287, $449,227 and $15,228,691 respectively. The total income tax benefits from stock options exercised during the years ended April 29, 2007, April 30, 2006 and March 31, 2005 were $3,637, $162,747 and $5,972,094 respectively. As of April 29, 2007, there was a total of $359,011 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average period of 2.0 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	March 31, 2005

Expected volatility	71.4%	63.0%	56.0%
Expected term (years)	2.5	2.5	2.0
Expected dividend yield	—	—	—
Risk-free interest rate	4.50%	4.50%	3.75%
Forfeiture rate	—	—	—

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for US Treasury instruments with maturities matching the relevant expected term of the award.

Significant option and warrant groups outstanding at April 29, 2007, and related weighted average exercise price and weighted average remaining contractual life information is as follows:

				Weighted
				Average
			Weighted	Remaining
	Options	Options	Average	Contractual
Grant Date	Outstanding	Exercisable	Exercise Price	Life (Years)

March 2003	270,000	270,000	$6.30	0.9
September 2003	198,000	198,000	$10.59	1.4
February 2004	50,000	50,000	$14.19	1.8
September 2004	106,000	106,000	$11.40	2.4
August 2005	100,000	40,000	$10.79	3.3
October 2006	100,000	40,000	$4.87	9.5
December 2006	26,000	7,500	$3.79	9.5
January 2007	30,000	10,000	$3.24	9.7
Total	880,000	721,500

The following table provides pro forma net income and net income per share had the Company applied the fair value method of SFAS No. 123 for the years ended April 30, 2006 and March 31, 2005:

	Fiscal Year Ended
	April 30, 2006	March 31, 2005
Net income - as reported	$371,861	$4,158,264
Less: total stock-based employee
compensation expense determined
under fair value based , net of
related tax effect	(86,085)	(386,078)
Net income - pro forma	$285,776	$3,772,186

Basic earnings per share:
As reported	$0.03	$0.33
Pro forma	$0.03	$0.29

Diluted earnings per share
As reported	$0.02	$0.29
Pro forma	$0.02	$0.27

Restricted Stock Grants

During the year ended April 29, 2007, we issued 15,000 shares of our restricted common stock to a financial consulting firm for their consulting services on a contract entered in June 2006. We terminated the contract in September 2006. The 15,000 shares of restricted stock vested immediately and were recognized as a consulting expense based on the fair value of our common stock on the dates of issuance. The total expenses recorded were $97,750.

A summary of the activity of the Company's restricted stock is presented in the following table.

	Year Ended April 29, 2007
	Shares	Weighted Average Grant Date Fair Value

Nonvested - May 1, 2006	—	$—
Granted	15,000	6.52
Vested	15,000	6.52
Nonvested - April 29, 2007	—	$—

Non-employee Options

During fiscal year 2005, we granted options to purchase 70,000 shares of our common stock to consultants for services rendered. These options vested immediately upon issuance. In connection with the issuance of these options, we recorded $201,402 in consulting expenses based on the options' estimated fair value on the date of grant using the Black Scholes option pricing model.

Treasury Stock

We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 500,000 shares to our stock buyback program. In fiscal year 2006, we announced another increase of 900,000 shares to our stock buyback program. Under this program, we repurchased 54,200, 942,000 and 604,900 shares of our common stock for an average price of $8.03, $10.38 and $10.93 per share during the fiscal years ended April 29, 2007, April 30, 2006 and March 31, 2005, respectively. During fiscal year 2005, 604,900 shares were retired. Furthermore, as referred to in Note 7 in fiscal year 2005, we purchased 501,917 shares upon the exercise of warrants which were retired.

Conversion of Note Payable

During fiscal year 2006, the remaining $3.3 million principal balance of the $13 million convertible note was converted into 1,106,488 shares of our common stock.

Note 11. Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Fiscal Year Ended			24 Days Ended
	April 29, 2007	April 30, 2006	March 31, 2005	April 24, 2005
Numerator:
Basic:
Net income (loss) available to common stockholders	$(8,955,400)	$371,861	$4,158,264	$82,009
Diluted:
Net income (loss) available to common stockholders	$(8,955,400)	$371,861	$4,158,264	$82,009
Add: interest on convertible debt	—	—	$157,760	$10,471
Net income (loss) available to common stockholders	$(8,955,400)	$371,861	$4,316,024	$92,480
Denominator:
Basic weighted average number of common shares
Outstanding	12,937,222	12,975,697	12,788,269	12,755,203
Dilutive effect of common stock options and warrants	—	268,053	749,501	386,726
Dilutive effect of convertible debt	—	—	1,135,007	1,105,833
Diluted weighted average number of common shares
Outstanding	12,937,222	13,243,750	14,672,777	14,247,762
Earnings (loss) per share:
Net income (loss) per common share - basic	$(0.69)	$0.03	$0.33	$0.01
Net income (loss) per common share - diluted	$(0.69)	$0.03	$0.29	$0.01

As discussed in Note 7, we had a convertible debt agreement of which the holder had the option to convert all or a portion of principal and accrued interest into our common stock. In accordance with SFAS No. 128, the effects of applying the if-converted method for fiscal years 2005 and the 24-day period ended April 24, 2005 results in this convertible debt security being dilutive.  Additionally, for fiscal years 2007, 2006 and 2005, potential dilutive common shares issuable under options, warrants and convertible debt of 880,000, 957,488 and 170,000 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 12.  Deferred Income

For fiscal years 2007, 2006 and 2005, we recorded $153,859, $206,067 and $178,835, respectively, of deferred income related to finance fees and interest income from loans made for development projects. Deferred income is amortized over the terms of the loans and is reported in the consolidated statements of operations as interest income. During fiscal years 2007, 2006 and 2005, we recognized $19,380, $8,821 and $145,833, respectively, as interest income. During fiscal year 2007, deferred interest income related to the Muscogee Nation-Florida gaming and entertainment project of $532,520 was recorded as expense due to management electing to no longer persue this Indian gaming project (See Note 6). At April 29, 2007 and April 30, 2006, $8,591 and $406,632, respectively, of deferred income had not been recognized and is included on the consolidated balance sheets.

Note 13.  Other Assets

Other assets consisted of the following at April 29, 2007 and April 30, 2006:

	April 29, 2007	April 30, 2006

Accrued interest receivable	$4,157,381	$2,378,809
Deferred loan issue cost	711,061	1,223,041
Other assets	$4,868,442	$3,601,850

Note 14.  Segment Reporting

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

	As of and for the Fiscal Year Ended April 29, 2007
	Gaming	Other	Totals

Gross revenues	$13,554,468	$67,610	$13,622,078
Segment profit (loss)	(6,346,386)	(675,000)	(7,021,386)
Segment assets	67,799,249	4,857,471	72,656,720
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	22,306,025	—	22,306,025
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
American Racing and Entertainment, L.L.C.	8,215,042	—	8,215,042
Buena Vista Development Company, L.L.C.	171,169	—	171,169
Sunrise Land and Mineral Corporation	—	400,489	400,489
Depreciation and amortization	909,279	9,330	918,609
Additions to property and equipment	314,514	—	314,514
Interest expense	5,894,001	—	5,894,001
Interest income	1,827,064	513,886	2,340,950
Income tax expense	1,594,741	168,433	1,763,174
Earnings from Isle of Capri-Black Hawk, L.L.C.	3,728,960	—	3,728,960
Earnings from Route 66 Casinos, L.L.C.	—	—	—
Loss from American Racing and Entertainment, L.L.C.	(7,275,464)	—	(7,275,464)
Loss from Buena Vista Development, L.L.C.	(5,584)	—	(5,584)
Earnings from Sunrise Land and Mineral Corporation	—	146,549	146,549

	As of and for the Fiscal Year Ended April 30, 2006
	Gaming	Other	Totals

Gross revenues	$14,531,148	$68,737	$14,599,885
Segment profit (loss)	1,059,003	(475,891)	583,112
Segment assets	73,151,474	5,597,641	78,749,115
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,146,365	—	21,146,365
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
American Racing and Entertainment, L.L.C.	9,480,506	—	9,480,506
Buena Vista Development Company, L.L.C.	176,753	—	176,753
Sunrise Land and Mineral Corporation	—	378,940	378,940
Depreciation and amortization	1,012,813	5,886	1,018,699
Addition to property and equipment	2,790,905	—	2,790,905
Interest expense	4,322,962	—	4,322,962
Interest income	1,594,945	479,467	2,074,412
Income tax expense (benefit)	383,658	(172,407)	211,251
Earnings from Isle of Capri-Black Hawk, L.L.C.	6,517,318	—	6,517,318
Earnings from Route 66 Casinos, L.L.C.	874,707	—	874,707
Loss from American Racing and Entertainment, L.L.C.	(519,494)	—	(519,494)
Loss from Buena Vista Development, L.L.C.	(13,047)	—	(13,047)
Earnings from Sunrise Land and Mineral Corporation	—	58,334	58,334

	As of and for the Fiscal Year Ended March 31, 2005
	Gaming	Other	Totals

Gross revenues	$5,660,909	$67,610	$5,728,519
Segment profit (loss)	7,203,873	(362,815)	6,841,058
Segment assets	32,122,882	4,542,182	36,665,064
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	17,681,299	—	17,681,299
Route 66 Casinos, L.L.C.	3,645,423	—	3,645,423
Sunrise Land and Mineral Corporation	—	320,607	320,607
Depreciation and amortization	164,633	4,500	169,133
Additions to property and equipment	71,765	—	71,765
Interest expense	2,050,523	—	2,050,523
Interest income	1,084,762	598,301	1,683,063
Income tax expense (benefit)	2,825,076	(142,282)	2,682,794
Earnings from Isle of Capri-Black Hawk, L.L.C.	5,888,031	—	5,888,031
Earnings from Route 66 Casinos, L.L.C.	1,811,914	—	1,811,914
Loss from Sunrise Land and Minerial Corporation	—	(51,143)	(51,143)

Reconciliation of reportable segment assets to our consolidated totals is as follows:

	April 29,	April 30,
	2007	2006

Total assets for reportable segments	$72,656,720	$78,749,115
Cash not allocated to segments	3,853,560	4,296,154
Notes receivable not allocated to segments	3,521,066	3,637,099
Other assets not allocated to segments	0	1,460,722
Total assets	$80,031,346	$88,143,090

Note 15.  401(k) Plan

We have a 401(k) plan under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, we may make discretionary matching contributions of 100% of employee contributions up to 3% of employees' compensation and 50% of up to the next 2% of employees' compensation. Employees vest in Company contributions immediately. Our discretionary contributions for fiscal years 2007, 2006 and 2005, were $82,694, $33,797 and $33,535, respectively.

Note 16. Related Party Transactions

We have outstanding notes receivable from each of CCH and SI. (See Note 6 for a detailed description of these notes receivable.) CCH is a shareholder, beneficially owning approximately 5% of our total outstanding common stock as of April 29, 2007. We also guaranteed $21,000 of loans payable by SI to third parties. At the time of the original extension of credit to SI and the guarantee of its debt, SI was a related party because of the involvement of a former director of the Company in SI. At April 29, 2007, we owed $70,611 to Sunrise, of which we own 50%. In addition, we have outstanding accounts receivable from certain affiliates and related parties totaling $145,490, of which $92,396 was owed to us by American Racing and $53,093 at April 29, 2007 and $104,197 at April 30, 2006, respectively, related to advances and reimbursable expenses.

The Company's Board of Directors has previously approved these related party transactions. Effective June 16, 2004, the Company is required to obtain pre-approval from the Audit Committee (comprised of independent directors) of the Company's Board of Directors for any related party transactions.

Note 17.  Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on February 29, 2012. Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021.

The expected remaining future annual minimum lease payments as of April 29, 2007 are as follows:

Fiscal Years	Corporate Office Lease Payment	Colorado Grande Building Lease Payment	Total Lease Payment

2008	$312,869	$362,000	$674,869
2009	314,572	400,000	714,572
2010	316,844	400,000	716,844
2011	319,115	400,000	719,115
2012	266,403	400,000	666,403
Thereafter	—	3,500,000	3,500,000
	$1,529,803	$5,462,000	$6,991,803

Rent expense for our corporate office for fiscal years 2007, 2006 and 2005 was $312,123, $217,193 and $63,606, respectively. Rent expense for Colorado Grande’s casino building was $299,322 and $412,639 for fiscal years 2007 and 2006, respectively.

As discussed in Note 16, we have also guaranteed debt of $21,000 to third parties on behalf of SI for the performance of the repayment obligations. In the event of SI's nonperformance under the terms of the obligations, our maximum potential future payments under these guarantees will be equal to the carrying amount of the liabilities.

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt. At April 29, 2007, we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $142,096.

We may guarantee all or part of the debt incurred by Indian tribes, with which we have entered into contracts, to fund development of casinos on the Indian lands. The La Jolla Development Agreement requires us to use commercially reasonable efforts to assist the La Jolla Band in obtaining one or more sources of financing for its casino project. Currently, it appears that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available for this project.

As of the end of fiscal year 2007, we guaranteed approximately $11 million of debt for American Racing. On June 14, 2007, we sold our entire membership interest in American Racing to our partners, Southern Tier Acquisition II LLC and Oneida Entertainment LLC. As a result, we were indemnified by the purchasers in connection with the guarantees of debt or any other obligations of American Racing.

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

Note 18. Legal Proceedings

Route 66 Casinos

1.On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos, LLC. Route 66 Casinos was jointly formed by us and The Gillmann Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group's agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Amended and Restated Operating Agreement of Route 66 Casinos, LLC, governed the relationship of the parties relating to the Route 66 Casinos gaming operation. Pursuant to this agreement, we were to receive 51% of the net revenue received by Route 66 Casinos from the gaming operation. We also loaned The Gillmann Group the amount of $250,000, which has been repaid to us.

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

2.On July 23, 2007, the Company filed a lawsuit in the State District Court, Harris County Texas, 189th Judicial District against American Heritage and Frederick C. Gillmann (Nevada Gold & Casinos, Inc. vs. American Heritage, Inc. and Frederick C. Gillmann).

In this case which is related to the Texas Litigation described above, the Company’s pursing claims against the defendants pursuant to the Texas Uniform Fraudulent Transfers Act for alleged fraudulent transfers that the Company alleges the defendants made in order to make American Heritage judgment proof and to deprive the Company of the ability to enforce the judgment it obtained in the case described above. The Company is in the process of serving its original petition on the defendants.

We believe there is substantial evidence to support the allegations in the compliant and we intend to vigorously pursue this matter although it is not possible to render an opinion concerning the likely outcome at this time.

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

We subsequently moved for summary judgment seeking to dispose of Rinaldo’s remaining claims, and the Court granted our motion. The Court’s ruling disposed of the entire case in our favor. Rinaldo has appealed the dismissal of its case and the parties are actively engaged in the appellate process. We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter.

Note 19.  Interest Income (Expense), net

Interest income (expense), net, consisted of the following for the fiscal years ended:

	April 29,	April 30,	March 31,
	2007	2006	2005
Interest income-third party	$2,340,950	$2,074,412	$1,683,063
Interest expense	(5,292,021)	(3,974,603)	(1,722,979)
Amortization of loan issue costs	(601,981)	(348,359)	(327,544)
Interest income (expense), net	$(3,553,052)	$(2,248,550)	$ (367,460)

Note 20.  Subsequent Events

On April 18, 2007, we entered into a Letter Agreement for the sale of our interest in American Racing to two of our joint venture partners. On June 14, 2007, we sold our 22.8% membership interest in American Racing to our partners, Southern Tier Acquisition II LLC and Oneida Entertainment LLC. The Company will receive three payments totaling $4.3 million for its membership interest: $2.1 million cash was received upon closing, $1.1 million will be received in April 2008 and $1.1 million in April 2009. The transaction also includes the July 12, 2007 release of a certificate of deposit of approximately $1.1 million currently pledged by us on behalf of American Racing. In connection with the sale, we have terminated our Management Agreements with Tioga Downs and Vernon Downs and received approximately $110,000 in management fees due. In addition, we were indemnified by the purchasers in connection with the guarantee of approximately $11 million of debt or any other obligations of American Racing. Our percentage of the financial results of American Racing will continue to be reflected as part of equity in earnings of unconsolidated subsidiaries through June 14, 2007.

On June 27, 2007, our former Chairman of the Board of Directors and CEO, entered into a Separation Agreement & Release (“Separation”) with the Company which he had been negotiating with our Board of Directors since mid-April 2007. In return for executing the Separation, he will continue to receive compensation equal to the base compensation to which he would have been entitled for 18 months. In addition, the Company will reimburse him for his benefits under COBRA during the same period and the Company awarded him non-qualified stock options to purchase 200,000 shares of the Company’s common stock at the closing price as of July 6, 2007 ($2.01). The options will vest at the rate of 25% per year for four years and will expire five years from the date of grant. At April 29, 2007, the Company recorded a severance accrual of $863,439.

On July 30, 2007, the Company and the lender of our $55 million Credit Facility amended the Credit Facility to extend the maturity date from June 30, 2008 to September 30, 2008. No other changes were made to the Credit Facility or related documents.

Note 21. Quarterly Financial Information (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ended April 29, 2007 and April 30, 2006.

				Net income
			Income	(loss)			Diluted
		Earnings from	(loss) before	applicable			earnings (loss)
	Net	unconsolidated	tax benefit	to common			per common
	revenues	affiliates	(expense)	stockholders			share(c)
Consolidated Statements of Operations:	(in thousands, except per share amounts)
Fiscal Year Ended April 29, 2007
Quarter ended July 30, 2006	$3,492	$(815)	$(2,826)	$(1,835)			$(0.14)
Quarter ended October 29, 2006 (a)	4,094	(1,585)	(5,983)	(3,774)			(0.29)
Quarter ended January 28, 2007	3,764	(1,412)	(2,335)	(1,490)			(0.12)
Quarter ended April 29, 2007 (b)	978	406	3,952	(1,856)	(e	)	(0.14)

Fiscal Year Ended April 30, 2006
Quarter ended July 24, 2005	$3,746	$2,746	$2,750	$1,751			$0.13
Quarter ended October 23, 2005	3,301	2,513	1,756	1,121			0.08
Quarter ended January 22, 2006	2,921	428	(1,231)	(765)			(0.06)
Quarter ended April 30, 2006 (d)	3,181	1,231	(2,692)	(1,735)			(0.13)

(a)
During the second quarter of fiscal 2007, we wrote off a $3.4 million note receivable and related interest from the Muscogee Nation of Florida based on our impairment review of assets. We also wrote off the related investment of $0.4 million.

(b)
In the fourth quarter of fiscal 2007, the River Rock Casino notified us of its intention to exercise the buy-out option pursuant to the development and loan agreement with us. In lieu of monthly cash payments over the remaining term of the contract, the Company received a lump-sum cash payment of $8.1 million (net of minority interests) that was included in termination of development and loan agreement. Revenue and cash flow, compared to prior quarters, is expected to decrease by approximately $2.0 million quarterly over the remaining term of the agreement as a result of this transaction.

(c)
Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

(d)	The fourth fiscal quarter of 2006 contained 14 weeks.
(e)	In the fourth quarter of fiscal 2007, we recorded a $4.5 million deferred tax valuation allowance to income tax expense.

Isle of Capri Black Hawk, L.L.C.

Consolidated Financial Statements

For the Fiscal Years Ended April 29, 2007, April 30, 2006 and April 24, 2005

Report of Independent Registered Public Accounting Firm

The Members of
Isle of Capri Black Hawk, L.L.C.

We have audited the accompanying consolidated balance sheets of the Isle of Capri Black Hawk, L.L.C. (the Company) as of April 29, 2007 and April 30, 2006, and the related consolidated statements of income, members’ equity, and cash flows for the fiscal years ended April 29, 2007, April 30, 2006 and April 24, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Isle of Capri Black Hawk, L.L.C. at April 29, 2007 and April 30, 2006 and the consolidated results of its operations and its cash flows for the fiscal years ended April 29, 2007, April 30, 2006 and April 24, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on May 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.

/s/ERNST & YOUNG, LLP

St. Louis, Missouri
July 27, 2007

Isle of Capri Black Hawk, L.L.C.

Consolidated Balance Sheets
(Dollars in thousands)

	April 29, 2007	April 30, 2006
Assets
Current assets:
Cash and cash equivalents	$14,829	$15,245
Accounts receivable - trade, net	493	516
Accounts receivable - member	53	72
Deferred income taxes	295	346
Inventories	1,160	911
Note receivable - member	1,273	2,215
Prepaid expenses and other	680	884
Total current assets	18,783	20,189
Property and equipment, net	232,771	240,294
Other assets:
Note receivable - member	-	1,069
Deferred financing costs, net of accumulated
amortization of $437 and $146	1,312	1,603
Goodwill	14,665	14,665
Other intangible assets	12,200	12,200
Prepaid deposits and other	858	1,915
Deferred income taxes	6,035	3,749
Total assets	$286,624	$295,684
Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,033	$2,025
Accounts payable - trade	2,023	5,968
Accounts payable - member	3,153	4,357
Accrued liabilities:
Interest	1,721	2,110
Payroll and related expenses	4,285	4,388
Property, gaming and other taxes	4,240	4,595
Progressive jackpot and slot club awards	2,437	2,944
Other	735	900
Total current liabilities	20,627	27,287

Long-term debt, less current maturities	201,865	208,098
Other long-term liabilities	923	-

Members' equity:
Casino America of Colorado, Inc.	35,382	33,610
Blackhawk Gold, Ltd.	27,849	26,689
Accumulated other comprehensive loss	(22)	-
Total members' equity	63,209	60,299
Total liabilities and members' equity	$286,624	$295,684

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Income
(Dollars in thousands)

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005
Revenues
Casino	$166,760	$177,585	$152,674
Rooms	9,855	6,649	5,665
Food, beverage and other	19,758	21,098	18,328
Gross revenues	196,373	205,332	176,667
Less promotional allowances	41,619	43,504	38,079
Net revenues	154,754	161,828	#138,588

Operating expenses
Casino	24,588	25,621	23,188
Gaming taxes	32,234	34,240	29,125
Rooms	2,155	1,628	1,546
Food, beverage and other	3,402	4,911	3,730
Facilities	7,967	8,540	7,438
Marketing and administrative	39,647	38,492	33,864
Management fees	6,817	7,439	6,374
Depreciation	15,833	13,850	9,936
Total operating expenses	132,643	134,721	115,201

Operating income	22,111	27,107	23,387

Interest expense	(14,953)	(12,859)	(9,461)
Interest income	216	437	71
Other income (expense)	(1,035)	1,585	-
Loss on early extinguishment of debt	-	(2,110)	-

Income from continuing operations
before income tax	6,339	14,160	13,997
Income tax benefit	2,333	1,213	2,642
Income from continuing operations	8,672	15,373	16,639
Loss from discontinued operations
(including goodwill impairment of $3,960
in 2005), net of income tax benefit of
$0 and $186 in fiscal 2006 and 2005	-	(216)	(2,946)
Net income	$8,672	$15,157	$13,693

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Members’ Equity
(Dollars in thousands)

	Casino America of Colorado, Inc.	Blackhawk Gold, Ltd.	Accumulated Other Comprehensive Loss(Income)	Total Members' Equity
Balance, April 25, 2004	$26,786	$21,541	$(676)	$47,651
Net income	7,805	5,888	-	13,693
Unrealized gain on interest rate swap contract	-	-	998	998
Comprehensive income				14,691
Members' distributions	(5,758)	(4,344)	-	(10,102)
Balance, April 24, 2005	28,833	23,085	322	52,240
Net income	8,639	6,518	-	15,157
Reclassification of realized gain
on interest rate swap contract to other income	-	-	(322)	(322)
Comprehensive income				14,835
Members' distributions	(3,862)	(2,914)	-	(6,776)
Balance, April 30, 2006	33,610	26,689	-	60,299
Net income	4,943	3,729		8,672
Reclassification of unrealized loss
on interest rate swap contract	-	-	(22)	(22)
Comprehensive income				8,650
Stock compensation expense	234	-	-	234
Cummulative effect of new accounting
pronouncement (Note 1)	(470)	(354)	-	(824)
Members' distributions	(2,935)	(2,215)	-	(5,150)
Balance, April 29, 2007	$35,382	$27,849	$(22)	$63,209

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005
Operating activities
Net income	$8,672	$15,157	$13,693
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	15,833	13,850	10,340
Amortization of deferred financing costs	291	633	974
Deferred income taxes	(2,333)	(1,075)	(3,116)
(Gain) loss on derivative instruments	1,035	(1,585)	-
Stock compensation expense	234	-	-
Loss on early extinguishment of debt	-	2,110	-
Goodwill impairment charge	-	-	3,958
Changes in operating assets and liabilities, net of
effect of acquisitions:
Accounts receivable	21	(249)	195
Prepaid expenses and other assets	(247)	(198)	133
Accounts receivable and payable - member	(1,186)	1,859	(44)
Accounts payable and accrued liabilities	(5,267)	(11,861)	2,069
Net cash provided by operating activities	17,053	18,641	28,202

Investing activities
Purchases of property and equipment, net	(8,309)	(33,999)	(56,600)
(Increase) decrease in restricted cash	-	(2)	43
Net cash used in investing activities	(8,309)	(34,001)	(56,557)

Financing activities
Proceeds from debt	-	27,475	-
Proceeds from line of credit	9,800	31,600	26,000
Principal payments on debt	(2,025)	(1,892)	(1,853)
Principal payments on line of credit	(14,000)	(37,000)	-
Deferred financing costs	-	(1,749)	-
Distributions to members	(2,935)	(3,862)	(10,102)
Net cash (used in) provided by financing activities	(9,160)	14,572	14,045

Net decrease in cash and cash equivalents	(416)	(788)	(14,310)
Cash and cash equivalents at beginning of year	15,245	16,033	30,343
Cash and cash equivalents at end of year	$14,829	$15,245	$16,033

Supplemental disclosure of cash flow information
Cash payments for interest	$15,023	$12,745	$9,323
Cash payments for income taxes, net of refunds	$-	$(218)	$(160)

Supplemental schedule of noncash investing and financing activities:
Construction costs funded through accounts payable	$25	$1,974	$12,390

Supplemental schedule of noncash financing activities
Reduction of note receivable - member in lieu of cash distribution	$2,215	$2,914	$-

See accompanying notes.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation

Isle of Capri Black Hawk, L.L.C. (“the Company” or the “Isle-Black Hawk”), a Colorado limited liability company, operates two casino entertainment facilities in Black Hawk, Colorado. During fiscal 2005, the Company discontinued operations at its third casino entertainment facility in Cripple Creek, Colorado, as more fully described in Note 12. The Company is owned by Casino America of Colorado, Inc., a wholly owned subsidiary of Isle of Capri Casinos, Inc., and Blackhawk Gold, Ltd., a wholly owned subsidiary of Nevada Gold & Casinos, Inc.

The rights and obligations of Casino America of Colorado, Inc. and Blackhawk Gold, Ltd. are governed in part by the Amended and Restated Operating Agreement of the Company (the “Agreement”), dated April 22, 2003. The Agreement provides that the Company will continue until December 31, 2096, or until such date that dissolution may occur. Pursuant to the Agreement, Casino America of Colorado, Inc. contributed cash, land purchase rights and development costs and Blackhawk Gold, Ltd. contributed land to the Company.

On July 29, 1997, Casino America of Colorado, Inc., and Blackhawk Gold, Ltd., entered into a members’ agreement which addressed the development of the Isle-Black Hawk, management of the Company, additional capital contributions, and other matters. Casino America of Colorado, Inc. has an ownership interest in the Company of 57% and Blackhawk Gold, Ltd. has an ownership interest in the Company of 43%. Profits and losses of the Company are allocated in proportion to ownership interests. The Isle-Black Hawk’s original casino commenced operation in December 1998.

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

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday of April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this system necessitates a 53-week year as it did in fiscal 2006.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Isle of Capri Black Hawk, L.L.C. and its subsidiaries, Isle of Capri Black Hawk Capital Corp., IOC - Black Hawk Distribution Company, L.L.C. and IC Holdings Colorado, Inc. IC Holdings Colorado, Inc. has two subsidiaries - CCSC/Blackhawk, Inc. and Colorado Grande Enterprises, Inc through April 25, 2005. On April 25, 2005, the Company sold its interest in Colorado Grande to CGC Holdings LLC, a subsidiary of Nevada Gold & Casinos, Inc. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform to the 2007 presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and to make disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company was required by state regulations to maintain a minimum operating cash balance of approximately $4.9 million and $1.7 million at April 29, 2007 and April 30, 2006, respectively.

Inventories

Inventories generally consist of food and beverage and retail merchandise, and are stated at the lower of cost or market. Cost is determined by the weighted average method.

Property and Equipment

Property and equipment are stated at cost, except for land contributed by Blackhawk Gold, Ltd., which was recorded at appraised value on the date of contribution. The Company capitalizes the cost of purchases of property and equipment and capitalizes the cost of improvements to property and equipment that increases the value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income.

Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Years
Slot machines, software and computers	3
Furniture, fixtures and equipment	5-10
Leasehold improvements	Lesser of life of lease or estimated useful life
Buildings and improvements	39.5

Capitalized Interest

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

Operating Leases

The Company leases land on which the Colorado Central Station hotel and parking garage is located as well as an additional parcel of land utilized for parking under operating leases.  Some leases entered into by the Company include options under which the Company may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. The Company recognizes rent expense for each lease on the straight line basis, aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals, and allocating such amounts ratably over the period from the date the Company takes possession of the leased premises until the end of the lease term.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

Other long-term liabilities consist of the aggregate difference between rent expense recorded on the straight line basis and amounts paid under the leases. One of the Company’s leases requires contingent rentals based on the change in the Metro Denver/Boulder annual CPI index with a maximum adjustment of 3% per year.  The Company records expense for contingent rentals during the period in which the rent is adjusted.

Deferred Financing Costs

The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

Goodwill and Other Intangible Assets

Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the value of trademarks acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires that these assets be reviewed for impairment at least annually. Based on its annual review completed in the fourth fiscal quarter, the Company believes that, as of April 29, 2007, there were no impairments of its goodwill and other intangible assets. Additionally, the Company intends to continue to evaluate intangible assets that are not being amortized, at least annually, to determine whether events and circumstances continue to support an indefinite useful life. If these assets are subsequently determined to have a finite useful life, they will be tested for impairment, and then amortized prospectively over the estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of April 29, 2007, there were no impairments of its long-lived assets.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires the Company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company utilizes derivative financial instruments to manage interest rate risk associated with variable rate borrowings. Derivative financial instruments are intended to reduce the Company’s exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is to be assessed quarterly based on the total change in the derivatives’ fair value. During the fiscal year ended April 29, 2007 and April 30, 2006, the Company used interest rate derivatives which were not designated as hedging instruments under SFAS 133. Therefore, all fair market valuation gains and losses attributed to the interest rate derivatives are recognized in other income (expense) within the consolidated statements of income.

Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net win from gaming activities. Casino revenues also are net of accruals for anticipated payouts of progressive slot jackpots and certain table games. Revenues from hotel, food, beverage, entertainment, and the gift shop are recognized at the time the related service or sale is performed or made.

Promotional Allowances

The retail value of accommodations, food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues included in the accompanying consolidated statements of income. The Company also records the redemption of coupons and points for cash as a promotional allowance. These amounts are included in the accompanying consolidated statements of income as follows:

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005
Rooms	$5,284	$3,504	$2,604
Food and beverage	12,429	12,527	11,418
Other	1,044	1,356	1,035
Customer loyalty programs	22,862	26,117	23,022
Total promotional allowances	$41,619	$43,504	$38,079

The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of income was as follows:

		Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005

Rooms	$2,507	$1,813	$1,232
Food and beverage	11,317	11,350	10,100
Other	458	388	298
Total cost of complimentary services	$14,282	$13,551	$11,630

Slot Club Awards

The Company provides slot patrons with rewards based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the value of these outstanding rewards, utilizing the age and prior history of redemptions.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were $3,559, $4,712 and $3,355 for fiscal 2007, 2006 and 2005, respectively, with $3,559, $4,712 and $3,099 of those amounts included in income from continuing operations in fiscal 2007, 2006, and 2005, respectively.

Income Taxes

The Company records an income tax provision for federal and state income taxes regarding IC Holdings Colorado, Inc. and Colorado Central Station, both C Corporations.

No provision for federal or state income taxes is recorded for the Company, as the Company is taxed as a partnership and the income taxes are the responsibility of the respective individual members.

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

Adoption of New Accounting Pronouncements

Allocation of Share-Based Payment Expense

Isle of Capri Casinos, Inc. has three stock-based compensation plans, the 1992 Stock Option Plan, the 1993 Stock Option Plan, and the 2000 Stock Option Plan. The plans provide for the issuance of incentive stock options and nonqualified options of Isle of Capri Casinos, Inc. stock which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. Additionally, under Isle of Capri Casinos, Inc.’s Deferred Bonus Plan, non-vested stock is issued to eligible officers and employees.

Effective May 1, 2006, Isle of Capri Casinos, Inc. adopted the FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method, thus, results for the periods prior to May 1, 2006 have not been restated in relation to the adoption of SFAS 123(R). As required under SFAS 123(R), Isle of Capri Casinos, Inc. recognized stock compensation expense during the fiscal year ended April 29, 2007 of which $234 was allocated to the Company based on where the team members who received the option were employed. This amount was recorded in marketing and administrative expense in the accompanying consolidated statements of income with the offset to Casino America of Colorado, Inc. member’s equity within the consolidated balance sheets.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

For periods prior to May 1, 2006, Isle of Capri Casinos, Inc. applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25 and related interpretations in accounting for the Isle of Capri Casinos, Inc.’s three stock-based employee compensation plans. No stock-based employee compensation expense was reflected in net income of the Company related to stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Adoption of Staff Accounting Bulletin No. 108

During fiscal year 2007, the Company determined that it had not been appropriately accounting for escalating rent payments relating to one of its land leases. As a result, the rent expense and corresponding liability balance was understated by a cumulative $727 through April 30, 2006. The error was immaterial to prior period financial statements. As a result, the Company elected to apply the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) and correct this error through a cumulative effect adjustment to members’ equity as of May 1, 2006. The adjustment to correct the error increased other long term obligations by $727, increased deferred tax assets $276 and decreased members’ equity $451.

It was also determined that Colorado Central Station had erroneously claimed $529 of deductions on its fiscal 2003 and 2004 Federal and Colorado consolidated income tax returns. The correction of this error results in a reduction of the Colorado Central Station’s net operating loss deferred tax asset of $200 with an offsetting increase in deferred tax expense. It was also determined that as of April 30, 2006, the Colorado Central Station’s deferred tax asset and liability balances had been calculated using erroneous tax rates. The correction of this error results in a reduction of the Company’s net deferred tax asset of $173 with an offsetting increase in deferred tax expense. The cumulative effect on members’ equity through April 30, 2006 as it relates to tax accounting was $373. These errors were immaterial to prior period financial statements. As a result, the Company elected to apply the provisions of SAB 108 and correct these errors through a cumulative effect adjustment to members’ equity as of May 1, 2006.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that a company recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective in the first quarter of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening members’ equity. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its financial statements and such impact cannot be reasonably estimated at this time.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

1. Summary of Significant Accounting Policies (continued)

about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain measurements on earnings (or changes in net assets) for the period. SFAS 157 becomes effective in the first quarter of fiscal 2008. Early adoption is permitted. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its financial statements and such impact cannot be reasonably estimated at this time.

2. Property and Equipment

Property and equipment consists of the following:

	April 29, 2007	April 30, 2006
Land and land improvements	$45,026	$45,044
Buildings and improvements	191,210	188,901
Furniture, fixtures and equipment	56,161	51,809
Construction in progress	525	2,237
Total property and equipment	292,922	287,991
Less accumulated depreciation	60,151	47,697
Property and equipment, net	$232,771	$240,294

Capitalized interest was $0, $1,554 and $1,402 for the fiscal years ended April 29, 2007, April 30, 2006 and April 24, 2005, respectively.

3. Goodwill

In fiscal 2005, the Company recorded an impairment charge related to goodwill for the Colorado Grande-Cripple Creek property, representing the difference between the Colorado Grande-Cripple Creek carrying values of $9,842 and their estimated fair values of $5,882. The estimated fair value was based on the estimated sales price, as further detailed in Note 12. The impairment charge is included in loss from discontinued operations on the consolidated statements of income.

The changes in the carrying amount of goodwill are as follows:

Balance at April 25, 2004	$21,523
Impairment of Colorado Grande - Cripple Creek	(3,960)
Balance at April 24, 2005	$17,563
Sale of Colorado Grande - Cripple Creek	(2,898)
Balance at April 30, 2006 and April 29, 2007	$14,665

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
(Dollars in thousands)

4. Fair Value of Financial Instruments (continued)

Notes receivable - The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivatives - The fair value of the interest rate swap agreements represents the estimated amount the Company would have to pay or receive from the counterparty if the Company were to terminate the interest rate swap agreements.

Long-term debt - The fair value of the Company’s long-term debt is estimated based on the discounted cash flow of future payments utilizing current rates available to the Company for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

The fair values of the Company’s financial instruments approximate its carrying value.

5. Self-Insurance Liabilities

In fiscal 2005, Isle of Capri Casinos, Inc. and its subsidiaries, including the Company, established a captive insurance company, Capri Insurance Company (“the Captive”). Prior to the establishment of the Captive, the Company was self insured for workers’ compensation and general liability insurance up to $300 and $1,000 per claim, respectively, and the Company had insurance coverage in place for claims made in excess of these stop loss limits. During fiscal 2005, the Company transferred open reserved claims to the Captive, in the amount of $1,686, and paid a transfer premium to the Captive for this amount. The Captive underwrites the self-insured portion of the workers’ compensation and general liability claims and charges an annual insurance premium to the Company for first layer claims exposure up to the $300 and $1,000 stop-loss amounts, respectively for workers’ compensation and general liability. The Company paid the Captive $2,034 and $1,851 related to premiums for the fiscal years ended April 29, 2007 and April 30, 2006, respectively.

The Company’s employee-related health care benefits program continues to be self-funded up to $500 per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. The Company’s estimate of liabilities for unpaid claims and incurred but not reported claims totaled $1,529 and $1,183 at April 29, 2007 and April 30, 2006, respectively, and are included in accrued liabilities - payroll and related expenses in the accompanying consolidated balance sheets. The Company bases its accrual on claims filed and estimates of claims incurred but not reported. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover payments on future claims.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

6. Long-Term Debt

Long-term debt consists of the following:

	April 29,	April 30,
	2007	2006
Senior Secured Credit Facility:
Variable rate term loan Tranche C	$187,150	$189,050
Revolver	16,400	20,600
Black Hawk Business Improvement Special Assessment
Bonds District (BID Bonds)	348	473
	203,898	210,123
Less current maturities	2,033	2,025
Long-term debt	$201,865	$208,098

Senior Secured Credit Facility

On October 24, 2005, the Company entered into a $240.0 million Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, which amends and restates the Company’s existing credit agreement in its entirety, provides for a $50.0 million revolving credit facility maturing the earlier of October 24, 2010 or such date as the term loan facility is repaid in full and a $190.0 million term loan facility maturing on October 24, 2011. At the Company and the lead arranger’s mutual discretion, the Company may increase the size of the revolver and/or term loan facility in an aggregate amount up to $25.0 million subject to certain conditions. The term loans are payable in quarterly principal installments of $475 beginning on December 30, 2005 through September 30, 2010 and $45,125 beginning December 30, 2010 through September 30, 2011.

The revolving loans bear interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin up to 1.25% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. Interest is paid at varying dates but at least quarterly.

The term loan bears interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable base rate margin of 1.0% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable base rate margin of 1.0% or (2) a rate tied to a LIBOR rate plus an applicable margin of 2.0%. Interest is paid quarterly.

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at April 29, 2007 and April 30, 2006 was 6.79% and 6.51%, respectively. The Company is required to pay a commitment fee of 0.5% of the unused portion of the revolving loan.

Pursuant to the refinancing in October 2005, the Company recognized a loss on early extinguishment of debt of $2.1 million due to the write-off of previously deferred financing costs related to its existing senior secured credit facility. The costs of $1.7 million associated with the new senior secured credit facility have been deferred and are being amortized over the term of the new facility.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

6. Long-Term Debt (continued)

As of April 29, 2007, the Company had $33.6 million of net availability under its revolving loan.

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Company was in compliance with these covenants as of April 29, 2007. The Senior Secured Credit Facility is secured by liens on the Company’s assets.

Effective January 26, 2007, the Company executed a First Amendment to the Second Amended and Restated Credit Agreement amending certain covenant requirements for the third and fourth fiscal quarters ended April 29, 2007.

Effective July 20, 2007, the Company executed a Second Amendment to the Second Amended and Restated Credit Agreement to adjust certain financial covenants for the remainder of the term of the agreement.

Interest Rate Swap Agreements

The Company has interest rate swap agreements with an aggregate notional value of $80.0 million or 39.3% of its variable rate term loan outstanding under the Company’s Senior Secured Credit Facility as of April 29, 2007. The swap agreements effectively convert portions of the variable rate debt to a fixed-rate basis until the fourth fiscal quarter of 2008. For the fiscal years ended April 29, 2007 and April 30, 2006, the Company recorded a (gain) loss of $1.0 million and ($1.6) million, respectively in other income (expense) within the accompanying consolidated statements of income related to the change in fair market value of the undesignated swap agreements.

The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts not designated as hedging instruments, expressed in present value terms, totaled $528 and $1.6 million as of April 29, 2007 and April 30, 2006, respectively. Based on the maturity dates of the contracts, these amounts are included in non current prepaid deposit and other assets in the accompanying consolidated balance sheets.

As of April 29, 2007, the three-month LIBOR rate, the variable interest rate, was 5.13%. The swap agreements effectively converted $20.0 million notional value to 3.799% fixed rate, $10.0 million notional value to 3.823% fixed rate, $10.0 million notional value to 3.760% fixed rate, $10.0 million value to 3.962% fixed rate, $10.0 million notional value to 3.985% fixed rate, $10.0 million notional value to 3.970% fixed rate and $10.0 million notional value to 4.030% fixed rate. Each of the rates is before the addition of the applicable spread of 2.00% as of April 29, 2007. With the addition of the applicable spread, the total interest rate for the debt related to the $20.0 million and each of the $10.0 million notional value swap agreements is 5.799%, 5.823%, 5.760%, 5.962%, 5.985%, 5.970% and 6.030%, respectively.

Other

In July 1998, the Black Hawk Business Improvement District (the “BID”), issued $2.9 million in 6.0% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the “SID”) of which the Company is a member. The costs of the improvements were $2.2 million, with the excess proceeds being returned to the bondholders by the BID. The Company is responsible for 50% of the $2.2 million plus interest. In April 2000, the Company made the first of 20 semiannual payments of $0.1 million in the form of special property tax assessments levied on the improvement project. This amount is calculated by amortizing $1.1 million or 50% of the net bond proceeds, over 20 periods at an interest rate of 6.25%. The difference

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

6. Long-Term Debt (continued)

between the bond rate of 6.0% and the 6.25% that was assessed is to cover administrative costs of the BID related to the issuance.

Future maturities of long-term debt as of April 29, 2007 are as follows:

For the Fiscal Year Ending
2008	$2,033
2009	2,041
2010	1,974
2011	107,600
2012	90,250
Thereafter	-
Total	$203,898
7. Commitments

Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at April 29, 2007:

For the Fiscal Year Ending April 29, 2007
2008	$2,478
2009	2,515
2010	2,469
2011	2,525
2012	2,583
Thereafter	141,338
Total minimum lease payments	$153,908

Total rent expense was $4,760, including contingent rentals of $48, in fiscal 2007; $4,213, including contingent rentals of $21, in fiscal 2006; and $4,761, including contingent rentals of $0, in fiscal 2005. Of these amounts, $4,760, $4,213 and $4,238 were included in income from continuing operations for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

During fiscal 2007, the Company determined that it had not been appropriately accounting for escalating rent payments for one of its land leases. Rent on the Company’s upper lot lease for a parcel of land utilized for parking increases 20% at the end of each 10 year renewal period and the lease should have been accounted for on a straight-line basis over the lease term. This error was corrected through a cumulative effect adjustment to members’ equity as of May 1, 2006, as discussed in Note 1. The Company also leases the land where the Colorado Central Station hotel and parking garage is located. Rent on this lease is subject to an annual adjustment based on the change in the Metro Denver/Boulder annual CPI index with a maximum adjustment of 3% per year. The land lease is subject to renewal every five years at the discretion of the Company. According to the terms of the lease, there is no purchase option available at the end of the renewal periods defined above and all leasehold improvements remaining on the property become custody of the lessor. As future increases are considered contingent rent, they will not be recorded until the CPI changes.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

8. Income Taxes

The income tax (benefit) provision for IC Holdings Colorado, Inc. and Colorado Central Station is comprised of the following:

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	April 24, 2005

Current	$-	$(138)	$286
Deferred	(2,333)	(1,075)	(2,928)
	$(2,333)	$(1,213)	$(2,642)

A reconciliation of the income tax (benefit) provision for IC Holdings Colorado, Inc. and Colorado Central Station is comprised of the following:

	Fiscal Year Ended April 29, 2007
	April 29, 2007	April 30, 2006	April 24, 2005
Statutory tax (benefit) provision	$(2,141)	$(1,118)	$(2,404)
Effect of:
State taxes	(183)	(95)	(264)
Other:
Political contributions	18	-	-
Fines	(25)	6	26
Other	(2)	(6)	-
Income tax benefit (provision)
from continuing operations	$(2,333)	$(1,213)	$(2,642)

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

8. Income Taxes (continued)

Significant components of the IC Holdings Colorado, Inc. and Colorado Central Station net deferred federal and state income tax assets are as follows:

	Fiscal Year Ended
	April 29, 2007	April 30, 2006
Deferred tax assets:
Accrued expenses	$656	$374
Net operating losses	7,866	5,930
Capital loss carryforward	1,576	1,576
Other	114	83
Subtotal	$10,212	$7,963
Valuation allowance	(1,576)	(1,576)
Total deferred tax assets	$8,636	$6,387

Deferred tax liabilities:
Property and equipment	$2,284	$2,277
Other	22	15
Total deferred tax liabilities	$2,306	$2,292

Net deferred tax asset	$6,330	$4,095

Net current deferred tax asset	$295	$346
Net non-current deferred tax asset	6,035	3,749
Net deferred tax asset	$6,330	$4,095

IC Holdings Colorado, Inc. and Colorado Central Station have federal and state net operating losses of approximately $20,651 and $21,210 as of April 29, 2007 and April 30, 2006, respectively. These carryforwards expire between 2025 and 2028, and can only be utilized to offset income of IC Holdings Colorado, Inc. and Colorado Central Station. No valuation allowance has been established for these assets as the Company believes that it is more likely than not that the losses will be utilized before their applicable expiration.

IC Holdings Colorado, Inc. and Colorado Central Station have a capital loss carryforward of approximately $4,146 as of April 29, 2007 and April 30, 2006 and relating to the sale of Colorado Grande. This carryforward expires in 2011 and can only be utilized to offset capital gain income of IC Holdings Colorado, Inc. and Colorado Central Station. A $1,576 valuation allowance has been established against this asset as the Company does not believe it will recognize the capital gain prior to expiration of the carryforward period.

9. Litigation

The Company is subject to certain claims and lawsuits that have been filed in the normal course of business. Management does not believe these pending claims and litigation will have a material effect on the consolidated cash flows, financial position, or operations of the Company.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

10. Employee Benefit Plans

401(k) Plan

The Company participates in a 401(k) plan sponsored by Isle of Capri Casinos, Inc., covering substantially all of its employees. The Company’s contribution expense related to this plan was $150, $280 and $265 in fiscal 2007, 2006 and 2005, respectively. The Company’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

11. Related Party Transactions

The Company has a management agreement with Isle of Capri Casinos, Inc. Under the agreement, Isle of Capri Casinos, Inc. manages the casinos of the Company in exchange for a fee. The management fee is equal to 2% of revenues, as defined, plus 10% of operating income, but not to exceed 4% of revenues, as defined. The Company expensed management fees of $6,817, $7,439, and $6,374 in fiscal years 2007, 2006 and 2005, respectively.

12. Discontinued Operations

On April 25, 2005, the Company and Colorado Grande executed a Stock Purchase Agreement with a subsidiary of Nevada Gold & Casinos, Inc. to sell all outstanding shares of the common stock of Colorado Grande to a subsidiary of Nevada Gold & Casinos, Inc., a related party. The aggregate estimated sales price agreed to was $6,500 payable:

(a.) $600 in cash upon closing and

(b.) $5,900 promissory note secured by the stock of Colorado Grande and Nevada Gold & Casinos, Inc.’s future membership distributions from the Company until the note has been fully repaid. The note receivable carries a balance of $1,273 and $3,284 as of April 29, 2007 and April 30, 2006, respectively

The estimated sales price was adjusted down $216 in fiscal 2006, the difference between actual working capital and the target working capital (as defined by the Sales Agreement) on the closing date. The adjustment was reflected as a loss from discontinued operations in the fiscal 2006 consolidated statements of income.

Discontinued operations relate to those of the Colorado Grande casino, located in Cripple Creek, Colorado. Results of operations of the Colorado Grande casino are included in the consolidated statements of income as discontinued operations.

Revenue, loss from discontinued operations before income taxes and loss from discontinued operations are summarized as follows:

	Fiscal Year Ended
	April 30, 2006	April 24, 2005
Net revenues	$-	$7,016

Loss from discontinued operations
before income taxes	$(216)	$(3,132)

Loss from discontinued operations	$(216)	$(2,946)

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
American Racing and Entertainment, LLC and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Racing and Entertainment, LLC and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. We also conducted our audit as of and for the year ended December 31, 2006 in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company had a working capital deficiency of $19,887,011 at December 31, 2006. The Company also realized a net loss of $16,491,292 for the year ended December 31, 2006. The Company’s loss from operations and its working capital deficiency raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Racing and Entertainment, LLC and Subsidiaries as of December 31, 2006, and the consolidated results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

May 4, 2007
Melville, NY

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,672,084
Restricted cash	2,780,805
Accounts receivable, net of allowance for doubtful
accounts of $103,661	955,414
Inventories	173,735
Prepaid expenses and other current assets	1,286,867

Total Current Assets		$8,868,905

PROPERTY AND EQUIPMENT, net		72,411,903

OTHER ASSETS
Intangible assets	20,855,661
Deferred finance costs, net	1,122,923

Total Other Assets		21,978,584

TOTAL ASSETS		$103,259,392

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Notes payable	$16,008,080
Notes payable - related party	4,550,000
Accounts payable and accrued expenses	7,012,813
Accrued gaming liability	638,625
Capital leases	50,173
Other current liabilities	496,225

Total Current Liabilities		$28,755,916

OTHER LIABILITIES
Notes payable	51,300,000
Deferred income taxes	10,415,018
Capital leases, less current portion	346,503
Other long-term liabilities	45,859

Total Other Liabilities		62,107,380

TOTAL LIABILITIES		90,863,296

MINORITY INTEREST		91,190

COMMITMENTS AND CONTINGENCIES

EQUITY		12,304,906

TOTAL LIABILITIES AND EQUITY		$103,259,392

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN RACING AND ENTERTAINMENT, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

REVENUES
Gaming	$28,062,716
Racing	3,036,658
Food and beverage	3,243,876
Lodging	879,975
Other	499,378

GROSS REVENUES		$35,722,603

Less: promotional allowances		(1,261,905)

TOTAL REVENUES		34,460,698

OPERATING EXPENSES
Gaming	19,082,647
Racing	5,171,968
Food and beverage	1,629,061
Lodging	225,208
Other	68,024
Selling, general and administrative	12,321,856
Depreciation and amortization	1,540,868
Pre-opening and start-up expenses	8,103,986

TOTAL OPERATING EXPENSE		48,143,618

LOSS FROM OPERATIONS		(13,682,920)

OTHER INCOME (EXPENSE)
Interest income	2,055
Capitalized interest	748,482
Interest expense	(5,537,962)
Other	(70,542)
Minority interest	(91,190)

TOTAL OTHER EXPENSE, NET		(4,949,157)

LOSS BEFORE INCOME TAXES		(18,632,077)

BENEFIT FROM INCOME TAXES		2,140,785

NET LOSS		$(16,491,292)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN RACING AND ENTERTAINMENT, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Year Ended December 31, 2006

	Number of	Members'	Shares	Common
	Units	Equity	Outstanding	Stock

BALANCE - January 1, 2006	180,137	$17,781,198	—	$—

Net Loss	—	(16,491,292)	—	—

Issuance of common stock-no par value	—	—	400	—

Membership unit offering costs	—	(485,000)	—	—

Members' contributions	115,000	11,500,000	—	—

BALANCE - December 31, 2006	295,137	$12,304,906	400	$—

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(16,491,292)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	$1,540,868
Amortization of deferred finance fees	781,373
Deferred income taxes	(2,140,785)
Bad debt expense	103,661
Minority interest	91,190
Changes in operating assets and liabilities, net of effects
of acquisitions:
Accounts receivable	(961,886)
Inventories	(145,407)
Prepaid expenses and other current assets	(843,291)
Accounts payable and accrued expenses	(949,676)
Accrued gaming liability	638,625
Other current liabilities	(274,069)
Other long term liabilities	45,859

TOTAL ADJUSTMENTS		(2,113,538)

NET CASH USED IN OPERATING ACTIVITIES		(18,604,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(9,390,964)
Purchases of property, plant and equipment	(29,553,827)
Restricted Cash	19,195

NET CASH USED IN INVESTING ACTIVITIES		$(38,925,596)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN RACING AND ENTERTAINMENT, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS, Continued

For the Year Ended December 31, 2006

CASH FLOWS FROM FINANCING ACTIVITIES
Members' contributions	$16,775,020
Payment of deferred finance costs	(1,904,296)
Proceeds from note payable, related party	4,322,539
Proceeds from the issuance of notes payable	42,407,015
Repayment of notes payable	(469,554)

NET CASH PROVIDED BY FINANCING
ACTIVITIES		$61,130,724

NET INCREASE IN CASH AND CASH EQUIVALENTS		3,600,298

CASH AND CASH EQUIVALENTS - Beginning		71,786

CASH AND CASH EQUIVALENTS - Ending		$3,672,084

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $748,482)		$3,972,984

Non-cash investing and financing activities:
Fair value of assets acquired	$60,512,286
Liabilities assumed	(45,070,945)
Less: cash paid prior year	(5,848,536)
Less: cash acquired	(201,841)

NET CASH PAID		$9,390,964

Capital lease obligations		$397,000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Operations

Description of Partnership Organization and Operations
American Racing and Entertainment, LLC (“American Racing”) was organized pursuant to the Limited Liability Company Law of New York State on September 12, 2005 and was a development stage company at December 31, 2005. American Racing owns Tioga Downs Racetrack, LLC (“Tioga Downs”) (100%) and Vernon Downs Acquisition, LLC (“VDA”) (90%). VDA owns Mid-State, Raceway, Inc. (“MSR”) (100%), which owns Mid-State Development Corporation (“MSD”) (100%), collectively referred to as “Vernon Downs.” Operations at both Tioga Downs and Vernon Downs primarily consist of live and simulcast pari-mutual racing, video gaming, food and beverage, and lodging. As of December 31, 2006 American Racing was owned by Nevada Gold NY, Inc. (34%) a wholly owned subsidiary of Nevada Gold & Casinos, Inc. (AMEX:UWN) (Nevada Gold); Oneida Entertainment, LLC (“Oneida”) (31%); Southern Tier Acquisition II, LLC (“Southern Tier”) (25%); and TrackPower, Inc. (NASDAQ:TPWR) (“TrackPower”) (10%). American Racing and its subsidiaries are collectively referred to as “the Company.”

In May 2006, Nevada Gold - Tioga Downs, Inc. (“NG-TD”) and Nevada Gold - Vernon Downs, Inc. (“NG-VD”), New York Corporations and wholly owned subsidiaries of Nevada Gold, were formed to hold the New York State harness horse racing licenses for Tioga Downs and Vernon Downs, as well as manage those properties for the Company. NG-TD and NG-VD have been fully consolidated in the Company’s Consolidated Financial Statements as Variable Interest Entities (Note 4).

Management Plans and Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. The Company has incurred a net loss of $16,491,292. As of December 31, 2006, the Company also had a net working capital deficit of $19,887,011. The net working capital deficit is primarily attributable to the Company’s future obligations to its vendors and debt obligations. Realization of the Company’s assets, however, is dependent on the continued operations of the Company and the future success of such operations. There can be no assurances that the Company will be able to reverse its operating loss or cash flow deficiency, or that the Company will be able to satisfy its future obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management Plans and Going Concern, continued
The Company believes that it has access to sources of working capital that are sufficient to fund operations for the year ended December 31, 2007. The Company believes that any significant capital requirements associated with development of its projects or the need for operating capital to fund losses will be met by additional capital contributions by its members as well as acquiring debt if needed. There can be no assurance, however, that the Company will be successful in raising additional capital.

NOTE 2 - Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of all majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The Company has a variable interest in entities that have been appropriately reflected in the consolidated financial statements or otherwise disclosed in the notes thereto. These variable interest entities are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities.”

Basis of Accounting
The consolidated financial statements of the Company are prepared using the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when incurred. The basis of accounting conforms with generally accepted accounting principles in the United States of America. The Company’s year end is December 31.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include the valuation and recoverability of long-lived assets and indefinite-lived intangibles including the values assigned to acquired intangible assets, income taxes and accruals. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, bank deposits, demand deposits and certificates of deposit with original maturity dates of three months or less from the date of purchase. The carrying amounts of cash and cash equivalents are their fair values due to their short maturities and the ability to quickly liquidate the deposits as needed. All income generated from cash and cash equivalents are recorded as interest income.

The Company maintains significant cash balance with various financial institutions, which are not covered by Federal Deposit Insurance Corporation. The Company mitigates its risk by investing in or through major financial institutions. The Company has not incurred any losses associated with these accounts and believes that it is not exposed to any significant credit risk on cash at this time. At December 31, 2006, in accordance with the New York State Lottery Rules and Regulations approximately $750,000 was held at each Video Gaming Machine (“VGM”) facility as operating cash-on-hand.

Restricted Cash
Under New York State Racing, Pari-Mutual Wagering and Breeding Law, the Company is obliged to withhold a certain percentage of certain types of wagers towards the establishment of a pool of money, the use of which is restricted to the funding of approved capital improvements. Periodically during the year, the Company petitions the Racing and Wagering Board to certify that the noted expenditures are eligible for reimbursement from the capital improvement fund. The balances in these accounts were approximately $37,000 at December 31, 2006.

The New York law governing VGM operations provides for revenues to be retained by the VGM operator to be used as reimbursement of marketing expenses incurred by the VGM operator. The amount of revenues directed toward this reimbursement is deposited in a bank account under the control of the New York State Lottery and the VGM operator. The funds are transferred from this account to the operator upon the approval of and by the Lottery officials of the reimbursement requests submitted by the operator. The balance in this account was approximately $1,167,368 at December 31, 2006. (See advertising and marketing costs policy for further discussion).

The Company has restricted cash of approximately $477,000 in connection with the Horsemens agreement (Note 16).

The Company also has restricted cash of approximately $1,100,000 in connection with acquisition of Vernon Downs (Note 3). The Company was required by the bankruptcy court to withhold cash for the settlement of claims associated with the bankruptcy.

Accounts Receivable
Accounts receivable are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value.

In the normal course of business, the Company settles wagers for other racetracks and is potentially exposed to credit risk. The Company has not experienced significant losses regarding the settlement of wagers. These wagers are included in accounts receivable.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

Revenue and Expense Recognition
The Company recognizes revenues at the end of each day’s operation. Revenue from pari-mutual wagering is earned from live harness racing and simulcast signals from other tracks, before deductions of such related expenses as purses, stakes and awards. Revenue from the VGM operations is the difference between the amount wagered by patrons and the amount paid out to patrons and is referred to as the net win, which is reflected included in the financial statements as gaming revenue. The Company reports incentives related to VGM play and points earned in loyalty programs as a reduction of gaming revenue. The Company also recognizes revenue from food and beverage, retail, lodging, and other ancillary sources at the end of each day’s operation.

Operating costs include (i) the amounts paid to the New York State Lottery for the State's share of the net win, (ii) amounts due to the Horsemen and Breeder's for their share of the net win and (iii) amounts paid for harness racing purses, stakes and awards. Also included in operating costs are the costs associated with the sale of food, beverage and other miscellaneous items offset by the marketing allowance from the New York State Lottery.

Gaming Revenues and Promotional Allowances
The Company generates revenue principally from VGM’s and pari-mutual wagering in accordance with industry guidance. Gaming and racing revenue is the net win from gaming activities (the difference between gaming wins and losses). These revenues are net of incentive discounts to patrons and accruals for anticipated payouts of VGM jackpots. A VGM is an electronic gaming device which allows a patron to play electronic versions of various lottery games of chance for the New York State Lottery and is similar in appearance to a traditional slot machine. Horse racing revenues consist of (i) wagering on live races; (ii) simulcast import and export fees from wagering at various harness and thoroughbred racetracks across the country; (iii) revenue allocations, as prescribed by law, from betting activity at New York State Off Track Betting facilities; and (iv) program and racing form sales. The Company also generates revenue from food and beverage, retail merchandise, and the retail value of lodging that is provided to customers on a complimentary basis. A corresponding amount of $1,261,905 was deducted as promotional allowances.

Incentive Programs
The Company has a point’s loyalty player’s club program called "Winners Circle.” The program allows guests to earn points based on the volume of their VGM and pari-mutuel wagering activity. Points earned by guests are recorded as an expense in the period they are earned. The Company estimates the amount of points which will be redeemed and records the estimated redemption value of those points as a reduction from revenue in promotional allowances. The factors included in this estimation process include an overall redemption rate, the cost of awards to be offered and the mix of cash, goods and services for which the points will be redeemed. The Company uses historical data to estimate these amounts. The liability recorded for unredeemed points was $290,422 at December 31, 2006 and is included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

Inventories
Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and supplies and the retail inventory or specific identification methods for retail merchandise.

Property and Equipment
Land is recorded at historical cost and is not depreciated. Buildings, building improvements, land improvements, furniture, fixtures and equipment are recorded at historical cost less accumulated depreciation. These assets are depreciated using the straight-line method over the estimated useful lives.

Leasehold improvements are recorded at historical cost and depreciated over the term of the lease or their estimated useful lives, whichever is shorter. The assets’ residual values and remaining useful lives are reviewed and adjusted, if appropriate, at each balance sheet date. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in current income.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

Property and Equipment, continued

Interest costs incurred for the construction of any qualifying asset are capitalized at the Company’s weighted average borrowing rate during the period of time that is required to complete and prepare the asset for its intended use. Interest capitalized for the year ended December 31, 2006 was $748,482 and is being amortized over the life of the related asset.

Intangible Assets
The Company's intangible assets are recognized at historical cost less accumulated amortization. The Company has racing licenses that have been determined to have an indefinite life. Indefinite-lived intangibles are not amortized and are tested for impairment on an annual basis or when events and circumstances exist requiring impairment testing.

Deferred Financing Costs, Net
Deferred financing costs are capitalized and amortized to interest expense on the straight-line basis (which approximates the effective interest method) over the term of related agreements unless circumstances warrant a more appropriate life that more closely approximates the effective interest method.

Impairment of Long-Lived Assets
The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future undiscounted cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected future cash flows.

Financial Instruments
The determination of fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, obligations under accounts payable, accrued expenses, and debt instruments is based on interest rates available to the Company and comparisons to quoted market prices for the same or similar issues. At December 31, 2006, the fair value of these financial instruments approximated carrying value.

Advertising and Marketing Costs
The Company expenses advertising costs when incurred. Advertising expense of $1,523,838 was included in the selling, general and administrative expense. The New York State Lottery reimburses the Company advertising and marketing costs up to 8% of VGM revenues, which equated to $2,245,017 for the year ended December 31, 2006. Unencumbered reimbursements from The New York State Lottery during the year ended December 31, 2006 were $943,893. Additionally, $1,167,368 was held as restricted cash as of December 31, 2006 with the remaining amount owed to the Company of $133,756 (see Note 5) which is included in accounts receivable as of December 31, 2006.

Pre-Opening and Start-Up Expenses
The Company accounts for costs incurred during the pre-opening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.” Pre-opening and start-up costs, including organizational costs, are expensed as incurred. Costs included in pre-opening and start-up expenses include payroll, outside services and other expenses related to new or start-up operations and new customer initiatives.

Pre-opening and start-up expenses were recorded through June 2006 for costs associated with Tioga Downs and through October 2006 for costs associated with Vernon Downs.

Income Taxes
The Company has elected to be as a partnership under the provision of Section 704 of the Internal Revenue Code. Under such election, the Company’s members are taxed separately on their proportionate share of the Company’s taxable income. Accordingly, no provision for income taxes has been provided for these members.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

Income Taxes, continued

MSR, MSD, NG-TD and NG-VD are subject to Federal and State income taxes. The Company accounts for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax basis using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

As indicated in Note 13, the Company has provided a valuation allowance on its net operating loss and tax credit carryforwards to the extent that realization of such benefits is more likely than not to occur.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. The Company is not currently the subject of an income tax audit and has not been notified of any pending audits.

Business Combination
The provision of SFAS No. 141 “Business Combinations” establishes that standard is used to account for acquisitions made by the Company. The cost of an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill.

Minority Interest
American Racing owns 90% of VDA and accordingly consolidates this entity including minority interest. As per the ownership agreement, the minority’s interest will remain at 10% and they will share proportionately in the gains and losses of VDA. Since the minority interest in the net assets of VDA has been reduced to zero, the minority’s interest in current years losses has not been recorded. Furthermore, the minority’s interest in any future profits will not be recognized until the aggregate of such profits equals the aggregate unrecognized losses.

New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires recognition of expense for equity-based compensation programs, including stock options and stock appreciation rights, effective January 1, 2006. Expense is to be measured based on the grant-date fair value of the equity instruments being issued. As of December 31, 2006 the Company had no such equity - based compensation programs.

In March 2006 the FASB ratified the consensuses reached in EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The EITF reached a consensus that the scope of the Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this Issue on either a gross or a net basis is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, a company should disclose the aggregate amount of those taxes in interim and annual financial statements for each period for which an income statement is presented if that amount is significant. The disclosures required under this consensus should be applied retrospectively to interim and annual financial statements for all periods presented, if those amounts are significant. The Company will adopt EITF 06-3 on January 1, 2007. The Company does not anticipate that the adoption will have a significant impact on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for the Company on January 1, 2007 and is to be applied to all open tax years as of the date of effectiveness. The Interpretation prescribes a recognition threshold and a measurement

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

New Accounting Pronouncements, continued

attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company is in the process of evaluating the impact of the application of the interpretation to its consolidated financial statements and is currently not yet in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 could impact fair values assigned to assets and liabilities in any future acquisition. The Company does not anticipate that the adoption will have a significant impact on its consolidated financial position or results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company does not expect application of SFAS No. 159 to have a material affect on its consolidated financial statements.

NOTE 3 - Acquisitions

On May 1, 2006 VDA substantially acquired all of the outstanding capital shares of MSR and MSD, collectively referred to as Mid-State, the owners of Vernon Downs Raceway. Mid-State filed for bankruptcy protection on August 11, 2004, under a Plan of Reorganization (the Plan) pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code. However, certain shareholders of Mid-State that are suitable for licensing under the New York racing and lottery regulations have the option to acquire up to 10% of VDA for a nominal purchase price. Certain shareholders have requested their 10% of VDA be transferred to them. A hearing was scheduled in February 2007 to complete this transfer, however it was postponed and no date has been rescheduled.

In connection with the consummation of the Plan, VDA issued two notes (i) one in the amount of $24,500,000 payable to Vestin Mortgage, Inc. (“Vestin”) and (ii) the other in the amount of $3,065,784 to All Capital, LLC (“Capital”). These notes were issued in full settlement of the claims submitted by Vestin and Capital in the Vernon Downs Chapter 11 bankruptcy (Note 11c and d).

The acquisition has been accounted for using the purchase method of accounting. Revenues and expenses of Mid-State have been included in the accompanying financial statements beginning May 1, 2006. The allocation of the purchase price to the acquired assets and liabilities is based primarily on the estimates of fair value made by a third party valuation firm. The amount of liabilities assumed contains estimates of amounts that will be awarded to certain creditors in the bankruptcy, and may be prospectively revised if the amount recorded differs from the amount the Company is ultimately ordered to pay by the bankruptcy court.

In accordance with the purchase agreement, the Company may pay up to an additional $2,350,000 as additional purchase price which are contingent upon revenues generated by the VGMs at Vernon Downs in the first 24 months of operations. This represents the maximum amount payable to All Vernon Acquisition, LLC. A liability for this contingency has not been

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Acquisitions, continued

recorded in the Company’s consolidated financial statements as the outcome of this contingency cannot be reasonably determined.

The allocation of purchase price reflected in the December 31, 2006 balance sheet is preliminary. The initial purchase price allocations, including the amount of bankruptcy liabilities, any contingent payments required per above and environmental remediation liabilities incurred (see note 15), may be adjusted within one year of the purchase date for changes in the estimates of the fair value of assets acquired and liabilities assumed. Management does not believe the amount of any such differences will be material in the relationship to the overall purchase price or the financial position of the Company.

The fair value of the assets acquired and liabilities assumed arising from the acquisition were as follows:

Fair Value
Assets Acquired:
Cash and cash equivalents	$201,841
Restricted cash	2,800,000
Current assets	303,156
Deferred tax assets	4,434,643
Property and equipment	31,771,990
Intangible assets	20,855,661
Other assets	144,995
Total Assets Acquired	60,512,286

Liabilities Assumed
Accounts payable and accrued liabilities	(2,050,621)
Notes payable	(25,259,584)
Other liabilities	(770,294)
Deferred taxes	(16,990,446)
Total Liabilities Assumed	(45,070,945)

Net Assets Acquired	15,441,341

Less: Cash and cash equivalents in acquired subsidiary	(201,841)
Cash Out Flow	$15,239,500

Deferred tax liabilities were recorded to reflect the differences in the book basis and the tax basis of certain tangible and intangible assets, which were recorded at fair market. The racing license acquired through the acquisition of Vernon Downs has been determined to have a value of $20,855,661 as well as having an indefinite life.

The Company acquired Mid-State in order to expand its core operations in VGMs and harness horseracing, as well as add hotel operations. The Company believes it will provide an increase in its customer base thus creating a larger market share in New York State and surrounding areas as well as providing the opportunity to increase revenues. Due to operations commencing in the latter half of 2006, Vernon Downs generated revenue of $10,444,903 and a loss of $7,204,410 to the Company from May 1, 2006 to December 31, 2006. The amount of gross profit could not be obtained after integration of the sales, services and support functions with its parent, American Racing. Vernon Downs previously did not operate VGMs, and the harness horse racing has not been in operation since 2004. Only the hotel was in operation at the time of the acquisition.

NOTE 4 - Consolidation of Variable Interest Entities

NG-TD and NG-VD, New York Corporations and wholly owned subsidiaries of Nevada Gold, were formed to hold the New York State harness horse racing licenses for Tioga Downs and Vernon Downs, respectively as well as manage those properties for the Company. The Company evaluated whether NG-TD and NG-VD should be treated as variable interest entities (“VIEs”)

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Consolidation of Variable Interest Entities, continued

subject to consolidation during the applicable reporting period under FIN 46(R).  The Company determined that it is the primary beneficiary of NG-TD and NG-VD. Therefore NG-TD and NG-VD will be treated as VIEs and will be consolidated in the Company’s financial statements for the year ended December 31, 2006 for the following reason:

The Company does not own any shares, therefore has no voting or similar rights to make decisions regarding the activities of NG-TD and NG-VD. Upon incorporation of NG-TD and NG-VD, the Company provided substantially all financing activities. The Company funds any cash needs and is obligated to absorb all expected losses associated with racing activities as well as the right to receive any future profits.

On May 18, 2006 NG-TD and NG-VD were incorporated. These companies are responsible for the operations of the harness horse racing of Tioga Downs and Vernon Downs.

NOTE 5 - Accounts Receivable, Net

Accounts receivable consisted of the following at December 31, 2006:

Trade receivables	$815,473
VGM marketing reimbursement	133,756
Other receivables	109,846
1,059,075
Less: allowance for doubtful accounts	(103,661)

Accounts Receivable, net	$955,414

NOTE 6 - Inventories

At December 31, 2006, the inventory balance was $173,735 and was classified into two major categories, $50,584 of food and beverage and $123,151 of retail merchandise.

NOTE 7 - Property and Equipment

Property and equipment consisted of the following at December 31, 2006:

	Amount	Depreciation Period
Land	$996,189
Land improvements	5,042,954	10 years
Building and improvement	58,184,097	40 years
Furniture, fixtures and equipment	9,449,533	3-12 years
Construction-in-progress	279,998
	73,952,771
Less: Accumulated depreciation	(1,540,868)

Property and equipment, net	$72,411,903

Depreciation expense was $1,540,868 for the year ended December 31, 2006.

Land improvements at December 31, 2006 primarily consist of horsetracks, a water tower, asphalt paving, landscaping, site utilities and parking areas.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Property and Equipment, continued

Construction-in-progress at December 31, 2006 primarily consisted of improvement projects at the facilities as well as information technology enhancements. The Company capitalized approximately $748,482 of interest costs during the year ended December 31, 2006. At December 31, 2006 construction-in-progress primarily consisted of the construction activities related to Vernon Downs.

NOTE 8 - Intangible Assets

The Company acquired a racing license and determined it to have a fair value of $20,855,661 as well as an indefinite life and will not be amortized since such license can and is expected to be renewed by management indefinitely. Since cash flows resulting from this racing license is expected to continue indefinitely, management has determined this intangible asset to have an indefinite life.

There was no amortization expense for the year ended December 31, 2006, and assuming no changes in the Company’s intangible assets there is no amortization expense projected for such intangibles over the next five (5) years.

NOTE 9 - Deferred Finance Costs, Net

At December 31, 2006 the deferred finance costs of $1,904,296 consisted of loan issuance costs related to the financing of Vernon Downs. These costs are being amortized on a straight line basis (which approximates the effective interest method) over a weighted-average amortization period of approximately five years. At December 31, 2006 amortization expense and the related accumulated amortization was $781,373.

NOTE 10 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2006:

Trade payables	$5,326,654
Unredeemed point liability	290,422
Horse racing purse liability (see Note 16)	435,196
Other payables and accrued expenses	960,541
$7,012,813

NOTE 11 - Notes Payable and Long-Term Debt

Non-related party notes payable
Notes payable and long-term debt consisted of the following at December 31, 2006:

a) Prime (8.25% at December 31, 2006) revolving credit facilities with interest due monthly, principal due June 12, 2007	$1,276,864

b) 13.0% development loan with interest payments due monthly, principal due May 25, 2012	18,500,000

c) 9.0% note payable with interest payments due monthly, principal due March 31, 2007	22,800,000

d) 9.0% note payable with interest payments due monthly, principal due March 31, 2007	3,012,684

e) 12.0% senior note with interest payments due monthly, principal due April 1, 2007	20,000,000

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Notes Payable and Long-Term Debt, continued

Non-related party notes payable, continued

f) Prime (8.25% at December 31, 2006) revolving credit facility with interest due monthly, principal due December 31, 2007	989,500

g) 10% note payable, due on January 31, 2009, with monthly installments of $18,615, including interest	581,694

h) 7.25% note payable, due on March 26, 2007, with monthly installments of $46,682, including interest	140,046

i) 14.95% note payable, due on May 14, 2009, with monthly installments of $617, including interest	7,292
67,308,080

Less: current maturities	(16,008,080)
Long-Term Debt	$51,300,000

a)
On June 12, 2006, the Company entered into two revolving credit facilities for $950,000 and $1,100,000 with a bank, which is available for general corporate purposes and to fund horse racing purses, respectively. These credit facilities make available to the Company $2,050,000 of committed borrowings and expires on June 12, 2007. The $1,100,000 credit line is personally guaranteed by a principle owner of Southern Tier. The $950,000 revolving credit facility is guaranteed by Nevada Gold.

b)
On May 26, 2006, Company the obtained an $18,500,000 development loan to fund pre-opening expenses from various financial intuitions through Oneida, the collateral agent. The development loan is evidenced by a promissory note issued by the Company in favor of financial intuitions. The Company paid a 3.0% commitment fee for the development loan. The development loan is secured by: (i) second mortgages on the Company’s racetracks, (ii) the promissory notes of the members of the Company and (iii) a second lien on primarily all tangible and intangible assets of the Company. The Company was required to provide financial statements within 90 days of year end, they were in default as of December 31, 2006, but they have obtained a waiver.

c-d)
The Vestin and Capital notes payable were assumed in connection with the acquisition of Vernon Downs (Note 3). These notes payable originally matured on September 30, 2006, which was extended until March 31, 2007. Subsequent to year-end, the Company exercised its right to extend payment of the principal by paying a fee of $250,000 and $26,500 to the holders of the Vestin and the Capital notes, respectively (see Note 10). Member distributions are restricted until these notes are paid in full.

The Vestin and Capital notes payable are secured on a pro-rata share of their combined debt and without preference basis by a first priority mortgage and lien an all real personal property owned by Vernon Downs. Principal and interest may become immediately due and payable in the event of default under the agreements. A principle owner of the Southern Tier has guaranteed 100% of the notes payable. Nevada Gold has agreed to reimburse the principle owner of Southern Tier 50% of any payments made in accordance with this agreement.

On March 13, 2007, the Vestin note was extended until March 31, 2008 and on March 30, 2007, the Capital note was repaid (see Note 16).

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Notes Payable and Long-Term Debt, continued

Non-related party notes payable, continued

e)
On March 30, 2006, the Company obtained a $20,000,000 bridge loan from RCG Longview II, LLC. The bridge loan was evidenced by a promissory note from the Company. The bridge loan is secured by a mortgage interest on Tioga Downs racetrack as well as an assignment of income and revenue from Tioga Downs. The Company paid a 2.0% commitment fee and is required to pay a 1.0% exit fee on the principal. The principle owner of Southern Tier has guaranteed the principal, interest and other expense payable under the bridge loan documents. The Company amended and restated their operating agreement requiring the other members to reimburse Southern Tier, limited to their percentage of ownership, any payments Southern Tier makes under the bridge loan agreement.

On April 1, 2007, a principle owner of Southern Tier agreed to personally pay $10 million in principal on the RCG Longview II, LLC note and it was extended until April 1, 2009 (see Note 16).

f)
On November 15, 2006, the Company entered into a revolving credit for $1,000,000 with a bank, which is available for general corporate purposes. The credit facility makes available to the Company $1,000,000 of committed borrowing and expires on December 31, 2007. The credit line is personally guaranteed by a principle owner of Southern Tier.

Non-related party notes payable, continued
g)
In January 2006, the Company obtained a loan of $822,853 from Bally’s Gaming equipment. The loan is collateralized by the Bally’s software which has a net book value of $ 696,375 at December 31, 2006. The Company is currently in default on this loan.

These agreements contain various covenants, which among other things require the maintenance of limits as to other borrowing and purchases of fixed assets. In addition, a default under certain covenants in such agreements could result in the acceleration of the Company’s payment obligations under such agreements, as the case may be, and, under certain circumstances, in cross-defaults under other debt obligations. These defaults may have a negative effect on the Company’s liquidity.

Related party notes payable
During 2006 the Company entered into various loan agreements with its members and a principle owner of Southern Tier. The loans have interest rates that range between 8.25% and 15.0% annually on the original principal to be paid monthly. At December 31, 2006, the outstanding amount of these loans was $4,550,000. The loans have principal maturity due dates in 2007. (See Note 16)

Principal payments
Total principal obligations on the Company’s notes payable and related party notes payable are as follows for the year ending December 31, 2006:

For the Year Ended December 31	Amount
2007	$20,558,080	(1)
2008	22,800,000
2009	10,000,000
2010	—
2011	—
Thereafter	18,500,000
Total	$71,858,080

(1)	includes $4,550,000 due to a related party

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Capital Leases

During 2006, the Company obtained equipment under capital leases with various interest rates of approximately 6% per annum. Assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The leased equipment is included in property equipment and is depreciated over its estimated useful lives.

Future annual minimum payments under these leases are:

2007	$70,532
2008	70,532
2009	70,532
2010	70,532
2011	70,532
Thereafter	100,147
Total minimum lease payments	452,807
Less amounts representing interest	56,131
Total capital lease obligation	396,676
Less current portion	50,173
Capital lease obligation, less current portion	$346,503

The capitalized lease obligation is collateralized by equipment that has a cost of approximately $397,000 and accumulated depreciation of approximately $14,000 at December 31, 2006.

NOTE 13 - Members' Distributions

No distribution to members’ will be made until the member loans as well as the Vestin and Capital loans are paid in full. Distributions to the members’ will be made based on ownership with the exception that Southern Tier and TrackPower having a preferred distribution which allows them “first distributes” status on a 50/50 basis until each of them has received distributions totaling $2,500,000.

NOTE 14 - Income Taxes

The benefit from income taxes consisted of the following:

Federal:
Current	$—
Deferred	(1,724,937)

State:
Current	—
Deferred	(415,848)
Total Taxes	$(2,140,785)

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Income Taxes, continued

The components of deferred tax assets and liabilities consisted of the following at December 31, 2006:

Deferred Tax Assets:
Bad debt reserve	$40,607
Net operating loss and other carryforwards	5,493,334
Pre-opening and start-up expenses	2,357,858
Valuation allowance	(1,506,000)

Deferred Tax Assets	6,385,799

Deferred Tax Liabilities:
Gaming and racing licenses	(8,133,708)
Depreciation and amortization	(8,667,109)

Deferred Tax Liabilities	(16,800,817)

Total Net Deferred Tax Liabilities	$(10,415,018)

The difference between the statutory rate and the effective rate is determined as follows:

Tax provision at Federal statutory rate	(34.00)%
State income taxes net of Federal benefit	(4.99)
Valuation allowance	16.07
Effect of LLC losses taxed directly to members	11.34
Other	0.08
Total Rate	(11.50)%

A valuation allowance is provided for deferred tax assets if management believes that it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future deductibility is uncertain. The Company has evaluated and recognized deferred tax assets to the extent that it is more likely than not that they will be realized. At December 31, 2006, the Company has a net operating loss credit carryforward of $14,085,471.

A portion of the tax net operating losses are subject to limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes. At December 31, 2006, the Company maintained a valuation allowance of $1,506,000 against the net operating loss credit carryforwards that expire in 2021 and a portion of its start up expenses. The Company provides a valuation allowance for these credit and loss carryforwards because it does not consider realization of such assets to be more likely than not.

NOTE 15 - Related Party Transactions

NG-TD and NG-VD have contracts with the Company to provide management services for operation of the facilities. NG-TD and NG-VD earn fees based on revenues and other financial performance measures. The management fees charged were $91,190 for the year ended December 31, 2006 and the associated accounts payable to NG-TD and NG-VD were $91,190 at December 31, 2006 which may not represent an arms length transaction.

Approximately $500,000 was paid to Nevada Gold during the year ended December 31, 2006 for various services rendered on behalf of the Company.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Related Party Transactions, continued

Oneida Entertainment Holdings Inc. a related party to Oneida is the collateral agent for the $18,500,000 development loan (see Note 11).

A board member of TrackPower is also the owner of the parent company of Audio Video Systems Group Company (AVSG). During the year ended December 31, 2006 the Company purchased $850,984 of audio and video equipment, and services for its facilities from AVSG. The Company owed $86,874 to Audio Video Systems Group Company at December 31, 2006.

NOTE 16 - Commitments and Contingencies

Legal Matters
The Company, from time to time, is involved in legal proceedings involving claims against the Company, which are handled and defended in the ordinary course of business. While the resolution of such litigation could have a material effect on earnings and cash flows in the year of resolution, the Company believes that such claims would not have a material adverse effect on the financial condition of the Company’s consolidated financial condition or results of operations if determined against the Company.

Three Article 78 proceedings were filed by Catskill Off-Track Betting Corporation (Catskill OTB) against the New York State Racing and Wagering Board (NYSRWB) naming Tioga Downs as additional respondents.

The first proceeding seeks to invalidate the simulcast racing license granted by the New York Racing and Wagering Board to Tioga Downs. The NYSRWB and Tioga Downs have answered raising a statue of limitations defense and believes this defense will be successful and the matter will be dismissed.

The second proceeding challenges the Freedom of Information Law response by the NYSRWB concerning a feasibility study prepared for Tioga Downs for presentation to the NYSRWB for licensing purposes. The Company believes that the decision by the board not to release the report will be sustained. However, if not sustained and the report is released, it will have no financial impact upon the Company.

The third proceeding challenges the NYSRWB’s decision to amend the plan of operations of the Catskill OTB over the objections of the Catskill OTB requiring them to display the signal from races held at Tioga Downs. The display of Tioga Downs signal by Catskill OTB is mandated by the New York State law. At this time the Company believes that the decision by the NYSRWB will be upheld.

Environmental Matters
During 2006 the Company learned of the pendency of a New York State Department of Environmental Conservation (DEC) file and investigation that pre-dates the present owner’s management of the property. The Vernon Downs Oil Spill Matter Under Navigation Law Article 12 reveals that before 1998 the former owner kept and maintained two underground storage tanks that contained gasoline on the property. These tanks were decommissioned in 1997-1998 at which time it was discovered that gasoline had contaminated the site. The DEC opened an investigation and ordered the owners to develop a plan for remediation at the site.

Environmental Matters, continued
Initial steps were undertaken by the previous owners to comply with the DEC order, but the progress was slow and largely inconclusive, except to identify some contamination had occurred. Since the purchase of the property the Company has acted diligently in formulating a “clean-up plan,” and in February 2007 the clean-up plan was submitted for approval to the DEC.

At this time active remediation is unnecessary because the contaminated area is both tightly contained and well defined. The clean-up plan will involve quarterly monitoring and testing of the contaminated site for at least one year with the ultimate goal to clean up the site and obtain a DEC certification as to that fact.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Commitments and Contingencies, continued

Article 12 of the Navigation Law and case law there under deems the property owner strictly liable for the cost of investigation and clean up. The Company is doing so expeditiously, and in full cooperation and consultation with the DEC. The forgoing efforts and action by the Company demonstrates to the DEC and the State of New York that it is not recalcitrant and is fully cooperative. Taking into consideration the Company’s efforts and actions and the fact that the Company was not the owner of the property when the contamination occurred should result in a finding that the statutory, mandatory penalties are inappropriate in this case. If the State of New York was to assert that the Company is liable for the penalties, the claim would be vigorously contested. The Company considers it unlikely that the State of New York will assert that the Company is liable for the penalties.

It is the Company’s policy to accrue expenses for environmental contingencies when it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Any reserves established for environmental contingencies would be exclusive of claims against insurers or others and would generally not be discounted. At December 31, 2006, the Company had recorded no reserves for this environmental contingency because this matter is in the early stages and no determination can be made at this time as to its final outcome, nor can its materiality be accurately ascertained.

Central New York Harness Horsemens Association and the Southern Tier Harness Horsemens Association:
The Company has an agreement with a local harness horsemen association at each property. As a condition of these agreements, the Company is obligated to share with the association a percentage of revenue generated from VGM net win, live and simulcast handle and revenue, and OTB commissions. Amounts due under such obligations at December 31, 2006 amounted to $440,000 (see Note 10).

Operating leases
At December 31, 2006, non-cancelable future minimum payments under significant operating leases for various office equipment consist of the following:

For the Year Ended December 31	Amount
2007	$59,311
2008	59,311
2009	59,311
2010	57,229
2011	29,546
Thereafter	—
Total Minimum Lease Payments	$264,708

The Company owns its facilities and incurred no rental expense for the year ended December 31, 2006.

NOTE 17 - Subsequent Events

On January 3, 2007, Oneida loaned the Company $2,250,000 for the $4,000,000 December 28, 2006 capital call at 15% interest due in 30 days.

On January 18, 2007, the remaining $3,000,000 plus interest due to Oneida for an October 20, 2006 capital call became due. Southern Tier provided its pro-rata portion of the call, in the amount of $777,740. Nevada Gold elected not to participate in the capital call. TrackPower provided its pro-rata portion of the call less interest in the amount of $300,000. This capital call transaction resulted in the following new partnership percentages: Oneida (35.39%), Nevada Gold (29.66%), Southern Tier (25%), and TrackPower (9.95%).

On January 27, the $2,250,000 due to Oneida from the January 3, 2007 loan and the $750,000 due to Southern Tier from a December 29, 2007 loan, both as advances on the December 28, 2006 $4,000,000 capital call became due. Southern Tier provided its pro-rata remaining portion of the call, in the amount of $250,000, less interest. Nevada Gold and TrackPower

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Subsequent Events, continued

elected not to participate in the capital call. Oneida elected to fund those members’ contributions in addition to its own, providing $750,000 less interest. This capital call transaction resulted in the following new partnership percentages: Oneida (41.54%), Nevada Gold (25.05%), Southern Tier (25%), and TrackPower (8.41%).

In January 2007, $500,000 was released to the Company from the Vernon Downs restricted cash claims account.

On March 1, 2007, the Company requested a capital call from its members in the amount of $2,500,000. The call became due and payable on March 30, 2007.

On March 13, 2007, Oneida and Southern Tier paid Vestin $1,140,000 on behalf of the Company. This payment extended the Vestin note (Note 11c) for one additional year, resulting in a new principal due date of March 31, 2008, with interest payments due monthly at 12.0% until that date.

On March 30, 2007, the March 1, 2007 $2,500,000 capital call became due. Southern Tier provided its pro-rata portion of the call, in the amount of $625,000 (less the $500,000 March 13, 2007 loan plus interest). Two members, Nevada Gold and TrackPower elected not to participate in the capital call. Oneida elected to fund those members’ contributions in addition to its own, providing $1,875,000 (less the $700,000 March 13, 2007 loan plus interest). This capital call transaction resulted in the following new partnership percentages: Oneida (44.59%), Southern Tier (25%), Nevada Gold (22.77%) and TrackPower (7.64%).

On March 30, 2007, a principal owner of Southern Tier repaid the Capital note (Note 11d) in the amount of $3,012,684 and paid $3,000,000 principal on the Vestin note (Note 11c), both on behalf of, and as a loan to, the Company. This $6,012,684 loan, plus $16,048 in legal fees is due from the other members at their prorata amount, and the notes evidencing the loans have not been finalized.

On April 1, 2007, the $20,000,000 promissory note to RCG Longview II, LLC (Note 11e) came due, at which time a 1% exit fee was due. A principal owner of Southern Tier agreed to pay $10,000,000 in principal on the note and a $100,000 fee for the prorata portion exited. The other members are required to reimburse Southern Tier for their prorate amount. The payment on the remaining principal on the note, $10,000,000, was extended from April 1, 2007 to April 1, 2009.

On April 4, 2007, the Company received $150,000 from Vestin relating to the $1,140,000 extension payment on March 13, 2007. The refund was due to the subsequent March 30, 2007 $3,000,000 principal payment on the Vestin note.

On April 23, 2007, Nevada Gold announced that it entered into a Letter Agreement with Southern Tier and Oneida for the sale of its 22.77% membership interest in the Company.

In connection with the sale, the Company will terminate its management agreement with Nevada Gold. Consideration for the sale includes a payment of management fees owed to Nevada Gold of $110,073, a payment of $2,100,000 to Nevada Gold immediately upon the transfer of its interest in the Company, payments of $1.1 million after each of the first and second years of the transaction and the immediate release of a certificate of deposit of approximately $1,100,000 million currently pledged by Nevada Gold on behalf of the Company. The transaction also includes mutual releases from all claims and obligations arising out of the ownership of the Company and the operation of the racing facilities. The transaction is subject to the approval of the New York Racing and Wagering Board and the New York State Lottery and the waiver of a right of first refusal held by a minority owner to purchase a portion of the Nevada Gold ownership interest. The parties have agreed to execute a more formal agreement within thirty days, but in no case later than May 30, 2007.