Form 10-K/A
period 2007-04-29
NEVADA GOLD & CASINOS INC
filed 2007-08-27
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended April 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-26686

Nevada Gold & Casinos, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0142032
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3040 Post Oak Blvd., Suite 675, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

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

 DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On July 30, 2007, we filed the Annual Report on Form 10-K for Nevada Gold & Casinos, Inc. (the “Company”) for the fiscal year ended April 29, 2007. The stock performance graph required by Part II of such report was not set forth therein and was to be incorporated therein. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely to include the information that was previously intended to have been so included. As a result, this Amendment No. 1 to the Annual Report on Form 10-K/A may contain forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this Amendment No. 1 to the Annual Report on Form 10-K/A, and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed or will file with the SEC after the original filing date.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain Exhibit 23.3, Consent of Independent Registered Public Accounting Firm, Marcum & Kliegman LLP, and is included herein.

Pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-K/A Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

TABLE OF CONTENTS

	PART II	Page

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	17

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

Stock Performance Graph

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s stockholders during the five-year period ended April 29, 2007, as well as an overall stock market index (AMEX Market Index) and the Company’s peer group index (Dow Jones Casino Group Index):

ASSUMES $100 INVESTED ON MAR. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING APRIL 29, 2007

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are to be filed as part of the annual report:

Exhibit 23.3	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn
Chief Financial Officer

Date: August 24, 2007

EXHIBIT INDEX

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are to be filed as part of the annual report:

Exhibit 23.3	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002