Form 10-Q
period 2007-07-29
NEVADA GOLD & CASINOS INC
filed 2007-09-05
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended July 29, 2007

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

☐ Yes ☒ No

The number of common shares outstanding was 12,930,130 as of August 23, 2007.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of the Company, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended April 29, 2007 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	July 29,	April 29,
	2007	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$953,948	$2,803,560
Restricted Cash	—	1,050,000
Accounts receivable	92,108	397,145
Accounts receivable - affiliates	60,006	124,685
Prepaid expenses	654,269	474,933
Notes receivable - current portion	1,100,000	—
Notes receivable - development projects, current portion	—	1,357,904
Other current assets	50,243	55,055
Total current assets	2,910,574	6,263,282

Investments in unconsolidated affiliates	27,949,330	35,201,419
Investments in unconsolidated affiliates held for sale	407,793	400,489
Investments in development projects	390,202	323,202
Investments in development projects held for sale	3,918,744	3,914,765
Notes receivable	1,100,000	—
Notes receivable - affiliates	3,521,066	3,521,066
Notes receivable - development projects, net of current portion	19,370,641	18,012,737
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation of $1,483,150 and $1,281,191 at July 29, 2007 and April 29, 2007, respectively	1,967,477	2,063,026
Other assets	5,492,300	4,868,442
Total assets	$72,491,045	$80,031,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,391,746	$1,540,781
Accrued interest payable	—	21,211
Other accrued liabilities	83,093	378,937
Guaranty liabilities	—	4,610,000
Long-term debt, current maturities	830,632	2,066,518
Total current liabilities	2,305,471	8,617,447

Long-term debt, net of current maturities	52,869,073	55,021,031
Deferred income	82,167	8,591
Other liabilities	803,247	742,991
Total liabilities	56,059,958	64,390,060

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000 shares authorized; 13,935,330 shares issued and 12,939,130 shares outstanding at July 29, 2007 and April 29, 2007, respectively	1,672,240	1,672,240
Additional paid-in capital	18,729,763	18,484,448
Retained earnings	6,236,574	5,694,088
Treasury stock, 996,200 shares at July 29, 2007 and April 29, 2007, respectively, at cost	(10,216,950)	(10,216,950)
Accumulated other comprehensive income	9,460	7,460
Total stockholders' equity	16,431,087	15,641,286
Total liabilities and stockholders' equity	$72,491,045	$80,031,346

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	July 29,	July 30,
	2007	2006
Revenues:
Casino	$1,893,241	$1,446,143
Food and beverage	412,195	375,733
Credit enhancement and management fees	40,174	1,946,086
Other	34,251	30,458
Gross revenues	2,379,861	3,798,420
Less promotional allowances	(399,484)	(306,761)
Net revenues	1,980,377	3,491,659
Operating expenses:
Casino	483,444	352,150
Food and beverage	194,883	232,593
Marketing and administrative	701,170	732,401
Facility	93,986	68,783
Corporate expense	1,250,304	1,775,638
Legal expense	121,257	805,870
Depreciation and amortization	202,413	262,152
Impairment of unconsolidated affiliate	100,000	—
Other	6,016	22,597
Total operating expenses	3,153,473	4,252,184
Operating loss	(1,173,096)	(760,525)
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	1,189,889	(815,556)
Gain on sale of unconsolidated affiliate	1,296,423	—
Gain on settlement of development project	14,500	—
Interest expense, net	(747,314)	(862,107)
Minority interest	—	(387,984)
Income (loss) before income tax (expense) benefit	580,402	(2,826,172)
Income tax (expense) benefit	(37,916)	991,109
Net income (loss)	$542,486	$(1,835,063)

Per share information:
Net income (loss) per common share - basic	$0.04	$(0.14)
Net income (loss) per common share - diluted	$0.04	$(0.14)

Basic weighted average number of shares outstanding	12,939,130	12,937,331
Diluted weighted average number of shares outstanding	12,939,130	12,937,331

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	July 29,	July 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$542,486	$(1,835,063)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	202,413	189,158
Amortization of capitalized development costs	—	72,994
Impairment of equity investment	100,000	—
Stock-based compensation	45,728	107,377
Amortization of deferred loan issuance costs	167,370	144,870
Minority interest	—	387,984
Distributions from unconsolidated affiliates	960,000	767,000
(Earnings) loss from unconsolidated affiliates	(1,189,889)	815,556
Gain on sale of unconsolidated affiliate	(1,296,423)	—
Deferred income tax benefit	—	(993,066)
Changes in operating assets and liabilities:
Receivables and other assets	(718,013)	(545,978)
Accounts payable and accrued liabilities	(132,670)	221,498
Net cash used in operating activities	(1,318,998)	(667,670)
Cash flows from investing activities:
Capitalized development costs	(67,000)	(118,471)
Advances on development projects held for sale	(3,979)	—
Purchase of property and equipment	(106,864)	(90,618)
Advances on notes receivable	—	(819,609)
Advances on notes receivable - affiliates	—	(200,000)
Proceeds from the sale of an unconsolidated affiliate	2,210,073	—
Maturity of (investment in) restricted cash	1,050,000	(1,050,000)
Net cash provided by (used in) investing activities	3,082,230	(2,278,698)
Cash flows from financing activities:
Repayment on term loans	(1,237,844)	(823,013)
(Repayments) borrowings on credit facilities, net	(2,150,000)	3,000,000
Deferred loan issuance costs	(225,000)	(90,000)
Acquisition of treasury stock	—	(363,093)
Cash proceeds from exercise of stock options	—	2,475
Excess tax benefits from stock-based compensation	—	1,957
Cash distribution to minority interest owners	—	(368,816)
Net cash provided by (used in) financing activities	(3,612,844)	1,359,510

Net decrease in cash and cash equivalents	(1,849,612)	(1,586,858)
Cash and cash equivalents at beginning of period	2,803,560	4,296,154
Cash and cash equivalents at end of period	$953,948	$2,709,296

Supplemental cash flow information:
Cash paid for interest	$1,200,616	$1,541,973
Income tax payments	$37,916	$—

Non-cash investing and financing activities:
Indemnification of guaranty liability	$4,610,000	$—
Issuance of stock options in settlement of severance obligation	$199,587	$—
Issuance of note receivable to purchasers of unconsolidated affiliate	$2,200,000	$—
Unrealized gain on marketable securities	$2,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at July 29, 2007 and April 30, 2007, Consolidated Statements of Operations for the three month periods ended July 29, 2007 and July 30, 2006, and Consolidated Statements of Cash Flows for the three months ended July 29, 2007 and July 30, 2006. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 29, 2007 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 29, 2007 are not necessarily indicative of the results expected for the full year.

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

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year. The quarterly periods presented herein ended on July 29, 2007 and July 30, 2006, respectively.

Note 2. Critical Accounting Policies

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

	Three Months Ended
	July 29,	July 30,
	2007	2006
Food and beverage	$161,380	$129,803
Other	1,316	5,203
Total cost of complimentary services	$162,696	$135,006

Implementation of New Accounting Standards

On April 30, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties associated with income taxes as interest expense. At July 29, 2007, we had no material uncertain tax positions and the tax years 2003 through 2006 remained open to review by federal and various state tax jurisdictions.

Note 3. Restricted Cash

During the three months ended July 30, 2006, we pledged a $1,050,000 Certificate of Deposit to secure a $1 million operating line of credit for American Racing and Entertainment, LLC (“American Racing”). These funds were returned to us during the three months ended July 29, 2007 as part of our sale of our interest in American Racing when the underlying pledge obligation was released.

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of July 29, 2007, the amount of consolidated retained earnings which represent undistributed earnings from our unconsolidated affiliates is approximately $26 million. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net Ownership				Equity in Earnings (Loss)
	Interest		Investment		Three Months Ended
	July 29,	April 29,	July 29,	April 29,	July 29,	July 30,
Unconsolidated affiliates:	2007	2007	2007	2007	2007	2006
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43	43	$23,274,084	$22,306,025	$1,928,059	$1,071,044
Route 66 Casinos, L.L.C. (2)	51	51	4,509,183	4,509,183	—	—
American Racing and Entertainment, LLC (3)	—	23	—	8,215,042	(840,367)	(1,914,719)
Buena Vista Development Company, LLC (4)	40	35	166,063	171,169	(5,106)	1,869
Sunrise Land and Mineral Corporation (5)	50	50	407,793	400,489	107,303	26,250
Restaurant Connections International, Inc. (6)	34	34	—	—	—	—
Total investments in unconsolidated affiliates			$28,357,123	$35,601,908

Total earnings (loss) from unconsolidated affiliates					$1,189,889	$(815,556)

(1)	Separate financial statements for this entity are included herein.

(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. See Note 14.

(3)
Represents our equity investment in a racing and gaming development project. On June 14, 2007 we sold our membership to two of our partners. Equity in loss recorded for the three months ended July 29, 2007 includes the period from April 1, 2007 through June 14, 2007.

(4)	This is an investment in a gaming development project. At May 5, 2007, our ownership interest increased to 40%.

(5)	Represents our equity investment in a real estate investment and development project. This asset is held for sale and has been presented accordingly on the balance sheet as of July 29, 2007.

(6)	Investment in RCI was reduced to zero in fiscal year 2000. This asset is held for sale as of July 29, 2007.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership		Capitalized Development Costs
	Interest		Investment
	July 29,	April 29,	July 29,	April 29,
	2007	2007	2007	2007
	(Percent)
Development Projects:
Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,433,953
Goldfield Resources, Inc. (2)	100	100	480,812	480,812
Other (3)			390,202	323,202
Total investments- development projects			$4,308,946	$4,237,967

(1)
Acquisition and development costs incurred for 240 acres of real property in the vicinity of Black Hawk, Colorado. This asset is held for sale and has been presented accordingly on the balance sheet as of July 29, 2007.

(2)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999. This asset is held for sale and has been presented accordingly on the balance sheet as of July 29, 2007.

(3)	Development cost incurred for other development projects.

Isle of Capri - Black Hawk, L.L.C.

As of July 29, 2007, Isle of Capri-Black Hawk L.L.C. (“IC-BH”) owned and operated two casinos in the state of Colorado. Isle of Capri Casinos Inc. (“Isle”) operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. We are a 43% non-operating owner of IC-BH and Isle is the 57% operating owner. The separate IC-BH consolidated balance sheets as of July 29, 2007 and April 29, 2007 and consolidated statements of income for the three months ended July 29, 2007 and July 30, 2006 are as follows:

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheets
(unaudited)

	July 29,	April 29,
	2007	2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$15,177	$14,829
Accounts receivable - trade, net	421	493
Accounts receivable - member	—	53
Deferred income taxes	317	295
Inventories	1,184	1,160
Note receivable - member	338	1,273
Prepaid expenses and other	4,414	680
Total current assets	21,851	18,783

Property and equipment, net	231,631	232,771
Deferred financing costs, net of accumulated amortization	1,825	1,312
Deferred income taxes asset	8,319	6,035
Goodwill and other intangible assets	26,865	26,865
Prepaid deposits and other	641	858
Total assets	$291,132	$286,624

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,033	$2,033
Accounts payable - trade	2,413	2,023
Accounts payable - related	3,737	3,153
Accrued liabilities:
Interest	1,956	1,721
Payroll and related expenses	4,131	4,285
Property, gaming and other taxes	4,161	4,240
Progressive jackpot and slot club awards	2,426	2,437
Other	383	735
Total current liabilities	21,240	20,627

Long-term liabilities:
Long-term debt, less current maturities	201,390	201,865
Deferred income tax liability	2,284	—
Other long-term liabilities	973	923
Total long-term liabilities	204,647	202,788
Total liabilities	225,887	223,415
Members’ equity	65,245	63,209
Total liabilities and members' equity	$291,132	$286,624

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	July 29,	July 30,
	2007	2006
	(in thousands)
Revenues
Casino	$42,206	$42,455
Rooms	2,496	2,766
Food, beverage and other	4,463	5,185
Gross revenues	49,165	50,406
Less promotional allowances	(9,946)	(10,791)
Net revenues	39,219	39,615

Operating expenses
Casino	5,455	5,573
Gaming taxes	8,162	8,301
Rooms	553	508
Food, beverage and other	842	1,830
Facilities	1,832	2,068
Marketing and administrative	8,475	10,180
Management fees	1,853	1,745
Depreciation and amortization	3,971	3,921
Total operating expenses	31,143	34,126

Operating income	8,076	5,489
Interest expense, net	(3,676)	(3,670)
Other income	—	—
Income before income taxes	4,400	1,819
Income tax benefit	82	672
Net income	$4,482	$2,491

American Racing and Entertainment, L.L.C.

Summarized financial information for the period from April 1, 2007 to June 14, 2007 and the three months ended June 30, 2006, respectively, for American Racing and Entertainment, LLC is presented below:

	For the Periods Ended
	June 14, 2007	June 30, 2006
Gross Revenue	$18,497,243	$704,216
Total Expenses	21,852,185	5,622,753
Minority Interest	(212,625)	(131,739)
Net loss	$(3,142,317)	$(4,786,798)

On June 14, 2007, we sold our 22.8% membership interest in American Racing and Entertainment (“American Racing”) to our partners, Southern Tier Acquisition II, LLC (“Southern Tier”) and Oneida Entertainment, LLC (“Oneida”). The Company will receive three payments totaling $4.3 million for its membership interest: $2.1 million cash was received upon closing, $1.1 million will be received in June 2008 and $1.1 million in June 2009. The transaction also included the July 12, 2007 release of a certificate of deposit of approximately $1.1 million pledged by us on behalf of American Racing. In connection with the sale, we have terminated our Management Agreements with Tioga Downs and Vernon Downs and received approximately $110,000 in management fees due. In addition, we were indemnified by the purchasers in connection with the guarantee of approximately $11 million of debt or any other obligations of American Racing. Our percentage of the financial results of American Racing is reflected as part of equity in earnings of unconsolidated subsidiaries through June 14, 2007.

Note 5.   Notes Receivable

Notes Receivable

Southern Tier Acquisition II, LLC

On June 14, 2007 we sold our membership interest of American Racing to two of our former partners, Southern Tier and Oneida. At July 29, 2007, we had a note receivable of $1,100,000 from Southern Tier. The note bears interest of 5% per annum. Principal payments of $550,000 are due on June 14, 2008 and June 14, 2009. Unpaid interest is payable in full on June 14, 2009.

Oneida Entertainment LLC

On June 14, 2007 we sold our membership interest of American Racing to two of our former partners, Southern Tier and Oneida. At July 29, 2007, we had a note receivable of $1,100,000 from Oneida. The note bears interest of 5% per annum. Principal payments of $550,000 are due on June 14, 2008 and June 14, 2009. Unpaid interest is payable in full on June 14, 2009.

Notes Receivable - Affiliates

Clay County Holdings, Inc.

At July 29, 2007, we had a note receivable of $1,741,621 from Clay County Holdings, Inc. ("CCH"). The note bears interest at 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International (“RCI”). The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. At the time of the extension of credit to CCH, CCH was the largest shareholder of the Company, beneficially owning approximately 16% of our outstanding stock and the President of CCH is the son-in-law of H. Thomas Winn who resigned as Chairman of the Company effective July 6, 2007 but remains a member of our Board of Directors.

CCH failed to make the principal payments, plus interest due on July 31, 2007 in the amount of $521,037. The Company has sent CCH a Notice of Default. Under the terms of the note, CCH has until September 10, 2007 to cure the Default or the entire principal amount plus accrued interest shall become due at the option of the Company. RCI is currently for sale. We have classified this receivable as long-term until a binding agreement to sell RCI has been executed.

Service Interactive, Inc.

At July 29, 2007, we had a note receivable of $1,779,445 from Service Interactive, Inc. ("SI"). The note bears interest of 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments are due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, are due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from RCI. The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and our former director was involved in SI.

SI failed to make the principal payments, plus interest due on July 31, 2007 in the amount of $527,924. The Company has sent SI a Notice of Default. Under the terms of the note, SI has until September 10, 2007 to cure the Default or the entire principal amount plus accrued interest shall become due at the option of the Company. RCI is currently for sale. We have classified this receivable as long-term until a binding agreement to sell RCI has been executed.

Notes Receivable - Development Projects

At July 29, 2007, we had notes receivable of $19.4 million related to the development of gaming/entertainment projects. Through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we own a 40% interest in Buena Vista Development and have a $14.8 million note receivable from Buena Vista Development. This note bears interest at a rate of prime plus 1%.

In addition, $3.2 million is represented by notes receivable from Big City Capital, LLC, a third party. The notes bear interest at a rate of 10% and are payable on or before ten years from the date of the notes, with earlier repayment required out of cash flow from operation of such gaming/entertainment project. A portion of the notes receivable are guaranteed by an individual independent of us. Beginning April 30, 2007, we have decided to record the interest on this note as deferred interest on our balance sheet, rather than interest income, until such time we can confirm our ability to collect additional interest.

In addition to these two notes we also made loans to the La Jolla Band Indian (“the La Jolla Band”) tribe which has an outstanding balance of $1.4 million at July 29, 2007. This note bears an interest rate of 8.5% per annum with a maturity date based on the earlier of August 9, 2007 or the receipt of permanent project financing. The La Jolla Band failed to pay the note plus interest due on August 9, 2007. We are currently in negotiations to settle the amount of principal and accrued interest totaling $1,573,300, with the La Jolla Band. As of July 29, 2007, we have classified this note as a non-current asset until settlement terms are finalized which may include amended repayment terms as well as other amounts such as design, development and pre-opening fees.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Note 6.   Long-Term Debt

Our long-term financing obligations are as follows:

	July 29,	April 29,
	2007	2007

$55.0 million Revolving Credit Facility, 8.5% interest, maturing	$52,850,000	$55,000,000
September 2008
$5.9 million Note Payable, LIBOR plus 450 basis points
interest, quarterly payment equal to distribution from IC-BH
until it is paid in full	336,632	1,272,672
$2.0 million Note Payable, LIBOR plus 425 basis points interest, monthly principal payments of $100,000 with final payment
due in January 2008	486,484	786,484
Automobile Loan, 7.5% interest, amortizing for 60 months with
final payment due in October 2010	26,589	28,393
Total	53,699,705	57,087,549
Less: current maturities	(830,632)	(2,066,518)
Total long-term financing obligations	$52,869,073	$55,021,031

The Revolving Credit Facility is secured by our interest in IC-BH and substantially all of our other assets. In addition, we granted to the lender certain pledges and security interests in and to all of our interests in the equity securities of our subsidiaries. Amounts borrowed under the Credit Facility are guaranteed on a joint and several basis by certain of our wholly owned subsidiaries, Black Hawk Gold, Ltd., Gold River, LLC and Nevada Gold BVR. Such guarantees are full and unconditional. The subsidiary guarantors also granted certain pledges and security interests in certain of their assets.

On May 24, 2007, we entered into a commitment letter agreement for a term loan facility in the maximum amount of $15 million (“The Loan Facility”). The commitment letter will terminate on the second anniversary of the issuance and any amounts drawn shall be payable in full three years from the date such funds are drawn. The Loan Facility is structured as an acquisition line that can only be drawn for a to-be-determined acquisition or acquisitions acceptable to the Company and the lender, based on standard legal and financial due diligence and will be guaranteed on a senior secured basis by all the Company’s affiliates that are not borrowers under the Loan Facility. No funds have been drawn as of July 29, 2007. We paid $225,000 of fees to the lender upon execution of this agreement which is being amortized on a straight line basis to interest expense over the term of the agreement.

Note 7.   Stock-Based Compensation

Adoption of SFAS 123(R)

At July 29, 2007, the Company had a share-based compensation plan, which is described below.  Prior to May 1, 2006, we accounted for the plan under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in our Consolidated Statements of Operations prior to May 1, 2006, as all options granted under the plan had an exercise price equal to or more than the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the three months ended July 29, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. For the three months ended July 29, 2007, we granted 200,000 stock options. Total share-based compensation expense included in our Consolidated Statements of Operations for the three months ended July 29, 2007 and July 30, 2006 is presented in the following table:

	Three Months Ended
	July 29, 2007	July 30, 2006

Stock options	$45,728	$33,627
Less: Related tax benefit	-	12,264
Total share-based compensation expense, net of tax	$45,728	$21,363

As a result of adopting SFAS No. 123(R) on May 1, 2006, our income before taxes and net income were lower by $45,728 for the three months ended July 29, 2007 and our loss before income tax benefits and net loss were higher by $33,627 and $21,363, respectively, for the three months ended July 30, 2006, than if we had continued to account for share-based compensation under APB No. 25. Net income (loss) per basic and diluted common share are not affected for the three months ended July 29, 2007 and July 30, 2006, than if we had not adopted SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows.

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at July 29, 2007, 656,099 shares were available for grant. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	The incentive stock option plan allowed for the issuance of up to 3.25 million stock options

•	For stock options, the exercise price of the award must equal the fair market value of the stock on the date of grant, and the maximum term of such an award is ten years

To date, the Committee has only awarded stock options under the plan. Our practice has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to fiscal year 2006 under the plan generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 3, 5 or 10 year terms and are exercisable in three or five equal annual installments, with some option grants providing for immediate vesting for a portion of the grant.

A summary of activity under the Company’s share-based payment plans for the three months ended July 29, 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 29, 2007	880,000	$8.50
Granted	200,000	2.01
Exercised	-	-
Forfeited or expired	-	-

Outstanding at July 29, 2007	1,080,000	$7.30	3.5	$-

Exercisable at July 29, 2007	721,500	$8.87	2.2	$-

The total intrinsic value of stock exercised during the three month periods ended July 29, 2007 and July 30, 2006 was $0 and $6,075, respectively. As of July 29, 2007, there was a total of $313,283 of unamortized compensation related to stock, which cost is expected to be recognized over a weighted-average period of 1.8 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

	Three Months Ended
	July 29, 2007	July 30, 2006

Expected volatility	71.4%	63.0%
Expected term	2.5	2.5
Expected dividend yield	-	-
Risk-free interest rate	4.50%	4.50
Forfeiture rate	-	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award. The fair value of the options granted during the three months ended July 29, 2007 was $199,587. These options were granted to a former officer as stipulated by his termination agreement and settled a portion of a severance obligation originally recorded as an accrued liability at April 29, 2007.

Restricted Stock Grants

The Company did not issue any restricted common stock during the three months ended July 29, 2007. During the three months ended July 30, 2006, we issued 10,000 shares of our restricted common stock to a financial consulting firm for their consulting services. The 10,000 shares of restricted stock were recognized as a consulting expense based on the fair value of our common stock on the dates of issuance. The total expenses recorded were $73,750.

Note 8. Stockholders’ Equity

Stock Repurchase

The Company did not repurchase any common stock during the three months ended July 29, 2007. During the three months ended July 30, 2006, we repurchased 40,800 shares of common stock at a total cost of $363,093.

Note 9. Comprehensive Income

Comprehensive income (loss) consisted of the following:

	Three Months Ended
	July 29,	July 30,
	2007	2006
Net income (loss)	$542,486	$(1,835,063)
Other comprehensive income
Unrealized gain on securities available for sale	2,000	16,803
Comprehensive income (loss)	$544,486	$(1,818,260)

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Three Months Ended
	July 29,	July 30,
	2007	2006
Numerator:
Basic and diluted:
Net income (loss) available to common
stockholders	$542,486	$(1,835,063)

Denominator:
Basic and diluted weighted average number of
common shares outstanding	12,939,130	12,937,331

Earnings (loss) per share basic and diluted:
Net income (loss) per common
share	$0.04	$(0.14)

At July 29, 2007, due to the current market value of the Company’s common stock, the Company had no common stock equivalents that were deemed to be dilutive thus the basic and diluted weighted average number of common shares outstanding are the same. At July 30, 2006, due to the Company incurring a net loss, basic and diluted weighted average number of common shares outstanding are the same.

For the three month periods ended July 29, 2007 and July 30, 2006, potential dilutive common shares issuable under options of 1,080,000 and 1,120,900, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 11.   Segment Reporting

We operate in two major business segments (i) gaming and (ii) other. The gaming segment for the period ended July 29, 2007 consists of Colorado Grande Casino, IC-BH, Route 66 Casinos, American Racing and Buena Vista Development. For the period ended July 30, 2006, the gaming segment also includes Dry Creek Casino, L.L.C.

Summarized financial information for our reportable segments is shown in the following table. The “other” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended
	July 29, 2007
	Gaming	Other	Totals
Net revenue	$1,963,475	$16,902	$1,980,377
Segment income	529,087	51,315	580,402
Segment assets	60,703,804	5,112,227	65,816,031
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	23,274,084	—	23,274,084
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
Buena Vista Development Company, L.L.C	166,063	—	166,063
Sunrise Land and Mineral Corporation	—	407,793	407,793
Depreciation and amortization	200,116	2,297	202,413
Addition to property and equipment	106,864	—	106,864
Interest expense, net	747,314	—	747,314
Income tax expense	34,564	3,352	37,916
Earnings from Isle of Capri-Black Hawk, L.L.C.	1,928,059	—	1,928,059
Loss from Buena Vista Development Company, L.L.C.	(5,106)	—	(5,106)
Loss from American Racing and Entertainment, L.L.C.	(840,367)	—	(840,367)
Earnings from Sunrise Land and Mineral Corporation	—	107,303	107,303

	As of and for the Three Months Ended
	July 30, 2006
	Gaming	Other	Totals

Net revenue	$3,474,756	$16,903	$3,491,659
Segment loss	(2,664,360)	(161,812)	(2,826,172)
Segment assets	77,470,927	5,596,101	83,067,028
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,450,410	—	21,450,410
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
American Racing and Entertainment, L.L.C.	12,175,787	—	12,175,787
Buena Vista Development Company, L.L.C	178,622	—	178,622
Sunrise Land and Mineral Corporation	—	405,190	405,190
Depreciation and amortization	260,003	2,149	262,152
Addition to property and equipment	90,618	—	90,618
Interest expense, net	862,107	—	862,107
Income tax benefit	934,364	56,745	991,109
Earnings from Isle of Capri-Black Hawk, L.L.C.	1,071,044	—	1,071,044
Earnings from Buena Vista Development Company, L.L.C.	1,869	—	1,869
Loss from American Racing and Entertainment, L.L.C.	(1,914,719)	—	(1,914,719)
Earnings from Sunrise Land and Mineral Corporation	—	26,250	26,250

Reconciliation of reportable segment assets to our consolidated totals is as follows:

July 29,
2007
Total assets for reportable segments	$65,816,031
Cash not allocated to segments	953,948
Notes receivable not allocated to segments	5,721,066
Total assets	$72,491,045

Note 12. Other Assets

Other assets consist of the following at July 29, 2007 and April 29, 2007, respectively:

	July 29, 2007	April 29, 2007

Accrued interest receivable	$4,723,610	$4,157,381
Deferred loan issue cost, net	768,690	711,061
Other assets	$5,492,300	$4,868,442

Note 13.   Commitments and Contingencies

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

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt. At July 29, 2007, we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $142,096.

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

As of the end of July 29, 2007, we have guaranteed approximately $11 million of debt for American Racing. On June 14, 2007, we sold our entire membership interest in American Racing to our partners, Southern Tier and Oneida. Based on the terms of the purchase and sale agreement we are indemnified by the purchasers should there be an obligation by us to honer the guarantee of debt or any other obligations of American Racing. In the event of nonperformance by American Racing, under the terms of the obligation, our maximum potential future payment under the guarantee will be equal to half of the loan amount owed by American Racing. As of July 29, 2007, our maximum potential future payment under this guarantee was approximately $11 million.

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

Note 14. Legal Proceedings

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 29, 2007 filed on Form 10-K with the Securities and Exchange Commission.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 29, 2007 filed on Form 10-K with the Securities and Exchange Commission.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the state of Colorado. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH. In addition, we previously owned a 40% interest in American Racing, which developed racing facilities which offer harness racing and VLTs to its gaming customers in upstate New York. Our interest decreased to 22.8% due to lack of liquidity to meet certain cash call commitments. On June 14, 2007, we sold our membership interest in American Racing. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $2.0 million and $3.5 million for the three month periods ended July 29, 2007 and July 30, 2006, respectively.

When compared to the three month period ended July 30, 2006, the three month period ended July 29, 2007 was impacted by the following items:

- Reduced equity in the loss from our interest in American Racing in fiscal 2008 compared to the same period in fiscal 2007 mainly due to one of the two facilities was in a preopening phase during the 2007 period and the other facility was only operational for horse racing for the final three weeks of the period.

- Improved earnings from IC-BH and the Colorado Grande Casino.

- Reduced corporate, legal and interest expenses.

COMPARISON OF THE THREE MONTHS ENDED JULY 29, 2007 AND JULY 30, 2006

Net revenues. Net revenues decreased 43.3%, or $1,511,000, for the three month period ended July 29, 2007 compared to the period ended July 30, 2006. In the three month period ended July 29, 2007, credit enhancement fees previously received from the River Rock Casino are no longer earned by the Company resulting in a reduction of $1,906,000. Net revenues from the Colorado Grande increased 25.5% or $395,000 of which promotional allowance increased 30.2%, or $92,700, for the three month period ended July 29, 2007 compared to the period ended July 30, 2006.

Total operating expenses. Total operating expenses decreased 25.8% or $1.1 million, for the three month period ended July 29, 2007 compared to July 30, 2006. Of the decrease, $684,600 is the result of lower legal costs related to litigation. We also experienced $525,300 of lower corporate expense due to our initiatives to reduce staffing and expenses related to non-core business.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates increased 245.9%, or $2.0 million, for the three month period ended July 29, 2007 compared to the three month period ended July 30, 2006. Earnings of IC-BH increased 80.0% or $857,000. IC-BH’s net revenues decreased 1%, or $396,000 for the three month period ended July 29, 2007 compared to the three month period ended July 30, 2006. This decrease was primarily due to a decrease in food and beverage revenues. However, the decrease was offset by a $3.0 million decrease in operating expenses. Equity in earnings of Sunrise increased $81,000 from $26,250 to $107,300 for the three month period ended July 29, 2007 compared to the three months ended July 30, 2006, respectively. During the three month period ended July 29, 2007, we recorded equity in loss of American Racing of $840,400 compared to $1.9 million for the three months ended July 30, 2006. The decrease is primarily attributable to our sale of our membership interest in American Racing as of June 14, 2007 and during the three months ended July 30, 2006, the Tioga Downs and Vernon Downs projects incurred pre-opening expenses.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable. Interest expense decreased 14.6%, or $189,000, for the three month period ended July 29, 2007 compared to the three month period ended July 30, 2006. The decrease is primarily due to a lower weighted average debt balance. Interest income decreased 8.9%, or $51,800, for the three month period ended July 29, 2007 compared to the three month period ended July 30, 2006. The decrease is primarily due to our decision to defer interest income related to one note receivable offset by a higher weighted average note receivable balance. Amortization of loan issue cost was $167,400 and $144,900 for the three month periods ended July 29, 2007 and July 30, 2006, respectively.

Net income (loss). Net income (loss) was $542,500 and ($1.8) million for the three month periods ended July 29, 2007 and July 30, 2006, respectively. The increase of $2.4 million is primarily related to the $857,000 increase in earning from IC-BH and the $1.1 million reduction of operating expenses. The effective tax rate for the three month periods ended July 29, 2007 and July 30, 2006 was 6.5% and 35.1%, respectively. The decrease in the effective tax rate is due to a 100% allowance being established at April 29, 2007 for our deferred tax assets and recording of alternative minimum taxes in the current period.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three month periods ended July 29, 2007 and July 30, 2006:

	Three Months Ended
	July 29,	July 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$(1,318,998)	$(667,670)
Investing activities	3,082,230	(2,278,698)
Financing activities	(3,612,844)	1,359,510

Operating activities. Net cash used in operating activities during the three month period ended July 29, 2007 increased to $1.3 million compared to net cash used of $668,000 during the three month period ended July 30, 2006. The $651,000 decrease in cash flow is mainly due to a reduction of payables and liabilities. During the three month period ended July 29, 2007, we received $960,000 in distributions from IC-BH. We applied the distributions from IC-BH to repay a portion of the $5.9 million note payable to IC-BH related to our purchase of the Colorado Grande Casino.

Investing activities. Net cash provided by investing activities during the three month period ended July 29, 2007 increased to $3.1 million compared to net cash used of $2.3 million for the three month period ended July 30, 2006. The increase was primarily due to the receipt of $2.2 million from the sale of American Racing and the maturity of a $1.1 million certificate of deposit held as collateral for a operating line of credit for American Racing during the three months ended July 29, 2007, compared to advancing funds on notes receivables of $1.0 million during the three months ended July 30, 2006.

Financing activities. Net cash used in financing activities during the three month period ended July 29, 2007 increased to $3.6 million compared to net cash provided by $1.4 million for the three month period ended July 30, 2006. In the three month period ended July 29, 2007, we repaid $2.2 million of our $55.0 million credit facility and $1.2 million of term loans compared to the three month period ended July 30, 2006 when we borrowed $3.0 million from our $55.0 million credit facility and repaid $823,000 on our term loans. During the three months ended July 30, 2006, we repurchased 40,800 shares of our common stock in the open market at a total purchase price of $363,000, and we distributed $369,000 to the minority interest owners of Dry Creek Casino, LLC.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- disposition of non-gaming related assets;

- debt service requirements;

- capital requirements related to future acquisitions;

- obtaining funds via long-term subordinated debt instruments; and

- working capital requirements.

At July 29, 2007, outstanding indebtedness under our revolving credit facility was $52.9 million with total indebtedness of $53.7 million. Historically, tax distributions from IC-BH, distributions from Dry Creek Casino, LLC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. However, on April 25, 2005 we executed a three year $5.9 million promissory note payable to IC-BH in connection with the purchase of the Colorado Grande Casino, and we are now using our quarterly distributions from IC-BH for the repayment of interest and principal due on this note which will continue until it is repaid in full. At July 29, 2007, the balance of the note payable to IC-BH was $336,600 which we expect will be paid in full in the second quarter of fiscal year 2008. Due to the Company having net operating tax losses, upon repayment of the note payable to IC-BH the quarterly tax distributions will be available to pay operating expenses and service a portion of our debt. Furthermore, we are in discussions with our current lender of our revolving credit facility and other prospective financial institutions to renew or refinance our $55.0 million credit facility.

At July 29, 2007, we have a $15.0 million acquisition line of credit available to us to be used should we elect to pursue the acquisition of another gaming operation.

On July 29, 2007, we had cash and cash equivalents of $954,000.

We currently expect funds generated from our operating activities, together with existing cash and cash equivalents, expected loan repayments from our notes receivable, and funds available under our Credit Facility will be adequate to fund our ongoing operating and debt service requirements.

Off-Balance Sheet Arrangements

As of July 29, 2007, we have guaranteed approximately $11 million of mortgage debt of a subsidiary of American Racing. The debt matures on March 31, 2008. On June 14, 2007 we sold our membership interest in American Racing and related entities and were indemnified by the purchasers in connection with the guarantee. In the event of nonperformance by American Racing, under the terms of the obligation, our maximum potential future payment under the guarantee will be equal to half of the loan amount owed by American Racing. As of July 29, 2007, our maximum potential future payment under this guarantee was approximately $11 million.

In addition, we have certain off-balance sheet arrangements that may affect our financial condition, liquidity and results of operations, including a guarantee of $16,000 of indebtedness of an affiliate and we have outstanding commitments to extend credit related to development opportunities in the aggregate amount of $142,096.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity price and equity prices. Our primary exposure to market risk is credit risk concentrations. We do not believe we are subject to material interest risk.

Our credit facilities are primarily fixed interest rate instruments and an interest rate change would have limited impact on our operations.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our controls and procedures were effective as of July 29, 2007.

There have not been any changes in our control over financial reporting during the three months ended July 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2007, as amended.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: September 5, 2007

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