Form 10-Q
period 2007-10-28
NEVADA GOLD & CASINOS INC
filed 2007-12-07
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended October 28, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________ to ___________________________

Commission file number 1-15517

Nevada Gold & Casinos, Inc.
(Name of issuer in its charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

50 Briar Hollow Lane
Suite 500W
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(713) 621-2245

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,939,130 as of December 3, 2007.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	October 28,	April 29,
	2007	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,584,571	$2,803,560
Restricted cash	--	1,050,000
Accounts receivable	83,502	397,145
Accounts receivable - affiliates	60,006	124,685
Prepaid expenses	576,721	474,933
Notes receivable, current portion	1,100,000	--
Notes receivable - development projects, current portion	--	1,357,904
Other current assets	48,468	55,055
Total current assets	3,453,268	6,263,282

Investments in unconsolidated affiliates	29,221,049	35,201,419
Investments in unconsolidated affiliates held for sale	347,653	400,489
Investments in development projects	398,202	323,202
Investments in development projects held for sale	3,437,931	3,914,765
Notes receivable	1,100,000	--
Notes receivable - affiliates	3,521,066	3,521,066
Notes receivable - development projects, net of current portion	19,370,641	18,012,737
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation
of $1,683,244 and $1,281,191 at October 28, 2007 and
April 29, 2007, respectively	1,777,957	2,063,026
Other assets	5,889,636	4,868,442
Total assets	$73,980,321	$80,031,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,644,452	$1,540,781
Accrued interest payable	670,056	21,211
Other accrued liabilities	145,464	378,937
Guaranty liabilities	--	4,610,000
Long-term debt, current maturities	54,544,141	2,066,518
Total current liabilities	57,004,113	8,617,447

Long-term debt, net of current maturities	17,714	55,021,031
Deferred income	159,688	8,591
Other liabilities	792,551	742,991
Total liabilities	57,974,066	64,390,060

Commitments and contingencies	--	--

Stockholders' equity:
Common stock, $0.12 par value per share; 25,000,000
shares authorized; 13,935,330 shares issued and 12,939,130
outstanding at Otober 28, 2007 and April 29, 2007	1,672,240	1,672,240
Additional paid-in capital	18,909,071	18,484,448
Retained earnings	5,632,434	5,694,088
Treasury stock, 996,200 shares at October 28, 2007 and
April 29, 2007, at cost	(10,216,950)	(10,216,950)
Accumulated other comprehensive income	9,460	7,460
Total stockholders' equity	16,006,255	15,641,286
Total liabilities and stockholders' equity	$73,980,321	$80,031,346

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
Revenues:
Casino	$1,801,832	$1,744,965	$3,695,073	$3,191,108
Food and beverage	416,816	378,585	829,011	754,318
Other	35,055	39,940	69,306	70,398
Management fee	-	97,144	40,174	97,144
Credit enhancement fee	-	2,207,460	-	4,153,546
Gross revenues	2,253,703	4,468,094	4,633,564	8,266,514
Less promotional allowances	(390,057)	(373,780)	(789,540)	(680,541)
Net revenues	1,863,646	4,094,314	3,844,024	7,585,973

Expenses:
Casino	476,641	457,827	960,185	809,976
Food and beverage	210,642	248,378	405,363	480,971
Marketing and administrative	798,898	862,466	1,500,068	1,594,867
Facility	89,635	102,728	183,621	171,511
Corporate expense	1,499,424	1,512,288	2,749,728	3,287,926
Legal expense	317,804	147,346	439,061	953,216
Depreciation and amortization	201,967	274,350	404,380	536,502
Impairment of unconsolidated affiliate	-	-	100,000	-
Write-off of notes receivable related to
Native American gaming projects	-	3,171,958	-	3,171,958
Write-off of project development cost	-	373,100	-	373,100
Other	18,244	29,812	24,323	52,409
Total operating expenses	3,613,255	7,180,253	6,766,729	11,432,436
Operating loss	(1,749,609)	(3,085,939)	(2,922,705)	(3,846,463)
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	1,953,578	(1,585,305)	3,143,468	(2,400,861)
Gain on sale of unconsolidated affiliate	-	-	1,296,423	-
Gain on sale of marketable securities	-	36,797	-	36,797
Gain on sale of assets	18,986	-	18,986	-
Gain on settlement of development project	-	-	14,500	-
Interest expense, net	(827,095)	(910,146)	(1,574,410)	(1,772,253)
Minority interest	-	(438,754)	-	(826,738)
Loss before income
tax (expense) benefit	(604,140)	(5,983,347)	(23,738)	(8,809,518)
Income tax (expense) benefit	-	2,209,216	(37,916)	3,200,325
Net loss	$(604,140)	$(3,774,131)	$(61,654)	$(5,609,193)

Per share information:
Net income (loss) per common share - basic	$(0.05)	$(0.29)	$(0.00)	$(0.43)
Net income (loss) per common share -
diluted	$(0.05)	$(0.29)	$(0.00)	$(0.43)

Basic weighted average number of common shares
outstanding	12,939,130	12,934,998	12,939,130	12,936,792
Diluted weighted average number of common shares
outstanding	12,939,130	12,934,998	12,939,130	12,936,792

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	October 28,	October 29,
	2007	2006
Cash flows from operating activities:
Net loss	$(61,654)	$(5,609,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	404,380	380,712
Amortization of capitalized development costs	--	155,790
Write-off of notes receivable	--	3,171,958
Write-off of development costs	--	373,100
Impairment of unconsolidated affiliate	100,000	--
Gain on sale of development project	(18,986)	--
Gain on settlement of development project	(14,500)	--
Gain on sale of marketable securities	--	(36,797)
Stock-based compensation	225,037	148,830
Resticted stock compensation	--	97,749
Amortization of deferred loan issuance costs	342,240	297,240
Minority interest	--	826,738
Distributions from unconsolidated affiliates	1,702,000	1,261,000
(Earnings) loss from unconsolidated affiliates	(3,143,468)	2,400,861
Gain on sale of unconsolidatd affiliate	(1,296,423)	--
Deferred income tax benefit	--	(3,200,325)
Changes in operating assets and liabilities:
Receivables and other assets	(1,202,288)	(1,460,738)
Accounts payable and accrued liabilities	919,286	625,130
Net cash used in operating activities	(2,044,376)	(567,945)
Cash flows from investing activities:
Capitalized development costs	(60,500)	(230,161)
Advances on development projects held for sale	(3,979)	--
Purchase of property and equipment	(119,513)	(221,286)
Net proceeds from sale of marketable securities	--	151,875
Advances on notes receivable	--	(219,609)
Advances on notes receivable - affiliates	--	(1,600,000)
Collections of notes receivable - affiliates	--	200,000
Proceeds from the sale of an unconsolidated affiliate	2,210,073	--
Proceeds from the sale of development projects	500,000	--
Maturity of (investment in) restricted cash	1,050,000	(1,050,000)
Net cash provided by (used in) investing activities	3,576,081	(2,969,181)
Cash flows from financing activities:
Repayment on term loans	(1,875,694)	(1,394,355)
(Repayments) borrowings on credit facilities, net	(650,000)	3,000,000
Deferred loan issuance costs	(225,000)	(90,000)
Acquisition of treasury stock	--	(435,281)
Cash proceeds from exercise of stock options	--	8,250
Cash distribution to minority interest owners	--	(836,051)
Net cash provided by (used in) financing activities	(2,750,694)	252,563

Net decrease in cash and cash equivalents	(1,218,989)	(3,284,563)
Cash and cash equivalents at beginning of period	2,803,560	4,296,154
Cash and cash equivalents at end of period	$1,584,571	$1,011,591

Supplemental cash flow information:
Cash paid for interest	$1,610,866	$2,191,449

Income tax payments	$37,916	$--

Non-cash financing activities:
Restricted common stock issued for services	$--	$97,750
Note receivable converted into equity investment in American Racing	$--	$1,400,000
Indemnification of guaranty liability	$4,610,000	$--
Issuance of stock options in settlement of severance obligation	$199,587	$--
Issuance of note receivable to purchasers of unconsolidated affiliate	$2,200,000	$--
Unrealized gain on marketable securities	$2,000	$10,692

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at October 28, 2007 and April 29, 2007, Consolidated Statements of Operations for the three and six month periods ended October 28, 2007 and October 29, 2006, and Consolidated Statements of Cash Flows for the six months ended October 28, 2007 and October 29, 2006. The financial statements and related footnotes as of and for the periods ended October 28, 2007 and October 29, 2006 are unaudited. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 29, 2007 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 28, 2007 are not necessarily indicative of the results expected for the full year.

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

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Fiscal year 2008 commenced on April 30, 2007 and ends on April 27, 2008. The quarterly periods herein ended on October 28, 2007 and October 29, 2006, respectively.

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

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Food and beverage	$155,324	$161,118	$316,867	$290,920
Other	2,638	4,024	3,892	9,227
Total cost of complimentary services	$157,962	$165,142	$320,759	$300,147

Implementation of New Accounting Policies

On April 30, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax provisions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties associated with income taxes as interest expense. At October 28, 2007, we had no material uncertain tax positions and the tax years 2004 through 2006 remained open to review by federal and various state tax jurisdictions.

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

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of October 28, 2007, the amount of consolidated retained earnings which represent undistributed earnings from our unconsolidated affiliates is approximately $29 million. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net Ownership				Equity in Earnings (Loss)		Equity in Earnings (Loss)
	Interest		Investment		Three Months Ended		Six Months Ended
	October 28,	April 29,	October 28,	April 29,	October 28,	October 29,	October 28,	October 29,
Unconsolidated affiliates:	2007	2007	2007	2007	2007	2006	2007	2006
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	43	43	$24,546,901	$22,306,025	$2,014,817	$546,929	$3,942,876	$1,617,973
Route 66 Casinos, L.L.C. (2)	51	51	4,509,183	4,509,183	--	--	--	--
American Racing and Entertainment, LLC (3)	--	23	--	8,215,042	--	(2,135,917)	(840,368)	(4,050,636)
Buena Vista Development Company, LLC (4)	40	35	164,965	171,169	(1,098)	(2,567)	(6,204)	(698)
Sunrise Land and Mineral Corporation (5)	50	50	347,653	400,489	(60,141)	6,250	47,164	32,500
Restaurant Connections International, Inc. (6)	34	34	--	--	--	--	--	--
Total investments in unconsolidated affiliates			$29,568,702	$35,601,908
Total earnings (loss) from unconsolidated affiliates					$1,953,578	$(1,585,305)	$3,143,468	$(2,400,861)

(1)	Separate financial statements for this entity are included herein.
(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. See Note 14.

(3)
Represents our equity investment in a racing and gaming development project. On June 14, 2007 we sold our membership interest to two of our partners. Equity in loss recorded for the six months ended October 28, 2007 includes the period of April 1, 2007 through June 14, 2007.

(4)	This is an investment in a gaming development project. At May 5, 2007, our ownership interest increased to 40%.
(5)
Represents our equity investment in a real estate investment and development project. This asset is held for sale and has been presented accordingly on the balance sheet as of October 28, 2007 and April 29, 2007.

(6)	Investment in RCI was reduced to zero in fiscal year 2000. This asset is held for sale as of October 28, 2007.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership		Capitalized Development Costs
	Interest		Investment
	October 28	April 29,	October 28	April 29,
Development Projects:	2007	2007	2007	2007
	(Percent)

Gold Mountain Development, L.L.C. (1)	100	100	$3,437,931	$3,433,953
Goldfield Resources, Inc. (2)	--	100	-	480,812
Other (3)			398,202	323,202
Total investments- development projects			$3,836,133	$4,237,967

(1)
Acquisition and development costs incurred for approximately 270 acres of real property in the vicinity of Black Hawk, Colorado. This asset is held for sale and has been presented accordingly on the balance sheet as of October 28, 2007 and April 29, 2007.

(2)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999. We sold this asset on October 18, 2007.
(3)	Development cost incurred for other development projects.

Isle of Capri - Black Hawk, L.L.C.

As of October 28, 2007, Isle of Capri - Black Hawk, L.L.C. (“IC-BH”) owned and operated two casinos in the state of Colorado. Isle of Capri, Inc. operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. The separate IC-BH consolidated balance sheets as of October 28, 2007 and April 29, 2007 and consolidated statements of income for the three and six months ended October 28, 2007 and October 29, 2006 are as follows:

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheets
(unaudited)

	October 28,	April 29,
	2007	2007
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$13,708	$14,829
Accounts receivable - trade, net	360	493
Accounts receivable - member	45	53
Deferred income taxes	317	295
Inventories	1,236	1,160
Note receivable - member	-	1,273
Prepaid expenses and other	3,037	680
Total current assets	18,703	18,783

Property and equipment, net	230,359	232,771
Deferred financing costs, net of accumulated amortization	1,722	1,312
Deferred income taxes asset	8,319	6,035
Goodwill and other intangible assets	26,865	26,865
Prepaid deposits and other	464	858
Total assets	$286,432	$286,624

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,037	$2,033
Accounts payable - trade	1,833	2,023
Accounts payable - related	2,706	3,153
Accrued liabilities:
Interest	1,409	1,721
Payroll and related expenses	4,202	4,285
Property, gaming and other taxes	6,477	4,240
Progressive jackpot and slot club awards	2,134	2,437
Other	530	735
Total current liabilities	21,328	20,627

Long-term liabilities:
Long-term debt, less current maturities	193,445	201,865
Deferred income tax liability	2,284	-
Other long-term liabilities	1,022	923
Total long-term liabilities	196,751	202,788
Total liabilities	218,079	223,415
Members’ equity	68,353	63,209
Total liabilities and members' equity	$286,432	$286,624

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
Revenues	(in thousands)		(in thousands)
Casino	$41,955	$43,403	$84,161	$85,858
Rooms	2,679	2,918	5,175	5,684
Food, beverage and other	4,613	4,706	9,076	9,891
Gross revenues	49,247	51,027	98,412	101,433
Less promotional allowances	(9,946)	(11,524)	(19,892)	(22,316)
Net revenues	39,301	39,503	78,520	79,117

Operating expenses
Casino	5,320	6,942	10,775	13,074
Gaming taxes	8,084	8,410	16,246	16,711
Rooms	501	514	1,054	1,029
Food, beverage and other	802	863	1,644	2,128
Facilities	1,729	2,080	3,561	4,148
Marketing and administrative	8,783	10,607	17,258	20,787
Management fees	1,853	1,789	3,706	3,534
Depreciation and amortization	3,997	4,025	7,968	7,945
Total operating expenses	31,069	35,230	62,212	69,356

Operating income	8,232	4,273	16,308	9,761
Interest expense, net	(3,769)	(3,772)	(7,445)	(7,443)
Income before income taxes	4,463	501	8,863	2,318
Income tax benefit	294	772	376	1,444
Net income	$4,757	$1,273	$9,239	$3,762

American Racing and Entertainment, L.L.C.

Summarized financial information for the period from April 1, 2007 to June 14, 2007 and the six months ended September 30, 2006, respectively, for American Racing and Entertainment, LLC is presented below:

	For the Periods Ended,
	June 14, 2007	September 30, 2006
	(in thousands)
Gross Revenue	$18,497	$15,873
Total Expenses	21,852	26,004
Minority Interest	(213)	(5)
Net loss	$(3,142)	$(10,126)

On June 14, 2007, we sold our 22.8% membership interest in American Racing and Entertainment, L.L.C. (“American Racing”) to our partners, Southern Tier Acquisition II, LLC (“Southern Tier”) and Oneida Entertainment, LLC (“Oneida”). The Company will receive three payments totaling $4.3 million for its membership interest: $2.1 million cash was received upon closing, $1.1 million will be received in June 2008 and $1.1 million in June 2009. The transaction also included the July 12, 2007 release of a certificate of deposit of approximately $1.1 million pledged by us on behalf of American Racing. In connection with the sale, we have terminated our Management Agreements with Tioga Downs and Vernon Downs and received approximately $110,000 in management fees due at that time. In addition, we were indemnified by the purchasers in connection with the guarantee of approximately $11 million of debt or any other obligations of American Racing. Our percentage of the financial results of American Racing’s continued to be reflected as part of equity in earnings of unconsolidated subsidiaries through June 14, 2007.

Note 5.   Notes Receivable

Notes Receivable

Southern Tier Acquisition II, LLC

On June 14, 2007 we sold our membership interest of American Racing to two of our former partners, Southern Tier and Oneida. At October 28, 2007, we had a note receivable of $1,100,000 from Southern Tier. The note bears interest of 5% per annum. Principal payments of $550,000 are due on June 14, 2008 and June 14, 2009. Unpaid interest is payable in full on June 14, 2009.

Oneida Entertainment, LLC

On June 14, 2007 we sold our membership interest of American Racing to two of our former partners, Southern Tier and Oneida. At October 28, 2007, we had a note receivable of $1,100,000 from Oneida. The note bears interest of 5% per annum. Principal payments of $550,000 are due on June 14, 2008 and June 14, 2009. Unpaid interest is payable in full on June 14, 2009.

Notes Receivable - Affiliates

Clay County Holdings, Inc.

At October 28, 2007, we had a note receivable of $1,741,621 from Clay County Holdings, Inc. ("CCH"). The note bears interest at 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments were due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, were due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International (“RCI”). The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. At the time of the extension of credit to CCH, CCH was the largest shareholder of the Company, beneficially owning approximately 16% of our outstanding stock and the President of CCH is the son-in-law of H. Thomas Winn who resigned as Chairman of the Company effective July 6, 2007.

CCH failed to make the principal payments, plus interest due on July 31, 2007 in the amount of $521,037. The Company has sent CCH a Notice of Default and initiated collections. Under the terms of the note, CCH had until September 10, 2007 to cure the Default at which time the entire principal amount plus accrued interest became due at the option of the Company. RCI is currently for sale. We have classified this receivable as long-term until a binding agreement to sell RCI has been executed.

Service Interactive, Inc.

At October 28, 2007, we had a note receivable of $1,779,445 from Service Interactive, Inc. ("SI"). The note bears interest of 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments were due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, were due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and our former director was involved in SI.

SI failed to make the principal payments, plus interest due on July 31, 2007 in the amount of $527,924. The Company has sent SI a Notice of Default and initiated collections. Under the terms of the note, SI had until September 10, 2007 to cure the Default at which time the entire principal amount plus accrued interest became due at the option of the Company. RCI is currently for sale. We have classified this receivable as long-term until a binding agreement to sell RCI has been executed.

Notes Receivable - Development Projects

At October 28, 2007, we had notes receivable of $19.4 million related to the development of gaming/entertainment projects. Through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we own a 40% interest in Buena Vista Development and have a $14.8 million note receivable from Buena Vista Development. This note bears interest at a rate of prime plus 1%.

In addition, $3.2 million is represented by notes receivable from Big City Capital, LLC, a third party. The notes bear interest at a rate of 10% and are payable on or before ten years from the date of the notes, with earlier repayment required out of cash flow from operation of such gaming/entertainment project. A portion of the notes receivable are guaranteed by an individual independent of us. Beginning the quarter ended July 29, 2007, we have decided to record the interest on this note as deferred interest on our balance sheet, rather than interest income, until such time we can confirm our ability to collect additional interest.

In addition to these two notes we also made loans to the La Jolla Band Indian (“the La Jolla Band”) tribe which has an outstanding balance of $1.4 million at October 28, 2007. This note bears an interest rate of 8.5% per annum with a maturity date based on the earlier of August 9, 2007 or the receipt of permanent project financing. The La Jolla Band failed to pay the note plus interest due on August 9, 2007. We are currently in negotiations to settle the amount of principal and accrued interest totaling $1,587,000, with the La Jolla Band. As of October 28, 2007, we have classified this as a non-current asset until settlement terms are finalized which may include design, development and pre-opening fees.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Note 6.   Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations are as follows:

	October 28,	April 29,
	2007	2007

$55.0 million Revolving Credit Facility, 8.5% interest, maturing	$54,350,000	$55,000,000
September 2008
$5.9 million Note Payable, LIBOR plus 450 basis points interest, quarterly payment equal to distribution from IC-BH until it is
paid in full	-	1,272,672
$2.0 million Note Payable, LIBOR plus 425 basis points interest, monthly principal payments of $100,000 with final payment due in
January 2008	186,484	786,484
Automobile Loan, 7.5% interest, amortizing for 60 months with
final payment due in October 2010	25,371	28,393
Total	54,561,855	57,087,549
Less: current maturities	(54,544,141)	(2,066,518)
Total long-term financing obligations	$17,714	$55,021,031

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

On May 24, 2007, we announced that we entered into a commitment letter agreement for a term loan facility in the maximum amount of $15 million (the “Loan Facility”). The commitment letter will terminate on the second anniversary of the issuance and any amounts drawn shall be payable in full three years from the date such funds are drawn. The Loan Facility has been structured as an acquisition line to be drawn upon for a to-be-determined acquisition or acquisitions acceptable to the Company and the lender, based on standard legal and financial due diligence and will be guaranteed on a senior secured basis by all the Company’s affiliates that are not borrowers under the Loan Facility. No funds have been drawn as of October 28, 2007. We paid $225,000 of fees to the lender upon execution of this agreement which is being amortized on a straight line basis to interest expense over the term of the agreement.

Note 7.   Stock-Based Compensation

Adoption of SFAS 123(R)

At October 28, 2007, the Company had a share-based compensation plan, which is described below.  Prior to May 1, 2006, we accounted for the plan under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in our Consolidated Statements of Operations prior to May 1, 2006, as all options granted under the plan had an exercise price equal to or more than the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized during the three and six months ended October 28, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. For the three and six months ended October 28, 2007, we granted 420,000 and 620,000 stock options, respectively, and 28,500 previously issued stock options vested during the three and six months period ended October 28, 2007. Total share-based compensation expense included in our Consolidated Statements of Operations for the three and six months ended October 28, 2007 and October 29, 2006 are presented in the following table:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	October 28, 2007		October 29, 2006
Stock options	$179,309	$225,037	$115,203	$148,830
Less: Related tax benefit	-	-	(42,015)	(54,279)
Total share-based compensation expense, net of tax	$179,309	$225,037	$73,188	$94,551

As a result of adopting SFAS No. 123(R) on May 1, 2006, our loss before income taxes and net loss were higher by $179,309 and $225,037, respectively, for the three and six months ended October 28, 2007 and our loss before income tax benefits and net loss were higher by $115,203 and $148,830, for the three and six months ended October 29, 2006, respectively, than if we had continued to account for share-based compensation under APB No. 25.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows. Only benefits that resulted in cash savings are recorded.

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at October 28, 2007, 236,099 shares were available for grant. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

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

A summary of activity under the Company’s share-based payment plans for the six months ended October 28, 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 29, 2007	880,000	$8.50
Granted	620,000	1.77
Exercised	-	-
Forfeited or expired	-	-

Outstanding at October 28, 2007	1,500,000	$5.72	3.5	$-

Exercisable at October 28, 2007	890,000	$7.73	2.3	$-

The total intrinsic value of stock exercised during the six month periods ended October 28, 2007 and October 29, 2006 was $0 and $10,737, respectively. As of October 28, 2007, there was a total of $487,325 of unamortized compensation related to stock based awards, which cost is expected to be recognized over a weighted-average period of 1.25 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

Six Months Ended October 28, 2007

Expected volatility	82.1%
Expected term	2.5
Expected dividend yield	-
Risk-free interest rate	4.10%
Forfeiture rate	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Restricted Stock Grants

The Company did not issue any restricted common stock during the six months ended October 28, 2007. During the six months ended October 29, 2006, we issued 15,000 shares of our restricted common stock to a financial consulting firm for their consulting services. The 15,000 shares of restricted stock were recognized as a consulting expense based on the fair value of our common stock on the dates of issuance. The total expenses recorded were $97,749.

Note 8. Stockholders’ Equity

Stock Repurchase

We did not repurchase any shares of common stock during the six months ended October 28, 2007. During the six months ended October 29, 2006, we repurchased 54,200 shares of common stock at a total cost of $435,281.

Note 9. Comprehensive Income

Comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net loss	$(604,140)	$(3,774,131)	$(61,654)	$(5,609,193)
Other comprehensive loss
Unrealized gain (loss) on securities
available for sale, net of tax	--	(6,111)	2,000	10,692
Comprehensive loss	$(604,140)	$(3,780,242)	$(59,654)	$(5,598,501)

Note 10.   Computation of Earnings Per Share

For the three and six month periods ended October 28, 2007 and October 29, 2006, potential dilutive common shares issuable under options of 1,500,000 and 1,218,800, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

At October 28, 2007, due to the current market value of the Company’s common stock or because of the Company incurring a net loss, the Company had no common stock equivalents that were deemed to be dilutive thus the basic and diluted weighted average common stock outstanding are the same. At October 29, 2006, due to the Company incurring a net loss, basic and diluted weighted average common shares outstanding are the same.

Note 11.   Segment Reporting

We operate in two major business segments (i) gaming and (ii) other. The gaming segment for the three month period ended October 28, 2007 consists of Colorado Grande Casino, IC-BH, Route 66 Casinos and Buena Vista Development. For the six month period ended October 28, 2007, the gaming segment also included American Racing through June 14, 2007. The gaming segment for the three and six month periods ended October 29, 2006 consists of Colorado Grande Casino, IC-BH, DCC, Route 66 Casinos, American Racing and Buena Vista Development.

Summarized financial information for our reportable segments is shown in the following table. The “other” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended October 28, 2007
	Gaming	Other	Totals

Net revenue	$1,846,743	$16,903	$1,863,646
Segment loss	(378,270)	(225,870)	(604,140)
Segment assets	62,278,280	4,396,404	66,674,684
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	24,546,901	--	24,546,901
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
Buena Vista Development Company, L.L.C	164,965	--	164,965
Sunrise Land and Mineral Corporation	--	347,653	347,653
Depreciation and amortization	199,684	2,283	201,967
Additions to property and equipment	12,650	--	12,650
Interest expense, net	827,095	--	827,095
Income tax benefit	--	--	-
Earnings from Isle of Capri-Black Hawk, L.L.C.	2,014,817	--	2,014,817
Loss from Buena Vista Development Company, L.L.C.	(1,098)	--	(1,098)
Loss from Sunrise Land and Mineral Corporation	--	(60,141)	(60,141)

	As of and for the Three Months Ended October 29, 2006
	Gaming	Other	Totals

Net revenue	$4,077,412	$16,902	$4,094,314
Segment loss	(5,694,385)	(288,962)	(5,983,347)
Segment assets	72,996,401	5,325,806	78,322,207
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,503,339	--	21,503,339
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	11,439,870	--	11,439,870
Buena Vista Development Company, L.L.C	176,055	--	176,055
Sunrise Land and Mineral Corporation	--	411,440	411,440
Depreciation and amortization	272,086	2,264	274,350
Additions to property and equipment	130,668	--	130,668
Interest expense, net	910,146	--	910,146
Income tax benefit (expense)	2,102,523	106,693	2,209,216
Earnings from Isle of Capri-Black Hawk, L.L.C.	546,929	--	546,929
Loss from Buena Vista Development Company, L.L.C.	(2,567)	--	(2,567)
Loss from American Racing and Entertainment, L.L.C.	(2,135,917)	--	(2,135,917)
Earnings from Sunrise Land and Mineral Corporation	--	6,250	6,250

	As of and for the Six Months Ended October 28, 2007
	Gaming	Other	Totals

Net revenue	$3,810,219	$33,805	$3,844,024
Segment income (loss)	150,817	(174,555)	(23,738)
Segment assets	62,278,280	4,396,404	66,674,684
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	24,546,901	--	24,546,901
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
Buena Vista Development Company, L.L.C	164,965	--	164,965
Sunrise Land and Mineral Corporation	--	347,653	347,653
Depreciation and amortization	399,800	4,580	404,380
Additions to property and equipment	119,514	--	119,514
Interest expense, net	1,574,410	--	1,574,410
Income tax expense	34,564	3,352	37,916
Earnings from Isle of Capri-Black Hawk, L.L.C.	3,942,876	--	3,942,876
Loss from Buena Vista Development Company, L.L.C.	(6,204)	--	(6,204)
Loss from American Racing and Entertainment, L.L.C.	(840,368)	--	(840,368)
Earnings from Sunrise Land and Mineral Corporation	--	47,164	47,164

	As of and for the Six Months Ended October 29, 2006
	Gaming	Other	Totals

Net revenue	$7,552,168	$33,805	$7,585,973
Segment loss	(8,358,745)	(450,773)	(8,809,518)
Segment assets	72,996,401	5,325,806	78,322,207
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,503,339	--	21,503,339
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	11,439,870	--	11,439,870
Buena Vista Development Company, L.L.C	176,055	--	176,055
Sunrise Land and Mineral Corporation	--	411,440	411,440
Depreciation and amortization	532,089	4,413	536,502
Additions to property and equipment	221,286	--	221,286
Interest expense, net	1,772,253	--	1,772,253
Income tax benefit (expense)	3,036,568	163,757	3,200,325
Earnings from Isle of Capri-Black Hawk, L.L.C.	1,617,973	--	1,617,973
Loss from Buena Vista Development Company, L.L.C.	(698)	--	(698)
Loss from American Racing and Entertainment, L.L.C.	(4,050,636)	--	(4,050,636)
Earnings from Sunrise Land and Mineral Corporation	--	32,500	32,500

Reconciliation of reportable segment assets to our consolidated totals is as follows:

October 28,
2007

Total assets for reportable segments	$66,674,684
Cash and restricted cash not allocated to segments	1,584,571
Notes receivable not allocated to segments	5,721,066
Total assets	$73,980,321

Note 12. Other Assets and Other Liabilities

Other assets consist of the following at October 28, 2007 and April 29, 2007, respectively:

	October 28, 2007	April 29, 2007

Accrued interest receivable	$5,295,816	$4,157,381
Deferred loan issue cost, net	593,820	711,061
Other assets	$5,889,636	$4,868,442

Deferred interest income is recorded as unearned and totals $160,000 and $9,000 respectively. Deferred interest will be recognized as interest income when it is determined that such interest will be collectible.

Note 13.   Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on February 29, 2012. The monthly rent expense is approximately $28,000 per month. As of November 15, 2007 we terminated this lease arrangement at no cost to us. As of November 15, 2007 we have rented office space in Houston, Texas, until March 31, 2008 with an option to extend the lease until March 31, 2009. The monthly rent expense under the new lease arrangement is approximately $7,200 per month.

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

As of the end of October 28, 2007, we have guaranteed approximately $11 million of debt for American Racing. On June 14, 2007, we sold our entire membership interest in American Racing to our partners, Southern Tier and Oneida. Based on the terms of the Purchase and Sale Agreement we are indemnified by the purchasers should there be an obligation by us to honor the guarantee of debt or any other obligations of American Racing. In the event of nonperformance by American Racing, under the terms of the obligation, our maximum potential future payment under the guarantee will be equal to half of the loan amount owed by American Racing. As of October 28, 2007, our maximum potential future payment under this guarantee was approximately $11 million.

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

Note 15. Subsequent Events

On November 13, 2007, we announced that we reached an agreement to acquire the Horizon Casino Hotel in Vicksburg, Mississippi, for approximately $35 million which equates to a multiple of approximately 5.6 times trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”) as of the period ended September 30, 2007. The Horizon Casino Hotel is a 297 foot-long, 36,000 square foot riverboat designed in the spirit of the traditional 1800s riverboat historically found on the Mississippi River and includes a 117 room hotel. The casino provides approximately 700 slot and video poker machines. The casino also offers a variety of table games such as black jack, roulette, craps, and three card poker. Closing of the acquisition is anticipated to occur in the first quarter of fiscal year 2009 and is subject to customary closing conditions, including licensing and necessary lease transfers, among other conditions.

On November 13, 2007, we announced that we reached an agreement to sell our 43% membership interest in the IC-BH to Isle of Capri Casinos (“ISLE”), which currently owns the remaining 57% interest. Under the terms of the agreement, ISLE has agreed to pay us $64.6 million which equates to a multiple of approximately 8.1 times trailing twelve months EBITDA as of the period ended September 30, 2007. Closing of the transaction is anticipated to occur in the fourth quarter of this fiscal year and is subject to approval from our shareholders as well as customary closing conditions.

On November 13, 2007, we announced that we entered into an agreement with our senior lender to amend our credit facility. Pursuant to the agreement, and as a result of our selling of our interest in IC-BH, we will pay down approximately $38.8 million of the credit facility once the IC-BH transaction closes. In addition, $13 million of the proceeds will be placed in an investment fund for use by us in future acquisitions. The investment funds will be restricted by the senior lender as to their use. The amendment also extends the term of the credit facility to June 30, 2010 contingent on the sale of our interest in IC-BH.

On November 13, 2007, we signed a $2 million note payable with our senior lender. The proceeds were deposited into an escrow account as deposit for our acquisition of the Horizon Casino Hotel. On November 16, 2007, the $2 million note was repaid to our senior lender from a $2 million deposit we received from ISLE as part of the sale noted above.

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

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the state of Colorado. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH. In addition, we previously owned a 40% interest in American Racing, which developed racing facilities which offer harness racing and VLTs to its gaming customers in upstate New York. Our interest decreased to 22.8% due to lack of liquidity to meet certain cash call commitments. On June 14, 2007, we sold our membership interest in American Racing. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $1.9 million and $3.8 million for the three and six month periods ended October 28, 2007 as compared to $4.1 million and $7.6 million for the three and six month periods ended October 29, 2006, respectively.

When compared to the three month period ended October 29, 2006, the three month period ended October 28, 2007 was impacted by the following items:

- Elimination of our equity in the loss from our interest in American Racing in fiscal 2008 compared to the same period in fiscal 2007 due to sale of American Racing as of June 14, 2007.

- Elimination of credit enhancement fees from the River Rock Casino, and related minority interest, due to a cash buyout of the contract.

- Improved earnings from IC-BH and the Colorado Grande Casino.

- Reduced corporate overhead and interest expenses.

- Write-off $3.5 million of notes receivable and development costs related to gaming projects during the three month period ended October 29, 2006.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 28, 2007 AND OCTOBER 29, 2006

Net revenues. Net revenues decreased 54.5%, or $2,231,000, for the three month period ended October 28, 2007 compared to the three period ended October 29, 2006. In the three month period ended October 28, 2007, credit enhancement fees previously received from the River Rock Casino are no longer earned by the Company resulting in a reduction of $2,207,000. Net revenues from the Colorado Grande increased 4.1% or $74,000 for the three month period ended October 28, 2007 compared to the three month period ended October 29, 2006. Also, in the three month period ended October 29, 2006, we accrued $97,000 of management fees from American Racing.

Total operating expenses. Total operating expenses decreased 49.7% or $3.6 million, for the three month period ended October 28, 2007 compared to the three month period ended October 29, 2006. The decrease is primarily the result of $3.5 million write-off of notes receivable and project development costs related to Native American gaming projects during the three months ended October 29, 2006. The remaining difference is primarily due to lower corporate expenses.

Earnings (loss) from unconsolidated affiliates. Earnings (loss) from unconsolidated affiliates increased 223%, or $3.5 million, for the three month period ended October 28, 2007 compared to the three month period ended October 29, 2006. Earnings of IC-BH increased 268% or $1.5 million. IC-BH’s net revenues decreased $202,000 for the three month period ended October 28, 2007 compared to the three month period ended October 29, 2006. This decrease was primarily due to a decrease of casino revenues. However, the decrease was offset by an 11.8%, or $4.2 million decrease in operating expenses. We sold our interest in American Racing on June 14, 2007 but during the three month period ended October 29, 2006, we recorded equity in losses of American Racing of $2.1 million which was primarily attributable to preopening expenses related to the Tioga Downs and Vernon Downs projects.

Interest expense, net. Interest expense, net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable. Interest expense decreased 14.8%, or $201,000, for the three month period ended October 28, 2007 compared to the three month period ended October 29, 2006. The decrease is primarily due to a lower weighted average debt balance. Interest income decreased 15.9%, or $96,000, for the three month period ended October 28, 2007 compared to the three month period ended October 29, 2006. The decrease is primarily due to our decision to defer interest income related to one note receivable offset by a higher weighted average note receivable balance. Amortization of loan issue cost was $175,000 and $152,000 for the three month periods ended October 28, 2007 and October 29, 2006, respectively.

Net loss. Net loss was $0.6 million and $3.8 million for the three month periods ended October 28, 2007 and October 29, 2006, respectively. The improvement of $3.2 million is primarily related to the $3.5 million write-off of notes receivable and project development costs. The decrease in the effective tax rate is due to a 100% allowance being established at April 29, 2007 for our deferred tax assets.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 28, 2007 AND OCTOBER 26, 2006

Net revenues. Net revenues decreased 49.3%, or $3.7 million, for the six month period ended October 28, 2007 compared to the six month period ended October 29, 2006. In the six month period ended October 28, 2007, credit enhancement fees previously received from the River Rock Casino are no longer earned by the Company due to settlement of this contract during January 2006, resulting in a reduction of net revenues of $4.2 million. Net revenues from the Colorado Grande increased 14.0% or $469,000 for the six month period ended October 28, 2007 compared to the six month period ended October 29, 2006. Also, in the six month period ended October 28, 2007, we accrued $40,000 of management fees from American Racing compared to $97,000 for the six month period ended October 29, 2006.

Total operating expenses. Total operating expenses decreased 40.8% or $4.7 million, for the six month period ended October 28, 2007 compared to the six month period ended October 29, 2006. During the six months ended October 28, 2007, operating expenses excluding write-offs decreased $1.2 million due to our initiatives to reduce staffing and expenses related to non-core business. During the six months ended October 29, 2006, we recorded a total of $3.5 million write-off of notes receivable and project development cost related to Native American gaming projects which we are no longer pursuing.

Earnings (loss) from unconsolidated affiliates. Earnings (loss) from unconsolidated affiliates increased 231%, or $5.5 million, for the six month period ended October 28, 2007 compared to the six month period ended October 29, 2006. Earnings of IC-BH increased 143% or $2.3 million. IC-BH’s net revenues decreased $597,000 for the six month period ended October 28, 2007 compared to the six month period ended October 29, 2006. This decrease was primarily due to a decrease of casino revenues. However, the decrease was offset by a $7.1 million decrease in operating expenses. During the six month period ended October 28, 2007, we recorded equity in losses of American Racing of $0.8 million as compared to $4.0 million during the six month period ended October 29, 2006 primarily due to our sale of American Racing as of June 14, 2007.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense decreased 14.7%, or $390,000 for the six month period ended October 28, 2007 compared to the six month period ended October 29, 2006. The decrease is primarily due to a lower weighted average debt balance. Interest income decreased 12.5%, or $147,000, for the six month period ended October 28, 2007 compared to the six month period ended October 29, 2006. The decrease is primarily due to our decision to defer interest income related to one note receivable offset by higher weighted average note receivable balance. Amortization of loan issue costs was $342,000 and $297,000 for the six month periods ended October 28, 2007 and October 29, 2006, respectively.

Net loss. Net loss was $62,000 and $5.6 million for the six month periods ended October 28, 2007 and October 29, 2006, respectively. The improvement of $5.5 million is primarily related to the $2.3 million increase in earnings from IC-BH, the $3.2 million reduced loss from American Racing, a $1.3 million gain on the sale of American Racing, offset by the elimination of $4.2 million of net credit enhancement and management fees, the $3.5 million of write-off of notes receivable and project development costs during the six months ended October 29, 2006, elimination of $3.2 million of tax benefits recorded during the six months ended October 29, 2006, all offset by $0.5 million improved operating results at the Colorado Grande Casino and $1.1 million of reduced corporate and other operating expenses. The decrease in the effective tax rate is due to a 100% allowance being established at April 29, 2007 for our deferred tax assets and recording of alternative minimum taxes during the current period.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 28, 2007 and October 29, 2006:

	Six Months Ended
	October 28,	October 29,
	2007	2006
Net cash provided by (used in):
Operating activities	$(2,044,376)	$(567,945)
Investing activities	3,576,081	(2,969,181)
Financing activities	(2,750,694)	252,563

Operating activities. Net cash used in operating activities during the six month period ended October 28, 2007 increased to $2,044,000 compared to $568,000 during the six month period ended October 29, 2006. The $1.5 million decrease in cash flow is mainly due to the elimination of credit enhancement fees from the River Rock Casino. During the six month period ended October 29, 2006, we received $4.2 million of credit enhancement fees from River Rock Casino. During the six months ended October 28, 2007 we received $1.7 million in distributions from IC-BH compared to $1.3 million for the six months ended October 29, 2006. During the six months ended October 29, 2006, we applied the distributions from IC-BH to repay a portion of the $5.9 million note payable to IC-BH related to our purchase of the Colorado Grande Casino. During the six months ended October 28, 2007 we fully repaid the $5.9 million note by applying $1.3 million of the distributed funds and retained $400,000.

Investing activities. Net cash provided by (used in) investing activities during the six month period ended October 28, 2007 increased by $6.5 million compared to the six month period ended October 29, 2006. The increase was primarily due to the sale of non-core assets and the decrease in the amount of loans made to gaming projects and affiliates.

Financing activities. Net cash provided by (used in) financing activities during the six month period ended October 28, 2007 decreased by $3.0 million compared to the six month period ended October 29, 2006. In the six month period ended October 28, 2007, we have repaid $650,000 of our $55.0 million credit facility compared to receiving $3.0 million in borrowings in the six month period ended October 29, 2006. We also repaid $1.9 million on our term loans during the six months ended October 28, 2007 compared to $1.4 million during the six months ended October 29, 2006.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- disposition of non-gaming related assets;
- debt service requirements;
- capital requirements related to future acquisitions;
- obtaining funds via long-term subordinated debt instruments; and
- working capital requirements.

At October 28, 2007, outstanding indebtedness under our revolving credit facility was $54.35 million with total indebtedness of $54.6 million. Historically, tax distributions from IC-BH, distributions from Dry Creek Casino, LLC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. However, on April 25, 2005 we executed a three year $5.9 million promissory note payable to IC-BH in connection with the purchase of the Colorado Grande Casino, and were using our quarterly distributions from IC-BH for the repayment of interest and principal due on this note until September 2007 at which time the note was fully repaid. Due to the Company having net operating tax losses, future quarterly tax distributions from IC-BH will be available to pay operating expenses and service a portion of our debt until such time as our sale of our interest of IC-BH is completed (See Note 15). Furthermore, on November 13, 2007 we restructured our revolving credit facility with our current lender to extend the maturity date until June 30, 2010 contingent on the sale of our interest in IC-BH and the acquisition of the Horizon Casino Hotel (See Note 15). If the sale of our interest in IC-BH does not occur we will have to renegotiate our credit facility with our current senior lender or seek alternative financing to replace the $55 million Credit Facility by the original maturity date of September 30, 2008.

On October 28, 2007, we had cash and cash equivalents of $1,585,000.

We currently expect funds generated from our operating activities, tax distributions from the IC-BH, proceeds from the sale of our interest in IC-BH, together with existing cash and cash equivalents, expected loan repayments from our notes receivable, and funds available under our Credit Facility will be adequate to fund our ongoing operating and debt service requirements.

Off-Balance Sheet Arrangements

As of October 28, 2007, we have guaranteed approximately $11 million of mortgage debt of a subsidiary of American Racing. The debt matures on March 31, 2008. On June 14, 2007 we sold our membership interest in American Racing and related entities and were indemnified by the purchasers in connection with the guarantee. In the event of nonperformance by American Racing, under the terms of the obligation, our maximum potential future payment under the guarantee will be equal to half of the loan amount owed by American Racing. As of October 28, 2007, our maximum potential future payment under this guarantee was approximately $11 million.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our internal control over financial reporting was effective as of October 28, 2007. There have not been any changes in our control over financial reporting during the three months ended October 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 29, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on October 15, 2007. The following proposals were adopted:

Proposal One:

Election of three Class III directors to hold office until the 2010 Annual Meeting of Stockholders:

	Number of Shares
Nominees	For	Against	Abstained
Robert B. Sturges	11,007,378	687,423	22,369
William J. Sherlock	11,051,102	456,169	209,899
William G. Jayroe	10,532,965	977,465	206,740

In addition, the following individuals continued to be directors following the Annual Meeting of Stockholders: Joseph A. Juliano, Francis M. Ricci, John M. Galloway, H. Thomas Winn and Wayne H. White.

Proposal Two:

Amendment of the Articles of Incorporation of the Company to increase the number of authorized shares of common stock from 25 million to 50 million;

Number of Shares
For	Against	Abstained
9,246,110	2,459,286	11,773

Proposal Three:

Ratify the appointment of Pannell Kerr Forster of Texas, P.C. as independent auditors for the 2008 fiscal year;

Number of Shares
For	Against	Abstained
11,252,160	438,302	29,712

Item 5.   Other Information

None

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

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the company's definitive proxy statement filed on Schedule 14A on July 30, 2001)

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to Form 8-K filed October 17, 2007)

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the Company’s From 10-QSB filed August 14, 2002)

3.3	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s From 8-K filed July 27, 2007)

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)

4.5	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the company’s Form S-8, file no. 333-126027)

10.1	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)

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

Exhibit No.	Document

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

10.27 (+)	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.27 to Form 10-Q filed December 15, 2006)

10.27A (+)	Amendment to the Employment Agreement dated August 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to Form 8-K filed August 31, 2007)

10.27B (+)	Amendment to the Employment Agreement dated October 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to Form 8-K filed October 30, 2007)

10.28 (+)	Employment Agreement dated October 24, 2006 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to Form 10-Q filed March 9, 2007)

10.29 (+)	Employment Agreement dated , December 29, 2006 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to Form 10-Q filed March 9, 2007)

10.30 (+)	Separation Agreement and Release between Nevada Gold & Casinos, Inc. and H. Thomas Winn (filed previously as Exhibit 10.1 to Form 8-K filed July 9, 2007)

10.31	Mutual Release between River Rock Entertainment Authority and Dry Creek Casino, LLC (filed previously as Exhibit 10.1 to Form 8-K filed March 5, 2007)

10.33
Purchase and Sale Agreement among Nevada Gold & Casinos, Inc. Nevada Gold NY, Inc., Southern Tier Acquisition, LLC and Oneida Entertainment LLC (filed previously as Exhibit 10.1 to Form 8-K filed June 21, 2007)

10.34
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated July 30, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed July 30, 2007)

Exhibit No.	Document

10.35
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated October 12, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed October 15, 2007)

10.36
Agreement Regarding Use of Proceeds of IC-BH Sale and Regarding Remaining Amount Due Under the Amended and Restated Credit Facility among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed November 13, 2007)

10.37
Amendment to the January 2006 Security Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.2 to Form 8-K filed November 13, 2007)

10.38
Agreement Regarding Use of Proceeds from RCI/CCH Notes Receivable between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.3 to Form 8-K filed November 13, 2007)

10.39	Promissory Note issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.4 to Form 8-K filed November 13, 2007)

10.40
Unit Purchase Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd., Casino America of Colorado, Inc. and Isle of Capri Casinos, Inc. dated November 13, 2007 (filed previously as Exhibit 10.5 to Form 8-K filed November 13, 2007)

10.41	Agreement of Sale between Columbia Properties Vicksburg, LLC and Nevada Gold Vicksburg, LLC dated November 13, 2007 (filed previously as Exhibit 10.6 to Form 8-K filed November 13, 2007)

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan, or arrangement
*	Filed herewith
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By: /s/ James J. Kohn
James J. Kohn, Chief Financial Officer

Date: December 7, 2007

INDEX TO EXHIBITS

Exhibit No.	Document

2.1
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C.(filed previously as Exhibit 2.1 of to the Company’s Form 8-K, filed April 29, 2005)

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the company's definitive proxy statement filed on Schedule 14A on July 30, 2001)

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to Form 8-K filed October 17, 2007)

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the Company’s From 10-QSB filed August 14, 2002)

3.3	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s From 8-K filed July 27, 2007)

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the company’s Form S-8/A, file no. 333-79867)

4.5	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the company’s Form S-8, file no. 333-126027)

10.1	Second Amended and Restated Operating Agreement of Isle of Capri Blackhawk L.L.C. (filed previously as Exhibit 10.1 to Form 10-K filed July 14, 2004)

10.2
First Amended and Restated Members Agreement dated April 22, 2003 by and between Casino America of Colorado, Inc., Casino America, Inc., Blackhawk Gold, Ltd., and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.2 to Form 10-K filed July 14, 2004)

10.3	License Agreement dated July 29, 1997 by and between Casino America, Inc. and Isle of Capri Black Hawk L.L.C. (filed previously as Exhibit 10.5 to the company’s Form 10-QSB, filed November 14, 1997)

10.4	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the company’s form 10-QSB, filed February 14, 2002)

10.5	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to Form S-8, file no. 333-126027)

10.9	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C

10.10	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.

10.11	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C.

Exhibit No.	Document

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

10.20 (**)	Commercial Pledge Agreement dated January 19, 2006 among Nevada Gold & Casinos, Inc., Gold River, LLC, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.20 to Form 10-Q filed March 3, 2006).

10.21 (**)	Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold NY, Inc., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.21 to Form 10-Q filed March 3, 2006).

10.23	Amended and Restated Operating Agreement of American Racing and Entertainment, L.L.C. dated effective as of March 1 2006, by and between Nevada Gold NY, Inc., Track Power, Inc. and Southern Tier Acquisition II LLC (filed previously as Exhibit 10.23 to Form 10-Q filed March 3, 2006).

10.25	Unconditional and Continuing Guaranty Agreement dated May 1, 2006, by Jeffrey Gural and Nevada Gold & Casinos, Inc., to and for the benefit of Vestin Mortgage, Inc. (previously filed as Exhibit 10.25 to Form 8-K filed May 5, 2006).

10.27 (+)	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.27 to Form 10-Q filed December 15, 2006)

10.27A (+)	Amendment to the Employment Agreement dated August 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to Form 8-K filed August 31, 2007)

10.27B (+)	Amendment to the Employment Agreement dated October 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to Form 8-K filed October 30, 2007)

10.28 (+)	Employment Agreement dated October 24, 2006 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to Form 10-Q filed March 9, 2007)

10.29 (+)	Employment Agreement dated , December 29, 2006 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to Form 10-Q filed March 9, 2007)

Exhibit No.	Document

10.30 (+)	Separation Agreement and Release between Nevada Gold & Casinos, Inc. and H. Thomas Winn (filed previously as Exhibit 10.1 to Form 8-K filed July 9, 2007)

10.31	Mutual Release between River Rock Entertainment Authority and Dry Creek Casino, LLC (filed previously as Exhibit 10.1 to Form 8-K filed March 5, 2007)

10.33
Purchase and Sale Agreement among Nevada Gold & Casinos, Inc. Nevada Gold NY, Inc., Southern Tier Acquisition, LLC and Oneida Entertainment LLC (filed previously as Exhibit 10.1 to Form 8-K filed June 21, 2007)

10.34
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated July 30, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed July 30, 2007)

10.35
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated October 12, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed October 15, 2007)

10.36
Agreement Regarding Use of Proceeds of IC-BH Sale and Regarding Remaining Amount Due Under the Amended and Restated Credit Facility among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed November 13, 2007)

10.37
Amendment to the January 2006 Security Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.2 to Form 8-K filed November 13, 2007)

10.38
Agreement Regarding Use of Proceeds from RCI/CCH Notes Receivable between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.3 to Form 8-K filed November 13, 2007)

10.39	Promissory Note issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.4 to Form 8-K filed November 13, 2007)

10.40
Unit Purchase Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd., Casino America of Colorado, Inc. and Isle of Capri Casinos, Inc. dated November 13, 2007 (filed previously as Exhibit 10.5 to Form 8-K filed November 13, 2007)

10.41	Agreement of Sale between Columbia Properties Vicksburg, LLC and Nevada Gold Vicksburg, LLC dated November 13, 2007 (filed previously as Exhibit 10.6 to Form 8-K filed November 13, 2007)

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan, or arrangement
*	Filed herewith
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.