Form 10-Q
period 2008-01-27
NEVADA GOLD & CASINOS INC
filed 2008-03-07
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended January 27, 2008

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,939,130 as of February 29, 2008.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	January 27,	April 29,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,324,075	$2,803,560
Restricted cash	13,014,000	1,050,000
Accounts receivable	379,220	397,145
Accounts receivable - affiliates	60,006	124,685
Prepaid expenses	516,447	474,933
Prepaid interest	91,183	--
Notes receivable, current portion	1,100,000	--
Notes receivable - development projects, current portion	--	1,357,904
Other current assets	54,606	55,055
Total current assets	24,539,537	6,263,282

Investments in unconsolidated affiliates	4,670,120	35,201,419
Investments in unconsolidated affiliates held for sale	--	400,489
Investments in development projects	2,508,625	323,202
Investments in development projects held for sale	3,437,932	3,914,765
Notes receivable	1,100,000	--
Notes receivable - affiliates	3,521,066	3,521,066
Notes receivable - development projects, net of current portion	17,868,104	18,012,737
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation of $1,741,354 and $1,281,191 at January 27, 2008 and April 29, 2007, respectively	1,505,966	2,063,026
Deferred tax assets	16,957	--
Other assets	5,075,855	4,868,442
Total assets	$69,707,080	$80,031,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,822,868	$1,540,781
Accrued interest payable	--	21,211
Other accrued liabilities	289,641	378,937
Guaranty liabilities	--	4,610,000
Taxes payable	8,219,234	--
Long-term debt, current maturities	7,802	2,066,518
Total current liabilities	10,339,545	8,617,447

Long-term debt, net of current maturities	15,565,125	55,021,031
Deferred income	--	8,591
Other liabilities	671,292	742,991
Total liabilities	26,575,962	64,390,060

Commitments and contingencies	--	--

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,939,130 outstanding at January 27, 2008 and April 29, 2007, respectively	1,672,240	1,672,240
Additional paid-in capital	19,079,296	18,484,448
Retained earnings	32,587,072	5,694,088
Treasury stock, 996,200 shares at January 27, 2008 and April 29, 2007, at cost	(10,216,950)	(10,216,950)
Accumulated other comprehensive income	9,460	7,460
Total stockholders' equity	43,131,118	15,641,286
Total liabilities and stockholders' equity	$69,707,080	$80,031,346

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
Revenues:
Casino	$1,446,103	$1,417,141	$5,141,177	$4,608,249
Food and beverage	271,979	246,647	1,100,990	1,000,966
Other	18,258	32,111	87,564	102,510
Management fee	--	27,056	40,174	124,200
Credit enhancement fee	--	2,304,796	--	6,458,342
Gross revenues	1,736,340	4,027,751	6,369,905	12,294,267
Less promotional allowances	(324,061)	(263,949)	(1,113,602)	(944,491)
Net revenues	1,412,279	3,763,802	5,256,303	11,349,776

Expenses:
Casino	492,417	428,364	1,452,603	1,238,340
Food and beverage	124,636	118,335	529,999	599,306
Marketing and administrative	708,357	753,523	2,208,425	2,348,391
Facility	92,671	74,740	276,292	246,251
Corporate expense	1,259,687	1,581,033	4,009,416	4,868,959
Legal expense	156,814	270,388	595,875	1,223,604
Depreciation and amortization	175,059	276,183	579,439	812,685
Impairment of unconsolidated affiliate	--	--	100,000	--
Impairment of note receivable and related interest	2,361,702	--	2,361,702	--
Write-off of notes receivable related to Native American gaming projects	--	--	--	3,171,958
Write-off of project development cost	--	15,000	--	388,100
Other	15,574	22,301	39,897	74,710
Total operating expenses	5,386,917	3,539,867	12,153,648	14,972,304
Operating income (loss)	(3,974,638)	223,935	(6,897,345)	(3,622,528)
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	917,947	(1,411,615)	4,061,415	(3,812,476)
Gain on sale of unconsolidated affiliate	39,208,732	--	40,505,155	--
Gain on sale of marketable securities	--	11,849	--	48,646
Gain (loss) on sale of assets	(15,207)	--	3,779	--
Gain on settlement of development project	--	249,894	14,500	249,894
Interest expense, net	(979,947)	(948,707)	(2,554,356)	(2,720,960)
Minority interest	--	(460,092)	--	(1,286,831)
Income (loss) before income tax (expense) benefit	35,156,887	(2,334,736)	35,133,148	(11,144,255)
Income tax (expense) benefit
Current	(8,219,205)	--	(8,257,121)	--
Deferred	16,957	845,320	16,957	4,045,646
Total income tax expense	(8,202,248)	845,320	(8,240,164)	4,045,646

Net income (loss)	$26,954,639	$(1,489,416)	$26,892,984	$(7,098,609)

Per share information:
Net income (loss) per common share - basic	$2.08	$(0.12)	$2.08	$(0.55)
Net income (loss) per common share - diluted	$2.08	$(0.12)	$2.08	$(0.55)

Basic weighted average number of common shares outstanding	12,939,130	12,937,427	12,939,130	12,937,004
Diluted weighted average number of common shares outstanding	12,939,130	12,937,427	12,946,398	12,937,004

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	January 27,	January 28,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$26,892,984	$(7,098,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	579,439	575,945
Amortization of capitalized development costs	--	236,740
Gain and abandonment of assets	3,779	--
Write-off of notes receivable	--	3,171,958
Write-off of development costs	--	388,100
Impairment of notes receivable	1,502,537	--
Impairment of interest receivable	859,165	--
Impairment of unconsolidated affiliate	100,000	--
Gain on settlement of development project	(14,500)	(249,894)
Gain on sale of marketable securities	--	(48,646)
Stock-based compensation	395,261	293,210
Amortization of deferred loan issuance costs	641,488	449,611
Minority interest	--	1,286,831
Distributions from unconsolidated affiliates	2,555,000	1,648,000
(Earnings) loss from unconsolidated affiliates	(4,061,415)	3,812,476
Gain on sale of unconsolidatd affiliates	(40,505,155)	--
Deferred income tax benefit	(16,957)	(4,045,646)
Excess tax benefits from stock-based compensation	--	(3,637)
Changes in operating assets and liabilities:
Receivables and other assets	(1,792,667)	(1,813,047)
Accounts payable and accrued liabilities	(401,921)	180,979
Income tax payable	8,219,234	(170,348)
Net cash used in operating activities	(5,043,728)	(1,385,977)
Cash flows from investing activities:
Capitalized development costs	(2,170,923)	(432,563)
Advances on development projects held for sale	(3,979)	--
Purchase of property and equipment	(158,564)	(237,397)
Net proceeds from sale of property and equipment	7,000	--
Net proceeds from sale of marketable securities	--	190,164
Net proceeds from termination of development contract	--	2,200,000
Advances on notes receivable	--	(219,609)
Advances on notes receivable - affiliates	--	(1,600,000)
Collections of notes receivable	--	500,000
Collections of notes receivable - affiliates	--	316,033
Proceeds from the sale of unconsolidated affiliates	66,810,073	--
Proceeds from the sale of development projects	784,258	--
Investment in certificate of deposit	(14,000)	--
Investment in restricted cash	(11,950,000)	(1,050,000)
Net cash provided by (used in) investing activities	53,303,865	(333,372)
Cash flows from financing activities:
Repayment on term loans	(46,014,622)	(2,279,180)
Borrowings on credit facilities	2,500,000	3,000,000
Proceeds from note payable	2,000,000	--
Deferred loan issuance costs	(225,000)	(90,000)
Acquisition of treasury stock	--	(435,281)
Cash proceeds from exercise of stock options	--	22,000
Excess tax benefits from stock-based compensation	--	3,637
Cash distribution to minority interest owners	--	(1,319,304)

Net cash used in financing activities	(41,739,622)	(1,098,128)

Net increase (decrease) in cash and cash equivalents	6,520,515	(2,817,477)
Cash and cash equivalents at beginning of period	2,803,560	4,296,154
Cash and cash equivalents at end of period	$9,324,075	$1,478,677

Supplemental cash flow information:
Cash paid for interest	$3,498,078	$3,987,029

Income tax payments	$37,916	$--

Non-cash financing activities:
Restricted common stock issued for services	$--	$97,750
Note receivable converted into equity investment in American Racing	$--	$1,400,000
Indemnification of guaranty liability	$4,610,000	$--
Issuance of stock options in settlement of severance obligation	$199,587	$--
Issuance of note receivable to purchasers of unconsolidated affiliate	$2,200,000	$--
Reversal of deferred interest	$239,532	$--
Unrealized gain on marketable securities	$2,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

Accounting Policies

The interim financial information included herein is unaudited. However, the accompanying financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at January 27, 2008 and April 29, 2007, Consolidated Statements of Operations for the three and nine month periods ended January 27, 2008 and January 28, 2007, and Consolidated Statements of Cash Flows for the nine months ended January 27, 2008 and January 28, 2007. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 29, 2007 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 27, 2008 are not necessarily indicative of the results expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, investments, intangible assets and goodwill, property, plant and equipment, income taxes, insurance, employment benefits, stock based compensation and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income or stockholders’ equity.

Fiscal Year-End

The Company’s fiscal year ends on the last Sunday in April. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Fiscal year 2008 commenced on April 30, 2007 and ends on April 27, 2008. The quarterly periods herein ended on January 27, 2008 and January 28, 2007, respectively.

Note 2.   Accounting Policies

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

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Food and beverage	$177,162	$166,343	$485,625	$448,041
Other	3,793	1,448	7,605	10,681
Total cost of complimentary services	$180,955	$167,791	$493,230	$458,722

Recently Issued Accounting Pronouncements

In September 2006. the FASB issued SFAS No. 157. “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect a material impact from SFAS No. 157 on its consolidated financial statements.

In February 2007,the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years, beginning after November 15, 2007. The Company does not expect a material impact from SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.

In December 2007. the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”(“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards with respect to the disclosure of a noncontrolling ownership interest in the statement of financial position within equity, the presentation of the share of consolidated net income attributable to the parent and noncontrolling interest on the consolidated statement of income, the accounting treatment of changes in a parent’s ownership interest while the parent retains a controlling interest and the accounting for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company currently has no noncontrolling ownership interests in consolidated subsidiaries and does not expect a material impact from SFAS No. 160 on its consolidated financial statements.

Implementation of New Accounting Policies

On April 30, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax provisions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties associated with income taxes as interest expense. At January 27, 2008, we had no material uncertain tax positions and the tax years 2004 through 2006 remained open to review by federal and various state tax jurisdictions.

Note 3. Restricted Cash

During the three months ended January 27, 2008, as a result of our sale of the Isle of Capri-Black Hawk, L.L.C. (see Note 4) we agreed with our senior lender to segregate $13,000,000 into a Project Fund to be used for future acquisitions. In addition, we purchased a $14,000 certificate of deposit as collateral for an equivalent letter of credit we issued to our landlord related to our office lease. The letter of credit and the certificate of deposit mature on March 31, 2008.

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

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are gaming facilities. Additionally, we have one equity method investee engaged in land development and one equity investee engaged in the operation of a restaurant franchise. As of January 27, 2008, we have no undistributed earnings from our unconsolidated affiliates. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net Ownership				Equity in Earnings (Loss)		Equity in Earnings (Loss)
	Interest		Investment		Three Months Ended		Nine Months Ended
	January 27,	April 29,	January 27,	April, 29	January 27,	January 28,	January 27,	January 28,
Unconsolidated affiliates:	2008	2007	2008	2007	2008	2007	2008	2007
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	--	43	$--	$22,306,025	$917,737	$561,180	$4,860,613	$2,179,153
Route 66 Casinos, L.L.C. (2)	51	51	4,509,183	4,509,183	--	--	--	--
American Racing and Entertainment, LLC (3)	--	23	--	8,215,042	--	(2,076,991)	(840,368)	(6,127,627)
Buena Vista Development Company, LLC (4)	40	35	160,937	171,169	(4,027)	(2,550)	(10,231)	(3,248)
Sunrise Land and Mineral Corporation (5)	--	50	--	400,489	4,237	106,746	51,401	139,246
Restaurant Connections International, Inc. (6)	34	34	--	--	--	--	--	--
Total investments in unconsolidated affiliates			$4,670,120	$35,601,908
Total earnings (loss) from unconsolidated affiliates					$917,947	$(1,411,615)	$4,061,415	$(3,812,476)

(1)
Separate financial statements for this entity are included herein. On January 27, 2008, we sold our ownership interest to our partner for $64.6 million cash. Equity in earnings recorded for the nine months ended January 27, 2008 includes the period of April 30, 2007 through January 27, 2008.

(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. See Note 14.

(3)
Represents our equity investment in a racing and gaming development project. On June 14, 2007 we sold our membership interest to two of our partners. Equity in loss recorded for the nine months ended January 27, 2008 includes the period of April 1, 2007 through June 14, 2007.

(4)	This is an investment in a gaming development project. On May 5, 2007, our ownership interest increased to 40%.
(5)
Represents our equity investment in a real estate investment and development project. This asset was held for sale and was presented accordingly on the balance sheet as of April 29, 2007. On January 8, 2008, we sold our ownership interest to our partners in exchange for forgiveness of approximately $284,000 of debt we owed to Sunrise Land and Mineral Corporation. Equity in earnings recorded for the nine months ended January 27, 2008 includes the period of April 30, 2007 through January 8, 2008.

(6)	Investment in RCI was reduced to zero in fiscal year 2000. This asset is held for sale as of January 27, 2008.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:
	Net Ownership		Capitalized Development Costs
	Interest		Investment
	January 27,	April 29,	January 27,	April 29,
Development Projects:	2008	2007	2008	2007
	(Percent)

Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,433,953
Goldfield Resources, Inc. (2)	--	100	-	480,812
Nevada Gold Vicksburg, LLC (3)	100	--	2,100,679	-
Other (4)			407,946	323,202
Total investments– development projects			$5,946,557	$4,237,967

(1)
Acquisition and development costs incurred for approximately 270 acres of real property in the vicinity of Black Hawk, Colorado. This asset is held for sale and has been presented accordingly on the balance sheet as of OctoberJanuary 287, 20078 and April 29, 2007.

(2)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999. We sold this asset on October 18, 2007.
(3)	Deposit and acquisition costs related to acquisition of Horizon Casino/Hotel in Vicksburg, Mississippi.
(4)	Development cost incurred for other development projects.

Isle of Capri - Black Hawk, L.L.C.

As of January 27, 2008, Isle of Capri - Black Hawk, L.L.C. (“IC-BH”) owned and operated two casinos in the state of Colorado. On January 27, 2008, we sold our membership interest to our partner, Isle of Capri, Inc. (“Isle”). Isle operates the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. The separate IC-BH consolidated balance sheets as of January 27, 2008 and April 29, 2007 and consolidated statements of income for the three and nine months ended January 27, 2008 and January 28, 2007 are as follows:

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheets
(unaudited)

	January 27,	April 29,
	2008	2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,691	$14,829
Accounts receivable – trade, net	358	493
Accounts receivable - member	41	53
Deferred income taxes	317	295
Inventories	1,234	1,160
Note receivable - member	-	1,273
Prepaid expenses and other	1,796	680
Total current assets	17,437	18,783

Property and equipment, net	227,558	232,771
Deferred financing costs, net of accumulated amortization	1,615	1,312
Deferred income tax assets	8,319	6,035
Goodwill and other intangible assets	26,865	26,865
Prepaid deposits and other	337	858
Total assets	$282,131	$286,624

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,037	$2,033
Accounts payable – trade	1,663	2,023
Accounts payable - related	10,027	3,153
Accrued liabilities:
Interest	1,162	1,721
Payroll and related expenses	3,819	4,285
Property, gaming and other taxes	4,942	4,240
Progressive jackpot and slot club awards	2,034	2,437
Other	407	735
Total current liabilities	26,091	20,627

Long-term liabilities:
Long-term debt, less current maturities	183,970	201,865
Deferred income tax liability	2,284	-
Other long-term liabilities	1,071	923
Total long-term liabilities	187,325	202,788
Total liabilities	213,416	223,415

Commitments and contingencies	-	-

Members’ equity	68,715	63,209
Total liabilities and members' equity	$282,131	$286,624

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
	(in thousands)
Revenues
Casino	$36,293	$38,052	$120,453	$123,909
Rooms	2,174	1,900	7,349	7,584
Food, beverage and other	4,255	4,345	13,339	14,236
Gross revenues	42,722	44,297	141,141	145,729
Less promotional allowances	(9,197)	(9,510)	(29,090)	(31,825)
Net revenues	33,525	34,787	112,051	113,904

Operating expenses
Casino	5,190	5,657	15,964	18,752
Gaming taxes	7,090	7,286	23,336	23,997
Rooms	393	527	1,448	1,545
Food, beverage and other	701	542	2,350	2,660
Facilities	1,954	1,834	5,514	5,982
Marketing and administrative	7,660	8,979	24,917	29,765
Management fees	1,596	1,584	5,307	5,118
Depreciation and amortization	3,997	3,976	11,965	11,921
Total operating expenses	28,581	30,385	90,801	99,740

Operating income	4,944	4,402	21,250	14,164
Interest expense, net	(3,474)	(3,675)	(10,918)	(11,118)
Income before income taxes	1,470	727	10,332	3,046
Income tax benefit	611	663	988	2,107
Net income	$2,081	$1,390	$11,320	$5,153

American Racing and Entertainment, L.L.C.

Summarized financial information for the period from April 1, 2007 to June 14, 2007 and the nine months ended December 31, 2006, respectively, for American Racing and Entertainment, LLC is presented below:

	For the Periods Ended,
	June 14, 2007	December 31, 2006
	(in thousands)
Gross revenue	$18,497	$36,199
Total expenses	21,852	52,201
Minority interest	(213)	(355)
Net loss	$(3,142)	$(15,647)

On June 14, 2007, we sold our 22.8% membership interest in American Racing and Entertainment, L.L.C. (“American Racing”) to our partners, Southern Tier Acquisition II, LLC (“Southern Tier”) and Oneida Entertainment, LLC (“Oneida”). The Company will receive three payments totaling $4.3 million for its membership interest: $2.1 million cash was received upon closing, $1.1 million will be received in June 2008 and $1.1 million in June 2009. The transaction also included the July 12, 2007 release of a certificate of deposit of approximately $1.1 million pledged by us on behalf of American Racing. In connection with the sale, we have terminated our Management Agreements with Tioga Downs and Vernon Downs and received approximately $110,000 in management fees due at that time. Based on the terms of the transaction, we were indemnified by the purchasers in connection with the guarantee of approximately $11 million of debt or any other obligations of American Racing. In addition, under a separate arrangement, we are indemnified by the principal of Southern Tier from any liabilities incurred from our guarantee of American Racing’s debt. Our percentage of the financial results of American Racing’s continued to be reflected as part of equity in earnings of unconsolidated subsidiaries through June 14, 2007.

Note 5.   Notes Receivable

Notes Receivable

Southern Tier Acquisition II, LLC

On June 14, 2007, we sold our membership interest of American Racing to two of our former partners, Southern Tier and Oneida. At January 27, 2008, we had a note receivable of $1,100,000 from Southern Tier. The note bears interest of 5% per annum. Principal payments of $550,000 are due on June 14, 2008 and June 14, 2009. Unpaid interest is payable in full on June 14, 2009.

Oneida Entertainment, LLC

On June 14, 2007, we sold our membership interest of American Racing to two of our former partners, Southern Tier and Oneida. At January 27, 2008, we had a note receivable of $1,100,000 from Oneida. The note bears interest of 5% per annum. Principal payments of $550,000 are due on June 14, 2008 and June 14, 2009. Unpaid interest is payable in full on June 14, 2009.

Notes Receivable - Affiliates

Clay County Holdings, Inc.

At January 27, 2008, we had a note receivable of $1,741,621 from Clay County Holdings, Inc. ("CCH"). The note bears interest at 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments were due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, were due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International (“RCI”). The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. At the time of the extension of credit to CCH, CCH was the largest shareholder of the Company, beneficially owning approximately 16% of our outstanding stock and the President of CCH is the son-in-law of H. Thomas Winn who resigned as Chairman of the Company effective July 6, 2007. We believe that CCH currently holds less than 5% of the Company’s stock.

CCH failed to make the principal payments, plus interest due on July 31, 2007 in the amount of $521,037. The Company has sent CCH a Notice of Default and initiated legal proceedings to collect the entire amount owed. Under the terms of the note, CCH had until September 10, 2007 to cure the Default at which time the entire principal amount plus accrued interest became due at the option of the Company. On September 11, 2007, the Company sent CCH a Notice of Default and acceleration of the entire amount due on the note plus accrued interest. RCI is currently for sale. We have classified this receivable as long-term until a binding agreement to sell RCI has been executed.

Service Interactive, Inc.

At January 27, 2008, we had a note receivable of $1,779,445 from Service Interactive, Inc. ("SI"). The note bears interest of 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments were due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, were due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. We believe that CCH currently holds less than 5% of the Company’s stock. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and our former director was involved in SI.

SI failed to make the principal payments, plus interest due on July 31, 2007 in the amount of $527,924. The Company has sent SI a Notice of Default and initiated legal proceedings to collect the entire amount owed. Under the terms of the note, SI had until September 10, 2007 to cure the Default at which time the entire principal amount plus accrued interest became due at the option of the Company. On September 11, 2007, the Company sent CCH a Notice of Default and acceleration of the entire amount due on the note plus accrued interest. RCI is currently for sale. We have classified this receivable as long-term until a binding agreement to sell RCI has been executed.

Notes Receivable - Development Projects

At January 27, 2008, we had notes receivable of $17.9 million related to the development of gaming/entertainment projects. Included in these notes, through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we own a 40% interest in Buena Vista Development and have a $14.8 million note receivable from Buena Vista Development. This note bears interest at a rate of prime plus 1%.

In addition, $1.7 million is represented by notes receivable from Big City Capital, LLC, a third party. The notes bear interest at a rate of 10% and are payable on or before ten years from the date of the notes, with earlier repayment required out of cash flow from operation of such gaming/entertainment project. A portion of the notes receivable are guaranteed by an individual independent of us. Beginning the quarter ended July 29, 2007, we decided to record the interest on this note as deferred interest on our balance sheet, rather than interest income, until such time we can confirm our ability to collect additional interest. As of January 27, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable has been impaired. As a result we wrote down the notes receivable to $1.7 million and wrote off the accrued interest receivable.

In addition to these two notes we also made loans to the La Jolla Band Indian (“the La Jolla Band”) tribe which has an outstanding balance of $1.4 million at January 27, 2008. This note bears an interest rate of 8.5% per annum with a maturity date based on the earlier of August 9, 2007 or the receipt of permanent project financing. The La Jolla Band failed to pay the note plus interest due on August 9, 2007. We are currently in negotiations to settle the amount of principal and accrued interest totaling $1,614,000, with the La Jolla Band. As of January 27, 2008, we have classified this as a non-current asset until settlement terms are finalized which may include design, development and pre-opening fees.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Note 6.   Long-Term Debt

Our long-term financing obligations are as follows:

	January 27,	April 29,
	2008	2007

$55.0 million Revolving Credit Facility, 8.5% interest, maturing June 2010	$15,550,000	$55,000,000
$5.9 million Note Payable, LIBOR plus 450 basis points interest, quarterly payment equal to distribution from IC-BH until it is paid in full	-	1,272,672
$2.0 million Note Payable, LIBOR plus 425 basis points interest, monthly principal payments of $100,000 with final payment due in January 2008	-	786,484
Automobile Loan, 7.5% interest, amortizing for 60 months with final payment due in October 2010	22,927	28,393
Total	15,572,927	57,087,549
Less: current maturities	(7,802)	(2,066,518)
Total long-term financing obligations	$15,565,125	$55,021,031

The Revolving Credit Facility is secured by substantially all of our assets. In addition, we granted to the lender certain pledges and security interests in and to all of our interests in the equity securities of our subsidiaries. Amounts borrowed under the Credit Facility are guaranteed on a joint and several basis by certain of our wholly owned subsidiaries, Black Hawk Gold, Ltd., Gold River, LLC and Nevada Gold BVR. Such guarantees are full and unconditional. The subsidiary guarantors also granted certain pledges and security interests in certain of their assets. On November 13, 2007, we entered into an agreement with our lender to repay $38,800,000 of the Revolving Credit from the proceeds received from our sale of IC-BH, extend the maturity date of the Credit Facility to June 30, 2010, establish a $13 million Project Fund from proceeds received from our sale of the IC-BH, and negotiate other amendments to the Credit Facility. Accordingly, from proceeds received from the sale of IC-BH, the Company repaid $38.8 million of the Revolving Credit Facility on January 25, 2008. Our ability to reborrow these funds is subject to approval by the lender and our ability to provide acceptable collateral.

On May 24, 2007, we announced that we entered into a commitment letter agreement for a term loan facility in the maximum amount of $15 million (the “Loan Facility”). The Loan Facility has been terminated as a result of establishment of the Project Fund. No funds were drawn as of the date of termination. We paid $225,000 of fees to the lender upon execution of this agreement which was being amortized on a straight line basis to interest expense over the term of the agreement. As a result of terminating the Loan Facility we expensed the unamortized balance of $165,000 during the three month period ended January 27, 2008.

Note 7.   Stock-Based Compensation

Adoption of SFAS 123(R)

At January 27, 2008, the Company had a share-based compensation plan, which is described below.  Prior to May 1, 2006, we accounted for the plan under the recognition and measurement provisions of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in our Consolidated Statements of Operations prior to May 1, 2006, as all options granted under the plan had an exercise price equal to or more than the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized during the three and nine months ended January 27, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. For the three and nine months ended January 27, 2008, we granted 240,000 and 860,000 stock options, respectively, and 40,000 and 68,500 previously issued stock options vested during the three and nine months period ended January 27, 2008, respectively. Total share-based compensation expense included in our Consolidated Statements of Operations for the three and nine months ended January 27, 2008 and January 28, 2007 are presented in the following table:

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007

Stock options	$170,225	$46,631	$395,261	$195,460
Less: Related tax benefit	-	(17,007)	-	(71,286)
Total share-based compensation expense, net of tax	$170,225	$29,624	$395,261	$124,174

As a result of adopting SFAS No. 123(R) on May 1, 2006, our income before income taxes and net income were lower by $170,225 and $395,261, for the three and nine months ended January 27, 2008, respectively, and our loss before income tax benefits and net loss were higher by $29,624 and $124,174, for the three and nine months ended January 28, 2007, respectively, than if we had continued to account for share-based compensation under APB No. 25.

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

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at January 27, 2008, no shares were available for grant. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

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

A summary of activity under the Company’s share-based payment plans for the nine months ended January 27, 2008 is presented below:
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 29, 2007	880,000	$8.50
Granted	860,000	1.61
Exercised	-	-
Forfeited or expired	(70,000)	7.58

Outstanding at January 27, 2008	1,670,000	$4.99	3.6	$-

Exercisable at January 27, 2008	940,000	$7.05	2.7	$-

The total intrinsic value of stock exercised during the nine month periods ended January 27, 2008 and January 28, 2007 was $0 and $16,287, respectively. As of January 27, 2008, there was a total of $497,625 of unamortized compensation related to stock based awards, which cost is expected to be recognized over a weighted-average period of 1.6 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

Nine Months Ended
January 27, 2008

Expected volatility	82.7%
Expected term	2.5
Expected dividend yield	-
Risk-free interest rate	3.75%
Forfeiture rate	-

Expected volatility is based on historical volatility of the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Restricted Stock Grants

The Company did not issue any restricted common stock during the nine months ended January 27, 2008. During the nine months ended January 28, 2007, we issued 10,000 shares and 5,000 shares of our restricted common stock on July 14, 2006 and September 13, 2006, respectively, to a financial consulting firm for their consulting services. The 15,000 shares of restricted stock were recognized as a consulting expense based on the fair value of our common stock on the dates of issuance. The total expenses recorded were $97,750.

Note 8. Stockholders’ Equity

Stock Repurchase

We did not repurchase any shares of common stock during the nine months ended January 27, 2008. During the nine months ended January 28, 2007, we repurchased 54,200 shares of common stock at a total cost of $435,281.

Note 9. Comprehensive Income

Comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Net income (loss)	$26,954,639	$(1,489,416)	$26,892,984	$(7,098,609)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale, net of tax	--	(7,674)	2,000	3,017
Comprehensive income (loss)	$26,954,639	$(1,497,090)	$26,894,984	$(7,095,592)

Note 10.   Computation of Earnings Per Share

For the three and nine month periods ended January 27, 2008 the potential dilutive common shares issuable under options were 1,670,000 and 1,662,732, respectively, and were not included in the calculation of diluted earnings per share as they were anti-dilutive. For the three and nine month periods ended January 28, 2007, potential dilutive common shares issuable under options was 1,167,800 for both periods, respectively, and were not included in the calculation of diluted earnings per share as they were anti-dilutive.

On January 23, 2008, 240,000 of the Company’s stock options were granted of which 80,000 immediately vested. At January 27, 2008, due to the current market value of the Company’s common stock, the Company had zero and 7,268 weighted average common stock equivalents for the three and nine months ended January 27, 2008, respectively, that were deemed to be dilutive. For the three and nine months ended January 28, 2007, due to the Company incurring a net loss, basic and diluted weighted average common shares outstanding are the same.

Note 11.   Segment Reporting

We operate in two major business segments (i) gaming and (ii) non-core. The gaming segment for the three month period ended January 27, 2008 consists of Colorado Grande Casino, IC-BH, Route 66 Casinos and Buena Vista Development. For the nine month period ended January 27, 2008, the gaming segment also included American Racing through June 14, 2007. The gaming segment for the three and nine month periods ended January 28, 2007 consists of Colorado Grande Casino, IC-BH, DCC, Route 66 Casinos, American Racing and Buena Vista Development.

Summarized financial information for our reportable segments is shown in the following table. The “non-core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended January 27, 2008
	Gaming	Non-Core	Totals

Net revenue	$1,412,279	$--	$1,412,279
Segment income before income taxes	35,153,102	3,785	35,156,887
Segment assets	37,790,295	3,749,503	41,539,798
Equity investment:
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
Buena Vista Development Company, L.L.C	160,937	--	160,937
Depreciation and amortization	173,172	1,887	175,059
Additions to property and equipment	39,050	--	39,050
Interest expense, net	979,947	--	979,947
Income tax expense	8,201,365	883	8,202,248
Earnings from Isle of Capri-Black Hawk, L.L.C.	917,737	--	917,737
Loss from Buena Vista Development Company, L.L.C.	(4,027)	--	(4,027)
Earnings from Sunrise Land and Mineral Corporation	--	4,237	4,237

	As of and for the Three Months Ended January 28, 2007
	Gaming	Non-Core	Totals

Net revenue	$3,746,900	$16,902	$3,763,802
Segment loss before income tax benefit	(2,303,071)	(31,665)	(2,334,736)
Segment assets	68,844,728	5,304,777	74,149,505
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,677,518	--	21,677,518
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	9,362,879	--	9,362,879
Buena Vista Development Company, L.L.C	173,505	--	173,505
Sunrise Land and Mineral Corporation	--	518,186	518,186
Depreciation and amortization	273,899	2,284	276,183
Additions to property and equipment	16,111	--	16,111
Interest expense, net	948,707	--	948,707
Income tax benefit	833,855	11,465	845,320
Earnings from Isle of Capri-Black Hawk, L.L.C.	561,180	--	561,180
Loss from Buena Vista Development Company, L.L.C.	(2,550)	--	(2,550)
Loss from American Racing and Entertainment, L.L.C.	(2,076,991)	--	(2,076,991)
Earnings from Sunrise Land and Mineral Corporation	--	106,746	106,746

	As of and for the Nine Months Ended January 27, 2008
	Gaming	Non-Core	Totals

Net revenue	$5,222,498	$33,805	$5,256,303
Segment income before income taxes	35,092,454	40,694	35,133,148
Segment assets	37,790,295	3,749,503	41,539,798
Equity investment:
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
Buena Vista Development Company, L.L.C	160,937	--	160,937
Depreciation and amortization	572,972	6,467	579,439
Additions to property and equipment	158,564	--	158,564
Interest expense, net	2,554,356	--	2,554,356
Income tax expense	8,230,620	9,544	8,240,164
Earnings from Isle of Capri-Black Hawk, L.L.C.	4,860,613	--	4,860,613
Loss from Buena Vista Development Company, L.L.C.	(10,231)	--	(10,231)
Loss from American Racing and Entertainment, L.L.C.	(840,368)	--	(840,368)
Earnings from Sunrise Land and Mineral Corporation	--	51,401	51,401

	As of and for the Nine Months Ended January 28, 2007
	Gaming	Non-Core	Totals

Net revenue	$11,299,068	$50,708	$11,349,776
Segment loss before income tax benefit	(10,661,816)	(482,439)	(11,144,255)
Segment assets	68,844,728	5,304,777	74,149,505
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,677,518	--	21,677,518
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
American Racing and Entertainment, L.L.C.	9,362,879	--	9,362,879
Buena Vista Development Company, L.L.C	173,505	--	173,505
Sunrise Land and Mineral Corporation	--	518,186	518,186
Depreciation and amortization	805,988	6,697	812,685
Additions to property and equipment	237,397	--	237,397
Interest expense, net	2,720,960	--	2,720,960
Income tax benefit	3,870,508	175,138	4,045,646
Earnings from Isle of Capri-Black Hawk, L.L.C.	2,179,153	--	2,179,153
Loss from Buena Vista Development Company, L.L.C.	(3,248)	--	(3,248)
Loss from American Racing and Entertainment, L.L.C.	(6,127,627)	--	(6,127,627)
Earnings from Sunrise Land and Mineral Corporation	--	139,246	139,246

Reconciliation of reportable segment assets to our consolidated totals is as follows:

January 27,
2008

Total assets for reportable segments	$41,539,798
Cash and restricted cash not allocated to segments	22,338,075
Notes receivable not allocated to segments	5,721,066
Other assets not allocated to segments	91,184
Total assets	$69,690,123

Note 12. Other Assets and Other Liabilities

Other assets consist of the following at January 27, 2008 and April 29, 2007, respectively:

	January 27, 2008	April 29, 2007

Accrued interest receivable	$4,781,282	$4,157,381
Deferred loan issue cost, net	294,573	711,061
Other assets	$5,075,855	$4,868,442

Deferred interest income is recorded as unearned and totals $0 and $9,000, respectively. Deferred interest will be recognized as interest income when it is determined that such interest will be collectible.

Note 13.   Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2009. The monthly rent expense is approximately $7,200 per month. As of November 15, 2007 we terminated our previous lease arrangement at no cost to us. The monthly rent expense under our previous lease arrangement was approximately $28,000 per month.

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

As of January 27, 2008, we have guaranteed approximately $11 million of debt for American Racing. On June 14, 2007, we sold our entire membership interest in American Racing to our partners, Southern Tier and Oneida. Based on the terms of the Purchase and Sale Agreement we are indemnified by the purchasers should there be an obligation by us to honor the guarantee of debt or any other obligations of American Racing. In addition, under a separate arrangement, we are indemnified by the principal of Southern Tier from any liabilities incurred from our guarantee of American Racing’s debt. In the event of nonperformance by American Racing, under the terms of the obligation, our maximum potential future payment under the guarantee will be equal to half of the loan amount owed by American Racing. As of January 27, 2008, our maximum potential future payment under this guarantee was approximately $11 million.

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

Note 14. Legal Proceedings

Route 66 Casinos

1. On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos, LLC. Route 66 Casinos was jointly formed by us and The Gillman Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group’s agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Amended and Restated Operating Agreement of Route 66 Casinos, LLC, governed the relationship of the parties relating to the Route 66 Casinos gaming operation. Pursuant to this agreement, we were to receive 51% of the net revenue received by Route 66 Casinos from the gaming operation. We also loaned The Gillmann Group the amount of $250,000, which has been repaid to us.

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

Following the jury’s verdict, Nevada Gold and the Defendants filed competing motions for the entry of judgment by the Court. On October 25, 2006, the Court entered judgment. The Court found American Heritage liable to Nevada Gold for $9,165,079 (reflecting the jury’s verdict, plus prejudgment interest), but held that Nevada Gold take nothing from Fred Gillmann. American Heritage appealed the judgment against it to the Court of Appeals for the First District, Houston, Texas, and Nevada Gold appealed the judgment that Nevada Gold take nothing from Fred Gillmann personally notwithstanding the jury’s verdict. The Court of Appeals issued its ruling on February 7, 2008. The Court ruled that Nevada Gold is not entitled to prejudgment interest pursuant to Nevada law, which governed the Contract, but otherwise sustained the District Court’s judgment. American Heritage subsequently filed a motion for rehearing by the Court of Appeals.

2. On July 23, 2007, the Company filed a lawsuit in the 189th Judicial District Court of Harris County, Texas, against American Heritage and Frederick C. Gillmann. In this case, which is related to the Texas Litigation described above, the Company is pursuing claims against the defendants pursuant to the Texas Uniform Fraudulent Transfers Act for alleged fraudulent transfers that the Company alleges the defendants made in order to make American Heritage judgment proof and to deprive the Company of the ability to enforce the judgment it obtained in the case described above. American Heritage filed a general denial in response to the lawsuit. Gillmann filed a Special Appearance challenging the Texas Court’s authority to exercise personal jurisdiction over him. While the Court was considering Gillmann’s jurisdictional challenge, we filed a similar fraudulent transfer lawsuit against Gillmann in Nevada, where Gillmann claims his residence. The Texas Court subsequently rejected Gillmann’s jurisdictional challenge.

We believe there is substantial evidence to support the fraudulent transfer allegations against American Heritage and Gillmann and we intend to vigorously pursue this matter although it is not possible to render an opinion concerning the likely outcome at this time.

Rinaldo Corporation

On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against us in the Superior Court of the State of California (No. S-1500-CV 253969 AEW). According to the Complaint, Rinaldo Corporation (“Rinaldo”) and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that we and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy, and seeks more than $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring us and the other defendants from engaging in further acts of alleged interference. On October 29, 2004, Rinaldo filed its First Amended Complaint. We demurred to Rinaldo’s First Amended Complaint, and, at a hearing on January 5, 2005, the Court orally sustained our demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others. After Rinaldo amended, we answered, generally denying Rinaldo’s allegations. Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity. On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend. In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, to which Torkelson and Derry demurred again. On August 4, 2005, the court sustained their demurrer without leave to amend, dismissing them in their personal capacities from the case. Subsequently, Rinaldo voluntarily dismissed Torkelson and Derry in their business capacities, leaving Nevada Gold as the only remaining defendant.

In November 2005, Nevada Gold moved for summary judgment against Rinaldo, and the Court ruled on that motion on February 21, 2006. The Court dismissed all of Rinaldo’s claims for tortious interference with a contract, holding that the development contract on which Rinaldo had based those claims was invalid as a matter of law. The Court also dismissed Rinaldo’s claim for damages under the California unfair competition statute. After the ruling, only Rinaldo’s claims for tortious interference with prospective economic relations, civil conspiracy, and injunctive relief under the unfair competition statute remained if these claims are pursued any further by Rinaldo.

We subsequently moved for summary judgment seeking to dispose of Rinaldo’s remaining claims, and the Court granted our motion. The Court’s ruling disposed of the entire case in our favor. Rinaldo appealed the dismissal of its case. On February 15, 2008, the California Court of Appeal issued its ruling. The Court ruled in our favor and sustained the trial court’s judgment dismissing Rinaldo’s case.

We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter if they are pursued further by Rinaldo.

Note 15. Divestiture of IC-BH Condensed Pro-forma financial information

On January 27, 2008 we sold our interest in IC-BH to ISLE. The results of the sale have been included in our financial statements as of and for the three months and nine months ended January 27, 2008. Reflected below are condensed pro-forma statements of operations for the Company, for the three and nine month periods ended January 27, 2008 and January 28, 2007, as if the sale had occurred as of the beginning of each respective fiscal year:

	For the Three Months Ended January 27, 2008
		Pro-forma
	As Reported	Adjustments	Pro-forma
Net revenues	$1,412,279	$--	$1,412,279
Total operating expenses	5,386,917	--	5,386,917
Non-operating income (expense)	39,131,525	(40,194,100)	(1,062,575)
Income tax (expense) benefit	(8,202,248)	8,202,248	--
Net income (loss)	$26,954,639	$(31,991,852)	$(5,037,213)

Per share information:
Net income (loss) per common share-basic	$2.08	$(2.47)	$(0.39)
Net income (loss) per common share-diluted	$2.08	$(2.47)	$(0.39)

	For the Nine Months Ended January 27, 2008
		Pro-forma
	As Reported	Adjustments	Pro-forma
Net revenues	$5,256,303	$--	$5,256,303
Total operating expenses	12,153,648	--	12,153,648
Non-operating income (expense)	42,030,493	(44,136,976)	(2,106,483)
Income tax (expense) benefit	(8,240,164)	8,240,164	--
Net income (loss)	$26,892,984	$(35,896,812)	$(9,003,828)

Per share information:
Net income (loss) per common share-basic	$2.08	$(2.77)	$(0.69)
Net income (loss) per common share-diluted	$2.08	$(2.77)	$(0.69)

	For the Three Months Ended January 28, 2007
		Pro-forma
	As Reported	Adjustments	Pro-forma
Net revenues	$3,763,802	$--	$3,763,802
Total operating expenses	3,539,867	--	3,539,867
Non-operating expense	(2,558,671)	(561,180)	(3,119,851)
Income tax benefit	845,320	202,025	1,047,345
Net loss	$(1,489,416)	$(359,155)	$(1,848,571)

Per share information:
Net loss per common share-basic	$(0.12)	$(0.03)	$(0.15)
Net loss per common share-diluted	$(0.12)	$(0.03)	$(0.15)

	For the Nine Months Ended January 28, 2007
		Pro-forma
	As Reported	Adjustments	Pro-forma
Net revenues	$11,349,776	$--	$11,349,776
Total operating expenses	14,972,304	--	14,972,304
Non-operating expense	(7,521,727)	(2,179,153)	(9,700,880)
Income tax benefit	4,045,646	784,495	4,830,141
Net loss	$(7,098,609)	$(1,394,658)	$(8,493,267)

Per share information:
Net loss per common share-basic	$(0.55)	$(0.11)	$(0.66)
Net loss per common share-diluted	$(0.55)	$(0.11)	$(0.66)

Note 16. Income Taxes

We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates.

SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards (“NOLs”). Due to the gain on sale of unconsolidated affiliates recorded during the three months ended January 27, 2008, we reversed the $4.5 million deferred tax asset valuation allowance recorded as of April 29, 2007 which reduced the overall tax expense by approximately the same amount, resulting in an effective tax rate of 23.3% and 23.5% for the three and nine months ended January 27, 2008, respectively. As of January 27, 2008, we have no NOLs but we have recorded a net $17,000 deferred tax asset.

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

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the state of Colorado. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. On January 27, 2008 we sold our membership interest in IC-BH. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH. In addition, we previously owned a 40% interest in American Racing, which developed racing facilities which offer harness racing and video lottery terminals to its gaming customers in upstate New York. Our interest decreased to 22.8% due to our lack of liquidity to meet certain cash call commitments. On June 14, 2007, we sold our membership interest in American Racing. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. On November 13, 2007, we announced that we reached an agreement to acquire the Horizon Casino Hotel in Vicksburg, Mississippi. We anticipate the transaction will be completed during the first fiscal quarter of fiscal year 2009. We continue to look for good acquisition opportunities. If we are successful, our future revenues, costs and profitability may be expected to increase. Our net revenues were $1.4 million and $5.3 million for the three and nine month periods ended January 27, 2008 as compared to $3.8 million and $11.3 million for the three and nine month periods ended January 28, 2007, respectively.

When compared to the three month period ended January 28, 2007, the three month period ended January 27, 2008 was impacted by the following items:

- Elimination of our equity in the loss from our interest in American Racing in fiscal 2008 compared to the same period in fiscal 2007 due to sale of American Racing as of June 14, 2007.

- Elimination of credit enhancement fees from the River Rock Casino, and related minority interest, due to a cash buyout of the contract during January 2007.

- Improved earnings from IC-BH and the Colorado Grande Casino.

- Reduced corporate overhead and interest expenses.

- Gain on sale of our membership interest in the IC-BH on January 27, 2008.

- Impairment of of notes receivable and accrued interest related to a development project during the three month period ended January 27, 2008.

- Accrual of income tax expense during the three month period ended January 27, 2008 compared to a tax benefit recorded during the three month period ended January 28, 2007 related to the gain recorded on the sale of IC-BH.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 27, 2008 AND JANUARY 28, 2007

Net revenues. Net revenues decreased 62.5%, or $2,352,000, for the three month period ended January 27, 2008 compared to the three period ended January 28, 2007. During the three month period ended January 27, 2008, credit enhancement fees previously received from the River Rock Casino are no longer earned by the Company resulting in a reduction of $2,305,000. Net revenues from the Colorado Grande decreased 1.4% or $20,000 for the three month period ended January 27, 2008 compared to the three month period ended January 28, 2007. Also, in the three month period ended January 28, 2007, we accrued $27,000 of management fees from American Racing which are no longer accrued due to its sale in June 2007.

Total operating expenses. Total operating expenses increased 52.2% or $1.8 million, for the three month period ended January 27, 2008 compared to the three month period ended January 28, 2007. The increase is primarily the result of $2.4 million impairment of notes receivable and accrued interest related to a development project during the three months ended January 28, 2007. The remaining difference is primarily due to lower corporate, legal and depreciation expenses which were reduced by $536,000 or 25.2% in the three months ended January 27, 2008 compared to the three months ended January 28, 2007.

Earnings (loss) from unconsolidated affiliates. Earnings (loss) from unconsolidated affiliates increased 165%, or $2.3 million, for the three month period ended January 27, 2008 compared to the three month period ended January 28, 2007. Earnings of IC-BH increased 63.5% or $357,000. IC-BH’s net revenues decreased $1.3 million for the three month period ended January 27, 2008 compared to the three month period ended January 28, 2007. This decrease was primarily due to a decrease of casino revenues. However, the decrease in net revenues was offset by a 5.9%, or $1.8 million decrease in operating expenses. We sold our interest in American Racing on June 14, 2007 but during the three month period ended January 28, 2007, we recorded equity in losses of American Racing of $2.1 million which was primarily attributable to preopening expenses related to the Vernon Downs projects.

Interest expense, net. Interest expense, net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable. Interest expense decreased 15.6%, or $213,000, for the three month period ended January 27, 2008 compared to the three month period ended January 28, 2007. The decrease is primarily due to a lower weighted average debt balance. Interest income decreased 16.4%, or $94,000, for the three month period ended January 27, 2008 compared to the three month period ended January 28, 2007. The decrease is primarily due to our decision to defer interest income related to one note receivable offset by a higher weighted average note receivable balance. Amortization of deferred loan cost was $303,000 and $152,000 for the three month periods ended January 27, 2008 and January 28, 2007, respectively. The increase is due to the write-off of $165,000 of unamortized deferred loan costs due to the termination of our $15 million acquisition line once we established our $13 million Project Fund.

Net income (loss). Net income (loss) was $27.0 million and $(1.5) million for the three month periods ended January 27, 2008 and January 28, 2007, respectively. The improvement of $28.5 million is primarily related to the $39.2 million gain on sale of unconsolidated affiliates offset by the $9.0 million increase in income tax expense and the elimination of credit enhancement fees of $2.3 million. The effective tax rate of 23.3% is due to reestablishing $4.4 million of a deferred tax asset which was fully reserved at April 29, 2007.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 27, 2008 AND JANUARY 28, 2007

Net revenues. Net revenues decreased 53.7%, or $6.1 million, for the nine month period ended January 27, 2008 compared to the nine month period ended January 28, 2007. In the nine month period ended January 27, 2008, credit enhancement fees previously received from the River Rock Casino are no longer earned by the Company due to settlement of this contract during January 2007, resulting in a reduction of net revenues of $6.5 million. Net revenues from the Colorado Grande increased 9.4% or $449,000 for the nine month period ended January 27, 2008 compared to the nine month period ended January 28, 2007. Also, in the nine month period ended January 27, 2008, we accrued $40,000 of management fees from American Racing compared to $124,000 for the nine month period ended January 28, 2007. The decrease in management fees is due to the sale of American Racing in June 2007.

Total operating expenses. Total operating expenses decreased 18.8% or $2.8 million, for the nine month period ended January 27, 2008 compared to the nine month period ended January 28, 2007. During the nine months ended January 27, 2008, operating expenses excluding write-offs decreased $1.8 million due to our initiatives to reduce staffing and expenses related to non-core business. During the nine months ended January 27, 2008, we recorded a $2.4 million impairment of notes receivable and accrued interest related to a development project. During the nine months ended January 28, 2007, we recorded a $3.6 million write-off of notes receivable and project development cost related to Native American gaming projects which we are no longer pursuing.

Earnings (loss) from unconsolidated affiliates. Earnings (loss) from unconsolidated affiliates increased 207%, or $7.9 million, for the nine month period ended January 27, 2008 compared to the nine month period ended January 28, 2007. Earnings of IC-BH increased 123% or $2.7 million. IC-BH’s net revenues decreased $1.9 million for the nine month period ended January 27, 2008 compared to the nine month period ended January 28, 2007. This decrease was primarily due to a decrease of casino revenues. However, the decrease in net revenues was offset by a $8.9 million decrease in operating expenses. During the nine month period ended January 27, 2008, we recorded equity in losses of American Racing of $0.8 million as compared to $6.1 million during the nine month period ended January 28, 2007 primarily due to our sale of American Racing as of June 14, 2007.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense decreased 15.0%, or $604,000 for the nine month period ended January 27, 2008 compared to the nine month period ended January 28, 2007. The decrease is primarily due to a lower weighted average debt balance. Interest income decreased 13.8%, or $241,000, for the nine month period ended January 27, 2008 compared to the nine month period ended January 28, 2007. The decrease is primarily due to our decision to defer interest income related to one note receivable offset by a higher weighted average note receivable balance. Amortization of deferred loan costs was $641,000 and $450,000 for the nine month periods ended January 27, 2008 and January 28, 2007, respectively. The increase is due to the write-off of $165,000 of unamortized deferred loan costs due to the termination of our $15 million acquisition line once we established our $13 million Project Fund.

Net income (loss). Net income (loss) was $26.9 million and $(7.1) million for the nine month periods ended January 27, 2008 and January 28, 2007, respectively. The improvement of $34.0 million is primarily related to the $40.5 million gain on sale of unconsolidated affiliates, the $5.3 million reduced loss from American Racing, offset by the elimination of $5.2 million of net credit enhancement and management fees, the $2.4 million impairment of notes receivable and accrued interest during the nine months ended Janauary 27, 2008 compared to the $3.6 million of write-off of notes receivable and project development costs during the nine months ended January 28, 2007, increased tax expense of $12.3 million during the nine months ended January 27, 2008, all offset by $2.7 million improved earnings from IC-BH and $1.8 million of reduced corporate and other operating expenses. The effective tax rate of 23.5% is due to reestablishing $4.4 million of a deferred tax asset which was fully reserved at April 29, 2007.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 27, 2008 and January 28, 2007:

	Nine Months Ended
	January 27,	January 28,
	2008	2007
Net cash provided by (used in):
Operating activities	$(5,043,728)	$(1,385,977)
Investing activities	53,303,865	(333,372)
Financing activities	(41,739,622)	(1,098,128)

Operating activities. Net cash used in operating activities during the nine month period ended January 27, 2008 increased to $(5.0) million compared to $(1.4) million during the nine month period ended January 28, 2007. The $3.6 million increase in cash used is mainly due to the elimination of credit enhancement fees received from River Rock Casino during the nine months ended January 28, 2007 and the increase in income taxes during the nine months ended January 27, 2008, offset by the gain on sale of unconsolidated affiliates. During the nine months ended January 27, 2008, we fully repaid the balance on the $5.9 million note by applying $1.3 million of the $2.6 million of distributed funds received from IC-BH while retaining $1.3 million.

Investing activities. Net cash provided by (used in) investing activities during the nine month period ended January 27, 2008 increased by $53.6 million compared to the nine month period ended January 28, 2007. The increase was primarily due to $66.8 million received from the sale of unconsolidated affiliates offset by the establishment of a $13 million Project Fund to be used for future acquisitions.

Financing activities. Net cash used in financing activities during the nine month period ended January 27, 2008 increased $40.6 million compared to the nine month period ended January 28, 2007. In the nine month period ended January 27, 2008, we repaid $46.0 million on our $55.0 million credit facility and other term loans compared to $2.3 million in the nine month period ended January 28, 2007. We received $4.5 million on our credit facility and a note payable during the nine months ended January 27, 2008 compared to $3.0 million during the nine months ended January 28, 2007.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- disposition of non-gaming related assets;
- debt service requirements;
- capital requirements related to future acquisitions;
- obtaining funds via long-term subordinated debt instruments; and
- working capital requirements.

At January 27, 2008, outstanding indebtedness under our revolving credit facility was $15.55 million with total indebtedness of $15.6 million. Historically, tax distributions from IC-BH, distributions from Dry Creek Casino, LLC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. However, on April 25, 2005 we executed a three year $5.9 million promissory note payable to IC-BH in connection with the purchase of the Colorado Grande Casino, and were using our quarterly distributions from IC-BH for the repayment of interest and principal due on this note until September 2007 at which time the note was fully repaid. Based on the Company anticipating net operating tax losses in 2008, the one remaining quarterly tax distribution from IC-BH will be available to pay operating expenses and service a portion of our debt. Furthermore, on November 13, 2007 we restructured our revolving credit facility with our current lender to extend the maturity date until June 30, 2010. Our ability to borrow additional funds under the credit facility is subject to approval from the lender and our ability to provide acceptable collateral.

On January 27, 2008, we had cash and cash equivalents of $9,324,000.

We currently expect funds generated from our operating activities, together with existing cash and cash equivalents, sale of non-core assets, and expected loan repayments from our notes receivable will be adequate to fund our ongoing operating and debt service requirements.

Off-Balance Sheet Arrangements

As of January 27, 2008, we have guaranteed approximately $11 million of mortgage debt of a subsidiary of American Racing. The debt matures on March 31, 2008. On June 14, 2007 we sold our membership interest in American Racing and related entities and were indemnified by the purchasers in connection with the guarantee and, under a separate arrangement, we are indemnified by the principal of Southern Tier from any liabilities incurred from such guarantee. In the event of nonperformance by American Racing, under the terms of the obligation, our maximum potential future payment under the guarantee will be equal to half of the loan amount owed by American Racing. As of January 27, 2008, our maximum potential future payment under this guarantee was approximately $11 million.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity price and equity prices. Our primary exposure to market risk is credit risk concentrations. We do not believe we are subject to material interest rate risk.

Our credit facilities are primarily fixed interest rate instruments and an interest rate change due to changes in market conditions would have limited impact on our operations.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our internal control over financial reporting was effective as of January 27, 2008. There have not been any changes in our control over financial reporting during the three months ended January 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

Route 66 Casinos

1. On September 27, 2002, we filed a claim for arbitration, seeking damages, specific performance and other relief against American Heritage, Inc. (d/b/a The Gillmann Group), the other member in Route 66 Casinos, LLC. Route 66 Casinos was jointly formed by us and The Gillman Group to assist the Pueblo of Laguna in the development and financing of gaming facilities on land located 11 miles west of Albuquerque, New Mexico. We and The Gillmann Group entered into several contracts arising from The Gillmann Group’s agreement to assist in the development and equipping of the Route 66 Casino. One such agreement, the Amended and Restated Operating Agreement of Route 66 Casinos, LLC, governed the relationship of the parties relating to the Route 66 Casinos gaming operation. Pursuant to this agreement, we were to receive 51% of the net revenue received by Route 66 Casinos from the gaming operation. We also loaned The Gillmann Group the amount of $250,000, which has been repaid to us.

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

Following the jury’s verdict, Nevada Gold and the Defendants filed competing motions for the entry of judgment by the Court. On October 25, 2006, the Court entered judgment. The Court found American Heritage liable to Nevada Gold for $9,165,079 (reflecting the jury’s verdict, plus prejudgment interest), but held that Nevada Gold take nothing from Fred Gillmann. American Heritage appealed the judgment against it to the Court of Appeals for the First District, Houston, Texas, and Nevada Gold appealed the judgment that Nevada Gold take nothing from Fred Gillmann personally notwithstanding the jury’s verdict. The Court of Appeals issued its ruling on February 7, 2008. The Court ruled that Nevada Gold is not entitled to prejudgment interest pursuant to Nevada law, which governed the Contract, but otherwise sustained the District Court’s judgment. American Heritage subsequently filed a motion for rehearing by the Court of Appeals.

2. On July 23, 2007, the Company filed a lawsuit in the 189th Judicial District Court of Harris County, Texas, against American Heritage and Frederick C. Gillmann. In this case, which is related to the Texas Litigation described above, the Company is pursuing claims against the defendants pursuant to the Texas Uniform Fraudulent Transfers Act for alleged fraudulent transfers that the Company alleges the defendants made in order to make American Heritage judgment proof and to deprive the Company of the ability to enforce the judgment it obtained in the case described above. American Heritage filed a general denial in response to the lawsuit. Gillmann filed a Special Appearance challenging the Texas Court’s authority to exercise personal jurisdiction over him. While the Court was considering Gillmann’s jurisdictional challenge, we filed a similar fraudulent transfer lawsuit against Gillmann in Nevada, where Gillmann claims his residence. The Texas Court subsequently rejected Gillmann’s jurisdictional challenge.

We believe there is substantial evidence to support the fraudulent transfer allegations against American Heritage and Gillmann and we intend to vigorously pursue this matter although it is not possible to render an opinion concerning the likely outcome at this time.

Rinaldo Corporation

On October 18, 2004, Rinaldo Corporation filed an action captioned Rinaldo Corporation vs. Nevada Gold & Casinos, Inc., Sierra Research and Consulting, LLC, Sheila L. Torkelson, Michael R. Derry (d/b/a Waste Not Tribal Services), and Does 1 Through 100, against us in the Superior Court of the State of California (No. S-1500-CV 253969 AEW). According to the Complaint, Rinaldo Corporation (“Rinaldo”) and the Timbisha Shoshone Tribe of the Western Shoshone Nation entered into a Development Contract and Personal Property Lease on or about November 2, 2002, which obligates Rinaldo to (a) finance and provide technical assistance to the tribe in acquiring suitable real property and causing such land to be taken into trust by the United States; (b) design, construct and otherwise develop at its own expense the structure and related equipment to be used as the gaming facility; and (c) advance certain operating funds to the tribe while the gaming facility is being developed, constructed and brought into operation. In the Complaint, Rinaldo claims that we and the other named defendants wrongfully interfered with the agreement between Rinaldo and the tribe. Rinaldo alleges tortious interference with contract and prospective economic advantage, unfair competition and conspiracy, and seeks more than $50 million in damages and unspecified punitive damages. Rinaldo also seeks a preliminary and permanent injunction barring us and the other defendants from engaging in further acts of alleged interference. On October 29, 2004, Rinaldo filed its First Amended Complaint. We demurred to Rinaldo’s First Amended Complaint, and, at a hearing on January 5, 2005, the Court orally sustained our demurrer with respect to one cause of action (with leave for Rinaldo to amend), and denied it with respect to the others. After Rinaldo amended, we answered, generally denying Rinaldo’s allegations. Meanwhile, defendants Torkelson and Derry filed separate demurrers, asserting that they were protected by the doctrine of sovereign immunity. On May 11, 2005, the trial court sustained their demurrer, giving Rinaldo leave to amend. In response, Rinaldo filed a Third Amended Complaint on June 1, 2005, to which Torkelson and Derry demurred again. On August 4, 2005, the court sustained their demurrer without leave to amend, dismissing them in their personal capacities from the case. Subsequently, Rinaldo voluntarily dismissed Torkelson and Derry in their business capacities, leaving Nevada Gold as the only remaining defendant.

In November 2005, Nevada Gold moved for summary judgment against Rinaldo, and the Court ruled on that motion on February 21, 2006. The Court dismissed all of Rinaldo’s claims for tortious interference with a contract, holding that the development contract on which Rinaldo had based those claims was invalid as a matter of law. The Court also dismissed Rinaldo’s claim for damages under the California unfair competition statute. After the ruling, only Rinaldo’s claims for tortious interference with prospective economic relations, civil conspiracy, and injunctive relief under the unfair competition statute remained if these claims are pursued any further by Rinaldo.

We subsequently moved for summary judgment seeking to dispose of Rinaldo’s remaining claims, and the Court granted our motion. The Court’s ruling disposed of the entire case in our favor. Rinaldo appealed the dismissal of its case. On February 15, 2008, the California Court of Appeal issued its ruling. The Court ruled in our favor and sustained the trial court’s judgment dismissing Rinaldo’s case.

We believe the claims against us to be without merit and we intend to vigorously and appropriately defend the claims asserted in this matter if they are pursued further by Rinaldo.

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

10.27C (+)
SeSecond Amendment to the Employment Agreement dated January 23, 2008 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to Form 8-K filed January 24, 2008)

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

10.33
Purchase and Sale Agreement among Nevada Gold & Casinos, Inc. Nevada Gold NY, Inc., Southern Tier Acquisition, LLC and Oneida Entertainment LLC (filed previously as Exhibit 10.1 to Form 8-K filed June 21, 2007)

10.34
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated July 30, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed July 30, 2007)

10.35
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated October 12, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed October 15, 2007)

10.35A
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated December 20, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed December 21, 2007)

10.36
Agreement Regarding Use of Proceeds of IC-BH Sale and Regarding Remaining Amount Due Under the Amended and Restated Credit Facility among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed November 13, 2007)

10.37
Amendment to the January 2006 Security Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.2 to Form 8-K filed November 13, 2007)

10.38
Agreement Regarding Use of Proceeds from RCI/CCH Notes Receivable between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.3 to Form 8-K filed November 13, 2007)

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

10.41	Agreement of Sale between Columbia Properties Vicksburg, LLC and Nevada Gold Vicksburg, LLC dated November 13, 2007 (filed previously as Exhibit 10.6 to Form 8-K filed November 13, 2007)

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan, or arrangement.
*	Filed herewith.
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By: /s/ James J. Kohn
James J. Kohn, Chief Financial Officer

Date: March 7, 2008

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

10.27C (+)
SeSecond Amendment to the Employment Agreement dated January 23, 2008 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to Form 8-K filed January 24, 2008)

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

10.33
Purchase and Sale Agreement among Nevada Gold & Casinos, Inc. Nevada Gold NY, Inc., Southern Tier Acquisition, LLC and Oneida Entertainment LLC (filed previously as Exhibit 10.1 to Form 8-K filed June 21, 2007)

10.34
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated July 30, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed July 30, 2007)

10.35
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated October 12, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed October 15, 2007)

10.35A
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated December 20, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed December 21, 2007)

10.36
Agreement Regarding Use of Proceeds of IC-BH Sale and Regarding Remaining Amount Due Under the Amended and Restated Credit Facility among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed November 13, 2007)

10.37
Amendment to the January 2006 Security Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.2 to Form 8-K filed November 13, 2007)

10.38
Agreement Regarding Use of Proceeds from RCI/CCH Notes Receivable between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.3 to Form 8-K filed November 13, 2007)

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

10.41	Agreement of Sale between Columbia Properties Vicksburg, LLC and Nevada Gold Vicksburg, LLC dated November 13, 2007 (filed previously as Exhibit 10.6 to Form 8-K filed November 13, 2007)

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan, or arrangement.
*	Filed herewith.
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.