Form 10-K
period 2008-04-27
NEVADA GOLD & CASINOS INC
filed 2008-07-28
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for fiscal year ended April 27, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission File No. 001-15517
Nevada Gold & Casinos, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

50 Briar Hollow Lane, Suite 500W, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.12 par value	American Stock Exchange

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
☐ Yes ☒ No

As of May 30, 2008 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $1.17, as reported on the American Stock Exchange, was $14,344,740.

As of June 20, 2008, the registrant had 12,939,130 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 27, 2008 are incorporated by reference into Part III of this report.

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

Commercial Gaming Projects.

We own and operate the Colorado Grande Casino in Cripple Creek, Colorado.

From July 1997 through January 27, 2008, we held a 43% interest in Isle of Capri - Black Hawk, LLC ("IC-BH") which owned and operated two commercial casino properties in Black Hawk, Colorado - the Isle of Capri-Black Hawk Casino and Colorado Central Station Casino. On January 27, 2008, we sold our membership interest to our partner, Isle of Capri Casinos, Inc. (“Isle”).

From November 2005 through June 14, 2007, we held an equity investment in American Racing and Entertainment, L.L.C. (“American Racing”) which was formed to pursue racing and gaming opportunities in the State of New York. In addition, we had an agreement with American Racing to manage the two racing and gaming facilities owned by American Racing. In April 2007, we entered into a Letter Agreement for the sale of our interest in American Racing to two of our joint venture partners. The sale was completed on June 14, 2007. Our ownership percentage was initially 50% and was reduced over time to 15.67% at the date of the sale.

In November 2007, we signed a Purchase and Sale Agreement to acquire the Horizon Casino and Hotel in Vicksburg, Mississippi from Tropicana Entertainment. In December 2007, we have submitted our application for approval by the Mississippi Gaming Commission to become a licensed gaming operator in Mississippi and have submitted information to obtain a gaming license to operate the Vicksburg property. In May 2008, Tropicana Entertainment filed a petition for bankruptcy reorganization and we have been informed by the staff at the Mississippi Gaming Commission that it will not move on a recommendation on our application until the bankruptcy court approves the proposed sale. Despite this action, we anticipate closing the transaction by the end of fiscal year 2009.

Native American Owned Projects.

As of May 2007, we own a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development”) which is developing a casino for a Native American tribe in Amador County, California.

We have entered into agreements for the development of a multi-phase casino project and consulting contract upon completion, for a Native American tribe in Pauma Valley, California. On March 23, 2007, we received a letter from the Tribe stating that it wished to terminate its existing contractual relationship with us and on July 2, 2007, the National Indian Gaming Commission (“NIGC”) informed us and the Tribe that the agreements previously entered into require approval by the NIGC. We are attempting to negotiate with the Tribe for a mutually acceptable settlement of the outstanding issues, but are not engaged in active discussions at this time.

We also have real-estate interests in Colorado, which we are currently marketing for sale.

We report our operations in two segments - gaming projects and non-core assets. For a summary of financial information concerning these two segments, please refer to the information provided in Note 14 to our Consolidated Financial Statements.

Objective and Strategies

Our primary business objective is to increase long-term returns to shareholders through appreciation in the value of our common shares. To achieve this objective, we intend to grow our assets and our earnings by following three business strategies:

-	enhancing the return from, and the value of, the gaming properties in which we own interests or have development or management contracts;
-	acquiring or developing additional commercial gaming properties;
-	assisting in finding financing, developing and/or managing of, or providing consulting services to gaming projects.

Commercial Casino Projects

Isle of Capri Black Hawk, L.L.C

On January 27, 2008, we sold our interest in IC-BH to our partner, Isle, for $64.6 million. Our percentage of the financial results of IC-BH have been reflected as part of equity in earnings of unconsolidated subsidiaries through January 27, 2008. The following is a background discussion of the project.

We owned 43% of IC-BH which owned two casinos in Black Hawk, Colorado. Isle (ISLE:NASDAQ) owned the remaining 57% of IC-BH. Isle operated the casinos under a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profit of the casinos. In April, 2005, we purchased the Colorado Grande Casino located in Cripple Creek, Colorado from IC-BH. IC-BH’s gaming properties were:

The Isle of Capri-Black Hawk Casino

The Isle of Capri-Black Hawk Casino, which commenced operations in December 1998, is located on an approximately 10-acre site and is one of the first gaming facilities reached by customers arriving from Denver via Highway 119. The property consisted of a casino with approximately 1,378 slot machines, 18 table games, a 238-room hotel and 1,100 parking spaces in an attached parking garage. The Isle of Capri-Black Hawk Casino also offers customers a wide variety of non-gaming amenities, including four dining facilities and a 4,000 square foot event center that can be used for meetings and entertainment.

The Colorado Central Station Casino-Black Hawk

The Colorado Central Station-Black Hawk is located across the intersection of Main Street and Mill Street from the Isle of Capri-Black Hawk. The property consisted of a casino with 644 slot machines, 16 table games, a 164-room hotel and 1,200 parking spaces. The property also offers guests three dining options.

The Colorado Grande Casino-Cripple Creek

On April 25, 2005, we acquired the Colorado Grande Casino located in Cripple Creek, Colorado, from IC-BH for $6.5 million. The Colorado Grande Casino is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a casino with approximately 195 slot machines, no table games, a restaurant and 44 parking spaces. In 2005 we invested approximately $2.0 million to upgrade the facility and purchase new gaming equipment in order to maximize the earnings potential of the property.

Cripple Creek is 40 miles west of Colorado Springs, Colorado, which is 65 miles south of Denver, Colorado. We believe that the Cripple Creek market attracts customers primarily from Colorado Springs, Fort Carson and smaller areas south of Denver.

American Racing and Entertainment, L.L.C.

On June 14, 2007, we sold our 15.67% membership interest in American Racing to our partners, Southern Tier Acquisition II LLC and Oneida Entertainment LLC. The Company will receive three payments totaling $4.3 million for its membership interest: $2.1 million cash was received upon closing, $1.1 million was received in June 2008 and $1.1 million is due in June 2009. The transaction also included the July 12, 2007 release of a certificate of deposit of approximately $1.1 million previously pledged by us on behalf of American Racing. The following is a background discussion of the project:

American Racing owns Tioga Downs, in Nichols, New York and Vernon Downs, located in Vernon, New York. We acquired a 50% interest in American Racing in November 2005. An additional member was submitted to American Racing in March, 2006 and our interest was reduced to 40%. During fiscal 2007, the Company elected to discontinue making additional capital contributions to American Racing due to a lack of liquidity to meet the cash call commitments. As a result, our ownership percentage in American Racing declined from 40% to 16.18% during fiscal 2007.

We operated both facilities for which we earned management fees based on the revenues and cash flows of each facility. In connection with the sale, we terminated our Management Agreements with Tioga Downs and Vernon Downs and received approximately $110,000 in management fees due.

In addition, we were indemnified by the purchasers in connection with the guarantees of approximately $11 million of debt or any other obligations of American Racing. We were released from these guarantees on March 31, 2008 when the debt was refinanced.

Our percentage of the financial results of American Racing has been reflected as part of equity in earnings of unconsolidated subsidiaries through June 14, 2007.

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

In December 2004, Buena Vista Development entered into a Development Agreement with the Buena Vista Rancheria of Me-Wuk Indians for the development of a casino on the tribal lands located near the city of Ione in Amador County, California. Ione is approximately 40 miles southeast of Sacramento and approximately 40 miles northeast of Stockton. The multi-level casino is expected to accommodate approximately 1,650 slot machines, 60 gaming tables, restaurant and dining facilities, a retail shop and multi-level parking facility with approximately 3,600 parking spaces. Under the Development Agreement, Buena Vista Development is entitled to receive a development fee equal to 25% of the net income from the casino for a term of seven years after the casino opens.

The terms of our loan to Buena Vista Development provide for interest at the rate of prime plus 1%, with payments to be made from any third party permanent financing for the casino project or the first revenues received by Buena Vista Development under the Development Agreement. The loan is payable at any time without a penalty. Our initial 20% ownership interest in Buena Vista Development increased by five percentage points at the end of every six month period that the loan remained outstanding, up to a maximum of an additional 20%, for a total of 40%. At April 27, 2008, we own a 40% interest in Buena Vista Development.

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

We cannot predict the future performance of the casino. We expect the casino’s primary market to include Sacramento and Stockton, California. In this market, the casino will most directly compete with the Jackson Rancheria Casino located in Jackson, California, approximately 10 miles from the proposed Buena Vista Casino, the Cache Creek Casino located approximately 45 miles northwest of Sacramento, Thunder Valley Casino located a few miles northeast of Sacramento and the Shingle Springs Casinos to be located just east of Sacramento on Highway 50.

La Jolla Band of Luiseno Mission Indians; Pauma Valley, California

On March 23, 2007, we received a letter from the La Jolla Band of Luiseno Mission Indians (“Tribe”) stating that it wished to terminate its existing contractual relationship with the Company. Also, on July 2, 2007, the NIGC informed us and the Tribe that the agreements previously entered into with the Tribe required NIGC approval. We have attempted to negotiate a mutual settlement of the outstanding issues but the Tribe has renounced all of the agreements with the Company and we are no longer in active negotiations with the Tribe. No assurances can be given that we will be able to negotiate a mutually acceptable agreement with the Tribe. As a result, we have written-off the notes receivable, the related accrued interest and our equity investment in the La Jolla development project as of April 27, 2008. The following is a background discussion of the project.

In August 2004, we (through our wholly owned subsidiary, Gold River, L.L.C.) entered into a Development Agreement with the Tribe, a federally recognized Indian tribe, pursuant to which we agreed to assist the tribe in developing and constructing a multi-phase gaming facility. A Management Agreement with the Tribe was signed in June 2005 for the first phase pursuant to which we would provide management services for the gaming facility. The Development Agreement was found by the NIGC to require modification. As a result, both parties agreed to terminate the Development Agreement and, as of July 30, 2006, signed a Development Consulting Services Agreement, a Pre-Opening Consulting Services Agreement, and a Post-Opening Consulting Services Agreement, collectively referred to as “Transaction Documents.” On July 2, 2007, the NIGC informed us and the Tribe that based on the content of the Transaction Documents, the NIGC is required to approve these agreements.

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

Other Projects

Route 66 Casino; Albuquerque, New Mexico

The Company was involved in litigation with its joint venture partner, as discussed in Item 3. In April 2008, we signed a settlement agreement with American Heritage, Inc. and Fred Gillman, the principle of American Heritage, Inc. (“The Gillmann Group”). The agreement states The Gillmann Group will pay us $1 million on May 1, 2008, $1.3 million by May 31, 2008 and $2.3 million by April 15, 2010. We have received the first two payments. The agreement also provides collateral that can be attached if full payment is not timely received. We owned a 51% interest in Route 66 which we accounted for using the equity method. We received no cash distributions from the Route 66 Casinos venture. Our portion of the earnings of the Route 66 Casinos venture were estimated and recorded based on available financial information. See also Notes 5 and 18 to the accompanying Consolidated Financial Statements for a discussion of our accounting for the settlement agreement and our former investment in this joint venture.

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

The Gaming Commission is empowered to issue five types of gaming and related licenses. Our Colorado casino requires a retail gaming license, which must be renewed each year, and the Colorado Commission has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities will be limited accordingly. The Colorado Casinos’ licenses are renewable annually, subject to continued compliance with gaming regulations. The failure or inability of the Colorado Grande-Cripple Creek (the "Colorado Casino"), or the failure or inability of others associated with the Colorado Casino to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

The Colorado Casino must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. It also must not exceed specified gaming square footage limits as a total of each floor and the full building,.may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00. No Colorado Casino may provide credit to its gaming patrons.

The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds, and authorizes the Gaming Commission to change the rate annually. The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $4 million, 4% over $4 million up to and including $5 million, 11% over $5 million up to and including $10 million, 16% over $10 million up to and including $15 million and 20% on adjusted gross gaming proceeds in excess of $15 million. Effective July 1, 2008, the gaming tax rates have been changed to 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $5 million, 9% over $5 million up to and including $8 million, 11% over $8 million up to and including $10 million, 16% over $10 million up to and including $13 million and 20% on adjusted gross proceeds in excess of $13 million.

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

Under the form of tribal-state compact first signed by the State of California and certain California tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class III slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes who have entered into these tribal-state compacts, and few, if any additional licenses are presently available. Some tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class III slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in the most recent cases, fees based on a percentage of slot “net win.” The La Jolla tribe has entered into the 1999 form of tribal-state compact with the State and has not amended the tribal-state compact. The La Jolla Tribe has the authority to operate up to 349 Class III slot machines at its facility in phase one of its project. The Buena Vista Tribe has entered into an amended tribal-state compact with the State of California which will allow it to operate up to 2,000 Class III slot machines and 80 table games, in accordance with provisions contained in the compact.

We previously received the appropriate licenses from the tribal gaming authorities to participate in the development, financing and/or equipping of the La Jolla Casino and have applied for renewal and are awaiting confirmation. Buena Vista Development has been issued the appropriate licenses from the Buena Vista tribal gaming authority to participate in the development and financing of its casino and has received preliminary approval from the tribe of our suitability as an owner of Buena Vista Development. In California, licensing and registration requirements for tribal financing sources are governed by compacts between the tribes and the State of California. Pursuant to the compacts relating to the La Jolla Casino and Buena Vista Casino, applications have been made to the State by us (or Buena Vista Development for the Buena Vista Casino) for a determination that we are suitable for licensing as a tribal financing source. If the State of California determines that any person would be unsuitable for licensure in a tribal casino, then the tribal gaming authority must revoke any license that has been issued to that person.

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

Buena Vista Development’s development agreement with the Buena Vista Tribe, and each of our consulting agreements with the La Jolla Tribe were submitted to the NIGC, with a request for a determination that each agreement was not subject to IGRA's requirements for management contracts. We received confirmations from the NIGC that the development agreements pertaining to the Buena Vista Development was not subject to IGRA's requirements for management contracts. On July 2, 2007, the NIGC informed us and the La Jolla Tribe that based on the content of the Transaction Documents, the NIGC is required to approve these agreements.

In the past few years, the NIGC’s office of general counsel has issued a number of opinions concluding that contracts with non-managers violated IGRA’s requirements that a tribe must have the "sole proprietary interest" in its gaming operations. Generally, these opinions have been rendered where the non-manager received a percentage of the casino's revenues as compensation for the contractor’s services, and where the general counsel’s office determined that the compensation was disproportionately large in comparison to the value of the services provided or the risks assumed by the contractor. Where a contractor’s compensation is based on a percentage of a tribal casino’s revenues, tribes or the contractors commonly submit these non-management contracts to the NIGC for a determination that the contracts are not management contracts and do not grant any "proprietary interest" in the tribe's gaming operations.  The Buena Vista Tribe submitted the Development Agreement with Buena Vista Development to the NIGC’s office of general counsel with a request for such a determination, and received a favorable determination which found that the Development Agreement did not grant any “proprietary interest” to Buena Vista Development.  The La Jolla tribe submitted the consulting agreements for La Jolla to the NIGC’s office of general counsel with a request for such a determination. The NIGC has informed us and the Tribe that based on the content of the DCSA and the POCSA, the NIGC is not required to approve these agreements. The NIGC has informed us that the Post-CSA will require NIGC approval. No assurance can be given that the Post-CSA will be approved by the NIGC.

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

Other Assets

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 270 acres of real property in the vicinity of Black Hawk, Colorado. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 270 acres. The 270 acres is for sale and has been listed with a broker.

Restaurant Connections International, Inc. We are a founding shareholder of Restaurant Connections International, Inc. (“RCI”), and currently own a 56% interest in RCI. We increased our ownership from 34% to 56% effective May 16, 2008. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo. RCI is pursuing a sale or other disposition of its assets. Other global fast food restaurants have entered the Brazilian marketplace and are general competitors of RCI. These restaurant companies have significantly greater financial and other resources that could adversely affect RCI’s operations.

Nevada Gold Vicksburg, LLC. Through our wholly-owned subsidiary, Nevada Gold Vicksburg, LLC, we have signed a Purchase and Sale Agreement on November 13, 2007, to acquire the Vicksburg Horizon Hotel and Casino, located in Vicksburg, Mississippi. We have escrowed $2 million as a deposit and spent additional funds for licensing, title search, surveys, legal and other matters pertaining to the acquisition.

Employees

As of April 27, 2008, we employed 89 people.

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

Item 1A. Risk Factors

The following is a description of what we consider our key challenges and risks:

Financing future acquisitions may be difficult.

The principal challenge facing the Company is the ability to obtain financing to acquire existing casino operations which will generate cash flow to service debt obligations and permit expansion of gaming operations. There can be no assurances that such financing can be obtained.

Indebtedness could adversely affect our financial health.

Effective March 1, 2008, our $55 million revolving credit facility was replaced by a $15.6 million interest only promissory note which matures on June 30, 2010.

As of April 27, 2008, we had $15.6 million of indebtedness outstanding. Our indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	limit our ability to fund future working capital, capital expenditures and other general operating requirements;

•	place us at a competitive disadvantage compared to our competitors that have less debt or greater resources; and

•	limit our ability to borrow additional funds.

The occurrence of any one of these events or conditions could have a material adverse effect on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations.

We will require cash to service our indebtedness and fund our gaming operations. Our ability to generate cash depends on many factors beyond our control.

Our ability to fund our gaming operations will depend on our ability to generate cash flow from our gaming operations and borrow or refinance a minimum of $15.6 million by June 30, 2010. Our ability to generate sufficient cash flow to satisfy our debt obligations will depend on our future operating performance that is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt obligations, we will need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. These measures may not be available to us or, if available, they may not be sufficient to enable us to satisfy our obligations and may restrict our ability to pay operating expenses. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations or fund our gaming operations.

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

We could fail to monetize recorded assets.

The Company has several receivables and other assets that are projected to be collected within fiscal years 2009 and 2010. These assets pertain to previous and potential sales of assets, settlement agreements and notes receivable. If the Company is not able to collect or monetize these assets timely then the lack of such collections will have a negative impact on the Company’s projected cash flow. The occurrence of monetizing our recorded assets could have a material adverse effect on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations.

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

Maintaining good personal and professional relationships with Indian tribes and their officials is critical to our proposed and future Indian – related gaming activities. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing an Indian tribe may be replaced by appointment or election or become subject to policy changes. Replacements of Indian tribe officials or administrations, changes in policies to which an Indian tribe is subject, or other factors that may lead to the deterioration of our relationship with an Indian tribe may cause delays in the completion of a development project with that Indian tribe or prevent the project's completion altogether, which may have an adverse effect on the results of our operations.

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

Our success is largely dependent upon the efforts and skills of our key executive officers. The loss of the services of any key executive officer could have a material adverse effect on us. There can be no assurance that we would be able to attract and hire suitable replacements in the event of any such loss of services. We currently have employment agreements with our Chief Executive Officer, Senior Vice President/General Counsel/Chief Compliance Officer, and our Executive Vice President/Chief Financial Officer.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

Colorado Grande Casino-Cripple Creek. We lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. On July 7, 2005, we exercised the option to extend the lease to January 2021. On April 1, 2008 we negotiated an extension of the lease to January 2033 at a flat annual rent of $400,000 from February 2021 through January 2033. In addition, we own an additional parcel of land adjacent to the Colorado Grande, which is used for parking.

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 270 acres of real property in the vicinity of Black Hawk, Colorado. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 270 acres. The 270 acres is for sale and has been listed with a broker.

Office Lease. We currently lease approximately 6,110 square feet of office space in Houston, Texas. We moved into the office space on November 15, 2007. The lease expires March 31, 2009. The total monthly rental for this office space is currently $7,300. We are actively seeking to extend the lease until March 31, 2011.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended April 27, 2008.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the American Stock Exchange under the symbol UWN. The following table sets forth the high and low sales prices per share of the common stock for the last two fiscal years.

	Fiscal Years Ended
	April 27, 2008		April 29, 2007
	High	Low	High	Low

First Quarter	$2.79	$1.88	$9.60	$5.80
Second Quarter	2.05	1.09	6.77	4.60
Third Quarter	1.69	1.09	5.50	2.70
Fourth Quarter	1.59	1.08	3.33	1.62

Holders of Common Stock

As of May 20, 2008, we had approximately 4,298 shareholders of record.

Dividends

We have not paid any dividends during the last three fiscal years and our current policy is to retain earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 27, 2008 including the 1999 Stock Option Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders (such grants, the “Non-Plan Grants”).

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (C)

Equity Compensation Plans Approved by Security Holders	1,334,000	$6.25	402,099
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	1,334,000	$6.25	402,099

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 500,000 shares to our stock buyback program. In fiscal year 2006, we announced another increase of 900,000 shares to our stock buyback program. Under this program, we repurchased 54,200 and 942,000 shares of our common stock for an average price of $8.03 and $10.38 per share during fiscal years ended April 29, 2007 and April 30, 2006, respectively. During the year ended April 27, 2008, we made no repurchases of our common stock.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company’s stockholders during the five-year period ended April 27, 2008, as well as an overall stock market index (AMEX Market Index) and the Company’s peer group index (Dow Jones US Gambling Index):

ASSUMES $100 INVESTED ON MAR. 31, 2002
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING APRIL 27, 2008

Item 6.	Selected Financial Data

The selected consolidated financial data presented below as of the end of and for fiscal years 2008, 2007, 2006, 2005 and 2004 have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and Notes thereto and other financial and statistical information included elsewhere in this Annual Report.

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006		March 31, 2005		March 31, 2004
Statement of Operations Data:
Total net revenues	$6,732,913 (a)	$13,058,799 (a)	$13,149,221	(b)	$5,728,519		$3,740,451
Total operating expenses before write-offs	12,573,087	15,686,836	14,233,353	(b)	5,064,776		3,516,056
Write-off of notes receivable related to gaming projects	4,026,893	3,235,297	1,574,452		120,000		-
Impairment of equity investment	308,350	125,000	-		-		-
Write-off of project development costs	-	495,982	286,653		180,850		245,356

Operating income (loss)	(10,175,417)	(6,484,316)	(2,945,237)		362,893		(20,961)
Non-operating income expenses:
Earnings (loss) from unconsolidated affiliates	4,055,446	(3,405,539)	6,917,818		7,648,802		11,243,466
Gain on sale of equity investees and marketable securities	40,715,552 (h)	42,226	167,948		34,672		-
Gain on termination of development contract	-	245,499	-		-		-
Gain on termination of development agreement	-	10,264,006 (a)	-		-		-
Interest income (expense), net	(2,620,983)	(3,553,052)	(2,248,550)		(367,460)		677,118
Gain (Loss) on Extinguishment of Debt	(203,160)	-	-		-		-
Minority interest	-	(4,301,050) (a)	(1,308,867)		(837,849)		(561,697)
Net income (loss) before income tax expense	31,771,438	(7,192,226)	583,112		6,841,058		11,337,926
Income tax expense
Current	9,949,362	170,347	-		-		-
Deferred and change in valuation allowance	(1,885,726)	1,592,827 (g)	211,251		2,682,794		3,813,870
	8,063,636	1,763,174	211,251		2,682,794		3,813,870
Net income (loss)	$23,707,802	$(8,955,400)	$371,861		$4,158,264		$7,524,056
Per Share Data:
Net income (loss) per common share - basic	$1.83	$(0.69)	$0.03		$0.33		$0.65
Net income (loss) per common share - diluted	$1.83	$(0.69)	$0.03		$0.29		$0.51

Balance Sheet Data
Total assets	$60,892,701	$80,031,346	$88,143,090	(c)	$45,330,514	(e)	$45,951,057	(f)
Total debt	$15,550,000	$57,087,549	$60,466,660	(c)	$12,950,272	(e)	$11,029,266	(f)
Stockholders' equity	$39,959,346	$15,641,286	$24,883,190	(d)	$30,851,193		$30,799,320

(a)
Total net revenues reflect decreased credit enhancement fees due to the buy out of the Development and Loan Agreement between the River Rock Entertainment Authority and Dry Creek Casino, L.L.C in January 2007.

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

(h)	Includes $39.6 million gain from the sale of our ownership interest in IC-BH in January 2008 and, $1.3 million gain from the sale of our ownership interest in American Racing in June 2007.

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

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity and record the portion we do not own as minority interest. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Change in Fiscal Year

On June 6, 2005, we changed our fiscal year to end on the last Sunday in April rather than March 31. This fiscal year creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year. Fiscal year 2006 was a 53-week year which commenced on April 25, 2005 and ended on April 30, 2006. References in this discussion to fiscal years 2008, 2007 and 2006 represent the twelve months ended April 27, 2008, April 29, 2007 and April 30, 2006, respectively.

Equity Method of Accounting

Our investments in RCI, Buena Vista Development and Route 66 are accounted for using the equity method of accounting and our previous investments in IC-BH, American Racing, and Sunrise were accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses one month in arrears for RCI and American Racing (which have a calendar fiscal year), and one month in arrears for Buena Vista Development and Sunrise (which have a fiscal year end of March 31). Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

We utilized the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture were controlled by the minority venturer. We were involved in legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer asserted that the operating agreement governing the venture is void and unenforceable. We assessed whether this circumstance indicated utilization of the cost method of accounting for this investment was appropriate and concluded that the equity method best reflected the underlying nature of our investment. The operating agreement provided that all material decisions of the joint venture were made by the members, including us, on a unanimous basis. We believed the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, can be concluded that we had significant influence over the affairs of the venture. We also believe that we were able to reasonably estimate the revenues and expenses of the venture through our second quarter of fiscal year 2006 to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading "Use of Estimates".

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

Through the second fiscal quarter of 2006, we estimated our share of operational activities of Route 66 Casinos and recorded such amounts using the equity method of accounting (See “Equity Method of Accounting”) because we did not receive revenue and expense information from the venture as a consequence of previous litigation. Effective October 1, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases. The estimated revenues recorded prior to October 1, 2005 are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results and the ultimate conclusion of the litigation may vary materially and adversely from our estimates.

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

We amortized capitalized development costs of Dry Creek Casino (“DCC”), over the contractual five-year term of the credit enhancement fee contract. Each quarter, we recognized as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated credit enhancement fees to be received over the five-year term of the contract. We believed this method was appropriate because it matched income and expenses over the term of the contract. We also reviewed estimated credit enhancement fees to be received over the remaining term of the contract on a quarterly basis to assess whether any changes to our estimates were appropriate. On January 31, 2007, the River Rock Entertainment Authority (“RREA”) exercised a buy-out option contained in the Development Agreement with DCC. Pursuant to the buy-out option, RREA had the option to pay 17 equal monthly installments beginning February 15, 2007. On March 2, 2007 RREA and the members of DCC agreed to a cash settlement of the buy-out option of $11,350,000 in lieu of the monthly installments. The remaining balance of unamortized capitalized costs was written off during the fourth quarter of fiscal 2007 in conjunction with the buy-out.

Goodwill and Other Intangibles

In connection with our acquisition of the Colorado Grande casino on April 25, 2005, we have goodwill with an indefinite useful life of $5.5 million. Statement of Financial Accounting Standards ("SFAS") No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually, or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal year 2008 and determined that the goodwill was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to its carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Asset and Investment Impairments

We apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting Principles Board Opinion (“APB”) No. 18, "The Equity Method of Accounting for Investments in Common Stock," to account for asset and investment impairments. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold. Based upon this policy we reduced our investment in Sunrise Land & Minerals Corporation (“Sunrise”) by $100,000, reduced a note receivable and related accrued interest from Big City Capital by $2.3 million and wrote-off $1.9 million of notes receivable, related accrued interest and our equity investment in the La Jolla gaming development project as of April 27, 2008. In fiscal year 2007 we reduced our investment in Sunrise by $125,000.

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

	Fiscal Year Ended April 27, 2008	Fiscal Year Ended April 29, 2007	Fiscal Year Ended April 29, 2006
Food and beverage	$652,705	$609,938	$923,841
Other	8,616	16,479	22,012
Total cost of complimentary services	$661,321	$626,417	$945,853

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

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 27, 2008, we did not record any accrued litigation liability.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the state of Colorado. On June 14, 2007, we sold our membership interest in our gaming facilities in New York. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. In December 2005, IC-BH completed a $94.0 million capital expansion for IC-BH’s Colorado properties adding approximately 350 slot machines, 160 hotel rooms, a new 1,000 parking structure and a new restaurant which should increase our future earnings from IC-BH. In fiscal year 2004, DCC began receiving a credit enhancement fee from the River Rock Casino. We owned 69% of and consolidated DCC. River Rock Casino completed the construction of a parking garage in December 2004 which increased their parking capacity from approximately 500 spaces to 1,642 spaces which will accommodate up to approximately 2,100 customer vehicles when operated by a valet service during peak demand periods. On January 31, 2007, the River Rock Entertainment Authority (“RREA”) exercised a buy-out option contained in the Development Agreement. Pursuant to the buy-out option, RREA had the option to pay 17 equal monthly installments beginning February 15, 2007. On March 2, 2007 RREA and the members of DCC agreed to a cash settlement of $11,350,000 in lieu of the monthly installments. Our share of the settlement was approximately $8.1 million which is included in gain on termination of development and loan agreement within the consolidated statement of operations for the year ended April 29, 2007. DCC distributed the proceeds to its members in March 2007. Accordingly, we no longer receive credit enhancement fees from RREA. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH and anticipate the casino will also add to our future revenues and earnings. In addition, we initially owned a 40% interest in American Racing, which developed racing facilities which offer harness racing and VLTs to its gaming customers. Our interest decreased throughout fiscal 2007 to 15.67% by the end of the year due to lack of liquidity to meet certain cash call commitments. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs and our profitability can be expected to increase. Our net revenues were $6.7 million, $13.1 million, and $13.1 million for fiscal years 2008, 2007, and 2006, respectively.

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are gaming facilities. Additionally, we have one equity investee (RCI) engaged in the operation of a restaurant franchise. As of April 27, 2008, the amount of consolidated accumulated deficits which represents losses from our unconsolidated affiliates is approximately $1.4 million. Our net ownership interest, investments in and our earnings (losses) from unconsolidated affiliates are as follows (see Note 5 to our Consolidated Financial Statements):

					Earnings (Loss)
	Net Ownership Interest		Investment		Fiscal Years Ended
Unconsolidated affiliates:	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007	April 30, 2006
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	-	43	$-	$22,306,025	$4,860,613	$3,728,960	$6,517,318
Route 66 Casinos, L.L.C. (2)	-	51	-	4,509,183	-	-	874,707
American Racing and Entertainment,
L.L.C. (3)	-	16	-	8,215,042	(840,368)	(7,275,464)	(519,494)
Buena Vista Development Company,
L.L.C. (4)	40	35	154,969	171,169	(16,200)	(5,584)	(13,047)
Sunrise Land and Mineral Corporation (5)	-	50	-	400,489	51,401	146,549	58,334
Restaurant Connections International,			-
Inc. (6)	34	34	-	—	-	—	—
Total investments in unconsolidated affiliates			$154,969	$35,601,908

Total earnings (loss) from unconsolidated affiliates					$4,055,446	$(3,405,539)	$6,917,818

(1)	Separate financial statements for this entity are included herein. On January 27, 2008, we sold our ownership interest in IC-BH to the ISLE.

(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases.

(3)	Represents our equity investment in a racing and gaming development project. On June 14, 2007, we sold our ownership interest to two of our partners.
(4)	This is an investment in a gaming development project. At May 5, 2007, our ownership interest increased to 40%.
(5)	This asset was sold as of January 8, 2008.
(6)	Investment in RCI was reduced to zero in fiscal year 2000. This asset is held for sale as of April 27, 2008. We increased our ownership from 34% to 56% effective May 16, 2008.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows (see Note 5 to the Consolidated Financial Statements):

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
	(Percent)

Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,433,953
Goldfield Resources, Inc. (2)	100	100	-	480,812
Nevada Gold Vicksburg, LLC (3)	100	-	2,191,899	-
Other (4)			215,663	323,202
Total investments- development projects			$5,845,494	$4,237,967

(1)	Acquisition and development costs incurred for 270 acres of real property in the vicinity of Black Hawk, Colorado. See discussion below.
(2)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999.
(3)	Deposit and acquisition costs related to acquisition of Horizon Casino/Hotel in Vicksburg, Mississippi.
(4)	Development cost incurred for other development projects.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the fiscal years ended April 27, 2008, April 29, 2007, and April 30, 2006:

	Fiscal Years Ended
	April 27, 2008	April 29, 2007	April 30, 2006
Revenues:
Casino	$6,636,652	$6,253,491	$5,653,340
Food and beverage	1,414,423	1,295,157	1,471,816
Other	101,203	153,305	126,078
Credit enhancement and management fees	40,174	6,651,304	7,348,651
Gross revenues	8,192,452	14,353,257	14,599,885
Less promotional allowances	(1,459,539)	(1,294,458)	(1,450,664)
Net revenues	6,732,913	13,058,799	13,149,221
Operating expenses:
Casino	1,935,791	1,655,837	2,566,306
Food and beverage	674,961	721,360	863,703
Marketing and administrative	2,900,887	3,094,554	1,935,257
Facility	377,608	323,906	276,304
Corporate expense	5,001,190	7,203,198	5,778,507
Legal expenses	871,428	1,489,967	1,668,311
Depreciation and amortization	743,783	1,112,718	1,018,699
Write-off of notes receviable related to gaming projects	4,026,893	3,235,297	1,574,452
Impairment of equity investment	308,350	125,000	-
Write-off of project development cost	-	495,982	286,653
Other	67,439	85,296	126,266
Total operating expenses	16,908,330	19,543,115	16,094,458
Operating income (loss)	(10,175,417)	(6,484,316)	(2,945,237)
Non-operating income (expenses):
Earnings from unconsolidated affiliates	4,055,446	(3,405,539)	6,917,818
Gain on sale of equity investees and marketable securities	40,715,552	42,226	167,948
Gain on termination of development contract	-	245,499	-
Gain on termination of development and loan agreement	-	10,264,006	-
Interest expense, net	(2,620,983)	(3,553,052)	(2,248,550)
Loss on extinguishment of debt	(203,160)	-	-
Minority interest	-	(4,301,050)	(1,308,867)
Income (loss) before income tax expense	31,771,438	(7,192,226)	583,112
Income tax expense
Current	9,949,362	170,347	-
Deferred and change in valuation allowance	(1,885,726)	1,592,827	211,251
Total income tax expense	8,063,636	1,763,174	211,251
Net income (loss)	$23,707,802	$(8,955,400)	$371,861

Per share information:
Net income (loss) per common share - basic	$1.83	$(0.69)	$0.03
Net income (loss) per common share - diluted	$1.83	$(0.69)	$0.03

Basic weighted average number of shares outstanding	12,939,130	12,937,222	12,975,697
Diluted weighted average number of shares outstanding	12,945,151	12,937,222	13,243,750

Comparison of Fiscal Years Ended April 27, 2008 and April 29, 2007

Net revenues. Net revenues for fiscal year 2008 decreased 48.4%, or $6.3 million, to $6.7 million compared to fiscal year 2007. In fiscal year 2008, credit enhancement and management fees decreased $6.6 million, or 99.4%, to $0.04 million compared to $6.7 million for fiscal year 2007 as a result of River Rock Casino’s cash buy-out of the credit enhancement agreement in March 2007 resulting in no credit enhancement fees in fiscal year 2008. On April 25, 2005, we acquired Colorado Grande Casino from IC-BH. In fiscal year 2008 the Colorado Grande contributed a total of $8.1 million in gross revenues from its casino operations compared to $7.6 for fiscal year 2007. After the promotional allowance, net revenues from its casino operations for fiscal year 2008 were $6.7 million compared to $6.3 million for fiscal year 2007 as a result of increasing our share of the Cripple Creek gaming revenues.

Total operating expenses. Total operating expenses for fiscal year 2008 decreased 13.5%, or $2.6 million, to $16.9 million compared to fiscal year 2007. We experienced a $2.2 million decrease or 30.6% less corporate expense primarily due to a $1.0 million decrease of severance pay resulting from staff reductions in fiscal year 2007. Legal expenses for fiscal year 2008 decreased 41.5%, or $0.6 million, to $0.9 million compared to fiscal year 2007. The decrease is primarily due to hiring an in-house general counsel in an effort to prepare legal documents internally and a reduction in litigation activity. Write-off of notes receivable related to gaming projects increased 34.0% or $1.1 million to $4.3 million compared to fiscal year 2007 whereas in fiscal year 2007 we wrote-off $3.2 million of notes receivable related to gaming projects and other notes receivable. Depreciation and amortization expense decreased 33.2%, or $0.4 million compared to fiscal year 2007.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates for fiscal year 2008 increased 219%, or $7.5 million, to a gain of $4.1 million compared to fiscal year 2007. Due to our sale of IC-BH on January 27, 2008, we recorded nine months of operations for IC-BH during fiscal year 2008. Despite this, earnings from IC-BH increased 30.0%, or $1.1 million compared to fiscal year 2007. IC-BH’s net revenues, for the nine months compared to the prior fiscal year, decreased 27.2%, or $42.2 million. The reduction in net revenues was offset by a reduction in operating expenses, for the nine months compared to the prior fiscal year, of $41.8 million and interest expense reduction of $4.0 million. Losses from our investment in American Racing decreased to $0.8 million in fiscal year 2008 compared to $7.3 million in fiscal year 2007 as a result of our divestiture of this investment as of June 14, 2007. Earnings from Sunrise were $51,000 for fiscal year 2008 compared to $147,000 for fiscal year 2007. In addition, we recorded a loss from Buena Vista Development of $16,000.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense for fiscal year 2008 decreased 27.0%, or $1.4 million, to $3.9 million compared to fiscal year 2007. The decrease is primarily due to the repayment of approximately $40 million of debt during fiscal 2008. Interest income for fiscal year 2008 decreased 14.2%, or $0.3 million, to $2.0 million compared to fiscal year 2007. The decrease is primarily due to a lower weighted average notes receivable balance. Amortization of loan issue cost was $764,000 and $602,000 for fiscal years 2008 and 2007, respectively.

Other non-operating income and expenses. During fiscal year 2008, we recorded a $39.6 million gain related to the sale of our interest in IC-BH and a $1.3 million gain related to the sale of our interest in American Racing compared to gains of $10.3 million related to the termination of our development and loan agreement with the River Rock Casino, a $245,000 gain related to the the termination of our development agreement with Muscogee Nation-Tulsa and $42,000 of gains on sale of marketable securities and assets in fiscal year 2007.

Net (loss) income. Fiscal year 2008 reflects net income of $23.7 million compared to a net loss of $9.0 million for fiscal year 2007. The increase of $32.6 million is primarily related to the $42.7 million net improvement in non-operating income and expense and our improved operating results at the Colorado Grande Casino, offset by the elimination of credit enhancement fees from the River Rock Casino. The effective tax rate for fiscal years 2008 and 2007 was 25.3% and (24.5)%, respectively.

Comparison of Fiscal Years Ended April 29, 2007 and April 30, 2006

Net revenues. Net revenues for fiscal year 2007 decreased 0.7%, or $90 thousand, to $13.1 million compared to fiscal year 2006. In fiscal year 2007, credit enhancement fees decreased $0.7 million, or 9.5%, to $6.7 million compared to $7.3 million for fiscal year 2006 as a result of River Rock Casino’s higher revenues and improved operating margins associated with the additional parking available with the new parking garage offset by the cash buy-out of the credit enhancement agreement in January 2007 resulting in no credit enhancement fees in the fourth quarter of 2007. On April 25, 2005, we acquired Colorado Grande Casino from IC-BH. In fiscal year 2007 the Colorado Grande contributed a total of $7.5 million in gross revenues from its casino operations compared to $7.1 for fiscal year 2006. After the promotional allowance, net revenues from its casino operations for fiscal year 2007 were $6.3 million compared to $5.7 million for fiscal year 2006.

Total operating expenses. Total operating expenses for fiscal year 2007 increased 21.4%, or $3.4 million, to $19.5 million compared to fiscal year 2006. Of the increase, $0.2 million is attributable to casino operations from the Colorado Grande Casino-Cripple Creek. We experienced $1.4 million or 24.7% more corporate expense primarily due to $0.2 million of stock option expense and $1.1 million of severance pay as part of our efforts to reduce staff and future operating expenses. Legal expenses for fiscal year 2007 decreased 11%, or $0.2 million, to $1.5 million compared to fiscal year 2006. The decrease is primarily due to hiring in-house general counsel in an effort to prepare legal documents internally. As a result of our impairment analysis of assets as of April 29, 2007, we wrote down our equity investments by $0.1 million. Write-off of project development cost for fiscal year 2007 increased 73%, or $0.2 million to $0.5 million compared to fiscal year 2006. Also, write-off of notes receivable primarily related to a Native American gaming project which we are no longer pursuing increased 105% or $1.7 million to $3.2 million compared to fiscal year 2006. Depreciation and amortization expense decreased 9.8%, or $0.1 million compared to fiscal year 2006. The decrease is primarily due to the cash buyout noted above.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates for fiscal year 2007 decreased 149%, or $10.3 million, to a loss of $3.4 million compared to fiscal year 2006. Earnings from IC-BH decreased 42.8%, or $2.8 million compared to fiscal year 2006. IC-BH’s net revenues decreased 4.4%, or $7.1 million for fiscal year 2007 compared to fiscal year 2006. This decrease was primarily due to a decrease in revenues resulting from increased competition. However, such decrease was offset by a $2.1 million or 1.5% decrease in operating expenses. IC-BH also had a $2.3 million increase in interest expense, net. Earnings from Sunrise were $147,000 for fiscal year 2007 compared to $58,000 for fiscal year 2006. During fiscal year 2007 we recorded losses from American Racing of $7.3 million compared to losses of $0.5 million during fiscal year 2006. We acquired American Racing in the second half of fiscal year 2006. The increased losses at American Racing are primarily attributable pre-opening and start-up expenses related to the Tioga Downs and Vernon Downs projects. In addition, during 2007 we recorded a loss from Buena Vista Development of $5,600 compared to a loss of $13,000 in fiscal year 2006.

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

Other non-operating income and expenses. During fiscal year 2007, we recorded a $10.3 million gain related to the termination of our development and loan agreement with the River Rock Casino, a $245,000 gain related to the termination of our development agreement with Muscogee Nation-Tulsa, and $42,000 of gains on sale of marketable securities and assets compared to gains of $168,000 in fiscal year 2006.

Net (loss) income. Fiscal year 2007 reflects a net loss of $9.0 million compared to net income of $372,000 for fiscal year 2006. The decrease of $9.3 million is primarily related to the $1.7 million increase in write-off of notes and related investment in a Native American gaming project, a $10.3 million decrease in earnings from unconsolidated subsidiaries, $1.1 million of severance costs and a $1.3 million additional net interest expense, offset by $0.3 million improvement of casino operating results, $11.0 million of gains on termination of development agreements, offset by $1.4 million reduction of credit enhancement fees and a $3.0 million increased payment to minority interest holders, $0.2 million of reduced legal expense, and $1.6 million increased income taxes due to establishing a $4.5 million deferred tax valuation allowance. The effective tax rate for fiscal years 2007 and 2006 was (24.5)% and 36%, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for fiscal years 2008, 2007 and 2006:

	Fiscal Years Ended
	April 27, 2008	April 29, 2007	April 30, 2006
Cash provided by (used in):
Operating activities	$(12,559,597)	$(3,251,897)	$343,835
Investing activities	$52,914,899	$10,221,418	$(31,315,234)
Financing activities	$(41,762,549)	$(8,462,115)	$32,378,856

Operating activities. Net cash used in operating activities during fiscal year 2008 increased $9.3 million compared to fiscal year 2007 mainly due to increased net income of $32.6 million offset by a $7.5 million increase in earnings from unconsolidated affiliates, a $4.3 million decrease in minority interest expense, an $10.5 million decrease in gain on termination of development contracts, $1.1 million increase in write-off of notes receivable and a $40.7 million increase in gain on sale of assets. During fiscal year 2008 we received $2.6 million of tax distributions from IC-BH. Tax distributions of $1.3 million from IC-BH were used to pay down the $5.9 million note payable to IC-BH related to the purchase of the Colorado Grande Casino. The note was fully repaid in the second quarter of fiscal year 2008.

Net cash used in operating activities during fiscal year 2007 increased $3.6 million compared to fiscal year 2006 mainly due to increased operating losses of $9.3 million, offset by $8.1 million, net, of proceeds from the cash buy-out by River Rock Casino noted above, increased write-off of notes receivable of $1.3 million, increased deferred income tax expense of $1.4 million and a $0.7 million decrease of tax distributions from IC-BH. During fiscal year 2007, we received $2.2 million of tax distributions from IC-BH. All of our tax distributions from IC-BH were used to pay down the $5.9 million note payable to IC-BH related to the purchase of the Colorado Grande Casino.

Investing activities. Net cash provided by investing activities during fiscal year 2008 increased to $52.9 million compared to $10.2 million provided during fiscal year 2007. The $42.7 million increase is primarily due to $66.6 million increase from sale of assets offset by an increase of $10.9 million of restricted cash and a decrease of $12.8 million in proceeds from the termination of development contracts that occurred in fiscal 2007.

Net cash provided by investing activities during fiscal year 2007 increased to $10.2 million compared to $31.3 million usage during fiscal year 2006. The $42.3 million increase is primarily due to in fiscal year 2007 Dry Creek Casino, L.L.C. (“DCC”) received approximately $10.2 million from the River Rock Entertainment Authority (“RREA”) as a result of RREA and DCC agreeing to a cash buyout of the Development and Loan Agreement, we also received $2.2 million from the Muscogee Nation-Tulsa for termination of our development agreement with the Tribe, these receipts were offset by advancing an additional $1.4 million to American Racing and investing $1.1 million in a certificate of deposit pledged as collateral for a bank line for American Racing. In fiscal year 2006 we invested $15 million in Buena Vista Development, in the form of a $14.8 million note receivable and a $189,000 equity investment, a $10.2 million equity investment in American Racing, and $3.5 million of loans made to other gaming projects. In fiscal 2006 we also used $0.6 million as down payment to purchase the Colorado Grande Casino in addition to $2.8 million for capital improvements and the purchase of a new accounting system and computer equipment for the casino. In fiscal year 2006 we received a $0.9 million loan repayment from one of our Indian gaming projects, when interim financing was obtained by the Tribe.

Financing activities. Net cash used in financing activities was $41.8 million for fiscal year 2008 compared to $8.5 million net of cash used in financing activities for fiscal year 2007. During fiscal year 2008, we repaid a net $39.6 million of our credit facility and $2.1 million of our term loans compared to $3.0 million borrowed from our credit facility and $6.4 million repaid on our term loans in fiscal year 2007.

Net cash used in financing activities was $8.5 million for fiscal 2007 compared to $32.4 million net cash provided by financing activities for fiscal 2006. During fiscal year 2007 we repaid $6.4 million of our term loans compared to $2.7 million in fiscal year 2006, we borrowed $3.0 million from our $55 million credit facility as compared to $47.6 million in fiscal year 2006 when we funded several investing activities. In fiscal year 2007 we paid $0.1 million of deferred loan issuance costs compared to fiscal year 2006 when we paid $1.2 million. In fiscal year 2006 we repurchased 942,000 shares of our common stock in the open market, at a total purchase price of $9.8 million as compared to fiscal year 2007 when we paid $0.4 million to repurchase our common stock. In fiscal year 2007 we distributed $4.6 million to our minority interest owners of DCC compared to $1.4 million in fiscal year 2006. In addition, in fiscal year 2007 we repaid $2.0 million on the $5.9 million note to IC-BH.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- disposition of non-gaming related assets;
- debt service requirements;
- capital requirements related to future acquisitions;
- obtaining funds via long-term subordinated debt instruments; and
- working capital requirements.

At April 27, 2008, outstanding indebtedness was $15.6 million which is not due until June 30, 2010. Historically, tax distributions from IC-BH, distributions from DCC of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. We no longer receive cash flow from these sources. In addition to cash flow expected to be generated from the Colorado Grande Casino, we will continue to sell non-core assets until cash flow is generated from future acquisitions and management contracts.

On June 14, 2007, we sold our membership interest in American Racing and Entertainment. We received $2.1 million cash and two notes for $1.1 million each. The notes bear interest of 5% and are due on June 14, 2008 and 2009, respectively. On June 18, 2007, we used the proceeds from the sale of American Racing to repay $2.2 million of our previously held $55 million Credit Facility (“Credit Facility”). In addition to the cash received from the sale of American Racing, certificates of deposit of approximately $1.1 million pledged as collateral for a bank line of credit for American Racing was released to us on July 13, 2007. We used $950,000 of the certificates of deposit proceeds to pay down the Credit Facility. On June 26, 2007, we drew down $1.0 million from the Credit Facility. In addition, in conjunction with the sale agreement we were indemnified by the purchasers in connection with the guarantees of approximately $11 million of debt or any other obligations of American Racing. On March 31, 2008, the $11 million debt was refinanced and the Company was released from being a guarantor.

We have continued to examine our corporate overhead. As a result, we have implemented several cost saving measures that have saved approximately $2.0 million of general and administrative expenses annually. These measures included the elimination of several senior level positions and a number of corporate staff positions which resulted in a 50% reduction in our corporate full time equivalents, reduction of consulting contracts, and a 10% salary reduction for senior executives for the second half of fiscal year 2007. These cost savings have continued during fiscal year 2008. A $1.1 million severance expense associated with the reduction of corporate positions is reflected in fiscal year 2007. The 10% salary reduction for the remaining senior executives was lifted effective the beginning of fiscal year 2008.

On January 27, 2008, we sold our ownership interest in IC-BH to our partner for $64.6 million in cash. On the same date we repaid $38.8 million of the Credit Facility. In addition, from proceeds of the sale a $13.0 million Project Fund was established and a $2.0 million deposit was escrowed in regards to our pending acquisition of the Vicksburg Horizon Casino and Hotel in Vicksburg, Mississippi. The remaining funds were made available to pay transaction fees, income taxes and fund our continuing operations.

We are currently having discussions with various interested parties to dispose of our non-gaming related assets. We have listed the 270 acres in Black Hawk, CO with a real estate broker. We have had discussions with various parties who are interested in acquiring the Pizza Huts owned by RCI. On July 7, 2008, we received a non-binding Letter of Interest to acquire the shares of International Restaurants of Brazil, a wholly owned subsidiary of RCI. Our plan is to divest of such assets and use the proceeds to pay operating expenses or debt or, reinvest the funds into acquisition opportunities where we will have a majority equity position and long term management contracts.

On April 27, 2008, excluding restricted cash of $13.0 million, we had cash and cash equivalents of $1.4 million. The restricted cash is the Project Fund referred to above.

Our Consolidated Financial Statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting of the non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, repay or refinance our long-term debt due on June 30, 2010 and, acquire operations that generate positive cash flow, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt or selling core assets of the Company.

Indebtedness

Effective March 1, 2008, we entered into a $15.6 million loan agreement with our lender that replaced the $55.0 million Credit Facility with the same lender. The principal bears interest at 10.0% per annum and has a maturity date of June 30, 2010. The loan is secured by substantially all of our assets. As of April 27, 2008, we had $15.6 million in outstanding debt under the loan agreement.

In fiscal year 2008, we repaid $2.1 million of Notes Payable.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table sets forth estimates of our contractual obligations as of April 27, 2008 to make future payments in fiscal year 2009 through fiscal year 2013 and thereafter:

		Fiscal Year
Estimated Contractual Obligations:	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt (1)	$15,550,000	$—	$—	$15,550,000	$—	$—	$—
Estimated interest payments (2)	3,378,419	1,564,252	1,555,000	259,167	—	—	—
Operating lease commitments (3)	9,865,168	425,175	365,195	379,803	394,995	400,000	7,900,000
Other commitments(3)	—	—	—	—	—	—	—
Total	$28,793,587	$1,989,427	$1,920,195	$16,188,970	$394,995	$400,000	$7,900,000

(1) See Note 7 to our Consolidated Financial Statements in this Annual Report.
(2) Estimated interest payments are based on the outstanding balance of our debt as of April 27, 2008.
(3) See Note 17 to our Consolidated Financial Statement in this Annual Report.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009), and interim periods within those years. The Company will assess the effect of implementation of this pronouncement on the financial statements, but at this time, no material effect is expected.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009). The Company will assess the effect of implementation of this pronouncement on the financial statements, but at this time, no material effect is expected.

Business Combinations

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards with respect to the disclosure of a noncontrolling ownership interest in the statement of financial position within equity, the presentation of the share of consolidated net income attributable to the parent and noncontrolling interest on the consolidated statement of income, the accounting treatment of changes in a parent’s ownership interest while the parent retains a controlling interest and the accounting for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company currently has no noncontrolling ownership interests in consolidated subsidiaries and does not expect a material impact from SFAS No. 160 on its consolidated financial statements.

Implementation of New Accounting Policies

On April 30, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax provisions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties associated with income taxes as interest expense. At April 27, 2008, we had no material uncertain tax positions and the tax years 2004 through 2006 remained open to review by federal and various state tax jurisdictions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity price and equity prices. Our primary exposure to market risk is credit risk concentrations. We do not believe we are subject to material interest risk.

All of our borrowings are at fixed interest rates; thus an interest rate change would not have a significant impact on our operations.

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

 In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following internal control deficiency that is considered a material weakness in the operating effectiveness of internal control over financial reporting:

In conjunction with the preparation of the tax provision for the year ended April 27, 2008, a material unreconciled difference was identified that was not appropriately researched and resolved. Management later completed its reconciliation of the identified difference and a material adjustment was required to be recorded to bring the accounting records into agreement with the final tax provision. Additionally, corresponding tax disclosures were required to be adjusted. Management believes that the material weakness was caused by the lack of tax expertise on its accounting staff.

Based on such assessment and those criteria, management believes that the Company did not maintain effective internal control over financial reporting as of April 27, 2008.

To mitigate this material weakness management will engage a tax expert to assist in the preparation of and or review of the Company’s tax provision and related disclosures to ensure that they have been prepared consistent with the requirements of Statement of Financial and Accounting Standards No. 109. Management believes that by engaging this expert that this material weakness will be mitigated to a level of risk that the likelihood of material misstatement to occur would be deemed to be remote.

Pannell Kerr Forster of Texas, P.C., our independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on the Company’s internal control over financial reporting as of April 27, 2008, which is included herein under paragraph (d).

(c) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Nevada Gold & Casinos, Inc.

We have audited the internal control over financial reporting of Nevada Gold & Casinos, Inc. and Subsidiaries (the “Company”) as of April 27, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparing of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following internal control deficiency that is considered a material weakness in the operating effectiveness of internal control over financial reporting:

In conjunction with the preparation of the tax provision for the year ended April 27, 2008, a material unreconciled difference was identified that was not appropriately researched and resolved. Management later completed its reconciliation of the identified difference and a material adjustment was required to be recorded to bring the accounting records into agreement with the final tax provision. Additionally, corresponding tax disclosures were required to be adjusted.

This material weaknesses was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended April 27, 2008, of the Company and this report does not affect our report dated July 23, 2008 on such financial statements.

In our opinion, due to the effect of the material weakness described above, the Company did not maintain effective internal control over financial reporting as of April 27, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended April 27, 2008 of the Company and our report dated July 23, 2008 expressed an unqualified opinion thereon and included an explanatory paragraph regarding the adoption of FASB Interpretation No. 48 on April 30, 2007.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 23, 2008

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

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

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Party Transactions

The information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

Included in Part II of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 27, 2008 and April 29, 2007
Consolidated Statements of Operations for fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006
Consolidated Statements of Stockholders’ Equity for fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006
Consolidated Statements of Cash Flows for fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006
Notes to Consolidated Financial Statements

Consolidated Financial Statements of Isle of Capri Black Hawk, L.L.C.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 27, 2008 and April 29, 2007
Consolidated Statements of Income for the fiscal years ended January 27, 2008, April 29, 2007 and April 30, 2006
Consolidated Statements of Members' Equity for the fiscal years ended January 27, 2008, April 29, 2007 and April 30, 2006
Consolidated Statements of Cash Flows for the fiscal years ended January 27, 2008, April 29, 2007 and April 30, 2006
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

10.27C (+)
Second Amendment to the Employment Agreement dated January 23, 2008 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to Form 8-K filed January 24, 2008)

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

10.42
Settlement Agreement and Release among Nevada Gold & Casinos, Inc., American Heritage, Inc. and Frederic C. Gillmann dated April 15, 2008 (filed previously as Exhibit 10.1 to Form 8-K filed April 16, 2008)

10.43	Agreement Regarding Loans effective March 1, 2008 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.1 to Form 8-K filed June 17, 2008)

10.44	Amended and Restated Security Agreement effective March 1, 2008 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.2 to Form 8-K filed June 17, 2008)

10.45
Schedule of Collateral, Notes, Security Interests and Ownership Interests effective March 1, 2008 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.3 to Form 8-K filed June 17, 2008)

10.46	Promissory Note issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers effective March 1, 2008 (filed previously as Exhibit 10.4 to Form 8-K filed June 17, 2008)

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan, or arrangement.
*	Filed herewith.
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

(b) Refer to 15(a) (3) above

(c) None.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn
Chief Financial Officer

Date: July 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. JULIANO Joseph A. Juliano	Chairman of the Board of Directors	July 24, 2008

/s/ WILLIAM J. SHERLOCK William J. Sherlock	Director	July 24, 2008

/s/ WILLIAM G. JAYROE William G. Jayroe	Director	July 24, 2008

/s/ H. THOMAS WINN H. Thomas Winn	Director	July 24, 2008

/s/ FRANCIS M. RICCI Francis M. Ricci	Director	July 24, 2008

/s/ WAYNE H. WHITE Wayne H. White	Director	July 24, 2008

/s/ ROBERT B. STURGES Robert B. Sturges	Director and Chief Executive Officer (principal executive officer)	July 24, 2008

/s/ JAMES J. KOHN James J. Kohn	EVP and Chief Financial Officer (principal financial officer and principal accounting officer)	July 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 27, 2008 and April 29, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 27, 2008, April 29, 2007 and April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 27, 2008 and April 29, 2007 and the results of their operations and their cash flows for the years ended April 27, 2008, April 29, 2007 and April 30, 2006 in conformity with U.S. generally accepted accounting principles

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nevada Gold & Casinos, Inc.’s internal control over financial reporting as of April 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 23, 2008 expressed an adverse opinion on the Company's internal control over financial reporting.

As discussed in Note 3, the Company adopted FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on April 30, 2007.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 23, 2008

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	April 27,	April 29,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,396,313	$2,803,560
Restricted cash	13,014,000	1,050,000
Accounts receivable	2,313,593	397,145
Accounts receivable - affilates	57,359	124,685
Prepaid expenses	369,025	474,933
Notes receivable, current portion	1,100,000	—
Notes receivable - development projects, current portion	—	1,357,904
Other current assets	54,446	55,055
Total current assets	18,304,736	6,263,282

Investments in unconsolidated affiliates	154,969	35,201,419
Investments in unconsolidated affiliates held for sale	—	400,489
Investments in development projects	2,407,562	323,202
Investments in development projects held for sale	3,437,932	3,914,765
Notes receivable	1,100,000	—
Notes receivable - affiliates	3,521,066	3,521,066
Notes receivable - development projects, net of current portion	16,510,200	18,012,737
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation
of $1,808,883 and $1,281,191 at April 27, 2008 and
April 29, 2007, respectively	1,327,275	2,063,026
Deferred tax asset	1,885,726	—
Other assets	6,780,317	4,868,442
Total assets	$60,892,701	$80,031,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,097,277	$1,540,781
Accrued interest payable	115,027	21,211
Other accrued liabilities	203,071	378,937
Guaranty liabilities	—	4,610,000
Taxes payable	3,911,475	—
Long-term debt, current portion	—	2,066,518
Total current liabilities	5,326,850	8,617,447

Long-term debt, net of current portion and discount	15,550,000	55,021,031
Deferred income	—	8,591
Other liabilities	56,505	742,991
Total liabilities	20,933,355	64,390,060

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000
shares authorized; 13,935,330 shares issued and
12,939,130 shares outstanding at April 27, 2008
and April 29, 2007, respectively	1,672,240	1,672,240
Additional paid-in capital	19,092,706	18,484,448
Retained earnings	29,401,890	5,694,088
Treasury stock, 996,200 shares at April 27, 2008 and April 29, 2007, respectively, at cost	(10,216,950)	(10,216,950)
Accumulated other comprehensive income	9,460	7,460
Total stockholders' equity	39,959,346	15,641,286
Total liabilities and stockholders' equity	$60,892,701	$80,031,346

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations

	Fiscal Years Ended
	April 27,	April 29,	April 30,
	2008	2007	2006
Revenues:
Casino	$6,636,652	$6,253,491	$5,653,340
Food and beverage	1,414,423	1,295,157	1,471,816
Other	101,203	153,305	126,078
Credit enhancement and management fees	40,174	6,651,304	7,348,651
Gross revenues	8,192,452	14,353,257	14,599,885
Less promotional allowances	(1,459,539)	(1,294,458)	(1,450,664)
Net revenues	6,732,913	13,058,799	13,149,221

Operating expenses:
Casino	1,935,791	1,655,837	2,566,306
Food and beverage	674,961	721,360	863,703
Marketing and administrative	2,900,887	3,094,554	1,935,257
Facility	377,608	323,906	276,304
Corporate expense	5,001,190	7,203,198	5,778,507
Legal expenses	871,428	1,489,967	1,668,311
Depreciation and amortization	743,783	1,112,718	1,018,699
Write-off of notes receivable related to gaming projects	4,026,893	3,235,297	1,574,452
Impairment of equity investment	308,350	125,000	-
Write-off of project development cost	-	495,982	286,653
Other	67,439	85,296	126,266
Total operating expenses	16,908,330	19,543,115	16,094,458
Operating loss	(10,175,417)	(6,484,316)	(2,945,237)
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	4,055,446	(3,405,539)	6,917,818
Gain on sale of equity in investments and marketable securities	40,715,552	42,226	167,948
Gain on termination of development contract	-	245,499	-
Gain on termination of development and loan agreement	-	10,264,006	-
Interest expense, net	(2,620,983)	(3,553,052)	(2,248,550)
Loss on extinguishment of debt	(203,160)	-	-
Minority interest	-	(4,301,050)	(1,308,867)
Income (loss) before income tax expense	31,771,438	(7,192,226)	583,112
Income tax expense
Current	9,949,362	170,347	-
Deferred and change in valuation allowance	(1,885,726)	1,592,827	211,251
Total income tax expense	8,063,636	1,763,174	211,251
Net income (loss)	$23,707,802	$(8,955,400)	$371,861

Per share information:
Net income (loss) per common share - basic	$1.83	$(0.69)	$0.03
Net income (loss) per common share - diluted	$1.83	$(0.69)	$0.03

Basic weighted average number of shares outstanding	12,939,130	12,937,222	12,975,697
Diluted weighted average number of shares outstanding	12,945,151	12,937,222	13,243,750

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Equity
Balance at April 24, 2005	12,755,203	1,530,624	14,817,101	14,501,728	—	83,749	30,933,202
Comprehensive income:
Net income	—	—	—	371,861	—	—	371,861
Other comprehensive income on interest
rate swap, net of tax benefit	—	—	—	—	—	(83,749)	(83,749)
Unrealized loss on securities available
for sale, net of tax benefit	—	—	—	—	—	(841)	(841)
Comprehensive income							287,271
Purchase of treasury stock (942,000
shares), at cost	—	—	—	—	(9,781,669)	—	(9,781,669)
Stock issued for debt conversion, net of
issuing cost	1,106,488	132,779	3,087,160	—	—	—	3,219,939
Exercise of stock options	22,500	2,700	59,000	—	—	—	61,700
Exercise of stock options on cashless basis	28,139	3,376	(3,376)	—	—	—	—
Tax benefit associated with option and
warrant exercises	—	—	162,747	—	—	—	162,747
Balance at April 30, 2006	13,912,330	1,669,479	18,122,632	14,873,589	(9,781,669)	(841)	24,883,190
Comprehensive loss:
Net loss	—	—	—	(8,955,400)	—	—	(8,955,400)
Adjustment for sale of securities	—	—	—	—	—	841	841
Unrealized gain on securities available
for sale, net of tax benefit	—	—	—	—	—	7,460	7,460
Comprehensive loss							(8,947,099)
Adoption of accounting pronouncement, net of taxes	—	—	—	(224,101)	—	—	(224,101)
Purchase of treasury stock (54,200
shares), at cost	—	—	—	—	(435,281)	—	(435,281)
Restricted stock issued to consultant	15,000	1,800	95,950	—	—	—	97,750
Exercise of stock options	8,000	961	21,040	—	—	—	22,001
Stock based compensation	—	—	241,189	—	—	—	241,189
Tax benefit associated with option exercises	—	—	3,637	—	—	—	3,637
Balance at April 29, 2007	13,935,330	1,672,240	18,484,448	5,694,088	(10,216,950)	7,460	15,641,286
Comprehensive income:
Net Income	—	—	—	23,707,802	—	—	23,707,802
Unrealized gain on securities available
for sale, net of tax benefit	—	—	—	—	—	2,000	2,000
Comprehensive loss							23,709,802
Stock options issued as severance			199,587	—	—	—	199,587
Stock based compensation	—	—	408,671	—	—	—	408,671
Balance at April 27, 2008	13,935,330	$1,672,240	$19,092,706	$29,401,890	$(10,216,950)	$9,460	$39,959,346

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	April 27,	April 29,	April 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$23,707,802	$(8,955,400)	$371,861
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	743,783	773,375	548,644
Amortization of capitalized development costs	—	339,342	470,055
Amortization - Stock Options	408,671	338,939	—
Write-off of notes receivable and accrued interest	4,044,693	2,912,614	1,574,452
(Gain on settlement) write-off of project development costs	(14,500)	495,982	286,653
Impairment of equity investment	308,350	125,000	—
Warrants and options issued, beneficial conversion and
amortization of deferred loan issuance costs	764,329	601,980	394,854
Gain on sale of equity investments, marketable securities
and assets, net	(40,715,552)	(42,226)	(167,948)
Gain on termination of development contracts	—	(10,509,505)	—
Minority interest	—	4,301,050	1,308,867
Distributions from unconsolidated affiliates	2,555,000	2,215,000	2,914,000
(Earnings) loss from unconsolidated affiliates	(4,055,447)	3,405,539	(6,917,818)
Loss on extinguishment of debt	203,160	—	—
Deferred income tax expense	(1,885,726)	1,594,559	211,251
Income tax refund	—	—	113,288
Changes in operating assets and liabilities:
Receivables and other assets	(1,604,249)	(1,026,090)	(1,975,867)
Accounts payable and accrued liabilities	2,980,089	177,944	1,211,543
Net cash provided by (used in) operating activities	(12,559,597)	(3,251,897)	343,835
Cash flows from investing activities:
Purchases of real estate and assets held for development	(2,303,208)	(566,122)	(664,430)
Advances on development projects held for sale	(3,979)	—	—
Equity investment in unconsolidated affiliates	—	—	(10,189,800)
Purchase of property and equipment	(154,520)	(314,514)	(2,790,905)
Purchase of marketable securities	—	—	(813,199)
Net proceeds from sale of fixed assets	30,533	53,050	—
Net proceeds from sale of equity investments, marketable securities and assets securities and assets	66,810,073	180,132	839,679
Net proceeds from sale of development projects	500,000	—	—
Net proceeds from termination of development contracts	—	12,818,822	—
Acquisition of Colorado Grande, net of cash acquired	—	—	(638,705)
Advances on notes receivable	—	(116,722)	(18,339,303)
Collections of notes receivable	—	500,739	941,392
Advances on notes receivable - affiliates	—	(1,600,000)	(23,975)
Collections of notes receivable - affiliates	—	316,033	364,012
Investment in restricted cash	(11,950,000)	(1,050,000)	—
Investment in certificate of deposit	(14,000)	—	—
Net cash provided by (used in) investing activities	52,914,899	10,221,418	(31,315,234)
Cash flows from financing activities:
Repayment on term loans	(46,037,549)	(6,379,111)	(2,744,216)
Proceeds from term loans	2,000,000	-	-
Borrowing on credit facilities, net	2,500,000	3,000,000	47,584,328
Deferred loan issuance costs	(225,000)	(90,000)	(1,205,265)
Acquisition of common stock	—	(435,281)	(9,781,669)
Cash proceeds from exercise of stock options and warrants	—	22,001	61,700
Issuing cost related to debt conversion to equity	—	—	(99,525)
Cash distribution to minority interest owners	—	(4,579,724)	(1,436,497)
Net cash provided by (used in) financing activities	(41,762,549)	(8,462,115)	32,378,856
Net increase (decrease) in cash and cash equivalents	(1,407,247)	(1,492,594)	1,407,457
Cash and cash equivalents at beginning of period	2,803,560	4,296,154	2,888,697
Cash and cash equivalents at end of period	$1,396,313	$2,803,560	$4,296,154
Supplemental cash flow information:
Cash paid for interest	$3,498,078	$5,217,576	$3,908,321
Income tax payments	$6,037,916	$170,346	$—

Non-cash financing activities:
Note payable issued for the purchase of Colorado Grande Casino	$—	$—	$5,900,000
Debt conversion to equity	$—	$—	$3,317,499
Note receivable converted into equity investment in American Racing	$—	$1,400,000	$—
Record fair value of guaranty liabilities	$—	$4,610,000	$—
Equity investment conversion to accounts receivable	$3,897,183	$—	$—
Extinguishment of guaranty with sale of American Racing	$4,610,000	$—	$—
Stock options issued in settlement of severance obligation	$199,587	$—	$—
Receivable issued to purchasers of unconsolidated affiliate	$2,200,000	$—	$—
Unrealized gain (loss) on marketable securities	$2,000	$7,460	$(841)
Capital leases	$68,004	$—	$—
Investment in unconsolidated affiliate exchanged for forgiveness
of accouts payable	$284,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Notes to Consolidated Financial Statements

Note 1. Background and Basis of Presentation

Background

Nevada Gold & Casinos, Inc. (the “Company”), a Nevada corporation, was formed in 1977 and since 1994, has primarily been a gaming company involved in both commercial gaming projects and Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and California. Our business strategy will continue to focus on gaming projects.

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

Note 2.  Change in Fiscal Year

On June 6, 2005, we changed our fiscal year to end on the last Sunday in April rather than March 31. This fiscal year creates more comparability of our quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each fiscal quarter. Periodically, this system necessitates a 53-week year. References in this discussion to fiscal 2008, 2007 and 2006 represent the twelve months ended April 27, 2008 April 29, 2007 and April 30, 2006, respectively.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity and record the portion we do not own as minority interest. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. See Note 5 to our Consolidated Financial Statements for our equity method investments. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Equity Method of Accounting

Our investments in RCI, Buena Vista Development and Route 66 are accounted for using the equity method of accounting and our investments in IC-BH, American Racing, and Sunrise were accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We record our equity in the income or losses of our investees using the same reporting periods as presented, except we report our equity in income or losses one month in arrears for RCI and American Racing (which have a calendar fiscal year), and one month in arrears for Buena Vista Development and Sunrise (which have a fiscal year end of March 31). Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

We utilized the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture were controlled by the minority venturer. We were involved in legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer had asserted that the operating agreement governing the venture was void and unenforceable. We have assessed whether this circumstance indicates utilization of the cost method of accounting for this investment was appropriate and concluded that the equity method best reflected the underlying nature of our investment. The operating agreement provided that all material decisions of the joint venture were made by the members, including us, on a unanimous basis. We believe the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, conclude that we have significant influence over the affairs of the venture. We also believe that we were able to reasonably estimate the revenues and expenses of the venture through our second quarter of fiscal year 2006 to the extent necessary to apply the equity method of accounting, as described in more detail below under the heading "Use of Estimates."

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

Effective October 1, 2005, we discontinued the recording of any estimated earnings from our equity investment, Route 66, due to the sale and the termination of the equipment leases. The estimated revenues recorded prior to October 1, 2005 are based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to the casino by Route 66 Casinos. Estimated expenses are comprised of debt service payments on the 1,250 gaming devices supplied to the casino, the supply of parts for the repair of these gaming devices, and a monthly overhead fee to the other member of the Route 66 Casinos, that was initially agreed to by us and the other member. The direct expenses related to the debt service of the gaming devices and the other member's overhead are stable costs with little variable activity. We believe the net profits determined from the estimated revenues and expenses are reasonable; however, actual financial results and the ultimate conclusion of the litigation may vary materially and adversely from our estimates.

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

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method. We make advances to Indian tribes and other third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with Indian tribes and other third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No 114, “Accounting by Creditors for Impairment of a Loan,” to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. See Note 6 to our Consolidated Financial Statements.

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

Mining Properties and Claims

We previously capitalized costs of acquiring and developing mineral claims until the properties were placed into production. These costs include the costs to acquire and improve the claims, including land-related improvements, such as roads. We carried these costs on our books at the lower of our basis in the claims, or the net realizable value of the mineral reserves contained in the claims. Mining properties are recorded at their acquisition price. Upon commencement of production, costs are amortized on a units-of-production basis.

Real Estate Held for Development

Real estate held for development consists of undeveloped land located in and around Black Hawk, Colorado and related development costs and capitalized interest. Property held for development is carried at the lower of cost or net realizable value.

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

	April 27,	April 29,	Service Life
	2008	2007	in Years
Leasehold improvements	$333,431	$499,557	7-25
Gaming equipment	1,852,038	1,752,225	3-5
Furniture and office equipment	908,689	1,050,435	3-7
Land	42,000	42,000
	3,136,158	3,344,217
Less accumulated depreciation	(1,808,883)	(1,281,191)
Property and equipment, net	$1,327,275	$2,063,026

Deferred Loan Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the expected terms of the related debt agreements and are included in other assets on our consolidated balance sheets.

Goodwill and Other Intangible Assets

In connection with our acquisition of the Colorado Grande Casino on April 25, 2005, we have goodwill with an indefinite useful life of $5.5 million. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually, or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal year 2008 and determined that the goodwill was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to its carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 27, 2008 and April 29, 2007 was approximately $206,000 and $375,000, respectively.

Marketable Securities Available for Sale

Marketable securities consist of shares of publicly traded securities held by us. The marketable securities available for sale are primarily equity securities which we buy with the intention of holding as a long-term investment. These securities are carried at fair value with changes in fair value recorded in other comprehensive income in the stockholders’ equity section of our consolidated balance sheet. As of April 27, 2008 we had marketable equity securities available for sale at fair market value of $17,000. Unrealized gain (loss) of $2,000, $7,460 and $(841) was recorded in the stockholders’ equity section for the years ended April 27, 2008, April 29, 2007 and April 30, 2006 respectively. In addition, in fiscal years 2008, 2007 and 2006, respectively, we realized $0, $47,382 and $167,948 of gains on sales of equity securities classified as marketable securities available for sale.

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

	Fiscal Year Ended April 27, 2008	Fiscal Year Ended April 29, 2007	Fiscal Year Ended April 30, 2006
Food and beverage	$652,705	$609,938	$923,841
Other	8,616	16,479	22,012
Total cost of complimentary services	$661,321	$626,417	$945,853

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

We adopted the Financial Accounting Standards Board’s Interpretation No. 48,“Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), effective April, 30, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. Should interest and penalty be incurred as a result of a review of our income tax returns we will record the interest and penalty in accordance with FIN 48.

Fair value of financial instruments

The recorded amounts of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, notes payable and debt, as presented in the financial statements, approximate fair value because of the maturity of these instruments.

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

Stock-Based Compensation

Effective May 1, 2006, the Company adopted SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123(R)”). Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employee.” As permitted by SFAS No. 123(R), the Company has adopted the requirements of No. 123(R) using the modified prospective method. In accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to May 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost.

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

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 27, 2008, we did not record any accrued litigation liability.

New Accounting Pronouncements Issued But Not Yet Adopted

As of April 27, 2008, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies other accounting pronouncements that require or permit fair value measurements. The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009), and interim periods within those years. The Company will assess the effect of the implementation of this pronouncement on the financial statements, but at this time, no material effect is expected.

Fair Value Option for Financial Assets and Liabilities

 In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009). The Company will assess the effect of implementation of this pronouncement on its financial statements, but at this time, no material effect is expected.

Business Combinations

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards with respect to the disclosure of a noncontrolling ownership interest in the statement of financial position within equity, the presentation of the share of consolidated net income attributable to the parent and noncontrolling interest on the consolidated statement of income, the accounting treatment of changes in a parent’s ownership interest while the parent retains a controlling interest and the accounting for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company currently has no noncontrolling ownership interests in consolidated subsidiaries and does not expect a material impact from SFAS No. 160 on its consolidated financial statements.

Note 4. Restricted Cash

As a result of our sale of the Isle of Capri-Black Hawk, L.L.C. (see Note 5) we agreed with our senior lender to segregate $13,000,000 into a Project Fund to be used for future acquisitions. In addition, we purchased a $14,000 certificate of deposit as collateral for an equivalent letter of credit we issued to our landlord related to our office lease. The letter of credit matured on March 15, 2008 and the certificate of deposit matured on May 15, 2008 and was released to us at maturity.

During fiscal year 2007, we pledged a $1,050,000 Certificate of Deposit to secure a $1 million operating line of credit for American Racing and Entertainment, LLC (“American Racing”). These funds were returned to us during fiscal year 2008 as part of our sale of our interest in American Racing when the underlying pledge obligation was released.

Note 5. Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investees are gaming facilities. We have two equity investees (RCI and Buena Vista Development Company). During fiscal 2008, the Company divested itself of its other equity investments which were IC-BH, Route 66, American Racing and Sunrise. As of April 27, 2008, the amount of consolidated accumulated deficits which represents losses from our unconsolidated affiliates is approximately $1.4 million. Our net ownership interest, investments in and earnings (losses) from our unconsolidated affiliates are as follows:

Unconsolidated affiliates:					Earnings (Loss)
	Net Ownership Interest		Investment		Fiscal Years Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007	April 30, 2006
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	—	43	$—	$22,306,025	$4,860,613	$3,728,960	$6,517,318
Route 66 Casinos, L.L.C. (2)	—	51	—	4,509,183	-	-	874,707
American Racing and Entertainment, L.L.C. (3)	—	16	—	8,215,042	(840,368)	(7,275,464)	(519,494)
Buena Vista Development Company, L.L.C. (4)	40	35	154,969	171,169	(16,200)	(5,584)	(13,047)
Sunrise Land and Mineral Corporation (5)	—	50	—	400,489	51,401	146,549	58,334
Restaurant Connections International, Inc. (6)	34	34	—	—	—	—	—
Total investments in unconsolidated affiliates			$154,969	$35,601,908

Total earnings (loss) from unconsolidated affiliates					$4,055,446	$(3,405,539)	$6,917,818

(1)	Separate financial statements for this entity are included herein. On January 27, 2008, we sold our ownership interest in IC-BH to the ISLE.
(2)
Equity method of accounting is utilized despite our ownership interest being greater than 50%. Effective with Route 66 Casinos’ calendar quarter ended September 30, 2005, we discontinued the recording of any estimated earnings due to the sale and the termination of the equipment leases.

(3)	Represents our equity investment in a racing and gaming development project. On June 14, 2007, we sold our ownership interest to two of our partners.
(4)	This is an investment in a gaming development project. At May 5, 2007, our ownership interest increased to 40%.
(5)	Represents our equity investment in a real estate investment and development project. This asset was sold as of January 8, 2008
(6)	Investment in RCI was reduced to zero in fiscal year 2000. This asset is held for sale as of April 27, 2008. We increased our ownership interest to 56% effective May 16, 2008.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

Development Projects:	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
	(Percent)
Gold Mountain Development, L.L.C. (1)	100	100	3,437,932	3,433,953
Goldfield Resources, Inc. (2)	100	100	-	480,812
Nevada Gold Vicksburg, LLC (3)	100	-	2,191,899	-
Other (4)			215,663	323,202
Total investments– development projects			$5,845,494	$4,237,967

(1)	Acquisition and development costs incurred for 270 acres of real property in the vicinity of Black Hawk, Colorado. See discussion below.
(2)	Acquisition cost incurred for 9,000 acres of mining claims in fiscal year 1999. This was sold in October 2007.
(3)	Deposit and acquisition costs related to acquisition of Horizon Casino/Hotel in Vicksburg, Mississippi.
(4)	Development cost incurred for other development projects.

Investments in Unconsolidated Affiliates

Isle of Capri - Black Hawk, L.L.C.

As of January 27, 2008 we sold our 43% interest in this equity investee and no longer have an ownership interest in the Isle of Capri-Black Hawk, L.L.C. (“IC-BH”). We sold our ownership interest to our partner, Isle of Capri Casinos, Inc. (“Isle”), for $64.6 million in cash and recorded a $39.6 million gain. Isle is now the 100% operating owner. We used the equity method of accounting to account for our investment in IC-BH. Our investment was stated at cost, adjusted for our equity in the undistributed earnings or losses of the project and for distributions we receive. Our earnings from IC-BH totaled $4,860,613, $3,728,960 and $6,517,318 for fiscal years 2008, 2007 and 2006, respectively. During fiscal years 2008, 2007 and 2006, we received tax distributions of $2,555,000, $2,215,000 and $2,914,000, respectively. Our investment in IC-BH was $0 and $22,306,025 as of April 27, 2008 and April 29, 2007, respectively.

IC-BH owned and operated two casinos in the state of Colorado. Isle operated the casinos pursuant to a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profits of the casinos. IC-BH's casino properties were:

Isle of Capri-Black Hawk and Colorado Central Station

The Isle of Capri - Black Hawk Casino commenced operations in December 1998 and Colorado Central Station was acquired from International Game Technology, Inc. in fiscal year 2004. On October 24, 2005, IC-BH entered into a $240 million Second Amended and Restated Credit Agreement. The credit agreement, which amended and restated the previous credit agreement in its entirety, provides for a $50 million revolving credit facility maturing the earlier of October 24, 2010 or such date the term loan facility is repaid in full and a $190 million term loan maturing on October 24, 2011. As of January 27, 2008, IC-BH had no outstanding interest rate swap agreements. IC-BH previously used interest rate swap agreements to reduce the impact of interest rate changes on future interest expense. For the period ended January 27, 2008 and fiscal years 2007 and 2006, we have included $0, $0 and $(83,749), respectively, as accumulated other comprehensive income (loss) in our statement of stockholders’ equity for these interest rate swap agreements.

Summarized financial information, as of and for the nine month period ended January 27, 2008, for Isle of Capri – Black Hawk is presented below:

Period Ended
January 27, 2008
(in thousands)
Total Assets	$280,807
Total Liabilities	212,090

Gross Revenue	$141,685
Total Expenses	131,353
Income tax benefit	988
Net income	$11,320

Route 66 Casinos, L.L.C.

We were a 51% non-operating owner of Route 66 Casinos, L.L.C. (“Route 66 Casinos”). American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) was the 49% operating owner. We used the equity method of accounting to account for our investment in Route 66 Casinos. Our investment was stated at cost, adjusted for our undistributed earnings or losses of the project since inception. For the reasons set forth in the last paragraph of this section, “Route 66 Casinos, L.L.C.”, we did not record earnings from Route 66 Casinos for all of fiscal year 2008 or all of fiscal year 2007. Our earnings from Route 66 Casinos totaled $0, $0 and $874,707 for fiscal years 2008, 2007 and 2006, respectively. During fiscal years 2008, 2007 and 2006, we did not receive any cash distributions from Route 66 Casinos. We signed a Settlement Agreement with the Gillmann Group and related parties as of April 15, 2008 and ultimately sold our investment in Route 66 back to the Gillmann Group (See Note 18). As a result, our investment in Route 66 Casinos was $0 and $4,509,183 as of April 27, 2008 and April 29, 2007, respectively.

Through September 30, 2005, we utilized the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture were controlled by the minority venture partner, The Gillmann Group. As disclosed in Note 18, we were involved in legal proceedings with The Gillmann Group. The Gillmann Group had asserted that the operating agreement governing the venture was void and unenforceable. We had assessed whether this circumstance indicates utilization of the cost method of accounting for this investment is appropriate and have concluded that the equity method best reflected the underlying nature of our investment. The operating agreement provided that all material decisions of the joint venture are made by the members, including us, on a unanimous basis. We believed the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, concluded that we had significant influence over the affairs of the venture. We also believed that we were able to reasonably estimate the revenues and expenses of the venture through September 30, 2005 to the extent necessary to apply the equity method of accounting, as described in more detail below.

We estimated our share of operational activities of Route 66 Casinos and recorded such amounts using the equity method of accounting because we did not receive revenue and expense information from Route 66 Casinos as a result of litigation. The estimated revenues were based on published net win numbers provided by the Route 66 Casino to the State of New Mexico Gaming Control Board for the 1,250 gaming devices leased to Route 66 Casino. Estimated expenses were comprised of previously negotiated debt service payments on the 1,250 gaming devices supplied to Route 66 Casino, the supply of parts for the repair of these gaming devices and a monthly overhead fee to The Gillmann Group. The direct expenses related to the debt service of the gaming devices and The Gillmann Group’s monthly overhead fee was a stable cost with little variable activity. We believe the net profits determined from the estimated revenues and expenses were reasonable.

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

We learned, through discovery in litigation, that in November 2005 the Gillmann Group, without our knowledge or consent, sold to the LDC the gaming devices and other equipment and property leased to the LDC and received $21.0 million, less certain adjustments. According to testimony taken on February 4, 2006, after loans on the gaming devices were paid off, the Gillman Group received the net amount of approximately $12.0 million. The equipment leases were terminated in connection with the transaction. Therefore, effective October 1, 2005, we discontinued the recording of any estimated earnings related to Route 66 Casinos due to the sale and the termination of the equipment leases.

American Racing and Entertainment, L.L.C.

On June 14, 2007, we sold our 15.67% membership interest in American Racing to our partners, Southern Tier Acquisition II LLC and Oneida Entertainment LLC. The Company will receive three payments totaling $4.3 million for its membership interest: $2.1 million cash was received upon closing, $1.1 million was received in June 2008 and $1.1 million is due in June 2009. The transaction also included the July 12, 2007 release of a certificate of deposit of approximately $1.1 million previously pledged by us on behalf of American Racing.

We operated both facilities for which we earned management fees based on the revenues and cash flows of each facility. In connection with the sale, we terminated our Management Agreements with Tioga Downs and Vernon Downs and received approximately $110,000 in management fees due.

In addition, we were indemnified by the purchasers in connection with the guarantees of approximately $11.0 million of debt or any other obligations of American Racing. We were released from these guarantees as of March 31, 2008.

Our percentage of the financial results of American Racing has been reflected as part of equity in earnings of unconsolidated subsidiaries through June 14, 2007.

Sunrise Land and Mineral Corporation

On January 8, 2008, we sold our ownership interest to our partners in exchange for forgiveness of approximately $284,000 of debt we owed to Sunrise Land and Mineral Corporation. Equity in earnings recorded for fiscal year 2008 includes the period of April 30, 2007 through January 8, 2008.

Restaurant Connections International, Inc.

We are a founding shareholder of RCI, and owned a 34% interest in RCI as of April 27, 2008. RCI owns the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo, Brazil. RCI is attempting to sell its business or other disposition of RCI. We increased our ownership interest to 56% as of May 15, 2008.

Our 34% ownership of RCI is being accounted for using the equity method of accounting. Our investment in RCI is stated at cost, adjusted for our undistributed earnings or losses of RCI. RCI's earnings allocable to us for fiscal year 2008 totaled $121,600 which has not been included in our statement of operations for fiscal year 2008. In accordance with the equity method of accounting, our investment account balance was reduced to zero in fiscal year 2000 and the remaining allocated loss of $617,200 incurred since April 1, 2000 has not been reflected in our financial statements, since we have no further funding obligations with respect to RCI, nor do we guarantee any of their obligations. Our investment in RCI will remain zero until such time that our allocated losses have been recovered at which time we will resume accounting for this investment using the equity method. This asset is held for sale and has been presented accordingly in our balance sheet as of April 27, 2008.

Investments in Development Projects

Dry Creek Casino, L.L.C.

From August 2001 to January 2007, we owned a 69% interest in Dry Creek Casino, L.L.C. (“DCC”). DCC was formed in 2001 to assist the Dry Creek Rancheria Band of Pomo Indians of California with the development and financing of its River Rock Casino, located approximately 75 miles north of San Francisco, in Sonoma County, California. The River Rock Entertainment Authority (the “RREA”) was formed as an unincorporated governmental instrumentality of the tribe to own and operate the River Rock Casino. DCC entered into a Development and Loan Agreement with the tribe in August 2001, which has been amended from time to time (as amended to date, the “Development Agreement”). Under the Development Agreement, DCC earned a credit enhancement fee equal to 20% of River Rock Casino’s earnings before taxes, depreciation and amortization. We consolidated DCC, and the remaining 31% interest in DCC that we did not own was reported as minority interest. Credit enhancement fee income was $0, $5,920,125 and $7,348,651 for fiscal years 2008, 2007 and 2006, respectively.

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

We amortized capitalized development costs of DCC, included in the investment column in the table at the beginning of this note, over the five-year term of the credit enhancement fee under the development and loan agreement. Each quarter, we recognized as expense a percentage of our capitalized development costs determined by dividing actual credit enhancement fees received for the quarter by estimated credit enhancement fees to be received over the five-year term of the contract. The remaining balance of capitalized development costs was expensed during the fourth quarter of fiscal 2007 as a result of the cash settlement of the buy-out option noted above. We believe this method was appropriate because it matched income and expenses over the term of the contract. In fiscal year 2006, we revised our estimated amount of credit enhancement fees over the remaining term of the contract. As a result of the revision, we recorded a charge of $320,307. We have no capitalized development costs for DCC as of April 27, 2008 and April 29, 2007, respectively. Amortization of capitalized development costs was $0, $145,234 and $470,055 for fiscal years 2008, 2007 and 2006, respectively.

Gold Mountain Development, L.L.C.

Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C. (“Gold Mountain”), we own approximately 270 acres of real property in the vicinity of Black Hawk, Colorado which is located in an Environmental Protection Agency National Priorities list area. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 270 acres. We have listed this property with a real estate broker and therefore have reflected it as an asset that is held for sale. Our capitalized development costs were $3,437,932 and $3,433,953 as of April 27, 2008 and April 29, 2007, respectively. During fiscal year 2008 and 2007, we capitalized development costs of $3,979 and $66,855, respectively. No interest was capitalized in fiscal year 2008 or 2007. This asset is held for sale and has been presented accordingly in our balance sheet as of April 27, 2008.

Goldfield Resources, Inc.

In June 1998, Goldfield Resources, Inc. (“Goldfield”), was organized as our wholly-owned subsidiary. We approved the transfer of our land and Bureau of Land Management mining claims in the State of Nevada, totaling approximately 9,000 acres, to Goldfield in exchange for all of the shares of common stock of Goldfield. Goldfield was not directly involved in mining operations. In August 1998, Goldfield secured a mining lease for its properties with Metallic Goldfield, Inc. (“Metallic”), and retained a royalty interest under the lease. This lease permitted Goldfield to benefit financially from successful mining operations without incurring the significant labor and machinery costs of operating mining projects.

Prior to August 1, 2003, under the terms of our lease with Metallic, Metallic had been making an advance royalty payment of $4,500 per month. Effective August 1, 2003, the monthly payment was subject to adjustments based on changes in the Consumer Price Index using the August 1, 1998, effective date as the base year. All advance royalty payments were credited to the production royalty payable under the lease.

We sold Goldfield to Metallic on October 18, 2007. As a result of the sale we recorded a gain of $19,000. Prior to sale of the asset, royalty income was $33,805, $67,610 and $68,737 for fiscal years 2008, 2007 and 2006, respectively. Our capitalized development costs were $0 and $480,812 as of April 27, 2008 and April 29, 2007, respectively.

Note 6. Notes Receivable

Notes Receivable

Southern Tier Acquisition II, LLC and Oneida Entertainment, LLC

On June 14, 2007, we sold our membership interest of American Racing to two of our former partners, Southern Tier Acquisition II, LLC (“Southern Tier”) and Oneida Entertainment , LLC (“Oneida”). At April 27, 2008, we had notes receivable of $1,100,000 from both Southern Tier and Oneida. The notes bear interest of 5% per annum. Principal payments of $550,000 are due on June 14, 2008 and June 14, 2009 from each party. Unpaid interest is payable in full on June 14, 2009.

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

On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During the third quarter of fiscal 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million and we wrote off the accrued interest. During the fourth quarter of fiscal 2008, we determined that our ability to collect a $1.4 million note receivable and $0.5 million of related accrued interest from the La Jolla Band Indian tribe had been impaired and was written off as of April 27, 2008. In addition, during the second quarter of fiscal year 2007, we wrote off $3.2 million of notes receivable and related interest from the Muscogee Nation of Florida based on such a review.

At April 27, 2008, we had notes receivable of $16.5 million related to the development of gaming/entertainment projects. Through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we own a 40% interest in Buena Vista Development and have a $14.8 million note receivable from Buena Vista Development. This note bears interest at a rate of prime plus 1%. In addition, $3.2 million is represented by notes receivable from Big City Capital, a third party. The original notes bear interest at a rate of 10% and are payable on or before ten years from the date of the notes, with earlier repayment required out of cash flow from operation of such gaming/entertainment project. Nine hundred thousand ($900,000) of the Big City Capital notes receivable are guaranteed by an individual independent of us. During the third quarter of fiscal 2008, we established a $1.7 million impairment valuation allowance in regards to the Big City Capital notes receivable.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Notes Receivable - Affiliates

Clay County Holdings, Inc.

At April 27, 2008, we had a note receivable of $1,741,621 from Clay County Holdings, Inc. ("CCH"). The note bears interest at 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments were due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, were due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International (“RCI”). The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. At the time of the extension of credit to CCH, CCH was the largest shareholder of the Company, beneficially owning approximately 16% of our outstanding stock and the President of CCH is the son-in-law of H. Thomas Winn who resigned as Chairman of the Company effective July 6, 2007. We believe that CCH currently holds less than 5% of the Company’s stock.

CCH failed to make the principal payments, plus interest due on July 31, 2007 in the amount of $521,037. The Company sent CCH a Notice of Default and initiated legal proceedings to collect the entire amount owed. Under the terms of the note, CCH had until September 10, 2007 to cure the Default at which time the entire principal amount plus accrued interest became due at the option of the Company. On September 11, 2007, the Company sent CCH a Notice of Default and acceleration of the entire amount due on the note plus accrued interest. RCI is currently for sale. We have classified this receivable as long-term until a binding agreement to sell RCI has been executed.

On May 12, 2008, the Company entered into a settlement agreement with CCH, Service Interactive, Inc. (“SI”) and RCI. The settlement agreement terminated CCH and SI’s respective debts to the Company, which combined totaled approximately $4.6 million, and dismissed our collection lawsuits against CCH and SI in the District Courts of Harris County, Texas. In exchange, the Company has appointed a majority of the Board of Directors of RCI and was issued a promissory note from RCI in an amount equal to the combined principal and interest owed to the Company by CCH and SI. In addition, the Company increased its ownership in RCI from 34% to 56%.

Service Interactive, Inc.

At April 27, 2008, we had a note receivable of $1,779,445 from Service Interactive, Inc. ("SI"). The note bears interest of 12% per annum. The note was modified effective April 30, 2006 to provide for a maturity date of April 30, 2009. As part of the modification, no principal or interest payments were due until July 31, 2007, at which time principal payments of $150,000, plus accrued interest, were due on a quarterly basis, with additional payments due at the time any payments are received by CCH on a note receivable it holds from Restaurant Connections International. The note is additionally secured by a pledge of the net equity of common stock of the Company owned by CCH. The stock is subject to margin calls. We believe that CCH currently holds less than 5% of the Company’s stock. At the time of the extension of credit by us to SI, SI was a related party because we had the option to acquire common stock of SI and our former director was involved in SI.

SI failed to make the principal payments, plus interest due on July 31, 2007 in the amount of $527,924. The Company sent SI a Notice of Default and initiated legal proceedings to collect the entire amount owed. Under the terms of the note, SI had until September 10, 2007 to cure the Default at which time the entire principal amount plus accrued interest became due at the option of the Company. On September 11, 2007, the Company sent CCH a Notice of Default and acceleration of the entire amount due on the note plus accrued interest. RCI is currently for sale. We have classified this receivable as long-term until a binding agreement to sell RCI has been executed.

On May 12, 2008, the Company entered into a settlement agreement with CCH, SI and RCI. The settlement agreement terminated CCH and SI’s respective debts to the Company, which combined totaled approximately $4.6 million, and dismissed our collection lawsuits against CCH and SI in the District Courts of Harris County, Texas. In exchange, the Company has appointed a majority of the Board of Directors of RCI and was issued a promissory note from RCI in an amount equal to the combined principal and interest owed to the Company by CCH and SI. In addition, the Company increased its ownership in RCI from 34% to 56%.

Note 7. Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations for the fiscal years ended April 27, 2008 and April 29, 2007 are as follows:

	April 27,	April 29,
	2008	2007

$55 million Revolving Credit Facility, 8.5%, maturing September 2008	$-	$55,000,000
$15.55 million Promissory Note, 10%, maturing June 2010	15,550,000	-
$5.9 million Note Payable, LIBOR plus 450 basis points (8.37% at April 29, 2007) interest, quarterly payment equal to distribution from IC-BH until it is paid in full	-	1,272,672
$2 million Note Payable, LIBOR plus 425 basis points (8.12% at April 29, 2007) interest, monthly principal payments of $100,000 with final payment due in January 2008	-	786,484
Auto Loan, 7.5% interest, amortizing for 60 months with final payment due in October 2010	-	28,393
Total	15,550,000	57,087,549
Less: current maturities	-	(2,066,518)
Long-term debt, less current maturities	$15,550,000	$55,021,031

Effective March 1, 2008, our $55 million revolving credit facility (“Credit Facility”) was replaced by a $15.6 million interest only Promissory Note which matures on June 30, 2010. The interest rate on the note is fixed for the term at 10.0%. Subsequent to April 27, 2008, we paid a financial advisor a $300,000 finder’s fee for negotiating the replacement of the Credit Facility. The Company repaid $39.4 million of the Credit Facility with proceeds generated from the sale of IC-BH. The Company recorded a loss on extinguishment of debt of $203,160 upon repayment of the Credit Facility representing the remaining unamortized deferred loan costs.

The Promissory Note is secured by substantially all of our other assets. In addition, we granted to the lender certain pledges and security interests in and to all of our interests in the equity securities of our subsidiaries. Amounts borrowed under the Promissory Note are guaranteed on a joint and several basis by certain of our wholly owned subsidiaries, Gold River, LLC, and Nevada Gold BVR, LLC. Such guarantees are full and unconditional. The subsidiary guarantors also granted certain pledges and security interests in certain of their assets.

On January 19, 2006, we entered into an amended Credit Facility with our lender. Principal advances under the Credit Facility bear interest at 8.5% per annum. The Credit Facility was scheduled to mature on September 30, 2008.

We paid our lender a commitment fee of 0.25% per annum on any unused portion under the $55.0 million Credit Facility. During fiscal year 2008 and 2007, we paid our lender commitment fees of $0 and $1,192, respectively. Also, we previously paid a financial advisor a finder’s fee equal to 3% of the principal advanced to us up to an aggregate principal advance of $55.0 million.

Our deferred loan issue costs were $264,072 and $711,060 as of April 27, 2008 and April 29, 2007, respectively. Amortization of deferred loan issue costs was $754,329, $601,980 and $348,359 for fiscal years 2008, 2007 and 2006, respectively. Both commitment fees and amortization of loan issue costs were charged to interest expense.

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

The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

Fiscal Year Ending

2009	$-
2010	-
2011	15,550,000
2012	-
2013	-
$15,550,000

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

Note 9. Income Taxes

Income taxes are provided for in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates. SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards (“NOLs”). For fiscal year ended April 27, 2008, we have no NOLs.

NOLs are subject to certain limitations under the Internal Revenue Code. As of April 27, 2008 and April 29, 2007 we had deferred tax assets as a result of the future tax benefit attributable to an NOL,and other timing differences, determined by applying the enacted statutory rate of 35.0% in 2008 and 34.0% in 2007. We recorded a deferred tax asset in connection with tax credit carryforwards and for compensation expense in connection with the issuance of stock options, and we recorded a deferred tax liability for allocated earnings of our equity investments that were not currently taxable for federal income tax purposes. Based upon our estimate of utilization of our deferred tax asset, we recorded a deferred tax asset valuation allowance equal to the net deferred tax asset as of April 27, 2008 and April 29, 2007.

Deferred tax assets and liabilities at April 27, 2008 and April 29, 2007 are comprised of the following:

	April 27, 2008	April 29, 2007
Deferred tax assets:
Net operating loss carryforwards	$23,325	$4,919,567
Fixed assets	600,442	585,702
Tax credit carryforwards	-	359,345
Stock options	236,249	170,052
Impairment of note receivable and accrued interest	881,778
Other	184,914	322,993
Total deferred tax assets	1,926,708	6,357,659
Deferred tax liabilities:
Equity in allocated earnings of equity investments	(81,090)	(1,783,213)
Other	40,108	(122,132)
Total deferred tax liabilities	(40,982)	(1,905,345)
Net deferred tax assets before valuation allowance	1,885,726	4,452,314
Valuation allowance	-	(4,452,314)
Net deferred tax assets	$1,885,726	$-

Reconciliations between the statutory federal income tax expense rate of 35% in 2008 and 34% in 2007 and 2006 and our effective income tax rate as a percentage of income before income tax (expense) benefit is as follows:

	Years Ended
	April 27, 2008		April 29, 2007		April 30, 2006
	Percent	Dollars	Percent	Dollars	Percent	Dollars

Income tax expense (benefit) at statutory federal rate	35.0	$11,120,003	(34.0)	$(2,445,357)	34.0	$198,258
State taxes	2.0	624,000	(2.5)	(177,706)	1.7	10,192

Permanent differences:
Amortization of beneficial conversion feature of note payable	—	—	—	—	3.0	17,603
Adjustment to prior year’s taxes	—	—	—	—	0.9	5,082
Tax credit carryforwards	(0.9)	(275,530)	—	—	(6.3)	(36,734)
Change in valuation allowance and other	(10.7)	(3,404,837)	61.0	4,386,237	2.9	16,850
Effective income tax rate	25.4	$8,063,636	24.5	$1,763,174	36.2	$211,251

Note 10.  Equity Transactions, Stock Option Plan and Warrants

At April 27, 2008, we have a share-based compensation plan, which is described below.  Prior to May 1, 2006, we accounted for the plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” ("SFAS No. 123"). No share-based employee compensation cost related to stock options was recognized in our Consolidated Statements of Operations prior to May 1, 2006, as all options granted under the plan had an exercise price equal to or more than the market value of the underlying common stock on the date of grant.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized during the year ended April 27, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. Total share-based compensation expense included in our consolidated statements of operations for the years ended April 27, 2008 and April 29, 2007 was $408,671 and $241,189, respectively.

As a result of adopting SFAS No. 123(R) on May 1, 2006, for the years ended April 27, 2008 and April 29, 2007, our income before income taxes were lower by $266,541 and $241,189, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the years ended April 27, 2008 and April 29, 2007, are $0.01 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows.

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at April 27, 2008, 402,099 shares were available for grant. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

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

A summary of activity under the Company’s share-based payment plans for the years ended April 27, 2008, April 29, 2007 and April 30, 2006 is presented below:

	Shares	Price	Term (Year)	Value
Outstanding at April 24, 2005	1,138,200	$8.57
Granted	170,000	10.67
Exercised	(64,650)	4.32
Forfeited or expired	(121,750)	11.49

Outstanding at April 30, 2006	1,121,800	$8.88	2.51	$-

Exercisable at April 30, 2006	981,800	$8.57	2.28	$-

Outstanding at April 30, 2006	1,121,800	$8.88
Granted	156,000	4.38
Exercised	(8,000)	2.75
Forfeited or expired	(389,800)	7.90

Outstanding at April 29, 2007	880,000	$8.50	3.10	$-

Exercisable at April 29, 2007	721,500	$8.87	2.20	$-

Outstanding at April 29, 2007	880,000	$8.50
Granted	955,000	1.56
Exercised	-
Forfeited or expired	(501,000)	7.45

Outstanding at April 27, 2008	1,334,000	$3.93	4.20	$-

Exercisable at April 27, 2008	637,330	$6.25	3.54	$-

The weighted-average grant-date fair value of options granted during the years ended April 27, 2008, April 29, 2007,and April 30, 2006 was $0.81, $1.89 and $4.41, respectively. The total intrinsic value of stock options and warrants exercised during the years ended April 27, 2008, April 29, 2007 and April 30, 2006 was $0, $16,287 and $449,227 respectively. The total income tax benefits from stock options exercised during the years ended April 27, 2008, April 29, 2007 and April 30, 2006 were $0, $3,637 and $162,747 respectively. As of April 27, 2008, there was a total of $285,600 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average period of 1.4 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended	Year Ended	Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006

Expected volatility	84.2%	71.4%	63.0%
Expected term (years)	2.50	2.5	2.5
Expected dividend yield	-	-	-
Risk-free interest rate	3.43%	4.50%	4.50%
Forfeiture rate	-	-	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for US Treasury instruments with maturities matching the relevant expected term of the award.

Significant option and warrant groups outstanding at April 27, 2008, and related weighted average exercise price and weighted average remaining contractual life information is as follows:

				Weighted
				Average
			Weighted	Remaining
	Options	Options	Average	Contractual
Grant Date	Outstanding	Exercisable	Exercise Price	Life (Years)
September 2003	183,000	183,000	$10.59	0.4
February 2004	30,000	30,000	$14.19	0.8
September 2004	70,000	70,000	$11.40	1.4
October 2006	100,000	70,000	$4.87	8.5
December 2006	26,000	16,000	$3.79	8.5
January 2007	30,000	20,000	$3.24	8.7
July 2007	200,000	—	$2.01	4.2
August 2007	360,000	119,999	$1.65	4.3
October 2007	25,000	25,000	$1.35	4.5
January 2008	240,000	79,998	$1.20	4.7
April 2008	70,000	23,333	$1.14	5.0
Total	1,334,000	637,330	$6.25	3.5

The following table provides pro forma net income and net income per share had the Company applied the fair value method of SFAS No. 123 for the year ended April 30, 2006:

Year Ended
April 30, 2006
Net income - as reported	$371,861
Less: total stock-based employee compensation expense determined under fair value based , net of related tax effect	(86,085)
Net income - pro forma	$285,776

Basic earnings per share:
As reported	$0.03
Pro forma	$0.02

Diluted earnings per share
As reported	$0.03
Pro forma	$0.02

Restricted Stock Grants

A summary of the activity of the Company's restricted stock for the years ended April 27, 2008, April 29, 2007 and April 30, 2006 is presented in the following table.

	Shares	Weighted Average Grant Date Fair Value
Nonvested - April 30, 2006	-	$-
Granted	15,000	6.52
Vested	15,000	6.52
Nonvested - April 29, 2007	-	$-

Granted	-	-
Vested	-	-
Nonvested - April 27, 2008	-	$-

Treasury Stock

We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 500,000 shares to our stock buyback program. In fiscal year 2006, we announced another increase of 900,000 shares to our stock buyback program. Under this program, we repurchased 0, 54,200 and 942,000 shares of our common stock for an average price of $0.00, $8.03 and $10.38 per share during the fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006, respectively.

Conversion of Note Payable

During fiscal year 2006, the remaining $3.3 million principal balance of the $13 million convertible note was converted into 1,106,488 shares of our common stock.

Note 11. Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
Numerator:
Basic:
Net income (loss) available to common stockholders	$23,707,802	$(8,955,400)	$371,861
Diluted:
Net income (loss) available to common stockholders	$23,707,802	$(8,955,400)	$371,861
Net income (loss) available to common stockholders	$23,707,802	$(8,955,400)	$371,861
Denominator:
Basic weighted average number of common shares
Outstanding	12,939,130	12,937,222	12,975,697
Dilutive effect of common stock options and warrants	–	–	268,053
Diluted weighted average number of common shares
Outstanding	12,945,151	12,937,222	13,243,750
Earnings (loss) per share:
Net income (loss) per common share - basic	$1.83	$(0.69)	$0.03
Net income (loss) per common share - diluted	$1.83	$(0.69)	$0.03

For fiscal years 2008, 2007 and 2006, potential dilutive common shares issuable under options and warrants of 999,000, 880,000 and 957,488 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 12.  Deferred Income

For fiscal years 2008, 2007 and 2006, we recorded $8,591, $153,859 and $206,067, respectively, of deferred income related to finance fees and interest income from loans made for development projects. Deferred income is amortized over the terms of the loans and is reported in the consolidated statements of operations as interest income. During fiscal years 2008, 2007 and 2006 we recognized $8,591, $19,380 and $8,821, respectively, as interest income. At April 27, 2008 and April 29, 2007, $0 and $8,591, respectively, of deferred income had not been recognized and is included on the consolidated balance sheets.

Note 13.  Other Assets

Other assets consisted of the following at April 27, 2008 and April 29, 2007:

	April 27, 2008	April 29, 2007

Accrued interest receivable	$4,904,564	$4,157,381
Settlement Agreement	1,597,183	—
Deferred loan issue cost, net	278,570	711,061
Other assets	$6,780,317	$4,868,442

The settlement agreement pertains to reclassing a portion of our equity investment in Route 66 after considering a $2.3 million intial reclass to accounts receivable for amounts allocated from our investment in Route 66. This amount represents the remaining equity investment in Route 66 that is now considered a receivable. Per the settlement agreement executed in April 2008, the Gillmann Group is scheduled to pay us $2.3 million on or before April 15, 2010. We will record any gain, if any, upon receipt of the funds.

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
	As of and for the Fiscal Year Ended April 27, 2008
	Gaming	Non-Core	Totals

Gross revenues	$8,158,647	$33,805	$8,192,452
Segment profit (loss)	31,883,391	(111,953)	31,771,438
Segment assets	35,142,093	3,733,503	38,875,596
Equity investment:
Buena Vista Development Company, L.L.C.	154,969	–	154,969
Depreciation and amortization	735,684	8,098	743,783
Additions to property and equipment	222,524	–	222,524
Interest expense	4,628,881	–	4,628,881
Interest income	2,007,898	–	2,007,898
Income tax expense	8,092,050	(28,414)	8,063,637
Earnings from Isle of Capri-Black Hawk, L.L.C.	4,860,613	–	4,860,613
Loss from American Racing and Entertainment, L.L.C.	(840,368)	–	(840,368)
Loss from Buena Vista Development, L.L.C.	(16,200)	–	(16,200)
Earnings from Sunrise Land and Mineral Corporation	–	51,401	51,401

	As of and for the Fiscal Year Ended April 29, 2007
	Gaming	Non-Core	Totals

Gross revenues	$14,285,647	$67,610	$14,353,257
Segment loss	(6,517,226)	(675,000)	(7,192,226)
Segment assets	67,799,249	4,857,471	72,656,720
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	22,306,025	–	22,306,025
Route 66 Casinos, L.L.C.	4,509,183	–	4,509,183
American Racing and Entertainment, L.L.C.	8,215,042	–	8,215,042
Buena Vista Development Company, L.L.C.	171,169	–	171,169
Sunrise Land and Mineral Corporation	–	400,489	400,489
Depreciation and amortization	1,103,388	9,330	1,112,718
Addition to property and equipment	314,514	–	314,514
Interest expense	5,894,002	–	5,894,002
Interest income	1,827,064	513,886	2,340,950
Income tax expense	1,594,741	168,433	1,763,174
Earnings from Isle of Capri-Black Hawk, L.L.C.	3,728,960	–	3,728,960
Loss from American Racing and Entertainment, L.L.C.	(7,275,464)	–	(7,275,464)
Loss from Buena Vista Development, L.L.C.	(5,584)	–	(5,584)
Earnings from Sunrise Land and Mineral Corporation	–	146,549	146,549

	As of and for the Fiscal Year Ended April 30, 2006
	Gaming	Non-Core	Totals

Gross revenues	$14,531,148	$68,737	$14,599,885
Segment profit (loss)	1,059,003	(475,891)	583,112
Segment assets	73,151,474	5,597,641	78,749,115
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	21,146,365	–	21,146,365
Route 66 Casinos, L.L.C.	4,509,183	–	4,509,183
American Racing and Entertainment, L.L.C.	9,480,506	–	9,480,506
Buena Vista Development Company, L.L.C.	176,753	–	176,753
Sunrise Land and Mineral Corporation	–	378,940	378,940
Depreciation and amortization	1,012,813	5,886	1,018,699
Addition to property and equipment	2,790,905	–	2,790,905
Interest expense	4,322,962	–	4,322,962
Interest income	1,594,945	479,467	2,074,412
Income tax expense (benefit)	383,658	(172,407)	211,251
Earnings from Isle of Capri-Black Hawk, L.L.C.	6,517,318	–	6,517,318
Earnings from Route 66 Casinos, L.L.C.	874,707	–	874,707
Loss from American Racing and Entertainment, L.L.C.	(519,494)	–	(519,494)
Loss from Buena Vista Development, L.L.C.	(13,047)	–	(13,047)
Loss from Sunrise Land and Minerial Corporation	–	58,334	58,334

Reconciliation of reportable segment assets to our consolidated totals is as follows:

	April 27,	April 29,	April 30,
	2008	2007	2006

Total assets for reportable segments	$38,875,596	$72,656,720	$78,749,115
Cash not allocated to segments	14,410,313	3,853,560	4,296,154
Notes receivable not allocated to segments	5,721,066	3,521,066	3,637,099
Other assets not allocated to segments	1,885,726	-	1,460,722
Total assets	$60,892,701	$80,031,346	$88,143,090

Note 15.  401(k) Plan

We have a 401(k) plan under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, we may make discretionary matching contributions of 100% of employee contributions up to 3% of employees' compensation and 50% of up to the next 2% of employees' compensation. Employees vest in Company contributions immediately. Our discretionary contributions for fiscal years 2008, 2007 and 2006, were $82,003, $82,694 and $33,797, respectively.

Note 16.  Related Party Transactions

As of April 27, 2008, we have outstanding notes receivable from each of CCH and SI. On May 12, 2008, these notes were terminated and replaced with a promissory note of an equal amount from RCI (See Note 6 for a detailed description of these notes receivable). CCH is a shareholder with less than 5% of our total outstanding common stock as of April 27, 2008. In addition, we have outstanding accounts receivable from certain affiliates and related parties totaling $57,359 at April 27, 2008 and $145,490 at April 29, 2007, respectively, related to advances and reimbursable expenses.

The Company is required to obtain pre-approval from the Audit Committee (comprised of independent directors) of the Company's Board of Directors for any related party transactions.

Note 17.  Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2009. Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021. On April 1, 2008 we extended the lease to January 2033 at a flat annual rent of $400,000 from February 2021 through January 2033.

The expected remaining future annual minimum lease payments as of April 27, 2008 are as follows:

Fiscal Years	Corporate Office Lease Payment	Colorado Grande Building Lease Payment	Total Lease Payment

2009	$80,300	$344,875	$425,175
2010	–	365,195	365,195
2011	–	379,803	379,803
2012	–	394,995	394,995
2013	–	400,000	400,000
Thereafter	–	7,900,000	7,900,000
	$80,300	$9,784,868	$9,865,168

Rent expense for our corporate office for fiscal years 2008, 2007 and 2006 was $213,027, $312,123 and $217,193, respectively. Rent expense for Colorado Grande’s casino building was $344,875, $299,322 and $412,639 for fiscal years 2008, 2007 and 2006, respectively.

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt. .

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

Note 18. Legal Proceedings

Route 66 Casinos

On April 15, 2008, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) with American Heritage, Inc. (“AHI”) and Frederick C. Gillmann (“Gillmann”). AHI and Gillmann are referred to collectively as the “AHI Parties”. The Settlement Agreement constitutes a full and final settlement of the Route 66 Casinos litigation subject to the performance of the AHI Parties.

Pursuant to the terms of the Settlement Agreement:

1.	The AHI Parties shall pay $1.0 million to the Company on May 1, 2008;
2.	The AHI Parties shall pay $1.3 million to the Company on May 31, 2008;
3.	The AHI Parties shall pay $2.3 million to the Company no later than April 15, 2010.

Contemporaneously with the execution of the Settlement Agreement, the AHI Parties assigned certain collateral as security for the payment obligations described above.

Also, contemporaneously with the execution of the Settlement Agreement, the AHI Parties executed an agreed final and non-appealable judgment in favor of the Company and against AHI and Gillmann, jointly and severally in the amount of $9,425,602 (the “Agreed Judgment”). The Company will not seek to enforce the Agreed Judgment unless and until the AHI Parties fail to perform any of their obligations under the Settlement Agreement.

As of June 30, 2008, the payment of $1.0 million due on May 1, 2008 and the payment of $1.3 million due on May 31, 2008 have been received.

Rinaldo Corporation

The Rinaldo Corporation claims against the Company had been previously dismissed by the trial court in Bakersfield, California. On February 15, 2008, the California Court of Appeals sustained the trial courts judgment dismissing Rinalso’s case. Rinaldo failed to submit a timely petition appealing the decision of the Court of Appeals to the California Supreme Court. As a result, the case is now permanently dismissed.

On May 12, 2008, the Company dismissed collection lawsuits against CCH and SI which combined totaled approximately $4.6 million. In exchange the Company was issued a promissory note from RCI in an amount equal to the combined principal and interest owed to the Company by CCH and SI. See Note 6 for additional discussion on the settlement.

Note 19.  Interest Expense, net

Interest expense, net, consisted of the following for the fiscal years ended:

	April 27,	April 29,	April 30,
	2008	2007	2006
Interest income-third party	$2,007,898	$2,340,950	$2,074,412
Interest expense	3,864,552	(5,292,021)	(3,974,603)
Amortization of loan issue costs	(764,329)	(601,981)	(348,359)
Interest expense, net	$(2,620,983)	$(3,553,052)	$ (2,248,550)

Note 20. Quarterly Financial Information (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ended April 27, 2008 and April 29, 2007.

		Earnings	Income	Net income		Diluted
		(loss) from	(loss) before	(loss) applicable		earnings (loss)
		unconsolidated	tax benefit	to common		per common
	Net revenues	affiliates	(expense)	stockholders		share (c)
Consolidated Statements of Operations:	(in thousands, except per share amounts)
Fiscal Year ended April 27, 2008
Quarter ended July 29, 2007	$1,980	$1,190	$580	$542		$0.04
Quarter ended October 28, 2007	1,864	1,954	(604)	(604)		(0.05)
Quarter ended January 27, 2008	1,412	918	35,157 (e)	25,911		2.00
Quarter ended April 27, 2008	1,477	(7)	(3,362)	(2,141)		(0.17)
Fiscal Year ended April 29, 2007
Quarter ended July 30, 2006	$3,492	$(815)	$(2,826)	$(1,835)		$(0.14)
Quarter ended October 29, 2006 (a)	4,094	(1,585)	(5,983)	(3,774)		(0.29)
Quarter ended January 28, 2007	3,764	(1,412)	(2,335)	(1,490)		(0.12)
Quarter ended April 29, 2007 (b)	1,709	407	3,952	(1,856	) (d)	(0.14)

(a)   During the second quarter of fiscal 2007, we wrote off a $3.4 million note receivable and related interest from the Muscogee Nation of Florida based on our impairment review of assets. We also wrote off the related investment of $0.4 million.

(b)      In the fourth quarter of fiscal 2007, the River Rock Casino notified us of its intention to exercise the buy-out option pursuant to the development and loan agreement with us. In lieu of monthly cash payments over the remaining term of the contract, the Company received a lump-sum cash payment of $8.1 million (net of minority interests) that was included in gain on termination of development and loan agreement within the consolidated Statement of Operations. Revenue and cash flow, compared to prior quarters, is expected to decrease by approximately $2.0 million quarterly over the remaining term of the agreement as a result of this transaction.

(c) Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

(d) In the fourth quarter of fiscal 2007, we recorded a $4.5 million deferred tax valuation allowance to income tax expense.

(e) In the third quarter of fiscal 2008, we sold our ownership interest in IC-BH and recorded a $39.6 million pre-tax gain.
Restatement of the financial statements for the quarterly period ended January 27, 2008

As a result of fiscal year end analysis of the income tax provision, a $1.0 million adjustment was required to be made to the third quarter tax provision. Accordingly, net income for the three and nine months ended January 27, 2009 decreased by $1.0 million to $25.9 million and $25.8 million, or $0.08 per basic and diluted share, respectively. Correspondingly, at January 27, 2008, income tax payable increased by $1.0 million to $9.3 million, deferred tax assets increased by $1.0 million to $1.1 million and total equity decreased by $1.0 million. Therefore, the third quarter net income and diluted earnings per common share previously reported in Form 10-Q has been revised and should not be relied upon as previously reported in the Form 10-Q dated January 27, 2008.

Isle of Capri Black Hawk, L.L.C.

Consolidated Financial Statements

For the Nine Months Ended January 27, 2008 and
Fiscal Years Ended April 29, 2007 and April 30, 2006

Report of Independent Registered Public Accounting Firm

The Members of
Isle of Capri Black Hawk, L.L.C.

We have audited the accompanying consolidated balance sheets of the Isle of Capri Black Hawk, L.L.C. (the Company) as of January 27, 2008 and April 29, 2007, and the related consolidated statements of income, members' equity, and cash flows for the nine month period ended January 27, 2008, and the fiscal years ended April 29, 2007, and April 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Isle of Capri Black Hawk, L.L.C. at January 27, 2008, and April 29, 2007 and the consolidated results of its operations and its cash flows for the nine month period ended January 27, 2008, and the fiscal years ended April 29, 2007, and April 30, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on May 1, 2006, the Company changed its method of accounting for share-based payments and adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements..

St. Louis, Missouri	/s/ ERNST & YOUNG, LLP
July 10, 2008

Isle of Capri Black Hawk, L.L.C.

Consolidated Balance Sheets
(Dollars in thousands)

	January 27, 2008	April 29, 2007
Assets
Current assets:
Cash and cash equivalents	$13,691	$14,829
Accounts receivable - trade, net	358	493
Accounts receivable - member	41	53
Deferred income taxes	209	295
Inventories	1,234	1,160
Note receivable - member	-	1,273
Prepaid expenses and other	1,796	680
Total current assets	17,329	18,783
Property and equipment, net	227,558	232,771
Other assets:
Goodwill	14,665	14,665
Other intangible assets	12,200	12,200
Deferred financing costs, net of accumulated
amortization of $725 and $437	1,615	1,312
Prepaid deposits and other	337	858
Deferred income taxes	7,103	6,035
Total assets	$280,807	$286,624

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,037	$2,033
Accounts payable - trade	1,661	2,023
Accounts payable - member	10,285	3,153
Accrued liabilities:
Interest	1,162	1,721
Payroll and related expenses	3,819	4,285
Property, gaming and other taxes	5,644	4,240
Progressive jackpot and slot club awards	2,034	2,437
Other	407	735
Total current liabilities	27,049	20,627

Long-term debt, less current maturities	183,970	201,865
Other long-term liabilities	1,071	923

Members' equity:
Casino America of Colorado, Inc.	38,555	35,382
Blackhawk Gold, Ltd.	30,162	27,849
Accumulated other comprehensive loss	-	(22)
Total members' equity	68,717	63,209
Total liabilities and members' equity	$280,807	$286,624

See accompanying notes to consolidated financial statements.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Income
(Dollars in thousands)

	Nine Months	Fiscal Year Ended
	Ended
	January 27, 2008	April 29, 2007	April 30, 2006
Revenues:
Casino	$120,453	$166,760	$177,585
Rooms	7,349	9,855	6,649
Food, beverage and other	13,883	19,758	21,098
Gross revenues	141,685	196,373	205,332
Less promotional allowances	29,090	41,619	43,504
Net revenues	112,595	154,754	161,828

Operating expenses:
Casino	15,964	24,588	25,621
Gaming taxes	23,336	32,234	34,240
Rooms	1,448	2,155	1,628
Food, beverage and other	2,350	3,402	4,911
Facilities	5,514	7,967	8,540
Marketing and administrative	25,026	39,647	38,492
Management fees	5,199	6,817	7,439
Depreciation	11,965	15,833	13,850
Total operating expenses	90,802	132,643	134,721

Operating income	21,793	22,111	27,107

Interest expense	(10,958)	(14,953)	(12,859)
Interest income	41	216	437
Other income (expense)	(544)	(1,035)	1,585
Loss on early extinguishment of debt	-	-	(2,110)

Income from continuing operations
before income tax	10,332	6,339	14,160
Income tax benefit	988	2,333	1,213
Income from continuing operations	11,320	8,672	15,373

Loss from discontinued operations	-	-	(216)
Net income	$11,320	$8,672	$15,157

See accompanying notes to consolidated financial statements.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Members’ Equity
(Dollars in thousands)

			Accumulated
			Other	Total
	Casino America	Blackhawk	Comprehensive	Members'
	of Colorado, Inc.	Gold, Ltd.	Loss (Income)	Equity

Balance, April 24, 2005	$28,833	$23,085	$322	$52,240
Net income	8,639	6,518	-	15,157
Reclassification of realized gain
on interest rate swap contract
to other income	-	-	(322)	(322)
Comprehensive income				14,835
Members' distributions	(3,862)	(2,914)	-	(6,776)
Balance, April 30, 2006	33,610	26,689	-	60,299
Net income	4,943	3,729		8,672
Reclassification of unrealized loss
on interest rate swap contract	-	-	(22)	(22)
Comprehensive income				8,650
Stock compensation expense	234	-	-	234
Cumulative effect of new accounting
pronouncements (Note 1)	(470)	(354)	-	(824)
Members' distributions	(2,935)	(2,215)	-	(5,150)
Balance, April 29, 2007	35,382	27,849	(22)	63,209
Net income	6,452	4,868		11,320
Reclassification of unrealized loss
on interest rate swap contract	-	-	22	22
Comprehensive income				11,342
Stock compensation expense	109	-	-	109
Members' distributions	(3,388)	(2,555)	-	(5,943)
Balance, January 27, 2008	$38,555	$30,162	$-	$68,717

See accompanying notes to consolidated financial statements.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended	Fiscal Year Ended
	January 27, 2008	April 29, 2007	April 30, 2006
Operating activities:
Net income	$11,320	$8,672	$15,157
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	11,965	15,833	13,850
Amortization of deferred financing costs	288	291	633
Gain on disposal of assets	(91)	-	-
Deferred income taxes	(982)	(2,333)	(1,075)
(Gain) loss on derivative instruments	544	1,035	(1,585)
Stock compensation expense	109	234	-
Loss on early extinguishment of debt	-	-	2,110
Changes in operating assets and liabilities
Accounts receivable	135	21	(249)
Income tax receivable	(988)	-	-
Prepaid expenses and other assets	(1,245)	(247)	(198)
Accounts payable and accrued liabilities	(303)	(5,267)	(11,861)
Net cash provided by operating activities	20,752	18,239	16,782

Investing activities:
Purchases of property and equipment, net	(6,661)	(8,309)	(33,999)
Increase in restricted cash	-	-	(2)
Net cash used in investing activities	(6,661)	(8,309)	(34,001)

Financing activities:
Proceeds from debt	-	-	27,475
Proceeds from line of credit	1,600	9,800	31,600
Principal payments on debt	(1,491)	(2,025)	(1,892)
Principal payments on line of credit	(18,000)	(14,000)	(37,000)
Intercompany - member	7,891	(1,186)	1,859
Deferred financing costs	(591)	-	(1,749)
Distributions to members	(4,638)	(2,935)	(3,862)
Net cash (used in) provided by financing activities	(15,229)	(10,346)	16,431

Net decrease in cash and cash equivalents	(1,138)	(416)	(788)
Cash and cash equivalents at beginning of year	14,829	15,245	16,033
Cash and cash equivalents at end of year	$13,691	$14,829	$15,245

Supplemental disclosure of cash flow information:
Cash payments for interest	$10,926	$15,023	$12,745
Cash payments for income taxes, net of refunds	$-	$-	$(218)

Supplemental schedule of noncash investing and financing activities:
Construction costs funded through accounts payable	$1,972	$25	$1,974

Supplemental schedule of noncash financing activities:
Reduction of note receivable - member
in lieu of cash distribution	$1,305	$2,215	$2,914

See accompanying notes to consolidated financial statements.

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Organization

Organization – The accompanying consolidated financial statements include those of Isle of Capri Black Hawk, L.L.C. (“Parent company”), a Colorado limited liability company and its wholly-owned subsidiaries, CCSC/Blackhawk, Inc., IOC – BH Distribution L.L.C. and IC Holdings Colorado, Inc. (“the Company” or the “Isle-Black Hawk”). This consolidated entity owns and operates two casino entertainment facilities in Black Hawk, Colorado.

The Company member interests are owned 57% by Casino America of Colorado, Inc., a wholly owned subsidiary of Isle of Capri Casinos, Inc., and 43% by Blackhawk Gold, Ltd., a wholly owned subsidiary of Nevada Gold & Casinos, Inc. As of the close of business on January 27, 2008, Blackhawk Holdings, L.L.C., a wholly owned subsidiary of Isle of Capri Casinos, Inc., acquired the 43% member interest from Blackhawk Gold, Ltd. These financial statements are prepared immediately prior to the minority interest purchase

The rights and obligations of the member interests are governed in part by the Amended and Restated Operating Agreement of the Company (the “Agreement”) dated April 22, 2003. The Agreement provides that the Company will continue until December 31, 2096, or until such date that dissolution may occur. Profits and losses of the Company are allocated in proportion to ownership interests.

2. Summary of Significant Accounting Policies

Basis of Presentation –The consolidated financial statements include the accounts of the Company including its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Fiscal Year-End – The Company’s fiscal year ends on the last Sunday of April. For purposes of these interim financial statements, the current nine month period ends on the last Sunday in January. This fiscal year creates more comparability of the Company’s quarterly operations, by generally having an equal number of weeks (13) and weekend days (26) in each quarter. Periodically, this system necessitates a 53-week year.

Interim financial statements - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Use of Estimates -The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents -The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company was required by state regulations to maintain a minimum operating cash balance of approximately $4,900 at January 27, 2008 and April 29, 2007.

Inventories - Inventories generally consist of food and beverage and retail merchandise, and are stated at the lower of cost or market. Cost is determined by the lower of cost (weighted average) or market value.

Property and Equipment - Property and equipment are stated at cost, except for land contributed by Blackhawk Gold, Ltd., which was recorded at appraised value on the date of contribution. The Company capitalizes the cost of purchases of property and equipment and capitalizes the cost of improvements to property and equipment that increases the value or extends the useful lives of the assets. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income.

Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Years
Slot machines, software and computers	3-5
Furniture, fixtures and equipment	5-10
Leasehold improvements	Lesser of life of lease or estimated useful life
Buildings and improvements	7-39.5

Capitalized Interest - The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. The Company has not capitalized interest for the nine months ended January 27, 2008 or fiscal 2007. The Company’s capitalized interest for fiscal 2006 was $1,554.

Operating Leases - The Company recognizes rent expense for each lease on the straight line basis, aggregating all future minimum rent payments including any predetermined fixed escalations of the minimum rentals, and allocating such amounts ratably over the period from the date the Company takes possession of the leased premises until the end of the lease term. Other long-term liabilities consist of the aggregate difference between rent expense recorded on the straight-line basis and amounts paid under the leases.

Goodwill and Other Intangible Assets - Goodwill, representing the excess of the cost over the net identifiable tangible and intangible assets of acquired businesses, is stated at cost. Other intangible assets represent the value of trademarks acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires these assets be reviewed for impairment at least annually. For intangible assets with indefinite lives not subject to amortization, the Company reviews, at least annually, the continued use of an indefinite useful life. If these intangible assets are subsequently determined to have a finite useful life, they will be amortized prospectively over their estimated remaining useful lives.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Deferred Financing Costs - The costs of issuing long-term debt are capitalized and amortized using the effective interest method over the term of the related debt.

Self Insurance Reserves - The Company’s employee-related health care benefits program is self-funded up to $500 per claim. Claims in excess of this maximum amount are fully insured through a stop-loss insurance policy. The Company’s estimate of liabilities for unpaid claims and incurred but not reported claims totaled $845 and $1,529 at January 27, 2008 and April 29, 2007, respectively, and are included in accrued liabilities - payroll and related expenses in the accompanying consolidated balance sheets. The Company bases its accrual on claims filed and estimates of claims incurred but not reported.

Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires the Company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The Company has utilized derivative financial instruments to manage interest rate risk associated with variable rate borrowings. Derivative financial instruments are intended to reduce the Company’s exposure to interest rate risk. The Company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is to be assessed quarterly based on the total change in the derivatives’ fair value. During the nine months ended January 27, 2008, fiscal 2007 and fiscal 2006, the Company used interest rate derivatives which were not designated as hedging instruments under SFAS 133. Therefore, all fair market valuation gains and losses attributed to the interest rate derivatives are recognized in other income (expense) within the consolidated statements of income.

Revenue Recognition - In accordance with gaming industry practice, the Company recognizes casino revenues as the net win from gaming activities. Casino revenues also are net of accruals for anticipated payouts of progressive slot jackpots and certain table games wherein incremental jackpot amounts owed are accrued for games in which every coin played or wagered adds to the jackpot total. Revenues from hotel, food, beverage, entertainment, and the gift shop are recognized at the time the related service or sale is performed or made.

Promotional Allowances - The retail value of accommodations, food and beverage and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues included in the accompanying consolidated statements of income. The Company also records the redemption of coupons and points for cash as a promotional allowance.

The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of income was as follows:

	Nine Months Ended	Fiscal Year Ended
	January 27, 2008	April 29, 2007	April 30, 2006
Rooms	$1,347	$2,507	$1,813
Food and beverage	8,098	11,317	11,350
Other	227	458	388
Total cost of complimentary services	$9,672	$14,282	$13,551

Slot Club Awards - The Company provides slot patrons with rewards based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the value of these outstanding rewards, utilizing the age and prior history of redemptions.

Advertising - Advertising costs are expensed the first time such advertisement appears. Total advertising costs (including direct mail marketing) were $1,658, $3,559 and $4,712 for the nine months ended January 27, 2008 and fiscal 2007 and 2006, respectively.

Income Taxes - The Company records an income tax provision for federal and state income taxes from its C Corporation subsidiaries IC Holdings Colorado, Inc. and CCSC/Blackhawk, Inc. No provision for federal or state income taxes is recorded for the Parent company, as the Company is taxed as a partnership and the income taxes are the responsibility of the respective individual members.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires that the Company recognize a current tax asset or liability for the estimated taxes payable or refundable based upon application of the enacted tax rates to taxable income in the current year. Additionally, the Company is required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements. SFAS 109 also requires that any deferred tax asset recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable.

As of April 30, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 did not have any impact on the Company’s consolidated statement of operations or stockholders’ equity within the consolidated balance sheet. FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current Other accrued liabilities or long-term Other long-term liabilities based on the time until expected payment. The Company had no unrecognized tax benefits as of April 30, 2007 or January 27, 2008, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48.

Reclassifications - Certain reclassifications of prior years’ financial statements have been made to conform to the current year presentation.

Adoption of New Accounting Pronouncements – During the year ended April 29, 2007, the Company adopted new accounting pronouncements with an effect as follows:

Allocation of Share-Based Payment Expense - Isle of Capri Casinos, Inc. has three stock-based compensation plans, the 1992 Stock Option Plan, the 1993 Stock Option Plan, and the 2000 Stock Option Plan. The plans provide for the issuance of incentive stock options and nonqualified options of Isle of Capri Casinos, Inc. stock which have a maximum term of 10 years and are, generally, exercisable in yearly installments of 20% commencing one year after the date of grant. Additionally, under Isle of Capri Casinos, Inc.’s Deferred Bonus Plan, non-vested stock is issued to eligible officers and employees.

Effective May 1, 2006, Isle of Capri Casinos, Inc. adopted the FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method, thus, results for the periods prior to May 1, 2006 have not been restated in relation to the adoption of SFAS 123(R). Isle of Capri Casinos, Inc. recognized stock compensation expense during the nine months ended January 27, 2008 and fiscal 2007 of which $109 and $234, respectively, were allocated to the Company based on where the team members who received the options were employed. This amount was recorded in marketing and administrative expense in the accompanying consolidated statements of income with the offset to Casino America of Colorado, Inc. members’ equity within the consolidated balance sheets.

Adoption of Staff Accounting Bulletin No. 108 - During fiscal year 2007, the Company determined that it had not been appropriately accounting for escalating rent payments relating to one of its land leases. As a result, the rent expense and corresponding liability balance was understated by a cumulative $727 through April 30, 2006. The error was immaterial to prior period financial statements. As a result, the Company elected to apply the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) and correct this error through a cumulative effect adjustment to members’ equity as of May 1, 2006. The adjustment to correct the error increased other long term obligations by $727, increased deferred tax assets $276 and decreased members’ equity $451.

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

New Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delaying the effective date of FASB 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact the adoption of SFAS 157, including the deferment provisions of FSP 157-2, will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”  (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option have been elected. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating whether to adopt the fair value option under SFAS 159 and evaluating what impact such adoption would have on the consolidated financial statements.

3. Property and Equipment

Property and equipment consists of the following:

	January 27, 2008	April 29, 2007

Land and land improvements	$45,026	$45,026
Buildings and improvements	193,053	191,210
Furniture, fixtures and equipment	58,555	56,161
Construction in progress	2,497	525
Total property and equipment	299,131	292,922
Less accumulated depreciation	71,573	60,151
Property and equipment, net	$227,558	$232,771

4. Intangible Assets and Goodwill

Intangible assets at January 27, 2008 and April 29, 2007 totaled $12,200 and represent trade names with indefinite useful lives.

The balance of goodwill at January 27, 2008 and April 29, 2007 was $14,665.

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

The fair values of the Company’s financial instruments approximate its carrying value.

6. Long-Term Debt

Long-term debt consists of the following:

	January 27,	April 29,
	2008	2007

Senior Secured Credit Facility:
Variable rate term loan Tranche C	$185,725	$187,150
Revolver	-	16,400
Black Hawk Business Improvement Special Assessment
Bonds District (BID Bonds)	282	348
	186,007	203,898
Less current maturities	2,037	2,033
Long-term debt	$183,970	$201,865

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

The revolving loans bear interest at the Company’s option at (1) the higher of 0.5% in excess of the federal funds effective rate plus an applicable margin up to 1.25% or the rate that the lead arranger announces from time to time as its prime lending rate plus an applicable margin up to 1.25% or (2) a rate tied to a LIBOR rate plus an applicable margin up to 2.25%. Interest is paid at varying dates but at least quarterly. As of January 27, 2008, the Company had $38,700 of net availability under its revolving loan until the loan was repaid on January 28, 2008.

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

The weighted average effective interest rate of total debt outstanding under the Senior Secured Credit Facility at January 27, 2008, April 29, 2007 and April 30, 2006 was 6.99%, 6.79% and 6.51%, respectively. The Company is required to pay a commitment fee of 0.5% of the unused portion of the revolving loan.

Pursuant to the refinancing in October 2005, the Company recognized a loss on early extinguishment of debt of $2.1 million, due to the write-off of previously deferred financing costs related to its existing senior secured credit facility. The costs of $1.7 million associated with the new senior secured credit facility have been deferred and are being amortized over the term of the new facility.

The Senior Secured Credit Facility provides for certain covenants, including those of a financial nature. The Company was in compliance with these covenants as of January 27, 2008. The Senior Secured Credit Facility is secured by liens on the Company’s assets.

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

Interest Rate Swap Agreements - At January 27, 2008 and April 29, 2007, the Company had outstanding interest swap agreements with an aggregate notional value of $40,000 and $80,000, respectively or 21.5% or 39.3%, respectively of its variable rate term loan outstanding under the Company’s Senior Secured Credit Facility. These swap agreements effectively converted portions of the variable rate debt to a fixed-rate basis until their expiration in February 2008. For the nine months ended January 27, 2008 and fiscal year ended April 29, 2007, the Company recorded a loss of $544 and $1,035, respectively, and in fiscal year 2006 recorded a gain of $1,585 in other income (expense) within the accompanying consolidated statements of income related to the change in fair market value of the undesignated swap agreements.

The fair value of the estimated interest differential between the applicable future variable rates and the interest rate swap contracts not designated as hedging instruments, expressed in present value terms, totaled $7 and $528 at January 27, 2008 and April 29, 2007, respectively. Based on the maturity dates of the contracts, these amounts are included as non-current prepaid deposits and other in the accompanying consolidated balance sheets.

Other- In July 1998, the Black Hawk Business Improvement District (the “BID”), issued $2,900 in 6.25% bonds due on December 1, 2009. The proceeds from the sale of the bonds were used to fund road and utility improvements in the Special Improvement District 1997-1 (the “SID”) of which the Company is a member.

Future maturities of long-term debt as of January 27, 2008 are as follows:

Twelve Months Ending, January
2009	$2,037
2010	2,045
2011	46,550
2012	135,375
2013	-
Thereafter	-
Total	$186,007

7. Income Taxes

The income tax (benefit) provision for IC Holdings Colorado, Inc. and Colorado Central Station is comprised of the following:

	Fiscal Year Ended
	January 27, 2008	April 29, 2007	April 30, 2006

Current	$-	$-	$(138)
Deferred	(988)	(2,333)	(1,075)
	$(988)	$(2,333)	$(1,213)

A reconciliation of the income tax (benefit) provision for IC Holdings Colorado, Inc. and Colorado Central Station is comprised of the following:

	Fiscal Year Ended
	January 27, 2008	April 29, 2007	April 30, 2006

Statutory tax(benefit) provision	$(903)	$(2,141)	$(1,118)
Effect of:
State taxes	(79)	(183)	(95)
Other:
Permanent differences	2	18	-
Credits	(8)	(25)	6
Other	-	(2)	(6)
Income tax benefit (provision) from continuing operations	$(988)	$(2,333)	$(1,213)

Significant components of the IC Holdings Colorado, Inc. and Colorado Central Station net deferred federal and state income tax assets are as follows:

	Fiscal Year Ended
	January 27, 2008	April 29, 2007
Deferred tax assets:
Accrued expenses	$634	$656
Net operating losses	9,094	7,866
Capital loss carryforward	1,576	1,576
Other	130	114
Subtotal	11,434	10,212
Valuation allowance	(1,576)	(1,576)
Total deferred tax assets	9,858	8,636

Deferred tax liabilities:
Property and equipment	2,514	2,284
Other	32	22
Total deferred tax liabilities	2,546	2,306

Net deferred tax asset	$7,312	$6,330

Net current deferred tax asset	$209	$295
Net non-current deferred tax asset	7,103	6,035
Net deferred tax asset	$7,312	$6,330

IC Holdings Colorado, Inc. and Colorado Central Station have federal and state net operating losses of approximately $23,884 and $24,418, respectively, as of January 27, 2008 and $20,651 and $21,210, respectively, as of April 29, 2007. These carryforwards expire between 2025 and 2029, and can only be utilized to offset income of IC Holdings Colorado, Inc. and Colorado Central Station. No valuation allowance has been established for these assets, as the Company believes that it is more likely than not that the losses will be utilized before their applicable expiration.

IC Holdings Colorado, Inc. and Colorado Central Station have a capital loss carryforward of approximately $4,146 relating to the sale of Colorado Grande. This carryforward expires in 2011 and can only be utilized to offset capital gain income of IC Holdings Colorado, Inc. and Colorado Central Station. A $1,576 valuation allowance has been established against this asset, as the Company does not believe it will recognize the capital gain prior to expiration of the carryforward period.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statements of Income
(Dollars in thousands)

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of January 27, 2008, the Company is not subject to examination of its U.S. federal income tax returns filed for tax years prior to 2004, due to statute expirations and settlements. The tax returns for subsequent years are also subject to examination.

8. Employee Benefit Plans

401(k) Plan - The Company participates in a 401(k) plan sponsored by Isle of Capri Casinos, Inc., covering substantially all of its employees. The Company’s contribution expense related to this plan was $195, $150 and $280 for the nine months ended January 27, 2008 and in fiscal 2007 and 2006, respectively. The Company’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

9. Related Party Transactions

Insurance - The Isle of Capri Casinos, Inc. and its subsidiaries, including the Company, have established a captive insurance company, Capri Insurance Company (“the Captive”). The Captive underwrites the self-insured portion of the workers’ compensation and general liability claims and charges an annual insurance premium to the Company for first layer claims exposure up to the $300 and $1,000 stop-loss amounts, respectively for workers’ compensation and general liability. The Company paid the Captive $1,944, $2,034 and $1,851 related to premiums for the nine months ended January 27, 2008, fiscal 2007 and 2006, respectively.

Management Agreement - The Company has a management agreement with Isle of Capri Casinos, Inc. Under the agreement, Isle of Capri Casinos, Inc. provides certain management services to the casinos of the Company in exchange for a fee. The management fee is equal to 2% of revenues, as defined, plus 10% of operating income, but not to exceed 4% of revenues, as defined. The Company expensed management fees of $5,199, $6,817, and $7,439 for the nine months ended January 27, 2008 and in fiscal 2007 and 2006, respectively.

Sale of Discontinued Operation - During fiscal 2005, the Company and Colorado Grande executed a Stock Purchase Agreement with a subsidiary of Nevada Gold & Casinos, Inc. to sell all outstanding shares of the common stock of Colorado Grande, a wholly-owned subsidiary of the Company operating a casino in Cripple Creek, Colorado, to a subsidiary of Nevada Gold & Casinos, Inc., a related party. The aggregate estimated sales price agreed to was $6,500 payable: $600 in cash upon closing and $5,900 promissory note secured by the stock of Colorado Grande and Nevada Gold & Casinos, Inc.’s future membership distributions from the Company until the note has been fully repaid. During fiscal 2008, the note receivable was repaid in full with proceeds from member distributions.

During fiscal 2006, the estimated sales price was decreased by $216 for a working capital adjustment as defined by the Sales Agreement. This decrease was reflected as a loss from discontinued operations in the fiscal 2006 consolidated statements of income.

10. Commitments and Contingencies

Future Minimum Lease Payments - Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at January 27, 2008:

Isle of Capri Black Hawk, L.L.C.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands)

For the Nine Months Ending January 27, 2008
2009	$2,578
2010	2,484
2011	2,504
2012	2,560
2013	2,619
Thereafter	132,874
Total minimum lease payments	$145,619

Total rent expense was $3,298, including contingent rentals of $0, in the nine months ended January 27, 2008; $4,760, including contingent rentals of $48, in fiscal 2007; and $4,213, including contingent rentals of $21, in fiscal 2006.

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

Certain Risks and Uncertainties - The Company’s operations are dependent on the continued licensing or qualification of the Company. Such licensing and qualification is reviewed periodically by the gaming authorities in the State of Colorado.

The Company receives a significant amount of its revenue from patrons within 100 miles of the properties. If economic conditions in these areas were to decline materially or additional casino licenses were awarded in these locations, the Company’s results of operations could be materially affected.

Guaranty - The Company and certain other wholly owned subsidiaries of the Isle of Capri Casinos, Inc. are joint and several guarantors on the $500,000 7.0% Senior Subordinated Notes, and a $1,350,000 Senior Secured Credit Facility. Substantially all of the assets of the Company are pledged as collateral under the terms of the 7% Senior Subordinated Notes and the $1,350,000 Senior Secured Credit Facility.

11. Litigation

The Company is subject to certain claims and lawsuits that have been filed in the normal course of business. Management does not believe these pending claims and litigation will have a material effect on the consolidated cash flows, financial position, or operations of the Company.

12. Subsequent Events

On January 28, 2008, the Company and the Isle of Capri Casinos, Inc. entered into a promissory note related to approximately $191,560 of funds advanced to repay and cancel existing long-term debt. The promissory note bears interest, payable monthly, at the fixed rate of 7% per annum, and the entire principal balance is due on January 28, 2018.

Also on January 28, 2008, the Company fully repaid and cancelled the 2005 Second Amended and Restated Credit Agreement (“Credit Agreement”) with funding provided by Isle of Capri Casinos, Inc. As a result of canceling the Credit Agreement, the Company expensed the remaining deferred financing costs of $1,615 as loss on extinguishment of debt at the time of the extinguishment. The Credit Agreement had provided for a revolving credit facility of up to $50,000 and a term loan of $190,000 which was secured by liens on the Company’s assets.

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

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

May 4, 2007
Melville, NY

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,672,084
Restricted cash	2,780,805
Accounts receivable, net of allowance for doubtful
accounts of $103,661	955,414
Inventories	173,735
Prepaid expenses and other current assets	1,286,867

Total Current Assets		$8,868,905

PROPERTY AND EQUIPMENT, net		72,411,903

OTHER ASSETS
Intangible assets	20,855,661
Deferred finance costs, net	1,122,923

Total Other Assets		12,304,906

TOTAL ASSETS		$103,259,392

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Notes payable	$16,008,080
Notes payable – related party	4,550,000
Accounts payable and accrued expenses	7,012,813
Accrued gaming liability	638,625
Capital leases	50,173
Other current liabilities	496,225

Total Current Liabilities		$28,755,916

OTHER LIABILITIES
Notes payable	51,300,000
Deferred income taxes	10,415,018
Capital leases, less current portion	346,503
Other long-term liabilities	45,859

Total Other Liabilities		62,107,380

TOTAL LIABILITIES		90,863,296

MINORITY INTEREST		91,190

COMMITMENTS AND CONTINGENCIES

EQUITY		12,304,096

TOTAL LIABILITIES AND EQUITY		$103,259,392

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

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS, Continued

For the Year Ended December 31, 2006

CASH FLOWS FROM FINANCING ACTIVITIES
Members' contributions	$16,775,020
Payment of deferred finance costs	(1,904,296)
Proceeds from note payable, related party	4,322,539
Proceeds from the issuance of notes payable	42,407,015
Repayment of notes payable	(469,554)

NET CASH PROVIDED BY FINANCING ACTIVITIES		$61,130,724

NET INCREASE IN CASH AND CASH EQUIVALENTS		3,600,298

CASH AND CASH EQUIVALENTS – Beginning		71,786

CASH AND CASH EQUIVALENTS – Ending		$3,672,084

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (net of capitalized interest of $748,482)		$3,972,984

Non-cash investing and financing activities:
Fair value of assets acquired	$60,512,286
Liabilities assumed	(45,070,945)
Less: cash paid prior year	(5,848,536)
Less: cash acquired	(201,841)

NET CASH PAID		$9,390,964

Capital lease obligations		$397,000

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies, continued

New Accounting Pronouncements, continued

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for the Company on January 1, 2007 and is to be applied to all open tax years as of the date of effectiveness. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company is in the process of evaluating the impact of the application of the interpretation to its consolidated financial statements and is currently not yet in a position to determine such effects.

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

In accordance with the purchase agreement, the Company may pay up to an additional $2,350,000 as additional purchase price which are contingent upon revenues generated by the VGMs at Vernon Downs in the first 24 months of operations. This represents the maximum amount payable to All Vernon Acquisition, LLC. A liability for this contingency has not been recorded in the Company’s consolidated financial statements as the outcome of this contingency cannot be reasonably determined.

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Acquisitions, continued

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

NOTE 4 - Consolidation of Variable Interest Entities

NG-TD and NG-VD, New York Corporations and wholly owned subsidiaries of Nevada Gold, were formed to hold the New York State harness horse racing licenses for Tioga Downs and Vernon Downs, respectively as well as manage those properties for the Company. The Company evaluated whether NG-TD and NG-VD should be treated as variable interest entities (“VIEs”) subject to consolidation during the applicable reporting period under FIN 46(R).  The Company determined that it is the primary beneficiary of NG-TD and NG-VD. Therefore NG-TD and NG-VD will be treated as VIEs and will be consolidated in the Company’s financial statements for the year ended December 31, 2006 for the following reason:

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

AMERICAN RACING AND ENTERTAINMENT, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Income Taxes, continued

The components of deferred tax assets and liabilities consisted of the following at December 31, 2006:

Deferred Tax Assets:
Bad debt reserve	$40,607
Net operating loss and other carryforwards	5,493,334
Pre-opening and start-up expenses	2,357,858
Valuation allowance	(1,506,000)

Deferred Tax Assets	6,385,799

Deferred Tax Liabilities:
Gaming and racing licenses	(8,133,708)
Depreciation and amortization	(8,667,109)

Deferred Tax Liabilities	(16,800,817)

Total Net Deferred Tax Liabilities	$(10,415,018)

The difference between the statutory rate and the effective rate is determined as follows:

Tax provision at Federal statutory rate	(34.00)%
State income taxes net of Federal benefit	(4.99)
Valuation allowance	16.07
Effect of LLC losses taxed directly to members	11.34
Other	.08

Total Rate	(11.50)%

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