Form 10-Q
period 2008-07-31
NEVADA GOLD & CASINOS INC
filed 2008-09-09
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended July 31, 2008

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,939,130 as of August 22, 2008.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of the Company, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended April 27, 2008 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	July 31,	April 27,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,800,873	$1,396,313
Restricted cash	13,000,000	13,014,000
Accounts receivable	10,048	2,313,593
Accounts receivable - affiliates	46,903	57,359
Prepaid expenses	291,067	369,025
Notes receivable, current portion	1,100,000	1,100,000
Assets held for sale	4,601,104	--
Other current assets	62,683	54,446
Total current assets	21,912,678	18,304,736

Investments in unconsolidated affiliates	151,396	154,969
Investments in development projects	2,548,005	2,407,562
Investments in development projects held for sale	3,437,932	3,437,932
Notes receivable, net of current portion	--	1,100,000
Notes receivable - affiliates, net of current portion	--	3,521,066
Notes receivable - development projects, net of current portion and allowances	16,510,200	16,510,200
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation
of $1,965,285 and $1,808,883 at July 31, 2008 and
April 27, 2008, respectively	1,253,772	1,327,275
Deferred tax asset	2,390,415	1,885,726
Other assets	6,004,731	6,780,317
Total assets	$59,672,047	$60,892,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$808,859	$1,097,277
Accrued interest payable	-	115,027
Other accrued liabilities	131,922	203,071
Taxes payable	3,911,475	3,911,475
Total current liabilities	4,852,256	5,326,850

Long-term debt, net of current portion	15,550,000	15,550,000
Other liabilities	53,634	56,505
Total liabilities	20,455,890	20,933,355

Commitments and contingencies	--	--

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000
shares authorized; 13,935,330 shares issued and
12,939,130 shares outstanding at July 31, 2008
and April 27, 2008, respectively	1,672,240	1,672,240
Additional paid-in capital	19,175,621	19,092,706
Retained earnings	28,575,786	29,401,890
Treasury stock, 996,200 shares at July 31, 2008 and
April 27, 2008, respectively, at cost	(10,216,950)	(10,216,950)
Accumulated other comprehensive income	9,460	9,460
Total stockholders' equity	39,216,157	39,959,346
Total liabilities and stockholders' equity	$59,672,047	$60,892,701

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	July 31,	July 29,
	2008	2007
Revenues:
Casino	$1,556,953	$1,893,241
Food and beverage	446,725	412,195
Management fees	-	40,174
Other	13,873	34,251
Gross revenues	2,017,551	2,379,861
Less promotional allowances	(397,795)	(399,484)
Net revenues	1,619,756	1,980,377

Expenses:
Casino	518,055	483,444
Food and beverage	210,142	194,883
Marketing and administrative	668,817	701,170
Facility	98,330	93,986
Corporate expense	1,237,334	1,250,304
Legal expense	51,724	121,257
Depreciation and amortization	164,595	202,413
Impairment of unconsolidated affiliate	-	100,000
Other	33,115	6,016
Total operating expenses	2,982,112	3,153,473
Operating loss	(1,362,356)	(1,173,096)

Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	(3,572)	1,189,889
Loss on sale of assets	(6,040)	-
Gain on settlement of development project	-	14,500
Gain on sale of unconsolidated affiliate	-	1,296,423
Interest income	479,207	526,999
Interest expense	(406,393)	(1,106,943)
Amortization of loan issue costs	(31,639)	(167,370)
Income (loss) before income tax (expense) benefit	(1,330,793)	580,402
Income tax (expense) benefit	504,689	(37,916)
Net income (loss)	$(826,104)	$542,486

Per share information:
Net income (loss) per common share - basic	$(0.06)	$0.04
Net income (loss) per common share - diluted	$(0.06)	$0.04

Basic weighted average number of shares outstanding	12,939,130	12,939,130
Diluted weighted average number of shares outstanding	12,939,130	12,939,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	July 31,	July 29,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(826,104)	$542,486
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	164,595	202,413
Impairment of unconsolidated affiliate	-	100,000
Stock-based compensation	82,915	45,728
Amortization of deferred loan issuance costs	31,639	167,370
Distributions from unconsolidated affiliates	-	960,000
(Earnings) loss from unconsolidated affiliates	3,572	(1,189,889)
Loss on sale of assets	6,040	-
Gain on sale of unconsolidated affiliate	-	(1,296,423)
Deferred income tax benefit	(504,689)	-
Changes in operating assets and liabilities:
Receivables and other assets	2,047,632	(718,013)
Accounts payable and accrued liabilities	(538,645)	(132,670)
Net cash provided by (used in) operating activities	466,955	(1,318,998)
Cash flows from investing activities:
Capitalized development costs	(140,442)	(67,000)
Collections on notes receivable	1,100,000	-
Advances on development projects held for sale	-	(3,979)
Purchase of property and equipment	(33,081)	(106,864)
Proceeds from the sale of an unconsolidated affiliate	-	2,210,073
Maturity of restricted cash	14,000	1,050,000
Net cash provided by investing activities	940,477	3,082,230
Cash flows from financing activities:
Payments on capital lease	(2,872)	-
Repayment on term loans	-	(1,237,844)
Repayments on credit facilities, net	-	(2,150,000)
Deferred loan issuance costs	-	(225,000)
Net cash used in financing activities	(2,872)	(3,612,844)

Net increase (decrease) in cash and cash equivalents	1,404,560	(1,849,612)
Cash and cash equivalents at beginning of period	1,396,313	2,803,560
Cash and cash equivalents at end of period	$2,800,873	$953,948

Supplemental cash flow information:
Cash paid for interest	$519,753	$1,200,616
Income tax payments	$-	$37,916

Non-cash investing and financing activities:
Indemnification of guaranty liability	$-	$4,610,000
Reclass of other asset to assets held for sale	$4,601,104	$-
Issuance of stock options in settlement of severance obligation	$-	$199,587
Issuance of note receivable to purchasers of unconsolidated affiliate	$-	$2,200,000
Non-cash purchase of property and equipment	$64,050	$-
Unrealized gain on marketable securities	$-	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.	Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at July 31, 2008 and April 27, 2008, Consolidated Statements of Operations for the three months ended July 31, 2008 and July 29, 2007, and Consolidated Statements of Cash Flows for the three months ended July 31, 2008 and July 29 2007. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 27, 2008 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2008 are not necessarily indicative of the results expected for the full year.

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

Fiscal Year-End

On April 28, 2008, we changed our fiscal year to end on April 30th rather than the last Sunday in April. As a result, fiscal year 2009 began on April 28, 2008 and will end April 30, 2009. We believe this fiscal year creates more comparability to other companies in the casino industry. Fiscal year 2008 commenced on April 29, 2007 and ended on April 27, 2008. We believe that the three months ended July 31, 2008 and July 29, 2007 provide a meaningful comparison. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends. References in this discussion to the first quarter 2009 represent the three months ended July 31, 2008. References to the first quarter 2008 represent the three months ended July 29, 2007.

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

	Three Months Ended
	July 31, 2008	July 29, 2007
Food and beverage	$168,154	$161,380
Other	1,497	1,316
Total cost of complimentary services	$169,651	$162,696

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies other accounting pronouncements that require or permit fair value measurements. The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009), and interim periods within those years. The Company has assessed the effect of the implementation of this pronouncement on the financial statements and concluded that application of SFAS No. 157 does not materially change current practice.

Fair Value Option for Financial Assets and Liabilities

 In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009). The Company has assessed the effect of implementation of this pronouncement on its financial statements and concluded that application of SFAS No. 159 does not materially change current practice.

New Accounting Pronouncements Issued But Not Yet Adopted

As of July 31, 2008, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008. The Company will assess the effect of the implementation of this pronouncement on the financial statements if a future acquisition occurs, but at this time, no material effect is expected.

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

Note 3.	Restricted Cash

During the three months ended July 31, 2008, we maintained a $13,000,000 Project Fund for future acquisitions. We pledged a $14,000 Certificate of Deposit to secure an equivalent line of credit we issued to our Landlord related to our office lease. The letter of credit matured on March 15, 2008 and the certificate of deposit matured May 15, 2008 and was released to us at maturity.

Note 4.	Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investee is a gaming development affiliate. Additionally, we had one equity method investee engaged in the operation of a restaurant franchise. As of July 31, 2008, the amount of unconsolidated accumulated deficits which represent losses from our unconsolidated affiliates is approximately $1.8 million. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

	Net Ownership				Equity in Earnings (Loss)
	Interest		Investment		Three Months Ended
	July 31,	April 27,	July 31,	April 27,	July 31,	July 29,
Unconsolidated affiliates:	2008	2008	2008	2008	2008	2007
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	--	--	$--	$--	$--	$1,928,059
American Racing and Entertainment, LLC (2)	--	--	--	--	--	(840,367)
Buena Vista Development Company, LLC (3)	40	40	151,396	154,969	(3,572)	(5,106)
Sunrise Land and Mineral Corporation (4)	--	--	--	--	--	107,303
Restaurant Connections International, Inc. (5)	56	34	--	--	--	--
Total investments in unconsolidated affiliates			$151,396	$154,969
Total earnings (loss) from unconsolidated affiliates					$(3,572)	$1,189,889

(1)	Separate financial statements for this entity are included herein.
(2)	Represents our equity investment in a racing and gaming development project. On June 14, 2007 we sold our membership to two of our partners.
(3)	This is an investment in a gaming development project.
(4)	This asset was sold as of January 8, 2008.
(5)	Investment in RCI was reduced to zero in fiscal year 2000. We increased our ownership from 34% to 56% effective May 16, 2008. The primary asset owned by RCI was sold on July 31, 2008. See Note 6.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:
	Net Ownership		Capitalized Development Costs
	Interest		Investment
	July 31,	April 27,	July 31,	April 27,
Development Projects:	2008	2008	2008	2008
	(Percent)

Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,437,932
Nevada Gold Vicksburg, LLC (2)	100	100	2,314,342	2,191,899
Other (3)			233,663	215,663
Total investments– development projects			$5,985,937	$5,845,494

(1)	Acquisition and development costs incurred for 270 acres of real property in the vicinity of Black Hawk, Colorado.
(2)	Deposit and acquisition costs related to acquisition of Horizon Casino/Hotel in Vicksburg, Mississippi.
(3)	Development cost incurred for other development projects.

Isle of Capri - Black Hawk, L.L.C.

As of January 27, 2008, we sold our 43% interest in this equity investee and no longer have an ownership interest in the Isle of Capri Black Hawk, L.L.C. (“IC-BH”). We sold our ownership interest to our partner Isle of Capri Casinos, Inc. (“Isle”). Isle is now 100% operating owner. The separate IC-BH consolidated balance sheets as of July 29, 2007 and consolidated statement of income for the three months ended July 29, 2007 are as follows:

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheet
(unaudited)

July 29,
2007
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$15,177
Accounts receivable – trade, net	421
Accounts receivable - member	-
Deferred income tax asset	317
Inventories	1,184
Note receivable - member	338
Prepaid expenses and other	4,414
Total current assets	21,851

Property and equipment, net	231,631
Deferred financing costs, net of accumulated amortization	1,825
Deferred income taxes asset	8,319
Goodwill and other intangible assets	26,865
Prepaid deposits and other	641
Total assets	$291,132

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,033
Accounts payable – trade	2,413
Accounts payable - related	3,737
Accrued liabilities:
Interest	1,956
Payroll and related expenses	4,131
Property, gaming and other taxes	4,161
Progressive jackpot and slot club awards	2,426
Other	383
Total current liabilities	21,240

Long-term liabilities:
Long-term debt, less current maturities	201,390
Deferred income tax liability	2,284
Other long-term liabilities	973
Total long-term liabilities	204,647
Total liabilities	225,887
Members’ equity	65,245
Total liabilities and members' equity	$291,132

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statement of Income
(unaudited)

Three Months Ended
July 29,
2007
Revenues	(in thousands)
Casino	$42,206
Rooms	2,496
Food, beverage and other	4,463
Gross revenues	49,165
Less promotional allowances	(9,946)
Net revenues	39,219

Operating expenses
Casino	5,455
Gaming taxes	8,162
Rooms	553
Food, beverage and other	842
Facilities	1,832
Marketing and administrative	8,475
Management fees	1,853
Depreciation and amortization	3,971
Total operating expenses	31,143

Operating income	8,076
Interest expense, net	(3,676)
Other income	--
Income before income taxes	4,400
Income tax benefit	82
Net income	$4,482

American Racing and Entertainment, L.L.C.

On June 14, 2007, we sold our 15.67% membership interest in American Racing to our partners, Southern Tier Acquisition II LLC (“Southern Tier”) and Oneida Entertainment, LLC (“Oneida”). We will receive three payments totaling $4.3 million for our membership interest: $2.1 million cash was received upon closing, $1.1 million was received in June 2008 and $1.1 million is due in June 2009. The notes bear interest of 5% per annum. The transaction also included the July 12, 2007 release of a certificate of deposit of approximately $1.1 million pledged by us on behalf of American Racing.

Summarized financial information for the period from April 1, 2007 to June 14, 2007 for American Racing and Entertainment, LLC is presented below:

For the Period April 1, 2007
to June 14, 2007
Gross Revenue	$18,497,243
Total Expenses	21,852,185
Minority Interest	(212,625)
Net loss	$(3,142,317)

Note 5.	Notes Receivable

Notes Receivable

Southern Tier Acquisition, LLC and Oneida Entertainment, LLC

On June 14, 2007, we sold our membership interest of American Racing to two of our former partners, Southern Tier and Oneida . At July 31, 2008, we have notes receivable from Southern Tier and Oneida which total $1,100,000. The notes bear interest of 5% per annum. Principal payments of $1,100,000 were received in June, 2008 and the remaining principle is due June 14, 2009. Unpaid interest is payable in full on June 14, 2009.

Notes Receivable - Development Projects

At July 31, 2008, we had notes receivable of $16.5 million related to the development of gaming/entertainment projects. Through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we own a 40% interest in Buena Vista Development and have a $14.8 million note receivable from Buena Vista Development. This note bears interest at a rate of prime plus 1%.

On a quarterly basis, we review each of our notes receivable to evaluate whether collection is still probable. In our analysis, we review the economic feasibility and the current financial, legislative, and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During the third quarter of fiscal 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we established a $1.5 million valuation allowance in regards to Big City Capital notes receivable and wrote off the accrued interest. Nine hundred thousand dollars ($900,000) of the Big City Capital notes are guaranteed by an individual independent of us.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Note 6.	Assets Held for Sale

Clay County Holdings, Inc. and Service Interactive, Inc.

On May 12. 2008, the Company entered into a settlement agreement with Clay County Holdings, Inc. (“CCH”), Service Interactive, Inc. (“SI”) and Restaurant Connections, International (“RCI”). The settlement agreement terminated CCH and SI’s respective debts to the Company, which combined totaled approximately $4.6 million, and dismissed our collection lawsuits against CCH and SI in the District Courts of Harris County, Texas. In exchange, RCI issued a promissory note in the amount equal to the combined principal and interest owed to the Company by CCH and SI, CCH cancelled the promissory note from RCI in the amount of $4 million and RCI issued a new note to CCH in amount of $57,000. In addition, the Company increased its ownership in RCI from 34% to 56% and appointed a majority of the Board of Directors. On July 31, 2008, RCI sold its principle asset, International Restaurant of Brazil, for $5.5 million. On August 12, 2008, the Company received $4.7 million from RCI as payment in full of the outstanding note and accrued interest. Remaining RCI assets are immaterial and therefore have not been consolidated as of July 31, 2008.

Note 7.	Long-Term Debt

Our long-term financing obligations are as follows:

	July 31,	April 27,
	2008	2008

$15.55 million promissory note, 10% interest, maturing June 30, 2010	$15,550,000	$15,550,000
Less: current maturities	-	-
Total long-term financing obligations	$15,550,000	$15,550,000

The $15.55 million promissory note matures June 30, 2010. The interest rate on the note is fixed for the term at 10%.

Note 8.	Stock-Based Compensation

Adoption of SFAS 123(R)

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the three months ended July 31, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. For the three months ended July 31, 2008 we granted 5,000 stock options of which 1,666 immediately vested, 1,667 vest in one year with the remaining 1,667 vesting two years from issuance. Total share-based compensation expense included in our Consolidated Statements of Operations for the three months ended July 31, 2008 and July 29, 2007 are presented in the following table:

	Three Months Ended
	July 31, 2008	July 29, 2007

Stock options	$82,915	$45,728
Less: Related tax benefit	-	-
Total share-based compensation expense, net of tax	$82,915	$45,728

SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows.

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at July 31, 2008, 397,099 shares were available for grant. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

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

A summary of activity under the Company’s share-based payment plans for the three months ended July 31, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 27, 2008	1,334,000	$3.93
Granted	5,000	1.14
Exercised	-	-
Forfeited or expired	-	-

Outstanding at July 31, 2008	1,339,000	$3.89	3.9	$-

Exercisable at July 31, 2008	688,996	$5.93	3.5	$-

As of July 31, 2008, there was a total of $209,568 of unamortized compensation related to stock, which cost is expected to be recognized over a weighted-average period of 1.2 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

	Three Months Ended
	July 31, 2008	July 29, 2007

Expected volatility	87.8%	71.4%
Expected term	2.5	2.5
Expected dividend yield	-	-
Risk-free interest rate	2.35%	4.50%
Forfeiture rate	-	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Note 9.	Comprehensive Income

Comprehensive income (loss) consists of the following:

	Three Months Ended
	July 31, 2008	July 29, 2007
Net income (loss)	$(826,104)	$542,486
Other comprehensive income (loss)
Unrealized gain on securities
available for sale	-	2,000
Comprehensive income (loss)	$(826,104)	$544,486

Note 10.	Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Three Months Ended
	July 31,	July 29,
	2008	2007
Numerator:
Basic and Diluted:
Net income (loss) available to common stockholders	$(826,104)	$542,486

Denominator:
Basic weighted average number of common shares outstanding	12,939,130	12,939,130
Dilutive effect of common stock options and warrants	--	--
Diluted weighted average number of common shares outstanding	12,939,130	12,939,130

Earnings (loss) per share:
Net income (loss) per common share - basic	$(0.06)	$0.04
Net income (loss) per common share - diluted	$(0.06)	$0.04

For the three months ended July 31, 2008 and July 29, 2007, potential dilutive common shares issuable under options of 75,000 and 1,080,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

At July 31, 2008 and 2007, due to the current market value of the Company’s common stock, the Company had no common stock equivalents that were deemed to be dilutive thus the basic and diluted weighted average common stock outstanding are the same.

Note 11.	Segment Reporting

We operate in two major business segments (i) gaming and (ii) non-core. The gaming segment for the three months ended July 31, 2008 consists of Colorado Grande Casino and Buena Vista Development. For the three months ended July 29, 2007, the gaming segment also included IC-BH, Route 66, and American Racing.

Summarized financial information for our reportable segments is shown in the following table. The “non-core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended July 31, 2008
	Gaming	Non-Core	Totals

Net revenue	$1,619,756	$-	$1,619,756
Segment loss	(1,324,592)	(6,201)	(1,330,793)
Segment assets	32,077,791	3,701,864	35,779,655
Equity investment:
Buena Vista Development Company, L.L.C	151,396	--	151,396
Depreciation and amortization	163,114	1,481	164,595
Addition to property and equipment	97,131	--	97,131
Interest income, net	(41,175)	--	(41,175)
Income tax benefit	(502,337)	(2,352)	(504,689)
Loss from Buena Vista Development Company, L.L.C.	(3,572)	--	(3,572)

	As of and for the Three Months Ended July 29, 2007
	Gaming	Non-Core	Totals

Net revenue	$1,963,475	$16,902	$1,980,377
Segment income	529,087	51,315	580,402
Segment assets	60,703,804	5,112,227	65,816,031
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	23,274,084	--	23,274,084
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
Buena Vista Development Company, L.L.C	166,063	--	166,063
Sunrise Land and Mineral Corporation	--	407,793	407,793
Depreciation and amortization	200,116	2,297	202,413
Addition to property and equipment	106,864	--	106,864
Interest expense, net	747,314	--	747,314
Income tax expense	34,564	3,352	37,916
Earnings from Isle of Capri-Black Hawk, L.L.C.	1,928,059	--	1,928,059
Loss from Buena Vista Development Company, L.L.C.	(5,106)	--	(5,106)
Loss from American Racing and Entertainment, L.L.C.	(840,367)	--	(840,367)
Earnings from Sunrise Land and Mineral Corporation	--	107,303	107,303

Reconciliation of reportable segment assets to our consolidated totals is as follows:

July 31,
2008

Total assets for reportable segments	$35,779,655
Cash not allocated to segments	15,800,873
Notes receivable not allocated to segments	5,701,104
Other assets not allocated to segments	2,390,415
Total assets	$59,672,047

Note 12.	Other Assets

Other assets consist of the following at July 31, 2008 and April 27, 2008, respectively:

	July 31, 2008	April 27, 2008
Accrued interest receivable	$4,160,616	$4,904,564
Settlement Agreement	1,597,183	1,597,183
Deferred loan issue cost, net	246,932	278,570
Other assets	$6,004,731	$6,780,317

Note 13.	Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2009. Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021. On April 1, 2008, we extended the lease to January 2033 at a flat annual rate of $400,000 from February 2021 through January 2033.

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

The Company is not currently involved in any legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 27, 2008 filed on Form 10-K with the Securities and Exchange Commission.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 27, 2008 filed on Form 10-K with the Securities and Exchange Commission.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the state of Colorado. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH. In addition, we previously owned a 40% interest in American Racing, which developed racing facilities which offer harness racing and VLTs to its gaming customers in upstate New York. Our interest decreased to 15.67% due to lack of liquidity to meet certain cash call commitments. On June 14, 2007, we sold our membership interest in American Racing. On January 27, 2008 we sold our 43% equity investment in ICBH. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $1.6 million and $2.0 million for the three months ended July 31, 2008 and July 29, 2007, respectively.

When compared to the three months ended July 29, 2007, the three month period ended July 31, 2008 was impacted by the following items:

- Elimination of earnings in our unconsolidated affiliate, IC-BH;

- Elimination of losses in our unconsolidated affiliate, American Racing;

- Decreased earnings from the Colorado Grande Casino;

- Recording of a gain on settlement of development projects during the three months ended July 29, 2007; and

- Reduced corporate, legal and interest expenses.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2008 AND JULY 29, 2007

Net revenues. Net revenues decreased 18.2%, or $360,000, for the three month period ended July 31, 2008 compared to the period ended July 29, 2007. The Company had no management fees from American Racing compared to $40,000 during the three months ended July 29, 2007, and net revenues from the Colorado Grande decreased approximately $320,000 due to Colorado implementing a smoking ban effective January 1, 2008. Our promotional allowances remained flat for the three month period ended July 31, 2008 compared to the period ended July 29, 2007.

Total operating expenses. Total operating expenses decreased 5.4% or $171,000, for the three month period ended July 31, 2008 compared to the period ended July 29, 2007. Of the decrease, $69,500 is the result of lower legal costs related to litigation, $13,000 lower corporate expense due to our initiatives to reduce staffing and expenses related to non-core business, decreased depreciation expenses of $38,000 due to the November 2007 abandonment of leasehold improvements from our prior corporate office location, recording a $100,000 impairment of unconsolidated affiliates in the prior year, all offset by $22,000 net additional expenses to operate the Colorado Grande Casino and $27,000 increase of other corporate expenses.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates decreased 100%, or $1.2 million, for the three month period ended July 31, 2008 compared to the three month period ended July 29, 2007. The decrease is primarily due to the sales of our interest in IC-BH in January, 2008 and American Racing in June 2007. We currently only record equity in earnings from Buena Vista Development.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable and investments. Interest expense decreased 63.3%, or $701,000, for the three month period ended July 31, 2008 compared to the three month period ended July 29, 2007. The decrease is primarily due to a significantly lower weighted average debt balance. Interest income decreased 9.1%, or $47,800, for the three month period ended July 31, 2008 compared to the three month period ended July 29, 2007. The decrease is primarily due to our decision to write off the note to LaJolla Development as of the end of fiscal 2008. Amortization of loan issue cost was $31,639 and $167,370 for the three month periods ended July 31, 2008 and July 29, 2007, respectively.

Net income (loss). Net income (loss) was ($826,100) and $542,500 for the three month periods ended July 31, 2008 and July 29, 2007, respectively. The decrease of $1.4 million is primarily related to the $1.2 decrease in earnings from unconsolidated affiliates and the $1.3 million gain on the sale of American Racing recorded during the three months ended July 29, 2007, offset by reduced interest expense of $0.7 million and recording a $0.5 million tax benefit. The effective tax rate for the three month periods ended July 31, 2008 and July 29, 2007 was a benefit of (37.9%) and an expense of 6.5%, respectively. The decrease in the effective tax rate is due to our pretax loss for the three months ended July 31, 2008.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three month periods ended July 31, 2008 and July 29, 2007:

	July 31,	July 29,
	2008	2007
Net cash provided by (used in):
Operating activities	$466,955	$(1,318,998)
Investing activities	940,477	3,082,230
Financing activities	(2,872)	(3,612,844)

Operating activities. Net cash provided by operating activities during the three month period ended July 31, 2008 increased to $0.5 million compared to net cash used of $1.3 million during the three month period ended July 29, 2007. The $1.8 million increase in cash flow is mainly due to collection of $2.3 million of notes receivable from Route 66 offset by a reduction of $290,000 in accounts payable and accrued liabilities.

Investing activities. Net cash provided by investing activities during the three month period ended July 31, 2008 decreased to $0.9 million compared to net cash provided of $3.1 million for the three month period ended July 29, 2007. The decrease of funds provided is primarily due to our prior year receipts of $2.1 million from the sale of American Racing and the maturity of a $1.1 million certificate of deposit pledged to a bank for American Racing offset by our collection of $1.1 million of notes receivable related to our sale of American Racing in June 2007.

Financing activities. We incurred no new debt or paid off any existing debt during the three months ended July 31, 2008. The Company did not make any loans to affiliates during the three months ended July 31, 2008. The $3.6 million decrease is due to prior year repayment of $2.2 million of our credit facility and $1.2 million of term loans and payment of $0.2 million of deferred loan issuance costs.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- disposition of non-gaming related assets;
- debt service requirements;
- capital requirements related to future acquisitions;
- obtaining funds via long-term debt instruments
- working capital requirements, and
- raising capital through equity offerings.

At July 31, 2008, outstanding indebtedness was $15.6 million which is not due until June 30, 2010. Historically, tax distributions from IC-BH, distributions from Dry Creek Casino, L.L.C. of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. We no longer receive cash flow from these sources. In addition to cash flow expected to be generated from the Colorado Grande Casino, we will continue to sell non-core assets until cash flow is generated from future acquisitions and management contracts.

On June 14, 2007, we sold our membership interest in American Racing and Entertainment. We received $2.1 million in cash and two notes for $1.1 million each. The notes bear interest of 5% per annum and are due on June 14, 2008 and 2009, respectively. In June 2007, we used the proceeds from the sale of American Racing to repay $2.2 million of our previously held $55 million Credit Facility (“Credit Facility”). In addition to the cash received from the sale of American Racing, certificates of deposit of approximately $1.1 million pledged as collateral for a bank line of credit for American Racing was released to us on July 13, 2007. We used $950,000 of the certificates of deposit proceeds to pay down the Credit Facility. On June 26, 2007, we drew down $1.0 million from the Credit Facility. In addition, in conjunction with the sale agreement we were indemnified by the purchasers in connection with the guarantees of approximately $11 million of debt or any other obligations of American Racing. On March 31, 2008, the $11 million debt was refinanced and the Company was released from being a guarantor. On June 14, 2008, we received a $1.1 million payment on these notes.

We have continued to examine our corporate overhead. As a result, we have implemented several cost saving measures that have saved approximately $2.5 million of general and administrative expenses annually. These measures included the elimination of several senior level positions and a number of corporate staff positions which resulted in over a 50% reduction in our corporate full time equivalent number of staff and, elimination or reduction of several consulting contracts. These cost savings have continued during fiscal year 2009. A $1.1 million severance expense associated with the reduction of corporate positions is reflected in fiscal year 2007.

On January 27, 2008, we sold our ownership interest in IC-BH to our partner for $64.6 million in cash. On the same date we repaid $38.8 million of the Credit Facility. In addition, from proceeds of the sale, a $13.0 million Project Fund was established and a $2.0 million deposit was escrowed in regards to our pending acquisition of the Vicksburg Horizon Casino and Hotel in Vicksburg, Mississippi. The remaining funds were made available to pay transaction fees, income taxes and fund our continuing operations.

We are currently having discussions with various interested parties to dispose of our non-gaming related assets. We have listed the 270 acres in Black Hawk, CO with a real estate broker. Our plan is to divest of this asset and use the proceeds to pay operating expenses or debt or, reinvest the funds into acquisition opportunities where we will have an equity position and long term management contracts.

On July 31, 2008, excluding restricted cash of $13.0 million, we had cash and cash equivalents of $2.8 million. The restricted cash is the Project Fund referred to above.

Our Consolidated Financial Statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting our non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, if we are unable to repay or refinance our long-term debt due on June 30, 2010 and, if we are unable to acquire operations that generate positive cash flow, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt or selling core assets of the Company.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity price and equity prices. Our primary exposure to market risk is credit risk concentrations. We do not believe we are subject to material interest risk.

Our promissory note is a fixed interest rate instrument.

Item 4.	Controls and Procedures

As described in more detail in our Form 10-K filed on July 28, 2008, we identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in connection with our preparation of our tax provision and related disclosures. As a result of this material weakness, as of April 27, 2008, our disclosure controls and procedures were not effective. We have taken steps to improve the effectiveness of our disclosure controls and procedures in an effort to rectify the weakness by the end of the quarter ended July 31, 2008. As a part of our fiscal year end closing procedures, we plan to have a review performed by an external firm to evaluate the effectiveness of our disclosure controls and procedures. Until such time, our Chief Executive Officer and Chief Financial Officer have continued the previous conclusion that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We have outlined a number of initiatives, as discussed below, that we believe will remediate this material weakness in fiscal year 2009.

-	performance of a more in-depth and comprehensive review of the tax provision computation, and
-	engagement of outside advisors to assist in the preparation of and or review of our tax provision and related disclosures.

There have not been any changes in our internal control over financial reporting during the three months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By: /s/ James J. Kohn
James J. Kohn, Chief Financial Officer

Date: September 9, 2008

INDEX TO EXHIBITS
Exhibit No.	Document

2.1
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C.(filed previously as Exhibit 2.1 of to the Company’s Form 8-K, filed April 29, 2005)

2.2
Purchase and Sale Agreement among Nevada Gold & Casinos, Inc. Nevada Gold NY, Inc., Southern Tier Acquisition, LLC and Oneida Entertainment LLC (filed previously as Exhibit 10.1 to Form 8-K filed June 21, 2007)

2.3
Unit Purchase Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd., Casino America of Colorado, Inc. and Isle of Capri Casinos, Inc. dated November 13, 2007 (filed previously as Exhibit 10.5 to Form 8-K filed November 13, 2007)

2.4	Agreement of Sale between Columbia Properties Vicksburg, LLC and Nevada Gold Vicksburg, LLC dated November 13, 2007 (filed previously as Exhibit 10.6 to Form 8-K filed November 13, 2007)

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001)

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to Form S-8 filed October 11, 2002.

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to Form 10-Q filed November 9, 2004)

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to Form 8-K filed October 17, 2007)

3.2A	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the Company’s Form 10-QSB filed August 14, 2002)

3.2B	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the Company’s Form 8-K filed July 27, 2007)

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A, file no. 333-79867)

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to Form S-8, file no. 333-126027)

10.1	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the Company’s form 10-QSB, filed February 14, 2002)

10.2	Investment Agreement dated April 21, 2005 by and among Casino Development & Management Company, LLC, Thomas C. Wilmot, Buena Vista Development Company, LLC and Nevada Gold BVR, L.L.C

10.3	Amended and Restated Operating Agreement dated April 21, 2005, by and between Casino Development & Management Company, LLC and Nevada Gold BVR, L.L.C.

10.4	Promissory Note dated May 4, 2005, in the amount of $14,810,200 executed by Buena Vista Development Company, LC as maker and payable to Nevada Gold BVR, L.L.C.

10.5(**)
Amended and Restated Credit Facility dated January 19, 2006 (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.15 to the Company's Form 8-K, filed January 25, 2006)

10.6(**)
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

10.7(**)
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

10.8(**)
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

10.9(**)
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

10.10(**)
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

10.11(**)
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

10.12
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated July 30, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed July 30, 2007)

10.13
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated October 12, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed October 15, 2007)

10.14
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated December 20, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed December 21, 2007)

10.15
Agreement Regarding Use of Proceeds of IC-BH Sale and Regarding Remaining Amount Due Under the Amended and Restated Credit Facility among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.1 to Form 8-K filed November 13, 2007)

10.16
Amendment to the January 2006 Security Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.2 to Form 8-K filed November 13, 2007)

10.17
Agreement Regarding Use of Proceeds from RCI/CCH Notes Receivable between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.3 to Form 8-K filed November 13, 2007)

10.18	Promissory Note issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.4 to Form 8-K filed November 13, 2007)

10.19	Agreement Regarding Loans effective March 1, 2008 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.1 to Form 8-K filed June 17, 2008)

10.20	Amended and Restated Security Agreement effective March 1, 2008 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.2 to Form 8-K filed June 17, 2008)

10.21
Schedule of Collateral, Notes, Security Interests and Ownership Interests effective March 1, 2008 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.3 to Form 8-K filed June 17, 2008)

10.22	Promissory Note issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers effective March 1, 2008 (filed previously as Exhibit 10.4 to Form 8-K filed June 17, 2008)

10.23A(+)	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.27 to Form 10-Q filed December 15, 2006)

10.23B(+)	Amendment to the Employment Agreement dated August 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to Form 8-K filed August 31, 2007)

10.23C(+)	Amendment to the Employment Agreement dated October 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to Form 8-K filed October 30, 2007)

10.23D(+)
Second Amendment to the Employment Agreement dated January 23, 2008 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to Form 8-K filed January 24, 2008)

10.24A(+)	Employment Agreement dated October 24, 2006 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to Form 10-Q filed March 9, 2007)

10.24B(+)(*)	First Amendment to the Employment Agreement dated April 14, 2008 by and between James J. Kohn and Nevada Gold & Casinos, Inc.

10.25A(+)	Employment Agreement dated , December 29, 2006 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to Form 10-Q filed March 9, 2007)

10.25B(+)(*)	First Amendment to the Employment Agreement dated April 14, 2008 by and between Ernest E. East and Nevada Gold & Casinos, Inc.

10.26(+)	Separation Agreement and Release between Nevada Gold & Casinos, Inc. and H. Thomas Winn (filed previously as Exhibit 10.1 to Form 8-K filed July 9, 2007)

10.27	Mutual Release between River Rock Entertainment Authority and Dry Creek Casino, LLC (filed previously as Exhibit 10.1 to Form 8-K filed March 5, 2007)

10.28
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