Form 10-Q
period 2008-10-31
NEVADA GOLD & CASINOS INC
filed 2008-12-10
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended October 31, 2008

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,939,130 as of December 1, 2008.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	October 31,	April 27,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,103,187	$1,396,313
Restricted cash	13,000,000	13,014,000
Accounts receivable	5,891	2,313,593
Accounts receivable - affiliates	46,044	57,359
Prepaid expenses	324,420	369,025
Notes receivable, current portion	1,100,000	1,100,000
Other current assets	1,083,592	54,446
Total current assets	20,663,134	18,304,736

Investments in unconsolidated affiliates	147,105	154,969
Investments in development projects	342,305	2,407,562
Investments in development projects held for sale	3,437,932	3,437,932
Notes receivable, net of current portion	--	1,100,000
Notes receivable - affiliates, net of current portion	--	3,521,066
Notes receivable - development projects, net of current
portion and allowances	16,510,200	16,510,200
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation
of $2,149,034 and $1,808,883 at October 31, 2008 and
April 27, 2008, respectively	1,139,930	1,327,275
Deferred tax asset	3,146,509	1,885,726
Other assets	6,084,682	6,780,317
Total assets	$56,934,715	$60,892,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$521,840	$1,097,277
Accrued interest payable	-	115,027
Other accrued liabilities	195,814	203,071
Taxes payable	2,976,475	3,911,475
Total current liabilities	3,694,129	5,326,850

Long-term debt, net of current portion	15,550,000	15,550,000
Other liabilities	50,675	56,505
Total liabilities	19,294,804	20,933,355

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000
shares authorized; 13,935,330 shares issued and
12,939,130 shares outstanding at October 31, 2008
and April 27, 2008, respectively	1,672,240	1,672,240
Additional paid-in capital	19,230,133	19,092,706
Retained earnings	26,954,488	29,401,890
Treasury stock, 996,200 shares at October 31, 2008 and
April 27, 2008, respectively, at cost	(10,216,950)	(10,216,950)
Accumulated other comprehensive income	-	9,460
Total stockholders' equity	37,639,911	39,959,346
Total liabilities and stockholders' equity	$56,934,715	$60,892,701

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 28,	October 31,	October 28,
	2008	2007	2008	2007
Revenues:
Casino	$1,437,662	$1,801,832	$2,994,615	$3,695,073
Food and beverage	406,552	416,816	853,277	829,011
Other	13,076	35,055	26,948	69,306
Management fee	-	-	-	40,174
Gross revenues	1,857,290	2,253,703	3,874,840	4,633,564
Less promotional allowances	(359,037)	(390,057)	(756,831)	(789,540)
Net revenues	1,498,253	1,863,646	3,118,009	3,844,024

Expenses:
Casino	468,456	476,641	986,510	960,185
Food and beverage	197,068	210,642	407,209	405,363
Marketing and administrative	690,339	798,898	1,359,157	1,500,068
Facility	86,723	89,635	185,053	183,621
Corporate expense	840,742	1,499,424	2,078,076	2,749,728
Legal expense	47,405	317,804	99,129	439,061
Depreciation and amortization	183,748	201,967	348,343	404,380
Impairment of unconsolidated affiliate	-	-	-	100,000
Write-off of project development cost	1,203,803	-	1,203,803	-
Other	19,112	18,244	52,228	24,323
Total operating expenses	3,737,396	3,613,255	6,719,508	6,766,729
Operating loss	(2,239,143)	(1,749,609)	(3,601,499)	(2,922,705)
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	(4,291)	1,953,578	(7,863)	3,143,468
Gain on sale of unconsolidated affiliate	-	-	-	1,296,423
Gain (loss) on sale of assets	(21,083)	18,986	(27,123)	18,986
Gain on settlement of development project	-	-	-	14,500
Interest income	312,859	504,362	792,065	1,031,361
Interest expense	(393,525)	(1,156,587)	(799,917)	(2,263,530)
Amortization of loan issue costs	(32,209)	(174,870)	(63,848)	(342,240)

Loss before income
tax (expense) benefit	(2,377,392)	(604,140)	(3,708,185)	(23,737)
Income tax (expense) benefit	756,094	-	1,260,783	(37,916)
Net loss	$(1,621,298)	$(604,140)	$(2,447,402)	$(61,653)

Per share information:
Net loss per common share - basic	$(0.13)	$(0.05)	$(0.19)	$(0.00)

Net loss per common share - diluted	$(0.13)	$(0.05)	$(0.19)	$(0.00)

Basic weighted average number of common shares
outstanding	12,939,130	12,939,130	12,939,130	12,939,130
Diluted weighted average number of common shares
outstanding	12,939,130	12,939,130	12,939,130	12,939,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	October 31,	October 28,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,447,402)	$(61,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348,343	404,380
Impairment of unconsolidated affiliate	-	100,000
Write-off of development project	1,203,803	-
Gain on settlement of development project	-	(14,500)
Stock-based compensation	137,427	225,037
Amortization of deferred loan issuance costs	63,848	342,240
Distributions from unconsolidated affiliates	3,917	1,702,000
Loss (earnings) from unconsolidated affiliates	7,863	(3,143,468)
Loss (gain) on sale of assets	27,123	(18,986)
Gain on sale of unconsolidated affiliate	-	(1,296,423)
Deferred income tax benefit	(1,260,783)	-
Changes in operating assets and liabilities:
Receivables and other assets	1,911,767	(1,202,288)
Accounts payable and accrued liabilities	(1,657,345)	919,286
Net cash used in operating activities	(1,661,439)	(2,044,375)
Cash flows from investing activities:
Capitalized development costs	(173,546)	(60,500)
Investment in unconsolidated affiliate	(25,000)	-
Collections on notes receivable	1,100,000	-
Proceeds from the sale of asset held for sale	4,601,104	-
Advances on development projects held for sale	-	(3,979)
Purchase of property and equipment	(142,415)	(119,513)
Proceeds from the sale of an unconsolidated affiliate	-	2,210,073
Proceeds from the sale of development project	-	500,000
Maturity of restricted cash	14,000	1,050,000
Net cash provided by investing activities	5,374,143	3,576,081
Cash flows from financing activities:
Payments on capital lease	(5,830)	-
Repayment on term loans	-	(1,875,694)
Repayments on credit facilities, net	-	(650,000)
Deferred loan issuance costs	-	(225,000)
Net cash used in financing activities	(5,830)	(2,750,694)

Net increase (decrease) in cash and cash equivalents	3,706,874	(1,218,988)
Cash and cash equivalents at beginning of period	1,396,313	2,803,560
Cash and cash equivalents at end of period	$5,103,187	$1,584,572
Supplemental cash flow information:
Cash paid for interest	$911,699	$1,610,866
Income tax payments	$935,000	$37,916

Non-cash investing and financing activities:
Indemnification of guaranty liability	$-	$4,610,000
Issuance of stock options in settlement of severance obligation	$-	$199,587
Issuance of note receivable to purchasers of unconsolidated affiliate	$-	$2,200,000
Non-cash purchase of property and equipment	$24,622	$-
Unrealized gain (loss) on marketable securities	$(9,460)	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at October 31, 2008 and April 27, 2008, Consolidated Statements of Operations for the three and six month periods ended October 31, 2008 and October 28, 2007, and Consolidated Statements of Cash Flows for the six month periods ended October 31, 2008 and October 28 2007. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 27, 2008 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2008 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net loss or stockholders’ equity.

Fiscal Year-End

On April 28, 2008, we changed our fiscal year to end on April 30th rather than the last Sunday in April. As a result, fiscal year 2009 began on April 28, 2008 and will end April 30, 2009. We believe this fiscal year creates more comparability to other companies in the casino industry. Fiscal year 2008 commenced on April 29, 2007 and ended on April 27, 2008. We believe that the three months ended October 31, 2008 and October 28, 2007 provide a meaningful comparison. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends. References in this discussion to the second quarter 2009 represent the three months ended October 31, 2008. References to the second quarter 2008 represent the three months ended October 28, 2007.

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

	Three Months Ended		Six Months Ended
	October 31, 2008	October 28, 2007	October 31, 2008	October 28, 2007
Food and beverage	$149,399	$155,324	$317,553	$316,867
Other	1,503	2,638	3,000	3,892
Total cost of complimentary services	$150,902	$157,962	$320,553	$320,759

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

New Accounting Pronouncements Issued But Not Yet Adopted

As of October 31, 2008, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.

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

Note 3. Restricted Cash

During the three and six months ended October 31, 2008, we maintained a $13,000,000 Project Fund for future acquisitions. We pledged a $14,000 Certificate of Deposit to secure an equivalent line of credit we issued to our Landlord related to our office lease. The letter of credit matured on March 15, 2008 and the certificate of deposit matured on May 15, 2008 and was released to us at maturity.

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

We hold investments in various unconsolidated affiliates which are accounted for using the equity method of accounting. Our principal equity method investee is a gaming development affiliate. Additionally, we had one equity method investee engaged in the operation of a restaurant franchise. As of October 31, 2008, the amount of unconsolidated accumulated deficits which represent losses from our unconsolidated affiliates is approximately $0.2 million. Our net ownership interest, investments in and earnings from our unconsolidated affiliates are as follows:

					Equity in Earnings (Loss)		Equity in Earnings (Loss)
	Net Ownership Interest		Investment		Three Months Ended		Six Months Ended
	October 31,	April 27,	October 31,	April 27,	October 31,	October 28,	October 31,	October 28,
Unconsolidated affiliates:	2008	2008	2008	2008	2008	2007	2008	2007
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	--	--	$--	$--	$--	$2,014,817	$--	$3,942,876
American Racing and Entertainment, LLC (2)	--	--	--	--	--	--	--	(840,368)
Buena Vista Development Company, LLC (3)	40	40	147,105	154,969	(4,291)	(1,098)	(7,863)	(6,204)
Sunrise Land and Mineral Corporation (4)	--	--	--	--	-	(60,141)	--	47,164
Restaurant Connections International, Inc. (5)	56	34	--	--	--	--	--	--
Total investments in unconsolidated affiliates			$147,105	$154,969
Total earnings (loss) from unconsolidated affiliates					$(4,291)	$1,953,578	$(7,863)	$3,143,468

(1)	Separate financial statements for this entity are included herein.
(2)	Represents our equity investment in a racing and gaming development project. On June 14, 2007 we sold our membership to two of our partners.
(3)	This is an investment in a gaming development project.
(4)	This asset was sold as of January 8, 2008.
(5)	Investment in RCI was reduced to zero in fiscal year 2000. We increased our ownership from 34% to 56% effective May 16, 2008. The primary asset owned by RCI was sold on July 31, 2008. See Note 6.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership Interest		Capitalized Development Costs Investment
	October 31,	April 27,	October 31,	April 27,
Development Projects:	2008	2008	2008	2008
	(Percent)

Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,437,932
Nevada Gold Vicksburg, LLC (2)	100	100	-	2,191,899
Other (3)			342,305	215,663
Total investments – development projects			$3,780,237	$5,845,494

(1)	Acquisition and development costs incurred for 270 acres of real property in the vicinity of Black Hawk, Colorado.
(2)
Deposits and acquisition costs related to acquisition of Horizon Casino and Hotel in Vicksburg, Mississippi. Talks related to acquisition of Horizon Casino/Hotel in Vicksburg, Mississippi ended September 17, 2008. Refundable deposits were reclassed to other current assets. Unrecoverable costs were written off as of October 31, 2008.

(3)	Development cost incurred for other development projects.

Isle of Capri - Black Hawk, L.L.C.

As of January 27, 2008, we sold our 43% interest in this equity investee and no longer have an ownership interest in the Isle of Capri Black Hawk, L.L.C. (“IC-BH”). We sold our ownership interest to our partner Isle of Capri Casinos, Inc. (“Isle”). Isle is now 100% operating owner. The separate IC-BH consolidated balance sheet as of October 28, 2007 and consolidated statements of income for the three and six months ended October 28, 2007 are as follows:

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheet
(unaudited)

October 28,
2007
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$13,708
Accounts receivable – trade, net	360
Accounts receivable - member	45
Deferred income taxes	317
Inventories	1,236
Note receivable - member	-
Prepaid expenses and other	3,037
Total current assets	18,703

Property and equipment, net	230,359
Deferred financing costs, net of accumulated amortization	1,722
Deferred income taxes asset	8,319
Goodwill and other intangible assets	26,865
Prepaid deposits and other	464
Total assets	$286,432

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,037
Accounts payable – trade	1,833
Accounts payable – related	2,706
Accrued liabilities:
Interest	1,409
Payroll and related expenses	4,202
Property, gaming and other taxes	6,477
Progressive jackpot and slot club awards	2,134
Other	530
Total current liabilities	21,328

Long-term liabilities:
Long-term debt, less current maturities	193,445
Deferred income tax liability	2,284
Other long-term liabilities	1,022
Total long-term liabilities	196,751
Total liabilities	218,079
Members’ equity	68,353
Total liabilities and members' equity	$286,432

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of Income
(unaudited)

	Three Months Ended	Six Months Ended
	October 28,	October 28,
	2007	2007
Revenues	(in thousands)	(in thousands)
Casino	$41,955	$84,161
Rooms	2,679	5,175
Food, beverage and other	4,613	9,076
Gross revenues	49,247	98,412
Less promotional allowances	(9,946)	(19,892)
Net revenues	39,301	78,520

Operating expenses
Casino	5,320	10,775
Gaming taxes	8,084	16,246
Rooms	501	1,054
Food, beverage and other	802	1,644
Facilities	1,729	3,561
Marketing and administrative	8,783	17,258
Management fees	1,853	3,706
Depreciation and amortization	3,997	7,968
Total operating expenses	31,069	62,212

Operating income	8,232	16,308
Interest expense, net	(3,769)	(7,445)
Income before income taxes	4,463	8,863
Income tax benefit	294	376
Net income	$4,757	$9,239

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

Note 5.   Notes Receivable

Notes Receivable

Southern Tier Acquisition, LLC and Oneida Entertainment, LLC

On June 14, 2007, we sold our membership interest of American Racing to two of our former partners, Southern Tier and Oneida . At October 31, 2008, we have notes receivable from Southern Tier and Oneida which total $1,100,000. The notes bear interest of 5% per annum. Principal payments of $1,100,000 were received in June, 2008 and the remaining principal is due June 14, 2009. Unpaid interest is payable in full on June 14, 2009.

Notes Receivable - Development Projects

At October 31, 2008, we had notes receivable of $16.5 million related to the development of gaming/entertainment projects. Through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we own a 40% interest in Buena Vista Development and have a $14.8 million note receivable from Buena Vista Development. This note bears interest at a rate of prime plus 1%.

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

Note 6.   Assets Held for Sale

On May 12, 2008, the Company entered into a settlement agreement with Clay County Holdings, Inc. (“CCH”), Service Interactive, Inc. (“SI”) and Restaurant Connections, International (“RCI”). The settlement agreement terminated CCH and SI’s respective debts to the Company, which combined totaled approximately $4.6 million, and dismissed our collection lawsuits against CCH and SI in the District Courts of Harris County, Texas. In exchange, RCI issued a promissory note in the amount equal to the combined principal and interest owed to the Company by CCH and SI, CCH cancelled the promissory note from RCI in the amount of $4 million and RCI issued a new note to CCH in amount of $57,000. In addition, the Company increased its ownership in RCI from 34% to 56% and appointed a majority of the Board of Directors. On July 31, 2008, RCI sold its principle asset, International Restaurant of Brazil, for $5.5 million. On August 12, 2008, the Company received $4.7 million from RCI as payment in full of the outstanding note and accrued interest. Remaining RCI assets are immaterial and therefore have not been consolidated as of October 31, 2008.

Note 7.   Long-Term Debt

Our long-term financing obligations are as follows:

	October 31,	April 27,
	2008	2008

$15.55 million promissory note, 10% interest, maturing June 30, 2010	$15,550,000	$15,550,000
Less: current maturities	-	-
Total long-term financing obligations	$15,550,000	$15,550,000

The $15.55 million promissory note matures June 30, 2010. The interest rate on the note is fixed for the term at 10%.

Note 8.   Stock-Based Compensation

Adoption of SFAS 123(R)

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the three and six months ended October 31, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. We did not grant any stock options during the three months ended October 31, 2008. For the six months ended October 31, 2008 we granted 5,000 stock options of which 1,666 immediately vested, 1,667 vest in one year with the remaining 1,667 vesting two years from issuance. Total share-based compensation expense included in our Consolidated Statements of Operations for the three and six months ended October 31, 2008 and October 28, 2007 are presented in the following table:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	October 31, 2008		October 28, 2007

Stock options	$54,511	$137,427	$179,309	$225,037
Less: Related tax benefit	-	-	-	-
Total share-based compensation expense, net of tax	$54,511	$137,427	$179,309	$225,037

 SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows.

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), is discretionary and provides for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan is 3,250,000 shares, and at October 31, 2008, 595,099 shares were available for grant. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

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

A summary of activity under the Company’s share-based payment plans for the six months ended October 31, 2008 is presented below:
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 27, 2008	1,334,000	$3.93
Granted	5,000	1.14
Exercised	-	-
Forfeited or expired	(198,000)	9.88

Outstanding at October 31, 2008	1,141,000	$2.88	4.2	$-

Exercisable at October 31, 2008	630,995	$3.77	4.2	$-

As of October 31, 2008, there was a total of $135,431 of unamortized compensation related to stock, which cost is expected to be recognized over a weighted-average period of 1.2 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

	Six Months Ended
	October 31, 2008	October 28, 2007

Expected volatility	87.8%	82.1%
Expected term	2.5	2.5
Expected dividend yield	-	-
Risk-free interest rate	2.35%	4.10%
Forfeiture rate	-	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Note 9. Comprehensive Income

Comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	October 31, 2008	October 28, 2007	October 31, 2008	October 28, 2007
Net loss	$(1,621,298)	$(604,140)	$(2,447,402)	$(61,653)
Other comprehensive income (loss)
Unrealized gain (loss) on securities
available for sale, net of tax	(9,460)	--	(9,460)	2,000
Comprehensive loss	$(1,630,758)	$(604,140)	$(2,456,862)	$(59,653)

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Three Months Ended		Six Months Ended
	October 31,	October 28,	October 31,	October 28,
	2008	2007	2008	2007
Numerator:
Basic and Diluted:
Net loss available to common
stockholders	$(1,621,298)	$(604,140)	$(2,447,402)	$(61,653)

Denominator:
Basic weighted average number of
common shares outstanding	12,939,130	12,939,130	12,939,130	12,939,130
Dilutive effect of common stock
options and warrants	--	--	--	--
Diluted weighted average number of
common shares outstanding	12,939,130	12,939,130	12,939,130	12,939,130

Loss per share:
Net loss per common
share - basic	$(0.13)	$(0.05)	$(0.19)	$(0.00)
Net loss per common
share - diluted	$(0.13)	$(0.05)	$(0.19)	$(0.00)

For the three and six months ended October 31, 2008 and October 28, 2007, potential dilutive common shares issuable under options of 1,141,000 and 1,500,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

At October 31, 2008 and 2007, due to the current market value of the Company’s common stock, the Company had no common stock equivalents that were deemed to be dilutive thus the basic and diluted weighted average common stock outstanding are the same.

Note 11.   Segment Reporting

We operate in two major business segments (i) gaming and (ii) non-core. The gaming segment for the three and six months ended October 31, 2008 consists of Colorado Grande Casino and Buena Vista Development. For the three months ended October 28, 2007, the gaming segment also includes IC-BH and Route 66. For the six months ended October 28, 2007 the gaming segment also included American Racing.

Summarized financial information for our reportable segments is shown in the following table. The “non-core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended October 31, 2008
	Gaming	Non-Core	Totals

Net revenue	$1,498,253	$--	$1,498,253
Segment loss	(2,373,706)	(3,686)	(2,377,392)
Segment assets	32,025,344	3,659,675	35,685,019
Equity investment:
Buena Vista Development Company, L.L.C	147,105	--	147,105
Depreciation and amortization	182,311	1,437	183,748
Additions to property and equipment	69,906	--	69,906
Interest expense, net (includes amortization)	112,875	--	112,875
Income tax benefit	754,922	1,172	756,094
Loss from Buena Vista Development Company, L.L.C.	(4,291)	--	(4,291)

	As of and for the Three Months Ended October 28, 2007
	Gaming	Non-Core	Totals

Net revenue	$1,846,743	$16,903	$1,863,646
Segment loss	(378,270)	(225,870)	(604,140)
Segment assets	62,278,280	4,396,404	66,674,684
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	24,546,901	--	24,546,901
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
Buena Vista Development Company, L.L.C	164,965	--	164,965
Sunrise Land and Mineral Corporation	--	347,653	347,653
Depreciation and amortization	199,684	2,283	201,967
Additions to property and equipment	12,650	--	12,650
Interest expense, net (includes amortization)	827,095	--	827,095
Income tax benefit (expense)	--	--	-
Earnings from Isle of Capri-Black Hawk, L.L.C.	2,014,817	--	2,014,817
Loss from Buena Vista Development Company, L.L.C.	(1,098)	--	(1,098)
Loss from Sunrise Land and Mineral Corporation	--	(60,141)	(60,141)

	As of and for the Six Months Ended October 31, 2008
	Gaming	Non-Core	Totals

Net revenue	$3,118,009	$--	$3,118,009
Segment income (loss)	(3,698,298)	(9,887)	(3,708,185)
Segment assets	32,025,344	3,659,675	35,685,019
Equity investment:
Buena Vista Development Company, L.L.C	147,105	--	147,105
Depreciation and amortization	345,425	2,918	348,343
Additions to property and equipment	167,037	--	167,037
Interest expense, net (includes amortization)	71,700	--	71,700
Income tax benefit	1,257,421	3,362	1,260,783
Loss from Buena Vista Development Company, L.L.C.	(7,863)	--	(7,863)

	As of and for the Six Months Ended October 28, 2007
	Gaming	Non-Core	Totals

Net revenue	$3,810,219	$33,805	$3,844,024
Segment loss	150,817	(174,554)	(23,737)
Segment assets	62,278,280	4,396,404	66,674,684
Equity investment:
Isle of Capri-Black Hawk, L.L.C.	24,546,901	--	24,546,901
Route 66 Casinos, L.L.C.	4,509,183	--	4,509,183
Buena Vista Development Company, L.L.C	164,595	--	164,595
Sunrise Land and Mineral Corporation	--	347,653	347,653
Depreciation and amortization	399,800	4,580	404,380
Additions to property and equipment	119,513	--	119,513
Interest expense, net (includes amortization)	1,574,409	--	1,574,409
Income tax expense	34,564	3,352	37,916
Earnings from Isle of Capri-Black Hawk, L.L.C.	3,942,876	--	3,942,876
Loss from Buena Vista Development Company, L.L.C.	(6,204)	--	(6,204)
Loss from American Racing and Entertainment, L.L.C.	(840,368)	--	(840,368)
Earnings from Sunrise Land and Mineral Corporation	--	47,164	47,164

Reconciliation of reportable segment assets to our consolidated totals is as follows:

October 31,
2008

Total assets for reportable segments	$35,685,019
Cash and restricted cash not allocated to segments	18,103,187
Deferred Tax Asset	3,146,509
Total assets	$56,934,715

Note 12. Other Assets

Other assets consist of the following at October 31, 2008 and April 27, 2008, respectively:

	October 31, 2008	April 27, 2008
Accrued interest receivable	$4,272,776	$4,904,564
Settlement agreement	1,597,183	1,597,183
Deferred loan issue cost, net	214,723	278,570
Other assets	$6,084,682	$6,780,317

Note 13.   Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2011. Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021. On April 1, 2008, we extended the lease to January 2033 at a flat annual rate of $400,000 from February 2021 through January 2033.

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

Note 14. Legal Proceedings

On September 25, 2008, Nevada Gold Vicksburg, LLC (“NGV”), a wholly owned subsidiary of the Company, filed a proof of claim with the United States Bankruptcy Court for the District of Delaware asserting, among other rights, a secured claim for the two million dollars ($2,000,000) it was required to deposit with an escrow agent under the terms of an Agreement of Sale between NGV and Columbia Properties Vicksburg, LLC (“CPV”) dated November 12, 2007 for the purchase of the Horizon Casino and Hotel in Vicksburg, Mississippi (the “Agreement”) plus $50,000 in attorneys’ fees and costs of collection. NGV filed the claim in its capacity as a secured creditor in the Chapter 11 proceedings In re Tropicana Entertainment, LLC et al., Case No. 08-10856-KJC (the “Chapter 11 Proceedings”) asserting CPV’s breach of the terms of the Agreement and the impossibility of satisfaction of certain conditions precedent to consummation of the Agreement.

On September 23, 2008, CPV, in its capacity as a debtor in possession in the Chapter 11 Proceedings, filed a complaint against NGV alleging an anticipatory breach of the Agreement and seeking liquidated damages in the amount of the $2 million deposit plus accrued interest and attorneys’ fees. NGV believes the claims against it to be without merit, that CPV is in default under the terms of the Agreement and that NGV is entitled to the $2 million deposit. NGV intends to appropriately defend the claims asserted in this matter and seek return of the $2 million deposit.

Note 15. Subsequent Events

On November 11, 2008, the Company entered into a management contract with Ocean Casino Cruises, Inc., the parent company of SunCruz Casinos. The management contract extends through December 31, 2010, subject to certain early termination provisions. In return for its management services, the Company will receive a base fee of $1.0 million each year, plus incentive fees equal to 25% of operating results exceeding certain annual profitability thresholds.

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

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the state of Colorado. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH. In addition, we previously owned a 40% interest in American Racing, which developed racing facilities which offer harness racing and VLTs to its gaming customers in upstate New York. Our interest decreased to 15.67% due to lack of liquidity to meet certain cash call commitments. On June 14, 2007, we sold our membership interest in American Racing. On January 27, 2008 we sold our 43% equity investment in ICBH. Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $1.5 million and $1.9 million for the three months ended October 31, 2008 and October 28, 2007, respectively.

When compared to the three months ended October 28, 2007, the three month period ended October 31, 2008 was impacted by the following items:

-	Elimination of earnings in our unconsolidated affiliate, IC-BH;
-	Elimination of losses in our unconsolidated affiliate, American Racing;
-	Decreased earnings from the Colorado Grande Casino;
-	Recording of a write off of project development costs during the three months ended October 31, 2008; and
-	Reduced corporate, legal and interest expenses.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2008 AND OCTOBER 28, 2007

Net revenues. Net revenues decreased 19.6%, or $365,000, for the three month period ended October 31, 2008 compared to the period ended October 28, 2007. Net casino revenues from the Colorado Grande decreased approximately $365,000 due to Colorado implementing a smoking ban effective January 1, 2008 and the addition of a new casino in our market as of June, 2008. In November, 2008, the state passed a bet limit initiative which will allow $100 gaming limits, craps, roulette and 24 hour gaming, subject to local vote. Cripple Creek voters are scheduled to vote on December 16, 2008. In addition to approval of the bet limit initiative by local voters the Colorado regulatory agencies are required to write rules and regulations pertaining to the changes.  As a result it is anticipated that implementation of the bet limit initiative will not occur before July 2009. Our promotional allowances decreased 8.0%, or $31,000 for the three month period ended October 31, 2008 compared to the period ended October 28, 2007.

Total operating expenses. Total operating expenses increased 3.42% or $124,000, for the three month period ended October 31, 2008 compared to the period ended October 28, 2007. This was primarily due to the $1,204,000 write off of a portion of our deposit and costs relating to the failed acquisition of the Horizon Casino/Hotel in Vicksburg, Mississippi. This was offset by the $270,000 decrease in legal expense as the result of lower legal costs related to litigation, $659,000 lower corporate expense due to our continued efforts to reduce staffing and expenses, which includes a $263,000 reduction in payroll due to staff reductions and a decrease in stock options expenses, a reduction in audit fees of $165,000, a reduction in rent expense of $145,000 and decreased marketing expenses of $109,000 due to the temporary downturn of casino business at the Colorado Grande.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates decreased 100.2%, or $1,954,000, for the three month period ended October 31, 2008 compared to the three month period ended October 28, 2007. The decrease is primarily due to the sales of our interest in IC-BH in January, 2008 and American Racing in June 2007.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable and investments. Interest expense decreased 66%, or $763,000, for the three month period ended October 31, 2008 compared to the three month period ended October 28, 2007. The decrease is primarily due to a significantly lower weighted average debt balance. Interest income decreased 38%, or $191,500, for the three month period ended October 31, 2008 compared to the three month period ended October 28, 2007. The decrease is primarily due to our decision to write off the note to LaJolla Development as of the end of fiscal 2008 and after August 12, 2008 no longer recording interest on the RCI note. Amortization of loan issue cost was $32,000 and $175,000 for the three month periods ended October 31, 2008 and October 28, 2007, respectively.

Net loss. Net loss was ($1,621,000) and ($604,000) for the three month periods ended October 31, 2008 and October 28, 2007, respectively. The decrease of $1.0 million is primarily related to the $1.2 million pre-tax write-off of the Vicksburg investment, decreased casino earnings of $0.3 million, elimination of $2.0 million of earnings from IC-BH, all offset by reduced corporate and legal expenses of $0.9 million, interest expense of $0.8 million, and recording a $0.8 million tax benefit. The effective tax rate for the three month periods ended October 31, 2008 and October 28, 2007 was a benefit of (32.0%) and 0%, respectively. The decrease in the effective tax rate is due to our pretax loss for the three months ended October 31, 2008.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2008 AND OCTOBER 28, 2007

Net revenues. Net revenues decreased 18.9%, or $726,000, for the six month period ended October 31, 2008 compared to the six month period ended October 28, 2007. Net casino revenues from the Colorado Grande decreased $700,000 due to Colorado implementing a smoking ban effective January 1, 2008 and the addition of a new casino in our market as of June, 2008. In November, 2008, a bet limit initiative which will allow $100 gaming limits, craps, roulette and 24 hour gaming, subject to local vote. Cripple Creek voters are scheduled to vote on December 16, 2008. In addition to approval of the bet limit initiative by local voters the Colorado regulatory agencies are required to write rules and regulations pertaining to the changes.  As a result it is anticipated that implementation of the bet limit initiative will not occur before July 2009. The Company had no management fees from American Racing compared to $40,000 for the six month period ended October 28, 2007. This was offset by an increase of $24,000 for food and beverage service at the Colorado Grande.

Total operating expenses. Total operating expenses decreased 1% or $47,000, for the six month period ended October 31, 2008, compared to the six month period ended October 28, 2007. During the six months ended October 31, 2008, operating expenses excluding write-offs decreased $1,251,500 due to our continued efforts to reduce staffing and expenses. The primary areas decreased have been corporate expenses by $671,000, legal expenses by $340,000 and marketing expenses by $141,000. This was offset by a $1.2 million write off of our investment in Vicksburg.

Earnings (loss) from unconsolidated affiliates. Earnings (loss) from unconsolidated affiliates decreased 100.3%, or $3.2 million, for the six month period ended October 31, 2008 compared to the six month period ended October 28, 2007. This is due primarily to the sale of ICBH in January, 2008 and American Racing in June 2007.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense decreased 64.7%, or $1.5 million, for the six month period ended October 31, 2008 compared to the six month period ended October 28, 2007. The decrease is primarily due to a lower weighted average debt balance. Interest income decreased 23.2%, or $239,000, for the six month period ended October 31, 2008 compared to the six month period ended October 28, 2007. The decrease is primarily due to our decision to write off the $1.5 million note receivable due from the La Jolla Development at the end of fiscal 2008 and, the collection of the $4.6 million note from RCI in August 2008. Amortization of loan issue costs was $64,000 and $342,000 for the six month periods ended October 31, 2008 and October 28, 2007, respectively.

Net loss. Net loss was $2.4 million and $62,000 for the six month periods ended October 31, 2008 and October 28, 2007, respectively. The decrease of $2.3 million is primarily related to the pre-tax $1.2 write-off of the Vicksburg investment, decreased casino earnings of $0.6 million, elimination of $3.1 million of earnings from IC-BH and American Racing, recording of a $1.3 million gain on sale of an unconsolidated affiliate in the prior year, all offset by $1.0 million of reduced corporate and legal expenses, reduced net interest expense of $1.5 million, and recording a $1.3 million tax benefit.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 31, 2008 and October 28, 2007:

	October 31,	October 28,
	2008	2007
Net cash provided by (used in):
Operating activities	$(1,661,439)	$(2,044,375)
Investing activities	5,374,143	3,576,081
Financing activities	(5,830)	(2,750,694)

Operating activities. Net cash used in operating activities during the six month period ended October 31, 2008 decreased to $1.7 million compared to $2.0 million during the six month period ended October 28, 2007. The $0.3 million increase in cash flow is mainly due to the net increase of accounts receivable items versus the decrease in payables and liabilities.

Investing activities. Net cash provided by investing activities during the six month period ended October 31, 2008 increased to $5.4 million compared to net cash provided of $3.6 million for the six month period ended October 28, 2007. The increase of funds provided is primarily due to our current year receipts of $5.7 million from the collection of notes from the sales of American Racing and RCI.

Financing activities. We incurred no new debt or paid off any existing debt during the six months ended October 31, 2008. The Company did not make any loans to affiliates during the six months ended October 31, 2008. The $2.7 million increase is due to prior year repayment of $0.7 million of our credit facility and $1.9 million of term loans.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

-	earnings from consulting and management services;
-	disposition of non-gaming related assets;
-	debt service requirements;
-	capital requirements related to future acquisitions;
-	obtaining funds via long-term debt instruments;
-	working capital requirements; and
-	raising capital through equity offerings.

At October 31, 2008, outstanding indebtedness was $15.6 million which is not due until June 30, 2010. Historically, tax distributions from IC-BH, distributions from Dry Creek Casino, L.L.C. of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. We no longer receive cash flow from these sources. In addition to cash flow expected to be generated from the Colorado Grande Casino, we will continue to sell non-core assets until cash flow is generated from future acquisitions and management contracts.

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

On January 27, 2008, we sold our ownership interest in IC-BH to our partner for $64.6 million in cash. On the same date we repaid $38.8 million of the Credit Facility. In addition, from proceeds of the sale, a $13.0 million Project Fund was established towards future acquisitions. The remaining funds were made available to pay transaction fees, income taxes and fund our continuing operations.

Our plan is to divest of our non-core assets and use the proceeds to pay operating expenses or debt or, reinvest the funds into acquisition opportunities where we will have an equity position and long term management contracts.

On October 31, 2008, excluding restricted cash of $13.0 million, we had cash and cash equivalents of $5.1 million. The restricted cash is the Project Fund referred to above.

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

Item 4.   Controls and Procedures

As described in more detail in our Form 10-K filed on July 28, 2008, we identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in connection with our preparation of our tax provision and related disclosures. As a result of this material weakness, as of April 27, 2008, our disclosure controls and procedures were not effective. We have taken steps to improve the effectiveness of our disclosure controls and procedures in an effort to rectify the weakness by the end of the quarter ended October 31, 2008. As a part of our fiscal year end closing procedures, we plan to have a review performed by an external firm to evaluate the effectiveness of our disclosure controls and procedures. Until such time, our Chief Executive Officer and Chief Financial Officer have continued the previous conclusion that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We have outlined a number of initiatives, as discussed below, that we believe will remediate this material weakness in fiscal year 2009.

-	performance of a more in-depth and comprehensive review of the tax provision computation, and
-	engagement of outside advisors to assist in the preparation of and or review of our tax provision and related disclosures.

There have not been any changes in our internal control over financial reporting during the three months ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

On September 25, 2008, Nevada Gold Vicksburg, LLC (“NGV”), a wholly owned subsidiary of the Company, filed a proof of claim with the United States Bankruptcy Court for the District of Delaware asserting, among other rights, a secured claim for the two million dollars ($2,000,000) it was required to deposit with an escrow agent under the terms of an Agreement of Sale between NGV and Columbia Properties Vicksburg, LLC (“CPV”) dated November 12, 2007 for the purchase of the Horizon Casino and Hotel in Vicksburg, Mississippi (the “Agreement”) plus $50,000 in attorneys’ fees and costs of collection. NGV filed the claim in its capacity as a secured creditor in the Chapter 11 proceedings In re Tropicana Entertainment, LLC et al., Case No. 08-10856-KJC (the “Chapter 11 Proceedings”) asserting CPV’s breach of the terms of the Agreement and the impossibility of satisfaction of certain conditions precedent to consummation of the Agreement.

On September 23, 2008, CPV, in its capacity as a debtor in possession in the Chapter 11 Proceedings, filed a complaint against NGV alleging an anticipatory breach of the Agreement and seeking liquidated damages in the amount of the $2 million deposit plus accrued interest and attorneys’ fees. NGV believes the claims against it to be without merit, that CPV is in default under the terms of the Agreement and that NGV is entitled to the $2 million deposit. NGV intends to appropriately defend the claims asserted in this matter and seek return of the $2 million deposit.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on October 15, 2008. The following proposals were adopted:

Proposal One:

Election of one Class I director to hold office until the 2011 Annual Meeting of Stockholders:

	Number of Shares
Nominee	For	Against	Abstained
Wayne White	11,010,700	498,444	21,539

In addition, the following individuals continue to be directors following the Annual Meeting of Stockholders: Joseph A. Juliano, Francis M. Ricci, Robert B. Sturges, William J. Sherlock, and William G. Jayroe.

Proposal Two:

Ratify the appointment of Pannell Kerr Forster of Texas, P.C. as independent auditors for the 2009 fiscal year;

Number of Shares
For	Against	Abstained
11,087,794	375,118	67,770

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

Date: December 10, 2008

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

10.6 (**)
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

10.7 (**)
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

10.8 (**)
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

10.9 (**)
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

10.10 (**)
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

10.11 (**)
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

10.29	Management Agreement dated November 10, 2008 between Nevada Gold & Casinos, Inc. and Oceans Casino Cruises, Inc. (filed previously as Exhibit 10.1 to Form 8-K filed November 12, 2008)

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan, or arrangement.
*	Filed herewith
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.