Form 10-Q
period 2009-01-31
NEVADA GOLD & CASINOS INC
filed 2009-03-11
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended January 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

☐ Yes   ☒ No

The number of common shares outstanding was 12,939,130 as of February 27, 2009.

TABLE OF CONTENTS

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	January 31,	April 27,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,314,233	$1,396,313
Restricted cash	10,000,000	13,014,000
Accounts receivable	35,892	2,313,593
Accounts receivable - affiliates	46,174	57,359
Prepaid expenses	195,857	369,025
Notes receivable, current portion	1,100,000	1,100,000
Other current assets	48,175	54,446
Total current assets	26,740,331	18,304,736

Investments in unconsolidated affiliates	—	154,969
Investments in development projects	669,740	2,407,562
Investments in development projects held for sale	3,437,932	3,437,932
Notes receivable, net of current portion	—	1,100,000
Notes receivable - affiliates, net of current portion	—	3,521,066
Notes receivable - development projects, net of current portion and allowances	1,700,000	16,510,200
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation of $2,304,264 and $1,808,883 at January 31, 2009 and April 27, 2008, respectively	984,700	1,327,275
Deferred tax asset	3,386,970	1,885,726
Other assets	5,892,565	6,780,317
Total assets	$48,275,156	$60,892,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$535,935	$1,097,277
Accrued interest payable	—	115,027
Other accrued liabilities	212,488	203,071
Taxes payable	273,054	3,911,475
Total current liabilities	1,021,477	5,326,850
Long-term debt, net of current portion	10,000,000	15,550,000
Other liabilities	47,627	56,505
Total liabilities	11,069,104	20,933,355

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,939,130 shares outstanding at January 31, 2009 and April 27, 2008, respectively	1,672,240	1,672,240
Additional paid-in capital	19,263,052	19,092,706
Retained earnings	26,487,710	29,401,890
Treasury stock, 996,200 shares at January 31, 2009 and April 27, 2008, respectively, at cost	(10,216,950)	(10,216,950)
Accumulated other comprehensive income	—	9,460
Total stockholders' equity	37,206,052	39,959,346
Total liabilities and stockholders' equity	$48,275,156	$60,892,701

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 27,	January 31,	January 27,
	2009	2008	2009	2008
Revenues:
Casino	$1,181,539	$1,446,103	$4,176,153	$5,141,177
Food and beverage	264,292	271,979	1,117,568	1,100,990
Other	11,693	18,258	38,643	87,564
Management and consulting fees	243,382	—	243,382	40,174
Gross revenues	1,700,906	1,736,340	5,575,746	6,369,905
Less promotional allowances	(330,455)	(324,061)	(1,087,286)	(1,113,602)
Net revenues	1,370,451	1,412,279	4,488,460	5,256,303

Expenses:
Casino	401,371	492,417	1,382,509	1,452,603
Food and beverage	94,507	124,636	507,092	529,999
Marketing and administrative	550,190	708,357	1,909,347	2,208,425
Facility	85,824	92,671	270,878	276,292
Corporate expense	857,440	1,259,687	2,936,036	4,009,416
Legal expense	75,979	156,814	175,108	595,875
Depreciation and amortization	162,685	175,059	511,028	579,439
Impairment of unconsolidated affiliate	—	—	—	100,000
Impairment of note receivable and related interest	—	2,361,702	—	2,361,702
Write-off of project development cost	11,580	—	1,215,383	—
Other	25,786	15,574	77,489	39,897
Total operating expenses	2,265,362	5,386,917	8,984,870	12,153,648
Operating loss	(894,911)	(3,974,638)	(4,496,410)	(6,897,345)
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	—	917,947	(7,863)	4,061,415
Gain on sale of unconsolidated affiliate	430,510	39,208,732	430,510	40,505,155
Gain (loss) on sale of assets	—	(15,207)	(27,123)	3,779
Gain on settlement of development project	—	—	—	14,500
Interest income	112,885	479,277	904,951	1,510,638
Interest expense	(323,514)	(1,155,977)	(1,123,433)	(3,419,507)
Amortization of loan issue costs	(32,209)	(303,247)	(96,056)	(645,487)
Income (loss) before income tax (expense) benefit	(707,239)	35,156,887	(4,415,424)	35,133,148
Income tax (expense) benefit
Current	—	(8,219,205)	—	(8,257,121)
Deferred	240,461	16,957	1,501,244	16,957
Total income tax (expense) benefit	240,461	(8,202,248)	1,501,244	(8,240,164)

Net income (loss)	$(466,778)	$26,954,639	$(2,914,180)	$26,892,984

Per share information:
Net income (loss) per common share - basic	$(0.04)	$2.08	$(0.23)	$2.08
Net income (loss) per common share - diluted	$(0.04)	$2.08	$(0.23)	$2.08

Basic weighted average number of common shares outstanding	12,939,130	12,939,130	12,939,130	12,939,130

Diluted weighted average number of common shares outstanding	12,939,130	12,939,130	12,939,130	12,946,398

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	January 31,	January 27,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,914,180)	$26,892,984
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	503,573	579,439
Amortization of capitalized development costs	7,455	—
Loss (gain) on sale and abandonment of assets	27,123	(3,779)
Write-off of development costs	1,215,383	—
Impairment of notes receivable	—	1,502,537
Impairment of interest receivable	—	859,165
Impairment of unconsolidated affiliate	—	100,000
Gain on settlement of development project	—	(14,500)
Stock-based compensation	170,346	395,261
Amortization of deferred loan issuance costs	96,055	641,488
Distributions from unconsolidated affiliates	3,917	2,555,000
(Earnings) loss from unconsolidated affiliates	7,863	(4,061,415)
Gain on sale of unconsolidatd affiliates	(430,510)	(40,505,155)
Deferred income tax benefit	(1,501,244)	(16,957)
Changes in operating assets and liabilities:
Receivables and other assets	2,939,358	(1,785,109)
Accounts payable and accrued liabilities	(816,953)	(401,921)
Income tax payable	(3,638,421)	8,219,234
Net cash used in operating activities	(4,330,235)	(5,043,728)
Cash flows from investing activities:
Capitalized development costs	(716,033)	(2,170,923)
Advances on development projects held for sale	—	(3,979)
Investment in unconsolidated affiliate	(25,000)	—
Purchase of property and equipment	(167,038)	(158,564)
Net proceeds from sale of property and equipment	—	7,000
Net proceeds from sale of assets held for sale	4,601,104	—
Collections of notes receivable	1,100,000	—
Proceeds from the sale of unconsolidated affiliates	16,000,000	66,810,073
Proceeds from the sale of development projects	—	784,258
Investment in certificate of deposit	—	(14,000)
Release of (investment in) restricted cash	3,014,000	(11,950,000)
Net cash provided by investing activities	23,807,033	53,303,865
Cash flows from financing activities:
Payments on capital lease	(8,878)	—
Repayment on term loans	(5,550,000)	(46,014,622)
Borrowings on credit facilities	—	2,500,000
Proceeds from note payable	—	2,000,000
Deferred loan issuance costs	—	(225,000)
Net cash used in financing activities	(5,558,878)	(41,739,622)

Net increase in cash and cash equivalents	13,917,920	6,520,515
Cash and cash equivalents at beginning of period	1,396,313	2,803,560
Cash and cash equivalents at end of period	$15,314,233	$9,324,075

Supplemental cash flow information:
Cash paid for interest	$1,233,699	$3,498,078

Income tax payments	$3,638,421	$37,916

Non-cash investing and financing activities:
Indemnification of guaranty liability	$—	$4,610,000
Issuance of stock options in settlement of severance obligation	$—	$199,587
Issuance of note receivable to purchasers of unconsolidated affiliate	$—	$2,200,000
Reversal of deferred interest income	$—	$239,532
Unrealized (loss) gain on marketable securities	$(9,460)	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at January 31, 2009 and April 27, 2008, Consolidated Statements of Operations for the three and nine month periods ended January 31, 2009 and January 27, 2008, and Consolidated Statements of Cash Flows for the nine month periods ended January 31, 2009 and January 27, 2008. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 27, 2008 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2009 are not necessarily indicative of the results expected for the full year.

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

Fiscal Year-End

On April 28, 2008, we changed our fiscal year to end on April 30th rather than the last Sunday in April.  As a result, fiscal year 2009 began on April 28, 2008 and will end April 30, 2009.  We believe this fiscal year creates more comparability to other companies in the casino industry and state revenue reporting.  Fiscal year 2008 commenced on April 30, 2007 and ended on April 27, 2008.  We believe that the three months ended January 31, 2009 and January 27, 2008 provide a meaningful comparison.  There are no factors, seasonal or otherwise, that would impact the comparability of information or trends.  References in this discussion to the third quarter 2009 represent the three months ended January 31, 2009.  References to the third quarter 2008 represent the three months ended January 27, 2008.

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

	Three Months Ended		Nine Months Ended
	January 31, 2009	January 27, 2008	January 31, 2009	January 27, 2008
Food and beverage	$148,314	$177,162	$460,490	$485,625
Other	1,845	3,793	4,850	7,605
Total cost of complimentary services	$150,159	$180,955	$465,340	$493,230

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009), and interim periods within those years. The Company has assessed the effect of the implementation of this pronouncement on its financial statements and concluded that application of SFAS No. 157 does not materially change current practice.

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

New Accounting Pronouncements Issued But Not Yet Adopted

As of January 31, 2009, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.

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

Note 3. Restricted Cash

During the three and nine months ended January 31, 2009, we maintained a Project Fund for future acquisitions.  The Project Fund was $13,000,000 as of April 27, 2008 and was reduced to $10,000,000 on December 14, 2008. We pledged a $14,000 Certificate of Deposit to secure an equivalent line of credit we issued to our Landlord related to our corporate office lease. The letter of credit matured on March 15, 2008 and the certificate of deposit matured on May 15, 2008 and was released to us at maturity.

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

We held investments in various unconsolidated affiliates which were accounted for using the equity method of accounting. Our principal equity method investee was a gaming development affiliate. Additionally, we had one equity method investee engaged in the operation of a restaurant franchise. Our net ownership interest, investments in and earnings (loss) from our unconsolidated affiliates are as follows:

	Net Ownership				Equity in Earnings (Loss)		Equity in Earnings (Loss)
	Interest		Investment		Three Months Ended		Nine Months Ended
	January 31,	April 27,	January 31,	April 27,	January 31,	January 27,	January 31,	January 27,
Unconsolidated affiliates:	2009	2008	2009	2008	2009	2008	2009	2008
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	—	—	$—	$—	$—	$917,737	$—	$4,860,613
American Racing and Entertainment, LLC (2)	—	—	—	—	—	—	—	(840,368)
Buena Vista Development Company, LLC (3)	—	40	—	154,969	—	(4,027)	(7,863)	(10,231)
Sunrise Land and Mineral Corporation (4)	—	—	—	—	—	4,237	—	51,401
Restaurant Connections International, Inc. (5)	56	34	—	—	—	—	—	—

Total investments in unconsolidated affiliates			$—	$154,969
Total earnings (loss) from unconsolidated affiliates					$—	$917,947	$(7,863)	$4,061,415

(1)	Separate financial statements for this entity are included herein.
(2)	Represented our equity investment in a racing and gaming development project. On June 14, 2007 we sold our membership to two of our partners.
(3)	This investment in a gaming development project was sold December 12, 2008. See Note 5.
(4)	This asset was sold as of January 8, 2008.
(5)
Investment in RCI was reduced to zero in fiscal year 2000. We increased our ownership from 34% to 56% effective May 16, 2008. The primary asset owned by RCI was sold on July 31, 2008.  RCI was dissolved February 11, 2009.   See Note 6.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership		Capitalized Development Costs
	Interest		Investment
	January 31,	April 27,	January 31,	April 27,
Development Projects:	2009	2008	2009	2008
	(Percent)

Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,437,932
Nevada Gold Vicksburg, LLC (2)	100	100	-	2,191,899
Other (3)			669,740	215,663
Total investments – development projects			$4,107,672	$5,845,494

(1)	Acquisition and development costs incurred for 270 acres of real property in the vicinity of Black Hawk, Colorado.
(2)
Deposit and acquisition costs related to acquisition of Horizon Casino and Hotel in Vicksburg, Mississippi.  Talks related to acquisition of Horizon Casino/Hotel in Vicksburg, Mississippi ended September 17, 2008.  Refundable deposits were collected during the quarter ended January 31, 2009 and unrecoverable costs were written off as of October 31, 2008.

(3)	Refundable deposits and development costs incurred for other development projects.

Isle of Capri - Black Hawk, L.L.C.

As of January 27, 2008, we sold our 43% interest in this equity investee and no longer have an ownership interest in the Isle of Capri Black Hawk, L.L.C. (“IC-BH”). We sold our ownership interest for $64.6 million to our partner Isle of Capri Casinos, Inc. (“Isle”).  Isle is now 100% operating owner.  The separate IC-BH consolidated balance sheet as of January 27, 2008 and consolidated statements of income for the three and nine months ended January 27, 2008 are as follows:

Isle of Capri-Black Hawk, L.L.C.
Consolidated Balance Sheet
(unaudited)

January 27,
2008
(in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,691
Accounts receivable – trade, net	358
Accounts receivable - member	41
Deferred income taxes	317
Inventories	1,234
Note receivable - member	-
Prepaid expenses and other	1,796
Total current assets	17,437

Property and equipment, net	227,558
Deferred financing costs, net of accumulated amortization	1,615
Deferred income taxes asset	8,319
Goodwill and other intangible assets	26,865
Prepaid deposits and other	337
Total assets	$282,131

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,037
Accounts payable – trade	1,663
Accounts payable – related	10,027
Accrued liabilities:
Interest	1,162
Payroll and related expenses	3,819
Property, gaming and other taxes	4,942
Progressive jackpot and slot club awards	2,034
Other	407
Total current liabilities	26,091

Long-term liabilities:
Long-term debt, less current maturities	183,970
Deferred income tax liability	2,284
Other long-term liabilities	1,071
Total long-term liabilities	187,325
Total liabilities	213,416
Members’ equity	68,715
Total liabilities and members' equity	$282,131

Isle of Capri-Black Hawk, L.L.C.
Consolidated Statements of Income
(unaudited)

	Three Months Ended	Nine Months Ended
	January 27, 2008	January 27, 2008
	(in thousands)	(in thousands)
Revenues
Casino	$36,293	$120,453
Rooms	2,174	7,349
Food, beverage and other	4,255	13,339
Gross revenues	42,722	141,141
Less promotional allowances	(9,197)	(29,090)
Net revenues	33,525	112,051

Operating expenses
Casino	5,190	15,964
Gaming taxes	7,090	23,336
Rooms	393	1,448
Food, beverage and other	701	2,350
Facilities	1,954	5,514
Marketing and administrative	7,660	24,917
Management fees	1,596	5,307
Depreciation and amortization	3,997	11,965
Total operating expenses	28,581	90,801

Operating income	4,944	21,250
Interest expense, net	(3,474)	(10,918)
Income before income taxes	1,470	10,332
Income tax benefit	611	988
Net income	$2,081	$11,320

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

Note 5.   Notes Receivable

Notes Receivable

Southern Tier Acquisition, LLC and Oneida Entertainment, LLC

On June 14, 2007, we sold our membership interest of American Racing to two of our former partners, Southern Tier  and Oneida . At January 31, 2009, we have notes receivable from Southern Tier and Oneida which total $1,100,000. The notes bear interest of 5% per annum. Principal payments of $1,100,000 were received in June, 2008 and the remaining principal is due June 14, 2009. Unpaid interest is payable in full on June 14, 2009.

Notes Receivable - Development Projects

At January 31, 2009, we had notes receivable, net of allowances, of $1.7 million related to the development of gaming/entertainment projects, which were issued April 30, 2006. Effective November 25, 2008, through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we sold our 40% interest in Buena Vista Development, LLC (BVD) to B.V. Oro, LLC (BVO) which is owned by our former partner and related parties for $16 million cash and a $4 million receivable from BVD which is due no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians. This receivable bears interest at a rate of prime plus 1% and is guaranteed by BVO.  In addition the Company is entitled to a 5% carried interest in the Class B membership interest.  Effective November 25, 2008, the Company has no continuing rights or interests as a member of BVD.

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

Note 6.   Assets Held for Sale

On May 12, 2008, the Company entered into a settlement agreement with Clay County Holdings, Inc. (“CCH”), Service Interactive, Inc. (“SI”) and Restaurant Connections, International (“RCI”).  The settlement agreement terminated CCH and SI’s respective debts to the Company, which combined totaled approximately $4.6 million, and dismissed our collection lawsuits against CCH and SI in the District Courts of Harris County, Texas. In exchange, RCI issued a promissory note in the amount equal to the combined principal and interest owed to the Company by CCH and SI, CCH cancelled the promissory note from RCI in the amount of $4 million and RCI issued a new note to CCH in amount of $57,000. In addition, the Company increased its ownership in RCI from 34% to 56% and appointed a majority of the Board of Directors. On July 31, 2008, RCI sold its principle asset, International Restaurant of Brazil, for $5.5 million.  On August 12, 2008, the Company received $4.7 million from RCI as payment in full of the outstanding note and accrued interest. Remaining RCI assets are immaterial and therefore have not been consolidated as of January 31, 2009.  RCI was dissolved on February 11, 2009.

Note 7.   Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 27,
	2009	2008

$15.55 million promissory note, 10% interest, maturing June 30, 2010	$10,000,000	$15,550,000
Less: current maturities	-	-
Total long-term financing obligations	$10,000,000	$15,550,000

The $15.55 million promissory note matures June 30, 2010.  The interest rate on the note is fixed for the term at 10%.  On December 15, 2008, we repaid $5.55 million from the funds of the BVD sale.  On March 5, 2009, we repaid $4.0 million of the promissory note from restricted cash held in the project fund.

Note 8.   Stock-Based Compensation

Adoption of SFAS 123(R)

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS No. 123(R)"), using the modified prospective transition method. Under this transition method, share-based compensation cost recognized in the three and nine months ended January 31, 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. We recognize compensation expense for stock option awards and time-based restricted stock awards on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Performance-based restricted stock awards are recognized as compensation expense based on the fair value of our common stock on the date of grant, the number of shares ultimately expected to vest and the vesting period. We did not grant any stock options during the three months ended January 31, 2009. For the nine months ended January 31, 2009 we granted 5,000 stock options of which 1,666 immediately vested, 1,667 vest in one year with the remaining 1,667 vesting two years from issuance. Total share-based compensation expense included in our Consolidated Statements of Operations for the three and nine months ended January 31, 2009 and January 27, 2008 are presented in the following table:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	January 31, 2009		January 27, 2008

Stock options	$32,919	$170,346	$170,225	$395,261
Less: Related tax benefit	-	-	-	-
Total share-based compensation expense, net of tax	$32,919	$170,346	$170,225	$395,261

 SFAS No. 123(R) requires that cash flows resulting from the benefits of tax deductions in excess of recognized compensation cost be classified as financing cash flows.

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”) which expired on January 18, 2009, was discretionary and provided for the granting of awards, including options for the purchase of our common stock and for the issuance of stock appreciation rights, restricted and/or unrestricted common stock and performance stock awards to our directors, officers, employees and independent contractors. The number of shares of common stock reserved for issuance under the Stock Option Plan was 3,250,000 shares, and at January 31, 2009, no shares were available for grant. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	The incentive stock option plan allowed for the issuance of up to 3.25 million stock options

•	For stock options, the exercise price of the award must equal the fair market value of the stock on the date of grant, and the maximum term of such an award is ten years

The Committee had only awarded stock options and restricted stock under the plan. Our practice had been to issue new shares upon the exercise of stock options. Stock option rights granted prior to fiscal year 2006 under the plan generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 3, 5 or 10 year terms and are exercisable in three or five equal annual installments, with some option grants providing for immediate vesting for a portion of the grant.

 On March 3, 2009, the Company filed a definitive proxy statement pursuant to Section 14(a) of the Securities and Exchange Act of 1934 to notify shareholders of a special meeting to be held on April 14, 2009, to approve the Company’s proposed 2009 Equity Incentive Plan.

A summary of activity under the Company’s share-based payment plans for the nine months ended January 31, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 27, 2008	1,334,000	$3.93
Granted	5,000	1.14
Exercised	-	-
Forfeited or expired	(198,000)	9.88

Outstanding at January 31, 2009	1,141,000	$2.88	4.0	$-

Exercisable at January 31, 2009	745,993	$3.55	4.1	$-

As of January 31, 2009, there was a total of $102,512 of unamortized compensation related to stock, which cost is expected to be recognized over a weighted-average period of 1.1 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

	Nine Months Ended
	January 31, 2009	January 27, 2008

Expected volatility	87.8%	82.7%
Expected term	2.5	2.5
Expected dividend yield	-	-
Risk-free interest rate	2.35%	3.75%
Forfeiture rate	-	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Note 9. Comprehensive Income

Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	January 31, 2009	January 27, 2008	January 31, 2009	January 27, 2008
Net income (loss)	$(466,778)	$26,954,639	$(2,914,180)	$26,892,984
Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale, net of tax	—	—	(9,460)	2,000
Comprehensive income (loss)	$(466,778)	$26,954,639	$(2,923,640)	$26,894,984

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Three Months Ended		Nine Months Ended
	January 31, 2009	January 27, 2008	January 31, 2009	January 27, 2008

Numerator:
Basic and Diluted:
Net income (loss) available to common stockholders	$(466,778)	$26,954,639	$(2,914,180)	$26,892,984

Denominator:
Basic weighted average number of common shares outstanding	12,939,130	12,939,130	12,939,130	12,939,130
Dilutive effect of common stock options and warrants	—	—	—	7,268
Diluted weighted average number of common shares outstanding	12,939,130	12,939,130	12,939,130	12,946,398

Loss per share:
Net income (loss) per common
share - basic	$(0.04)	$2.08	$(0.23)	$2.08
Net income (loss) per common
share - diluted	$(0.04)	$2.08	$(0.23)	$2.08

For the three and nine months ended January 31, 2009 and January 27, 2008, potential dilutive common shares issuable under options of 1,141,000 and 1,662,732, respectively, were not included in the calculation of diluted earnings per share as they were below the closing market price as of January 31, 2009, and therefore anti-dilutive.

At January 31, 2009 and January 27, 2008, due to the current market value of the Company’s common stock, the Company had 0 and 7,268 of common stock equivalents that were deemed to be dilutive.

Note 11.   Segment Reporting

We operate in two business segments (i) gaming and (ii) non-gaming. The gaming segment for the three and nine months ended January 31, 2009 consists of Colorado Grande Casino and Buena Vista Development. For the three months ended January 27, 2008, the gaming segment also includes IC-BH and Route 66 Casinos.  For the nine months ended January 27, 2008 the gaming segment also included American Racing through June 14, 2007.

Summarized financial information for our reportable segments is shown in the following table. The “non-gaming” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended January 31, 2009
	Gaming	Non-Gaming	Totals

Net revenue	$1,370,451	$—	$1,370,451
Segment loss	(706,467)	(772)	(707,239)
Segment assets	15,946,486	3,627,467	19,573,953
Depreciation and amortization	161,433	1,252	162,685
Additions to property and equipment	—	—	—
Interest expense, net (includes amortization)	242,838	—	242,838
Income tax benefit	240,199	262	240,461

	As of and for the Three Months Ended January 27, 2008
	Gaming	Non-Gaming	Totals

Net revenue	$1,412,279	$—	$1,412,279
Segment income before income taxes	35,153,102	3,785	35,156,887
Segment assets	37,790,295	3,749,503	41,539,798
Equity investment:
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
Buena Vista Development Company, L.L.C	160,937	—	160,937
Depreciation and amortization	173,172	1,887	175,059
Additions to property and equipment	39,050	—	39,050
Interest expense, net (includes amortization)	979,947	—	979,947
Income tax expense	(8,201,365)	(883)	(8,202,248)
Earnings from Isle of Capri-Black Hawk, L.L.C.	917,737	—	917,737
Loss from Buena Vista Development Company, L.L.C.	(4,027)	—	(4,027)
Earnings from Sunrise Land and Mineral Corporation	—	4,237	4,237

	As of and for the Nine Months Ended January 31, 2009
	Gaming	Non-Gaming	Totals

Net revenue	$4,488,460	$—	$4,488,460
Segment loss	(4,404,765)	(10,659)	(4,415,424)
Segment assets	15,946,486	3,627,467	19,573,953
Depreciation and amortization	506,857	4,171	511,028
Additions to property and equipment	167,038	—	167,038
Interest expense, net (includes amortization)	314,538	—	314,538
Income tax benefit	1,497,620	3,624	1,501,244
Loss from Buena Vista Development Company, L.L.C.	(7,863)	—	(7,863)

	As of and for the Nine Months Ended January 27, 2008
	Gaming	Non-Gaming	Totals

Net revenue	$5,222,498	$33,805	$5,256,303
Segment income before income taxes	35,092,454	40,694	35,133,148
Segment assets	37,790,295	3,749,503	41,539,798
Equity investment:
Route 66 Casinos, L.L.C.	4,509,183	—	4,509,183
Buena Vista Development Company, L.L.C	160,937	—	160,937
Depreciation and amortization	572,972	6,467	579,439
Additions to property and equipment	158,564	—	158,564
Interest expense, net (includes amortization)	2,554,356	—	2,554,356
Income tax expense	8,230,620	9,544	8,240,164
Earnings from Isle of Capri-Black Hawk, L.L.C.	4,860,613	—	4,860,613
Loss from Buena Vista Development Company, L.L.C.	(10,231)	—	(10,231)
Loss from American Racing and Entertainment, L.L.C.	(840,368)	—	(840,368)
Earnings from Sunrise Land and Mineral Corporation	—	51,401	51,401

Reconciliation of reportable segment assets to our consolidated totals is as follows:

January 31,
2009

Total assets for reportable segments	$19,573,953
Cash and restricted cash not allocated to segments	25,314,233
Deferred Tax Asset	3,386,970
Total assets	$48,275,156

Note 12. Other Assets

Other assets consist of the following at January 31, 2009 and April 27, 2008, respectively:

	January 31, 2009	April 27, 2008
Accrued interest receivable	$112,867	$4,904,564
American Heritage settlement agreement	1,597,183	1,597,183
BVO receivable (see Note 5)	4,000,000	—
Deferred loan issue cost, net	182,515	278,570
Other assets	$5,892,565	$6,780,317

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented and disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 27, 2008 filed on Form 10-K with the Securities and Exchange Commission.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the state of Colorado. Historically, we have relied upon our equity investment in IC-BH for the majority of our earnings and cash flow. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH. In addition, we previously owned a 40% interest in American Racing, which developed racing facilities which offer harness racing and VLTs to its gaming customers in upstate New York. Our interest decreased to 15.67% due to lack of liquidity to meet certain cash call commitments. On June 14, 2007, we sold our membership interest in American Racing.  On January 27, 2008 we sold our 43% equity investment in ICBH.  Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $1.37 million and $1.41 million for the three months ended January 31, 2009 and January 27, 2008, respectively.

When compared to the three months and nine month periods ended January 27, 2008, the three month period ended January 31, 2009 was impacted by the following items:

- Elimination of earnings in our unconsolidated affiliate, IC-BH;

- Elimination of losses in our unconsolidated affiliate, American Racing;

- Gain on the sale of our 40% interest in BVD;

- Decreased earnings from the Colorado Grande Casino;

- Management fees from SunCruz ; and

- Reduced corporate, legal and interest expenses.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2009 AND JANUARY 27, 2008

Net revenues. Net revenues decreased 3%, or $42,000, for the three month period ended January 31, 2009 compared to the period ended January 27, 2008. Net casino revenues from the Colorado Grande decreased approximately $285,000 due to Colorado implementing a smoking ban effective January 1, 2008, the addition of a new casino in our market as of June, 2008, and the general economic downturn.  In November, 2008, the state passed a bet limit initiative which will allow $100 gaming limits, craps, roulette and 24 hour gaming, subject to local vote.  Cripple Creek voters passed the initiative on December 16, 2008. The approval of the bet limit initiative by local voters requires the Colorado regulatory agencies to write rules and regulations pertaining to the changes.  As a result it is anticipated that implementation of the bet limit initiative will not occur before July 2009.  Offsetting the casino revenue decrease, we earned management fees of $243,000 from Ocean Casinos as a result of signing a management agreement November 11, 2008.  The agreement extends through December 31, 2010.  Our promotional allowances increased 2.0%, or $6,000 for the three month period ended January 31, 2009 compared to the period ended January 27, 2008.

Total operating expenses. Total operating expenses decreased 58% or $3,100,000, for the three month period ended January 31, 2009 compared to the period ended January 27, 2008.  This was primarily due to the $2.4 million impairment of notes receivable and accrued interest related to a development project during the three months ended January 27, 2008.  The remainder included  decreased marketing expenses of $158,000 due to the temporary downturn of casino business at the Colorado Grande, $81,000 decrease in legal expense as the result of lower legal costs related to litigation, and $402,000 lower corporate expense due to our continued efforts to reduce staffing and expenses, which includes a $272,000 reduction in payroll due to staff reductions and stock options expenses as well as an $118,000 reduction in professional and audit fees.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates decreased 100.00%, or $918,000, for the three month period ended January 31, 2009 compared to the three month period ended January 27, 2008. The decrease is primarily due to the sales of our interest in IC-BH in January, 2008 and American Racing in June 2007.  We are currently not recording any earnings from unconsolidated affiliates after the sale of our interest in Buena Vista in December, 2008.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable and investments. Interest expense decreased 72%, or $832,000, for the three month period ended January 31, 2009 compared to the three month period ended January 27, 2008. The decrease is primarily due to a significantly lower weighted average debt balance. Interest income decreased 76%, or $366,000, for the three month period ended January 31, 2009 compared to the three month period ended January 27, 2008. The decrease is primarily due to our decision to write off the note to LaJolla Development as of the end of fiscal 2008, after August 12, 2008 no longer recording interest on the RCI note, and only accruing interest for $4 million on the BVD receivable versus the $14.8 million note previously. Amortization of loan issue cost was $32,000 and $303,000 for the three month periods ended January 31, 2009 and January 27, 2008, respectively.

Net income (loss). Net income (loss) was ($467,000) and $27,000,000 for the three month periods ended January 31, 2009 and January 27, 2008, respectively. The decrease of $27.5 million is primarily related to the $39.2 million pre-tax gain on the sale of ICBH,  elimination of $0.9 million of earnings from IC-BH, an income tax benefit of $0.2 million versus a tax expense of $8.2 million all offset by reduced corporate and legal expenses of $0.5 million, and net interest expense of $0.7 million.  The effective tax rate for the three month periods ended January 31, 2009 and January 27, 2008 was a benefit of (34.0%) and 23.3%, respectively. The decrease in the effective tax rate is due to our pretax loss for the three months ended January 31, 2009.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2009 AND JANUARY 27, 2008

Net revenues. Net revenues decreased 14.6%, or $768,000, for the nine month period ended January 31, 2009 compared to the nine month period ended January 27, 2008. Net casino revenues from the Colorado Grande decreased $971,000 due to Colorado implementing a smoking ban effective January 1, 2008, the addition of a new casino in our market as of June, 2008, and the general economic downturn.  In November, 2008, a bet limit initiative which will allow $100 gaming limits, craps, roulette and 24 hour gaming, subject to local vote.  Cripple Creek voters passed the initiative on December 16, 2008. The approval of the bet limit initiative by local voters requires the Colorado regulatory agencies to write rules and regulations pertaining to the changes.  As a result it is anticipated that implementation of the bet limit initiative will not occur before July 2009.  This was offset by an increase in management fees of $203,000 for the nine month period ended January 31, 2009 compared to the prior year.

Total operating expenses. Total operating expenses decreased 26.1% or $3,169,000, for the nine month period ended January 31, 2009, compared to the nine month period ended January 27, 2008. During the nine months ended January 31, 2009, operating expenses, excluding write-offs, decreased $1,922,000 due to our continued efforts to reduce staffing and expenses. The primary areas decreased have been corporate expenses by $1,073,000, legal expenses by $421,000 and marketing expenses by $300,000.

Earnings (loss) from unconsolidated affiliates. Earnings (loss) from unconsolidated affiliates decreased 100.1%, or $4.1 million, for the nine month period ended January 31, 2009 compared to the nine month period ended January 27, 2008. This is due primarily to the sale of ICBH in January, 2008 and American Racing in June 2007.

Interest income (expense), net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense decreased 67.2%, or $2.3 million, for the nine month period ended January 31, 2009 compared to the nine month period ended January 27, 2008. The decrease is primarily due to a lower weighted average debt balance. Interest income decreased 40.1%, or $606,000, for the nine month period ended January 31, 2009 compared to the nine month period ended January 27, 2008. The decrease is primarily due to our decision to write off the $1.5 million note receivable due from the La Jolla Development at the end of fiscal 2008, the collection of the $4.6 million note from RCI in August 2008, and only accruing interest for $4 million on the BVD receivable versus the $14.8 million note previous. Amortization of loan issue costs was $96,000 and $645,000 for the nine month periods ended January 31, 2009 and January 27, 2008, respectively.

Net income (loss). Net income (loss) was $(2.9 million) and $26.9 million for the nine month periods ended January 31, 2009 and January 27, 2008, respectively. The decrease of $30 million is primarily related to the recording of a pre-tax $40.5 million gain on the sale of ICBH in January 2008 and American Racing in June 2007, decreased casino earnings of $0.6 million, elimination of $4.1 million of earnings from IC-BH and American Racing, all offset by $1.5 million of reduced corporate and legal expenses, reduced net interest expense of $2.3 million, and recording a $1.5 million tax benefit versus an $8.2 million tax expense for the nine month periods ended January 31, 2009 and January 27, 2008, respectively.
.
Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 31, 2009 and January 27, 2008:

	Nine Months Ended
	January 31,	January 27,
	2009	2008
Net cash provided by (used in):
Operating activities	$(4,330,235)	$(5,043,728)
Investing activities	23,807,033	53,303,865
Financing activities	(5,558,878)	(41,739,622)

Operating activities. Net cash used in operating activities during the nine month period ended January 31, 2009 decreased by $0.7 million compared to the nine month period ended January 27, 2008. The improvement is mainly due to improved operating results excluding non-recurring gains on sales and write offs or impairment of assets..

Investing activities. Net cash provided by investing activities during the nine month period ended January 31, 2009 decreased by $29.5 million compared to the nine month period ended January 27, 2008. The decrease of funds provided is primarily due to our prior year receipt of $66.8 million from the sales of ICBH and American Racing offset by the establishment of the $13 million Project Fund compared to $16 million received from the sale of BVD, $4.6 million from the sale of RCI, $1.1 million received from the notes on the sale of American Racing, and $3 million from the maturity of restricted cash, and the $1 million certificate of deposit that was released in the American Racing sale.

Financing activities. Net cash used in financing activities during the nine month period ended January 31, 2009 decreased $36.2 million compared to the nine months ended January 27, 2008.  This is primarily due to the prior year repayment of $46 million of credit facility and other term loans compared to $5.6 million repaid in the current year.  We incurred no new debt during the nine months ended January 31, 2009.  The Company did not make any loans to affiliates during the nine months ended January 31, 2009.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- earnings from consulting and management services;
- earnings from owned casino operations;
- disposition of non-gaming related assets;
- debt service requirements;
- capital requirements related to acquisitions;
- capital requirements related to expansion of existing casino facility;
- obtaining funds via long-term debt instruments;
- working capital requirements; and
- raising capital through equity offerings.

At January 31, 2009, outstanding indebtedness was $10 million which is not due until June 30, 2010. On March 5, 2009, we repaid $4.0 million of the indebtedness from restricted cash held in the project fund. Historically, tax distributions from IC-BH, distributions from Dry Creek Casino, L.L.C. of our portion of the credit enhancement fees from River Rock Casino and loan repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. We no longer receive cash flow from these sources. In addition to cash flow expected to be generated from the Colorado Grande Casino, we are generating cash from current management contracts and we will continue to sell non-core assets until cash flow is generated from future acquisitions and additional management contracts.

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

On January 27, 2008, we sold our ownership interest in IC-BH to our partner for $64.6 million in cash. On the same date we repaid $38.8 million of the Credit Facility. In addition, from proceeds of the sale, a $13.0 million Project Fund was established towards future acquisitions. The remaining funds were made available to pay transaction fees, income taxes and fund our continuing operations.  On December 15, 2008, we repaid $5.55 million of our senior debt resulting in $3.0 million of the project funds were released for general corporate use.

Our plan is to divest of our non-core assets and use the proceeds to pay operating expenses or debt or, reinvest the funds into acquisition opportunities where we will have an equity position and long term management contracts.

On January 31, 2009, excluding restricted cash of $10.0 million, we had cash and cash equivalents of $15.3 million. The restricted cash is the Project Fund referred to above.

Our Consolidated Financial Statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting our non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, if we are unable to repay or refinance our long-term debt due on June 30, 2010 and, if we are unable to acquire operations that generate positive cash flow, we would be required to curtail our activities to a pace that cash resources could support which may require a restructuring of our debt or selling core assets of the Company.

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

Item 4.   Controls and Procedures

As described in more detail in our Form 10-K filed on July 28, 2008, we identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in connection with our preparation of our tax provision and related disclosures. As a result of this material weakness, as of April 27, 2008, our disclosure controls and procedures were not effective. We have taken steps to improve the effectiveness of our disclosure controls and procedures in an effort to rectify the weakness by the end of the quarter ended January 31, 2009. As a part of our fiscal year end closing procedures, we plan to have a review performed by an external firm to evaluate the effectiveness of our disclosure controls and procedures. Until such time, our Chief Executive Officer and Chief Financial Officer have continued the previous conclusion that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We have outlined a number of initiatives, as discussed below, that we believe will remediate this material weakness in fiscal year 2009.

-	performance of a more in-depth and comprehensive review of the tax provision computation, and
-	engagement of outside advisors to assist in the preparation of and or review of our tax provision and related disclosures.

There have not been any changes in our internal control over financial reporting during the three months ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 11, 2009

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