Form 10-K
period 2009-04-30
NEVADA GOLD & CASINOS INC
filed 2009-07-09
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for fiscal year ended April 30, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission File No. 001-15517
Nevada Gold & Casinos, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

50 Briar Hollow Lane, Suite 500W, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.12 par value	New York Stock Exchange Alternext U.S.

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes ☒ No

As of June 22, 2009 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $1.30, as reported on the New York Stock Exchange, was $16,820,869.

As of June 30, 2009, the registrant had 12,939,130 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 30, 2009 are incorporated by reference into Part III of this report.

NEVADA GOLD & CASINOS, INC.
TABLE OF CONTENTS

i

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

ii

Part I

Item 1.  Business

Overview

Nevada Gold & Casinos, Inc., a Nevada corporation, was formed in 1977 and, since 1994 has been primarily a gaming company involved in financing, developing, owning and operating gaming projects.

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

In November 2007 we signed a Purchase and Sale Agreement to acquire the Horizon Casino and Hotel in Vicksburg, Mississippi from Tropicana Entertainment. In December 2007, we submitted our application for approval by the Mississippi Gaming Commission to become a licensed gaming operator in Mississippi. In May 2008, Tropicana Entertainment filed a petition for bankruptcy reorganization and we were informed by the staff at the Mississippi Gaming Commission that it would not move on a recommendation on our application until the bankruptcy court approved the proposed sale. Talks related to the acquisition ended September 17, 2008.  Refundable deposits were collected in December, 2008, and unrecoverable costs were written off as of October 31, 2008.

In January 2009 we signed a letter of intent to purchase three mini-casinos in Washington State, the Crazy Moose-Pasco, Crazy Moose-Mountlake Terrace, and Coyote Bob-Kennewick.  On May 12, 2009, the sale closed.  See Note 19 of our Consolidated Financial Statements.

Native American Gaming Project.

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development”) which is developing a casino for a Native American tribe in Amador County, California.  Effective November 25, 2008, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., we sold our 40% interest in Buena Vista Development, L.L.C (BVD) to B.V. Oro, L.L.C. (BVO), which is owned by our former partner and related parties for $16 million cash and a $4 million receivable from BVD which is due no later than two years after the opening of a gaming/entertainment facility to to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable bears interest at the rate of prime plus 1% and is guaranteed by BVO.  In addition we are entitled to a 5% carried interest in the Class B membership interest.

Management Agreements.

Effective November 2008, the Company has a management contract with Oceans Casino Cruises, Inc., owner of SunCruz Casinos. The contract extends to December 31, 2010.

We also have real-estate interests in Colorado which are currently offered for sale.

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

Objective and Strategies

Our primary business objective is to increase long-term returns to shareholders through appreciation in the value of our common shares. To achieve this objective, we intend to grow our assets and our earnings by following three business strategies:

-	enhancing the return from, and the value of, the gaming properties in which we own interests;
-	acquiring or developing additional gaming properties;

-	assisting in finding financing, developing and/or managing of, or providing consulting services to gaming projects.

Current Commercial Casino Projects

The Colorado Grande Casino-Cripple Creek

On April 25, 2005, we acquired the Colorado Grande Casino located in Cripple Creek, Colorado, from IC-BH for $6.5 million. The Colorado Grande Casino is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a casino with approximately 195 slot machines, no table games, a restaurant and 44 parking spaces. In 2005 we invested approximately $2.0 million to upgrade the facility and purchase new gaming equipment in order to maximize the earnings potential of the property.  In November 2008, Colorado passed Amendment 50 which effective July 2, 2009, increases bet limits from $5 to $100, permits craps, roulette, poker, blackjack, and other table games, allows 24 hour gaming, and lower gaming tax rates.  To take advantage of this and remain competitive in the market, we are investing an additional $600,000 in the property to provide blackjack, roulette, house-banked poker, and a food outlet on the casino floor.

Cripple Creek is 40 miles west of Colorado Springs, Colorado, which is 65 miles south of Denver, Colorado. We believe that the Cripple Creek market attracts customers primarily from Colorado Springs, Pueblo, Fort Carson and smaller areas south of Denver.

Previous Commercial Casino Projects

Isle of Capri Black Hawk, L.L.C

We owned 43% of IC-BH which owned two casinos in Black Hawk, Colorado. Isle (ISLE:NASDAQ) owned the remaining 57% of IC-BH. Isle operated the casinos under a management agreement with IC-BH for a management fee based upon a percentage of the revenues and operating profit of the casinos. IC-BH’s gaming properties were the Isle of Capri-Black Hawk Casino and the Colorado Central Station Casino-Black Hawk.

On January 27, 2008, we sold our interest in IC-BH to our partner, Isle, for $64.6 million. Our percentage of the financial results of IC-BH have been reflected as part of equity in earnings of unconsolidated subsidiaries through January 27, 2008.

American Racing and Entertainment, L.L.C.

On June 14, 2007, we sold our 15.67% membership interest in American Racing to our partners, Southern Tier Acquisition II LLC and Oneida Entertainment LLC. The Company received three payments totaling $4.3 million for its membership interest: $2.1 million cash was received upon closing, $1.1 million was received in June 2008 and $1.1 million was received in June 2009. The transaction also included the July 12, 2007 release of a certificate of deposit of approximately $1.1 million previously pledged by us on behalf of American Racing. The following is a background discussion of the project.

American Racing owns Tioga Downs, in Nichols, New York and Vernon Downs, located in Vernon, New York. We acquired a 50% interest in American Racing in November 2005. An additional member was added to American Racing in March, 2006 and our interest was reduced to 40%. During fiscal 2007, the Company elected to discontinue making additional capital contributions to American Racing due to a lack of liquidity to meet the cash call commitments. As a result, our ownership percentage in American Racing declined from 40% to 15.67% as of June 14, 2007.

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

Native American Casino Projects

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

On May 4, 2005, we, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in BVD in exchange for an approximately $14.8 million loan and an equity investment of approximately $200,000.   Our initial 20% ownership interest in BVD increased by five percentage points at the end of every six month period the loan remained outstanding, up to a maximum of an additional 20%, for a total of 40%.  At April 27, 2008, we owned a 40% interest in BVD.

Effective November 25, 2008, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., we sold our 40% interest in BVD to BVO, which is owned by our former partner and related parties, for $16 million cash and a $4 million receivable from BVD which is due no later than two years after the opening of a gaming/entertainment facility to to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable bears interest at the rate of prime plus 1% and is guaranteed by BVO.  In addition we are entitled to a 5% carried interest in the Class B membership interest

We cannot predict the future performance of the casino. We expect the casino’s primary market to include Sacramento and Stockton, California. In this market, the casino will most directly compete with the Jackson Rancheria Casino located in Jackson, California, approximately 10 miles from the proposed Buena Vista Casino, the Cache Creek Casino located approximately 45 miles northwest of Sacramento, Thunder Valley Casino located a few miles northeast of Sacramento and the Shingle Springs Casinos located just east of Sacramento on Highway 50.

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

The multi-phase project was planned to be developed on the La Jolla Indian Reservation in Pauma Valley, California. The first phase would include the construction of a casino with approximately 349 slot machines, 12 table games, dining facilities and parking. Subsequent phases may include an expanded casino, a hotel, RV-park, additional restaurants and other entertainment venues. We agreed to advance certain pre-development expenses of the first phase of the project up to $1.5 million. Under the Transaction Documents, we agreed to assist the Tribe in obtaining third party financing for the project.

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

Other Casino Projects

Route 66 Casino; Albuquerque, New Mexico

We owned a 51% interest in Route 66 which we accounted for using the equity method. We received no cash distributions from the Route 66 Casinos venture. Our portion of the earnings of the Route 66 Casinos venture was estimated and recorded based on available financial information. In April 2008, we signed a settlement agreement with American Heritage, Inc. and Fred Gillman, the principal of American Heritage, Inc. (“The Gillmann Group”). Per the agreement, The Gillmann Group paid us $1 million on May 1, 2008, $1.3 million on June 2, 2008 and is obligated to pay us $2.3 million by April 15, 2010.  The agreement also provides collateral that can be attached if full payment is not timely received.  See Note 17 to the accompanying Consolidated Financial Statements for a discussion of our accounting for the settlement agreement and our former investment in this joint venture.

Management Contracts

Oceans Casino Cruises, Inc.

On November 10, 2008, the Company signed a contract to manage the SunCruz Casinos for Oceans Casino Cruises, Inc. The contract extends to December 31, 2010. The Company will receive a base fee of $1.0 million annually plus an incentive fee based on a minimum threshold to be established annually.

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

The Gaming Commission is empowered to issue five types of gaming and related licenses. To operate our Colorado casino we are required to maintain a retail gaming license, which must be renewed each year, and the Colorado Commission has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities will be limited accordingly. The Colorado Casinos’ licenses are renewable annually, subject to continued compliance with gaming regulations. The failure or inability of the Colorado Grande-Cripple Creek (the "Colorado Casino"), or the failure or inability of others associated with the Colorado Casino to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

The Colorado Casino must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. It also must not exceed specified gaming square footage limits as a total of each floor and the full building may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 or older to gamble in the casino. It may permit slot machines, blackjack and poker, with a maximum single bet of $5.00.  Effective July 2, 2009, the maximum bet limit has been increased to $100, casinos may operate 24 hours daily and additional types of table games are permitted, such as craps and roulette.  No Colorado Casino may provide credit to its gaming patrons.

The Colorado Constitution permits a gaming tax of up to 20% on adjusted gross gaming proceeds, and authorizes the Gaming Commission to change the rate annually. The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $5 million, 9% over $5 million up to and including $8 million, 11% over $8 million up to and including $10 million, 16% over $10 million up to and including $13 million and 20% on adjusted gross proceeds in excess of $13 million.

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

Native American Gaming

Although it may seek new agreements, the Company does not currently operate gaming facilities on behalf of any Native American tribe nor is it receiving compensation pursuant to any consulting, financing or advisory agreement.  Reference is made to “Native American Casino Projects” above.

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

NG Washington, LLC.  Through our wholly-owned subsidiary, NG Washington LLC, we have signed a Purchase and Sale Agreement in January 2009, to acquire three mini casinos in Washington State. We have escrowed $0.5 million as a deposit and spent additional funds for licensing  and other matters pertaining to the acquisition.  On May 12, 2009, the sale closed.  See Note 19 of our Consolidated Financial Statements.

Employees

As of April 30, 2009, we employed 81 people.

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

The principal challenge facing the Company is the necessity to obtain financing in order to expand gaming operations, generate cash flow, and service debt obligations. There can be no assurance that such financing will be obtained.

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

Effective March 1, 2008, our $55 million revolving credit facility was replaced by a $15.6 million interest only promissory note which matures on June 30, 2013.

As of April 30, 2009, we had $6.0 million of indebtedness outstanding. Although we have substantially reduced our debt, our indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

Our ability to fund our gaming operations will depend on our ability to generate cash flow from our gaming operations and borrow or refinance a minimum of $6.0 million by June 30, 2013. Our ability to generate sufficient cash flow to satisfy our debt obligations will depend on our future operating performance that is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt obligations, we will need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. These measures may not be available to us or, if available, they may not be sufficient to enable us to satisfy our obligations and may restrict our ability to pay operating expenses. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations or fund our gaming operations.

We face significant competition from other gaming operations that could have a material adverse effect on our future operations.

There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. We compete with numerous casinos of varying quality and size in market areas where our properties are located. The gaming business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities in the immediate and surrounding market areas. If our competitors operate more successfully, if competitors' properties are enhanced or expanded, or if additional casinos are established in and around locations in which we conduct business, we may lose market share. The expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

We are subject to extensive governmental gaming regulation that could adversely affect us. We could be prevented from  pursuing future development projects due to changes in the laws, regulations and ordinances (including tribal or local laws) that apply to gaming facilities or the inability of us or our key personnel, significant shareholders or joint venture partners to obtain or retain gaming regulatory licenses.

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

The Company has a receivable that is projected to be collected within fiscal year 2010. This asset pertains to a settlement agreement. If the Company is not able to collect or monetize this asset timely then the lack of such collection may have a negative impact on the Company’s projected cash flow. The occurrence of monetizing our recorded assets could have a material adverse effect on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations.

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

The opening of any facility will be contingent upon, among other things, the receipt of all regulatory licenses, permits, approvals and authorizations, the completion of construction and the hiring and training of sufficient personnel. The scope of the approvals to construct and open a casino is extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such casino.

No assurance can be given that development activities will begin or will be completed, or that the budget for such a project will not be exceeded, or that we will have the continuing support of the community.

In addition, the regulatory approvals necessary for the construction and operation of casinos are often challenged in litigation brought by government entities, citizens groups and other organizations and individuals. Such litigation can significantly delay the construction and opening of casinos.

Major construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, and unanticipated cost increases. Delays or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening of any casino development. In addition, once developed, no assurances can be given that we will be able to manage the casino on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the operation profitable.

With each project, we are subject to the risk that our investment may be lost if the project cannot obtain adequate financing to complete development and open the casino successfully. In some cases, we may be forced to provide more financing than originally planned in order to complete development, increasing the risk to us.

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

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

Office Lease. We currently lease approximately 6,110 square feet of office space in Houston, Texas. We moved into the office space on November 15, 2007. The lease expires March 31, 2011. The total monthly rental for this office space is currently $8,700.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended April 30, 2009, the Company held a special meeting of shareholders for the purpose of approving the 2009 Equity Incentive Plan (the “Plan”).  At the meeting held on April 14, 2009 in Houston, Texas, the shareholders approved the Plan.

Part II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Exchange Alternext U.S. under the symbol UWN. The following table sets forth the high and low sales prices per share of the common stock for the last two fiscal years.

	Fiscal Years Ended
	April 30, 2009		April 27, 2008
	High	Low	High	Low

First Quarter	$1.34	$1.02	$2.79	$1.88
Second Quarter	1.29	.53	2.05	1.09
Third Quarter	.89	.38	1.69	1.09
Fourth Quarter	.84	.66	1.59	1.08

Holders of Common Stock

As of May 20, 2009, we had approximately 4,751 shareholders of record.

Dividends

We have not paid any dividends during the last three fiscal years and our current policy is to retain earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2009 including the 1999 Stock Option Plan and the 2009 Equity Incentive Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders (such grants, the “Non-Plan Grants”).

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (C)

Equity Compensation Plans Approved by Security Holders	1,136,000	$2.54	1,725,000
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	1,136,000	$2.54	1,725,000

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 500,000 shares to our stock buyback program. In fiscal year 2006, we announced another increase of 900,000 shares to our stock buyback program. Under this program, we repurchased 54,200 and 942,000 shares of our common stock for an average price of $8.03 and $10.38 per share during fiscal years ended April 29, 2007 and April 30, 2006, respectively. During the years ended April 30, 2009 and April 27, 2008, we made no repurchases of our common stock.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company’s stockholders during the five-year period ended April 30, 2009, as well as an overall stock market index (NYSE Arca Major Market Index) and the Company’s peer group index (Dow Jones US Gambling Index):

ASSUMES $100 INVESTED ON MAR. 31, 2005
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING APRIL 30, 2009

Item 6.  Selected Financial Data

       Not required for smaller reporting companies.

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

Change in Fiscal Year

On April 28, 2008, we changed our fiscal year to end on April 30th rather than the last Sunday in April.  We previously ended our fiscal year on the last Sunday in April due to our previous relationship with IC-BH and Isle which used this year end.  As a result, fiscal year 2009 began on April 28, 2008 and will end April 30, 2009.  We believe this fiscal year creates more comparability to other companies in the casino industry.  Fiscal year 2008 commenced on April 29, 2007 and ended on April 27, 2008.  There are no factors, seasonal or otherwise, that would impact the comparability of information or trends

Equity Method of Accounting

Our previous investments in IC-BH, American Racing, RCI, Buena Vista Development and Route 66  Sunrise were accounted for using the equity method of accounting because the investment gave us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We recorded our equity in the income or losses of our investees using the same reporting periods as presented, except we reported our equity in income or losses one month in arrears for RCI and American Racing (which had a calendar fiscal year), and one month in arrears for Buena Vista Development and Sunrise (which had a fiscal year end of March 31).   Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that were not currently reportable or deductible for federal income tax purposes.

We utilized the equity method of accounting for our 51% interest in Route 66 Casinos because the operating activities of the joint venture were controlled by the minority venturer. We were involved in legal proceedings with the minority venturer in Route 66 Casinos in which the minority venturer asserted that the operating agreement governing the venture was void and unenforceable. We assessed whether this circumstance indicated utilization of the cost method of accounting for this investment was appropriate and concluded that the equity method best reflected the underlying nature of our investment. The operating agreement provided that all material decisions of the joint venture were made by the members, including us, on a unanimous basis. We believed the operating agreement to be binding and enforceable on the venture and our joint venture partner and, therefore, we concluded that we had significant influence over the affairs of the venture.

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

We amortize capitalized development costs of Oceans Casino Cruises, Inc. (“SunCruz”), over the contractual two-year term of the management contract. Each month we recognize as expense a percentage of our capitalized development costs determined by dividing actual accrued costs incurred with the procurement of the contract divided over the life of the contract. We believe this method is appropriate because it provides income and expenses over the term of the contract. We receive a monthly management fee from SunCruz as well as reimbursement for any reasonable expenses incurred.

Goodwill and Other Intangibles

In connection with our acquisition of the Colorado Grande casino on April 25, 2005, we have goodwill with an indefinite useful life of $5.5 million. Statement of Financial Accounting Standards ("SFAS") No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually, or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal year 2009 and determined that the goodwill was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to its carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Asset and Investment Impairments

We apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Accounting Principles Board Opinion (“APB”) No. 18, "The Equity Method of Accounting for Investments in Common Stock," to account for asset and investment impairments. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold. Based upon this policy, we reduced our investment in Horizon Casino Vicksburg by $1.2 million as of April 30, 2009, and in fiscal year 2008, we reduced our investment in Sunrise Land & Minerals Corporation (“Sunrise”) by $100,000, reduced a note receivable and related accrued interest from Big City Capital by $2.3 million and wrote-off $1.9 million of notes receivable, related accrued interest and our equity investment in the La Jolla gaming development project as of April 27, 2008.

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

Revenue Recognition

We record revenues from management fees, interest on notes receivable and royalties on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectibility is reasonably certain.

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

	Fiscal Year Ended
	April 30, 2009	April 27, 2008
Food and beverage	$595,499	$652,705
Other	5,994	8,616
Total cost of complimentary services	$601,493	$661,321

Accrued Jackpot Liability

      We accrue jackpot liability as games are played under a matching concept of coin-in.

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

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2009, we did not record any accrued litigation liability.

Restatement

As discussed in Item 9A, the Company did not maintain effective control over financial reporting as it relates to its tax provision as of April 27, 2008. To mitigate the material weakness, management has engaged a tax expert to assist in preparation and review of the Company’s tax provision during 2009. As a result of the new control in place, management identified an error in prior year tax provision; accordingly, the following items in the previously reported consolidated financial statements are restated.

Consolidated Statement of Operations:

	Year ended April 27, 2008
	Originally
	Reported	Adjustment	As Restated

Deferred tax benefit	$(1,885,726)	$1,000,000	$(885,726)
Net income	23,707,802	(1,000,000)	22,707,802
Earnings per share - basic	1.83	(0.08)	1.75
Earnings per share - diluted	1.83	(0.08)	1.75

Consolidating Balance Sheet:

	April 27, 2008
	Originally
	Reported	Adjustment	As Restated

Deferred tax assets	$1,885,726	$(1,000,000)	$885,726
Retained earnings	29,401,890	(1,000,000)	28,401,890

All footnotes, where applicable, have been adjusted to confirm to this restatement.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Florida. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH.  Our business strategy will continue to focus on gaming projects but with a greater emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs and our profitability can be expected to increase. Our net revenues were $5.9 million, and $6.7 million for fiscal years 2009 and 2008, respectively.

We held investments in various unconsolidated affiliates which were accounted for using the equity method of accounting. Our principal equity method investees were gaming facilities.. As of April 30, 2009, we have no unconsolidated affiliates. Our net ownership interest, investments in and our earnings from  unconsolidated affiliates are as follows (see Note 5 to our Consolidated Financial Statements):

					Earnings (Loss)
	Net Ownership Interest		Investment		Fiscal Years Ended
Unconsolidated affiliates:	April 30, 2009	April 27, 2008	April 30, 2009	April 27, 2008	April 30, 2009	April 27, 2008
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	-	-	$-	$-	$-	$4,860,613
American Racing and Entertainment, L.L.C. (2)	-	-	-	-	-	(840,368)
Buena Vista Development Company, L.L.C. (3)	-	40	-	154,969	(7,863)	(16,200)
Sunrise Land and Mineral Corporation (4)	-	-	-	-	-	51,401
Restaurant Connections International, Inc. (5)	-	34	- -	-	-	-
Total investments in unconsolidated affiliates			$-	$154,969

Total earnings (loss) from unconsolidated affiliates					$(7,863)	$4,055,446

(1)	Separate financial statements for this entity are included herein. On January 27, 2008, we sold our ownership interest in IC-BH to the ISLE.
(2)	On June 14, 2007, we sold our ownership interest to two of our partners.
(3)	Effective November 25, 2008, we sold our interest for $16 million cash and a $4 million receivable to our partner and related parties.
(4)	This asset was sold as of January 8, 2008 to our partner.
(5)
Investment in RCI was reduced to zero in fiscal year 2000. This asset was held for sale as of April 27, 2008. We increased our ownership from 34% to 56% effective May 16, 2008.  This asset was sold July 31, 2008.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows (see Note 5 to the Consolidated Financial Statements):

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2009	April 27, 2008	April 30, 2009	April 27, 2008
	(Percent)
Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,437,932
NG Washington, LLC (2)	100	-	617,071	-
Nevada Gold Vicksburg, LLC (3)	100	100	-	2,191,899
Other (4)			128,953	215,663
Total investments– development projects			$4,183,956	$5,845,494

(1)	Acquisition and development costs incurred for 270 acres of real property in the vicinity of Black Hawk, Colorado.
(2)	Refundable deposits and license costs incurred for three mini-casinos in Washington State.
(3)	Deposit and acquisition costs related to acquisition of Horizon Casino/Hotel in Vicksburg, Mississippi.
(4)	Development costs incurred for other development projects.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the fiscal years ended April 30, 2009  and April 27, 2008:

	Fiscal Years Ended
	April 30,	April 27,
	2009	2008
		(Restated)
Revenues:
Casino	$5,356,885	$6,636,652
Food and beverage	1,395,130	1,414,423
Other	49,366	101,203
Management fees	493,382	40,174
Gross revenues	7,294,763	8,192,452
Less promotional allowances	(1,426,511)	(1,459,539)
Net revenues	5,868,252	6,732,913
Operating expenses:
Casino	1,750,014	1,935,791
Food and beverage	614,779	674,961
Marketing and administrative	2,485,881	2,900,887
Facility	362,009	377,608
Corporate expense	4,366,670	5,001,190
Legal expenses	403,694	871,428
Depreciation and amortization	627,618	743,783
Write-off of notes receviable related to gaming projects	-	4,026,893
Impairment of equity investment	-	308,350
Write-off of project development cost	1,215,383	-
Other	145,018	67,439
Total operating expenses	11,971,066	16,908,330
Operating loss	(6,102,814)	(10,175,417)
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	(7,863)	4,055,446
Gain on sale of equity investees and assets	403,388	40,715,552
Interest income	975,490	2,007,898
Interest expense	(1,307,296)	(3,864,552)
Amortization of loan issue costs	(128,266)	(764,329)
Loss on extinguishment of debt	-	(203,160)
Income (loss) before income tax expense (benefit)	(6,167,361)	31,771,438
Income tax expense (benefit)
Current	(2,265,155)	9,949,362
Deferred and change in valuation allowance	285,930	(885,726)
Total income tax expense (benefit)	(1,979,225)	9,063,636

Net income (loss)	$(4,188,136)	$22,707,802

Per share information:
Net income (loss) per common share - basic	$(0.32)	$1.75
Net income (loss) per common share - diluted	$(0.32)	$1.75

Basic weighted average number of shares outstanding	12,939,130	12,939,130
Diluted weighted average number of shares outstanding	12,939,130	12,945,151

Comparison of Fiscal Years Ended April 30, 2009 and April 27, 2008

Net revenues. Net revenues for fiscal year 2009 decreased 12.8%, or $ .9 million, to $5.9 million compared to fiscal year 2008. Net casino revenues from Colorado decreased $1.3 million due to Colorado implementing a smoking ban effective January 1, 2008, the addition of a new casino in our market as of June, 2008, and the general economic downturn.  In November, 2008, a bet limit initiative which allows $100 gaming limits, craps, roulette and 24 hour gaming was passed by Colorado voters followed by Cripple Creek voters on December 16, 2008.  The approval of the bet limit initiative by local voters required the Colorado regulatory agencies to write rules and regulations pertaining to the changes.  As a result, implementation of the bet limit initiative did not occur until July 2, 2009.  The reduction in Colorado was offset by an increase in management fees of $.5 million compared to the prior year.

Total operating expenses. Total operating expenses for fiscal year 2009 decreased 29.2%, or $5.0 million, to $12.0 million compared to fiscal year 2008.  Operating expenses, excluding write-offs and impairments, decreased $1.8 million due to our continued efforts to reduce staffing and expenses.  Operating expenses at our Colorado Grande Casino decreased $0.7 million, or 11.5%, due to our continued efforts to reduce staffing, marketing, and other expenses due to reduced revenues caused by the January 1, 2008 enactment of a smoking ban in casinos, the introduction of a new casino in our market, and the general economic downturn.. We experienced a $.6 million decrease or 12.7% less corporate expense primarily due to a $.4 million decrease of  payroll expenses and a $.2 million decrease in rent expense from the moving of the Corporate office.  Legal expenses for fiscal year 2009 decreased 53.7%, or $0.5 million, to $0.4 million compared to fiscal year 2008. The decrease is primarily due to hiring an in-house general counsel in an effort to prepare legal documents internally and a reduction in litigation activity.  Write-off of notes receivable related to gaming projects of $4.0 million and impairment of equity investment of $0.3 million both decreased to $0 compared to fiscal year 2008.  Write off of project development costs increased 100%, or $1.2 million compared to 2008.  Our only write off in 2009 was the project development costs related to the purchase of the Horizon Casino in Vicksburg, Mississippi.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates for fiscal year 2009 decreased 100.2%, or $4.0 million, to a loss of $8,000, compared to fiscal year 2008  This is primarily due to the sale of IC-BH in January, 2008 and American Racing in June, 2007.  As a result of the sale of our interest in BVD, we are no longer recording any earnings from unconsolidated affiliates.

Interest expense, net. Interest expense, net consists of a net balance of interest expense, loss on extinguishment of debt and amortization of loan issue cost, offset by interest income. Interest expense for fiscal year 2009 decreased 66.2%, or $2.6 million, to $1.3 million compared to fiscal year 2008. The decrease is primarily due to the repayment of approximately $9.6 million of debt during fiscal 2009. Interest income for fiscal year 2009 decreased 51.4%, or $1.0 million, to $1.0 million compared to fiscal year 2008. The decrease is primarily due to a lower weighted average notes receivable balance and the sale of the BVR note of $14.8 million. Amortization of loan issue cost was $128,000 and $764,000 for fiscal years 2009 and 2008, respectively.

Other non-operating income and expenses. During fiscal year 2008, we recorded a $39.6 million gain related to the sale of our interest in IC-BH and a $1.3 million gain related to the sale of our interest in American Racing, offset by losses on abandonment of $128,000 and a loss on the sale of Sunrise of $72,000, compared to gains of $.4 million related to the sale of our development and loan agreement with BVR in 2009.

Net (loss) income. Fiscal year 2009 reflects a net loss of $4.2 million compared to a net income of $22.7 million for fiscal year 2008. The decrease of $26.9 million is primarily related to the $40.9 million gains on the sales of ICBH and American Racing in 2008, decreased net revenues of $.9 million, elimination of $4.1 of earnings from IC-BH and American Racing, offset by $1.1 million reduction in Corporate and Legal expenses, reduction of $2.4 million in net interest expense, reduction of $3.1 million in write offs, a $0.7 million reduction of casino expenses, $11.0 million reduction of income tax expense, and a $0.4 million gain on sale of equity investments. The effective tax rate for fiscal years 2009 and 2008 was (32.1)% and 28.5%, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for fiscal years 2009 and 2008:

	Fiscal Years Ended
	April 30, 2009	April 27, 2008
		(Restated)
Cash provided by (used in):
Operating activities	$(5,507,059)	$(12,559,597)
Investing activities	$27,507,309	$52,914,899
Financing activities	$(9,562,019)	$(41,762,549)

Operating activities. Net cash used in operating activities during fiscal year 2009 decreased $7.1 million compared to fiscal year 2008 mainly due to decreased net income of $26.9 million, a decrease of stock option expense of $.2 million, a decrease in write-offs and impairments of $3.1 million, reduction of distributions from unconsolidated affiliates by $2.6 million, changes in operating assets and liabilities, deferred income tax expense and amortization of deferred loan issue costs, of $4.2 million net, mainly due to $3.6 million of income tax payments in 2009, offset by a net reduction of $40.3 million of equity investment gains and the $4.1 million of earnings of unconsolidated affiliates recorded in 2008.

Investing activities. Net cash provided by investing activities during fiscal year 2009 decreased to $27.5 million compared to $52.9 million provided during fiscal year 2008. The $25.4 million decrease is primarily due to $50.8 million decrease of proceeds from sale of assets compared to 2008, offset by an increase of $5.7 million of collections of notes receivable, a $12.0 million investment in restricted cash in fiscal 2008 compared to a release of restricted cash of $7.0 million during fiscal 2009 and a decrease of $1.5 million of investments in development projects compared to 2008.

Financing activities. Net cash used in financing activities was $9.6 million for fiscal year 2009 compared to $41.8 million net cash used in financing activities for fiscal year 2008. During fiscal year 2009, we repaid a net $9.6 million of our credit facility compared to a net $39.6 to our credit facility and $2.1 million repaid on our term loans in fiscal year 2008.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;
- cash flow from acquisitions;
- management contracts;
- working capital requirements;
- obtaining funds via long-term subordinated debt instruments;
- debt service requirements;  and
- disposition of non-gaming related assets.

At April 30, 2009, outstanding indebtedness was $6.0 million which is not due until June 30, 2013. Historically, tax distributions from IC-BH, monetizing non-core assets, and repayments from affiliates have been sufficient to satisfy our current debt obligations and working capital needs. We no longer receive cash flow from these sources. In addition to cash flow expected to be generated from the Colorado Grande Casino and existing management contracts, we anticipate that cash flow from notes receivable and the recently acquired mini-casinos in Washington State will generate sufficient cash flow.

On June 14, 2007, we sold our membership interest in American Racing and Entertainment. We received $2.1 million cash and two notes for $1.1 million each. The notes bear interest of 5% and were paid on June 15, 2008 and 2009, respectively. On June 18, 2007, we used the proceeds from the sale of American Racing to repay $2.2 million of our previously held $55 million Credit Facility (“Credit Facility”). In addition to the cash received from the sale of American Racing, certificates of deposit of approximately $1.1 million pledged as collateral for a bank line of credit for American Racing was released to us on July 13, 2007.  We used $950,000 of the certificates of deposit proceeds to pay down the Credit Facility. On June 26, 2007, we drew down $1.0 million from the Credit Facility. In addition, in conjunction with the sale agreement we were indemnified by the purchasers in connection with the guarantees of approximately $11 million of debt or any other obligations of American Racing. On March 31, 2008, the $11 million debt was refinanced and the Company was released from being a guarantor.

We have continued to examine our corporate overhead. As a result, we have implemented several cost saving measures that have saved approximately $2.5 million of general and administrative expenses annually. These measures included the elimination of several senior level positions and a number of corporate staff positions which resulted in a 60% reduction in our corporate full time equivalents. These cost savings have continued during fiscal year 2009.

On January 27, 2008, we sold our ownership interest in IC-BH to our partner for $64.6 million in cash. On the same date we repaid $38.8 million of the Credit Facility. In addition, from proceeds of the sale a $13.0 million Project Fund was established and a $2.0 million deposit was escrowed in regards to our proposed acquisition of the Vicksburg Horizon Casino and Hotel in Vicksburg, Mississippi. The remaining funds were made available to pay transaction fees, income taxes and fund our continuing operations.

On July 31, 2008, RCI sold its principal asset, International Restaurants of Brazil, which consisted of 16 Pizza Huts in San Paulo, Brazil, for $5.5 million.  On August 12, 2008, the company received $4.7 million from RCI as payment in full of the outstanding note and accrued interest.

On December 15, 2008 the Company received $16 million in cash for our 40% ownership of BVD.  The cash and a $4 million receivable due no later than two years after the gaming/entertainment facility opens, paid in full the $14.8 million note receivable and accrued interest.

We have listed the 270 acres in Black Hawk, CO with a real estate broker. If the acreage is sold we will use the proceeds to pay operating expenses or debt or, reinvest the funds into acquisition opportunities.

On April 30, 2009, excluding restricted cash of $6.0 million, we had cash and cash equivalents of $13.8 million. The restricted cash is the Project Fund referred to above.

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

Indebtedness

Effective March 1, 2008, we entered into a $15.6 million loan agreement with our lender that replaced the $55.0 million Credit Facility with the same lender. The principal bears interest at 10.0% per annum and has a maturity date of June 30, 2010. The loan is secured by substantially all of our assets.  In fiscal year 2009, we repaid $9.6 million of Notes Payable. As of April 30, 2009, we had $6.0 million in outstanding debt under the loan agreement.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table sets forth estimates of our contractual obligations as of April 30, 2009 to make future payments in fiscal year 2010 through fiscal year 2014 and thereafter:

		Fiscal Year
Estimated Contractual Obligations:	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt (1)	$6,000,000	$—	$—	$—	$—	$6,000,000	$—
Estimated interest payments (2)	2,680,000	600,000	650,000	660,000	660,000	110,000	—
Operating lease commitments (3)	9,694,092	490,171	503,921	400,000	400,000	400,000	7,500,000
Other commitments(3)	—	—	—	—	—	—	—
Total	$18,374,092	$1,090,171	$1,153,921	$1,060,000	$1,060,000	$6,510,000	$7,500,000

(1)	See Notes 5 and 19 to our Consolidated Financial Statements in this Annual Report.
(2)	Estimated interest payments are based on the outstanding balance of our debt as of April 30, 2009.
(3)	See Note 16 to our Consolidated Financial Statement in this Annual Report.

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

New Accounting Pronouncements Issued But Not Yet Adopted

As of April 30, 2009, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.  The Company will assess the effect of the implementation of this pronouncement on the financial statements  as a result of the May 12, 2009 acquisition of three mini-casinos in Washington State.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," regarding an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for the Company's fiscal year beginning May 1, 2009. SFAS No. 161 relates specifically to disclosures, and is not expected to have a material impact on the Company's consolidated financial statements.

The Hierarchy of General Accepted Accounting Principles and The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. In June 2009, SFAS No. 162 was replaced by SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162”. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles recognized by FASB. SFAS No. 168 becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt SFAS No. 168 when it becomes effective. The adoption of SFAS No. 168 will have no material impact on the Company's consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 expands the disclosure requirements for subsequent events. SFAS No. 165 is effective for the Company's fiscal year beginning May 1, 2009. SFAS No.165 relates specifically to disclosures, and is not expected to have a material impact on the Company's consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management has concluded that the internal control over financial reporting was effective as of April 30, 2009.

(c)           Changes in Internal Control Over Financial Reporting.

A material weakness noted in our Form 10-K for the year ended April 27, 2008, is listed below:

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

To mitigate this material weakness, management has engaged a tax expert to assist in the preparation and review of the Company’s tax provision and related disclosures to ensure that they have been prepared consistent with the requirements of SFAS No. 109.  Management believes that by engaging this expert that this material weakness has been mitigated to a level of risk that the likelihood of material misstatement to occur would be deemed to be remote.

(d)	Report of Independent Registered Public Accounting Firm.

This annual report does not include an attestations report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only Management’s report in this annual report.

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

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.

Included in Part II of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2009 and April 27, 2008
Consolidated Statements of Operations for fiscal years ended April 30, 2009 and April 27, 2008
Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2009 and April 27, 2008
Consolidated Statements of Cash Flows for fiscal years ended April 30, 2009 and April 27, 2008
Notes to Consolidated Financial Statements

Consolidated Financial Statements of Isle of Capri Black Hawk, L.L.C.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of January 27, 2008
Consolidated Statement of Income for the fiscal year ended January 27, 2008
Consolidated Statement of Members' Equity for the fiscal year ended January 27, 2008
Consolidated Statement of Cash Flows for the fiscal year ended January 27, 2008
Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)  3. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001)

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002)

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004)

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007)

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the Company’s From 10-QSB filed August 14, 2002)

3.3	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s From 8-K filed July 27, 2007)

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A, file no. 333-79867)

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8, file no. 333-126027)

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8, file no. 333-158576)

10.1
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C. (filed previously as Exhibit 2.1 to the Company’s Form 8-K filed April 29, 2005)

10.2
Unit Purchase Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd., Casino America of Colorado, Inc. and Isle of Capri Casinos, Inc. dated November 13, 2007 (filed previously as Exhibit 10.5 to the Company’s Form 8-K filed November 13, 2007)

10.3
Purchase and Sale Agreement among Nevada Gold & Casinos, Inc. Nevada Gold NY, Inc., Southern Tier Acquisition, LLC and Oneida Entertainment LLC (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed June 21, 2007)

10.4	Purchase Agreement dated November 25, 2008 between Nevada Gold BVR, LLC and B.V. Oro, LLC (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 12, 2008)

10.5	Management Agreement dated November 10, 2008 between Nevada Gold & Casinos, Inc. and Oceans Casino Cruises, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2008)

10.6
Settlement Agreement and Release dated April 15, 2008 among Nevada Gold & Casinos, Inc., American Heritage, Inc. and Frederick C. Gillmann (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 16, 2008)

10.7
Asset Purchase Agreement dated March 12, 2009 among Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s, Inc. and Gullwing III, LLC, as sellers, and NG Washington, LLC, as purchaser (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2009)

10.8 (**)
Amended and Restated Credit Facility dated January 19, 2006 (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.15 to the Company's Form 8-K filed January 25, 2006)

10.9 (**)
Form of Guarantee of Credit Facility among Nevada Gold and Casinos, Inc., each of Black Hawk Gold, LTD, Gold River, LLC, Nevada Gold BVR, LLC, and Nevada Gold NY, Inc., and the Lender signing as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.16 to the Company’s Form 10-Q filed March 3, 2006)

10.10 (**)
    January 2006 Security Agreement dated January 19, 2006, by and between Nevada Gold & Casinos, Inc., its wholly-owned subsidiary, Black Hawk Gold, Ltd., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.17 to the Company’s Form 10-Q filed March 3, 2006)

10.11 (**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Black Hawk Gold, LTD, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.18 to the Company’s Form 10-Q filed March 3, 2006)

10.12 (**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold BVR, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.19 to the Company’s Form 10-Q filed March 3, 2006)

10.13 (**)
Commercial Pledge Agreement dated January 19, 2006 among Nevada Gold & Casinos, Inc., Gold River, LLC, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.20 to the Company’s Form 10-Q filed March 3, 2006)

10.14 (**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold NY, Inc., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.21 to the Company’s Form 10-Q filed March 3, 2006)

10.15
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated July 30, 2007 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 30, 2007)

10.16
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated October 12, 2007 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed October 15, 2007)

10.17
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated December 20, 2007 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2007)

10.18
Agreement Regarding Use of Proceeds of IC-BH Sale and Regarding Remaining Amount Due Under the Amended and Restated Credit Facility among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed November 13, 2007)

10.19
Amendment to the January 2006 Security Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed November 13, 2007)

10.20
Agreement Regarding Use of Proceeds from RCI/CCH Notes Receivable between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed November 13, 2007)

10.21	Promissory Note issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed November 13, 2007)

10.22	Agreement Regarding Loans effective March 1, 2008 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2008)

10.23
Amended and Restated Security Agreement effective March 1, 2008 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed June 17, 2008)

10.24
Schedule of Collateral, Notes, Security Interests and Ownership Interests effective March 1, 2008 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed June 17, 2008)

10.25	Promissory Note issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers effective March 1, 2008 (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed June 17, 2008)

10.26 (+)	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the Company’s Form 10-QSB, filed February 14, 2002)

10.27A (+)	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.27 to the Company’s Form 10-Q filed December 15, 2006)

10.27B (+)
Amendment to the Employment Agreement dated August 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to the Company’s Form 8-K filed August 31, 2007)

10.27C (+)
Amendment to the Employment Agreement dated October 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to the Company’s Form 8-K filed October 30, 2007)

10.27D (+)
Second Amendment to the Employment Agreement dated January 23, 2008 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 24, 2008)

10.28A (+)	Employment Agreement dated October 24, 2006 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to the Company’s Form 10-Q filed March 9, 2007)

10.28B(+)
First Amendment to the Employment Agreement dated April 14, 2008 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.24B to the Company’s Form 10-Q filed September 9, 2008)

10.29A (+)	Employment Agreement dated December 29, 2006 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to the Company’s Form 10-Q filed March 9, 2007)

10.29B (+)
First Amendment to the Employment Agreement dated April 14, 2008 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.25B to the Company’s Form 10-Q filed September 9, 2008)

10.29C (+)	Second Amendment to Employment Agreement between Nevada Gold & Casinos, Inc. and Ernest E. East dated June 8, 2009 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed June 8, 2009)

10.30 (+)	Separation Agreement and Release between Nevada Gold & Casinos, Inc. and H. Thomas Winn (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2007)

21.1(*)	Subsidiaries of the Company

23.1(*)	Consent of Independent Registered Public Accounting Firm

23.2(*)	Consent of Independent Registered Public Accounting Firm

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan, or arrangement.
*	Filed herewith.
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn
Chief Financial Officer

Date: July 07, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH A. JULIANO
Joseph A. Juliano	Chairman of the Board of Directors	July 07, 2009
/s/ WILLIAM J. SHERLOCK	Director
William J. Sherlock		July 07, 2009
/s/ WILLIAM G. JAYROE
William G. Jayroe	Director	July 07, 2009
/s/ FRANK CATANIA
Frank Catania	Director	July 07, 2009
/s/ FRANCIS M. RICCI
Francis M. Ricci	Director	July 07, 2009
/s/ WAYNE H. WHITE
Wayne H. White	Director	July 07, 2009
/s/ ROBERT B. STURGES	Director and Chief Executive Officer
Robert B. Sturges	(principal executive officer)	July 07, 2009

/s/ JAMES J. KOHN
James J. Kohn	EVP and Chief Financial Officer (principal financial officer and principal accounting officer)	July 07, 2009

Index to Consolidated Financial Statements
Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Consolidated Financial Statements of Isle of Capri Black Hawk, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2009 and April 27, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2009, and April 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As referred to in Note 20, the Company has elected to restate its consolidated financial statements for the year ended April 27, 2008 to correct an error related to deferred tax expense and liability.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2009 and April 27, 2008 and the results of their operations and their cash flows for the years ended April 30, 2009 and April 27, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 7, 2009

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets
.
	April 30,	April 27,
	2009	2008
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$13,834,544	$1,396,313
Restricted cash	6,000,000	13,014,000
Accounts receivable	12,342	2,313,593
Accounts receivable - affilates	—	57,359
Prepaid expenses	235,847	369,025
Income tax receivable	1,872,369	—
Notes receivable, current portion	1,100,000	1,100,000
Other current assets	46,444	54,446
Total current assets	23,101,546	18,304,736

Investments in unconsolidated affiliates	—	154,969
Investments in development projects	746,024	2,407,562
Investments in development projects held for sale	3,437,932	3,437,932
Notes receivable	—	1,100,000
Notes receivable - affiliates	—	3,521,066
Notes receivable - development projects, net of allowances	1,700,000	16,510,200
Goodwill	5,462,918	5,462,918
Property and equipment, net of accumulated depreciation of $2,408,595 and $1,808,883 at April 30, 2009 and April 27, 2008, respectively	1,091,549	1,327,275
Deferred tax asset	599,797	885,726
Other assets	5,915,220	6,780,317
Total assets	$42,054,986	$59,892,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$846,062	$1,097,277
Accrued interest payable	—	115,027
Other accrued liabilities	197,833	203,071
Taxes payable	—	3,911,475
Total current liabilities	1,043,895	5,326,850

Long-term debt, net of current portion	6,000,000	15,550,000
Other liabilities	44,487	56,505
Total liabilities	7,088,382	20,933,355

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,939,130 shares outstanding at April 30, 2009 and April 27, 2008, respectively	1,672,240	1,672,240
Additional paid-in capital	19,297,560	19,092,706
Retained earnings	24,213,754	28,401,890
Treasury stock, 996,200 shares at April 30, 2009 and April 27, 2008, respectively, at cost	(10,216,950)	(10,216,950)
Accumulated other comprehensive income	—	9,460
Total stockholders' equity	34,966,604	38,959,346
Total liabilities and stockholders' equity	$42,054,986	$59,892,701

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations

	Fiscal Years Ended
	April 30,	April 27,
	2009	2008
		(Restated)
Revenues:
Casino	$5,356,885	$6,636,652
Food and beverage	1,395,130	1,414,423
Other	49,366	101,203
Management fees	493,382	40,174
Gross revenues	7,294,763	8,192,452
Less promotional allowances	(1,426,511)	(1,459,539)
Net revenues	5,868,252	6,732,913

Operating expenses:
Casino	1,750,014	1,935,791
Food and beverage	614,779	674,961
Marketing and administrative	2,485,881	2,900,887
Facility	362,009	377,608
Corporate expense	4,366,670	5,001,190
Legal expenses	403,694	871,428
Depreciation and amortization	627,618	743,783
Write-off of notes receivable related to gaming projects	-	4,026,893
Impairment of equity investment	-	308,350
Write-off of project development cost	1,215,383	-
Other	145,018	67,439
Total operating expenses	11,971,066	16,908,330
Operating loss	(6,102,814)	(10,175,417)
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	(7,863)	4,055,446
Gain on sale of equity investees	403,388	40,715,552
Interest income	975,490	2,007,898
Interest expense	(1,307,296)	(3,864,552)
Amortization of loan issue costs	(128,266)	(764,329)
Loss on extinguishment of debt	-	(203,160)
Income (loss) before income tax expense (benefit)	(6,167,361)	31,771,438
Income tax expense (benefit)
Current	(2,265,155)	9,949,362
Deferred and change in valuation allowance	285,930	(885,726)
Total income tax expense (benefit)	(1,979,225)	9,063,636
Net income (loss)	$(4,188,136)	$22,707,802

Per share information:
Net income (loss) per common share - basic	$(0.32)	$1.75
Net income (loss) per common share - diluted	$(0.32)	$1.75

Basic weighted average number of shares outstanding	12,939,130	12,939,130
Diluted weighted average number of shares outstanding	12,939,130	12,945,151

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance at April 29, 2007	13,935,330	$1,672,240	$18,484,448	$5,694,088	$(10,216,950)	$7,460	$15,641,286
Comprehensive income:
Net income (restated)	—	—	—	22,707,802	—	—	22,707,802
Unrealized gain on securities available for sale, net of tax benefit	—	—	—	—	—	2,000	2,000
Comprehensive income (restated)							22,709,802
Stock options issued as severance			199,587	—	—	—	199,587
Stock based compensation	—	—	408,671	—	—	—	408,671
Balance at April 27, 2008 (restated)	13,935,330	$1,672,240	$19,092,706	$28,401,890	$(10,216,950)	$9,460	$38,959,346
Net loss	—	—	—	(4,188,136)	—	—	(4,188,136)
Unrealized loss on securities available for sale, net of tax benefit	—	—	—	—	—	(9,460)	(9,460)
Comprehensive loss			—				(4,197,596)
Stock based compensation	—	—	204,854	—	—	—	204,854
Balance at April 30, 2009	13,935,330	$1,672,240	$19,297,560	$24,213,754	$(10,216,950)	$-	$34,966,604

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	April 30,	April 27,
	2009	2008
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(4,188,136)	$22,707,802
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	627,618	743,783
Stock based compensation	204,854	408,671
Write-off of notes receivable and accrued interest		4,044,693
(Gain on settlement) write-off of project development costs	1,215,383	(14,500)
Impairment of equity investment	—	308,350
Amortization of deferred loan issuance costs	128,266	764,329
Gain on sale of equity investments, net	(403,388)	(40,715,552)
Distributions from unconsolidated affiliates	3,917	2,555,000
(Earnings) loss from unconsolidated affiliates	7,863	(4,055,446)
Loss on extinguishment of debt	—	203,160
Deferred income tax expense	285,930	(885,726)
Changes in operating assets and liabilities:
Receivables and other assets	1,043,587	(1,604,249)
Accounts payable and accrued liabilities	(4,432,953)	2,980,088
Net cash used in operating activities	(5,507,059)	(12,559,597)
Cash flows from investing activities:
Purchases of real estate and assets held for development	(803,499)	(2,303,208)
Advances on development projects held for sale	—	(3,979)
Equity investment in unconsolidated affiliates	(25,000)	—
Purchase of property and equipment	(167,038)	(154,520)
Investment in Colorado Grande expansion	(212,258)	—
Net proceeds from sale of fixed assets	—	30,533
Net proceeds from sale of equity investments, marketable securities and assets securities and assets	16,000,000	66,810,073
Net proceeds from sale of development projects	—	500,000
Collections of notes receivable	4,601,104	—
Collections of notes receivable - affiliates	1,100,000	—
(Investment in) release of restricted cash	7,014,000	(11,950,000)
Investment in certificate of deposit	—	(14,000)
Net cash provided by investing activities	27,507,309	52,914,899
Cash flows from financing activities:
Repayment on term loans	(9,550,000)	(46,037,549)
Proceeds from term loans	—	2,000,000
Borrowing on credit facilities, net	—	2,500,000
Deferred loan issuance costs	—	(225,000)
Payments on capital lease	(12,019)	—
Net cash used in financing activities	(9,562,019)	(41,762,549)
Net increase (decrease) in cash and cash equivalents	12,438,231	(1,407,247)
Cash and cash equivalents at beginning of period	1,396,313	2,803,560
Cash and cash equivalents at end of period	$13,834,544	$1,396,313

Supplemental cash flow information:
Cash paid for interest	$1,416,164	$3,498,078
Income tax payments	$3,638,421	$6,037,916

Non-cash investing and financing activities:
Equity investment conversion to accounts receivable	$1,035,000	$3,897,183
Extinguishment of guaranty with sale of American Racing	$—	$4,610,000
Stock options issued in settlement of severance obligation	$—	$199,587
Receivable issued to purchasers of unconsolidated affiliate	$—	$2,200,000
Unrealized gain (loss) on marketable securities	$(9,460)	$2,000
Capital leases	$—	$68,004
Investment in unconsolidated affiliate exchanged for forgiveness of accounts payable	$—	$284,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Notes to Consolidated Financial Statements

Note 1.  Background and Basis of Presentation

Background

Nevada Gold & Casinos, Inc. (the “Company”), a Nevada corporation, was formed in 1977 and since 1994, has primarily been a gaming company involved in gaming projects and gaming operations. Our gaming operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Florida. Our business strategy will continue to focus on gaming projects.

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

Note 2.  Change in Fiscal Year

On April 28, 2008, we changed our fiscal year to end on April 30th rather than the last Sunday in April.  We previously ended  our fiscal year on the last Sunday in April due to our previous relationship with IC-BH and Isle which used this year end. As a result, fiscal year 2009 began on April 28, 2008 ended April 30, 2009.  We believe this fiscal year creates more comparability to other companies in the casino industry and state revenue reporting.  Fiscal year 2008 commenced on April 30, 2007 and ended on April 27, 2008.  We believe that the twelve months ended April 30, 2009 and April 27, 2008 provide a meaningful comparison.  There are no factors, seasonal or otherwise, that would impact the comparability of information or trends.

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

Equity Method of Accounting

Restaurant Connections, Inc. (“RCI”), Buena Vista Development, Route 66 Casinos, L.L.C. (“Route 66”), Isle of Capri - Black Hawk (IC-BH”), American Racing and Entertainment, LLC (“American Racing”), and Sunrise Land and Mineral Corporation (“Sunrise”) were accounted for using the equity method of accounting because the investment gives us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist where we have an ownership interest in the investee of between 20% and 50%, although other factors such as the degree of ultimate control, representation on the investee's Board of Directors or similar oversight body are considered in determining whether the equity method of accounting is appropriate. We recorded our equity in the income or losses of our investees using the same reporting periods as presented, except we reported our equity in income or losses one month in arrears for RCI and American Racing (which have a calendar fiscal year), and one month in arrears for Buena Vista Development and Sunrise (which had a fiscal year end of March 31).   Deferred tax assets or liabilities are recorded for allocated earnings or losses of our equity investments that are not currently reportable or deductible for federal income tax purposes.

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

	April 30,	April 27,	Service Life
	2009	2008	in Years
Leasehold improvements	$333,431	$333,431	7-25
Gaming equipment	1,995,809	1,852,038	3-5
Furniture and office equipment	916,646	908,689	3-7
Land	42,000	42,000
Construction in Progress	212,258	-
	3,500,144	3,136,158
Less accumulated depreciation	(2,408,595)	(1,808,883)

Property and equipment, net	$1,091,549	$1,327,275

Deferred Loan Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the expected terms of the related debt agreements and are included in other assets on our consolidated balance sheets.

Goodwill and Other Intangible Assets

In connection with our acquisition of the Colorado Grande Casino on April 25, 2005, we have goodwill with an indefinite useful life of $5.5 million. SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives be tested for impairment annually, or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value. We completed an impairment test as required under SFAS No. 142 in the fourth quarter of fiscal year 2009 and determined that the goodwill was not impaired. For properties with goodwill with indefinite lives, this test requires the comparison of the implied fair value of each property to its carrying value. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions and represent our best estimates of the cash flows expected to result from the use of the assets and their eventual disposition. Changes in estimates or application of alternative assumptions and definitions could produce significantly different results.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 30, 2009 and April 27, 2008 was approximately $161,000 and $206,000, respectively.

Marketable Securities Available for Sale

Marketable securities consist of shares of publicly traded securities held by us. The marketable securities available for sale are primarily equity securities which we buy with the intention of holding as a long-term investment. These securities are carried at fair value with changes in fair value recorded in other comprehensive income in the stockholders’ equity section of our consolidated balance sheet. As of April 30, 2009 we had marketable equity securities available for sale at fair market value of $7,020. Unrealized gain (loss) of ($9,460) and $2,000 was recorded in the stockholders’ equity section for the years ended April 30, 2009 and April 27, 2008, respectively. In addition, in fiscal years 2009 and 2008, we realized no gains or losses on sales of equity securities classified as marketable securities available for sale.

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

Revenue Recognition

We record revenues from casino operations,  interest on notes receivable and management fees on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectibility is reasonably certain.

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. The Company records the redemption of coupons and points for cash as a reduction of revenue as they are earned. These amounts are included in promotional allowances in the accompanying consolidated statements of operations. The estimated cost of providing such complimentary services that is included in casino expense in the accompanying consolidated statements of operations was as follows:

	Fiscal Year Ended	Fiscal Year Ended
	April 30, 2009	April 27, 2008
Food and beverage	$595,499	$652,705
Other	5,994	8,616

Total cost of complimentary services	$601,493	$661,321

Accrued Jackpot Liability

We accrue jackpot liability as games are played under a matching concept of coin-in.

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

We adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), effective April, 30, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. Should interest and penalty be incurred as a result of a review of our income tax returns, we will record the interest and penalty in accordance with FIN 48.

Fair value of financial instruments

The recorded amounts of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, notes payable and debt, as presented in the consolidated financial statements, approximate fair value because of the maturity of these instruments.

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

Stock-Based Compensation

Effective May 1, 2006, the Company adopted SFAS No. 123(R), “Share-based Payment” (“SFAS No. 123(R)”). Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employee.” As permitted by SFAS No. 123(R), the Company has adopted the requirements of No. 123(R) using the modified prospective method. In accordance with the modified prospective method of adoption, the financial statement amounts for periods prior to May 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost.  Total stock-based compensation for the years ended April 30, 2009 and April 27, 2008 was $204,854 and $408,671, repectively.

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

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2009 and April 27, 2008, we did not record any accrued litigation liability.

Recent Accounting Pronouncements Issued

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year 2009), and interim periods within those years. The Company has assessed the effect of the implementation of this pronouncement on its financial statements and concluded that application of SFAS No. 157 does not materially change current practice.

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

New Accounting Pronouncements Issued But Not Yet Adopted
As of April 30, 2009, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.  The Company will assess the effect of the implementation of this pronouncement on the financial statements as a result of the May 12, 2009, acquisition of three mini-casinos in Washington State.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," regarding an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for the Company's fiscal year beginning May 1, 2009. SFAS No. 161 relates specifically to disclosures, and is not expected to have a material impact on the Company's consolidated financial statements.

The Hierarchy of General Accepted Accounting Principles and The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. In June 2009, SFAS No. 162 was replaced by SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162”. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles recognized by FASB. SFAS No. 168 becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt SFAS No. 168 when it becomes effective. The adoption of SFAS No. 168 will have no material impact on the Company's consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 expands the disclosure requirements for subsequent events. SFAS No. 165 is effective for the Company's fiscal year beginning May 1, 2009. SFAS No.165 relates specifically to disclosures, and is not expected to have a material impact on the Company's consolidated financial statements.

Note 4.  Restricted Cash

As a result of our sale of the Isle of Capri-Black Hawk, L.L.C. (see Note 5) we agreed with our senior lender to segregate $13,000,000 into a Project Fund to be used for future acquisitions.  In addition, we purchased a $14,000 certificate of deposit as collateral for an equivalent letter of credit we issued to our landlord related to our office lease.  The letter of credit matured on March 15, 2008 and the certificate of deposit matured on May 15, 2008 and was released to us at maturity.  As a result of debt repayments to our senior lender during fiscal year 2009, $7.0 million of the Project Fund was released, leaving $6.0 million restricted cash at April 30, 2009.

During fiscal year 2007, we pledged a $1,050,000 Certificate of Deposit to secure a $1.0 million operating line of credit for American Racing.  These funds were returned to us during fiscal year 2008 as part of our sale of our interest in American Racing when the underlying pledge obligation was released.

Note 5.  Investments in Unconsolidated Affiliates and Investments in Development Projects

We held investments in various unconsolidated affiliates which were accounted for using the equity method of accounting. Our principal equity method investees were gaming facilities. We had two equity investees RCI and Buena Vista Development Company, which were divested in fiscal 2009. During fiscal 2008, the Company divested itself of its other equity investments which were IC-BH, Route 66, American Racing and Sunrise. As of April 27, 2008, the amount of consolidated accumulated deficits which represented losses from our unconsolidated affiliates was approximately $1.4 million. Our net ownership interest, investments in and earnings (losses) from our unconsolidated affiliates are as follows:

					Earnings (Loss)
	Net Ownership Interest		Investment		Fiscal Years Ended
Unconsolidated affiliates:	April 30, 2009	April 27, 2008	April 30, 2009	April 27, 2008	April 30, 2009	April 27, 2008
	(Percent)
Isle of Capri - Black Hawk, L.L.C. (1)	—	—	$—	$—	$—	$4,860,613
American Racing and Entertainment,
L.L.C. (2)	—	—	—	—	—	(840,368)
Buena Vista Development Company,
L.L.C. (3)	—	40	—	154,969	(7,863)	(16,200)
Sunrise Land and Mineral Corporation (4)	—	—	—	—	—	51,401
Restaurant Connections International,
Inc. (5)	—	34	—	—	—	—
Total investments in unconsolidated affiliates			$-	$154,969

Total earnings (loss) from unconsolidated affiliates					$(7,863)	$4,055,446

(1)	Separate financial statements for this entity are included herein. On January 27, 2008, we sold our ownership interest in IC-BH to the ISLE.
(2)	On June 14, 2007, we sold our ownership interest to two of our partners.
(3)	Effective November 25, 2008, we sold our 40% interest for $16 million cash and a $4 million receivable to our partner and related parties.
(4)	This asset was sold as of January 8, 2008 to our partner.
(5)
Investment in RCI was reduced to zero in fiscal year 2000.  This asset was held for sale as of April 27, 2008.  We increased our ownership from 34% to 56% effective May 16, 2008.  The primary asset owned by RCI was sold on July 31, 2008.  RCI was dissolved in February, 2009.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2009	April 27, 2008	April 30, 2009	April 27, 2008
	(Percent)

Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,437,932
NG Washington, LLC (2)	100	-	617,071	-
Nevada Gold Vicksburg, LLC (3)	100	100	-	2,191,899
Other (4)			128,953	215,663
Total investments– development projects			$4,183,956	$5,845,494

(1)	Acquisition and development costs incurred for 270 acres of real property in the vicinity of Black Hawk, Colorado.
(2)	Refundable deposits and license costs incurred for three mini casinos in Washington State.
(3)	Deposit and acquisition costs related to acquisition of Horizon Casino/Hotel in Vicksburg, Mississippi.
(4)	Development cost incurred for other development projects.

Investments in Unconsolidated Affiliates

Isle of Capri - Black Hawk, L.L.C.

As of January 27, 2008 we sold our 43% interest in this equity investee and no longer have an ownership interest in the IC-BH. We sold our ownership interest to our partner, Isle of Capri Casinos, Inc. (“Isle”), for $64.6 million in cash and recorded a $39.6 million gain. Isle is now the 100% operating owner. We used the equity method of accounting to account for our investment in IC-BH. Our investment was stated at cost, adjusted for our equity in the undistributed earnings or losses of the project and for distributions we received. Our earnings from IC-BH totaled $4,860,613 for fiscal year 2008. During fiscal year 2008, we received tax distributions of $2,555,000. Our investment in IC-BH was $0 as of April 27, 2008.

Summarized financial information, as of and for the nine month period ended January 27, 2008, for IC-BH is presented below:

Period Ended
January 27, 2008
(in thousands)
Total Assets	$280,807
Total Liabilities	212,090

Gross Revenue	$141,685
Total Expenses	131,353
Income tax benefit	988
Net income	$11,320

Route 66 Casinos, L.L.C.

We were a 51% non-operating owner of Route 66. American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) was the 49% operating owner. We used the equity method of accounting to account for our investment in Route 66 Casinos. Our investment was stated at cost, adjusted for our undistributed earnings or losses of the project since inception. We did not record earnings from Route 66 Casinos for all of fiscal year 2009 or all of fiscal year 2008. During fiscal years 2009 and 2008, we did not receive any cash distributions from Route 66 Casinos. On March 28, 2008, the Company was awarded a judgement against the Gillman Group for which we will receive $4.6 million. We signed a Settlement Agreement with the Gillmann Group and related parties as of April 15, 2008 and ultimately sold our investment in Route 66 back to the Gillmann Group (See Note 17). As a result, our investment in Route 66 Casinos was $0 as of April 30, 2009 and April 27, 2008.

We received $1 million in May, 2008, and $1.3 million in June, 2008.  The remaining $2.3 million is due April 15, 2010 and we will book any gain at that time.

American Racing and Entertainment, L.L.C.

On June 14, 2007, we sold our 15.67% membership interest in American Racing to our partners, Southern Tier Acquisition II LLC and Oneida Entertainment LLC. The Company will receive three payments totaling $4.3 million for its membership interest: $2.1 million cash was received upon closing, $1.1 million was received in June 2008 and $1.1 million was received in June 2009. The transaction also included the July 12, 2007 release of a certificate of deposit of approximately $1.1 million previously pledged by us on behalf of American Racing.

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

Restaurant Connections International, Inc.

We were a founding shareholder of RCI, and owned a 34% interest in RCI as of April 27, 2008. RCI owned the sole Pizza Hut franchise in Sao Paulo, Brazil, giving RCI ownership and operation of 16 Pizza Hut restaurants in Sao Paulo, Brazil. We increased our ownership interest to 56% as of May 15, 2008.

Our 34% ownership of RCI was being accounted for using the equity method of accounting. Our investment in RCI was stated at cost, adjusted for our undistributed earnings or losses of RCI. RCI's earnings allocable to us for fiscal year 2008 totaled $121,600 which was not included in our statement of operations for fiscal year 2008. In accordance with the equity method of accounting, our investment account balance was reduced to zero in fiscal year 2000 and the remaining allocated loss of $617,200 incurred since April 1, 2000 has not been reflected in our financial statements, since we had no further funding obligations with respect to RCI, nor did we guarantee any of their obligations. This asset was held for sale and was  presented accordingly in our balance sheet as of April 27, 2008.

On May 12, 2008, the Company entered into a settlement agreement with Clay County Holdings, Inc. (“CCH”), Service Interactive, Inc. (“SI”) and Restaurant Connections, International (“RCI”).  The settlement agreement terminated CCH and SI’s respective debts to the Company, which combined totaled approximately $4.6 million, and dismissed our collection lawsuits against CCH and SI in the District Courts of Harris County, Texas. In exchange, RCI issued a promissory note in the amount equal to the combined principal and interest owed to the Company by CCH and SI, CCH cancelled the promissory note from RCI in the amount of $4 million and RCI issued a new note to CCH in amount of $57,000. In addition, the Company increased its ownership in RCI from 34% to 56% and appointed a majority of the Board of Directors. On July 31, 2008, RCI sold its principle asset, International Restaurant of Brazil, for $5.5 million.  On August 12, 2008, the Company received $4.7 million from RCI as payment in full of the outstanding note and accrued interest.  RCI was dissolved on February 11, 2009.

Investments in Development Projects

Gold Mountain Development, L.L.C.

Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C. (“Gold Mountain”), we own approximately 270 acres of real property in the vicinity of Black Hawk, Colorado which is located in an Environmental Protection Agency National Priorities list area. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 270 acres. We have listed this property with a real estate broker and therefore have reflected it as an asset that is held for sale. Our capitalized development costs were $3,437,932 as of April 30, 2009 and April 27, 2008. During fiscal year 2009 and 2008, we capitalized development costs of $0 and $3,979, respectively. No interest was capitalized in fiscal year 2009 or 2008. This asset is held for sale and has been presented accordingly in our balance sheets as of April 30, 2009 and April 27, 2008.

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

We sold Goldfield to Metallic on October 18, 2007. As a result of the sale we recorded a gain of $19,000. Prior to sale of the asset, royalty income was $33,805 for fiscal year 2008.

Note 6.  Notes Receivable

Notes Receivable

Southern Tier Acquisition II, LLC and Oneida Entertainment, LLC

On June 14, 2007, we sold our membership interest of American Racing to two of our former partners, Southern Tier Acquisition II, LLC (“Southern Tier”) and Oneida Entertainment , LLC (“Oneida”). At April 30, 2009, we had notes receivable of $550,000 from both Southern Tier and Oneida. The notes bear interest of 5% per annum. The notes receivable and accrued interest were paid in full on June 15, 2009.

Notes Receivable - Development Projects

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During fiscal 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. Also during fiscal 2008, we determined that our ability to collect a $1.4 million note receivable and $0.5 million of related accrued interest from the La Jolla Band Indian tribe had been impaired and was written off as of April 27, 2008.

At April 30, 2009, we had notes receivable of $1.7 million related to the development of gaming/entertainment projects, net of a $1.5 million allowance, of which $3.2 million is represented by notes receivable from Big City Capital.

The repayment of these loans and accrued interest will be largely dependent upon the ability to obtain financing at each development project and/or the performance of each development project.

Clay County Holdings, Inc. and Service Interactive, Inc.

On May 12. 2008, the Company entered into a settlement agreement with Clay County Holdings, Inc. (“CCH”), Service Interactive, Inc. (“SI”) and Restaurant Connections, International (“RCI”).  The settlement agreement terminated CCH and SI’s respective debts to the Company, which combined totaled approximately $4.6 million, and dismissed our collection lawsuits against CCH and SI in the District Courts of Harris County, Texas. In exchange, RCI issued a promissory note in the amount equal to the combined principal and interest owed to the Company by CCH and SI, CCH cancelled the promissory note from RCI in the amount of $4 million and RCI issued a new note to CCH in amount of $57,000. In addition, the Company increased its ownership in RCI from 34% to 56% and appointed a majority of the Board of Directors. On July 31, 2008, RCI sold its principal asset, International Restaurant of Brazil, for $5.5 million.  On August 12, 2008, the Company received $4.7 million from RCI as payment in full of the outstanding note and accrued interest.  RCI was dissolved in February, 2009.

Note 7.  Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations for the fiscal years ended April 30, 2009 and April 27, 2008 are as follows:

	April 30,	April 27,
	2009	2008

$15.55 million Promissory Note, 10%, maturing June 2013	$6,000,000	$15,550,000

Total	6,000,000	15,550,000
Less: current maturities	-	-
Long-term debt, less current maturities	$6,000,000	$15,550,000

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

The Promissory Note is secured by substantially all of our assets. In addition, we granted to the lender certain pledges and security interests in and to all of our interests in the equity securities of our subsidiaries. Amounts borrowed under the Promissory Note are guaranteed on a joint and several basis by certain of our wholly owned subsidiaries.  Such guarantees are full and unconditional. The subsidiary guarantors also granted certain pledges and security interests in certain of their assets.  Our deferred loan issue costs were $150,306 and $278,571 as of April 30, 2009 and April 27, 2008, respectively. Amortization of deferred loan issue costs was $128,266 and $764,329 for fiscal years 2009 and 2008, respectively. Both commitment fees and amortization of loan issue costs were charged to interest expense.

On July 7, 2009, the Company entered into an Amended and Restated Security Agreement (the “ARSA”), and supporting documents, with its principal lender which replaces its previous loan agreement with such lender. Pursuant to ARSA, the Company extended its long term debt in the principal amount of $6.0 million and granted a security interest in and pledged certain collateral. Interest payments on the amount owed will be made monthly at an annual rate of 10% through June 2010 and 11% thereafter, with the principal amount payable on or before June 30, 2013. Under the term of the ARSA, the $6.0 million may only be utilized for future acquisitions by the Company and may be repaid at any time without penalty.

The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

Fiscal Year Ending

2010	$-
2011	-
2012	-
2013	-
2014	6,000,000
$6,000,000

Note 8.   Acquisition

On May 12, 2009, we acquired three mini-casinos in Washington State.  See Note 19.

Note 9.   Income Taxes

Income taxes are provided for in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates. SFAS No. 109 also provides for the recording of a deferred tax asset for net operating loss carryforwards (“NOLs”). For fiscal year ended April 30, 2009, we have state NOLs of $1,420,084.

As of April 30, 2009 and April 27, 2008 we had deferred tax assets as a result of the future tax benefit attributable to timing differences, determined by applying the enacted statutory rate of 34.0% in 2009 and 35% in 2008. We recorded a deferred tax asset in connection with tax credit carryforwards and for compensation expense in connection with the issuance of stock options, and we recorded a deferred tax liability for allocated earnings of our equity investments that were not currently taxable for federal income tax purposes.

Deferred tax assets and liabilities at April 30, 2009 and April 27, 2008 are comprised of the following:

	April 30, 2009	April 27, 2008
		(Restated)
Deferred tax assets:
Net operating loss carryforwards	$39,746	$23,325
Fixed assets	583,401	600,442
Stock options	304,927	236,249
Impairment of note receivable and accrued interest	552,917	881,778
Total deferred tax assets	1,480,991	1,741,794
Deferred tax liabilities:
Equity in allocated earnings of equity investments	-	(81,090)
Revenue not recognized for tax reporting and other	(881,194)	(774,978)
Total deferred tax liabilities	(881,194)	(856,068)
Net deferred tax assets before valuation allowance	599,797	885,726
Valuation allowance	-	-
Net deferred tax assets	$599,797	$885,726

Reconciliations between the statutory federal income tax expense rate of 34% in 2009 and 35% in 2008 and our effective income tax rate as a percentage of income before income tax expense (benefit) is as follows:

	Years Ended
	April 30, 2009		April 27, 2008 (Restated)
	Percent	Dollars	Percent	Dollars

Income tax expense (benefit) at statutory federal rate	34.0	$(2,096,903)	35.0	$11,120,003
State taxes	0.8	(49,038)	2.0	624,000

Permanent differences:

Taxable Distribution of Route 66 earnings	—	-	—	—
Tax credit carryforwards	—	—	(0.9)	(275,530)
Return to provision (permanent true-up)	—	—	—	—
Current tax true-up	—	—	—	—
Change in valuation allowance and other	(2.7)	166,716	(7.6)	(2,404,837)
Effective income tax rate	32.1	$(1,979,225)	28.5	$9,063,636

Note 10.  Equity Transactions, Stock Option Plan and Warrants

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), provided for the granting of awards to our directors, officers, employees and independent contractors.  The Stock Option Plan expired in January, 2009 and was replaced with a new plan described below.  The number of shares of common stock reserved for issuance under the Stock Option Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions

On April 14, 2009, the shareholders of the Company approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”).  The number of shares with respect to which awards may be granted under the 2009 Plan is 1,750,000 shares.  The 2009 Plan is similar to the 1999 Stock Option Plan in most respects and continues to provide for awards which may be made subject to time based or performance based vesting.  Under the 2009 Plan the Committee is authorized to grant the following types of awards:

•	Stock Options including Incentive Stock Options (“ISO”)
•	Options not intended to qualify as ISO’s
•	Stock Appreciation Rights
•	Restricted Stock Grants.

To date, the Committee has only awarded stock options and restricted stock under both plans. Our practice has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to fiscal year 2006 under the Stock Option Plan generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 3, 5 or 10 year terms and are exercisable in three or five equal annual installments, with some options grants providing for immediate vesting for a portion of the grant.

A summary of activity under the Company’s share-based payment plans for the years ended April 30, 2009 and April 27, 2008 is presented below:

		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 29, 2007	880,000	$8.50
Granted	955,000	1.56
Exercised	-
Forfeited or expired	(501,000)	7.45

Outstanding at April 27, 2008	1,334,000	$3.93	4.20	$-

Exercisable at April 27, 2008	637,330	$6.25	3.54	$-

Outstanding at April 27, 2008	1,334,000	$3.93
Granted	30,000	0.78
Exercised	-
Forfeited or expired	(228,000)	10.45

Outstanding at April 30, 2009	1,136,000	$2.54	3.86	$-

Exercisable at April 30, 2009	765,992	$2.96	4.15	$-

The weighted-average grant-date fair value of options granted during the years ended April 30, 2009, and April 27, 2008 was $0.53,  and $.81, respectively. There were no stock options or warrants exercised during the years ended April 30, 2009, and April 27, 2008.  As of April 30, 2009, there was a total of $76,600 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average period of 1.0 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended	Year Ended
	April 30, 2009	April 27, 2008

Expected volatility	127.8%	84.2%
Expected term (years)	2.50	2.50
Expected dividend yield	-	-
Risk-free interest rate	1.40%	3.43%
Forfeiture rate	-	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for US Treasury instruments with maturities matching the relevant expected term of the award.

Significant option and warrant groups outstanding at April 30, 2009, and related weighted average exercise price and weighted average remaining contractual life information is as follows:

				Weighted
				Average
			Weighted	Remaining
	Options	Options	Average	Contractual
Grant Date	Outstanding	Exercisable	Exercise Price	Life (Years)
September 2004	70,000	70,000	$11.40	0.4
October 2006	100,000	100,000	$4.87	7.5
December 2006	26,000	26,000	$3.79	7.5
January 2007	30,000	30,000	$3.24	7.7
July 2007	200,000	50,000	$2.01	3.2
August 2007	360,000	239,998	$1.65	3.3
October 2007	25,000	25,000	$1.35	3.5
January 2008	225,000	150,000	$1.20	3.7
April 2008	70,000	46,666	$1.14	4.0
May 2008	5,000	3,328	$1.14	4.0
April 2009	25,000	25,000	$.71	5.0
Total	1,136,000	765,992	$2.96	4.2

Treasury Stock

We previously approved the repurchase of up to 200,000 shares of our common stock in the open market in September 2002 and June 2003. In fiscal year 2005, we announced an increase of 500,000 shares to our stock buyback program. In fiscal year 2006, we announced another increase of 900,000 shares to our stock buyback program. Under this program, we did not repurchase any shares during the fiscal years ended April 30, 2009 and April 27, 2008, respectively.

Note 11. Earnings Per Share

 The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Fiscal Year Ended
	April 30, 2009	April 27, 2008
		(Restated)
Numerator:
Basic:
Net income (loss) available to common stockholders	$(4,188,136)	$22,707,802
Diluted:
Net income (loss) available to common stockholders	$(4,188,136)	$22,707,802
Denominator:
Basic weighted average number of common shares
outstanding	12,939,130	12,939,130
Dilutive effect of common stock options and warrants		6,021
Diluted weighted average number of common shares
outstanding	12,939,130	12,945,151
Earnings (loss) per share:
Net income (loss) per common share – basic	$(.32)	$1.75
Net income (loss) per common share - diluted	$(.32)	$1.75

For fiscal years 2009 and 2008, potential dilutive common shares issuable under options of 1,136,000 and 1,327,979 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 12.  Other Assets

Other assets consisted of the following at April 30, 2009 and April 27,2008:

	April 30, 2009	April 27, 2008

Accrued interest receivable	$167,731	$4,904,564
American Heritage Receivable	1,597,183	1,597,183
BVO Receivable	4,000,000	—
Deferred loan issue cost, net	150,306	278,570
Other assets	$5,915,220	$6,780,317
The settlement agreement pertains to reclassing a portion of our equity investment in Route 66 after considering a $2.3 million intial reclass to accounts receivable for amounts allocated from our investment in Route 66.  This amount represents the remaining equity investment in Route 66 that is now considered a receivable. Per the settlement agreement executed in April 2008, the Gillmann Group is scheduled to pay us $2.3 million on or before April 15, 2010. We will record any gain upon receipt of the funds.  The BVO receivable bears interest at the rate of prime plus 1% and is guaranteed by BVO.

Note 13.  Segment Reporting

We operate in two major business segments (i) gaming and (ii) non-core. The gaming segment as of and for the fiscal year ended April 30, 2009, consists of the Colorado Grande Casino and Buena Vista Development.  The gaming segment as of and for the fiscal year ended April 27, 2008 also includes IC-BH, Route 66 Casino, and American Racing.

Summarized financial information for our reportable segments is shown in the following table. The “Non-Core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Fiscal Year Ended April 30, 2009
	Gaming	Non-Core	Totals

Gross revenues	$7,294,763	$—	$7,294,763
Segment loss	(6,150,243)	(17,118)	(6,167,361)
Segment assets	16,153,018	3,595,258	19,748,276
Depreciation and amortization	622,290	5,328	627,618
Additions to property and equipment	379,296	—	379,296
Interest expense	1,307,296	—	1,307,296
Interest income	975,490	—	975,490
Income tax benefit	(1,973,731)	(5,494)	(1,979,225)
Loss from Buena Vista Development, L.L.C.	(7,863)	—	(7,863)

	As of and for the Fiscal Year Ended April 27, 2008 (Restated)
	Gaming	Non-Core	Totals

Gross revenues	$8,158,647	$33,805	$8,192,452
Segment profit (loss)	31,883,391	(111,953)	31,771,438
Segment assets	35,142,093	3,733,503	38,875,596
Equity investment:
Buena Vista Development Company, L.L.C.	154,969	—	154,969
Depreciation and amortization	735,684	8,099	743,783
Additions to property and equipment	222,524	—	222,524
Interest expense	4,628,881	—	4,628,881
Interest income	2,007,898	—	2,007,898
Income tax expense (benefit)	9,095,574	(31,938)	9,063,636
Earnings from Isle of Capri-Black Hawk, L.L.C.	4,860,613	—	4,860,613
Loss from American Racing and Entertainment, L.L.C.	(840,368)	—	(840,368)
Loss from Buena Vista Development, L.L.C.	(16,200)	—	(16,200)
Earnings from Sunrise Land and Mineral Corporation	—	51,401	51,401

Reconciliation of reportable segment assets to our consolidated totals is as follows:

	April 30,	April 27,
	2009	2008
		(Restated)

Total assets for reportable segments	$19,748,276	$38,875,596
Cash not allocated to segments	19,834,544	14,410,313
Notes receivable not allocated to segments	—	5,721,066
Other assets not allocated to segments	2,472,166	885,726
Total assets	$42,054,986	$59,892,701

Note 14.  401(k) Plan

We have a 401(k) plan under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, we may make discretionary matching contributions of 100% of employee contributions up to 3% of employees' compensation and 50% of up to the next 2% of employees' compensation. Employees vest in Company contributions immediately. Our discretionary contributions for fiscal years 2009 and 2008, were $70,086 and $82,003, respectively.

Note 15.  Related Party Transactions

None.

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

The expected remaining future annual minimum lease payments as of April 30, 2009 are as follows:

Fiscal Years	Corporate Office Lease Payment	Colorado Grande Building Lease Payment	Total Lease Payment

2010	$103,921	$386,250	$490,171
2011	103,921	400,000	503,921
2012	—	400,000	400,000
2013	—	400,000	400,000
2014	—	400,000	400,000
Thereafter	—	7,500,000	7,500,000
	$207,842	$9,486,250	$9,694,092

Rent expense for our corporate office for fiscal years 2009 and 2008 was $106,021 and $213,027, respectively. Rent expense for Colorado Grande’s casino building was $252,013 and $344,875 for fiscal years 2009 and 2008, respectively.

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

As of April 30, 2009, the payment of $1.0 million due on May 1, 2008 and the payment of $1.3 million due on May 31, 2008 have been received.

Note 18. Quarterly Financial Information (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ended April 30, 2009 and April 27, 2008.

		Earnings	Income		Net income	Diluted
		(loss) from	(loss) before		(loss) applicable	earnings (loss)
		unconsolidated	tax benefit		to common	per common
	Net revenues	affiliates	(expense)		stockholders	share (b)
Consolidated Statements of Operations:	(in thousands, except per share amounts)
Fiscal Year ended April 30, 2009
Quarter ended July 31, 2008	$1,620	$(4)	$(1,331)		$(826)	$(0.06)
Quarter ended October 31, 2008	1,498	(4)	(2,377	)(a)	(1,621)	(0.13)
Quarter ended January 31, 2009	1,370	-	(707)		(467)	(0.04)
Quarter ended April 30, 2009	1,380	-	(1,752)		(1,274)	(0.09)
Fiscal Year ended April 27, 2008
Quarter ended July 29, 2007	$1,980	$1,190	$580		$542	$0.04
Quarter ended October 28, 2007	1,864	1,954	(604)		(604)	(0.05)
Quarter ended January 27, 2008	1,412	918	35,157	(c)	25,911	2.00
Quarter ended April 27, 2008 (Restated)	1,477	(7)	(3,362)		(3,142)	(0.24)

(a)         During the second quarter of fiscal 2009, we wrote off a $1.2 million investment in Horizon Casino in Vicksburg, Mississippi.

(b)         Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

(c)         In the third quarter of fiscal 2008, we sold our ownership interest in IC-BH and recorded a $39.6 million pre-tax gain.

Note 19. Subsequent Event

Acquisition

On May 12, 2009, the Company acquired three casinos in the state of Washington. The casinos are the Crazy Moose Casino, located in Pasco, the Coyote Bob's Roadhouse Casino, located in Kennewick, and the Crazy Moose Casino, located in Mountlake Terrace in close proximity to Seattle, collectively “Washington Casinos”. The Company purchased the three casinos from Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s Casino, Inc. and Gullwing III, LLC (collectively, the “Sellers”) for $15.75 million, $11.75 million of which was paid in cash and $4.0 million by a promissory note issued by the Company to the Sellers that is due May 12, 2012, and bears an interest rate of 7%.  Interest is due quarterly.

The following combined pro-forma combined balance sheet and statement of operations of the Company and Washington Casinos are presented to give effect to the acquisition as if it occurred April 30, 2009 with respect to the balance sheet and April 28, 2008, with respect to the statement of operations.

Nevada Gold & Casinos, Inc.
Pro-forma Balance Sheet as of the Fiscal Year Ended April 30, 2009

	Nevada Gold As reported in Form 10-K	Washington Casinos reported at April 30, 2009	Pro-forma Adjustments	Pro-forma Balance Sheet
		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,834,544	$1,378,208	$(12,234,579)	$2,978,173
Restricted cash	6,000,000			6,000,000
Accounts receivable	12,342			12,342
Prepaid expenses	235,847			235,847
Income tax receivable	1,872,369		(558,248)	1,314,121
Notes receivable, current portion	1,100,000			1,100,000
Other current assets	46,444	124,262		170,706
Total current assets	23,101,546	1,502,470	(12,792,827)	11,811,189

Investments in development projects	746,024		(672,507)	73,517
Investments in development projects held for sale	3,437,932			3,437,932
Notes receivable - development projects, net of current portion	1,700,000			1,700,000
Goodwill	5,462,918		10,065,422	15,528,340
Property and equipment, net of accumulated depreciation
of $3,966,635 at April 30, 2009	1,091,549	1,838,842	200,261	3,130,652
Intangible assets, net of accumulated amortization of
of $233,333 at April 30, 2009			3,266,667	3,266,667
Deferred tax asset	599,797			599,797
Other assets	5,915,220	33,726	486,191	6,435,137
Total assets	$42,054,986	$3,375,038	$553,207	$45,983,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$846,062	$501,201	$39,642	$1,386,905
Other accrued liabilities	197,833	171,341		369,174
Long-term debt, current portion
Total current liabilities	1,043,895	672,542	39,642	1,756,079

Long-term debt, net of current portion and discount	6,000,000	541,660	4,000,000	10,541,660
Other liabilities	44,487			44,487
Total liabilities	7,088,382	1,214,202	4,039,642	12,342,226

Commitments and contingencies

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,939,130 shares outstanding at April 30, 2009	1,672,240	30	(30)	1,672,240
Capital stock		50,000	(50,000)
Paid-in capital		713,652	(713,652)
Additional paid-in capital	19,297,560	252,414	(252,414)	19,297,560
Retained earnings	24,213,754	4,070,836	(5,396,435)	22,888,155
Dividends Paid		(2,926,096)	2,926,096
Treasury stock, 996,200 shares at April 30, 2009, at cost	(10,216,950)			(10,216,950)
Accumulated other comprehensive income
Total stockholders' equity	34,966,604	2,160,836	(3,486,435)	33,641,005
Total liabilities and stockholders' equity	$42,054,986	$3,375,038	$553,207	$45,983,231

Nevada Gold & Casinos, Inc.
Pro-forma Statement of Operations for the Fiscal Year Ended April 30, 2009

	Nevada Gold As reported in Form 10-K	Washington Casinos reported at April 30, 2009	Pro-forma Adjustments		Pro-forma Stmt of Operations
		(unaudited)

Revenues:
Casino	$5,356,885	$14,054,949	$		$19,411,834
Food and beverage	1,395,130	3,312,588			4,707,718
Other	49,366	399,874			449,240
Management fees	493,382	278,068			771,450
Gross revenues	7,294,763	18,045,479			25,340,242
Less promotional allowances	(1,426,511)	(1,373,483)			(2,799,994)
Net revenues	5,868,252	16,671,996			22,540,248

Operating expenses:
Casino	1,750,014	11,140,526			12,890,540
Food and beverage	614,779	1,584,949			2,199,728
Marketing and administrative	2,485,881	768,153			3,254,034
Facility	362,009	218,696			580,705
Corporate expense	4,366,670	349,405			4,716,075
Legal expenses	403,694				403,694
Depreciation and amortization	627,618	160,530		369,232	1,157,380
Write-off of project development cost	1,215,383				1,215,383
Other	145,018				145,018
Total operating expenses	11,971,066	14,222,259		369,232	26,562,557
Operating income (loss)	(6,102,814)	2,449,737		(369,232)	(4,022,309)
Non-operating income (expenses):
Earnings (loss) from unconsolidated affiliates	(7,863)				(7,863)
Gain on sale of equity investees	403,388				403,388
Interest income	975,490	17,939		(118,119)	875,310
Interest expense	(1,307,296)	(55,493)		(280,000)	(1,642,789)
Amortization of loan issue costs	(128,266)	(2,927)			(131,193)
Income (loss) before income tax expense	(6,167,361)	2,409,256		(767,351)	(4,525,456)
Income tax expense (benefit)
Current	(2,265,155)			558,248	(1,706,907)
Deferred and change in valuation allowance	285,930				285,930
Total income tax expense (benefit)	(1,979,225)			558,248	(1,420,977)
Net income (loss)	$(4,188,136)	$2,409,256		$(1,325,599)	$(3,104,479)

Per share information:
Net income (loss) per common share - basic	$(0.32)	$0.19		$(0.10)	$(0.24)
Net income (loss) per common share - diluted	$(0.32)	$0.19		$(0.10)	$(0.24)

Basic weighted average number of shares outstanding	12,939,130	12,939,130		12,939,130	12,939,130

Diluted weighted average number of shares outstanding	12,939,130	12,939,130		12,939,130	12,939,130

Pro-forma adjustments to give effect to the acquisition as if it occurred as of April 28, 2008 (the first day of fiscal 2009):

	Debit	Credit
Interest income	118,362
Cash		118,362
To reduce interest income for use of cash to purchase casinos

Interest expense	280,000
Cash		280,000
To account for interest on Seller $4 million Note at 7% simple interest rate

Amortization of intangible assets expense	233,333
Accumulated amortization of intangible assets		233,333
To amortize $3.5 million of intangible assets over 15 years

Depreciation expense	52,565
Accumulated depreciation		52,565
To depreciate stepped up basis of $252,826 fixed assets over 5 years

Depreciation expense	83,333
Accumulated depreciation		83,333
To depreciate stepped up basis of $250,000 other assets over 3 years

Cash	243
Interest income		243
To account for interest on $500,000 deposit made to acquire casinos

Income tax expense-current	819,147
Income tax receivable		819,147
To account for federal income tax at 34% of acquired casinos

Income tax receivable	260,899
Income tax expense-current		260,899

Pro-forma adjustments to give effect to the acquisition as if it occurred April 30, 2009 (the last day of fiscal 2009):
Goodwill	10,065,422
Property, plant & equipment	252,826
Intangible assets	3,500,000
Other assets	569,525
Common stock	30
Capital stock	50,000
Paid-in-capital	713,652
Additional paid-in-capital	252,414
Retained earnings	4,070,836
Cash		11,836,460
Investment in development projects		672,507
Accounts payable		39,642
Long-term debt		4,000,000
Dividends paid		2,926,096

Long Term Debt

On July 7, 2009, the Company entered into an Amended and Restated Security Agreement (the “ARSA”), and supporting documents, with its principal lender which replaces its previous loan agreement with such lender.  Pursuant to the ARSA, the Company extended its long term debt in the principal amount of $6.0 million and granted a security interest in, and pledged certain collateral.  Interest payments on the amount owed will be made monthly at an annual rate of 10% through June 2010 and 11% thereafter, with the principal amount payable on or before June 30, 2013.  Under the terms of the ARSA, the $6.0 million may only be utilized for future acquisitions by the Company and may be repaid at any time without penalty.

Note 20.  Restatement

As discussed in Item 9A, the Company did not maintain effective control over financial reporting as it relates to its tax provision as of April 27, 2008. To mitigate the material weakness, management has engaged a tax expert to assist in preparation and review of the Company’s tax provision during 2009. As a result of the new control in place, management identified an error in prior year tax provision; accordingly, the following items in the previously reported consolidated financial statements are restated.

Consolidated Statement of Operations:
	Year ended April 27, 2008
	Originally
	Reported	Adjustment	As Restated

Deferred tax benefit	$(1,885,726)	$1,000,000	$(885,726)
Net income	23,707,802	(1,000,000)	22,707,802
Earnings per share - basic	1.83	0.08	1.75
Earnings per share - diluted	1.83	0.08	1.75

Consolidating Balance Sheet:
	April 27, 2008
	Originally
	Reported	Adjustment	As Restated

Deferred tax assets	$1,885,726	$(1,000,000)	$885,726
Retained earnings	29,401,890	(1,000,000)	28,401,890

All footnotes, where applicable, have been adjusted to conform to this restatement.

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

/s/ ERNST & YOUNG, LLP
St. Louis, Missouri
July 10, 2008

Isle of Capri Black Hawk, L.L.C.

Consolidated Balance Sheet
(Dollars in thousands)

January 27, 2008
Assets
Current assets:
Cash and cash equivalents	$13,691
Accounts receivable - trade, net	358
Accounts receivable - member	41
Deferred income taxes	209
Inventories	1,234
Note receivable - member	-
Prepaid expenses and other	1,796
Total current assets	17,329
Property and equipment, net	227,558
Other assets:
Goodwill	14,665
Other intangible assets	12,200
Deferred financing costs, net of accumulated amortization of $725 and $437	1,615
Prepaid deposits and other	337
Deferred income taxes	7,103
Total assets	$280,807

Liabilities and members' equity
Current liabilities:
Current maturities of long-term debt	$2,037
Accounts payable - trade	1,661
Accounts payable - member	10,285
Accrued liabilities:
Interest	1,162
Payroll and related expenses	3,819
Property, gaming and other taxes	5,644
Progressive jackpot and slot club awards	2,034
Other	407
Total current liabilities	27,049

Long-term debt, less current maturities	183,970
Other long-term liabilities	1,071

Members' equity:
Casino America of Colorado, Inc.	38,555
Blackhawk Gold, Ltd.	30,162
Accumulated other comprehensive loss	-
Total members' equity	68,717
Total liabilities and members' equity	$280,807

See accompanying notes to consolidated financial statements.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statement of Income
(Dollars in thousands)

Nine Months
Ended
January 27, 2008
Revenues:
Casino	$120,453
Rooms	7,349
Food, beverage and other	13,883
Gross revenues	141,685
Less promotional allowances	29,090
Net revenues	112,595

Operating expenses:
Casino	15,964
Gaming taxes	23,336
Rooms	1,448
Food, beverage and other	2,350
Facilities	5,514
Marketing and administrative	25,026
Management fees	5,199
Depreciation	11,965
Total operating expenses	90,802

Operating income	21,793

Interest expense	(10,958)
Interest income	41
Other income (expense)	(544)
Loss on early extinguishment of debt	-

Income from continuing operations before income tax	10,332
Income tax benefit	988
Income from continuing operations	11,320

Loss from discontinued operations	-
Net income	$11,320

See accompanying notes to consolidated financial statements.

Isle of Capri Black Hawk, L.L.C.

Consolidated Statement of Members’ Equity
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

Isle of Capri Black Hawk, L.L.C.

Consolidated Statement of Cash Flows
(Dollars in thousands)

Nine Months Ended
January 27, 2008
Operating activities:
Net income	$11,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,965
Amortization of deferred financing costs	288
Gain on disposal of assets	(91)
Deferred income taxes	(982)
(Gain) loss on derivative instruments	544
Stock compensation expense	109
Loss on early extinguishment of debt	-
Changes in operating assets and liabilities
Accounts receivable	135
Income tax receivable	(988)
Prepaid expenses and other assets	(1,245)
Accounts payable and accrued liabilities	(303)
Net cash provided by operating activities	20,752

Investing activities:
Purchases of property and equipment, net	(6,661)
Increase in restricted cash	-
Net cash used in investing activities	(6,661)

Financing activities:
Proceeds from debt	-
Proceeds from line of credit	1,600
Principal payments on debt	(1,491)
Principal payments on line of credit	(18,000)
Intercompany - member	7,891
Deferred financing costs	(591)
Distributions to members	(4,638)
Net cash (used in) provided by financing activities	(15,229)

Net decrease in cash and cash equivalents	(1,138)
Cash and cash equivalents at beginning of year	14,829
Cash and cash equivalents at end of year	$13,691

Supplemental disclosure of cash flow information:
Cash payments for interest	$10,926
Cash payments for income taxes, net of refunds	$-

Supplemental schedule of noncash investing and financing activities:
Construction costs funded through accounts payable	$1,972

Supplemental schedule of noncash financing activities:
Reduction of note receivable - member in lieu of cash distribution	$1,305

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

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include the accounts of the Company including its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company was required by state regulations to maintain a minimum operating cash balance of approximately $4,900 at January 27, 2008 and April 29, 2007.

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

3. Property and Equipment

Property and equipment consists of the following:

January 27, 2008

Land and land improvements	$45,026
Buildings and improvements	193,053
Furniture, fixtures and equipment	58,555
Construction in progress	2,497
Total property and equipment	299,131
Less accumulated depreciation	71,573
Property and equipment, net	$227,558

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

6. Long-Term Debt

Long-term debt consists of the following:

January 27,
2008

Senior Secured Credit Facility:
Variable rate term loan Tranche C	$185,725
Revolver	-
Black Hawk Business Improvement Special Assessment
Bonds District (BID Bonds)	282
186,007
Less current maturities	2,037
Long-term debt	$183,970

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

Interest Rate Swap Agreements – At January 27, 2008 and April 29, 2007, the Company had outstanding interest swap agreements with an aggregate notional value of $40,000 and $80,000, respectively or 21.5% or 39.3%, respectively of its variable rate term loan outstanding under the Company’s Senior Secured Credit Facility. These swap agreements effectively converted portions of the variable rate debt to a fixed-rate basis until their expiration in February 2008. For the nine months ended January 27, 2008 and fiscal year ended April 29, 2007, the Company recorded a loss of $544 and $1,035, respectively, and in fiscal year 2006 recorded a gain of $1,585 in other income (expense) within the accompanying consolidated statements of income related to the change in fair market value of the undesignated swap agreements.

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

Consolidated Statement of Income
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

9. Related Party Transactions

Insurance – The Isle of Capri Casinos, Inc. and its subsidiaries, including the Company, have established a captive insurance company, Capri Insurance Company (“the Captive”). The Captive underwrites the self-insured portion of the workers’ compensation and general liability claims and charges an annual insurance premium to the Company for first layer claims exposure up to the $300 and $1,000 stop-loss amounts, respectively for workers’ compensation and general liability. The Company paid the Captive $1,944, $2,034 and $1,851 related to premiums for the nine months ended January 27, 2008, fiscal 2007 and 2006, respectively.

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