Form 10-Q
period 2009-07-31
NEVADA GOLD & CASINOS INC
filed 2009-09-10
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended July 31, 2009

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,939,130 as of September 4, 2009.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of the Company, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets
	July 31,	April 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,652,917	$13,834,544
Restricted cash	6,000,000	6,000,000
Accounts receivable	30,534	12,342
Prepaid expenses	567,366	235,847
Income tax receivable	2,170,781	1,872,369
Notes receivable, current portion	-	1,100,000
Other current assets	188,445	46,444
Total current assets	12,610,043	23,101,546

Investments in development projects	125,844	746,024
Investments in development projects held for sale	3,437,932	3,437,932
Notes receivable - development projects, net of current
portion and allowances	1,700,000	1,700,000
Goodwill	8,776,185	5,462,918
Identifiable intangible assets	9,763,000	—
Property and equipment, net of accumulated depreciation
of $2,542,581 and $2,408,595 at July 31, 2009 and
April 30, 2009, respectively	3,746,199	1,091,549
Deferred tax asset	640,669	599,797
Other assets	5,822,569	5,915,220
Total assets	$46,622,441	$42,054,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,281,390	$846,062
Other accrued liabilities	369,954	197,833
Total current liabilities	1,651,344	1,043,895

Long-term debt, net of current portion	10,000,000	6,000,000
Other liabilities	190,162	44,487
Total liabilities	11,841,506	7,088,382

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000
shares authorized; 13,935,330 shares issued and
12,939,130 shares outstanding at July 31, 2009
and April 30, 2009, respectively	1,672,240	1,672,240
Additional paid-in capital	19,812,600	19,297,560
Retained earnings	23,513,045	24,213,754
Treasury stock, 996,200 shares at July 31, 2009 and
April 30, 2009, respectively, at cost	(10,216,950)	(10,216,950)
Total stockholders' equity	34,780,935	34,966,604
Total liabilities and stockholders' equity	$46,622,441	$42,054,986

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	July 31,	July 31,
	2009	2008
Revenues:
Casino	$4,185,063	$1,556,953
Food and beverage	1,113,766	446,725
Management fees	250,000	-
Other	184,034	13,873
Gross revenues	5,732,863	2,017,551
Less promotional allowances	(675,644)	(397,795)
Net revenues	5,057,219	1,619,756

Expenses:
Casino	1,910,945	518,055
Food and beverage	833,582	210,142
Marketing and administrative	1,240,779	668,817
Facility	260,848	98,330
Corporate expense	1,431,698	1,237,334
Legal expense	64,293	51,724
Depreciation and amortization	145,167	164,595
Other	83,220	33,115
Total operating expenses	5,970,532	2,982,112
Operating loss	(913,313)	(1,362,356)
Non-operating income (expenses):
Loss from unconsolidated affiliates	-	(3,572)
Loss on sale of assets	-	(6,040)
Interest income	58,509	479,207
Interest expense	(152,981)	(406,393)
Amortization of loan issue costs	(32,209)	(31,639)
Loss before income tax benefit	(1,039,994)	(1,330,793)
Income tax benefit	339,285	504,689
Net loss	$(700,709)	$(826,104)

Per share information:
Net loss per common share - basic	$(0.05)	$(0.06)
Net loss per common share - diluted	$(0.05)	$(0.06)

Basic weighted average number of shares outstanding	12,939,130	12,939,130

Diluted weighted average number of shares outstanding	12,939,130	12,939,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	July 31,	July 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(700,709)	$(826,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	145,167	164,595
Stock-based compensation	515,040	82,915
Amortization of deferred loan issuance costs	32,209	31,639
Loss from unconsolidated affiliates	-	3,572
Loss on sale of assets	-	6,040
Deferred income tax benefit	(40,873)	(504,689)
Changes in operating assets and liabilities:
Receivables and other assets	(455,679)	2,047,632
Accounts payable and accrued liabilities	607,448	(538,645)
Net cash provided by operating activities	102,603	466,955
Cash flows from investing activities:
Capitalized development costs	(8,073)	(140,442)
Collections on notes receivable	1,100,000	1,100,000
Purchase of property and equipment	(11,521,832)	(33,081)
Maturity of restricted cash	-	14,000
Net cash provided by (used in) investing activities	(10,429,905)	940,477
Cash flows from financing activities:
Payments on capital lease	(4,325)	(2,872)
Borrowings on line of credit	150,000	-
Net cash provided by (used in) financing activities	145,675	(2,872)

Net increase (decrease) in cash and cash equivalents	(10,181,627)	1,404,560
Cash and cash equivalents at beginning of period	13,834,544	1,396,313
Cash and cash equivalents at end of period	$3,652,917	$2,800,873
Supplemental cash flow information:
Cash paid for interest	$151,233	$519,753
Income tax payments	$-	$-

Non-cash investing and financing activities:
Reclass of other asset to assets held for sale	$-	$4,601,104
Non-cash purchase of property and equipment	$4,000,000	$64,050

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at July 31, 2009 and April 30, 2009, Consolidated Statements of Operations for the three months  ended July 31, 2009 and July 31, 2008, and Consolidated Statements of Cash Flows for the three months ended July 31, 2009 and July 31, 2008. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2009 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2009 are not necessarily indicative of the results expected for the full year.

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

Fiscal Year-End

On April 28, 2008, we changed our fiscal year to end on April 30th rather than the last Sunday in April.  As a result, fiscal year 2009 began on April 28, 2008 and ended April 30, 2009.  We believe this fiscal year creates more comparability to other companies in the casino industry.  We believe that the three months ended July 31, 2008 and July 31, 2009 provide a meaningful comparison.  There are no factors, seasonal or otherwise, that would impact the comparability of information or trends.  References in this discussion to the first quarter 2010 represent the three months ended July 31, 2009.  References to the first quarter 2009 represent the three months ended July 31, 2008.

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

	Three Months Ended
	July 31, 2009	July 31, 2008
Food and beverage	$199,278	$168,154
Other	3,365	1,497
Total cost of complimentary services	$202,643	$169,651

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards with respect to the disclosure of a noncontrolling ownership interest in the statement of financial position within equity, the presentation of the share of consolidated net income attributable to the parent and noncontrolling interest on the consolidated statement of income, the accounting treatment of changes in a parent’s ownership interest while the parent retains a controlling interest and the accounting for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company currently has no noncontrolling ownership interests in consolidated subsidiaries and therefore is not impacted by SFAS No. 160.

New Accounting Pronouncements Issued But Not Yet Adopted

As of July 31, 2009, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," regarding an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for the Company's fiscal year beginning May 1, 2009. SFAS No. 161 relates specifically to disclosures, and does not have a material impact on the Company's consolidated financial statements.

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

Note 3. Restricted Cash

During the three months ended July 31, 2009, we maintained a $6,000,000 Project Fund which use is restricted to be used for future acquisitions.

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

During the three months ended July 31, 2008, we held an investment in an unconsolidated affiliate which was accounted for using the equity method of accounting.  As of July 31, 2009, our net ownership interest, investments in and earnings from unconsolidated affiliates were as follows:

	Net Ownership				Equity Loss
	Interest		Investment		Three Months Ended
	July 31,	April 30,	July 31,	April 30,	July 31,	July 31,
Unconsolidated affiliates:	2009	2009	2009	2009	2009	2008
	(Percent)
Buena Vista Development Company, LLC (1)	-	-	$-	$-	$-	$(3,572)
Total investments in unconsolidated affiliates			$-	$-
Total loss from unconsolidated affiliates					$-	$(3,572)

(1)	This asset was sold in December, 2008.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership		Capitalized Development Costs
	Interest		Investment
	July 31,	April 30,	July 31,	April 30,
Development Projects:	2009	2009	2009	2009
	(Percent)

Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,437,932
Other (2)	-	-	125,844	746,024
Total investments– development projects			$3,563,776	$4,183,956

(1)	Acquisition and development costs incurred for 270 acres of real property in the vicinity of Black Hawk, Colorado.
(2)	Development cost incurred for other development projects.

Note 5.   Notes Receivable

Notes Receivable

Southern Tier Acquisition, LLC and Oneida Entertainment, LLC

On June 14, 2007, we sold our membership interest of American Racing Entertainment, LLC (“American Racing”) to two of our former partners, Southern Tier Acquisition II LLC, (“Southern Tier”) and Oneida Entertainment LLC (“Oneida”). As of April 30, 2009, we had notes receivable from Southern Tier and Oneida which totaled $1,100,000. The notes were bearing interest of 5% per annum. Principal payments of $1,100,000, as well as all outstanding unpaid interest, were paid  in full on June 14, 2009.

Notes Receivable - Development Projects

At July 31, 2009, we had notes receivable of $1.7 million related to the development of gaming/entertainment projects.

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

Note 6.   Long-Term Debt

Our long-term financing obligations are as follows:

	July 31,	April 30,
	2009	2009

$6.0 million promissory note, 10% interest, maturing June 30, 2013	$6,000,000	$6,000,000
$4.0 million promissory note, 7% interest, maturing May 12, 2012	4,000,000	-
Total	10,000,000	6,000,000
Less: current maturities	-	-
Total long-term financing obligations	$10,000,000	$6,000,000

The $6.0 million promissory note matures June 30, 2013.  The interest rate on the note is fixed at 10% through June 2010, then changes to 11% on the unpaid balance for the remainder of the term.  The $4.0 million promissory note matures May 12, 2012 and the interest rate is fixed for the term at 7%.

Note 7.   Stock-Based Compensation

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

A summary of activity under the Company’s share-based payment plans for the three months ended July 31, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 30, 2009	1,136,000	$2.54
Granted	430,000	1.25
Exercised	-	-
Forfeited or expired	-	-

Outstanding at July 31, 2009	1,566,000	$2.18	5.4	$-

Exercisable at July 31, 2009	1,165,999	$2.37	6.0	$-

As of July 31, 2009, there was a total of $87,506 of unamortized compensation related to stock, which cost is expected to be recognized over a weighted-average period of 1.0 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

	Three Months Ended
	July 31, 2009	July 31, 2008

Expected volatility	143.5%	87.8%
Expected term	8.0	2.5
Expected dividend yield	-	-
Risk-free interest rate	1.63%	2.35%
Forfeiture rate	-	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

The weighted average grant date fair value of options, granted during the three months ended July 31, 2009 was $1.22.

Note 8. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended
	July 31, 2009	July 31, 2008
Net loss	$(700,709)	$(826,104)
Other comprehensive income (loss)	-	-
Comprehensive loss	$(700,709)	$(826,104)

Note 9.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Three Months Ended
	July 31,	July 31,
	2009	2008
Numerator:
Basic and Diluted:
Net loss available to common stockholders	$(700,709)	$(826,104)

Denominator:
Basic weighted average number of common shares outstanding	12,939,130	12,939,130
Dilutive effect of common stock options and warrants	—	—
Diluted weighted average number of common shares outstanding	12,939,130	12,939,130

Loss per share:

Net loss per common share - basic	$(0.05)	$(0.06)
Net loss per common share - diluted	$(0.05)	$(0.06)

For the three months ended July 31, 2009 and July 31, 2008, potential dilutive common shares issuable under options of 1,165,999 and 75,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 10.   Segment Reporting

We operate in two major business segments (i) gaming and (ii) non-core. The gaming segment for the period ended July 31, 2009 consists of Colorado Grande Casino and the three Washington mini casinos.  For the three months ended July 31, 2008, the gaming segment consists of Colorado Grande Casino and Buena Vista Development.

Summarized financial information for our reportable segments is shown in the following table. The “non-core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended July 31, 2009
	Gaming	Non-Core	Totals

Net revenue	$5,057,219	$-	$5,057,219
Segment loss	(1,035,225)	(4,769)	(1,039,994)
Segment assets	30,595,024	3,563,049	34,158,073
Depreciation and amortization	144,102	1,065	145,167
Addition to property and equipment	15,247,831	—	15,247,831
Interest expense, net	126,681	—	126,681
Income tax benefit	337,729	1,556	339,285

	As of and for the Three Months Ended July 31, 2008
	Gaming	Non-Core	Totals

Net revenue	$1,619,756	$-	$1,619,756
Segment loss	(1,324,592)	(6,201)	(1,330,793)
Segment assets	32,077,792	3,701,864	35,779,655
Equity investment:
Buena Vista Development Company, L.L.C	151,396	—	151,396
Depreciation and amortization	163,114	1,481	164,595
Addition to property and equipment	97,131	—	97,131
Interest income, net	41,175	—	41,175
Income tax benefit	502,337	2,352	504,689
Loss from Buena Vista Development Company, L.L.C.	(3,572)	—	(3,572)

Reconciliation of reportable segment assets to our consolidated totals is as follows:

July 31,
2009

Total assets for reportable segments	$34,158,073
Cash not allocated to segments	9,652,917
Other assets not allocated to segments	2,811,451
Total assets	$46,622,441

Note 11. Other Assets

Other assets consist of the following at July 31, 2009 and April 30, 2009, respectively:

	July 31, 2009	April 30, 2009
Accrued interest receivable	$107,289	$167,731
BVR Receivable	4,000,000	4,000,000
Route 66 Settlement Agreement	1,597,183	1,597,183
Deferred loan issue cost, net	118,097	150,306
Other assets	$5,822,569	$5,915,220

Note 12.   Commitments and Contingencies

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

As a result of acquiring facilities in Washington (see note 14), the Crazy Moose II Mountlake Terrace has a building lease which expires May, 2011 with an annual rent of $192,000. The administrative office has a lease that expires February, 2011 with an option to renew for two additional terms. The annual rent is $28,800. In addition, the Crazy Moose I Pasco has a parking lot lease which expires January, 2011 with an annual rent of $6,300.

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

Note 13. Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Note 14. Acquisition

On May 12, 2009, the Company acquired certain assets and liabilities of Crazy Moose Casino, Inc., Crazy Moose II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC for a purchase price of $15,962,200, including $212,200 of costs directly associated with the acquisition which were expensed as of the end of the fiscal year 2009. The acquisition was financed with cash and a note to the seller for $4 million. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141R. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of their fair value on the date of acquisition.  A summary of the remaining purchase price allocation is as follows:

(000’s)
Current assets	$274
Property and equipment	2,400
Customer Relationships	2,951
Trade names	1,862
Noncompete	1,018
Assembled workforce	3,932
Goodwill	3,313

Purchase price	$15,750

The results of operations of $362,000 have been included in the consolidated statements of operations since the date of the acquisition. At July 31, 2009 goodwill and other tax deductible assets acquired was $13,076,200, of which $285,000 was deductible for tax purposes.

Note 15. Washington Gaming Law

The gaming legislation in Washington State is codified in chapter 9.46 of the Revised Code of Washington. The gaming legislation stipulates the Washington State Gambling Commission (the “Commission”) to be the regulator of gambling activities in this state.  The Commission enforces its authority through an extensive set of rules and regulations promulgated in Title 230 of the Washington Administrative Code.  The state of Washington allows certain gambling activities, such as amusement games, bingo, raffles, punch boards, pull-tabs, card-rooms, and social card games.  In order to be considered legal, these activities must be operated by either non-profit organizations or by commercial food and drink establishments.  Some activities may be operated solely by non-profit organizations, such as raffles.  Traditional casino games, such as craps, roulette and keno, are prohibited.  House-banked card-rooms have been authorized in Washington State since 1997 and, under current law, each establishment is allowed to have up to 15 tables offering games, such as Blackjack, Ultimate Texas Hold’em, Three Card Poker, Four Card Poker, Spanish Poker, Texas Shootout, Spanish 21, Pai Gow Poker, and others.  The law allows both player-sponsored and house-banked card-rooms.  As of January 1, 2009, the Commission increased the maximum bet for house-banked card-rooms’ table game wager limit to $300 and allowed card-rooms to offer Mini-Baccarat. In addition, these establishments are allowed to be open 24 hours per day, provided they close for at least four continuous hours two times per week.

In order to operate our three “mini casinos,” Crazy Moose Casino in Pasco, Crazy Moose Casino in Mountlake Terrace and Coyote Bob’s Roadhouse Casino in Kennewick, each of them is required to maintain a Public Cardroom license and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of five percent or more of any class of our stock) submit to the Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

RCW 9.46.110 allows local governments (including cities, counties and towns) to prohibit any or all gambling activities for which licenses are required as well as tax such activities.  The maximum tax limitations imposed by law include 20% of gross receipt for card-rooms and either 5% of gross receipts or 10% of net receipt (as chosen by a local authority) for pull-tabs activities.  The current gaming tax rate in the cities of Pasco and Mountlake Terrace is 10% of table games gross receipts and 5% of pull-tabs gross receipts while in the city of Kennewick the current gaming tax rate is 10% of table games gross receipts and 10% of pull-tabs net receipts.  In addition, Washington State charges a business and occupational tax in the amount of 1.63% of all gaming activities’ net receipts in order to promote responsible gaming.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2009 filed on Form 10-K with the Securities and Exchange Commission.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2009 filed on Form 10-K with the Securities and Exchange Commission.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, Washington, and Florida.  Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $5.1 million and $1.6 million for the three months ended July 31, 2009 and July 31, 2008, respectively.

When compared to the three months ended July 31, 2008, the three month period ended July 31, 2009 was impacted by the following items:

- Addition of three mini casinos in Washington state;

- Addition of table games at Colorado Grande Casino;

- Addition of management fees from Oceans Casino Cruises, Inc., (“SunCruz”); and

- Reduced interest income and expense.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2009 AND JULY 31, 2008

Net revenues. Net revenues increased 212.2%, or $3.4 million, for the three month period ended July 31, 2009 compared to the period ended July 31, 2008. Casino revenues increased $2.6 million with the addition of the three mini casinos in Washington and the addition of table games at the Colorado Grande.  Food and beverage revenues increased $667,000 with the three restaurants in the Washington casinos, and other revenues increased $170,000 with the addition of Pull Tab revenue from the Washington casinos.  The Company had no management fees in July 2008 compared to $250,000 during the three months ended July 31, 2009 due to the signing of a management agreement with SunCruz effective November 2008, and slot revenues from the Colorado Grande decreased approximately $168,000 due to Colorado implementing a smoking ban effective January 1, 2008.  Our promotional allowances increased $278,000 for the three month period ended July 31, 2009 compared to the period ended July 31, 2008 in proportion to the additions in revenue.

Total operating expenses. Total operating expenses increased 100.2% or $3.0 million, for the three month period ended July 31, 2009 compared to the period ended July 31, 2008. Of the increase, $2.0 million is the result of increased casino and food and beverage operating expenses, $572,000 increased marketing and administration expenses, $194,000 increased corporate expenses due to an increase of stock option expenses of $414,000 offset by decreased audit fees of $235,000.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates were $0, compared to a loss of $3,600 for the three month period ended July 31, 2008.  As of December, 2008, we have no unconsolidated affiliates.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable and investments. Interest expense decreased 62.4%, or $253,000, for the three month period ended July 31, 2009 compared to the three month period ended July 31, 2008. The decrease is primarily due to a significantly lower weighted average debt balance. Interest income decreased 87.8%, or $421,000, for the three month period ended July 31, 2009 compared to the three month period ended July 31, 2008. The decrease is primarily due to  repayment of notes receivable. Amortization of loan issue cost was $32,209 and $31,639 for the three month periods ended July 31, 2009 and July 31, 2008, respectively.

Net income (loss). Net loss was ($700,709) and ($826,104) for the three month periods ended July 31, 2009 and July 31, 2008, respectively. The improvement of $125,000 is primarily related to the addition of the Washington casinos revenue and the SunCruz management fees, offset by   $414,000 of additional stock option expense and the decrease of $168,000 of slot revenues at our Colorado casino, reduced interest expense of $253,000 and reduced tax benefit of $165,000. The effective tax rate for the three month periods ended July 31, 2009 and July 31, 2008 was a benefit of (32.6%) and a benefit of (37.9%), respectively. The decrease in the effective tax rate is due primarily to the non-deductible stock option expense recorded during the three months ended July 31, 2009.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three month periods ended July 31, 2009 and July 31, 2008:

	July 31,	July 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$102,603	$466,955
Investing activities	(10,429,905)	940,477
Financing activities	145,675	(2,872)

Operating activities. Net cash provided by operating activities during the three month period ended July 31, 2009 decreased to $0.1 million compared to net cash provided of $0.5 million during the three month period ended July 31, 2008. The $0.4 million decrease in cash flow is mainly due to an increase in stock option expense of $0.4 million, an increase of $0.5 million of our deferred income tax benefit,  offset by a net decrease of $1.3 million in operating assets and liabilities.

Investing activities. Net cash used in investing activities during the three month period ended July 31, 2009 increased to $10.4 million compared to net cash provided of $0.9 million for the three month period ended July 31, 2008. The increase of funds used is primarily due to the purchase of the Washington mini casinos and the Colorado Grande Casino expansion, offset by our collection of $1.1 million of notes receivable related to our sale of American Racing in June 2007.

Financing activities.  Net cash provided by financing activities during the three month period ended July 31, 2009 increased to $0.1 million compared to cash used of $2,900 for the three month period ended July 31, 2008.  The increase of funds provided is the result of obtaining a $150,000 line of credit for the Crazy Moose Casino Pasco.

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

At July 31, 2009, outstanding indebtedness was $10.0 million, of which $6.0 million is due June 30, 2013 and $4.0 million is due May 12, 2012. In addition to cash flow expected to be generated from the Colorado Grande Casino and existing management contracts, we anticipate that cash flow from the recently acquired mini-casinos in Washington State will generate sufficient cash flow to pay for corporate overhead, net interest expense and anticipated capital expenditures.

We have continued to examine our corporate overhead. As a result, we have implemented several cost saving measures that have saved approximately $2.5 million of general and administrative expenses annually. These measures included the elimination of several senior level positions and a number of corporate staff positions which resulted in a 60% reduction in our corporate full time equivalents. These cost savings have continued during fiscal year 2010.

We have listed the 270 acres in Black Hawk, CO with a real estate broker. If the acreage is sold we will use the proceeds to pay operating expenses or debt or, reinvest the funds into acquisition opportunities.

On July 31, 2009, excluding restricted cash of $6.0 million, we had cash and cash equivalents of $3.7 million.

Our Consolidated Financial Statements have been prepared assuming we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting our non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, if we are unable to repay or refinance our long-term debts due on May 12, 2012, and June 30, 2013 and, if we are unable to acquire operations that generate positive cash flow, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt or selling core assets of the Company.

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

Our promissory notes are fixed interest rate instruments.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our internal control over financial reporting was effective as of July 31, 2009. There have not been any changes in our control over financial reporting during the three months ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors  as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

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

Date: September 10, 2009

INDEX TO EXHIBITS
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

10.26
July 2009 Amended and Restated Security Agreement among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2009)

10.27
Schedule of Collateral, Notes, Security Interests and Ownership Interests dated July 7, 2009 among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2009)

10.28
Collateral Assignment of Notes, Contractual Rights, Security Interests, and Ownership Interests dated July 7, 2009 among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed July 7, 2009)

10.29
Promissory Note issued by Nevada Gold & Casinos, Inc. to the senior lender dated July 7, 2009 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed July 7, 2009)

10.30
Loan Guaranty Agreement dated July 7, 2009 among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., NG Washington, LLC, Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.5 to the Company’s Form 8-K filed July 7, 2009)

10.31 (+)	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the Company’s Form 10-QSB, filed February 14, 2002)

10.32A (+)	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.27 to the Company’s Form 10-Q filed December 15, 2006)

10.32B (+)
Amendment to the Employment Agreement dated August 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to the Company’s Form 8-K filed August 31, 2007)

10.32C (+)
Amendment to the Employment Agreement dated October 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to the Company’s Form 8-K filed October 30, 2007)

10.32D (+)
Second Amendment to the Employment Agreement dated January 23, 2008 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 24, 2008)

10.33A (+)	Employment Agreement dated October 24, 2006 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to the Company’s Form 10-Q filed March 9, 2007)

10.33B(+)
First Amendment to the Employment Agreement dated April 14, 2008 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.24B to the Company’s Form 10-Q filed September 9, 2008)

10.34A (+)	Employment Agreement dated December 29, 2006 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to the Company’s Form 10-Q filed March 9, 2007)

10.34B (+)
First Amendment to the Employment Agreement dated April 14, 2008 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.25B to the Company’s Form 10-Q filed September 9, 2008)

10.34C (+)	Second Amendment to Employment Agreement between Nevada Gold & Casinos, Inc. and Ernest E. East dated June 8, 2009 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed June 8, 2009)

10.35 (+)	Separation Agreement and Release between Nevada Gold & Casinos, Inc. and H. Thomas Winn (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2007)

23.1(*)	Consent of Independent Registered Public Accounting Firm

23.2(*)	Consent of Independent Registered Public Accounting Firm

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan, or arrangement.
*	Filed herewith.
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.