Form 10-Q
period 2009-10-31
NEVADA GOLD & CASINOS INC
filed 2009-12-10
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal period ended October 31, 2009

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,939,130 as of December 4, 2009.

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

Part I. Financial Information
Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	October 31,	April 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,818,063	$13,834,544
Restricted cash	6,053,355	6,000,000
Accounts receivable	142,529	12,342
Prepaid expenses	307,217	235,847
Income tax receivable	2,414,842	1,872,369
Route 66 settlement agreement receivable	1,597,183	-
Notes receivable, current portion	-	1,100,000
Other current assets	154,707	46,444
Total current assets	13,487,896	23,101,546

Investments in development projects	117,628	746,024
Investments in development projects held for sale	3,437,932	3,437,932
Notes receivable - development projects, net of current portion and allowances	1,700,000	1,700,000
Goodwill	12,952,160	5,462,918
Identifiable intangible assets, net of accumulated amortization of $350,000 and $0 at October 31, 2009 and April 30, 2009, respectively	5,481,000	-
Property and equipment, net of accumulated depreciation of $2,698,375 and $2,408,595 at October 31, 2009 and April 30, 2009, respectively	3,702,971	1,091,549
Deferred tax asset	1,219,162	599,797
Other assets	4,420,464	5,915,220
Total assets	$46,519,213	$42,054,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$954,369	$846,062
Deferred tax liability	558,868	-
Other accrued liabilities	454,415	197,833
Total current liabilities	1,967,652	1,043,895

Long-term debt	10,000,000	6,000,000
Other liabilities	187,928	44,487
Total liabilities	12,155,580	7,088,382

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,939,130 shares outstanding at October 31, 2009 and April 30, 2009, respectively	1,672,240	1,672,240
Additional paid-in capital	19,839,413	19,297,560
Retained earnings	23,068,930	24,213,754
Treasury stock, 996,200 shares at October 31, 2009 and April 30, 2009, respectively, at cost	(10,216,950)	(10,216,950)
Total stockholders' equity	34,363,633	34,966,604
Total liabilities and stockholders' equity	$46,519,213	$42,054,986

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008
Revenues:
Casino	$4,788,536	$1,437,662	$8,973,599	$2,994,615
Food and beverage	1,234,909	406,552	2,348,675	853,277
Other	218,837	13,076	402,871	26,948
Management fee	250,000	-	500,000	-
Gross revenues	6,492,282	1,857,290	12,225,145	3,874,840
Less promotional allowances	(751,923)	(359,037)	(1,427,567)	(756,831)
Net revenues	5,740,359	1,498,253	10,797,578	3,118,009

Expenses:
Casino	2,071,139	468,456	3,955,094	986,510
Food and beverage	887,247	197,068	1,721,790	407,209
Marketing and administrative	1,435,444	690,339	2,676,223	1,359,157
Facility	231,183	86,723	492,031	185,053
Corporate expense	945,368	840,742	2,377,065	2,078,076
Legal expense	38,710	47,405	103,003	99,129
Depreciation and amortization	517,985	183,748	663,152	348,343
Write-off of project development cost	-	1,203,803	-	1,203,803
Other	114,382	19,112	223,632	52,228
Total operating expenses	6,241,458	3,737,396	12,211,990	6,719,508
Operating loss	(501,099)	(2,239,143)	(1,414,412)	(3,601,499)
Non-operating income (expenses):
Loss from unconsolidated affiliates	-	(4,291)	-	(7,863)
Loss on sale of assets	-	(21,083)	-	(27,123)
Interest income	46,559	312,859	105,068	792,065
Interest expense	(225,490)	(393,525)	(378,471)	(799,917)
Amortization of loan issue costs	(27,770)	(32,209)	(59,979)	(63,848)
Loss before income
tax benefit	(707,800)	(2,377,392)	(1,747,794)	(3,708,185)
Income tax benefit	263,685	756,094	602,970	1,260,783
Net loss	$(444,115)	$(1,621,298)	$(1,144,824)	$(2,447,402)

Per share information:
Net loss per common share - basic	$(0.03)	$(0.13)	$(0.09)	$(0.19)

Net loss per common share - diluted	$(0.03)	$(0.13)	$(0.09)	$(0.19)

Basic weighted average number of shares outstanding	12,939,130	12,939,130	12,939,130	12,939,130
Diluted weighted average number of shares outstanding	12,939,130	12,939,130	12,939,130	12,939,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	October 31,	October 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,144,824)	$(2,447,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	663,152	348,343
Write-off of development project	-	1,203,803
Stock-based compensation	541,853	137,427
Amortization of deferred loan issuance costs	59,979	63,848
Distributions from unconsolidated affiliates	-	3,917
Loss from unconsolidated affiliates	-	7,863
Loss on sale of assets	-	27,123
Deferred income tax benefit	(60,497)	(1,260,783)
Changes in operating assets and liabilities:
Receivables and other assets	(804,942)	1,911,767
Accounts payable and accrued liabilities	364,891	(1,657,345)
Net cash used in operating activities	(380,388)	(1,661,439)
Cash flows from investing activities:
Capitalized development costs	(12,049)	(173,546)
Investment in unconsolidated affiliate	-	(25,000)
Collections on notes receivable	1,100,000	1,100,000
Proceeds from the sale of asset held for sale	-	4,601,104
Purchase of property, equipment, and intangible assets	(11,634,130)	(142,415)
Maturity of (investment in) restricted cash	(53,355)	14,000
Net cash provided by (used in) investing activities	(10,599,534)	5,374,143
Cash flows from financing activities:
Payments on capital lease	(6,559)	(5,830)
Proceeds from short term loan	150,000	-
Deferred loan issuance costs	(180,000)	-
Net cash used in financing activities	(36,559)	(5,830)

Net increase (decrease) in cash and cash equivalents	(11,016,481)	3,706,874
Cash and cash equivalents at beginning of period	13,834,544	1,396,313
Cash and cash equivalents at end of period	$2,818,063	$5,103,187

Supplemental cash flow information:
Cash paid for interest	$372,466	$911,699
Income tax payments	$-	$935,000

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$4,000,000	$24,622
Unrealized loss on marketable securities	$-	$(9,460)

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at October 31, 2009 and April 30, 2009, Consolidated Statements of Operations for the three and six  months  ended October 31, 2009 and October 31, 2008, and Consolidated Statements of Cash Flows for the six months ended October 31, 2009 and October 31, 2008. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2009 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2009 are not necessarily indicative of the results expected for the full year.

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

	Three Months Ended		Six Months Ended
	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008
Food and beverage	$176,645	$149,399	$374,953	$317,553
Other	2,856	1,503	6,346	3,000
Total cost of complimentary services	$179,501	$150,902	$381,299	$320,553

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which is now codified under ASC Topic 810 (“ASC 810”). ASC 810 establishes accounting and reporting standards with respect to the disclosure of a noncontrolling ownership interest in the statement of financial position within equity, the presentation of the share of consolidated net income attributable to the parent and noncontrolling interest on the consolidated statement of income, the accounting treatment of changes in a parent’s ownership interest while the parent retains a controlling interest and the accounting for the deconsolidation of a subsidiary.  ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company currently has no noncontrolling ownership interests in consolidated subsidiaries and therefore is not impacted by ASC 810.

New Accounting Pronouncements Issued

As of October 31, 2009, there are several new accounting standards and interpretations effective. Below is a discussion of significant standards that may impact us.

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

The Hierarchy of General Accepted Accounting Principles and The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles

In the current period the FASB finalized the “FASB Accounting Standards Codification” (“Codification” or “ASC”), which is effective for periods ending on or after September 15, 2009. Accordingly, we have implemented the ASC structure required by the FASB and any references to guidance issued by the FASB in these footnotes are to the ASC, in addition to the other forms of standards. The ASC does not change how we account for our transactions or the nature of the related disclosures made.

Note 3. Restricted Cash

During the six months ended October 31, 2009, we maintained a $6,000,000 Project Fund which use is restricted to be used for future acquisitions.  We also maintain approximately $53,000 in Player Supported Jackpot funds which are progressive games that customers fund and when a jackpot is hit it is paid from these funds.

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

During the three and six months ended October 31, 2008, we held an investment in an unconsolidated affiliate which was accounted for using the equity method of accounting.  As of October 31, 2009, our net ownership interest, investments in and earnings from unconsolidated affiliates were as follows:

	Net Ownership				Equity in Loss		Equity in Loss
	Interest		Investment		Three Months Ended		Six Months Ended
	October 31,	April 30,	October 31,	April 30,	October 31,	October 31,	October 31,	October 31,
Unconsolidated affiliates:	2009	2009	2009	2009	2009	2008	2009	2008
	(Percent)
Buena Vista Development Company, LLC (1)	-	-	$-	$-	$-	$(4,291)	$-	$(7,863)

Total investments in unconsolidated affiliates			$-	$-
Total loss from unconsolidated affiliates					$-	$(4,291)	$-	$(7,863)

(1)	This asset was sold in December, 2008.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership		Capitalized Development Costs
	Interest		Investment
	October 31,	April 30,	October 31,	April 30,
Development Projects:	2009	2009	2009	2009
	(Percent)

Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,437,932
Other (2)	-	-	117,628	746,024
Total investments– development projects			$3,555,560	$4,183,956

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

Notes Receivable - Development Projects

At October 31, 2009, we had net notes receivable of $1.7 million related to the development of gaming/entertainment projects.

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

Note 6.   Long-Term Debt

Our long-term financing obligations are as follows:

	October 31,	April 30,
	2009	2009

$6.0 million promissory note, 10% interest, maturing June 30, 2013	$6,000,000	$6,000,000
$4.0 million promissory note, 7% interest, maturing May 12, 2012	4,000,000	-
Total	10,000,000	6,000,000
Less: current maturities	-	-
Total long-term financing obligations	$10,000,000	$6,000,000

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

A summary of activity under the Company’s share-based payment plans for the six months ended October 31, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 30, 2009	1,136,000	$2.54
Granted	430,000	1.25
Exercised	-	-
Forfeited or expired	(80,000)	10.13

Outstanding at October 31, 2009	1,486,000	$1.76	5.4	$-

Exercisable at October 31, 2009	1,246,000	$1.80	5.7	$-

As of October 31, 2009, there was a total of $60,693 of unamortized compensation related to stock, which cost is expected to be recognized over a weighted-average period of 1.0 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

	Six Months Ended
	October 31, 2009	October 31, 2008

Expected volatility	143.3%	87.8%
Expected term	8.0	2.5
Expected dividend yield	-	-
Risk-free interest rate	1.43%	2.35%
Forfeiture rate	-	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.   The weighted average grant date fair value of options during the six months ended October 31, 2009 was $1.22.

Note 8. Comprehensive Loss

Comprehensive loss consists of the following:

	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008
Net loss	$(444,115)	$(1,621,298)	$(1,144,824)	$(2,447,402)
Other comprehensive loss on marketable securities	-	(9,460)	-	(9,460)
Comprehensive loss	$(444,115)	$(1,630,758)	$(1,144,824)	$(2,456,862)

Note 9.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with FASB codification 260-10-50:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008
Numerator:
Basic and Diluted:
Net loss available to common stockholders	$(444,115)	$(1,621,298)	$(1,144,824)	$(2,447,402)

Denominator:
Basic weighted average number of common shares outstanding	12,939,130	12,939,130	12,939,130	12,939,130
Dilutive effect of common stock options and warrants	—	—	—	—

Diluted weighted average number of common shares outstanding	12,939,130	12,939,130	12,939,130	12,939,130

Loss per share:

Net loss per common share - basic	$(0.03)	$(0.13)	$(0.09)	$(0.19)
Net loss per common share - diluted	$(0.03)	$(0.13)	$(0.09)	$(0.19)

For the three and six months ended October 31, 2009 and October 31, 2008, potential dilutive common shares issuable under options of 1,486,000 and 1,141,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 10.   Segment Reporting

We operate in two major business segments (i) gaming and (ii) non-core. The gaming segment for the three and six month periods ended October 31, 2009 consists of Colorado Grande Casino and the three Washington mini casinos.  For the three and six month periods ended October 31, 2008, the gaming segment consists of Colorado Grande Casino and Buena Vista Development.

Summarized financial information for our reportable segments is shown in the following table. The “non-core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended October 31, 2009
	Gaming	Non-Core	Totals

Net revenue	$5,740,359	$—	$5,740,359
Segment loss before income tax benefit	(707,226)	(574)	(707,800)
Segment assets	30,298,512	3,715,279	34,013,791
Depreciation and amortization	516,943	1,042	517,985
Additions to property and equipment	386,151	—	386,151
Interest expense, net (includes amortization)	206,701	—	206,701
Income tax benefit	263,471	214	263,685

	As of and for the Three Months Ended October 31, 2008
	Gaming	Non-Core	Totals

Net revenue	$1,498,253	$—	$1,498,253
Segment loss before income tax benefit	(2,373,706)	(3,686)	(2,377,392)
Segment assets	32,025,344	3,659,675	35,685,019
Equity investment:
Buena Vista Development Company, L.L.C	147,105	—	147,105
Depreciation and amortization	182,311	1,437	183,748
Additions to property and equipment	69,906	—	69,906
Interest expense, net (includes amortization)	112,875	—	112,875
Income tax benefit	754,922	1,172	756,094
Loss from Buena Vista Development Company, L.L.C.	(4,291)	—	(4,291)

	As of and for the Six Months Ended October 31, 2009
	Gaming	Non-Core	Totals

Net revenue	$10,797,578	$—	$10,797,578
Segment loss before income tax benefit	(1,742,451)	(5,343)	(1,747,794)
Segment assets	30,298,512	3,715,279	34,013,791
Depreciation and amortization	661,046	2,106	663,152
Additions to property and equipment	15,634,130	—	15,634,130
Interest expense, net (includes amortization)	333,382	—	333,382
Income tax benefit	601,127	1,843	602,970

	As of and for the Six Months Ended October 31, 2008
	Gaming	Non-Core	Totals

Net revenue	$3,118,009	$—	$3,118,009
Segment loss before income tax benefit	(3,698,298)	(9,887)	(3,708,185)
Segment assets	32,025,344	3,659,675	35,685,019
Equity investment:
Buena Vista Development Company, L.L.C	147,105	—	147,105
Depreciation and amortization	345,425	2,918	348,343
Additions to property and equipment	167,037	—	167,037
Interest expense, net (includes amortization)	71,700	—	71,700
Income tax benefit	1,257,421	3,362	1,260,783
Loss from Buena Vista Development Company, L.L.C.	(7,863)	—	(7,863)

Reconciliation of reportable segment assets to our consolidated totals is as follows:

October 31,
2009

Total assets for reportable segments	$34,013,791
Cash and restricted cash not allocated to segments	8,871,418
Income tax receivable	2,414,842
Deferred tax asset	1,219,162
Total assets	$46,519,213

Note 11. Other Assets

Other assets consist of the following at October 31, 2009 and April 30, 2009, respectively:

	October 31, 2009	April 30, 2009
Accrued interest receivable	$150,137	$167,731
BVR Receivable	4,000,000	4,000,000
Route 66 Settlement Agreement	-	1,597,183
Deferred loan issue cost, net	270,327	150,306
Other assets	$4,420,464	$5,915,220

Note 12.   Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2011. Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021. On April 1, 2008, we extended the lease to January 2033 at a flat annual rent of $400,000 from February 2021 through January 2033.

As a result of acquiring facilities in Washington (see Note 14), the Crazy Moose II Mountlake Terrace has a building lease which expires May, 2011 with an annual rent of $192,000.  The administrative office has a lease which expires February, 2011 with an option to renew for two additional terms.  The annual rent is $28,800.  In addition, the Crazy Moose I Pasco has a parking lot lease which expires January, 2011 with an annual rent of $6,300.

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

Note 14. Acquisition

On May 12, 2009, the Company acquired certain assets of Crazy Moose Casino, Inc., Crazy Moose II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC for a purchase price of $15,962,200, including $212,200 of costs directly associated with the acquisition that were expensed at the end of fiscal year 2009. The acquisition was financed with cash and a note to the sellers for $4 million. The acquisition was accounted for as a purchase business combination in accordance with ASC 805. The purchase price was allocated to the assets acquired based on management’s estimate of their fair value on the date of acquisition.  A summary of the purchase price allocation as finalized during the three months ended October 31, 2009, is as follows:

	(000’s	)
Current assets	$30
Property and equipment	2,400
Customer Relationships	2,951
Trade names	1,862
Noncompete	1,018
Goodwill	7,489

Purchase price	$15,750

The results of operations of $930,000 have been included in the consolidated statements of operations since the date of the acquisition. At October 31, 2009 goodwill acquired was $7,489,000, all of which is expected to be deductible for tax purposes.

Note 15. Washington Gaming Law

The gaming legislation in Washington State is codified in chapter 9.46 of the Revised Code of Washington (“RCW”). The gaming legislation stipulates the Washington State Gambling Commission (the “Commission”) to be the regulator of gambling activities in this state.  The Commission enforces its authority through an extensive set of rules and regulations promulgated in Title 230 of the Washington Administrative Code.  The state of Washington allows certain gambling activities, such as amusement games, bingo, raffles, punch boards, pull-tabs, card-rooms, and social card games.  In order to be considered legal, these activities must be operated by either non-profit organizations or by commercial food and drink establishments.  Some activities may be operated solely by non-profit organizations, such as raffles.  Traditional casino games, such as craps, roulette and keno, are prohibited.  House-banked card-rooms have been authorized in Washington State since 1997 and, under current law, each establishment is allowed to have up to 15 tables offering games, such as Blackjack, Ultimate Texas Hold’em, Three Card Poker, Four Card Poker, Spanish Poker, Texas Shootout, Spanish 21, Pai Gow Poker, and others.  The law allows both player-sponsored and house-banked card-rooms.  As of January 1, 2009, the Commission increased the maximum bet for house-banked card-rooms’ table game wager limit to $300 and allowed card-rooms to offer Mini-Baccarat. In addition, these establishments are allowed to be open 24 hours per day, provided they close for at least four continuous hours two times per week.

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

Note 16.  Subsequent Event

Effective November 2, 2009, Joseph Juliano resigned as Chairman of the Board of Nevada Gold and Casinos, Inc. for personal reasons.  Mr. Juliano’s resignation was not the result of any disagreement with management, the board, or the Company’s auditors.

Effective November 2, 2009, William J. Sherlock was appointed Chairman.  Mr. Sherlock has been a director of the Company since October 2007.  Mr. Sherlock has over thirty-five years experience in the gaming and hospitality industry.

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

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, Washington, and Florida.  Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $5.7 million and $1.5 million for the three months ended October 31, 2009 and October 31, 2008, respectively.

When compared to the three months ended October 31, 2008, the three  month period ended October 31, 2009 was impacted by the following items:

- Addition of three mini casinos in Washington state;

- Addition of table games at Colorado Grande Casino;

- Increase of the bet limit from $5 to $100 in Colorado;

- Addition of management fees from Oceans Casino Cruises, Inc., (“SunCruz”); and

- Reduced interest income and expense.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2009 AND OCTOBER 31, 2008

Net revenues. Net revenues increased 283.1%, or $4.2 million, for the three month period ended October 31, 2009 compared to the period ended October 31, 2008. Casino revenues increased $3.4 million with the addition of the three mini casinos in Washington and the addition of table games and increased bet limits at the Colorado Grande.  Food and beverage revenues increased $828,000 with the addition of three restaurants in the Washington casinos, and other revenues increased $206,000 with the addition of Pull Tab revenue from the Washington casinos.  The Company had no management fees in October 2008 compared to $250,000 during the three months ended October 31, 2009 due to the signing of a management agreement with SunCruz effective November 2008, and slot revenues from the Colorado Grande increased approximately $67,000 for the first time since Colorado implemented a smoking ban effective January 1, 2008.  Our promotional allowances increased $393,000 for the three month period ended October 31, 2009 compared to the period ended October 31, 2008 in proportion to the additions in revenue.

Total operating expenses. Total operating expenses increased 67.0% or $2.5 million, for the three month period ended October 31, 2009 compared to the period ended October 31, 2008. Of the increase, $2.3 million is the result of increased casino and food and beverage operating expenses, $0.7 million increased marketing and administrative expenses, $0.1 million increased corporate expenses mainly due to the establishment of a non-cash accrual for projected annual bonuses, and $0.3 million increase in depreciation and amortization due to the addition of Washington assets, offset by $1.2 million decrease in write offs due to the termination of the Vicksburg project in October, 2008.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates were $0, compared to a loss of $4,300 for the three month period ended October 31, 2008.  As of December, 2008, we have no unconsolidated affiliates.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable and investments. Interest expense decreased 42.7%, or $168,000, for the three month period ended October 31, 2009 compared to the three month period ended October 31, 2008. The decrease is primarily due to a significantly lower weighted average debt balance. Interest income decreased 85.1%, or $266,000, for the three month period ended October 31, 2009 compared to the three month period ended October 31, 2008. The decrease is primarily due to  repayment of notes receivable. Amortization of loan issue cost was $27,770 and $32,209 for the three month periods ended October 31, 2009 and October 31, 2008, respectively.

Net loss. Net loss was ($444,115) and ($1,621,298) for the three month periods ended October 31, 2009 and October 31, 2008, respectively. The improvement of $1.2 million is primarily related to the addition of the Washington casinos revenue and the SunCruz management fees, improvement in the casino revenue at the Colorado Grande, offset by increased casino and operational expenses, decreased interest income, and the $1.2 million write off of the Vicksburg project in the prior year. The effective tax rate for the three month periods ended October 31, 2009 and October 31, 2008 was a benefit of (37.3%) and a benefit of (31.8%), respectively. The decrease in the effective tax rate is due primarily to adjusting the year to date tax rate during the three months ended October 31, 2009 as a result of filing the annual return.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2009 AND OCTOBER 31, 2008

Net revenues. Net revenues increased 246%, or $7.7 million, for the six month period ended October 31, 2009 compared to the six month period ended October 31, 2008. Net casino revenues increased $6.0 million.  Food and beverage revenues increased $1.5 million, while other revenues increased $376,000. The Company had no management fees in October, 2008, compared to $500,000 for the six month period ended October 31, 2009.  This was offset by an increase of $0.7 million of promotional allowances.

Total operating expenses. Total operating expenses increased 82% or $5.5 million, for the six month period ended October 31, 2009, compared to the six month period ended October 31, 2008. During the six months ended October 31, 2009, casino and food and beverage operating expenses increased $4.3 million and facility expense increased $0.3 million due to the addition of three mini casinos in Washington state.  Marketing and administrative expenses increased $1.3 million, also due to the addition of the Washington casinos.  Corporate expenses increased $0.3 million due to an increase in stock option expenses, and depreciation and amortization expenses increased $0.3 million due to the addition of the Washington assets.  This was offset by a $1.2 million write off of our investment in Vicksburg in October, 2008.

Earnings (loss) from unconsolidated affiliates. Earnings from unconsolidated affiliates were $0, compared to a loss of $7,900 for the six month period ended October 31, 2008.  As of December, 2008, we have no unconsolidated affiliates.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense decreased 52.7%, or $0.4 million, for the six month period ended October 31, 2009 compared to the six month period ended October 31, 2008. The decrease is primarily due to a lower weighted average debt balance. Interest income decreased 86.7%, or $687,000, for the six month period ended October 31, 2009 compared to the six month period ended October 31, 2008. The decrease is primarily due to our collection of the $1.1 million American Racing and Entertainment, L.L.C. (American Racing) notes receivable in June, 2009, and the collection of the $4.6 million note from Restaurant Connections International in August 2008. Amortization of loan issue costs was $60,000 and $64,000 for the six month periods ended October 31, 2009 and October 31, 2008, respectively.

Net loss. Net loss was $1.1 million and $2.4 million for the six month periods ended October 31, 2009 and October 31, 2008, respectively. The improvement of $1.3 million is primarily related to the increased casino, food and beverage revenues of $7.7 offset by $5.5 million increased operating expenses, a $0.3 million increase in net interest expense, the pre-tax $1.2 write-off of the Vicksburg investment in 2008, and recording a $1.3 million tax benefit, compared to a tax benefit of only $0.6 million in the current year.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 31, 2009 and October 31, 2008:

	Six Months Ended
	October 31,	October 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$(380,388)	$(1,661,439)
Investing activities	(10,599,534)	5,374,143
Financing activities	(36,559)	(5,830)

Operating activities. Net cash used in operating activities during the six month period ended October 31, 2009 decreased to $0.4 million compared to net cash used of $1.7 million during the three month period ended October 31, 2008. The $1.3 million increase in cash flow is mainly due to improved operating results of $1.3 million.

Investing activities. Net cash used in investing activities during the six month period ended October 31, 2009 increased to $10.6 million compared to net cash provided of $5.4 million for the six month period ended October 31, 2008. The increase of funds used is primarily due to the purchase of the Washington mini casinos and the Colorado Grande Casino expansion, offset by our collection of $1.1 million of notes receivable related to our sale of American Racing in June 2007.

Financing activities.  Net cash used in financing activities during the six month period ended October 31, 2009 increased to $37,000 compared to cash used of $5,800 for the three month period ended October 31, 2008.  The increase of funds provided is the result of obtaining a $150,000 line of credit for the Crazy Moose Casino Pasco, offset by the payment of $180,000 in deferred loan issuance costs.

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

At October 31, 2009, outstanding indebtedness was $10.0 million, of which $6.0 million is due June 30, 2013 and $4.0 million is due May 12, 2012. In addition to cash flow expected to be generated from the Colorado Grande Casino and existing management contracts, we anticipate that cash flow from the recently acquired mini-casinos in Washington State will generate sufficient cash flow to pay for corporate overhead, net interest expense and anticipated capital improvements.

We have continued to examine our corporate overhead. As a result, beginning in 2007 we implemented several cost saving measures that have saved approximately $2.5 million of general and administrative expenses annually. These measures included the elimination of several senior level positions and a number of corporate staff positions which resulted in a 60% reduction in our corporate full time equivalents. These cost savings have continued during fiscal year 2010.

We have listed the 270 acres in Black Hawk, CO with a real estate broker. If the acreage is sold we will use the proceeds to pay operating expenses or debt or, reinvest the funds into acquisition opportunities.

On October 31, 2009, excluding restricted cash of $6.1 million, we had cash and cash equivalents of $2.8 million.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our internal control over financial reporting was effective as of October 31, 2009. There have not been any changes in our control over financial reporting during the three months ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

 Proposal One:

Election of one Class I director to hold office until the 2011 Annual Meeting of Stockholders:

Number of Shares
Nominee	For	Abstained
Frank Catania	10,895,748	769,339

In addition, the following individuals continue to be directors following the Annual Meeting of Stockholders: Joseph A. Juliano, Francis M. Ricci, Robert B. Sturges, William J. Sherlock, and William G. Jayroe.

Proposal Two:

Elect two Class II directors to hold offices until the 2012 Annual Meeting of Shareholders:

Number of Shares
Nominee	For	Abstained
Joseph A. Juliano	10,890,051	775,036
Francis M, Ricci	10,895,038	770,049

Proposal Three:

Ratify the appointment of Pannell Kerr Forster of Texas, P.C. as independent auditors for the 2010 fiscal year;

Number of Shares
For	Against	Abstained
11,176,462	376,650	111,974

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

Date: December 10, 2009

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