Form 10-Q
period 2010-01-31
NEVADA GOLD & CASINOS INC
filed 2010-03-17
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended January 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to those filing requirements for the past 90 days.      ☒ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File, required to be submitted and posted pursuant to Rule 405 of Regulation S-T (p. 232 .405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

☐ Yes   ☒ No

The number of common shares outstanding was 12,764,130 as of March 4, 2010.

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

Part I. Financial Information
Item 1. Consolidated Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	January 31,	April 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,733,161	$13,834,544
Restricted cash	6,164,822	6,000,000
Accounts receivable	211,056	12,342
Prepaid expenses	333,100	235,847
Income tax receivable	1,076,249	1,872,369
Route 66 settlement agreement receivable	1,597,183	—
Notes receivable, current portion	—	1,100,000
Other current assets	149,510	46,444
Total current assets	13,265,081	23,101,546

Investments in development projects	154,219	746,024
Investments in development projects held for sale	3,437,932	3,437,932
Notes receivable - development projects, net of current portion and allowances	1,700,000	1,700,000
Goodwill	12,952,160	5,462,918
Identifiable intangible assets, net of accumulated amortization of $525,000 and $0 at January 31, 2010 and April 30, 2009, respectively	5,306,000	—
Property and equipment, net of accumulated depreciation of $2,844,206 and $2,408,595 at January 31, 2010 and April 30, 2009, respectively	3,595,324	1,091,549
Deferred tax asset	1,219,986	599,797
Other assets	4,437,762	5,915,220
Total assets	$46,068,464	$42,054,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,075,453	$846,062
Deferred tax liability	558,868	—
Other accrued liabilities	579,826	197,833
Total current liabilities	2,214,147	1,043,895

Long-term debt	10,000,000	6,000,000
Other liabilities	184,493	44,487
Total liabilities	12,398,640	7,088,382

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,764,130 and 12,939,130 shares outstanding at January 31, 2010 and April 30, 2009, respectively	1,672,240	1,672,240
Additional paid-in capital	19,843,574	19,297,560
Retained earnings	22,523,210	24,213,754
Treasury stock, 1,171,200 and 996,200 shares at January 31, 2010 and April 30, 2009, respectively, at cost	(10,369,200)	(10,216,950)
Total stockholders' equity	33,669,824	34,966,604
Total liabilities and stockholders' equity	$46,068,464	$42,054,986

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Revenues:
Casino	$4,469,523	$1,181,539	$13,443,121	$4,176,153
Food and beverage	1,074,962	264,292	3,423,638	1,117,568
Other	223,777	11,693	626,648	38,643
Management and consulting fees	120,968	243,382	620,968	243,382
Gross revenues	5,889,230	1,700,906	18,114,375	5,575,746
Less promotional allowances	(683,406)	(330,455)	(2,110,972)	(1,087,286)
Net revenues	5,205,824	1,370,451	16,003,403	4,488,460

Expenses:
Casino	2,224,130	401,371	6,176,833	1,382,509
Food and beverage	613,408	94,507	2,337,762	507,092
Marketing and administrative	1,413,210	550,190	4,089,432	1,909,347
Facility	292,427	85,824	784,458	270,878
Corporate expense	865,978	857,440	3,243,043	2,936,036
Legal expense	202	75,979	103,205	175,108
Depreciation and amortization	333,527	162,685	996,680	511,028
Write-off of project development cost	—	11,580	—	1,215,383
Other	112,041	25,786	335,500	77,489
Total operating expenses	5,854,923	2,265,362	18,066,913	8,984,870
Operating loss	(649,099)	(894,911)	(2,063,510)	(4,496,410)
Non-operating income (expenses):
Loss from unconsolidated affiliates	—	—	—	(7,863)
Gain on sale of unconsolidated affiliate	—	430,510	—	430,510
Loss on sale of assets	—	—	—	(27,123)
Interest income	44,944	112,885	150,012	904,951
Interest expense	(246,940)	(323,514)	(625,411)	(1,123,433)
Amortization of loan issue costs	(25,552)	(32,209)	(85,531)	(96,056)
Loss before income tax benefit	(876,647)	(707,239)	(2,624,440)	(4,415,424)

Income tax benefit	330,925	240,461	933,895	1,501,244

Net loss	$(545,722)	$(466,778)	$(1,690,545)	$(2,914,180)

Per share information:
Net loss per common share - basic	$(0.04)	$(0.04)	$(0.13)	$(0.23)
Net loss per common share - diluted	$(0.04)	$(0.04)	$(0.13)	$(0.23)

Basic weighted average number of common shares outstanding	12,866,847	12,939,130	12,915,036	12,939,130

Diluted weighted average number of common shares outstanding	12,866,847	12,939,130	12,915,036	12,939,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	January 31,	January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,690,545)	$(2,914,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	960,611	503,573
Amortization of capitalized development costs	36,069	7,455
Write-off of development project	—	1,215,383
Stock-based compensation	546,014	170,346
Amortization of deferred loan issuance costs	85,531	96,055
Distributions from unconsolidated affiliates	—	3,917
Loss from unconsolidated affiliates	—	7,863
Gain on sale of assets	—	(403,387)
Deferred income tax benefit	(61,321)	(1,501,244)
Changes in operating assets and liabilities:
Receivables and other assets	401,590	2,939,358
Accounts payable and accrued liabilities	611,384	(4,455,374)
Net cash provided by (used in) operating activities	889,333	(4,330,235)
Cash flows from investing activities:
Capitalized development costs	(61,335)	(716,033)
Investment in unconsolidated affiliate	—	(25,000)
Collections on notes receivable	1,100,000	1,100,000
Advances on development projects held for sale	—	4,601,104
Purchase of property, equipment, and intangible assets	(11,672,315)	(167,038)
Proceeds from the sale of an unconsolidated affiliate	—	16,000,000
Maturity of (investment in) restricted cash	(164,822)	3,014,000
Net cash provided by (used in) investing activities	(10,798,472)	23,807,033
Cash flows from financing activities:
Payments on capital lease	(9,994)	(8,878)
Repayment on term loans	—	(5,550,000)
Proceeds from short term loan	150,000	—
Deferred loan issuance costs	(180,000)	—
Purchase of treasury stock at cost	(152,250)	—
Net cash used in financing activities	(192,244)	(5,558,878)
Net increase (decrease) in cash and cash equivalents	(10,101,383)	13,917,920
Cash and cash equivalents at beginning of period	13,834,544	1,396,313
Cash and cash equivalents at end of period	$3,733,161	$15,314,233

Supplemental cash flow information:
Cash paid for interest	$593,699	$1,233,699
Income tax payments	$—	$3,638,421

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$4,000,000	$—
Unrealized loss on marketable securities	$—	$(9,460)

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at January 31, 2010 and April 30, 2009, Consolidated Statements of Operations for the three and nine  months  ended January 31, 2010 and January 31, 2009, and Consolidated Statements of Cash Flows for the nine months ended January 31, 2010 and January 31, 2009. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2009 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2010 are not necessarily indicative of the results expected for the full year.

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
	Three Months Ended		Nine Months Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Food and beverage	$333,320	$148,314	$705,859	$460,490
Other	5,211	1,845	11,621	4,850
Total cost of complimentary services	$338,531	$150,159	$717,480	$465,340

New Accounting Pronouncements Issued

As of January 31, 2010, there are several new accounting standards and interpretations effective. Below is a discussion of significant standards that may impact us.

The Hierarchy of General Accepted Accounting Principles and The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles

In the current period, FASB finalized the “FASB Accounting Standards Codification” (“Codification” or “ASC”), which is effective for periods ending on or after September 15, 2009.  Accordingly, we have implemented the ASC structure required by the FASB and any references to guidance issued by the FASB in these footnotes are to the ASC, in addition to other forms of standards.  The ASC does not change how we account for our transactions or the nature of the related disclosures made.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"), which is now codified under ASC Topic 815 (“ASC 815”). ASC 815 expands the disclosure requirements regarding an entity's derivative instruments and hedging activities, and is effective for the Company's fiscal year beginning May 1, 2009. ASC 815 relates specifically to disclosures, and does not have a material impact on the Company's consolidated financial statements.

Note 3. Restricted Cash

During the nine months ended January 31, 2010, we maintained a $6,000,000 Project Fund which use is restricted to be used for future acquisitions.  We also maintain approximately $165,000 in Player Supported Jackpot funds which are progressive games that customers fund and when a jackpot is hit it is paid from these funds.

Note 4.   Investments in Unconsolidated Affiliates and Investments in Development Projects

During the three and nine months ended January 31, 2009, we held an investment in an unconsolidated affiliate which was accounted for using the equity method of accounting.  As of January 31, 2010, our net ownership interest, investments in and earnings from unconsolidated affiliates were as follows:

	Net Ownership				Equity in Loss		Equity in Loss
	Interest		Investment		Three Months Ended		Nine Months Ended
	January 31,	April 30,	January 31,	April 30,	January 31,	January 31,	January 31,	January 31
Unconsolidated affiliates:	2010	2009	2010	2009	2010	2009	2010	2009
	(Percent)
Buena Vista Development Company, LLC (1)	—	—	$—	$—	$—	$—	$—	$(7,863)
Total investments in unconsolidated affiliates			$—	$—
Total loss from unconsolidated affiliates					$—	$—	$—	$(7,863)

(1)	This asset was sold in December, 2008.

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership		Capitalized Development Costs
	Interest		Investment
	January 31,	April 30,	January 31,	April 30,
Development Projects:	2010	2009	2010	2009
	(Percent)

Gold Mountain Development, L.L.C. (1)	100	100	$3,437,932	$3,437,932
Other (2)	—	—	154,219	746,024
Total investments– development projects			$3,592,151	$4,183,956

(1)	Acquisition and development costs incurred for 270 acres of real property in the vicinity of Black Hawk, Colorado.
(2)	Development cost incurred for other development projects.

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

Notes Receivable - Development Projects

At January 31, 2010, we had net notes receivable of $1.7 million related to the development of gaming/entertainment projects.

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

Note 6.   Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 30,
	2010	2009

$6.0 million promissory note, 10% interest, maturing June 30, 2013	$6,000,000	$6,000,000
$4.0 million promissory note, 7% interest, maturing May 12, 2012	4,000,000	—
Total	10,000,000	6,000,000
Less: current maturities	—	—
Total long-term financing obligations	$10,000,000	$6,000,000

The $6.0 million promissory note matures June 30, 2013.  The interest rate on the note is fixed at 10% through June 2010, then changes to 11% on the unpaid balance for the remainder of the term.  The $4.0 million promissory note matures May 12, 2012 and the interest rate is fixed for the term at 7%.

Note 7.   Stock-Based Compensation

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), provided for the granting of awards to our directors, officers, employees and independent contractors.  The Stock Option Plan expired in January 2009 and was replaced with a new plan described below.  The number of shares of common stock reserved for issuance under the Stock Option Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions

On April 14, 2009, the shareholders of the Company approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”).  The number of shares with respect to which awards may be granted under the 2009 Plan is 1,750,000 shares.  The 2009 Plan is similar to the 1999 Stock Option Plan in most respects and continues to provide for awards which may be made subject to time based or performance based vesting.  Under the 2009 Plan the Committee is authorized to grant the following types of awards:

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

A summary of activity under the Company’s share-based payment plans for the nine months ended January 31, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 30, 2009	1,136,000	$2.54
Granted	430,000	1.25
Exercised	—	—
Forfeited or expired	(110,000)	7.70

Outstanding at January 31, 2010	1,456,000	$1.77	5.2	$—

Exercisable at January 31, 2010	1,300,999	$1.77	5.3	$—

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

	Nine Months Ended
	January 31, 2010	January 31, 2009

Expected volatility	143.3%	87.8%
Expected term	8.0	2.5
Expected dividend yield	—	—
Risk-free interest rate	1.43%	2.35%
Forfeiture rate	—	—

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.   The weighted average grant date fair value of options during the nine months ended January 31, 2010 was $1.22.

As of January 31, 2010, there was a total of $41,222 of unamortized compensation related to stock, which cost is expected to be recognized over a weighted-average period of less than 1.0 year.

Note 8. Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Net loss	$(545,722)	$(466,778)	$(1,690,545)	$(2,914,180)
Other comprehensive loss on marketable securities	—	—	—	(9,460)
Comprehensive loss	$(545,722)	$(466,778)	$(1,690,545)	$(2,923,640)

Note 9.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with FASB codification 260-10-50:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009
Numerator:
Basic and Diluted:
Net loss available to common stockholders	$(545,722)	$(466,778)	$(1,690,545)	$(2,914,180)

Denominator:
Basic weighted average number of common shares outstanding	12,866,847	12,939,130	12,915,036	12,939,130
Dilutive effect of common stock options and warrants	—	—	—	—

Diluted weighted average number of common shares outstanding	12,866,847	12,939,130	12,915,036	12,939,130

Loss per share:

Net loss per common share - basic	$(0.04)	$(0.04)	$(0.13)	$(0.23)
Net loss per common share - diluted	$(0.04)	$(0.04)	$(0.13)	$(0.23)

For the three and nine months ended January 31, 2010 and January 31, 2009, potential dilutive common shares issuable under options of 1,456,000 and 1,141,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 10.   Segment Reporting

We operate in two major business segments (i) gaming and (ii) non-core. The gaming segment for the three and nine month periods ended January 31, 2010 consists of Colorado Grande Casino and the three Washington mini casinos.  For the three and nine month periods ended January 31, 2009, the gaming segment consists of Colorado Grande Casino and Buena Vista Development.

Summarized financial information for our reportable segments is shown in the following table. The “non-core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended January 31, 2010
	Gaming	Non-Gaming	Totals

Net revenue	$5,205,824	$—	$5,205,824
Segment loss	(876,647)	—	(876,647)
Segment assets	30,184,518	3,689,728	33,874,246
Depreciation and amortization	332,474	1,053	333,527
Additions to property and equipment	38,185	—	38,185
Interest expense, net (includes amortization)	227,548	—	227,548
Income tax benefit	330,925	—	330,925

	As of and for the Three Months Ended January 31, 2009
	Gaming	Non-Gaming	Totals

Net revenue	$1,370,451	$—	$1,370,451
Segment loss	(706,467)	(772)	(707,239)
Segment assets	15,946,486	3,627,467	19,573,953
Depreciation and amortization	161,433	1,252	162,685
Interest expense, net (includes amortization)	242,838	—	242,838
Income tax benefit	240,199	262	240,461

	As of and for the Nine Months Ended January 31, 2010
	Gaming	Non-Gaming	Totals

Net revenue	$16,003,403	$—	$16,003,403
Segment loss	(2,619,097)	(5,343)	(2,624,440)
Segment assets	30,184,518	3,689,728	33,874,246
Depreciation and amortization	993,520	3,160	996,680
Additions to property and equipment	15,672,315	—	15,672,315
Interest expense, net (includes amortization)	560,930	—	560,930
Income tax benefit	931,994	1,901	933,895

	As of and for the Nine Months Ended January 31, 2009
	Gaming	Non-Gaming	Totals

Net revenue	$4,488,460	$—	$4,488,460
Segment loss	(4,404,765)	(10,659)	(4,415,424)
Segment assets	15,946,486	3,627,467	19,573,953
Depreciation and amortization	506,857	4,171	511,028
Additions to property and equipment	167,038	—	167,038
Interest expense, net (includes amortization)	314,538	—	314,538
Income tax benefit	1,497,620	3,624	1,501,244
Loss from Buena Vista Development Company, L.L.C.	(7,863)	—	(7,863)

Reconciliation of reportable segment assets to our consolidated totals is as follows:

January 31,
2010

Total assets for reportable segments	$33,874,246
Cash and restricted cash not allocated to segments	9,897,983
Deferred tax asset	1,219,986
Income tax receivable	1,076,249
Total assets	$46,068,464

Note 11. Other Assets

Other non-current assets consist of the following at January 31, 2010 and April 30, 2009, respectively:

	January 31, 2010	April 30, 2009
Accrued interest receivable	$192,986	$167,731
BVR Receivable	4,000,000	4,000,000
Route 66 Settlement Agreement	-	1,597,183
Deferred loan issue cost, net	244,776	150,306
Other assets	$4,437,762	$5,915,220

Note 12.   Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2011. Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of nineteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021. On April 1, 2008, we extended the lease to January 2033 at a flat annual rent of $400,000 from February 2021 through January 2033.

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

Note 14. Acquisition

On May 12, 2009, the Company acquired certain assets of Crazy Moose Casino, Inc., Crazy Moose II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC for a purchase price of $15,962,200, including $212,200 of costs directly associated with the acquisition that were expensed at the end of fiscal year 2009. The acquisition was financed with cash and a note to the sellers for $4 million. The acquisition was accounted for as a purchase business combination in accordance with ASC 805. The purchase price was allocated to the assets acquired based on management’s estimate of their fair value on the date of acquisition.  A summary of the purchase price allocation as finalized during the three months ended January 31, 2010, is as follows:

(000’s)
Current assets	$30
Property and equipment	2,400
Customer relationships	2,951
Trade names	1,862
Noncompete	1,018
Goodwill	7,489

Purchase price	$15,750

The results of operations of $1,439,000 have been included in the consolidated statements of operations since the date of the acquisition. At January 31, 2010 goodwill acquired was $7,489,000, all of which is expected to be deductible for tax purposes.

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

In order to operate our three “mini casinos,” Crazy Moose Casino in Pasco, Crazy Moose Casino in Mountlake Terrace and Coyote Bob’s Roadhouse Casino in Kennewick, each of them is required to maintain a Public Card room license and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of five percent or more of any class of our stock) submit to the Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

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

Note 16.  Oceans Casino Cruises, Inc., (“SunCruz”)

On December 16, 2009, Ocean Casino Cruises, Inc. (d/b/a “SunCruz”) discontinued operation.  The Company was paid for its management fee through that date.  On December 28, 2009, SunCruz filed Chapter 7 bankruptcy.  On February 10, 2010 the Company submitted a claim in the Unites States Bankruptcy Court for the Southern District of Florida for the $500,000 termination fee due the Company per the Management Agreement dated November 10, 2008 between Ocean Casino Cruises, Inc. and the Company.  At this time, the Company is unable to determine if the termination fee, or any part thereof, will be collected.

The Company’s management agreement has been terminated as a result of the bankruptcy proceedings.

Note 17.  Subsequent Events

On March 4, 2010, the Company announced that it signed management and technical services contracts on February 19, 2010, for the development and management of a hotel and casino adjacent to the Las Vegas Motor Speedway in North Las Vegas. The Company will hold a minority interest.

The first phase, which includes 250 hotel rooms, restaurants, meeting rooms, and a casino with up to 500 gaming positions, is expected to be completed in 2012. The development remains subject to numerous conditions, including obtaining financing to repay outstanding obligations related to the land and seeking financing for the development.

The subsequent events have been evaluated through March 17, 2010.  Management determined no additional subsequent events need to be reported.

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

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Washington.  Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $5.2 million and $1.4 million for the three months ended January 31, 2010 and January 31, 2009, respectively.

When compared to the three months ended January 31, 2009, the three month period ended January 31, 2010 was impacted by the following items:

- Addition of three mini casinos in Washington state;

- Addition of table games at Colorado Grande Casino;

- Increase of the bet limit from $5 to $100 in Colorado;

- Loss of management fees from Oceans Casino Cruises, Inc., (“SunCruz”); and

- Reduced interest income and expense.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2010 AND JANUARY 31, 2009

Net revenues. Net revenues increased 279.9%, or $3.8 million, for the three month period ended January 31, 2010 compared to the period ended January 31, 2009. Casino revenues increased $3.3 million with the addition of the three mini casinos in Washington and the addition of table games and increased bet limits at the Colorado Grande.  Food and beverage revenues increased $0.8 million with the addition of three restaurants in the Washington casinos, and other revenues increased $0.2 million with the addition of Pull Tab revenue from the Washington casinos.  The Company had decreased management fees of $0.1 million in January 2010 compared to the three months ended January 31, 2009 due to the termination of the management agreement with SunCruz due to SunCruz bankruptcy (see Note 16).  Our promotional allowances increased $0.4 million for the three month period ended January 31, 2010 compared to the period ended January 31, 2009 in proportion to the additions in revenue.

Total operating expenses. Total operating expenses increased 158.5% or $3.6 million, for the three month period ended January 31, 2010 compared to the period ended January 31, 2009. Of the increase, $2.3 million is the result of increased casino and food and beverage operating expenses, $0.9 million increased marketing and administrative expenses, $0.2 million increased facility expense, $0.1 million increase in other expenses due to the costs incurred for Pull Tab revenue, and $0.2 million increase in depreciation and amortization mainly due to the addition of Washington assets.  Corporate expenses remained flat comparatively and legal expenses decreased $0.1 million.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable and investments. Interest expense decreased 23.7%, or $77,000, for the three month period ended January 31, 2010 compared to the three month period ended January 31, 2009. The decrease is primarily due to a significantly lower weighted average debt balance. Interest income decreased 60.2%, or $68,000, for the three month period ended January 31, 2010 compared to the three month period ended January 31, 2009. The decrease is primarily due to  repayment of notes receivable and low interest rates on the Project Fund. Amortization of loan issue cost was $26,000 and $32,000 for the three month periods ended January 31, 2010 and January 31, 2009, respectively.

Net loss. Net loss was ($545,722) and ($466,778) for the three month periods ended January 31, 2010 and January 31, 2009, respectively. The increase of $0.1 million is primarily related the pre-tax gain of $0.4 million recorded in December 2009 on the sale of BVR and an increase in depreciation expenses. The effective tax rate for the three month periods ended January 31, 2010 and January 31, 2009 was a benefit of (37.8%) and (34.0%), respectively. The increase in the effective tax rate is primarily due to adjusting the estimated tax depreciation and amortization during the three months ended January 31, 2010 as a result of filing the annual return.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2010 AND JANUARY 31, 2009

Net revenues. Net revenues increased 257%, or $11.5 million, for the nine month period ended January 31, 2010 compared to the nine month period ended January 31, 2009. Net casino revenues increased $9.3 million due to the addition of three casinos in Washington state and improved operating results at the Colorado Grande due to the additions of table games and increased bet limits.  Food and beverage revenues increased $2.3 million, while other revenues increased $0.6 million, as well as a $0.4 million increase in management fees. This was offset by an increase of $1.0 million of promotional allowances.

Total operating expenses. Total operating expenses increased 101% or $9.1 million, for the nine month period ended January 31, 2010, compared to the nine month period ended January 31, 2009. During the nine months ended January 31, 2010, casino and food and beverage operating expenses increased $6.6 million and facility expense increased $0.5 million due to the addition of three mini casinos in Washington state.  Marketing and administrative expenses increased $2.2 million, also due to the addition of the Washington casinos.  Other expenses increased $0.3 million due to costs incurred with Pull Tab revenue, as well as Corporate expenses increased $0.3 million due to an increase in stock option expenses. Depreciation and amortization expenses increased $0.5 million due to the addition of the Washington assets.  This was offset by a $1.2 million decrease of the write off of our investment in Vicksburg in October, 2009 and a decrease of legal expenses of $0.1 million.

Earnings (loss) from unconsolidated affiliates. Earnings from unconsolidated affiliates were $0, compared to a loss of $7,900 for the nine month period ended January 31, 2009.  As of December, 2008, we have no unconsolidated affiliates.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense decreased 44.3%, or $0.5 million, for the nine month period ended January 31, 2010 compared to the nine month period ended January 31, 2009. The decrease is primarily due to a lower weighted average debt balance. Interest income decreased 83.4%, or $755,000, for the nine month period ended January 31, 2010 compared to the nine month period ended January 31, 2009. The decrease is primarily due to our collection of the $1.1 million American Racing and Entertainment, L.L.C. (American Racing) notes receivable in June, 2009, and the collection of the $4.6 million note from Restaurant Connections International (RCI) in August 2008. Amortization of loan issue costs was $86,000 and $96,000 for the nine month periods ended January 31, 2010 and January 31, 2009, respectively.

Net loss. Net loss was $1.7 million and $2.9 million for the nine month periods ended January 31, 2010 and January 31, 2009, respectively. The improvement of $1.2 million is primarily related to the increased casino, food and beverage revenues of $11.5 offset by $9.1 million increased operating expenses, the pre-tax $1.2 write-off of the Vicksburg investment in 2009, and recording a $1.5 million tax benefit in 2009, compared to a tax benefit of only $0.9 million in the current year.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 31, 2010 and January 31, 2009:

	Nine Months Ended
	January 31,	January 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$889,333	$(4,330,235)
Investing activities	(10,798,472)	23,807,033
Financing activities	(192,244)	(5,558,878)

Operating activities. Net cash provided by operating activities during the nine month period ended January 31, 2009 increased to $0.9 million compared to net cash used of $4.3 million during the three month period ended January 31, 2009. The $5.2 million increase in cash flow is mainly due to the $1.2 write off of the Vicksburg Horizon project in 2009, $1.2 million increased operating results, and a $2.5 million net change in operating assets and liabilities, which includes a $1.7 million income tax refund.

Investing activities. Net cash used in investing activities during the nine month period ended January 31, 2009 increased to $10.8 million compared to net cash provided of $23.8 million for the nine month period ended January 31, 2009. The increase of funds used is primarily due to the purchase of the Washington mini casinos and the Colorado Grande Casino expansion, the collection of $16 million on the sale of BVR in 2009 and $4.6 million on the sale of RCI in 2009, $3.0 million maturity of restricted cash in 2009 compared to a $0.2 million investment in 2010, offset by our collection of $1.1 million of notes receivable related to our sale of American Racing in June 2007.

Financing activities.  Net cash used in financing activities during the nine month period ended January 31, 2010 decreased to $0.2 million compared to cash used of $5.6 million for the nine month period ended January 31, 2009.  The increase of funds provided is the result of obtaining a $150,000 line of credit for the Crazy Moose Casino Pasco, offset by the payment of $180,000 in deferred loan issuance costs compared to $5.6 million repayment of term loans in 2009.

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

At January 31, 2010, outstanding indebtedness was $10.0 million, of which $6.0 million is due June 30, 2013 and $4.0 million is due May 12, 2012. In addition to cash flow expected to be generated from the Colorado Grande Casino and future management contracts, we anticipate that cash flow from the recently acquired mini-casinos in Washington State will generate sufficient cash flow to pay for corporate overhead, net interest expense and anticipated capital improvements.

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

On January 31, 2010, excluding restricted cash of $6.2 million, we had cash and cash equivalents of $3.7 million.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our internal control over financial reporting was effective as of January 31, 2010. There have not been any changes in our control over financial reporting during the three months ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.   (Removed and Reserved)

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

Date: March 17, 2010

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

10.2	Purchase Agreement dated November 25, 2009 between Nevada Gold BVR, LLC and B.V. Oro, LLC (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 12, 2009)

10.3	Management Agreement dated November 10, 2009 between Nevada Gold & Casinos, Inc. and Oceans Casino Cruises, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed November 12, 2009)

10.4
Settlement Agreement and Release dated April 15, 2009 among Nevada Gold & Casinos, Inc., American Heritage, Inc. and Frederick C. Gillmann (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 16, 2009)

10.5
Asset Purchase Agreement dated March 12, 2010 among Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s, Inc. and Gullwing III, LLC, as sellers, and NG Washington, LLC, as purchaser (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2010)

10.6 (**)
Amended and Restated Credit Facility dated January 19, 2006 (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.15 to the Company's Form 8-K filed January 25, 2006)

10.7 (**)
Form of Guarantee of Credit Facility among Nevada Gold and Casinos, Inc., each of Black Hawk Gold, LTD, Gold River, LLC, Nevada Gold BVR, LLC, and Nevada Gold NY, Inc., and the Lender signing as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.16 to the Company’s Form 10-Q filed March 3, 2006)

10.8 (**)
January 2006 Security Agreement dated January 19, 2006, by and between Nevada Gold & Casinos, Inc., its wholly-owned subsidiary, Black Hawk Gold, Ltd., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.17 to the Company’s Form 10-Q filed March 3, 2006)

10.9 (**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Black Hawk Gold, LTD, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.18 to the Company’s Form 10-Q filed March 3, 2006)

10.10 (**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold BVR, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.19 to the Company’s Form 10-Q filed March 3, 2006)

10.11 (**)
Commercial Pledge Agreement dated January 19, 2006 among Nevada Gold & Casinos, Inc., Gold River, LLC, and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.20 to the Company’s Form 10-Q filed March 3, 2006)

10.12 (**)
Commercial Pledge Agreement dated January 19, 2006, among Nevada Gold & Casinos, Inc., Nevada Gold NY, Inc., and the Lender listed as a party thereto (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act) (filed previously as Exhibit 10.21 to the Company’s Form 10-Q filed March 3, 2006)

10.13
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated July 30, 2007 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 30, 2007)

10.14
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated October 12, 2007 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed October 15, 2007)

10.15
Amendment to the Amended and Restated Credit Facility dated January 19, 2006 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated December 20, 2007 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2007)

10.16
Agreement Regarding Use of Proceeds of IC-BH Sale and Regarding Remaining Amount Due Under the Amended and Restated Credit Facility among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed November 13, 2007)

10.17
Amendment to the January 2006 Security Agreement among Nevada Gold & Casinos, Inc., Black Hawk Gold, Ltd. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed November 13, 2007)

10.18
Agreement Regarding Use of Proceeds from RCI/CCH Notes Receivable between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed November 13, 2007)

10.19	Promissory Note issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers dated November 13, 2007 (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed November 13, 2007)

10.20	Agreement Regarding Loans effective March 1, 2009 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2009)

10.21
Amended and Restated Security Agreement effective March 1, 2009 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed June 17, 2009)

10.22
Schedule of Collateral, Notes, Security Interests and Ownership Interests effective March 1, 2009 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed June 17, 2009)

10.23	Promissory Note issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers effective March 1, 2009 (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed June 17, 2009)

10.24
July 2009 Amended and Restated Security Agreement among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2009)

10.25
Schedule of Collateral, Notes, Security Interests and Ownership Interests dated July 7, 2009 among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2009)

10.26
Collateral Assignment of Notes, Contractual Rights, Security Interests, and Ownership Interests dated July 7, 2009 among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed July 7, 2009)

10.27
Promissory Note issued by Nevada Gold & Casinos, Inc. to the senior lender dated July 7, 2009 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed July 7, 2009)

10.28
Loan Guaranty Agreement dated July 7, 2009 among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., NG Washington, LLC, Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.5 to the Company’s Form 8-K filed July 7, 2009)

10.29 (+)	Form of Indemnification Agreement between Nevada Gold & Casinos, Inc. and each officer and director (filed previously as Exhibit 10.5 to the Company’s Form 10-QSB, filed February 14, 2002)

10.30A (+)	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.27 to the Company’s Form 10-Q filed December 15, 2006)

10.30B (+)
Amendment to the Employment Agreement dated August 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to the Company’s Form 8-K filed August 31, 2007)

10.30C (+)
Amendment to the Employment Agreement dated October 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to the Company’s Form 8-K filed October 30, 2007)

10.30D (+)
Second Amendment to the Employment Agreement dated January 23, 2009 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 24, 2009)

10.31A (+)	Employment Agreement dated October 24, 2006 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to the Company’s Form 10-Q filed March 9, 2007)

10.31B(+)
First Amendment to the Employment Agreement dated April 14, 2009 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.24B to the Company’s Form 10-Q filed September 9, 2009)

10.32A (+)	Employment Agreement dated December 29, 2006 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to the Company’s Form 10-Q filed March 9, 2007)

10.32B (+)
First Amendment to the Employment Agreement dated April 14, 2009 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.25B to the Company’s Form 10-Q filed September 9, 2009)

10.32C (+)	Second Amendment to Employment Agreement between Nevada Gold & Casinos, Inc. and Ernest E. East dated June 8, 2010 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed June 8, 2010)

23.1(*)	Consent of Independent Registered Public Accounting Firm

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan, or arrangement.
*	Filed herewith.
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.