Form 10-K
period 2010-04-30
NEVADA GOLD & CASINOS INC
filed 2010-07-29
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for fiscal year ended April 30, 2010
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from               to

Commission File No. 001-15517

Nevada Gold & Casinos, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

50 Briar Hollow Lane, Suite 500W, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.12 par value	New York Stock Exchange AMEX

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
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐              Non-accelerated filer ☐            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes ☒ No

As of June 30, 2010 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $0.88, as reported on the New York Stock Exchange, was $11,025,751.

As of July 27, 2010, the registrant had 12,764,130 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 30, 2010 are incorporated by reference into Part III of this report.

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

Commercial Gaming Projects.

We own and operate the Colorado Grande Casino in Cripple Creek, Colorado.  On May 12, 2009, we purchased three mini-casinos in Washington State, the Crazy Moose-Pasco, Crazy Moose-Mountlake Terrace, and Coyote Bob’s-Kennewick.

In March 2010, we signed management and technical services contracts for the development and management of a hotel and casino adjacent to the Las Vegas Motor Speedway in North Las Vegas. The project will be owned by various limited liability companies of which Nevada Gold will hold a minority interest and option rights to acquire additional equity.

In April 2010, we reached an agreement to acquire up to an additional seven mini-casinos in the state of Washington for $11.1 million, which closed on July 23, 2010. The casinos were owned by subsidiaries of Evergreen Gaming Corporation ("Evergreen"), a British Columbia corporation, which is under bankruptcy court protection. The transaction was financed by cash on hand as well as a $5.1 million note issued to Evergreen's current senior lender.  See Note 18 of our Consolidated Financial Statements for a pro-forma analysis of the transaction.

Native American Gaming Project.

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development”) which is developing a casino for a Native American tribe in Amador County, California.  Effective November 25, 2008, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., we sold our 40% interest in Buena Vista Development, L.L.C (BVD) to B.V. Oro, L.L.C. (BVO), which is owned by our former partner and related parties, for $16 million cash and a $4 million receivable from BVD which is due no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties.  In addition we are entitled to a 5% carried interest in the Class B membership interest.  Should the facility not be developed, the collectibility of this receivable cannot be assured.

Management Agreements.

Effective November 10, 2008, we signed a management contract with Oceans Casino Cruises, Inc., owner of SunCruz Casinos.  The contract was to extend to December 31, 2010.  On December 16, 2009, Ocean Casino Cruises, Inc. (d/b/a “SunCruz”) discontinued operations.  We were paid for our management fee through that date.  On December 28, 2009, SunCruz filed Chapter 7 bankruptcy.  On February 10, 2010, we submitted a claim in the United States Bankruptcy Court for the Southern District of Florida for the $500,000 termination fee due to us per the Management Agreement.  At this time, we do not believe it is likely to collect the termination fee, or any part thereof.

Our management agreement has been terminated as a result of the bankruptcy proceedings.  The Company continues to pursue outside management agreements.

We also have real-estate interests in Colorado which are currently offered for sale.

We report our operations in two segments - gaming projects and non-core assets. For a summary of financial information concerning these two segments, please refer to the information provided in Note 12 to our Consolidated Financial Statements.

Objective and Strategies

Our primary business objective is to increase long-term returns to shareholders through appreciation in the value of our common shares. To achieve this objective, we intend to grow our assets and our earnings by following three business strategies:

-	enhancing the return from, and the value of, the gaming properties in which we own interests;
-	acquiring or developing additional gaming properties; and

-	assisting in finding financing, developing and/or managing of, or providing consulting services to gaming projects.

Current Commercial Casino Projects

The Colorado Grande Casino-Cripple Creek

On April 25, 2005, we acquired the Colorado Grande Casino located in Cripple Creek, Colorado, from Isle of Capri Black Hawk (IC-BH) for $6.5 million. The Colorado Grande Casino is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a casino with approximately 191 slot machines, four table games, two restaurants with bars and 44 parking spaces. The friendly atmosphere is enhanced as good customers are treated to "comps" in the form of free drinks, free meals, or other benefits.  In November 2008, Colorado passed Amendment 50 which effective July 2, 2009, increased bet limits from $5 to $100, permits craps, roulette, poker, blackjack, and other table games, allows 24 hour gaming, and lowered gaming tax rates.  To take advantage of this and remain competitive in the market, we invested an additional $600,000 in the property to provide blackjack, roulette, house-banked poker, and a food outlet on the casino floor.

      Cripple Creek is 40 miles west of Colorado Springs, Colorado, which is 65 miles south of Denver, Colorado. We believe that the Cripple Creek market attracts customers primarily from Colorado Springs, Pueblo, Fort Carson and smaller areas south of Denver.

Nevada Gold Washington – Washington State

On May 12, 2009, Nevada Gold completed its acquisition of three mini casinos in the State of Washington, for $15.75 million. The casinos were owned by Gullwing III, LLC (“sellers”) and the transaction was funded by existing cash as well as a $4.0 million note issued by the sellers.  See Note 7 of our consolidated financial statements.

The three casinos are the Crazy Moose Casino, located in Pasco, Coyote Bob's Roadhouse Casino, located in Kennewick, and the Crazy Moose Casino, located in Mountlake Terrace in close proximity to Seattle. Combined, the facilities have a total of 40 table games including blackjack, Pai Gow poker, Baccarat, Spanish 21, Blackjack-Double Action, Ultimate Holdem, and Three and Four card poker. New games are frequently introduced to keep the customers interested and active. Additional banked table games are permitted along with poker and pull tabs. Each casino includes a full service restaurant with bar. The friendly atmosphere is enhanced as good customers are treated to "comps" in the form of free non-alcoholic drinks, free meals, or other benefits. The three casinos operate with approximately 400 employees and have a total of 306 parking spaces.

As of January 1, 2009, the maximum bet for each facility was increased from $200 to $300 and the law was changed to allow casinos to be open 24 rather than 20 hours per day.

Two of the casinos are located within 250 miles in the Tri-cities area and one is located in the Seattle area.  We believe that the Crazy Moose Casino in Mountlake attracts customers from the Seattle area, whereas the Crazy Moose Pasco and Coyote Bob’s Roadhouse Casino located in the Southeast portion of Washington state, attracts customers from Walla Walla, southeastern Washington State, and northeastern Oregon.

Nevada Gold Washington II – Washington State

On July 23, 2010, the Company acquired six additional casinos, and their related operating center, in the state of Washington. See Note 18 of our consolidated financial statements.

Native American Casino Projects

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

On May 4, 2005, we, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., acquired a 20% interest in BVD in exchange for an approximately $14.8 million loan and an equity investment of approximately $200,000.   Our initial 20% ownership interest in BVD increased by five percentage points at the end of every six month period the loan remained outstanding, up to a maximum of an additional 20%, for a total of 40%.  At May, 2007, we owned a 40% interest in BVD.

Effective November 25, 2008, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., we sold our 40% interest in BVD to BVO, which is owned by our former partner and related parties, for $16 million cash and a $4 million receivable from BVO which is due no later than two years after the opening of a gaming/entertainment facility to be built by BVO for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties.  In addition, we are entitled to a 5% carried interest in the Class B membership interest.

We cannot predict the future performance of the casino. We expect the casino’s primary market to include Sacramento and Stockton, California. In this market, the casino will most directly compete with the Jackson Rancheria Casino located in Jackson, California, approximately 10 miles from the proposed Buena Vista Casino, the Cache Creek Casino located approximately 45 miles northwest of Sacramento, Thunder Valley Casino located a few miles northeast of Sacramento, Red Hawk Casino located approximately 40 miles northeast of Sacramento, and the Shingle Springs Casinos located just east of Sacramento on Highway 50.

Other Casino Projects

Route 66 Casino; Albuquerque, New Mexico

We owned a 51% interest in Route 66 which we accounted for using the equity method. We received no cash distributions from the Route 66 Casinos venture. Our portion of the earnings of the Route 66 Casinos venture was estimated and recorded based on available financial information. In April 2008, we signed a settlement agreement with American Heritage, Inc. and Fred Gillman, the principal of American Heritage, Inc. (“The Gillmann Group”). Per the agreement, The Gillmann Group paid us $1 million on May 1, 2008, $1.3 million on June 2, 2008 and was obligated to pay us $2.3 million by April 15, 2010.  There was an offsetting $0.7 million liability previously netted against the $2.3 million, resulting in a net balance of $1.6 million.  The $2.3 million was not received as of April 30, 2010, as a result we elected to establish a valuation allowance against the remaining $1.6 million receivable on the balance sheet. We are pursuing legal action to collect the receivable.  See Note 16 to the accompanying Consolidated Financial Statements for a discussion of our current legal position and accounting of the settlement agreement and our former investment in this joint venture.

Management Contracts

Oceans Casino Cruises, Inc.

On November 10, 2008, we signed a contract to manage the SunCruz Casinos for Oceans Casino Cruises, Inc.  The contract was to extend to December 31, 2010.  On December 16, 2009, SunCruz discontinued operations.  We were paid for our management fee through that date.  On December 28, 2009, SunCruz filed Chapter 7 bankruptcy.  On February 10, 2010 we submitted a claim in the United States Bankruptcy Court for the Southern District of Florida for the $500,000 termination fee due to us per the Management Agreement.  At this time, we do not believe it is likely to collect the termination fee, or any part thereof.

Our management agreement has been terminated as a result of the bankruptcy proceedings.

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

The Colorado Casino must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. It also must not exceed specified gaming square footage limits as a total of each floor and the full building. Casinos may operate 24 hours daily. Colorado casinos are permitted to operate slot machines and various types of table games, such as blackjack, poker, craps and roulette.  Casino patrons must be 21 or older to gamble in the casino.  Effective July 2, 2009, the casino is permitted to operate 24 hours per day and the maximum bet limit was increased $5 to $100. No Colorado Casino may provide credit to its gaming patrons.

The Colorado Constitution permits a gaming tax of up to 20% on adjusted gross gaming proceeds, and authorizes the Gaming Commission to change the rate annually. As of July 2, 2009, any increase in the gamming tax rate requires statewide voter approval.  The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $5 million, 9% over $5 million up to and including $8 million, 11% over $8 million up to and including $10 million, 16% over $10 million up to and including $13 million and 20% on adjusted gross proceeds in excess of $13 million.

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

Washington

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

Other Assets

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 265 acres of real property in the vicinity of Black Hawk, Colorado. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 265 acres.

      Nevada Gold Speedway, LLC.  Through our wholly owned subsidiary, NG Speedway, LLC, we have signed management and technical services contracts for the development and management of a hotel and casino adjacent to the Las Vegas Motor Speedway in North Las Vegas. The project will be owned by various limited liability companies of which Nevada Gold will hold a minority interest.  We  will assist in the development and manage the operation of the property.  The development is expected to be completed in three phases. The first phase, which will include 250 hotel rooms, restaurants, meeting rooms and a casino with up to 500 gaming positions, is expected to be completed during 2012. The development remains subject to numerous conditions, including obtaining financing to repay the outstanding obligations related to the land and securing financing for the development.

NG Washington II, LLC. Through our wholly-owned subsidiary, NG Washington II, LLC, we signed an agreement in April 2010 to acquire up to seven mini-casinos in Washington State.  We escrowed $1.0 million as a deposit and as of April 30, 2010, spent $0.3 million additional funds for licensing and legal matters pertaining to the acquisition.  Closing of the acquisition was subject to the bankruptcy court process which was finalized May 28, 2010. In addition, the acquisition was subject to other customary closing conditions, including licensing and necessary lease transfers, among other conditions.

On July 23, 2010, the Company acquired six of the seven casinos, and their related operating center. The casinos are the Silver Dollar Seatac, the Silver Dollar Renton, the Silver Dollar Mill Creek, Club Hollywood, located in Shoreline, the Royal Casino, located in Everett, and the Golden Nugget Casino, located in Tukwila, collectively “Silver Dollar Casinos”. All of the casinos are located in western Washington.  The casinos were previously owned by subsidiaries of Evergreen Gaming Corporation, a British Columbia Corporation, which is under bankruptcy court protection.  The Company purchased the six casinos from Fortress Credit Opportunities I, LP and Fortress Credit Funding II, LP, (the “Sellers”) for $11.07 million, $6.0 million which was paid in cash and $5.07 million by a credit agreement, issued by the Company to the Sellers that is due July 23, 2012, and bears an interest rate based on the 30 day LIBOR at the end of each calendar month, plus 9%, with a floor of 11.0%.  Interest is due monthly.

Employees

As of April 30, 2010, we employed 481 people.

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

As of April 30, 2010, we had $10.0 million of indebtedness outstanding, consisting of a $6.0 million interest only promissory note which matures on June 30, 2013 and a $4.0 million debt for the Washington properties which matures on May 12, 2012.  Although we have substantially reduced our debt, our indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

Our ability to fund our gaming operations will depend on our ability to generate cash flow from our gaming operations and borrow or refinance $4.0 million by May 12, 2012 and $6.0 million by June 30, 2013. Our ability to generate sufficient cash flow to satisfy our debt obligations will depend on our future operating performance that is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt obligations, we will need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. These measures may not be available to us or, if available, they may not be sufficient to enable us to satisfy our obligations and may restrict our ability to pay operating expenses. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations or fund our gaming operations.

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

The Company has receivables that are projected to be collected. If the Company is not able to collect or monetize these assets timely then the lack of such collection may have a negative impact on the Company’s projected cash flow. The occurrence of monetizing our recorded assets could have a material adverse effect on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations.

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

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 265 acres of real property in the vicinity of Black Hawk, Colorado. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 265 acres. The acreage is for sale and will be listed with a broker.

Washington Casinos. As a result of acquiring facilities in Washington, the Crazy Moose II Mountlake Terrace has a building lease which expires May, 2011, with an option to renew for two additional five year terms. The annual rent is $192,000.  The administrative office has a lease which expires February, 2011 with an option to renew for one additional term.  The annual rent is $28,800.  In addition, the Crazy Moose I Pasco has a parking lot lease which expires January, 2011 with an option to renew for one more two year term.  The annual rent is $6,300.  We own the buildings for the Crazy Moose Pasco and Coyote Bob’s in Kennewick as well as a parcel of land at Pasco used as a parking lot.

Office Lease. We currently lease approximately 6,110 square feet of office space in Houston, Texas. The lease expires March 31, 2011. The total monthly rent for this office space is currently $8,700.

Item 3.	Legal Proceedings

None

Item 4.	Removed and Reserved
Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange-AMEX under the symbol UWN. The following table sets forth the high and low sales prices per share of the common stock for the last two fiscal years.

	Fiscal Years Ended
	April 30, 2010		April 30, 2009
	High	Low	High	Low

First Quarter	$1.40	$.80	$1.34	$1.02
Second Quarter	1.27	.97	1.29	.53
Third Quarter	1.08	.83	.89	.38
Fourth Quarter	1.10	.74	.84	.66

Holders of Common Stock

       As of June 30, 2010, we had approximately 4,670 shareholders of record.

Dividends

We have not paid any dividends during the last four fiscal years and our current policy is to retain earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2010 including the 1999 Stock Option Plan and the 2009 Equity Incentive Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders (such grants, the “Non-Plan Grants”).

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (C)

Equity Compensation Plans Approved by Security Holders	1,456,000	$1.77	1,320,000
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	1,456,000	$1.77	1,320,000

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

In December, 2009, in a private transaction, we purchased 175,000 shares of our common stock at the then prevailing market price of $0.87 per share.  During the years ended April 30, 2010 and April 30, 2009, we repurchased a total of 175,000 and 0 shares, respectively.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company’s stockholders during the two-year period ended April 30, 2010, as well as an overall stock market index (NYSE Arca Major Market Index) and the Company’s peer group index (Dow Jones US Gambling Index):

ASSUMES $100 INVESTED ON MAR. 31, 2005
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING APRIL 30, 2010

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

Goodwill, Other Intangible, and Other Long Lived Assets

In connection with our acquisition of the Colorado Grande casino on April 25, 2005, and the acquisition of the Washington casinos on May 12, 2009, we have goodwill and identifiable intangible assets of $15.3 million, net of amortization.  Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually and or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. We review the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming segment.

We use earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as the measure for future earnings in our impairment test.  Management estimates future EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of EBITDA rates based on industry standards ranging from 5.5 to 7.5 times EBITDA when we estimated fair values of our casinos as of April 30, 2010.

During the 2010 fiscal there were significant declines in the U.S. economies and in the casino industry overall, which led to declines in our revenues, margins and cash flows.  Our sales and profitability declined throughout the year.  We considered the impact of these significant adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of April 30, 2010.  The estimated fair values of our reporting unit were negatively impacted by significant reductions in estimated cash flows for the income approach.

Our goodwill impairment analysis led us to conclude that there was a significant impairment of goodwill for the Colorado Grande and, accordingly, we recorded a non-cash charge of $2.8 million to our operating results for the year ended April 30, 2010, for the impairment of our goodwill.  This $2.8 million expense is included in the “Impairment of Assets” expense on the Consolidated Statements of Operations.    This impairment charge did not have an impact on our liquidity; however it was a reflection of the overall downturn in our industry and decline in our projected cash flows.

Long-lived assets, including property, plant and equipment and amortizable intangible assets, also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Asset and Investment Impairments

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

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method. We make advances to third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated to determine the appropriate discount to be recorded on the note for it to be considered a performing note. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. See Note 5 to our Consolidated Financial Statements.

We review on a quarterly basis each of our notes receivable to evaluate whether the collection of such note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible then the note receivable would be written down to its estimated fair value.  Based on this policy, we established a $1.6 million valuation allowance as of April 30, 2010 in regards to the receivable due from the Gillman Group.

Revenue Recognition

We record revenues from casino operations, management fees, and interest on notes receivable on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectibility is reasonably certain.

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

	Fiscal Year Ended
	April 30, 2010	April 30, 2009
Food and beverage	$1,120,638	$595,499
Other	13,601	5,994
Total cost of complimentary services	$1,134,239	$601,493

 Accrued Jackpot Liability

We accrue jackpot liability as games are played under a matching concept of coin-in.  As of April 30, 2010, we also maintain approximately $267,000 in Player Supported Jackpot accrued liability, which are progressive games that customers fund and when a jackpot is hit it is paid from reserved funds.

Income Taxes

Income taxes are accounted using an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2010, we did not record any accrued litigation liability.

Share-Based Compensation

Under ASC Topic 718, “Compensation - Stock Compensation”, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Washington. On April 25, 2005, we acquired the Colorado Grande Casino from IC-BH.  On May 12, 2009, we acquired three mini-casinos in Washington State.  Our business strategy will continue to focus on gaming projects with a continued emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs and our profitability can be expected to increase. Our net revenues were $22.0 million and $5.9 million for fiscal years 2010 and 2009, respectively.

We hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows (see Note 4 to the Consolidated Financial Statements):

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
	(Percent)

NG Washington, LLC (1)	100	100	$-	$617,071
Nevada Gold Speedway, LLC (2)	100	-	90,652	-
NG Washington II, LLC (3)	100	-	1,273,731	-
Other (4)			54,406	128,953
Total investments– development projects			$1,418,789	$746,024

(1)	Refundable deposits and license costs incurred for three mini-casinos in Washington State; acquisition closed May 12, 2009.
(2)	Deposit and acquisition costs related to management and technical services contract for development of Las Vegas Speedway casino and hotel
(3)	Refundable deposits and license costs incurred for seven additional mini-casinos in Washington State
(4)	Development costs incurred for other development projects.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the fiscal years ended April 30, 2010, and April 30, 2009:

	Fiscal Years Ended
	April 30,	April 30,
	2010	2009
Revenues:
Casino	$18,822,900	$5,356,885
Food and beverage	4,534,744	1,395,130
Other	865,264	49,366
Management fees	620,968	493,382
Gross revenues	24,843,876	7,294,763
Less promotional allowances	(2,817,888)	(1,426,511)
Net revenues	22,025,988	5,868,252
Operating expenses:
Casino	8,562,284	1,750,014
Food and beverage	2,851,635	614,779
Marketing and administrative	5,564,288	2,485,881
Facility	1,070,933	362,009
Corporate expense	4,216,475	4,366,670
Legal expenses	241,468	403,694
Depreciation and amortization	1,344,323	627,618
Impairment of assets	4,347,183	-
Write-off of project development cost	50,486	1,215,383
Other	476,395	145,018
Total operating expenses	28,725,470	11,971,066
Operating loss	(6,699,482)	(6,102,814)
Non-operating income (expenses):
Loss from unconsolidated affiliates	-	(7,863)
Gain on sale of equity investees and assets	16,511	403,388
Interest income	192,708	975,490
Interest expense	(866,034)	(1,307,296)
Amortization of loan issue costs	(58,972)	(128,266)
Loss on extinguishment of debt	(128,834)	-
Loss before income tax benefit	(7,544,103)	(6,167,361)
Income tax (benefit) expense
Current	(1,546,698)	(2,265,155)
Deferred and change in valuation allowance	(1,248,623)	285,930
Total income tax benefit	(2,795,321)	(1,979,225)

Net loss	$(4,748,782)	$(4,188,136)

Per share information:
Net loss per common share - basic	$(0.37)	$(0.32)
Net loss per common share - diluted	$(0.37)	$(0.32)

Basic weighted average number of shares outstanding	12,878,240	12,939,130
Diluted weighted average number of shares outstanding	12,878,240	12,939,130

Comparison of Fiscal Years Ended April 30, 2010 and April 30, 2009

Net revenues. Net revenues for fiscal year 2010 increased 275.3%, or $16.2 million, to $22.0 million compared to fiscal year 2009. Net Casino revenues increased $13.5 million due to the addition of three mini-casinos in Washington State, the addition of table games at the Colorado Grande as a result of the passage of a bet limit initiative which allows $100 bet limits and twenty four hour gaming in Colorado as of July 2, 2009.  Food and beverage revenues increased $3.1 million due to the addition of three restaurants in Washington and an additional kiosk restaurant in the Colorado Grande’s new table games area.  Other revenues increased $0.8 million mainly due to the addition of Pull Tab revenue in Washington.  This was offset by a $1.4 million increase in promotional allowances due to the additional casino operations.

Total operating expenses. Total operating expenses for fiscal year 2010 increased 140.0%, or $16.8 million, to $28.8 million compared to fiscal year 2009.  Operating expenses, excluding write-offs and impairments, increased $13.6 million due to the addition of three casinos in Washington State.  Operating expenses specifically related to the casinos increased $6.8 million compared to 2009,  food and beverage expenses increased $2.2 million, marketing and administrative increased $3.1 million in tandem with the increase in revenue, and facility operations expenses increased $0.7 million compared to 2009 as a result of the additional three casinos and central office in Washington State.  We also saw an increase in depreciation and amortization expense of $0.7 million directly related to a $0.7 million annualized amortization of intangible assets from the Washington purchase.   We experienced a $0.2 million decrease or 3% less corporate expense primarily due to a decrease of audit expenses.  Legal expenses for fiscal year 2010 decreased 40%, or $0.2 million, to $0.2 million compared to fiscal year 2009. The decrease is primarily due to an effort to prepare legal documents internally and a reduction in litigation activity.  The remaining $3.2 million increase in operating expenses is due to the impairment of the Colorado Grande goodwill of $2.75 million, a valuation allowance of $1.6 million against the Route 66 settlement receivable, and a $51,000 write off of our remaining unamortized investment in SunCruz compared to a write off of $1.2 million of our investment in Vicksburg Horizon Casino in 2009.

Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates for fiscal year 2010 were $0 compared to a loss of $8,000 in 2009.  As a result of the sale of our interest in BVD in December 2008, we are no longer recording earnings from unconsolidated affiliates.

Interest income, interest expense, and amortization of loan issue costs. Interest expense, net consists of a net balance of interest expense, loss on extinguishment of debt, and amortization of loan issue cost, offset by interest income. Interest expense for fiscal year 2010 decreased 33.8%, or $0.4 million, to $0.9 million compared to fiscal year 2009. The decrease is primarily due to the repayment of approximately $9.6 million of debt during fiscal 2009, despite having added $4.0 million of debt in fiscal 2010 which is at a more favorable interest rate. Interest income for fiscal year 2010 decreased 80.2%, or $0.8 million, to $0.2 million compared to fiscal year 2009. The decrease is primarily due to the sale of the BVR note of $14.8 million and due to the low interest rates of return on the monies in the Project Fund. We recorded a loss on extinguishment of debt of $129,000 related to the new note with our senior lender.  Amortization of loan issue cost was $59,000 and $128,000 for fiscal years 2010 and 2009, respectively.

Other non-operating income and expenses. During fiscal year 2009, we recorded a $0.4 million gain related to the sale of our development and loan agreement with BVR.  We had no significant gains or losses in 2010.

Net (loss) income. Fiscal year 2010 reflects a net loss of $4.8 million compared to a net loss of $4.2 million for fiscal year 2009. The increase of $0.6 million is primarily related to the $16.8 million increase in operating expenses offset by increased net revenues of $16.2 million, increased net interest expense of $0.3 million, the recording of a $0.4 million gain on sale of equity investments in 2009, offset by recording a $2.8 million tax benefit in 2010 compared to $2.0 million in 2009.   The effective tax rate for fiscal years 2010 and 2009 was (37.1%) and (32.1%), respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for fiscal years 2010 and 2009:

	Fiscal Years Ended
	April 30,	April 30,
	2010	2009
Cash provided by (used in):
Operating activities	$985,493	$(5,507,059)
Investing activities	$(11,318,508)	$27,507,309
Financing activities	$(345,793)	$(9,562,019)

Operating activities.  Net cash provided by (used in) operating activities during fiscal year 2010 improved $6.5 million compared to fiscal year 2009 primarily due to operating income for the Colorado Grande improved by $0.2 million, while addition of the Washington casinos contributed operating income of $1.2 million.  The Corporate office, excluding non-cash stock option expense, improved by $0.7 million compared to fiscal 2009.  The net change of receivables and other assets and accrued liabilities of $3.9 million, which includes a $1.7 million income tax refund received in December 2009, compared to a $3.6 million income tax payment in fiscal year 2009.  These improvements were offset by increased net loss of $0.5 million mainly attributable to non-cash adjustments including a $4.3 million impairment of assets, an increase of stock option expense of $0.4 million, and recording a $2.8 million tax benefit compared to a $2.0 million tax benefit in fiscal year 2009.

Investing activities. Net cash provided by (used in) investing activities during fiscal year 2010 increased to $11.3 million compared to $27.5 million provided during fiscal year 2009. The $38.8 million change is primarily due to the $11.1 million net cash purchase of the Washington casinos, $0.6 million investment in the Colorado Grande expansion, a release of restricted cash of $0.7 million compared to the release of restricted cash of $7.0 million in 2009, and collection of notes receivable of $4.6 million and proceeds from the sale of our interest in BVR of $16 million.

Financing activities. Net cash used in financing activities was $0.3 million for fiscal year 2010 compared to $9.5 million net cash used in financing activities for fiscal year 2009. During fiscal year 2009, we repaid a net $9.6 million of our term loan compared to no significant debt repayments in 2010.  In addition, during fiscal year 2010 we acquired treasury stock at a cost of $0.2 million, and paid $0.2 million in loan issuance costs.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;
- cash flow from acquisitions;
- management contracts;
- working capital requirements;
- obtaining funds via long-term debt instruments;
- debt service requirements;  and
- disposition of non-gaming related assets.

At April 30, 2010, outstanding indebtedness was $10.0 million, of which $4.0 million is due May 2012 and the remaining $6.0 million is due June 2013. In addition to cash flow expected to be generated from the Colorado Grande Casino, we anticipate the recently acquired mini-casinos in Washington State, existing management contracts and the anticipated acquisition of additional mini-casinos in Washington will generate sufficient cash flows.

On December 15, 2008 the Company received $16 million in cash for our 40% ownership of BVD.  The cash and a $4 million receivable due no later than two years after the gaming/entertainment facility opens, paid in full the $14.8 million note receivable and accrued interest.

We are in the process of listing the 265 acres in Black Hawk, CO with a real estate broker. If the acreage is sold we will use the proceeds to pay operating expenses or debt or, reinvest the funds into acquisition opportunities.

On April 30, 2010, excluding restricted cash of $5.3 million, we had cash and cash equivalents of $3.2 million. The restricted cash consists of the $5.0 million Project Fund referred to above and $0.3 million of player supported jackpots (PSJ).

Our Consolidated Financial Statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting of the non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, repay or refinance our long-term debt and, acquire operations that generate positive cash flow, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt or selling core assets of the Company.

Indebtedness

Effective July 7, 2009, we entered into a $6.0 million promissory note with our senior lender that replaced the $15.6 million loan agreement with the same lender. The principal bears interest at 10.0% per annum through June 30, 2010 then increases to 11% until the maturity date of June 30, 2013. The loan is secured by specific assets of the Company. As of April 30, 2010, we had $6.0 million in outstanding debt under the promissory note.   In May 2009, with the acquisition of the Washington mini-casinos, we added $4.0 million in debt.  The principal bears interest at 7% per annum, is paid quarterly, and has a maturity date of May 12, 2012.  The Company’s total indebtedness at April 30, 2010 is $10 million.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table sets forth estimates of our contractual obligations as of April 30, 2010 to make future payments in fiscal year 2011 through fiscal year 2015 and thereafter:

		Fiscal Year
Estimated Contractual Obligations:	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt (1)	$10,000,000	$—	$—	$4,000,000	$6,000,000	$—	$—
Estimated interest payments (2)	2,648,280	930,000	940,000	668,280	110,000	—	—
Operating lease commitments (3)	9,431,986	715,986	416,000	400,000	400,000	400,000	7,100,000
Total	$22,080,266	$1,645,986	$1,356,000	$5,068,280	$6,510,000	$400,000	$7,100,000

(1)	See Note 6 to our Consolidated Financial Statements in this Annual Report.
(2)	Estimated interest payments are based on the outstanding balance of our debt as of April 30, 2010.
(3)	See Note 15 to our Consolidated Financial Statement in this Annual Report.

New Accounting Pronouncements Issued

As of April 30, 2010, there are several new accounting standards and interpretations effective. Below is a discussion of significant standards that may impact us.

The Hierarchy of General Accepted Accounting Principles and The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162

In the current fiscal year, Financial Accounting Standards Board (“FASB”) finalized the “FASB Accounting Standards Codification” (“Codification” or “ASC”), which is effective for periods ending on or after September 15, 2009.  Accordingly, we have implemented the ASC structure required by the FASB and any references to guidance issued by the FASB in these footnotes are to the ASC, in addition to other forms of standards.  The ASC does not change how we account for our transactions or the nature of the related disclosures made.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which is now codified under ASC Topic 810 (“ASC 810”).  ASC 810 establishes accounting and reporting standards with respect to the disclosure of a noncontrolling ownership interest in the statement of financial position within equity, the presentation of the share of consolidated net income attributable to the parent and noncontrolling interest on the consolidated statement of income, the accounting treatment of changes in a parent’s ownership interest while the parent retains a controlling interest and the accounting for the deconsolidation of a subsidiary.  ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company currently has no noncontrolling ownership interests in consolidated subsidiaries and therefore is not impacted by ASC 810.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"), which is now codified under ASC Topic 815 (“ASC 815”) expands the disclosure requirements regarding an entity's derivative instruments and hedging activities, and is effective for the Company's fiscal year beginning May 1, 2009. ASC 815 relates specifically to disclosures, and does not have a material impact on the Company's consolidated financial statements.

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

Consolidations

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE.  The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE.  The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE.  ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.  ASU 2009-17 is effective for us beginning May 1, 2010. Our adoption of ASU 2009-17 will not have a material effect on our financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which is codified in FASB ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted ASC 855 in the second quarter of fiscal 2010 and evaluated all events or transactions through the date of this filing.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which is codified in ASC 805.  ASC 805 establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination.  ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.

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

(a)               Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”)  and Chief Financial Officer (“CFO”),  as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)            Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management has concluded that the internal control over financial reporting was effective as of April 30, 2010.

(c)           Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a Code of Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on our website at http://www.nevadagold.com, under Investor Relations - Investor Info. Changes to and waivers granted with respect to this Code of Ethics related to our officers, other executive officers and directors are required to be disclosed pursuant to applicable rules and regulations of the SEC will also be posted on our website and a Current Report on Form 8-K will be filed within 4 business days of the change or waiver.

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

Included in Part II of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2010 and April 30, 2009
Consolidated Statements of Operations for fiscal years ended April 30, 2010 and April 30, 2009
Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2010 and April 30, 2009
Consolidated Statements of Cash Flows for fiscal years ended April 30, 2010 and April 30, 2009
Notes to Consolidated Financial Statements

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

10.33
Asset Purchase Agreement dated April 14, 2010 between NG Washington II, LLC, as buyer, and Grant Thornton, Ltd, as receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Inc., Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc., and Silver Dollar Mill Creek, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K/A filed April 23, 2010)

10.34
Amendment to the Asset Purchase Agreement dated April 14, 2010 between NG Washington II, LLC, as buyer, and Grant Thornton, Ltd, in its capacity as court-appointed receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Inc., Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc. and Silver Dollar Mill Creek, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.35
Credit Agreement dated July 23, 2010 between NG Washington II Holdings, LLC, as Borrower, and Fortress Credit Corp., as agent for the lenders (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.36
Membership Interest Pledge Agreement dated July 23, 2010 between Nevada Gold & Casinos, Inc., as grantor, and Fortress Credit Corp., as agent for the lenders (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.37
Pledge and Security Agreement dated July 23, 2010 among NG Washington II Holdings, LLC and NG Washington II, LLC, as grantors, and Fortress Credit Corp., as agent for the lenders (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.38	Promissory Note dated July 23, 2010 issued by NG Washington II Holdings, LLC to Fortress Credit Funding II LP (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.39	Promissory Note dated July 23, 2010 issued by NG Washington II Holdings, LLC to Fortress Credit Opportunities I LP (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.40
Guaranty dated July 23, 2010 among NG Washington, LLC and NG Washington II, LLC, as guarantors, and Fortress Credit Corp., as agent for the lenders (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

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

Date: July 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s /WILLIAM J SHERLOCK
William J. Sherlock	Chairman of the Board of Directors	July 27, 2010

/s/ WILLIAM G. JAYROE
William G. Jayroe	Director	July 27, 2010

/s/ FRANK CATANIA
Frank Catania	Director	July 27, 2010

/s/ FRANCIS M. RICCI
Francis M. Ricci	Director	July 27, 2010

/s/ WAYNE H. WHITE
Wayne H. White	Director	July 27, 2010

/s/ ROBERT B. STURGES	Director and Chief Executive Officer
Robert B. Sturges	(principal executive officer)	July 27, 2010

/s/ JAMES J. KOHN	EVP and Chief Financial Officer (principal	July 27, 2010
James J. Kohn	financial officer and principal accounting officer)

Index to Consolidated Financial Statements
Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 29, 2010

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	April 30,	April 30,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$3,155,736	$13,834,544
Restricted cash	5,266,938	6,000,000
Accounts receivable	66,822	12,342
Prepaid expenses	475,262	235,847
Income tax receivable	1,750,374	1,872,369
Notes receivable, current portion	-	1,100,000
Other current assets	155,796	46,444
Total current assets	10,870,928	23,101,546

Investments in development projects	1,418,789	746,024
Investments in development projects held for sale	3,437,932	3,437,932
Notes receivable - development projects, net of allowances	1,700,000	1,700,000
Goodwill	10,243,362	5,462,918
Identifiable intangible assets , net of accumulated amortization of $729,000 and $0 at April 30, 2010 and April 30, 2009, respectively	5,101,800	-
Property and equipment, net of accumulated depreciation of $2,978,679 and $2,408,595 at April 30, 2010 and April 30, 2009, respectively	3,473,051	1,091,549
Deferred tax asset	1,848,419	599,797
BVO receivable	4,000,000	4,000,000
Other assets, net of allowances	376,938	1,915,220
Total assets	$42,471,219	$42,054,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,060,017	$846,062
Accrued interest payable	70,000	—
Other accrued liabilities	687,819	197,833
Total current liabilities	1,817,836	1,043,895

Long-term debt, net of current portion	10,000,000	6,000,000
Other liabilities	30,944	44,487
Total liabilities	11,848,780	7,088,382

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,764,130 and 12,939,130 shares outstanding at April 30, 2010, and April 30, 2009, respectively	1,672,240	1,672,240
Additional paid-in capital	19,859,966	19,297,560
Retained earnings	19,464,972	24,213,754
Treasury stock, 1,171,200 and 996,200 shares at April 30, 2010 and April 30, 2009, respectively, at cost	(10,369,200)	(10,216,950)
Accumulated other comprehensive loss	(5,539)	—
Total stockholders' equity	30,622,439	34,966,604
Total liabilities and stockholders' equity	$42,471,219	$42,054,986

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations

	Fiscal Years Ended
	April 30,	April 30,
	2010	2009
Revenues:
Casino	$18,822,900	$5,356,885
Food and beverage	4,534,744	1,395,130
Other	865,264	49,366
Management fees	620,968	493,382
Gross revenues	24,843,876	7,294,763
Less promotional allowances	(2,817,888)	(1,426,511)
Net revenues	22,025,988	5,868,252

Operating expenses:
Casino	8,562,284	1,750,014
Food and beverage	2,851,635	614,779
Marketing and administrative	5,564,288	2,485,881
Facility	1,070,933	362,009
Corporate expense	4,216,475	4,366,670
Legal expenses	241,468	403,694
Depreciation and amortization	1,344,323	627,618
Impairment of assets	4,347,183	-
Write-off of project development cost	50,486	1,215,383
Other	476,395	145,018
Total operating expenses	28,725,470	11,971,066
Operating loss	(6,699,482)	(6,102,814)
Non-operating income (expenses):
Loss from unconsolidated affiliates	-	(7,863)
Gain on sale of equity investees	16,511	403,388
Interest income	192,708	975,490
Interest expense	(866,034)	(1,307,296)
Amortization of loan issue costs	(58,972)	(128,266)
Loss on extinguishment of debt	(128,834)	-
Loss before income tax expense (benefit)	(7,544,103)	(6,167,361)
Income tax benefit
Current	(1,546,698)	(2,265,155)
Deferred and change in valuation allowance	(1,248,623)	285,930
Total income tax benefit	(2,795,321)	(1,979,225)
Net loss	$(4,748,782)	$(4,188,136)

Per share information:
Net loss per common share - basic	$(0.37)	$(0.32)
Net loss per common share - diluted	$(0.37)	$(0.32)

Basic weighted average number of shares outstanding	12,878,240	12,939,130
Diluted weighted average number of shares outstanding	12,878,240	12,939,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance at April 27, 2008	13,935,330	$1,672,240	$19,092,706	$28,401,890	$(10,216,950)	$9,460	$38,959,346
Comprehensive income:							-
Net loss	—	—	—	(4,188,136)	—	—	(4,188,136)
Unrealized loss on securities available for sale, net of tax benefit	—	—	—	—	—	(9,460)	(9,460)
Comprehensive loss							(4,197,596)
Stock based compensation	—	—	204,854	—	—	—	204,854
Balance at April 30, 2009	13,935,330	$1,672,240	$19,297,560	$24,213,754	$(10,216,950)	$-	$34,966,604
Net loss	—	—	—	(4,748,782)	—	—	(4,748,782)
Unrealized loss on securities available for sale, net of tax benefit	—	—	—	—	—	(5,539)	(5,539)
Comprehensive loss			—				(4,754,321)
Stock repurchased at cost			—	—	(152,250)	—	(152,250)
Stock based compensation	—	—	562,406	—	—	—	562,406
Balance at April 30, 2010	13,935,330	$1,672,240	$19,859,966	$19,464,972	$(10,369,200)	$(5,539)	$30,622,439

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	April 30,	April 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,748,782)	$(4,188,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,344,323	627,618
Stock based compensation	562,406	204,854
Write-off of project development costs	50,486	1,215,383
Impairment of assets	4,347,183	—
Amortization of deferred loan issuance costs	58,972	128,266
Gain on sale of equity investments, net	(16,511)	(403,388)
Distributions from unconsolidated affiliates	-	3,917
Loss from unconsolidated affiliates	-	7,863
Loss on extinguishment of debt	128,834	—
Deferred income tax expense (benefit)	(1,248,623)	285,930
Changes in operating assets and liabilities:
Receivables and other assets	(307,536)	1,043,587
Accounts payable and accrued liabilities	814,741	(4,432,953)
Net cash provided by (used in) operating activities	985,493	(5,507,059)
Cash flows from investing activities:
Purchases of real estate and assets held for development	(1,384,855)	(803,499)
Equity investment in unconsolidated affiliates	-	(25,000)
Purchase of property and equipment	(11,766,715)	(379,296)
Net proceeds from sale of equity investments, marketable securities and assets securities and assets	-	16,000,000
Collections of notes receivable	-	4,601,104
Collections of notes receivable - affiliates	1,100,000	1,100,000
Release of restricted cash	733,062	7,014,000
Net cash provided by (used in) investing activities	(11,318,508)	27,507,309
Cash flows from financing activities:
Repayment on term loans	-	(9,550,000)
Proceeds from short term loans	150,000	—
Repayment on short term loans	(150,000)	—
Acquistion of treasury stock at cost	(152,250)	—
Deferred loan issuance costs	(180,000)	—
Payments on capital lease	(13,543)	(12,019)
Net cash used in financing activities	(345,793)	(9,562,019)

Net increase (decrease) in cash and cash equivalents	(10,678,808)	12,438,231
Cash and cash equivalents at beginning of period	13,834,544	1,396,313
Cash and cash equivalents at end of period	$3,155,736	$13,834,544

Supplemental cash flow information:
Cash paid for interest	$810,000	$1,416,164
Income tax payments	$-	$3,638,421

Non-cash investing and financing activities:
Equity investment conversion to accounts receivable	$-	$1,035,000
Non-cash purchase of property and equipment	$4,000,000	$—
Unrealized loss on marketable securities	$(5,539)	$(9,460)

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

Basis of Presentation

Our consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications did not impact working capital, total assets, total liabilities, our reported net loss or stockholders’ equity.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity and record the portion we do not own as non-controlling interest. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity.

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

FairValue

U.S. generally accepted accounting principles defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

Level 1 - Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

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

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method. We make advances to third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. See Note 5 to our Consolidated Financial Statements.

We review on a quarterly basis each of our receivables to evaluate whether the collection of such receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible then the receivable would be written down to its estimated fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily notes receivable, cash and cash equivilants, accounts receivable and payable, and long term debt. At April 30, 2010 and 2009, the Company had one note receivable outstanding. This note was issued in connection with a potential gaming project. Management performs periodic evaluations of the collectibility of this note. The Company’s cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.  The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates  approximate current market rates.

Capitalized Development Cost

We capitalize certain third party, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of contracts for development projects. Development costs are recorded on the cost basis and are amortized over the estimated economic term of the contract. We review each project on a quarterly basis to assess whether any changes to our estimates are appropriate. If accumulated costs of a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to earnings.

Real Estate Held for Sale

Investments in development projects held for sale consists of undeveloped land located in and around Black Hawk, Colorado and related development costs and capitalized interest. Property held for sale is carried at the lower of cost or net realizable value.

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

Property and equipment at April 30, 2010 and April 30, 2009 consist of the following:

			Estimated
	April 30,	April 30,	Service Life
	2010	2009	in Years
Leasehold improvements	$872,754	$333,431	7-25
Gaming equipment	2,130,607	1,995,809	3-5
Furniture and office equipment	1,704,469	916,646	3-7
Building and improvements	1,612,250	-	15-30
Land	129,750	42,000
Construction in Progress	1,900	212,258
	6,451,730	3,500,144
Less accumulated depreciation	(2,978,679)	(2,408,595)
Property and equipment, net	$3,473,051	$1,091,549

Deferred Loan Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the expected terms of the related debt agreements and are included in other assets on our consolidated balance sheets.

Goodwill and Other Intangible Assets

In connection with our acquisition of the Colorado Grande casino on April 25, 2005, and the acquisition of the Washington casinos on May 12, 2009, we have goodwill and identifiable intangible assets with an indefinite useful life of $15.3 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for 2010 is as follows (in thousands):

	Total	Goodwill	Other Intangibles
Net balance as of April 30, 2009	$5,463	$5,463	$0
Acquired during the year	13,361	7,530	5,831
Impairment	(2,750)	(2,750)	0
Accumulated amortization	(729)	-	(729)
Balance as of April 30, 2010	$15,345	$10,243	$5,102

The $7.5 million net increase in goodwill and the $5.1 million increase in other intangibles from April 30, 2009 to April 30, 2010 results from recording the estimated intangibles for the acquisitions of the Washington mini-casinos acquired during fiscal 2010.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of amortizable other intangible assets follows (in thousands):

	As of April 30, 2010
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$2,951	$(404)
Non-compete agreements	1,018	(325)
Trade names	1,862	0
Total	$5,831	$(729)

The estimated future annual amortization of intangible assets for each of the next five years follows (in thousands):

2011	$761
2012	$761
2013	$421
2014	$421
2015	$421
Thereafter	$455

The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 5.0 years.

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value.

We review goodwill at the reporting level unit, which is one level below an operating segment. We review the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation uses level 3 inputs and includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming segment.

We use earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as the measure for future earnings in our impairment test.  Management estimates future EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of EBITDA rates based on industry standards ranging from 5.5 to 7.5 times EBITDA when we estimated fair values of our casinos as of April 30, 2010.

During the 2010 fiscal year there were significant declines in the U.S. economies and in the casino industry overall, which led to declines in our revenues, margins and cash flows.  Our sales and profitability declined throughout the year.  We considered the impact of these significant adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of April 30, 2010.  The estimated fair values of our reporting unit were negatively impacted by significant reductions in estimated cash flows for the income approach.

Our goodwill impairment analysis led us to conclude that there was a significant impairment of goodwill for the Colorado Grande and, accordingly, we recorded a non-cash charge of $2.8 million to our operating results for the year ended April 30, 2010, for the impairment of our goodwill.  This $2.8 million expense is included in the “Impairment of Assets” expense on the Consolidated Statements of Operations.    This impairment charge did not have an impact on our liquidity; however it was a reflection of the overall downturn in our industry and decline in our projected cash flows. Continued declines in the U.S. economy and the casino industry could lead to further impairments of our goodwill.

Long-lived assets, including property, plant and equipment and amortizable intangible assets, also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 30, 2010 and April 30, 2009 was approximately $844,000 and $161,000, respectively.

Marketable Securities Available for Sale

Marketable securities consist of shares of publicly traded securities held by us. The marketable securities available for sale are primarily equity securities which we buy with the intention of holding as a long-term investment. These securities are carried at fair value using level 1 inputs with changes in fair value recorded in other comprehensive income in the stockholders’ equity section of our consolidated balance sheet. As of April 30, 2010 we had marketable equity securities available for sale at fair market value of $2,000. Unrealized gain (loss) of $(5,539) and $(9,460) was recorded in the stockholders’ equity section for the years ended April 30, 2010 and April 30, 2009, respectively.  In addition, in fiscal years 2010 and 2009, we showed no realized gain or loss on marketable securities.

Asset and Investment Impairments

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

	Fiscal Year Ended	Fiscal Year Ended
	April 30, 2010	April 30, 2009
Food and beverage	$1,120,638	$595,499
Other	13,601	5,994
Total cost of complimentary services	$1,134,239	$601,493

Accrued Jackpot Liability

We accrue jackpot liability as games are played under a matching concept of coin-in.  We also maintain approximately $267,000 in accrued Player Supported Jackpot liability, which are progressive games that customers fund and when a jackpot is hit it is paid from reserved funds.

Income Taxes

Income taxes are accounted using an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

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

We adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified under ASC Topic 740, effective April, 30, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. Should interest and penalty be incurred as a result of a review of our income tax returns, we will record the interest and penalty in accordance with FIN 48.

Stock-Based Compensation

Under ASC Topic 718, “Compensation - Stock Compensation,” the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. Total stock-based compensation for the years ended April 30, 2010 and April 30, 2009 was $562,406 and $204,854, respectively.

Earnings Per Share

Earnings per share, both basic and diluted, are presented on the consolidated statement of operations. Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the “treasury stock method” and for convertible debt securities using the “if converted method” (See Note 9).

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2010 and 2009, we did not record any accrued litigation liability.

New Accounting Pronouncements

As of April 30, 2010, there are several new accounting standards and interpretations effective. Below is a discussion of significant standards that may impact us.

The Hierarchy of General Accepted Accounting Principles and The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162

In the current fiscal year, the Financial Accounting Standards Board (“FASB”) finalized the “FASB Accounting Standards Codification” (“Codification” or “ASC”), which is effective for periods ending on or after September 15, 2009.  Accordingly, we have implemented the ASC structure required by the FASB and any references to guidance issued by the FASB in these footnotes are to the ASC, in addition to other forms of standards.  The ASC does not change how we account for our transactions or the nature of the related disclosures made.

Noncontrolling Interests in Consolidated Financial Statements

 In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which is now codified under ASC Topic 810 (“ASC 810”).  ASC 810 establishes accounting and reporting standards with respect to the disclosure of a noncontrolling ownership interest in the statement of financial position within equity, the presentation of the share of consolidated net income attributable to the parent and noncontrolling interest on the consolidated statement of income, the accounting treatment of changes in a parent’s ownership interest while the parent retains a controlling interest and the accounting for the deconsolidation of a subsidiary.  ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company currently has no noncontrolling ownership interests in consolidated subsidiaries and therefore is not impacted by ASC 810.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"), which is now codified under ASC Topic 815 (“ASC 815”) expands the disclosure requirements regarding an entity's derivative instruments and hedging activities, and is effective for the Company's fiscal year beginning May 1, 2009. ASC 815 relates specifically to disclosures, and does not have a material impact on the Company's consolidated financial statements.

Consolidations

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE.  The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE.  The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE.  ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.  ASU 2009-17 is effective for us beginning May 1, 2010. Our adoption of ASU 2009-17 will not have a material effect on our financial statements.

 Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which is codified in FASB ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We adopted ASC 855 in the second quarter of fiscal 2010 and evaluated all events or transactions through the date of this filing.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which is codified in ASC 805.  ASC 805 establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination.  ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.

Note 3.  Restricted Cash

As of April 30, 2010, we maintained a $5,000,000 Project Fund which use is restricted to be used for future acquisitions.  We also maintain approximately $267,000 in Player Supported Jackpot funds which are progressive games that customers fund and when a jackpot is hit it is paid from these funds.

Note 4.  Investments in Development Projects

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
	(Percent)

NG Washington, LLC (1)	100	100	$-	$617,071
Nevada Gold Speedway, LLC (2)	100	-	90,652	-
NG Washington II, LLC (3)	100	-	1,273,731	-
Other (4)			54,406	128,953
Total investments– development projects			$1,418,789	$746,024

(1)	Refundable deposits and license costs incurred for three mini casinos in Washington State; acquisition closed May 12, 2009.
(2)	Deposit and acquisition costs related to management and technical services contract for development of Speedway casino and hotel
(3)	Refundable deposits and license costs incurred for the acquisition of seven additional mini-casinos in Washington State (see Note 17).
(4)	Development cost incurred for other development projects.

Nevada Gold Vicksburg, L.L.C

In November 2007 we signed a Purchase and Sale Agreement to acquire the Horizon Casino and Hotel in Vicksburg, Mississippi from Tropicana Entertainment. In December 2007, we submitted our application for approval by the Mississippi Gaming Commission to become a licensed gaming operator in Mississippi. In May 2008, Tropicana Entertainment filed a petition for bankruptcy reorganization and we were informed by the staff at the Mississippi Gaming Commission that it would not move on a recommendation on our application until the bankruptcy court approved the proposed sale. Talks related to the acquisition ended September 17, 2008.  Refundable deposits were collected in December, 2008, and unrecoverable costs of $1.2 million were written off as of October 31, 2008.

Investments in Unconsolidated Affiliates

Route 66 Casinos, L.L.C.

We were a 51% non-operating owner of Route 66. American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) was the 49% operating owner. We used the equity method of accounting to account for our investment in Route 66 Casinos. Our investment was stated at cost, adjusted for our undistributed earnings or losses of the project since inception. We did not record earnings from Route 66 Casinos for all of fiscal years 2009 or 2008. During fiscal years 2009 and 2008, we did not receive any cash distributions from Route 66 Casinos. On March 28, 2008, the Company was awarded a judgment against the Gillman Group for which we were to receive $4.6 million. We signed a Settlement Agreement with the Gillmann Group and related parties as of April 15, 2008 and ultimately sold our investment in Route 66 back to the Gillmann Group (See Note 16). As a result, our investment in Route 66 Casinos was $0 as of April 30, 2010 and April 30, 2009.

We received $1 million in May, 2008, and $1.3 million in June, 2008.  There was an offsetting $0.7 million liability previously netted against the $2.3 million, resulting in a net balance of $1.6 million.  The remaining $2.3 million was due April 15, 2010. We did not receive payment as of April 30, 2010 and as a result, we have established a $1.6 million valuation allowance for the total net receivable.  We are pursuing various legal steps to collect the receivable (See Note 16).

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

Investments in Development Projects Held for Sale

Gold Mountain Development, L.L.C.

Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C. (“Gold Mountain”), we own approximately 265 acres of real property in the vicinity of Black Hawk, Colorado which is located in an Environmental Protection Agency National Priorities list area. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our acreage. The acreage is for sale and will be listed with a broker. Our capitalized development costs were $3,437,932 as of April 30, 2010 and April 30, 2009. During fiscal year 2010 and 2009, we did not capitalize any development costs. No interest was capitalized in fiscal year 2010 or 2009. This asset is held for sale and has been presented accordingly in our balance sheets as of April 30, 2010 and April 30, 2009.

Note 5.  Notes and BVO Receivable

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

Notes Receivable - Development Projects

Big City Capital, LLC

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During fiscal 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2010, we had notes receivable of $1.7 million related to the development of gaming/entertainment projects, net of a $1.5 million allowance, is represented by notes receivable from Big City Capital.

The repayment of these loans will be largely dependent upon the ability to obtain financing for the development project and/or the performance of the development project.

Clay County Holdings, Inc. and Service Interactive, Inc.

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

BVO Receivable

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development”) which is developing a casino for a Native American tribe in Amador County, California. Effective November 25, 2008, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., we sold our 40% interest in Buena Vista Development, L.L.C (BVD) to B.V. Oro, L.L.C. (BVO), which is owned by our former partner and related parties, for $16 million cash and a $4 million receivable from BVD which is due no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians. This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties. In addition we are entitled to a 5% carried interest in the Class B membership interest.

Should the facility not be developed, the collectibility of this receivable cannot be assured.

Note 6.  Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations for the fiscal years ended April 30, 2010 and April 30, 2009 are as follows:

	April 30,	April 30,
	2010	2009

$6.0 million Promissory Note, 10%, through June 30, 2010 and 11% until maturity at June 30, 2013	$6,000,000	$6,000,000
$4.0 million Promissory Note, 7%, maturing May 12, 2012	4,000,000

Total	10,000,000	6,000,000
Less: current maturities	-	-
Long-term debt, less current maturities	$10,000,000	$6,000,000

On July 7, 2009, the Company entered into an Amended and Restated Security Agreement (the “ARSA”), and supporting documents, with its principal lender which replaces its previous loan agreement with such lender.  Pursuant to the ARSA, the Company extended its long term debt in the principal amount of $6.0 million and granted a security interest in, and pledged certain collateral.  Interest payments on the amount owed will be made monthly at an annual rate of 10% through June 2010 and 11% thereafter, with the principal amount payable on June 30, 2013.  Under the terms of the ARSA, the $6.0 million may only be utilized for future acquisitions by the Company and may be repaid at any time without penalty.  The Company recorded a loss on extinguishment of debt of $128,834 as a result of the revised loan agreement, representing the remaining unamortized deferred loan issue costs.  Loan issue costs recorded with the ARSA were $180,000, of which $37,500 was amortized as of April 30, 2010.

On May 12, 2009, the company entered into a $4.0 million promissory note with Gullwing III, LLC, the sellers of the three mini-casinos in Washington acquired by the Company, and the Company granted a security interest in, and pledged certain collateral.  Interest payments on the amount will be made quarterly at an annual rate of 7%, with the principal amount payable on or before May 12, 2012, without any penalty.

In addition, the Washington properties have a $150,000 line of credit, of which $150,000 was unused at April 30, 2010.  It has a one year cycle, and during fiscal 2010 interest of $1,271 was paid on the principal drawn in 2010.

The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

Fiscal Year Ending

2011	$-
2012	-
2013	4,000,000
2014	6,000,000
2015	-
$10,000,000

Note 7.   Acquisition

On May 12, 2009, the Company acquired certain assets of Crazy Moose Casino, Inc., Crazy Moose II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC for a purchase price of $15,962,200, including $212,200 of costs directly associated with the acquisition that were expensed at the end of fiscal year 2009. The acquisition was financed with cash and a note to the sellers for $4 million. The acquisition was accounted for as a purchase business combination in accordance with ASC 805. The purchase price was allocated to the assets acquired based on management’s estimate of their fair value on the date of acquisition.  A summary of the purchase price allocation as finalized is as follows:

(000’s)
Current assets and payroll liabilities	$(11)
Property and equipment	2,400
Customer Relationships	2,951
Trade names	1,862
Noncompete	1,018
Goodwill	7,530
Purchase price	$15,750

Net revenues of $5,726,000 and results of operations of $1,640,000 have been included in the consolidated statements of operations since the date of the acquisition. At April 30, 2010 goodwill acquired was $7,530,000, all of which is expected to be deductible for tax purposes.   Combined net revenues and results of operations through April 30, 2010 were $22,026,000 and ($6,699,000). As of April 30, 2009, we estimated in proforma statements combined net revenues of $22,540,000 and combined results of operations of ($4,022,000).

Note 8.  Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates. Deferred tax assets for net operating loss carryforwards (“NOLs”) are recorded. As of April 30, 2010, we have state NOLs of $1,591,984, which expire in 2025.

As of April 30, 2010 and April 30, 2009 we had deferred tax assets as a result of the future tax benefit attributable to timing differences, determined by applying the enacted statutory rate of 34.0%. We recorded a deferred tax asset in connection with tax credit carryforwards and for compensation expense in connection with the issuance of stock options, and we recorded a deferred tax liability for the excess of tax deductible amortization of intangibles over the recorded amortization for book purposes.

Deferred tax assets and liabilities at April 30, 2010 and April 30, 2009 are comprised of the following:

	April 30, 2010	April 30, 2009
Deferred tax assets:
Net operating loss carryforwards	$47,705	$39,746
Fixed assets	432,235	583,401
Stock options	482,477	304,927
Impairment of note receivable and goodwill	1,140,633	552,917
Other	52,545	-
Total deferred tax assets	2,155,595	1,480,991
Deferred tax liabilities:
Amortization of intangibles	(307,176)	(164,709)
Revenue not recognized for tax reporting and other	-	(716,485)
Total deferred tax liabilities	(307,176)	(881,194)
Net deferred tax assets before valuation allowance	1,848,419	599,797
Valuation allowance	-	-
Net deferred tax assets	$1,848,419	$599,797

Reconciliations between the statutory federal income tax expense rate of 34.0% in 2010 and 2009 and our effective income tax rate as a percentage of income before income tax benefit is as follows:

	Years Ended
	April 30, 2010		April 30, 2009
	Percent	Dollars	Percent	Dollars

Income tax benefit at statutory federal rate	(34.0)	$(2,564,995)	(34.0)	$(2,096,903)
State taxes	(0.1)	(7,959)	(0.8)	(49,038)

Permanent differences:

Filed return to financial statement provision (permanent true-up of book balance to return)	(3.0)	(222,367)	—	—
Change in valuation allowance and other	-	-	2.7	166,716
Effective income tax rate	(37.1)	$(2,795,321)	(32.1)	$(1,979,225)

In addition to our federal income tax return, we file income tax returns in various state jurisdictions.  We are no longer subject to tax examinations by federal tax authorities prior to 2007 and state authorities for years prior to 2007.  The examination of our federal income tax returns for 2007 and 2008 was completed in April, 2010.  The results of the audit did not have a material effect on our financial position or results of operations.  The Company has years 2009 and 2010 remaining subject to examination by the federal jurisdiction.

Note 9.  Equity Transactions, Stock Option Plan and Warrants

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

To date, the Committee has only awarded stock options and restricted stock under both plans. Our practice has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to fiscal year 2006 under the Stock Option Plan generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 3, 5 or 10 year terms and vest  in three or five equal annual installments, with some options grants providing for immediate vesting for a portion of the grant.

A summary of activity under the Company’s share-based payment plans for the years ended April 30, 2010 and April 30, 2009 is presented below:

		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 27, 2008	1,334,000	$3.93
Granted	30,000	0.78
Exercised	-
Forfeited or expired	(228,000)	10.45

Outstanding at April 30, 2009	1,136,000	$2.54	3.86	$-

Exercisable at April 30, 2009	765,992	$2.96	4.15	$-

Outstanding at April 30, 2009	1,136,000	$2.54
Granted	430,000	1.25
Exercised	-
Forfeited or expired	(110,000)	7.70

Outstanding at April 30, 2010	1,456,000	$1.77	4.93	$-

Exercisable at April 30, 2010	1,326,000	$1.76	5.04	$-

The weighted-average grant-date fair value of options granted during the years ended April 30, 2010, and April 30, 2009 was $1.07 and $0.53, respectively. There were no stock options or warrants exercised during the years ended April 30, 2010, and April 30, 2009.  As of April 30, 2010, there was a total of $24,829 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average of approximately 1.0 year.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended	Year Ended
	April 30, 2010	April 30, 2009

Expected volatility	143.5%	127.8%
Expected term (years)	4.00	2.50
Expected dividend yield	-	-
Risk-free interest rate	1.63%	1.40%

Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future.

Treasury Stock

During the fiscal year ended April 30, 2010, we repurchased 175,000 shares of our stock in a private transaction at the prevailing market price of $0.87 per share.  We did not repurchase any shares during fiscal year 2009.

Note 10. Earnings Per Share

 The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Fiscal Year Ended
	April 30, 2010	April 30, 2009
Numerator:
Basic:
Net loss available to common stockholders	$(4,748,782)	$(4,188,136)
Diluted:
Net loss available to common stockholders	$(4,748,782)	$(4,188,136)
Denominator:
Basic weighted average number of common shares
outstanding	12,878,240	12,939,130
Diluted weighted average number of common shares
outstanding	12,878,240	12,939,130
Loss per share:
Net loss per common share – basic	$(.37)	$(.32)
Net loss per common share - diluted	$(.37)	$(.32)

For fiscal years 2010 and 2009, potential dilutive common shares issuable under options of 1,456,000 and 1,136,000 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 11.   Other Assets

Other assets consisted of the following at April 30, 2010 and April 30, 2009:

	April 30, 2010	April 30, 2009

Accrued interest receivable	$234,438	$167,731
American Heritage Receivable, net of allowance	-	1,597,183
Deferred loan issue cost, net	142,500	150,306
Other assets	$376,938	$1,915,220

The American Heritage settlement agreement pertains to reclassing a portion of our equity investment in Route 66 after considering a $2.3 million intial reclass to accounts receivable for amounts allocated from our investment in Route 66.  This amount represents the remaining equity investment in Route 66 that is now considered a receivable. Per the settlement agreement executed in April 2008, the Gillmann Group was scheduled to pay us $2.3 million on or before April 15, 2010. Due to the uncertainty of the collectability of the settlement, Management elected to set up a valuation allowance equal to the remaining equity investment.

Note 12.  Segment Reporting

We operate in two major business segments (i) gaming and (ii) non-core. The gaming segment as of and for the fiscal year ended April 30, 2010, consists of the Colorado Grande Casino and our three mini-casinos in Washington.  The gaming segment as of and for the fiscal year ended April 30, 2009 consists of the Colorado Grande and Buena Vista Development.

Summarized financial information for our reportable segments is shown in the following table. The “Non-Core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Fiscal Year Ended April 30, 2010
	Gaming	Non-Core	Totals
Gross revenues	$24,843,876	$—	$24,843,876
Segment loss (pre tax)	(7,534,145)	(9,958)	(7,544,103)
Segment assets	26,867,321	3,582,431	30,449,752
Depreciation and amortization	1,340,114	4,209	1,344,323
Additions to property and equipment	15,766,715	—	15,766,715
Interest expense	866,034	—	866,034
Interest income	192,708	—	192,708
Income tax benefit	(2,791,631)	(3,690)	(2,795,321)

	As of and for the Fiscal Year Ended April 30, 2009
	Gaming	Non-Core	Totals
Gross revenues	$7,294,763	$—	$7,294,763
Segment loss	(6,150,243)	(17,118)	(6,167,361)
Segment assets	16,153,018	3,595,258	19,748,276
Depreciation and amortization	622,290	5,328	627,618
Additions to property and equipment	379,296	—	379,296
Interest expense	1,307,296	—	1,307,296
Interest income	975,490	—	975,490
Income tax benefit	(1,973,731)	(5,494)	(1,979,225)
Loss from Buena Vista Development, L.L.C.	(7,863)	—	(7,863)

Reconciliation of reportable segment assets to our consolidated totals is as follows:

	April 30,	April 30,
	2010	2009
Total assets for reportable segments	$30,449,752	$19,748,276
Cash not allocated to segments	8,422,674	19,834,544
Other assets not allocated to segments	3,598,793	2,472,166
Total assets	$42,471,219	$42,054,986

Note 13.  401(k) Plan

We have a 401(k) plan under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, we may make discretionary matching contributions of 100% of employee contributions up to 3% of employees' compensation and 50% of up to the next 2% of employees' compensation. Employees vest in Company contributions immediately. Our discretionary contributions for fiscal years 2010 and 2009, were $54,756 and $70,086, respectively.

Note 14.  Related Party Transactions

None.

Note 15. Commitments and Contingencies

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

As a result of acquiring facilities in Washington, the Crazy Moose II Mountlake Terrace has a building lease which expires May, 2011 with an annual rent of $192,000, with an option to renew for one five year term.  The administrative office has a lease which expires February, 2011 with an option to renew for two additional terms.  The annual rent is $28,800.  In addition, the Crazy Moose I Pasco has a parking lot lease which expires January, 2011 with an annual rent of $6,300.

The expected remaining future annual minimum lease payments as of April 30, 2010 are as follows:

Fiscal Years	Corporate Office Lease Payment	Washington Casino Lease Payment	Colorado Grande Building Lease Payment	Total Lease Payment

2011	$95,261	$220,725	$400,000	$715,986
2012	--	16,000	400,000	416,000
2013	--	--	400,000	400,000
2014	--	--	400,000	400,000
2015	--	--	400,000	400,000
Thereafter	--	--	7,100,000	7,100,000
	$95,261	$236,725	$9,100,000	$9,431,986

Rent expense for our corporate office for fiscal years 2010 and 2009 was $123,153 and $106,021, respectively. Rent expense for Colorado Grande’s casino building was $309,192 and $252,013 for fiscal years 2010 and 2009, respectively.

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

Pursuant to the terms of the Settlement Agreement:

1.	The AHI Parties agreed to pay $1.0 million to the Company on May 1, 2008;
2.	The AHI Parties agreed to pay $1.3 million to the Company on May 31, 2008;
3.	The AHI Parties agreed to pay $2.3 million to the Company no later than April 15, 2010.

Contemporaneously with the execution of the Settlement Agreement, the AHI Parties assigned certain collateral as security for the payment obligations described above.

Also, contemporaneously with the execution of the Settlement Agreement, the AHI Parties executed an agreed final and non-appealable judgment in favor of the Company and against AHI and Gillmann, jointly and severally in the amount of $9,425,602 (the “Agreed Judgment”). The Company agreed not to enforce the Agreed Judgment unless and until the AHI Parties failed to perform any of their obligations under the Settlement Agreement.

As of April 30, 2010, the payment of $1.0 million due on May 1, 2008 and the payment of $1.3 million due on May 31, 2008 have been received.  No payment was received in April, 2010 and the Company elected to set a valuation allowance against the remaining net $1.6 million on the books.  Subsequent to April 30, 2010, the company has exercised its options to enforce the Agreed Judgment against the Gillman Group.

Note 17. Quarterly Financial Information (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ended April 30, 2010 and April 30, 2009.

					Net loss	Diluted
		Loss from			applicable to	loss per
		unconsolidated	Loss before		to common	per common
	Net revenues	affiliates	tax benefit		stockholders	share (b)
Consolidated Statements of Operations:	(in thousands, except per share amounts)
Fiscal Year ended April 30, 2010
Quarter ended July 31, 2009	$5,057	$-	$(1,040)		$(701)	$(0.05)
Quarter ended October 31, 2009	5,740	-	(708)		(444)	(0.03)
Quarter ended January 31, 2010	5,206	-	(877)		(546)	(0.04)
Quarter ended April 30, 2010	6,023	-	(4,919	)(a)	(3,058)	(0.24)
Fiscal Year ended April 30, 2009
Quarter ended July 31, 2008	$1,620	$(4)	$(1,331)		$(826)	$(0.06)
Quarter ended October 31, 2008	1,498	(4)	(2,377	)(c)	(1,621)	(0.13)
Quarter ended January 31, 2009	1,370	-	(707)		(467)	(0.04)
Quarter ended April 30, 2009	1,380	-	(1,752)		(1,274)	(0.09)

(a)       In the fourth quarter 2010, we wrote down Colorado Grande’s goodwill by $2.75 million and set a valuation allowance against the American Heritage/Route 66 receivable in the amount of $1.6 million.
(b)       Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.
(c)       During the second quarter of fiscal 2009, we wrote off a $1.2 million investment in Horizon Casino in Vicksburg, Mississippi.

Note 18. Subsequent Event

Acquisition

On July 23, 2010, the Company acquired six additional casinos, and their related operating center, in the state of Washington. The casinos are the Silver Dollar Seatac, the Silver Dollar Renton, the Silver Dollar Mill Creek, Club Hollywood, located in Shoreline, the Royal Casino, located in Everett, and the Golden Nugget Casino, located in Tukwila, collectively “Silver Dollar Casinos”. All of the casinos are located in western Washington.  The Company acquired the six casinos through bankruptcy proceedings.  The casinos were previously owned by subsidiaries of Evergreen Gaming Corporation, a British Columbia Corporation, which is under bankruptcy court protection.  The Company purchased the six casinos from Grant-Thornton, Ltd., (the “Receivers”), in its capacity as a court-appointed receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc., and Silver Dollar Mill Creek, Inc.,  for $11.07 million, $6.0 million which was paid in cash to the Receiver and $5.07 million financed pursuant to a credit agreement between NG Washington II Holdings, LLC., the Company’s wholly owned subsidiary, and Fortress Credit Corp., as an agent for the lenders.  Two promissory notes, issued pursuant to the credit agreement, are due July 23, 2012, and bear an interest rate based on the 30 day LIBOR at the end of each calendar month, plus 9%, with a 30 day LIBOR floor of 2.0%.  Interest is due monthly.   The terms of the credit agreement contain, among others, customary events of default, including nonpayment when due of principal or any interest or fees or other amounts owing within specified grace periods, and failure to comply with certain affirmative or negative covenants, including certain financial covenants.

The following pro-forma combined balance sheet and statement of operations of the Company and Silver Dollar Casinos are presented to give effect to the acquisition, excluding Silver Dollar Casinos assets and operating results that were not acquired, as if it occurred April 30, 2010 with respect to the balance sheet and May 1, 2009, with respect to the statement of operations.  Although we believe that the unaudited financial information provided to the Company by the Sellers are reasonably accurate, any and all of the pro-forma statements in this report and any other public statements that are made may prove to be incorrect.  This may occur as a result of inaccurate information provided by the Sellers or a consequence of known or unknown risks and uncertainties.  Consequently, actual numbers may differ materially from those presented in the pro-forma statements.  In light of these and other uncertainties, you should not regard the inclusion of the pro-forma statements in this report or other public communications that the Company might make as a representation of audited financial information, and you should not place undue reliance on such pro-forma statements.

Nevada Gold & Casinos, Inc.
Pro-forma Balance Sheet as of the Fiscal Year Ended April 30, 2010

	Nevada Gold As reported in Form 10-K	Acquired Silver Dollar Casinos at April 30, 2010 (Unaudited)	Pro-forma Adjustments	Pro-forma Balance Sheet
ASSETS
Current assets:
Cash and cash equivalents	$3,155,736	$1,954,204		$5,109,940
Restricted cash	5,266,938	-	(5,000,000)	266,938
Accounts receivable	66,822	-		66,822
Prepaid expenses	475,262	(1,480)		473,782
Income tax receivable	1,750,374	-		1,750,374
Other current assets	155,796	161,568	70,000	387,364
Total current assets	10,870,928	2,114,292	(4,930,000)	8,055,220

Investments in development projects	1,418,789		(1,273,649)	145,140
Investments in development projects held for sale	3,437,932			3,437,932
Notes receivable - development projects, net of current portion	1,700,000			1,700,000
Goodwill	10,243,362	-	3,993,643	14,237,005
Identifiable intangible assets, net of accumulated amortization of $729,000 at April 30, 2010	5,101,800		3,382,851	8,484,651
Property and equipment, net of accumulated depreciation of $2,978,679 at April 30, 2010	3,473,051	1,888,863		5,361,914
Deferred tax asset	1,848,419	-	-	1,848,419
BVO receivable	4,000,000	-	-	4,000,000
Other assets, net of allowances	376,938	-	-	376,938
Total assets	$42,471,219	$4,003,155	1,172,845	$47,647,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,060,017	$106,000	$-	$1,166,017
Accrued interest payable	70,000	-	-	70,000
Other accrued liabilities	687,819	-	-	687,819
Total current liabilities	1,817,836	106,000	-	1,923,836

Long-term debt, net of current portion and discount	10,000,000	-	5,070,000	15,070,000
Other liabilities	30,944	-	-	30,944
Total liabilities	11,848,780	106,000	5,070,000	17,024,780

Commitments and contingencies	--			--

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,764,130 shares outstanding at April 30, 2010	1,672,240	-	-	1,672,240
Additional paid-in capital	19,859,966	-	-	19,859,966
Retained earnings	19,464,972	3,897,155	(3,897,155)	19,464,972

Treasury stock, 1,171,200 shares at April 30, 2010, at cost	(10,369,200)			(10,369,200)
Accumulated other comprehensive loss	(5,539)	-		(5,539)
Total stockholders' equity	30,622,439	3,897,155	(3,897,155)	30,622,439
Total liabilities and stockholders' equity	$42,471,219	$4,003,155	$1,172,845	$47,647,219

Pro-forma Statement of Operations for the Fiscal Year Ended April 30, 2010

	Nevada Gold As reported in Form 10-K	Operating results of the acquired Silver Dollar Casinos for the twelve months ended April 30, 2010 (unaudited)	Pro-forma Adjustments	Pro-forma Stmt of Operations
Revenues:
Casino	$18,822,900	$26,396,282	$-	$45,219,182
Food and beverage	4,534,744	7,163,821	-	11,698,565
Other	865,264	1,378,624	-	2,243,888
Management fees	620,968	-	-	620,968
Gross revenues	24,843,876	34,938,727	-	59,782,603
Less promotional allowances	(2,817,888)	(3,905,435)	-	(6,723,323)
Net revenues	22,025,988	31,033,292	-	53,059,280

Operating expenses:
Casino	8,562,284	16,566,625	-	25,128,909
Food and beverage	2,851,635	5,713,201	-	8,564,836
Marketing and administrative	5,564,288	601,663	-	6,165,951
Facility	1,070,933	3,088,285	-	4,159,218
Corporate expense	4,216,475	2,323,592	-	6,540,067
Legal expenses	241,468	1,850	-	243,318
Depreciation and amortization	1,344,323	640,816	296,304	2,281,443
Impairment of assets	4,347,183	-	-	4,347,183
Write-off of project development cost	50,486	-	-	50,486
Other	476,395	503,030	-	979,425
Total operating expenses	28,725,470	29,439,062	296,304	58,460,836
Operating income (loss)	(6,699,482)	1,594,230	(296,304)	(5,401,556)
Non-operating income (expenses):
Gain (loss) on sale of equity investees and assets	16,511	(5,173)	-	11,338
Interest income	192,708	-	(10,721)	181,987
Interest expense	(866,034)	-	(557,700)	(1,423,734)
Amortization of loan issue costs	(58,972)	-	-	(58,972)
Loss on extinguishment of debt	(128,834)	-	-	(128,834)
Income (loss) before income tax expense (benefit)	(7,544,103)	1,589,057	(864,725)	(6,819,771)
Income tax expense (benefit)
Current	(1,546,698)	37,400	246,273	(1,263,025)
Deferred and change in valuation allowance	(1,248,623)	-	-	(1,248,623)
Total income tax expense (benefit)	(2,795,321)	37,400	246,273	(2,511,648)
Net income (loss)	$(4,748,782)	$1,551,657	$(1,110,998)	$(4,308,123)

Per share information:
Net income (loss) per common share - basic	$(0.37)	$0.12	$(0.09)	$(0.33)
Net income (loss) per common share - diluted	$(0.37)	$0.12	$(0.09)	$(0.33)

Basic weighted average number of shares outstanding	12,878,240	12,878,240	12,878,240	12,878,240
Diluted weighted average number of shares outstanding	12,878,240	12,878,240	12,878,240	12,878,240

Nevada Gold & Casinos, Inc.
Pro-forma Balance Sheet as of the Fiscal Year Ended April 30, 2010

Pro-forma adjustments to give effect to the acquisition as if it occurred April 30, 2010 (the last day of fiscal 2010)

To give effect to the acquisition as if it occurred April 30, 2010 (last day of fiscal 2010)
Restricted cash		5,000,000	Remaining cash to be paid for acquisition
Long-term debt, net of current portion		5,070,000	New credit agreement
Investments in development projects		1,273,649	Reclass
Memorabilia inventory	70,000		Hollywood Casino memorabilia
Customer relationships	2,074,131		Used same % as NGWA acquisition
Trade names	1,308,720		Used same % as NGWA acquisition
Retained earnings	3,897,155		Eliminate remaining Retained Earnings of
Goodwill	3,993,643		Silver Dollar Casinos

Pro-forma adjustments to give effect to the acquisition as if it occurred as of May 1, 2009 (the first day of fiscal 2010)

	Debit	Credit
Reduce interest income for the use of cash to purchase casinos for one year at 0.18%
Interest income	10,800
Cash		10,800

To account for interest expense on $5,070,000 long-term debt at 11.0%
Interest expense	557,700
Cash		557,700

To amortize Customer Relationship intangible asset over 7 years
Amortization of intangible assets expense	296,304
Accumulated amortization of intangible assets		296,304

To account for interest on $1 million deposit made to acquire casinos for 16 days at 0.18%
Cash	79
Interest income		79

To account for Federal income tax at 34% of pro-forma pre-tax operating adjustments
Income tax receivable	294,007
Income tax expense-current		294,007

To account for Federal income tax at 34% of pre-tax operating results of acquired casinos
Income tax expense-current	540,279
Income tax receivable		540,279