Form 10-Q
period 2010-07-31
NEVADA GOLD & CASINOS INC
filed 2010-09-14
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended July 31, 2010

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,764,130 as of September 7, 2010.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of the Company, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements
Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	July 31,	April 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,452,635	$3,155,736
Restricted cash	441,101	5,266,938
Accounts receivable	462,150	66,822
Prepaid expenses	876,092	475,262
Income tax receivable	1,750,374	1,750,374
Other current assets	268,491	155,796
Total current assets	7,250,843	10,870,928
Investments in development projects	174,764	1,418,789
Investments in development projects held for sale	3,373,966	3,437,932
Note receivable - development projects, net of current portion and allowances	1,700,000	1,700,000
Goodwill	15,953,660	10,243,362
Identifiable intangible assets, net of accumulated amortization of $919,426 and $729,000 at July 31, 2010 and April 30, 2010	8,294,425	5,101,800
Property and equipment, net of accumulated depreciation of $3,081,291 and $2,978,679 at July 31, 2010 and April 30, 2010, respectively	5,416,866	3,473,051
Deferred tax asset	2,087,943	1,848,419
BVO receivable	4,000,000	4,000,000
Other assets, net of allowances	478,538	376,938
Total assets	$48,731,005	$42,471,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,388,296	$1,060,017
Accrued interest payable	70,000	70,000
Other accrued liabilities	678,443	687,819
Long-term debt, current portion	69,263	—
Total current liabilities	3,206,002	1,817,836
Long-term debt, net of current portion	15,118,166	10,000,000
Other liabilities	177,310	30,944
Total liabilities	18,501,478	11,848,780
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,764,130 shares outstanding at July 31, 2010 and April 30, 2010, respectively	1,672,240	1,672,240
Additional paid-in capital	19,976,126	19,859,966
Retained earnings	18,955,900	19,464,972
Treasury stock, 1,171,200 shares at July 31, 2010 and April 30, 2010, respectively, at cost	(10,369,200)	(10,369,200)
Accumulated other comprehensive income	(5,539)	(5,539)
Total stockholders' equity	30,229,527	30,622,439
Total liabilities and stockholders' equity	$48,731,005	$42,471,219

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	July 31,	July 31,
	2010	2009
Revenues:
Casino	$5,759,854	$4,185,063
Food and beverage	1,341,621	1,113,766
Management fees	-	250,000
Other	225,509	184,034
Gross revenues	7,326,984	5,732,863
Less promotional allowances	(800,484)	(675,644)
Net revenues	6,526,500	5,057,219

Expenses:
Casino	2,635,552	1,910,945
Food and beverage	674,769	833,582
Casino marketing and administrative	1,772,255	1,240,779
Facility	347,674	260,848
Corporate expense	1,169,179	1,431,698
Legal expense	396,156	64,293
Depreciation and amortization	313,839	145,167
Other	155,973	83,220
Total operating expenses	7,465,397	5,970,532
Operating loss	(938,897)	(913,313)
Non-operating income (expenses):
Gain on sale of assets	384,414	-
Interest income	44,925	58,509
Interest expense	(227,788)	(152,981)
Amortization of loan issue costs	(11,250)	(32,209)
Loss before income tax benefit	(748,596)	(1,039,994)
Income tax benefit	239,524	339,285
Net loss	$(509,072)	$(700,709)

Per share information:
Net loss per common share - basic	$(0.04)	$(0.05)

Net loss per common share - diluted	$(0.04)	$(0.05)

Basic weighted average number of shares outstanding	12,764,130	12,939,130

Diluted weighted average number of shares outstanding	12,764,130	12,939,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	July 31,	July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(509,072)	$(700,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	313,839	145,167
Stock-based compensation	116,160	515,040
Amortization of deferred loan issuance costs	11,250	32,209
Gain on sale/settlement of assets	(384,414)	-
Deferred income tax benefit	(239,524)	(40,873)
Changes in operating assets and liabilities:
Receivables and other assets	(951,704)	(455,679)
Accounts payable and accrued liabilities	1,336,905	607,448
Net cash provided by (used in) operating activities	(306,560)	102,603
Cash flows from investing activities:
Capitalized development costs	(29,707)	(8,073)
Collections on notes receivable	-	1,100,000
Purchase of property and equipment	(4,787,416)	(11,521,832)
Proceeds from the sale of assets	448,379	-
Net additions and deductions from restricted cash	4,825,837	-
Net cash provided by (used in) investing activities	457,093	(10,429,905)
Cash flows from financing activities:
Payments on capital lease	(3,634)	(4,325)
Borrowings on line of credit	150,000	150,000
Net cash provided by financing activities	146,366	145,675

Net increase (decrease) in cash and cash equivalents	296,899	(10,181,627)
Cash and cash equivalents at beginning of period	3,155,736	13,834,544
Cash and cash equivalents at end of period	$3,452,635	$3,652,917
Supplemental cash flow information:
Cash paid for interest	$226,329	$151,233

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$5,187,429	$4,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at July 31, 2010 and April 30, 2010, Consolidated Statements of Operations for the three months  ended July 31, 2010 and July 31, 2009, and Consolidated Statements of Cash Flows for the three months ended July 31, 2010 and July 31, 2009. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2010 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2010 are not necessarily indicative of the results expected for the full year.

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

	Three Months Ended
	July 31, 2010	July 31, 2009
Food and beverage	$402,434	$199,278
Other	5,801	3,365
Total cost of complimentary services	$408,235	$202,643

Fair Value of Financial Instruments and Concentrations of Credit Risk

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

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At July 31, 2010 the Company had one note receivable outstanding. This note was issued in connection with a potential gaming project. Management performs periodic evaluations of the collectibility of this note. The Company’s cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.  The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximates current market rates.

New Accounting Pronouncements Issued

As of July 31, 2010, there are several new accounting standards and interpretations effective. Below is a discussion of significant standards that may impact us.

Improving Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update provides amendments to Topic 820 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Topic 820 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s consolidated financial statements.

Exemption from Sarbanes Oxley 404(b)

On July 31, 2010, President Obama signed into law the exemption from Sarbanes Oxley 404(b) for public companies with less than $75 million in market capitalization.

Note 3. Restricted Cash

During the three months ended July 31, 2010, we maintained approximately $379,000 in Player Supported Jackpot funds which are progressive games that customers fund and when a jackpot is hit it is paid from these funds.  We also maintain approximately $62,000 of insurance and tax reserve funds in accordance with a lending agreement.  During the three months ended July 31, 2010, we used the $5,000,000 Project Fund for the acquisition of six mini-casinos in Washington State.

Note 4.   Notes Receivable and BVO Receivable

Notes Receivable

Southern Tier Acquisition II, LLC and Oneida Entertainment, LLC

On June 14, 2007, we sold our membership interest of American Racing to two of our former partners, Southern Tier Acquisition II, LLC (“Southern Tier”) and Oneida Entertainment, LLC (“Oneida”). At April 30, 2009, we had notes receivable of $550,000 from both Southern Tier and Oneida. The notes receivable and accrued interest were paid in full on June 15, 2009.

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

Big City Capital, LLC

During fiscal 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At July 31, 2010, we had notes receivable of $1.7 million related to the development of gaming/entertainment projects, net of a $1.5 million allowance, which is represented by notes receivable from Big City Capital.

The repayment of these loans will be largely dependent upon the ability to obtain financing for the development project and/or the performance of the development project.

BVO Receivable

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development”) which is developing a casino for a Native American tribe in Amador County, California.  Effective November 25, 2008, through our wholly- owned subsidiary, Nevada Gold BVR, LLC, we sold our 40% interest in Buena Vista Development, LLC (BVR) to B. V. Oro, LLC (BVO), which is owned by our former partner and related parties for $16 million cash and a $4 million receivable from BVD which is due no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties.  In addition we are entitled to a 5% carried interest in the Class B membership interest.  Should the facility not be developed, the collectibility of this receivable cannot be assured.

Note 5.   Long-Term Debt

Our long-term financing obligations are as follows:

	July 31,	April 30,
	2010	2010

$6.0 million promissory note, 10% through June 30, 2010, 11% interest until maturity at June 30, 2013	$6,000,000	$6,000,000
$5.1 million note payable, LIBOR plus 9% interest, maturing
Monday, July 23, 2012	5,070,000	-
$4.0 million promissory note, 7% interest, maturing May 12, 2012	4,000,000	4,000,000
IGT note, 8% interest, maturing May 16, 2012	39,144	-
Williams Gaming note, 8% imputed interest, maturing November 18, 2011	78,285	-
Total	15,187,429	10,000,000
Less: current maturities	(69,263)	-
Total long-term financing obligations	$15,118,166	$10,000,000

The $6.0 million promissory note matures June 30, 2013.  The interest rate on the note was fixed at 10% through June 2010, then changed to 11% on the unpaid balance for the remainder of the term.  The $5.1 million promissory note matures July 23, 2012 and the interest rate is based on the 30 day LIBOR at the end of each calendar month, plus 9%, with a 30 day LIBOR floor of 2.0%.  The $4.0 million promissory note matures May 12, 2012 and the interest rate is fixed for the term at 7%.

Note 6.   Stock-Based Compensation

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “Stock Option Plan”), provided for the granting of awards to our directors, officers, employees and independent contractors.  The Stock Option Plan expired in January, 2009 and was replaced with a new plan described below.  The number of shares of common stock reserved for issuance under the Stock Option Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions.

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

A summary of activity under the Company’s share-based payment plans for the three months ended July 31, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 30, 2010	1,456,000	$1.77
Granted	340,000	0.98
Exercised	-	-
Forfeited or expired	-	-

Outstanding at July 31, 2010	1,796,000	$1.62	5.7	$-

Exercisable at July 31, 2010	1,504,333	$1.70	5.1	$-

As of July 31, 2010, there was a total of $241,307 of unamortized compensation related to stock, which cost is expected to be recognized over a weighted-average period of 2.0 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

	Three Months Ended
	July 31, 2010	July 31, 2009

Expected volatility	195.9%	143.5%
Expected term	10.0	8.0
Expected dividend yield	-	-
Risk-free interest rate	3.08%	1.63%
Forfeiture rate	-	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.   The weighted average grant date fair value of options granted during the three months ended July 31, 2010, was $0.98.

Note 7. Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended
	July 31, 2010	July 31, 2009
Net loss	$(509,072)	$(700,709)

Other comprehensive income (loss)	-	-
Comprehensive loss	$(509,072)	$(700,709)

Note 8.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended
	July 31,	July 31,
	2010	2009
Numerator:
Basic and Diluted:
Net loss available to common stockholders	$(509,072)	$(700,709)

Denominator:
Basic weighted average number of common shares outstanding	12,764,130	12,939,130
Dilutive effect of common stock options and warrants	—	—
Diluted weighted average number of common shares outstanding	12,764,130	12,939,130

Loss per share:

Net loss per common share - basic	$(0.04)	$(0.05)
Net loss per common share - diluted	$(0.04)	$(0.05)

For the three months ended July 31, 2010 and July 31, 2009, potential dilutive common shares issuable under options of 1,504,333 and 1,165,999, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 9.   Segment Reporting

We operate in two major business segments (i) gaming and (ii) non-core. The gaming segment for the periods ended July 31, 2010 and July 31, 2009, consists of Colorado Grande Casino and the Washington mini casinos.

Summarized financial information for our reportable segments is shown in the following table. The “non-core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Three Months Ended July 31, 2010
	Gaming	Non-Core	Totals
Net revenue	$7,326,984	$-	$7,326,984
Segment loss	(742,791)	(5,805)	(748,596)
Segment assets	37,491,736	3,507,216	40,998,952
Depreciation and amortization	312,805	1,034	313,839
Addition to property and equipment	9,974,845	—	9,974,845
Interest expense, net	194,113	—	194,113
Income tax benefit	237,666	1,858	239,524

	As of and for the Three Months Ended July 31, 2009
	Gaming	Non-Core	Totals

Net revenue	$5,057,219	$-	$5,057,219
Segment loss	(1,035,225)	(4,769)	(1,039,994)
Segment assets	30,595,024	3,563,049	34,158,073
Depreciation and amortization	144,102	1,065	145,167
Addition to property and equipment	15,521,832	—	15,521,832
Interest expense, net	126,681	—	126,681
Income tax benefit	337,729	1,556	339,285

Reconciliation of reportable segment assets to our consolidated totals is as follows:

July 31,
2010
Total assets for reportable segments	$40,998,952
Cash not allocated to segments	3,893,736
Other assets not allocated to segments	3,838,317
Total assets	$48,731,005

Note 10. Other Assets

Other assets consist of the following at July 31, 2010 and April 30, 2010, respectively:

	July 31, 2010	April 30, 2010
Accrued interest receivable	$277,288	$234,438
Other assets	70,000	-
Deferred loan issue cost, net	131,250	142,500
Other assets	$478,538	$376,938

Note 11.   Commitments and Contingencies

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

As a result of acquiring six card-room facilities in the State of Washington on July 23, 2010 (see note 13), the Silver Dollar Casino in SeaTac has a building lease which expires in May 2022, with an annual rent of $238,000 and an option to renew for an additional 10-year term; the Silver Dollar Casino in Renton has a building lease which expires in March 2019, with an annual rent of $480,000 and an option to renew for up to two additional 10-year terms, the Silver Dollar Casino Mill Creek in Bothell has a building lease which expires in April 2012, with an annual rent of $286,000 and an option to renew for up to two additional 10-year terms; the Club Hollywood Casino in Shoreline has building and parking lot leases which expire in March 2017, with annual rents of $660,000 and $11,350, respectively, and options to renew each of them for up to four 5-year terms; the Golden Nugget Casino in Tukwila has a building lease which expires in November 2014, with an annual rent of $166,000 and an option to renew for an additional 10-year term; and the Royal Casino in Everett has a building lease which expires in January 2016 with an annual rent of $360,600 and an option to renew for up to four 5-year terms. The administrative office in Renton, WA has entered into a lease agreement, effective September 1, 2010, which expires in December 2014 with an annual rent of $53,000. This represents a 46% reduction of square footage and annual rent.

As a result of acquiring facilities in Washington on May 12, 2009 (see note 13), the Crazy Moose Casino in Mountlake Terrace has a building lease which expires in May 2011, with an annual rent of $192,000. The administrative office in Auburn, WA has a lease which expires in February 2011, with an annual rent of $28,800 and an option to renew for one additional 3-year term. In addition, the Crazy Moose Casino in Pasco has a parking lot lease which expires in January, 2011, with an annual rent of $6,300 and an option to renew for an additional 23-month term.

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

Note 12. Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Note 13. Acquisition

NG Washington II, LLC

On July 23, 2010, the Company, through NG Washington II, LLC, its wholly-owned subsidiary, acquired six additional casinos, and the leasehold to their related operating center, in the state of Washington. The casinos are the Silver Dollar Casino in SeaTac, the Silver Dollar Casino in Renton, the Silver Dollar Casino Mill Creek in Bothell, the Club Hollywood Casino, located in Shoreline, the Royal Casino, located in Everett, and the Golden Nugget Casino, located in Tukwila (collectively, “Silver Dollar Casinos”). All of the Silver Dollar Casinos are located in western Washington State. The Company acquired the Silver Dollar Casinos through bankruptcy proceedings. The casinos were previously owned by subsidiaries of Evergreen Gaming Corporation, a British Columbia Corporation, which is under bankruptcy court protection.  The Company purchased the six casinos from Grant-Thornton, Ltd. (the “Receiver”), in its capacity as a court-appointed receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc., and Silver Dollar Mill Creek, Inc.,  for $11.07 million, $6.0 million which was paid in cash to the Receiver and $5.07 million financed pursuant to a credit agreement between NG Washington II Holdings, LLC, and Fortress Credit Corp., as an agent for the lenders.  Two promissory notes, issued pursuant to the credit agreement, are due July 23, 2012, and bear an interest rate based on the 30-day LIBOR at the end of each calendar month, plus 9%, with a 30-day LIBOR floor of 2.0%.  Interest is due monthly.   The terms of the credit agreement contain, among others, customary events of default, including nonpayment when due of principal or any interest or fees or other amounts owing within specified grace periods, and failure to comply with certain affirmative or negative covenants, including certain financial covenants.  The preliminary purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of their fair value on the date of acquisition.   A summary of the preliminary purchase price allocation is as follows:

(000’s)
Current assets	$88
Property and equipment	1,889
Customer relationships	3,383
Goodwill	5,710

Purchase price	$11,070

Due to lower than anticipated hold percentage, the results of operations of ($27,000), which includes costs related to the acquisition, specifically closing costs and severance pay, for eight days of operation in the quarter have been included in the consolidated statements of operations since the date of the acquisition. At July 31, 2010 goodwill acquired was $5,710,000, all of which is expected to be deductible for tax purposes.

NG Washington, LLC

On May 12, 2009, the Company, through NG Washington, LLC, its wholly-owned subsidiary, acquired certain assets and liabilities of Crazy Moose Casino, Inc., Crazy Moose II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC for a purchase price of $15,962,200, including $212,000 of costs directly associated with the acquisition that were expensed at the end of fiscal year 2009. The acquisition was financed with cash and a note to the sellers for $4 million. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141R. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of their fair value on the date of acquisition.  A summary of the remaining purchase price allocation is as follows:

(000’s)
Current assets and payroll liabilities	$(11)
Property and equipment	2,400
Customer relationships	2,951
Trade names	1,862
Noncompete	1,018
Goodwill	7,530
Purchase price	$15,750

The results of operations of $2,170,000, which includes depreciation and amortization of $1,177,000, have been included in the consolidated statements of operations since the date of the acquisition of May 12, 2009. At July 31, 2009 goodwill acquired was $7,530,000, all of which is expected to be deductible for tax purposes.

Note 14.  Goodwill and Other Intangible Assets

In connection with our acquisition of the Colorado Grande casino on April 25, 2005, and the acquisition of the Washington casinos on May 12, 2009 and on July 23, 2010 (see Note 13), we have goodwill and identifiable intangible assets with an indefinite useful life of $24.2 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for the first quarter of 2011 is as follows (in thousands):

	Total	Goodwill	Other Intangibles

Balance as of April 30, 2010	$16,074	$10,243	$5,831
Acquired during the quarter ended July 31, 2010	9,095	5,711	3,384
Accumulated amortization	(920)	-	(920)
Balance as of July 31, 2010	$24,249	$15,954	$8,295

The $5.7 million increase in goodwill and $3.4 million increase in intangibles  from April 30, 2010 to July 31, 2010 results from recording the estimated intangibles for the acquisition of the six additional Washington mini-casinos during fiscal 2011.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of other intangible assets follows (in thousands):

	As of July 31, 2010
Amortizable	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$6,334	$(527)
Non-compete agreements	1,018	(393)
Subtotal	7,352	(920)
Non-amortizable
Trade names	1,862	0
Total	$9,214	$(920)

The estimated future annual amortization of intangible assets for each of the next five years follows (in thousands):

2011	$1,123
2012	$1,244
2013	$904
2014	$904
2015	$904
Thereafter	$1,353

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

We use earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as the measure for future earnings in our impairment test.  Management estimates future EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of EBITDA rates based on industry standards ranging from 5.5 to 7.5 times EBITDA when we estimated fair values of our casinos as of July 31, 2010.

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

Note 15. State Gaming Laws

Washington

The gaming legislation in Washington State is codified in chapter 9.46 of the Revised Code of Washington. The gaming legislation stipulates the Washington State Gambling Commission (the “Commission”) to be the regulator of gambling activities in this state.  The Commission enforces its authority through an extensive set of rules and regulations promulgated in Title 230 of the Washington Administrative Code.  The state of Washington allows certain gambling activities, such as amusement games, bingo, raffles, punch boards, pull-tabs, card-rooms, and public card games.  In order to be considered legal, these activities must be operated by either non-profit organizations or by commercial food and drink establishments.  Some activities may be operated solely by non-profit organizations, such as raffles.  Traditional casino games, such as craps, roulette and keno, are prohibited.  House-banked card-rooms have been authorized in Washington State since 1997 and, under current law, each establishment is allowed to have up to 15 tables offering games, such as Blackjack, Ultimate Texas Hold’em, Three Card Poker, Four Card Poker, Spanish Poker, Texas Shootout, Spanish 21, Pai Gow Poker, and others.  The law allows both player-sponsored and house-banked card-rooms.  As of January 1, 2009, the Commission increased the maximum bet for house-banked card-rooms’ table game wager limit to $300 and allowed card-rooms to offer Mini-Baccarat. In addition, these establishments are allowed to be open 24 hours per day, provided they close for at least four continuous hours two times per week.

In order to operate our nine “mini casinos,” Crazy Moose Casino in Pasco, Crazy Moose Casino in Mountlake Terrace, Coyote Bob’s Roadhouse Casino in Kennewick, Silver Dollar Casino in SeaTac, Silver Dollar Casino in Renton, Silver Dollar Casino in Bothell, Club Hollywood Casino in Shoreline, Royal Casino located in Everett and Golden Nugget Casino located in Tukwila, each of them is required to maintain a Public Card-room license and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of five percent or more of any class of our stock) to submit to the Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

RCW 9.46.110 allows local governments (including cities, counties and towns) to prohibit any or all gambling activities for which licenses are required as well as tax such activities.  The maximum tax limitations imposed by law include 20% of gross receipt for public card-room games and either 5% of gross receipts or 10% of net receipt (as chosen by a local authority) for pull-tabs activities.  The current gaming tax rate for public card-room games in the cities of Pasco, Mountlake Terrace, Kennewick, SeaTac, Renton, Tukwila and Shoreline, as well as in Snohomish County, is 10% of table games gross receipts.  The current gaming tax rate for pull-tabs in the cities of Pasco and Kennewick is 10% of pull-tabs net receipts, while in the cities of Mountlake Terrace, SeaTac, Renton, Tukwila and Shoreline, as well as in Snohomish County, the tax rate is 5% of pull-tabs gross receipts.  In addition, Washington State charges a business and occupational tax in the amount of 1.63% of all gaming activities’ net receipts in order to promote responsible gaming.

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

The Colorado Constitution permits a gaming tax of up to 20% on adjusted gross gaming proceeds, and authorizes the Gaming Commission to change the rate annually. As of July 2, 2009, any increase in the gaming tax rate requires statewide voter approval.  The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $5 million, 9% over $5 million up to and including $8 million, 11% over $8 million up to and including $10 million, 16% over $10 million up to and including $13 million and 20% on adjusted gross proceeds in excess of $13 million.

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

Note 16. Pro forma financials

The following pro-forma combined statement of operations of the Company and Silver Dollar Casinos are presented to give effect to the acquisition as if it occurred May 1, 2010.  Although we believe that the unaudited financial information provided to the Company by the Sellers are reasonably accurate, any and all of the pro-forma statements in this report and any other public statements that are made may prove to be incorrect.  This may occur as a result of inaccurate information provided by the Sellers or a consequence of known or unknown risks and uncertainties.  Consequently, actual numbers may differ materially from those presented in the pro-forma statements.  In light of these and other uncertainties, you should not regard the inclusion of the pro-forma statements in this report or other public communications that the Company might make as a representation of audited financial information, and you should not place undue reliance on such pro-forma statements.

Nevada Gold & Casinos, Inc.
Pro-forma Statement of Operations for the Period Ended July 31, 2010

	Nevada Gold as reported in Form 10-Q	Operating Results of the acquired Silver Dollar Casinos for the three months ended July 31, 2010 (unaudited)	Pro-forma Adjustments		Pro-forma Statement of Operations
Revenues:
Casino	$5,759,854	$5,950,401	$		$11,710,255
Food and beverage	1,341,621	1,546,625			2,888,246
Other	225,509	282,465			507,974
Gross revenues	7,326,984	7,779,491		-	15,106,475
Less promotional allowances	(800,484)	(960,334)			(1,760,818)
Net revenues	6,526,500	6,819,157		-	13,345,657

Operating expenses:
Casino	2,635,552	4,042,868			6,678,420
Food and beverage	674,769	1,331,879			2,006,648
Casino marketing and administrative	1,772,255	125,267			1,897,522
Facility	347,674	698,926			1,046,600
Corporate expense	1,169,179	447,599			1,616,778
Legal expenses	396,156	5,000			401,156
Depreciation and amortization	313,839	143,207		109,893	566,939
Other	155,973	81,132			237,105
Total operating expenses	7,465,397	6,875,878		109,893	14,451,168
Operating loss	(938,897)	(56,721)		(109,893)	(1,105,511)
Non-operating income (expenses):
Gain (loss) on sale equity investees and assets	384,414	-			384,414
Interest income	44,925	-		(1,637)	43,288
Interest expense	(227,788)	-		(126,819)	(354,607)
Amortization of loan issue costs	(11,250)	-			(11,250)
Loss before income tax benefit	(748,596)	(56,721)		(238,349)	(1,043,666)
Income tax benefit
Deferred	239,524	-		81,039	320,563
Net loss	$(509,072)	$(56,721)		$(157,310)	$(723,103)

Per share information:
Net loss per common share - basic	$(0.04)	$(0.00)		$(0.01)	$(0.05)
Net loss per common share - diluted	$(0.04)	$(0.00)		$(0.01)	$(0.05)

Basic weighted average number of shares outstanding	12,764,130	12,764,130		12,764,130	12,764,130
Diluted weighted average number of shares outstanding	12,764,130	12,764,130		12,764,130	12,764,130

Nevada Gold & Casinos, Inc.
Pro-forma Statement of Operations for three month period ended July 31, 2010

Pro-forma adjustments to give effect to the acquisition as if it occurred as of May 1, 2010 (the first day of fiscal 2011)

	Debit	Credit
Reduce interest income for the use of cash to purchase casinos for 83 days at 0.18%
Interest income	2,047
Cash		2,047

To account for interest expense on $5,070,000 long-term debt at 11.0% for 83 days
Interest expense	126,819
Cash		126,819

To amortize customer relationship intangible asset over 7 years for 83 days
Amortization of intangible assets expense	109,893
Accumulated amortization of intangible assets		109,893

To account for interest on $1 million deposit made to acquire casinos for 83 days at 0.18%
Cash	409
Interest income		409

To account for Federal income tax at 34% of pro-forma pre-tax operating adjustments
Deferred tax asset	81,039
Income tax expense-deferred		81,039

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2010 filed on Form 10-K with the Securities and Exchange Commission.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2010 filed on Form 10-K with the Securities and Exchange Commission.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating commercial gaming projects and financing and developing Native American owned gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Washington. Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $6.5 million and $5.1 million for the three months ended July 31, 2010 and July 31, 2009, respectively.

When compared to the three months ended July 31, 2009, the three month period ended July 31, 2010 was impacted by the following items:

- Addition of three mini casinos in Washington state effective May 12, 2009;

- Addition of six additional mini casinos in Washington state effective July 23, 2010;

- Addition of table games at Colorado Grande Casino effective July 2, 2009;

- Loss of management fees from Oceans Casino Cruises, Inc., (“SunCruz”); and

- Reduced interest income and increased interest expense.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2010 AND JULY 31, 2009

Net revenues. Net revenues increased 29.1% or $1.5 million, for the three month period ended July 31, 2010 compared to the period ended July 31, 2009. Casino revenues increased $1.6 million with the addition of the Washington casinos and increased drop and hold percentages at the three existing Washington mini-casinos. Food and beverage revenues increased $0.2 million with the additional restaurants in the Washington casinos, and other revenues increased $41,000 with the addition of Pull Tab revenue from the Washington casinos.  We have no management fees in the current year, compared to $250,000 due to the SunCruz bankruptcy. Our promotional allowances increased $125,000 for the three month period ended July 31, 2010 compared to the period ended July 31, 2009 in proportion to the additions in revenue.

Total operating expenses. Total operating expenses increased 25% or $1.5 million, for the three month period ended July 31, 2010 compared to the period ended July 31, 2009. Of the increase, $0.7 million is the result of increased casino operating expenses, $0.5 million increased marketing and administrative expenses, $0.3 million increase in legal expenses related to the July 2010 acquisition, and $0.2 million increased facility and depreciation expense related to the six new properties.  This was offset by  decreased corporate expenses of $0.3 million mainly due to decreased stock option expenses of $0.4 million offset by increased expenses of $0.1 million related to closing costs and travel expenses related to the acquisition.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable and investments. Interest expense increased 48.9%, or $75,000, for the three month period ended July 31, 2010 compared to the three month period ended July 31, 2009. The increase is primarily due to increased debt balances related to our acquisitions in Washington State. Interest income decreased 23.2%, or $14,000, for the three month period ended July 31, 2010 compared to the three month period ended July 31, 2009. The decrease is primarily due to  repayment of notes receivable and decreased return on bank interest. Amortization of loan issue cost was $11,250 and $32,209 for the three month periods ended July 31, 2010 and July 31, 2009, respectively.

Net income (loss). Net loss was ($509,072) and ($700,709) for the three month periods ended July 31, 2010 and July 31, 2009, respectively. The improvement of $192,000 is primarily related to the addition of the new Washington casinos revenue and the increased hold percentage and an additional after tax gain of $263,000 net from the Isle of Capri, offset by a reduced tax benefit of $100,000 and an additional legal accrual of $225,000 related to the new Washington casinos acquisition. The effective tax rate for the three month periods ended July 31, 2010 and July 31, 2009 was a benefit of (32%) and a benefit of (32.6%), respectively. The decrease in the effective tax rate is due primarily to the non-deductible stock option expense recorded during the three months ended July 31, 2010.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three month periods ended July 31, 2010 and July 31, 2009:

	July 31,	July 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$(306,560)	$102,603
Investing activities	457,093	(109,429,905)
Financing activities	146,366	145,675

Operating activities. Net cash used in operating activities during the three month period ended July 31, 2010 increased to $0.3 million compared to $0.1 million cash provided by in the period ended July 31, 2009. The difference is primarily due to expenses incurred in connection with the mini-casino acquisition.

Investing activities. Net cash provided by investing activities during the three month period ended July 31, 2010 increased to $0.5 million compared to net cash used of $10.4 million for the three month period ended July 31, 2009. The increase of funds provided is primarily due to the use of $11.1 million to acquire the three mini casinos in fiscal 2010 versus $4.6 million to acquire the six additional mini casinos in fiscal 2011 paid from restricted cash, and the receipt of $392,000 from the final tax filing related to our fiscal year 2008 sale of our ownership in the Isle of Capri Black Hawk (“Isle of Capri”) and $63,000 from the sale of a right of way of land in Colorado, which is currently held for sale.

Financing activities.  Net cash provided by financing activities during the three month period ended July 31, 2010 was $0.1 million compared to cash provided of $0.1 million for the three month period ended July 31, 2009.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;
- cash flow from acquisitions;
- new management contracts;
- working capital requirements;
- obtaining funds via long-term debt instruments;
- debt service requirements;  and
- disposition of non-gaming related assets.

At July 31, 2010, outstanding indebtedness was $15.2 million, of which $6.0 million is due June 30, 2013, $5.1 million is due July 23, 2012, $0.1 million is due by May 16, 2012, and $4.0 million is due May 12, 2012. We anticipate that cash flow from the Colorado Grande Casino and the recently acquired mini-casinos in Washington State will generate sufficient cash flow to pay for corporate overhead, net interest expense and anticipated capital improvements.

The 260 acres in Black Hawk, CO is available for sale. If the acreage is sold we will use the proceeds to pay operating expenses or debt or, reinvest the funds into acquisition opportunities.

On July 31, 2010, excluding restricted cash of $0.4 million, we had cash and cash equivalents of $3.5 million.

Our Consolidated Financial Statements have been prepared assuming we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting our non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, if we are unable to repay or refinance our long-term debts due on May 12, 2012, July 23, 2012, and June 30, 2013 and, if we are unable to acquire operations that generate positive cash flow, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt or selling core assets of the Company.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our disclosure controls and procedures were effective as of July 31, 2010.  There have not been any changes in our control over financial reporting during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors  as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and reserved

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

Date: September 13, 2010

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

10.4	Agreement Regarding Loans effective March 1, 2009 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2009)

10.5
Amended and Restated Security Agreement effective March 1, 2009 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed June 17, 2009)

10.6
Schedule of Collateral, Notes, Security Interests and Ownership Interests effective March 1, 2009 between Nevada Gold & Casinos, Inc. and Louise H. Rogers (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed June 17, 2009)

10.7	Promissory Note issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers effective March 1, 2009 (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed June 17, 2009)

10.8
July 2009 Amended and Restated Security Agreement among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2009)

10.9
Schedule of Collateral, Notes, Security Interests and Ownership Interests dated July 7, 2009 among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed July 7, 2009)

10.10
Collateral Assignment of Notes, Contractual Rights, Security Interests, and Ownership Interests dated July 7, 2009 among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed July 7, 2009)

10.11
Promissory Note issued by Nevada Gold & Casinos, Inc. to the senior lender dated July 7, 2009 between Nevada Gold & Casinos, Inc. and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed July 7, 2009)

10.12
Loan Guaranty Agreement dated July 7, 2009 among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., NG Washington, LLC, Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.5 to the Company’s Form 8-K filed July 7, 2009)

10.13
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

10.14
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

10.15
Credit Agreement dated July 23, 2010 between NG Washington II Holdings, LLC, as Borrower, and Fortress Credit Corp., as agent for the lenders (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.16
Membership Interest Pledge Agreement dated July 23, 2010 between Nevada Gold & Casinos, Inc., as grantor, and Fortress Credit Corp., as agent for the lenders (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.17
Pledge and Security Agreement dated July 23, 2010 among NG Washington II Holdings, LLC and NG Washington II, LLC, as grantors, and Fortress Credit Corp., as agent for the lenders (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.18	Promissory Note dated July 23, 2010 issued by NG Washington II Holdings, LLC to Fortress Credit Funding II LP (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.19	Promissory Note dated July 23, 2010 issued by NG Washington II Holdings, LLC to Fortress Credit Opportunities I LP (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.20
Guaranty dated July 23, 2010 among NG Washington, LLC and NG Washington II, LLC, as guarantors, and Fortress Credit Corp., as agent for the lenders (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.21A (+)	Employment Agreement dated November 27, 2006 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.27 to the Company’s Form 10-Q filed December 15, 2006)

10.21B (+)
Amendment to the Employment Agreement dated August 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to the Company’s Form 8-K filed August 31, 2007)

10.21C (+)
Amendment to the Employment Agreement dated October 30, 2007 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 99.1 to the Company’s Form 8-K filed October 30, 2007)

10.21D (+)
Second Amendment to the Employment Agreement dated January 23, 2009 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 24, 2009)

10.22A (+)	Employment Agreement dated October 24, 2006 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to the Company’s Form 10-Q filed March 9, 2007)

10.22B(+)
First Amendment to the Employment Agreement dated April 14, 2009 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.24B to the Company’s Form 10-Q filed September 9, 2009)

10.23A (+)	Employment Agreement dated December 29, 2006 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to the Company’s Form 10-Q filed March 9, 2007)

10.23B (+)
First Amendment to the Employment Agreement dated April 14, 2009 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.25B to the Company’s Form 10-Q filed September 9, 2009)

10.23C (+)	Second Amendment to Employment Agreement between Nevada Gold & Casinos, Inc. and Ernest E. East dated June 8, 2010 (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed June 8, 2010)

23.1(*)	Consent of Independent Registered Public Accounting Firm

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan, or arrangement.
*	Filed herewith.