Form 10-Q
period 2010-10-31
NEVADA GOLD & CASINOS INC
filed 2010-12-14
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended October 31, 2010

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,764,130 as of December 13, 2010.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements
Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	October 31,	April 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,550,306	$3,155,736
Restricted cash	652,557	5,266,938
Accounts receivable	825,434	66,822
Prepaid expenses	1,177,755	475,262
Income tax receivable	1,154,762	1,750,374
Other current assets	286,416	155,796
Total current assets	6,647,230	10,870,928

Investments in development projects	202,253	1,418,789
Investments in development project held for sale	3,373,966	3,437,932
Note receivable - development projects, net of current portion and allowances	1,700,000	1,700,000
Goodwill	16,424,679	10,243,362
Identifiable intangible assets, net of accumulated amortization of $1,230,469 and $729,000 at October 31, 2010 and April 30, 2010	7,983,383	5,101,800
Property and equipment, net of accumulated depreciation of $3,304,868 and $2,978,679 at October 31, 2010 and April 30, 2010, respectively	5,204,324	3,473,051
Deferred tax asset	2,307,017	1,848,419
BVO receivable	4,000,000	4,000,000
Other assets, net of allowances	510,137	376,938
Total assets	$48,352,989	$42,471,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,887,206	$1,060,017
Accrued interest payable	70,000	70,000
Other accrued liabilities	1,338,246	687,819
Long-term debt, current portion	76,316	—
Total current liabilities	3,371,768	1,817,836

Long-term debt, net of current portion	15,092,291	10,000,000
Other liabilities	23,541	30,944
Total liabilities	18,487,600	11,848,780

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,764,130 shares outstanding at October 31, 2010 and April 30, 2010, respectively	1,672,240	1,672,240
Additional paid-in capital	20,008,595	19,859,966
Retained earnings	18,559,293	19,464,972
Treasury stock, 1,171,200 shares at October 31, 2010 and April 30, 2010, respectively, at cost	(10,369,200)	(10,369,200)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	29,865,389	30,622,439
Total liabilities and stockholders' equity	$48,352,989	$42,471,219

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009
Revenues:
Casino	$12,008,128	$4,788,536	$17,767,983	$8,973,599
Food and beverage	2,936,433	1,234,909	4,278,054	2,348,675
Other	542,514	218,837	768,022	402,871
Management fee	-	250,000	-	500,000
Gross revenues	15,487,075	6,492,282	22,814,059	12,225,145
Less promotional allowances	(1,674,037)	(751,923)	(2,474,521)	(1,427,567)
Net revenues	13,813,038	5,740,359	20,339,538	10,797,578

Expenses:
Casino	6,392,339	2,071,139	9,022,758	3,955,094
Food and beverage	1,213,057	887,247	1,893,025	1,721,790
Marketing and administrative	3,455,196	1,435,444	5,227,453	2,676,223
Facility	1,137,305	231,183	1,484,979	492,031
Corporate expense	930,906	945,368	2,100,085	2,377,065
Legal expense	64,863	38,710	461,019	103,003
Depreciation and amortization	534,619	517,985	848,458	663,152
Other	333,971	114,382	489,876	223,632
Total operating expenses	14,062,256	6,241,458	21,527,653	12,211,990
Operating loss	(249,218)	(501,099)	(1,188,115)	(1,414,412)
Non-operating income (expenses):
Gain on sale of assets	-	-	384,414	-
Interest income	44,191	46,559	89,115	105,068
Interest expense	(396,070)	(225,490)	(623,858)	(378,471)
Amortization of loan issue costs	(11,250)	(27,770)	(22,500)	(59,979)
Loss before income tax benefit	(612,347)	(707,800)	(1,360,944)	(1,747,794)
Income tax benefit	215,741	263,685	455,265	602,970
Net loss	$(396,606)	$(444,115)	$(905,679)	$(1,144,824)

Per share information:
Net loss per common share - basic	$(0.03)	$(0.03)	$(0.07)	$(0.09)

Net loss per common share - diluted	$(0.03)	$(0.03)	$(0.07)	$(0.09)

Basic weighted average number of shares outstanding	12,764,130	12,939,130	12,764,130	12,939,130

Diluted weighted average number of shares outstanding	12,764,130	12,939,130	12,764,130	12,939,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	October 31,	October 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(905,679)	$(1,144,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	848,458	663,152
Stock-based compensation	148,629	541,853
Amortization of deferred loan issuance costs	22,500	59,979
Gain on sale/settlement of assets	(384,414)	-
Deferred income tax benefit	(458,598)	(60,497)
Changes in operating assets and liabilities:
Receivables and other assets	(1,081,812)	(804,942)
Accounts payable and accrued liabilities	1,024,597	364,891
Net cash used in operating activities	(786,319)	(380,388)
Cash flows from investing activities:
Capitalized development costs	(57,196)	(12,049)
Collections on notes receivable	-	1,100,000
Purchase of property and equipment	(4,798,450)	(11,634,130)
Proceeds from the sale of assets	448,379	-
Net (additions) and deductions of restricted cash	4,614,381	(53,355)
Net cash provided by (used in) investing activities	207,114	(10,599,534)
Cash flows from financing activities:
Payments on capital lease	(7,403)	(6,559)
Proceeds (repayment) on term loans	(18,822)	150,000
Deferred loan issuance costs	-	(180,000)
Net cash used in financing activities	(26,225)	(36,559)

Net decrease in cash and cash equivalents	(605,430)	(11,016,481)
Cash and cash equivalents at beginning of period	3,155,736	13,834,544
Cash and cash equivalents at end of period	$2,550,306	$2,818,063
Supplemental cash flow information:
Cash paid for interest	$619,151	$372,466

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$5,187,429	$4,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at October 31, 2010 and April 30, 2010, Consolidated Statements of Operations for the three and six months  ended October 31, 2010 and October 31, 2009, and Consolidated Statements of Cash Flows for the six months ended October 31, 2010 and October 31, 2009. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2010 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2010 are not necessarily indicative of the results expected for the full year.

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

Note 2.   Critical Accounting Policies

Revenue Recognition

In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive jackpots which are recorded as a progressive jackpot liability. Revenues from food, beverage, entertainment, and the gift shops are recognized at the time the related service or sale is performed or made.

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

	Three Months Ended		Six Months Ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
Food and beverage	$1,176,446	$176,645	$1,573,765	$374,953
Other	5,888	2,856	11,798	6,346
Total cost of complimentary services	$1,182,334	$179,501	$1,585,563	$381,299

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

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At October 31, 2010, the Company had one note receivable outstanding. This note was issued in connection with a potential gaming project. Management performs periodic evaluations of the collectibility of this note. The Company’s cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.  The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

New Accounting Pronouncements Issued

As of October 31, 2010, there are several new accounting standards and interpretations effective. Below is a discussion of significant standards that may impact us.

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

Note 3. Restricted Cash

During the six months ended October 31, 2010, we maintained approximately $613,000 in Player Supported Jackpot funds which are progressive games that customers fund.  When a jackpot is hit it is paid from these funds.  We also maintain approximately $40,000 of insurance and tax reserve funds in accordance with a lending agreement.  During the three months ended July 31, 2010, we used the $5,000,000 Project Fund for the acquisition of six mini-casinos in Washington State.

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

Big City Capital, LLC

During fiscal 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At October 31, 2010, we had notes receivable of $1.7 million related to the development of gaming/entertainment projects, net of a $1.5 million allowance, which is represented by notes receivable from Big City Capital.

The repayment of these loans will be largely dependent upon the ability to obtain financing for the development project and/or the performance of the development project.

BVO Receivable

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development”) which is developing a casino for a Native American tribe in Amador County, California.  Effective November 25, 2008, through our wholly- owned subsidiary, Nevada Gold BVR, LLC, we sold our 40% interest in Buena Vista Development, LLC (BVR) to B. V. Oro, LLC (BVO), which is owned by our former partner and related parties for $16 million cash and a $4 million receivable from BVD which is due no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties.  In addition we are entitled to a 5% carried interest in the Class B membership interest. As of October 31, 2010, the opening date could not be estimated.  Should the facility not be developed, the collectibility of this receivable cannot be assured.

Note 5.   Long-Term Debt

Our long-term financing obligations are as follows:

	October 31,	April 30,
	2010	2010

$6.0 million promissory note, 10% through June 30, 2010, 11% interest until maturity at June 30, 2013	$6,000,000	$6,000,000
$5.1 million note payable, LIBOR plus 9% interest, maturing
July 23, 2012	5,070,000	-
$4.0 million promissory note, 7% interest, maturing May 12, 2012	4,000,000	4,000,000
IGT note, 8% interest, maturing May 16, 2012	34,137	-
Williams Gaming note, 8% imputed interest, maturing November 18, 2011	64,470	-
Total	15,168,607	10,000,000
Less: current maturities	(76,316)	-
Total long-term financing obligations	$15,092,291	$10,000,000

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

Note 6.   Stock-Based Compensation

Information about our share-based plans

The company has three employee stock plans, the 1999 Stock Option Plan (the “Stock Option Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”) and the 2010 Employee Stock Purchase Plan, as amended (the “2010 Plan”).

The Stock Option Plan

The Company’s Stock Option Plan provided for the granting of awards to our directors, officers, employees and independent contractors.  The Stock Option Plan expired in January, 2009 and was replaced with a new plan described below.  The number of shares of common stock reserved for issuance under the Stock Option Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions.

The 2009 Plan

On April 14, 2009, the shareholders of the Company approved the Company’s 2009 Plan.  The number of shares with respect to which awards may be granted under the 2009 Plan is 1,750,000 shares.  The 2009 Plan is similar to the 1999 Stock Option Plan in most respects and continues to provide for awards which may be made subject to time based or performance based vesting.  Under the 2009 Plan the Committee is authorized to grant the following types of awards:

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

A summary of activity under the Company’s share-based payment plans for the six months ended October 31, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at April 30, 2010	1,456,000	$1.77
Granted	340,000	0.98
Exercised	-	-
Forfeited or expired	-	-

Outstanding at October 31, 2010	1,796,000	$1.62	5.4	$-

Exercisable at October 31, 2010	1,504,333	$1.70	4.8	$-

As of October 31, 2010, there was a total of $208,839 of unamortized compensation related to stock options, which cost is expected to be recognized over a weighted-average period of 1.7 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

	Six Months Ended
	October 31, 2010	October 31, 2009

Expected volatility	195.9%	143.3%
Expected term	10.0	8.0
Expected dividend yield	-	-
Risk-free interest rate	3.08%	1.43%
Forfeiture rate	-	-

Expected volatility is based on historical volatility on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.   The weighted average grant date fair value of options granted during the six months ended October 31, 2010, was $0.98.

The 2010 Plan

On October 11, 2010, the shareholders of the Company approved the Company’s 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of the company's common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the common stock on each purchase date.  The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares. The Plan is administered by the Board of Directors which administration may be delegated to the Compensation Committee of the Board of Directors.  On December 1, 2010, the Board of Directors amended the 2010 Plan effective January 1, 2011, to allow its participants to contribute up to a maximum of twenty (20%) percent of their company paid compensation.  The 2010 Plan is not available for employee participation until January 1, 2011, therefore, as of October 31, 2010, no shares were issued under the 2010 Plan.

Note 7.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009
Numerator:
Basic and Diluted:
Net loss available to common stockholders	$(396,606)	$(444,115)	$(905,679)	$(1,144,824)

Denominator:
Basic weighted average number of common shares outstanding	12,764,130	12,939,130	12,764,130	12,939,130
Dilutive effect of common stock options and warrants	—	—	—	—

Diluted weighted average number of common shares outstanding	12,764,130	12,939,130	12,764,130	12,939,130

Loss per share:

Net loss per common share - basic	$(0.03)	$(0.03)	$(0.07)	$(0.09)
Net loss per common share - diluted	$(0.03)	$(0.03)	$(0.07)	$(0.09)

For the six months ended October 31, 2010 and October 31, 2009, potential dilutive common shares issuable under options of 1,504,333 and 1,486,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 8.   Segment Reporting

We have two business segments (i) gaming and (ii) non-core. The gaming segment for the three and six month periods ended October 31, 2010 and October 31, 2009, consists of Colorado Grande Casino and the Washington mini casinos.  The “non-core” column is the land in Colorado and its taxes and maintenance expenses.

Summarized financial information for our reportable segments is shown in the following table.

	As of and for the Three Months Ended October 31, 2010
	Gaming	Non-Core	Totals

Net revenue	$13,813,038	$-	$13,813,038
Segment loss pre tax	(603,460)	(8,887)	(612,347)
Segment assets	38,192,381	3,495,966	41,688,347
Depreciation and amortization	534,165	454	534,619
Addition to property and equipment	11,034	—	11,034
Interest expense, net (includes amortization)	363,129	—	363,129
Income tax benefit	215,741	—	215,741

	As of and for the Three Months Ended October 31, 2009
	Gaming	Non-Core	Totals

Net revenue	$5,740,359	$-	$5,740,359
Segment loss pre tax	(707,226)	(574)	(707,800)
Segment assets	30,298,512	3,715,279	34,013,791
Depreciation and amortization	516,943	1,042	517,985
Addition to property and equipment	386,151	—	386,151
Interest expense, net (includes amortization)	206,701	—	206,701
Income tax benefit	263,471	214	263,685

	As of and for the Six Months Ended October 31, 2010
	Gaming	Non-Core	Totals

Net revenue	$20,339,538	$—	$20,339,538
Segment loss pre tax	(1,346,251)	(14,693)	(1,360,944)
Segment assets	38,192,381	3,495,966	41,688,347
Depreciation and amortization	846,970	1,488	848,458
Additions to property and equipment	9,985,879	—	9,985,879
Interest expense, net (includes amortization)	557,243	—	557,243
Income tax benefit	455,265	—	455,265

	As of and for the Six Months Ended October 31, 2009
	Gaming	Non-Core	Totals

Net revenue	$10,797,578	$—	$10,797,578
Segment loss pre tax	(1,742,451)	(5,343)	(1,747,794)
Segment assets	30,298,512	3,715,279	34,013,791
Depreciation and amortization	661,046	2,106	663,152
Additions to property and equipment	15,634,130	—	15,634,130
Interest expense, net (includes amortization)	333,382	—	333,382
Income tax benefit	601,127	1,843	602,970

Reconciliation of reportable segment assets to our consolidated totals is as follows:

October 31,
2010

Total assets for reportable segments	$41,688,347
Cash and restricted cash not allocated to segments	3,202,863
Income tax receivable	1,154,762
Deferred tax asset	2,307,017
Total assets	$48,352,989

Note 9. Other Assets

Other assets consist of the following at October 31, 2010 and April 30, 2010, respectively:

	October 31, 2010	April 30, 2010
Accrued interest receivable	$320,137	$234,438
Other assets	70,000	-
Deferred loan issue cost, net	120,000	142,500
Other assets	$510,137	$376,938

Note 10.   Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2013. Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021. On April 1, 2008 we extended the lease to January 2033 at a flat annual rent of $400,000 from February 2021 through January 2033.

Six card-room facilities in the State of Washington were acquired on July 23, 2010 (see note 12), resulting in the following leases:  Silver Dollar Casino in SeaTac has a building lease which expires in May 2022, with an annual rent of $238,000 and an option to renew for an additional 10-year term; the Silver Dollar Casino in Renton has a building lease which expires in March 2019 with an annual rent of $480,000 and an option to renew for up to two additional 10-year terms; the Silver Dollar Casino Mill Creek in Bothell has a building lease which expires in April 2012, with an annual rent of $286,000 and an option to renew for up to two additional 10-year terms; the Club Hollywood Casino in Shoreline has building and parking lot leases which expire in March 2017, with annual rents of $660,000 and $11,350, respectively, and options to renew each of them for up to four 5-year terms; the Golden Nugget Casino in Tukwila has a building lease which expires in November 2014, with an annual rent of $166,000 and an option to renew for an additional 10-year term; and the Royal Casino in Everett has a building lease which expires in January 2016 with an annual rent of $360,600 and an option to renew for up to four 5-year terms.  The administrative office in Renton, WA has entered into a lease agreement, effective September 1, 2010, which expires in December 2014 with an annual rent of $53,000.  This represents a 46% reduction of square footage and annual rent compared to the prior operation.

Three card-room facilities in the State of Washington were acquired on May 12, 2009 (see note 12), resulting in the assumption of three leases.  A casino building lease for the Crazy Moose Casino in Mountlake Terrace expires in May 2011, with an annual rent of $192,000 and an option to extend the lease for two five year additional terms. A lease for the administrative office in Auburn, WA expires in February 2011, with an annual rent of $28,800 and an option to renew for one additional 3-year term.  We have no intention to extend the Auburn lease due to the consolidation of this office with the administrative offices in Renton resulting in additional cost savings.  Finally, the Crazy Moose Casino in Pasco has a parking lot lease which expires in January, 2011, with an annual rent of $6,300 and an option to renew for an additional 35-month term.

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

Note 12. Acquisition

NG Washington II, LLC

On July 23, 2010, the Company, through NG Washington II, LLC, its wholly-owned subsidiary, acquired six additional casinos, and the leasehold to their related operating center, in the state of Washington. The casinos are the Silver Dollar Casino in SeaTac, the Silver Dollar Casino in Renton, the Silver Dollar Casino Mill Creek in Bothell, the Club Hollywood Casino, located in Shoreline, the Royal Casino, located in Everett, and the Golden Nugget Casino, located in Tukwila (collectively, “Silver Dollar Casinos”). All of the Silver Dollar Casinos are located in western Washington State.  The Company acquired the Silver Dollar Casinos through bankruptcy proceedings.  The Silver Dollar Casinos were previously owned by subsidiaries of Evergreen Gaming Corporation, a British Columbia Corporation, which is under bankruptcy court protection.  The Company purchased the six casinos from Grant-Thornton, Ltd. (the “Receiver”), in its capacity as a court-appointed receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc., and Silver Dollar Mill Creek, Inc.,  for $11.07 million, $6.0 million which was paid in cash to the Receiver and $5.07 million financed pursuant to a credit agreement between NG Washington II Holdings, LLC, and Fortress Credit Corp., as an agent for the lenders.  Two promissory notes, issued pursuant to the credit agreement, are due July 23, 2012, and bear an interest rate based on the 30-day LIBOR at the end of each calendar month, plus 9%, with a 30-day LIBOR floor of 2.0%.  Interest is due monthly.   The terms of the credit agreement contain, among others, customary events of default, including nonpayment when due of principal or any interest or fees or other amounts owing within specified grace periods, and failure to comply with certain affirmative or negative covenants, including certain financial covenants.  The preliminary purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of their fair value on the date of acquisition.   A summary of the preliminary purchase price allocation, using the values agreed to at closing, is as follows:

	(000’s	)
Current assets and liabilities, net	$(383)
Property and equipment	1,889
Customer relationships	3,382
Goodwill	6,182

Purchase price	$11,070

The results of operations of ($368,000), which includes depreciation and amortization of $215,000, as well as closing costs, pre-opening expenses, and severance pay totaling an additional $170,000, have been included in the consolidated statements of operations since the date of the acquisition of July 23, 2010. At October 31, 2010 goodwill acquired was approximately $6,182,000, all of which is expected to be deductible for tax purposes.

NG Washington, LLC

On May 12, 2009, the Company, through NG Washington, LLC, its wholly-owned subsidiary, acquired certain assets and liabilities of Crazy Moose Casino, Inc., Crazy Moose II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC for a purchase price of $15,962,200, including $212,000 of costs directly associated with the acquisition that were expensed at the end of fiscal year 2009. The acquisition was financed with cash and a note to the sellers for $4 million. The acquisition was accounted for as a purchase business combination in accordance with ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of their fair value on the date of acquisition.  A summary of the remaining purchase price allocation, valued by an independent third party, is as follows:

	(000’s	)
Current assets and liabilities, net	$(11)
Property and equipment	2,400
Customer relationships	2,951
Trade names	1,862
Noncompete	1,018
Goodwill	7,530
Purchase price	$15,750

The results of operations of $2,657,000, which includes depreciation and amortization of $1,421,000, have been included in the consolidated statements of operations since the date of the acquisition of May 12, 2009. At October 31, 2009 goodwill acquired was $7,530,000, all of which is expected to be deductible for tax purposes.

Note 13.  Goodwill and Other Intangible Assets

In connection with our acquisition of the Colorado Grande casino on April 25, 2005, and the acquisitions of the Washington casinos on May 12, 2009 and July 23, 2010 (see Note 12), we have goodwill and identifiable intangible assets with an indefinite useful life of $24.1 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for the six months ended October 31, 2010, is as follows (in thousands):

	Total	Goodwill	Other Intangibles

Balance as of April 30, 2010	$16,074	$10,243	$5,831
Acquired during the six months ended October 31, 2010	9,564	6,182	3,382
Accumulated amortization	(1,230)	-	(1,230)
Balance as of October 31, 2010	$24,408	$16,425	$7,983

The $6.1 million increase in goodwill and $3.4 million increase in intangibles from April 30, 2010 to October 31, 2010 results from recording the estimated intangibles for the acquisition of six additional Washington mini-casinos during fiscal 2011.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of other intangible assets follows (in thousands):

	As of October 31, 2010
Amortizable	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$6,333	$(752)
Non-compete agreements	1,018	(478)
Subtotal	7,351	(1,230)
Non-amortizable
Trade names	1,862	-
Total	$9,213	$(1,230)

The estimated future annual amortization of intangible assets for each of the next five years is (in thousands):

2011	$1,244
2012	$1,088
2013	$904
2014	$904
2015	$904
2016 and thereafter	$1,077

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

We use earnings before interest, taxes, depreciation, amortization, and management fees (“EBITDA”) as the measure for future earnings in our impairment test.  Management estimates future EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of EBITDA rates based on industry standards ranging from 5.5 to 7.5 times EBITDA when we estimated fair values of our casinos as of October 31, 2010.

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

Note 14. State Gaming Laws

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

The Gaming Commission is empowered to issue five types of gaming and related licenses. To operate our Colorado casino we are required to maintain a retail gaming license, which must be renewed every two years, and the Colorado Commission has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities will be limited accordingly. The failure or inability of the Colorado Grande Casino in Cripple Creek (the "Colorado Grande Casino"), or the failure or inability of others associated with the Colorado Grande Casino to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

The Colorado Grande Casino must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. It also must not exceed specified gaming square footage limits as a total of each floor and the full building. Casinos may operate 24 hours daily. Colorado casinos are permitted to operate slot machines and various types of table games, such as blackjack, poker, craps and roulette.  Casino patrons must be 21 or older to gamble in the casino.  Effective July 2, 2009, the casino is permitted to operate 24 hours per day and the maximum bet limit was increased $5 to $100. No Colorado Casino may provide credit to its gaming patrons.

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

Note 15. Pro forma financials

The following pro-forma combined statement of operations of the Company and Silver Dollar Casinos are presented to give effect to the acquisition, as if it occurred May 1, 2010.  Although we believe that the unaudited financial information provided to the Company by the Sellers are reasonably accurate, any and all of the pro-forma statements in this report and any other public statements that are made may prove to be incorrect.  This may occur as a result of inaccurate information provided by the Sellers or a consequence of known or unknown risks and uncertainties.  Consequently, actual numbers may differ materially from those presented in the pro-forma statements.  In light of these and other uncertainties, you should not regard the inclusion of the pro-forma statements in this report or other public communications that the Company might make as a representation of audited financial information, and you should not place undue reliance on such pro-forma statements.

Nevada Gold & Casinos, Inc.
Pro-forma Statement of Operations for the Six Month Period Ended October 31, 2010

	Nevada Gold as reported in Form 10-Q	Operating Results of the acquired Silver Dollar Casinos for the three months ended July 31, 2010 (unaudited)	Pro-forma Adjustments		Pro-forma Statement of Operations
Revenues:
Casino	$17,767,983	$5,950,401	$		$23,718,384
Food and beverage	4,278,054	1,546,625			5,824,679
Other	768,022	282,465			1,050,487
Gross revenues	22,814,059	7,779,491		-	30,593,550
Less promotional allowances	(2,474,521)	(960,334)			(3,434,855)
Net revenues	20,339,538	6,819,157		-	27,158,695

Operating expenses:
Casino	9,022,758	4,042,868			13,065,626
Food and beverage	1,893,025	1,331,879			3,224,904
Marketing and administrative	5,227,453	125,267			5,352,720
Facility	1,484,979	698,926			2,183,905
Corporate expense	2,100,085	447,599			2,547,684
Legal expenses	461,019	5,000			466,019
Depreciation and amortization	848,458	143,207		109,893	1,101,558
Other	489,876	81,132			571,008
Total operating expenses	21,527,653	6,875,878		109,893	28,513,424
Operating income (loss)	(1,188,115)	(56,721)		(109,893)	(1,354,729)
Non-operating income (expenses):
Gain (loss) on sale equity investees and assets	384,414	-			384,414
Interest income	89,115	-		(1,637)	87,478
Interest expense	(623,858)	-		(126,819)	(750,677)
Amortization of loan issue costs	(22,500)	-			(22,500)
Income (loss) before income tax expense (benefit)	(1,360,944)	(56,721)		(238,349)	(1,656,014)
Income tax expense (benefit)
Current	(455,265)	-		(81,039)	(536,304)
Net income (loss)	$(905,679)	$(56,721)		$(157,310)	$(1,119,710)

Per share information:
Net income (loss) per common share - basic	$(0.07)	$(0.00)		$(0.01)	$(0.09)
Net income (loss) per common share - diluted	$(0.07)	$(0.00)		$(0.01)	$(0.09)

Basic weighted average number of shares outstanding	12,764,130	12,764,130		12,764,130	12,764,130
Diluted weighted average number of shares outstanding	12,764,130	12,764,130		12,764,130	12,764,130

Nevada Gold & Casinos, Inc.

Pro-forma adjustments to give effect to the acquisition as if it occurred as of May 1, 2010 (the first day of fiscal 2011)

	Debit	Credit
Reduce interest income for the use of cash to purchase casinos for 174 days at 0.18%
Interest income	2,046
Cash		2,046

To account for interest expense on $5,070,000 long-term debt at 11.0% for 174 days
Interest expense	126,819
Cash		126,819

To amortize Customer Relationship intangible asset over 7 years for 174 days
Amortization of intangible assets expense	109,893
Accumulated amortization of intangible assets		109,893

To account for interest on $1 million deposit made to acquire casinos for 174 days at 0.18%
Cash	409
Interest income		409

To account for Federal income tax at 34% of pro-forma pre-tax operating adjustments
Income tax receivable	81,038
Income tax expense-current		81,038

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

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Washington.  Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $13.8 million and $5.7 million for the three months ended October 31, 2010 and October 31, 2009, respectively.

When compared to the three months ended October 31, 2009, the three month period ended October 31, 2010 was impacted by the following items:

- Addition of three mini casinos in Washington state effective May 12, 2009;

- Addition of six additional mini casinos in Washington state effective July 23, 2010;

- Addition of table games at Colorado Grande Casino effective July 2, 2009;

- Loss of management fees from Oceans Casino Cruises, Inc., (“SunCruz”); and

- Reduced interest income and increased interest expense.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2010 AND OCTOBER 31, 2009

Net revenues. Net revenues increased 140.6% or $8.1 million, for the three month period ended October 31, 2010 compared to the period ended October 31, 2009. Casino revenues increased $7.2 million with the addition of the Washington casinos and increased drop and hold percentages at the three existing Washington mini-casinos.  Food and beverage revenues increased $1.7 million with the additional restaurants in the Washington casinos, and other revenues increased $0.3 million with the addition of Pull Tab revenue from the nine Washington casinos.  We have no management fees in the current year, compared to $250,000 due to the SunCruz bankruptcy. Our promotional allowances increased $0.9 million for the three month period ended October 31, 2010 compared to the period ended October 31, 2009 in proportion to the additions in revenue.

Total operating expenses. Total operating expenses increased 125.3% or $7.8 million, for the three month period ended October 31, 2010 compared to the period ended October 31, 2009. Of the increase, $4.3 million is the result of increased casino operating expenses, $2.0 million increased marketing and administrative expenses, $0.3 increased food and beverage operating expenses, and $0.9 million increased facility expense due to the addition of the new casinos in Washington State.  Corporate, legal, and depreciation and amortization expenses remained consistent for the three month period ended October 31, 2010 compared to the period ended October 31, 2009.  Other expenses increased $0.2 million due to the addition of pull tab costs at the six additional Washington casinos.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable and investments. Interest expense increased 75.6%, or $171,000, for the three month period ended October 31, 2010 compared to the three month period ended October 31, 2009. The increase is primarily due to increased debt balances related to our acquisitions in Washington State. Interest income remained consistent for the three month period ended October 31, 2010 compared to the three month period ended October 31, 2009. Amortization of loan issue cost was $11,250 and $27,770 for the three month periods ended October 31, 2010 and October 31, 2009, respectively.

Net income (loss). Net loss was ($396,606) and ($444,115) for the three month periods ended October 31, 2010 and October 31, 2009, respectively. The improvement of $48,000 is primarily related to the addition of the six new Washington casinos revenue and the increased hold percentage at the existing three Washington casinos, offset by a reduced tax benefit of $48,000 and increased operating expenses related to the new Washington casinos acquisition. The effective tax rate for the three month periods ended October 31, 2010 and October 31, 2009 was a benefit of (35%) and a benefit of (37.3%), respectively.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2010 AND OCTOBER 31, 2009

Net revenues. Net revenues increased 88.4%, or $9.5 million, for the six month period ended October 31, 2010 compared to the six month period ended October 31, 2009. Casino revenues increased $8.8 million, food and beverage revenues increased $1.9 million, while other revenues increased $365,000 and the Company had no management fees for the six months ended October, 2010 compared to $500,000 for the six month period ended October 31, 2009.  This was offset by an increase of $1.0 million of promotional allowances.

Total operating expenses. Total operating expenses increased 76.3% or $9.3 million, for the six month period ended October 31, 2010, compared to the six month period ended October 31, 2009. During the six months ended October 31, 2010, casino and food and beverage operating expenses increased $5.2 million and facility expense increased $1.0 million due to the addition of the new casinos in Washington State.  Marketing and administrative expenses increased $2.6 million, primarily related to marketing and advertising expenses during the ramp up period for the new Washington casinos.  Other expenses increased $0.2 million due to the addition of pull tab costs at the six additional Washington casinos.  Corporate expenses decreased $0.3 million which was offset by increased legal expenses of $0.4 million primarily due to $0.3 million acquisition related expenses, and depreciation and amortization expenses increased $0.2 million due to the addition of the Washington assets.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 64.8%, or $0.2 million, for the six month period ended October 31, 2010 compared to the six month period ended October 31, 2009. The increase is primarily due to a higher debt balance due to the acquisition of the new Washington casinos. Interest income decreased 15.2%, or $16,000, for the six month period ended October 31, 2010 compared to the six month period ended October 31, 2009 mainly due to the lack of interest income from the Project Fund that was used for the Washington casino acquisition. Amortization of loan issue costs was $22,500 and $60,000 for the six month periods ended October 31, 2010 and October 31, 2009, respectively.

Net loss. Net loss was $0.9 million and $1.1 million for the six month periods ended October 31, 2010 and October 31, 2009, respectively. The improvement of $0.2 million is primarily related to the increased casino, food and beverage net revenues of $9.5 million offset by $9.3 million increased operating expenses, a $0.3 million increase in net interest expense, the $0.4 million pre tax gain related to the Isle of Capri, offset by recording a $0.4 million tax benefit, compared to a tax benefit of $0.6 million in the prior year.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 31, 2010 and October 31, 2009:

	October 31,	October 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$(786,319)	$(380,388)
Investing activities	207,114	(10,599,534)
Financing activities	(26,225)	(36,559)

Operating activities. Net cash used in operating activities during the six month period ended October 31, 2010 increased to $786,000 compared to $380,000 cash used in the period ended October 31, 2009. The difference is primarily due to expenses incurred in connection with the Washington casino acquisition.

Investing activities. Net cash provided by investing activities during the six month period ended October 31, 2010 increased to $207,000 compared to net cash used of $10.6 million for the six month period ended October 31, 2009. The increase of funds provided is primarily due to the use of $11.1 million to acquire the three mini casinos in fiscal 2010.

Financing activities.  Net cash used for financing activities during the six month period ended October 31, 2010 was $26,000 compared to cash used of $36,000 for the six month period ended October 31, 2009.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;
- cash flow from acquisitions;
- new management contracts;
- working capital requirements;
- obtaining funds via long-term debt instruments;
- debt service requirements;  and
- disposition of non-gaming related assets.

At October 31, 2010, outstanding indebtedness was $15.2 million, of which $4.0 million is due May 12, 2012, $0.1 million is due by May 16, 2012, $5.1 million is due July 23, 2012, and $6.0 million is due June 30, 2013. We anticipate that cash flow from the Colorado Grande Casino and the recently acquired mini-casinos in Washington State will generate sufficient cash flow to pay for corporate overhead, net interest expense and anticipated capital improvements.

The 260 acres in Black Hawk, CO is available for sale. If the acreage is sold we will use the proceeds to pay operating expenses or debt or, reinvest the funds into acquisition opportunities.

On October 31, 2010, excluding restricted cash of $0.7 million, we had cash and cash equivalents of $2.6 million.

Our Consolidated Financial Statements have been prepared assuming we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting our non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, if we are unable to repay or refinance our long-term debts due in 2012 and 2013 and, if we are unable to acquire operations that generate positive cash flow, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt or selling core assets of the Company.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our disclosure controls and procedures were effective as of October 31, 2010. There have not been any changes in our control over financial reporting during the six months ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 13, 2010

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