Form 10-Q
period 2011-01-31
NEVADA GOLD & CASINOS INC
filed 2011-03-16
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended January 31, 2011

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

☐ Yes   ☒ No

The number of common shares outstanding was 12,764,130 as of March 11, 2011.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. The Company has based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of the Company, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 and other filings with the Securities and Exchange Commission.

Although the Company believes that the assumptions underlying these forward-looking statements are reasonable, any or all of the forward-looking statements in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report will be important in determining the Company’s future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this report or other public communications that the Company might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any further disclosures made on related subjects in the Company’s subsequent reports filed with the Securities and Exchange Commission should be consulted.

Part I. Financial Information

Item 1. Consolidated Financial Statements
Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	January 31,	April 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,222,240	$3,155,736
Restricted cash	1,254,917	5,266,938
Accounts receivable	871,810	66,822
Prepaid expenses	946,280	475,262
Income tax receivable	176,750	1,750,374
Other current assets	282,348	155,796
Total current assets	7,754,345	10,870,928

Investments in development projects	208,543	1,418,789
Investment in land held for sale	3,373,966	3,437,932
Note receivable - development projects, net of current portion and allowances	1,700,000	1,700,000
Goodwill	16,477,184	10,243,362
Identifiable intangible assets, net of accumulated amortization of $1,541,511 and $729,000 at January 31, 2011 and April 30, 2010	7,672,340	5,101,800
Property and equipment, net of accumulated depreciation of $3,464,418 and $2,978,679 at January 31, 2011 and April 30, 2010, respectively	5,111,234	3,473,051
Deferred tax asset	2,393,453	1,848,419
BVO receivable	4,000,000	4,000,000
Other assets, net of allowances	541,736	376,938
Total assets	$49,232,801	$42,471,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,153,097	$1,060,017
Accrued interest payable	121,123	70,000
Other accrued liabilities	1,774,206	687,819
Long-term debt, current portion	67,530	—
Total current liabilities	4,115,956	1,817,836

Long-term debt, net of current portion	15,082,152	10,000,000
Other liabilities	19,671	30,944
Total liabilities	19,217,779	11,848,780

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,935,330 shares issued and 12,764,130 shares outstanding at January 31, 2011 and April 30, 2010, respectively	1,672,240	1,672,240
Additional paid-in capital	20,020,697	19,859,966
Retained earnings	18,696,824	19,464,972
Treasury stock, 1,171,200 shares at January 31, 2011 and April 30, 2010, respectively, at cost	(10,369,200)	(10,369,200)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	30,015,022	30,622,439
Total liabilities and stockholders' equity	$49,232,801	$42,471,219

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010
Revenues:
Casino	$11,507,643	$4,469,523	$29,275,626	$13,443,121
Food and beverage	2,795,998	1,074,962	7,074,052	3,423,638
Other	531,786	223,777	1,299,808	626,648
Management and consulting fees	-	120,968	-	620,968
Gross revenues	14,835,427	5,889,230	37,649,486	18,114,375
Less promotional allowances	(1,573,524)	(683,406)	(4,048,045)	(2,110,972)
Net revenues	13,261,903	5,205,824	33,601,441	16,003,403

Expenses:
Casino	5,799,412	2,224,130	14,818,844	6,176,833
Food and beverage	1,140,626	613,408	3,037,018	2,337,762
Marketing and administrative	3,694,711	1,413,210	8,922,162	4,089,432
Facility	940,904	292,427	2,425,883	784,458
Corporate expense	779,429	865,978	2,895,495	3,243,043
Legal expense	-	202	445,038	103,205
Depreciation and amortization	470,593	333,527	1,319,051	996,680
Excise taxes	307,757	79,932	691,836	232,650
Other	85,380	32,109	191,138	102,850
Total operating expenses	13,218,812	5,854,923	34,746,465	18,066,913
Operating income (loss)	43,091	(649,099)	(1,145,024)	(2,063,510)
Non-operating income (expenses):
Gain on sale/settlement of assets	-	-	384,414	-
Interest income	42,865	44,944	131,980	150,012
Interest expense	(387,143)	(246,940)	(1,011,001)	(625,411)
Amortization of loan issue costs	(11,250)	(25,552)	(33,750)	(85,531)
Loss before income tax benefit	(312,437)	(876,647)	(1,673,381)	(2,624,440)

Income tax benefit	449,968	330,925	905,233	933,895

Net income (loss)	$137,531	$(545,722)	$(768,148)	$(1,690,545)

Per share information:
Net income (loss) per common share - basic	$0.01	$(0.04)	$(0.06)	$(0.13)
Net income (loss) per common share - diluted	$0.01	$(0.04)	$(0.06)	$(0.13)

Basic weighted average number of common shares outstanding	12,764,130	12,866,847	12,764,130	12,915,036
Diluted weighted average number of common shares outstanding	12,789,130	12,866,847	12,764,130	12,915,036

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	January 31,	January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(768,148)	$(1,690,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,319,051	996,680
Stock-based compensation	160,731	546,014
Amortization of deferred loan issuance costs	33,750	85,531
Gain on sale/settlement of assets	(384,414)	-
Deferred income tax benefit	(545,034)	(61,321)
Changes in operating assets and liabilities:
Receivables and other assets	42,518	401,590
Accounts payable and accrued liabilities	1,725,599	611,384
Net cash provided by operating activities	1,584,053	889,333
Cash flows from investing activities:
Capitalized development costs	(63,485)	(61,335)
Collections on notes receivable	-	1,100,000
Purchase of property and equipment	(4,865,444)	(11,672,315)
Proceeds from the sale of assets	448,379	-
Net (additions) and deductions of restricted cash	4,012,021	(164,822)
Net cash used in investing activities	(468,529)	(10,798,472)
Cash flows from financing activities:
Payments on capital lease	(11,273)	(9,994)
Proceeds from (repayment on) short term loans	(37,747)	150,000
Deferred loan issuance costs	-	(180,000)
Purchase of treasury stock at cost	-	(152,250)
Net cash used in financing activities	(49,020)	(192,244)

Net increase (decrease) in cash and cash equivalents	1,066,504	(10,101,383)
Cash and cash equivalents at beginning of period	3,155,736	13,834,544
Cash and cash equivalents at end of period	$4,222,240	$3,733,161
Supplemental cash flow information:
Cash paid for interest	$1,008,522	$593,699

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$5,187,429	$4,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at January 31, 2011 and April 30, 2010, Consolidated Statements of Operations for the three and nine months  ended January 31, 2011 and January 31, 2010, and Consolidated Statements of Cash Flows for the nine months ended January 31, 2011 and January 31, 2010. Although the Company believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2010 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2011 are not necessarily indicative of the results expected for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, the Company evaluate our estimates, including those related to bad debts, investments, intangible assets and goodwill, property, plant and equipment, income taxes, insurance, employment benefits and contingent liabilities. The Company bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. The Company records the redemption of coupons and points for cash as a reduction of revenue. These amounts are included in promotional allowances in the accompanying consolidated statements of operations. The estimated cost of providing such complimentary services included in casino expense in the accompanying consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Food and beverage	$1,062,526	$333,320	$2,632,891	$705,859
Other	7,200	5,211	19,045	11,621
Total cost of complimentary services	$1,069,726	$338,531	$2,651,936	$717,480

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

Level 3 - Unobservable inputs for which there is little or no market data and for which the Company makes its own assumptions about how market participants would price the assets and liabilities.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At January 31, 2011, the Company had notes receivable outstanding. The notes were issued in connection with a potential gaming project. Management performs periodic evaluations of the collectability of this note. The Company’s cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.  The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

New Accounting Pronouncements and Legislation Issued

As of January 31, 2011, there are several new accounting standards and interpretations effective. Below is a discussion of significant standards that may impact us.

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

Note 3. Restricted Cash

As of January 31, 2011, the Company maintained approximately $1.3 million in restricted cash, which includes $1.2 million of Player Supported Jackpot funds which are progressive games that customers fund.  When a jackpot is hit it is paid from these funds.  The Company also maintains approximately $0.1 million of insurance and tax reserve funds in accordance with a lending agreement.  During the three months ended July 31, 2010, the Company used the $5,000,000 Project Fund for the acquisition of six mini-casinos in Washington State.

  Note 4. Notes Receivable and BVO Receivable

Notes Receivable

Southern Tier Acquisition II, LLC and Oneida Entertainment, LLC

On June 14, 2007, the Company sold our membership interest of American Racing to two of our former partners, Southern Tier Acquisition II, LLC (“Southern Tier”) and Oneida Entertainment, LLC (“Oneida”). At April 30, 2009, the Company had notes receivable of $550,000 from both Southern Tier and Oneida. The notes receivable and accrued interest were paid in full on June 15, 2009.

Notes Receivable - Development Projects

From time to time, the Company makes advances to third parties related to the development of gaming/entertainment projects in exchange for promissory notes. On a quarterly basis, the Company reviews each of our note receivable for collectibility. In our analysis, the Company reviews the economic feasibility and the current financial, legislative and development status of the project.  If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value.

Big City Capital, LLC

During fiscal 2008, the Company determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million note receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. Therefore the Company wrote down the balance to $1.7 million by establishing a $1.5 million allowance, and we wrote off the accrued interest. At January 31, 2011, the Company had notes receivable of $1.7 million related to the development of gaming/entertainment projects, net of a $1.5 million allowance, which is represented by notes receivable from Big City Capital.

The repayment of these notes will be largely dependent upon the ability to obtain financing for the proposed development project and/or the performance of the development project.

BVO Receivable

As of May 2007, the Company owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development” or “BVD”) which plans to develop a casino hotel facility for a Native American tribe in Amador County, California.  Effective November 25, 2008, the Company sold its 40% interest in BVD to B. V. Oro, LLC (BVO), which is owned by our former partner and related parties, for $16 million cash and a $4 million receivable from BVD which is due upon the developer receiving repayment of the loan advanced to the tribe or the earlier of (i) June 29, 2011, (ii) receipt of permanent financing for the project, or (iii) termination of the development agreement. Should the proceeds of this loan repayment be insufficient to pay off our receivable, the remainder is due no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties.  In addition we are entitled to a 5% carried interest in the Class B membership interest. As of January 31, 2011, the opening date continues to be uncertain. Recent conversations indicate the project is progressing, however, should the casino not be developed, the collectability of this receivable cannot be assured.

Note 5. Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 30,
	2011	2010

$6.0 million promissory note, 10% through June 30, 2010, 11% interest until maturity at June 30, 2013	$6,000,000	$6,000,000
$5.1 million note payable, LIBOR plus 9% interest, maturing
Monday, July 23, 2012	5,070,000	-
$4.0 million promissory note, 7% interest, maturing May 12, 2012	4,000,000	4,000,000
Note, 8% interest, maturing May 16, 2012	29,029	-
Note, 8% imputed interest, maturing November 18, 2011	50,653	-
Total	15,149,682	10,000,000
Less: current maturities	(67,530)	-
Total long-term financing obligations	$15,082,152	$10,000,000

Note 6. Stock-Based Compensation

Information about our share-based plans

The Company has three employee stock plans, the 1999 Stock Option Plan (the “1999 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”) and the 2010 Employee Stock Purchase Plan, as amended (the “2010 Plan”).

The 1999 Plan

The Company’s 1999 Plan provided for the granting of awards to our directors, officers, employees and independent contractors.  The 1999 Plan expired in January 2009 and was replaced with a new plan described below.  The number of shares of common stock reserved for issuance under the Stock Option Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions.   No further grants can be issued under the 1999 Plan, however, there are unexercised awards outstanding.

The 2009 Plan

On April 14, 2009, the shareholders of the Company approved the Company’s 2009 Plan.  The number of shares reserved for issuance under the 2009 Plan is 1,750,000 shares.  The 2009 Plan is similar to the 1999 Stock Option Plan in most respects and continues to provide for awards which may be made subject to time based or performance based vesting.  Under the 2009 Plan the Committee is authorized to grant the following types of awards:

•	Stock Options including Incentive Stock Options (“ISO”)
•	Options not intended to qualify as ISO’s
•	Stock Appreciation Rights
•	Restricted Stock Grants.

To date, the Company has only awarded stock options and restricted stock. Our policy has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to fiscal year 2006 generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 5 or 10 year terms and are exercisable in three equal annual installments, with some options grants providing for immediate vesting for a portion of the grant.

A summary of activity under the Company’s share-based payment plans for the nine months ended January 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at April 30, 2010	1,456,000	$1.77
Granted	340,000	0.98
Exercised	-	-
Forfeited or expired	20,000	1.25

Outstanding at January 31, 2011	1,776,000	$1.62	5.1	$-

Exercisable at January 31, 2011	1,493,000	$1.71	4.6	$-

As of January 31, 2011, there was a total of unamortized compensation of $172,273 related to stock options, which cost is expected to be recognized over seventeen months.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average:

	Nine Months Ended
	January 31, 2011	January 31, 2010

Expected volatility	195.9%	143.3%
Expected term	10.0	8.0
Expected dividend yield	-	-
Risk-free interest rate	3.08%	1.43%
Forfeiture rate	-	-

Expected volatility is based on historical volatility of the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.   The weighted average grant date fair value of options granted during the nine months ended January 31, 2011, was $0.98.

The 2010 Plan

On October 11, 2010, the shareholders of the Company approved the Company’s 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of the Company's Common Stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the common stock on each purchase date.  The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, the Board of Directors amended the 2010 Plan effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation.  The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began January 2011, and shares will be purchased at the end of each calendar quarter.  Therefore, as of January 31, 2011, no shares were issued under the 2010 Plan.

Note 7. Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010
Numerator:
Basic and Diluted:
Net income (loss) available to common stockholders	$137,531	$(545,722)	$(768,148)	$(1,690,545)

Denominator:
Basic weighted average number of common shares outstanding	12,764,130	12,866,847	12,764,130	12,915,036
Dilutive effect of common stock options and warrants	25,000	—	—	—

Diluted weighted average number of common shares outstanding	12,789,130	12,866,847	12,764,130	12,915,036

Income (loss) per share:

Net income (loss) per common share - basic	$0.01	$(0.04)	$(0.06)	$(0.13)
Net income (loss) per common share - diluted	$0.01	$(0.04)	$(0.06)	$(0.13)

For the nine months ended January 31, 2011 and January 31, 2010, potential dilutive common shares issuable under options of 1,468,000 and 1,456,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 8. Segment Reporting

The Company has two business segments (i) gaming and (ii) non-core. The gaming segment for the three and nine month periods ended January 31, 2011 and January 31, 2010, consists of Colorado Grande Casino and the Washington mini casinos.  The “non-core” column is the land in Colorado and its taxes and maintenance expenses.

Summarized financial information for our reportable segments is shown in the following table.

	As of and for the Three Months Ended January 31, 2011
	Gaming	Non-Core	Totals

Net revenue	$13,261,903	$—	$13,261,903
Segment loss pre tax	(308,056)	(4,381)	(312,437)
Segment assets	37,809,475	3,375,966	41,185,441
Depreciation and amortization	470,178	415	470,593
Addition to property and equipment	66,994	—	66,994
Interest expense, net (includes amortization)	355,528	—	355,528
Income tax benefit	449,968	—	449,968

	As of and for the Three Months Ended January 31, 2010
	Gaming	Non-Core	Totals

Net revenue	$5,205,824	$—	$5,205,824
Segment loss pre tax	(876,647)	—	(876,647)
Segment assets	30,184,518	3,689,728	33,874,246
Depreciation and amortization	332,474	1,053	333,527
Addition to property and equipment	38,185	—	38,185
Interest expense, net (includes amortization)	227,548	—	227,548
Income tax benefit	330,925	—	330,925

	As of and for the Nine Months Ended January 31, 2011
	Gaming	Non-Core	Totals

Net revenue	$33,601,441	$—	$33,601,441
Segment loss pre tax	(1,654,306)	(19,075)	(1,673,381)
Segment assets	37,809,475	3,375,966	41,185,441
Depreciation and amortization	1,317,148	1,903	1,319,051
Additions to property and equipment	10,052,873	—	10,052,873
Interest expense, net (includes amortization)	912,771	—	912,771
Income tax benefit	905,233	—	905,233

	As of and for the Nine Months Ended January 31, 2010
	Gaming	Non-Core	Totals

Net revenue	$16,003,403	$—	$16,003,403
Segment loss pre tax	(2,619,097)	(5,343)	(2,624,440)
Segment assets	30,184,518	3,689,728	33,874,246
Depreciation and amortization	993,520	3,160	996,680
Additions to property and equipment	15,672,315	—	15,672,315
Interest expense, net (includes amortization)	560,930	—	560,930
Income tax benefit	931,994	1,901	933,895

Reconciliation of reportable segment assets to our consolidated totals is as follows:

	January 31,
	2011

Total assets for reportable segments	$41,185,441
Cash and restricted cash not allocated to segments	5,477,157
Income tax receivable	176,750
Deferred tax asset	2,393,453
Total assets	$49,232,801

Note 9. Other Assets

Other assets consist of the following at January 31, 2010 and April 30, 2010, respectively:
	January 31, 2011	April 30, 2010
Accrued interest receivable	$362,986	$234,438
Other assets	70,000	-
Deferred loan issue cost, net	108,750	142,500
Other assets	$541,736	$376,938

Note 10. Commitments and Contingencies

We use facilities subject to operating leases as summarized below:

Corporate headquarters (Houston, Texas).  Expires in March 2013; annual rentals are $103,920.

Administrative offices (Renton, Washington). Expires in December 2014; annual rentals are $53,000.

Colorado Grande Casino (Cripple Creek, Colorado).  Expires January 31, 2033; annual rentals through January 2021 are the greater of $144,000 or 5% of the casino’s adjusted gross gaming revenues, as defined, up to a maximum annual rental of $400,000.  As of February 2021, the monthly rent increases to a flat rate of $400,000 per year.

CARD ROOM/”MINI CASINO’S” (located in Washington state):

•	Silver Dollar Casino in SeaTac. Expires in May 2022 with an option to renew for an additional 10 years; annual rentals are $238,000.
•	Silver Dollar Casino in Renton. Expires in March 2019 with an option to renew for two additional terms of up to 10 years; annual rentals are $480,000.
•	Silver Dollar Casino in Bothell. Expires in April 2012 with an option to renew for two additional terms of up to 10 years; annual rentals are $286,000.
•	Club Hollywood Casino in Shoreline (two leases). Expires in March 2017 with options to renew for up to four additional five-year terms; annual rentals are $671,350.
•	Golden Nugget Casino in Tukwila. Expires in November 2014 with an option to renew for an additional 10-year term; annual rentals are $166,000.
•	Royal Casino in Everett. Expires in January 2016 with an option to renew for up to four additional five-year terms; annual rentals are $360,600.
•	Crazy Moose II Mountlake Terrace. Expires in May 2013 with an option to renew for additional terms of three years and the following five years; annual rentals are $192,000.
•	Crazy Moose I Pasco (parking lot lease). Expires in December 2013; annual rentals are $6,600.

We own the buildings in which the Crazy Moose I in Pasco and Coyote Bob’s in Kennewick, Washington, are operated; also we use office space in Las Vegas, Nevada rented on a month-to-month basis at a rate of $825 per month.

Future annual minimum rentals of the operating leases as of January 31, 2011 are as follows:

Fiscal Years	Corporate Office Lease Payment	Washington Casino Lease Payment	Colorado Grande Building Lease Payment	Total Lease Payment
2011	$25,980	$613,388	$36,000	$675,368
2012	103,920	2,453,550	144,000	2,701,470
2013	95,260	2,191,353	144,000	2,430,613
2014	—	1,989,350	144,000	2,133,350
2015	—	1,882,117	144,000	2,026,117
Thereafter	—	5,123,038	6,030,667	11,153,705
	$225,160	$14,252,796	$6,642,667	$21,120,623

The Company continues to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by the Company of third-party debt.

The Company indemnified our officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, we have a Directors and Officers Liability Insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid, provided that such insurance policy provides coverage.

Note 11. Legal Proceedings

The Company is not involved in any material legal proceedings.

Note 12. Acquisition

NG Washington II, LLC

On July 23, 2010, the Company, through NG Washington II, LLC, acquired six additional casinos, and the leasehold to the related administrative office, in the state of Washington. The casinos are the Silver Dollar Casino in SeaTac, the Silver Dollar Casino in Renton, the Silver Dollar Casino in Bothell, the Club Hollywood Casino, located in Shoreline, the Royal Casino, located in Everett, and the Golden Nugget Casino, located in Tukwila (collectively, “Silver Dollar Casinos”). All of the Silver Dollar Casinos are located in western Washington State.  The Company acquired the Silver Dollar Casinos through bankruptcy proceedings.  The Silver Dollar Casinos were acquired for $11.07 million, $6.0 million which was paid in cash to the Receiver and $5.07 million financed pursuant to a credit agreement between NG Washington II Holdings, LLC, and Fortress Credit Corp., as an agent for the lenders.  Two promissory notes, issued pursuant to the credit agreement, are due July 23, 2012, and bear an interest rate based on the 30-day LIBOR at the end of each calendar month, plus 9%, with a 30-day LIBOR floor of 2.0%.  Interest is due monthly.   The terms of the credit agreement contain, among others, customary events of default, including nonpayment when due of principal or any interest or fees or other amounts owing within specified grace periods, and failure to comply with certain affirmative or negative covenants, including certain financial covenants. The Company has the option to extend the promissory notes an additional year if specific covenants are met as of July 23, 2012. The current liabilities assumed were primarily gaming based payables, such as Player’s Club points. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. We were able to purchase these casinos, combine overhead operations with the first three, reduce expenses, and operate all nine with more efficiency.  For example, we reduced the previous owner’s administration office headcount from 26 to 11, eliminating several management positions, and integrated the 11 with the administrative staff of 5 who were operating the original three operating units.   We acquired these casinos, along with the three described below, in furtherance of our strategy of being an owner and operator of gaming facilities.  The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of their fair value on the date of acquisition.  A summary of the preliminary purchase price allocated, using the values agreed to at closing, is as follows:

	(000’s)
Current assets and liabilities, net	$	$ (435)
Property and equipment		1,889
Customer relationships		3,382
Goodwill		6,234

Purchase price		$11,070

The results of operations of ($211,000), which includes depreciation and amortization of $386,000, as well as closing costs, pre-opening expenses, and severance pay totaling an additional $195,000, have been included in the consolidated statements of operations since the date of the acquisition of July 23, 2010. At January 31, 2011 goodwill acquired was approximately $6,234,000, all of which is expected to be deductible for tax purposes.

NG Washington, LLC

On May 12, 2009, the Company, through NG Washington, LLC, its wholly-owned subsidiary, acquired certain assets and liabilities of Crazy Moose Casino, Inc., Crazy Moose II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC for a purchase price of $15,962,200, including $212,000 of costs directly associated with the acquisition that were expensed at the end of fiscal year 2010. The acquisition was financed with cash and a note to the sellers for $4 million. The acquisition was accounted for as a purchase business combination in accordance with ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of fair value on the date of acquisition.  A final summary of the remaining purchase price allocation, valued by an independent third party, is as follows:

	(000’s)
Current assets and liabilities, net	$	$ (11)
Property and equipment		2,400
Customer relationships		2,951
Trade names		1,862
Noncompete		1,018
Goodwill		7,530
Purchase price	$	$ 15,750

The results of operations for the nine months ended January 31, 2011, of $1,480,000, which includes deprecation and amortization of $730,000, have been included in the consolidated statement of operations.  The results of operations of $3,132,000, which includes depreciation and amortization of $1,665,000, have been included in the consolidated statements of operations since the date of the acquisition of May 12, 2009. At January 31, 2011, goodwill acquired was $7,530,000, all of which is expected to be deductible for tax purposes.

Note 13.  Goodwill and Other Intangible Assets

In connection with our acquisition of the Colorado Grande casino on April 25, 2005, and the acquisitions of the Washington casinos on May 12, 2009 and July 23, 2010 (see Note 12), we have goodwill with an indefinite useful life and identifiable intangible assets of $24.1 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for the nine months ended January 31, 2011, is as follows (in thousands):

	Total	Goodwill	Other Intangibles

Balance as of April 30, 2010	$16,074	$10,243	$5,831
Acquired during the nine months ended January 31, 2011	9,616	6,234	3,382
Accumulated amortization	(1,541)	-	(1,541)
Balance as of January 31, 2011	$24,149	$16,477	$7,672

The $6.2 million increase in goodwill and $3.4 million increase in intangibles from April 30, 2010 to January 31, 2011 results from recording the estimated intangibles for the acquisition of six additional Washington mini-casinos during fiscal 2011.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of other intangible assets follows (in thousands):

	As of January 31, 2011
Amortizable	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$6,333	$(979)
Non-compete agreements	1,018	(562)
Subtotal	7,351	(1,541)
Non-amortizable
Trade names	1,862	-
Total	$9,213	$(1,541)

The estimated future annual amortization of intangible assets for each of the next five years is (in thousands):

2011	$933
2012	$1,088
2013	$904
2014	$904
2015	$904
2016 and beyond	$1,077

The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively, and are being amortized over such periods.  The weighted average useful life of amortizable intangible assets in total is 5.0 years.

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value.

The Company reviews goodwill at the reporting level unit, which is one level below an operating segment. The Company reviews the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation uses level 3 inputs and includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming segment.

The Company uses earnings before interest, taxes, depreciation, amortization, and management fees (“EBITDA”) as the measure for future earnings in our impairment test.  Management estimates future EBITDA based primarily on its projections of future revenues. The Company utilized comparable industry average multiples of EBITDA rates based on industry standards when the Company estimated fair values of our casinos as of January 31, 2011.

Long-lived assets, including property, plant and equipment and amortizable intangible assets, also comprise a significant portion of our total assets. The Company evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, the Company reduces the carrying values to fair value. For long-lived assets held for sale, the Company compares the carrying values to an estimate of fair value less selling costs to determine potential impairment. The Company test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Note 14. State Gaming Laws

Washington

The gaming legislation in Washington State is codified in chapter 9.46 of the Revised Code of Washington which stipulates the Washington State Gambling Commission (the “Commission”) to be the regulator of gambling activities in this state.  The Commission enforces its authority through an extensive set of rules and regulations promulgated in Title 230 of the Washington Administrative Code.  The state of Washington allows certain gambling activities, such as amusement games, bingo, raffles, punch boards, pull-tabs, card-rooms, and public card games.  In order to be considered legal, these activities must be operated by either non-profit organizations or by commercial food and drink establishments.  Some activities may be operated solely by non-profit organizations, such as raffles.  Some traditional casino games, such as craps, roulette and keno, are prohibited.  House-banked card-rooms have been authorized in Washington State since 1997 and, under current law, each establishment is allowed to have up to 15 tables offering games, such as Blackjack, Ultimate Texas Hold’em, Three Card Poker, Four Card Poker, Spanish Poker, Texas Shootout, Spanish 21, Pai Gow Poker, and others.  The law allows both player-sponsored and house-banked card-rooms.  As of January 1, 2009, the Commission increased the maximum bet for house-banked card-rooms’ table game wager limit to $300 and allowed card-rooms to offer Mini-Baccarat. In addition, these establishments are allowed to be open 24 hours per day, provided they close for at least four continuous hours two times per week.

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

RCW 9.46.110 allows local governments (including cities, counties and towns) to prohibit any or all gambling activities for which licenses are required as well as tax such activities.  The maximum tax limitations imposed by law include 20% of gross receipt for public card-room games and either 5% of gross receipts or 10% of net receipt (as chosen by a local authority) for pull-tabs activities.  The current gaming tax rate for public card-room games in the cities of Pasco, Mountlake Terrace, Kennewick, SeaTac, Renton, Tukwila and Shoreline, as well as in Snohomish County, is 10% of table games gross receipts.  The current gaming tax rate for pull-tabs in the cities of Pasco and Kennewick is 10% of pull-tabs net receipts, while in the cities of Mountlake Terrace, SeaTac, Renton, Tukwila and Shoreline, as well as in Snohomish County, the tax rate is 5% of pull-tabs gross receipts.  In addition, Washington State charges a business and occupational tax in the amount of 1.63% of all gaming activities’ net receipts in order to promote responsible gaming.  On February 22, 2011, the Tukwila City Council adopted an ordinance that prohibits social card rooms as commercial businesses starting from January 1, 2016.  Management does not believe that the ban will have a material adverse affect on the company for the following reasons:  (1) the ordinance passed by a 4 to 3 margin and is able to be repealed by a subsequently elected council; (2) the ordinance can also be repealed by a petition process initiated by registered voters; (3) the lease of the premises where the Company’s Tukwila gaming operation is located expires a year before the ban takes effect; (4) the operation can be relocated to a neighboring municipality without substantial disruption; and (5) the ordinance was enacted primarily because the Tukwila council felt it did not have the zoning power to limit gaming facilities to a particular area of the city.  State legislation clarifying the city’s zoning powers could be enacted which may result in the repeal of the ordinance.

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

To operate our Colorado casino the Company is required to maintain a retail gaming license, which must be renewed every two years, and the Colorado Commission has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities will be limited accordingly. The failure or inability of the Colorado Grande Casino in Cripple Creek (the "Colorado Grande Casino"), or the failure or inability of others associated with the Colorado Grande Casino to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

The Colorado Grande Casino must meet specified architectural requirements, fire safety standards and standards for access for disabled persons. It also must not exceed specified gaming square footage limits as a total of each floor and the full building. Casinos may operate 24 hours daily. Colorado casinos are permitted to operate slot machines and various types of table games, such as blackjack, poker, craps and roulette. Casino patrons must be 21 or older to gamble in the casino. Effective July 2, 2010, the casino is permitted to operate 24 hours per day and the maximum bet limit was increased from $5 to $100. No Colorado Casino may provide credit to its gaming patrons.

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

Colorado law requires that every officer and director, as well as any stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation, or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Gaming Commission. The Gaming Commission may require any person having an interest in a license or a licensee to undergo a full background investigation and to pay the cost of investigation in the same manner as an applicant. Persons found unsuitable by the Gaming Commission may be required to immediately terminate any interest in, association or agreement with, or relationship to, a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee’s license or applicant’s license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

The Company may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act and the regulations promulgated thereunder. The issuance of any voting securities in violation will be void and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the Colorado Limited Gaming Act and the regulations promulgated thereunder. Any transfer in violation of these provisions will be void. If the Colorado Limited Gaming Control Commission at any time determines that a holder of our voting securities is unsuitable to hold the securities, then The Company may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person’s investment, or (b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty (60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the Commission to be suitable to own them, (a) the Company is not permitted to pay any dividends or interest with regard to the voting securities, (b) the holder of such voting securities will not be entitled to vote and the voting securities will not for any purposes be included in the voting securities entitled to vote, and (c) the Company may not pay any remuneration in any form to the holder of the voting securities, except in exchange for the voting securities.

Note 15. Income Tax

The abnormal effective rate for the three and nine month period ended January 31, 2011 resulted from the receipt during the quarter ended January 31, 2011, of a federal tax refund of $186,780 in excess of the estimated amount, recognition of a $176,750 receivable for an estimated state refund and the recognition of a valuation allowance on deferred tax assets of $32,300.  The effect on earnings per share from this tax benefit was $.03 for the three and nine months ended January 31, 2011.  The federal refund related to the carryback of the Company’s fiscal 2010 loss to the Company’s 2008 federal income tax return which was impacted by the federal 1% surtax paid on taxable income in excess of $10 million during the carryback period.  The state refund is due to the impact on state tax returns of adjustments made to the Company’s federal tax returns for tax years 2007 and 2008 during a recent examination by the Internal Revenue Service.  The valuation allowance was established to reflect management’s assessment that it is more likely than not that certain tax assets will not be realized.

Note 16. Gain on Sale/Settlement of Assets

We sold all our interests in Isle of Capri Casino-Black Hawk (“ICBH”) in January 2008.  In July 2010, ICBH restated their financial statements for FY 2007 and 2008 and concluded that additional cash distributions were owed to us.  As a result, we received an additional cash distribution of $384,414 in the period ended July 31, 2010. As the assets were previously disposed, we treated the distribution in a manner similar to additional consideration received for the sale and classified the entire amount as Gain on Sale of Assets.

Note 17. Pro forma financials

The audited financial statements of Gaming Consultants, Inc. and Affiliates (“GCI”) included in the Form 8K as Exhibit 99.2 include the financial position and results of operations of three casinos not acquired by Nevada Gold and Casinos, Inc. (“Nevada Gold”). The unaudited pro forma balance sheet as of the fiscal year ended April 30, 2010 gives effect to the acquisition as if it had occurred on April 30, 2010 and is derived by combining the individual unaudited balance sheets of the casinos we acquired with the audited balance sheet of Nevada Gold as of April 30, 2010. The unaudited pro forma statement of operations for the fiscal year ended April 30, 2010 gives effect to the acquisition as if it occurred on May 1, 2009 and is derived by combining the individual unaudited monthly statements of operations of the six casinos we acquired for the period of May 1, 2009 through December 31, 2009 with the individual unaudited statements of operations of the six casinos we acquired for the period of January 1, 2010 through April 30, 2010, along with the audited statement of operations of Nevada Gold for the year ended April 30, 2010.

The following pro-forma combined statement of operations of the Company and Silver Dollar Casinos are presented to give effect to the acquisition, as if it occurred May 1, 2010. Although we believe that the unaudited financial information provided to the Company by the sellers is reasonably accurate, any and all of the pro-forma statements in this report and any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate information provided by the sellers or a consequence of known or unknown risks and uncertainties. Consequently, actual numbers may differ materially from those presented in the pro-forma statements. In light of these and other uncertainties, regard the inclusion of the pro-forma statements in this report or other public communications that the Company might make as should not be regarded, a representation of audited financial information, nor should undue reliance be placed on such pro-forma statements.

Nevada Gold & Casinos, Inc.
Pro-forma Statement of Operations for the Nine Month Period Ended January 31, 2011

	Nevada Gold as reported in Form 10-Q	Operating Results of the acquired Silver Dollar Casinos for the three months ended July 31, 2010 (unaudited)	Pro-forma Adjustments		Pro-forma Statement of Operations
Revenues:
Casino	$29,275,626	$5,950,401	$		$35,226,027
Food and beverage	7,074,052	1,546,625			8,620,677
Other	1,299,808	282,465			1,582,273
Gross revenues	37,649,486	7,779,491		-	45,428,977
Less promotional allowances	(4,048,045)	(960,334)			(5,008,379)
Net revenues	33,601,441	6,819,157		-	40,420,598

Operating expenses:
Casino	14,818,844	4,042,868			18,861,712
Food and beverage	3,037,018	1,331,879			4,368,897
Marketing and administrative	8,922,162	125,267			9,047,429
Facility	2,425,883	698,926			3,124,809
Corporate expense	2,895,495	447,599			3,343,094
Legal expenses	445,038	5,000			450,038
Depreciation and amortization	1,319,051	143,207		109,893	1,572,151
Excise taxes	691,836				691,836
Other	191,138	81,132			272,270
Total operating expenses	34,746,465	6,875,878		109,893	41,732,236
Operating loss	(1,145,024)	(56,721)		(109,893)	(1,311,638)
Non-operating income (expenses):
Gain on sale equity investees and assets	384,414	-			384,414
Interest income	131,980	-		(1,637)	130,342
Interest expense	(1,011,001)	-		(126,819)	(1,137,820)
Amortization of loan issue costs	(33,750)	-			(33,750)
Loss before income tax benefit	(1,673,381)	(56,721)		(238,349)	(1,968,451)
Income tax benefit
Current	(905,233)	-		(81,039)	(986,272)
Net loss	$(768,148)	$(56,721)		$(157,310)	$(982,179)

Per share information:
Net loss per common share - basic	$(0.06)	$(0.00)		$(0.01)	$(0.08)
Net loss per common share - diluted	$(0.06)	$(0.00)		$(0.01)	$(0.08)

Basic weighted average number of shares outstanding	12,764,130	12,764,130		12,764,130	12,764,130
Diluted weighted average number of shares outstanding	12,764,130	12,764,130		12,764,130	12,764,130

Nevada Gold & Casinos, Inc.

Pro-forma adjustments to give effect to the acquisition as if it occurred as of May 1, 2010 (the first day of fiscal 2011)

	Debit	Credit
Reduce interest income for the use of cash to purchase casinos for 84 days at 0.18%
Interest income	2,046
Cash		2,046

To account for interest expense on $5,070,000 long-term debt at 11.0% for 84 days
Interest expense	126,819
Cash		126,819

To amortize Customer Relationship intangible asset over 7 years for 84 days
Amortization of intangible assets expense	109,893
Accumulated amortization of intangible assets		109,893

To account for interest on $1 million deposit made to acquire casinos for 84 days at 0.18%
Cash	409
Interest income		409

To account for Federal income tax at 34% of pro-forma pre-tax operating adjustments
Income tax receivable	81,038
Income tax expense-current		81,038

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The Company prepares these financial statements in conformity with U.S. generally accepted accounting principles. As such, the Company is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company bases our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, the Company evaluates our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that the Company believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2010 filed on Form 10-K with the Securities and Exchange Commission.

Executive Overview

The Company was formed in 1977 and since 1994, has primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Washington. Our business strategy will continue to focus on owning and operating gaming establishments. If the Company is successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were $13.3 million and $5.2 million for the three months ended January 31, 2011 and January 31, 2010, respectively.

When compared to the three months ended January 31, 2010, the three month period ended January 31, 2011 was impacted by the following items:

- Addition of three mini casinos in Washington state effective May 12, 2009;

- Addition of six additional mini casinos in Washington state effective July 23, 2010;

- Addition of table games at Colorado Grande Casino effective July 2, 2009;

- Cost savings of rent, personnel, and other operating expenses by combining the Washington administrative offices

- Loss of management fees from Oceans Casino Cruises, Inc., (“SunCruz”) as of December, 2009; and

- Increased net interest expense.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2011 AND JANUARY 31, 2010

Net revenues. Net revenues increased 154.8% or $8.0 million, for the three month period ended January 31, 2011 compared to the period ended January 31, 2010. Casino revenues increased $7.0 million with the addition of the Washington casinos and increased drop and hold percentages at the three existing Washington mini-casinos. Food and beverage revenues increased $1.7 million with the additional restaurants in the Washington casinos, and other revenues increased $0.3 million with the addition of Pull Tab revenue from the nine Washington casinos. The Company has no management fees in the current year, compared to $121,000 caused by the SunCruz bankruptcy. Our promotional allowances increased $0.9 million for the three month period ended January 31, 2011 compared to the period ended January 31, 2010 in proportion to the additions in revenue.

Total operating expenses. Total operating expenses increased 125.7% or $7.4 million, for the three month period ended January 31, 2011 compared to the period ended January 31, 2010. Of the increase, $3.6 million is the result of increased casino operating expenses, $2.3 million increased marketing and administrative expenses, $0.5 million increased food and beverage operating expenses, and $0.6 million increased facility expense due to the addition of the new casinos in Washington State. Depreciation and amortization increased $0.1 million, which was offset by decreased corporate and legal expenses of $0.1 million for the three month period ended January 31, 2011 compared to the period ended January 31, 2010. Excise taxes increased $0.2 million and other expenses increased $0.1 million due to the addition of the six additional Washington casinos.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable and investments. Interest expense increased 56.8%, or $140,000, for the three month period ended January 31, 2011 compared to the three month period ended January 31, 2010. The increase is primarily caused by increased debt balances related to our acquisitions in Washington State. Interest income remained consistent for the three month period ended January 31, 2011 compared to the three month period ended January 31, 2010. Amortization of loan issue cost was $11,250 and $25,552 for the three month periods ended January 31, 2011 and January 31, 2010, respectively.

Income taxes.  The abnormal effective rate for the three and nine month period ended January 31, 2011 resulted from the receipt during the quarter ended January 31, 2011, of a federal tax refund of $186,780 in excess of the estimated amount, recognition of a $176,750 receivable for an estimated state refund and the recognition of a valuation allowance on deferred tax assets of $32,300.  The effect on earnings per share from this tax benefit was $.03 for the three and nine months ended January 31, 2011.  The federal refund related to the carryback of the Company’s fiscal 2010 loss to the Company’s 2008 federal income tax return which was impacted by the federal 1% surtax paid on taxable income in excess of $10 million during the carryback period. The state refund is due to the impact on state tax returns of adjustments made to the Company’s federal tax returns for tax years 2007 and 2008 during a recent examination by the Internal Revenue Service. The valuation allowance was established to reflect management’s assessment that it is more likely than not that certain tax assets will not be realized.

Net income (loss). Net income (loss) was $137,531 and ($545,722) for the three month periods ended January 31, 2011 and January 31, 2010, respectively. The improvement of $0.7 million is related to the addition of the six new Washington casinos revenue and the increased hold percentage at the existing three Washington casinos.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2011 AND JANUARY 31, 2010

Net revenues. Net revenues increased 110.0%, or $17.6 million, for the nine month period ended January 31, 2011 compared to the nine month period ended January 31, 2010. Casino revenues increased $15.8 million, food and beverage revenues increased $3.7 million, while other revenues increased $0.7 million and the Company had no management fees for the nine months ended January, 2011 compared to $621,000 for the six month period ended January 31, 2010. This was offset by an increase of $1.9 million of promotional allowances.

Total operating expenses. Total operating expenses increased 92.3% or $16.7 million, for the nine month period ended January 31, 2011, compared to the nine month period ended January 31, 2010. During the nine months ended January 31, 2011, casino expenses increased $8.6 million, food and beverage operating expenses increased $0.7 million and facility expense increased $1.6 million because of the addition of the new casinos in Washington State. Marketing and administrative expenses increased $4.8 million, primarily related to marketing and advertising expenses during the ramp up period for the new Washington casinos. Excise taxes increased $0.5 million, and other expenses increased $0.1 million due to the addition of the six additional Washington casinos. Corporate expenses decreased $0.3 million which was offset by increased legal expenses of $0.3 million primarily due to acquisition related expenses, and depreciation and amortization expenses increased $0.3 million due to the addition of the Washington assets and intangibles amortization.

Interest expense, net. Interest expense, net consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income. Interest expense increased 61.7%, or $0.4 million, for the nine month period ended January 31, 2011 compared to the nine month period ended January 31, 2010. The increase is primarily the result of a higher debt balance caused by the acquisition of the new Washington casinos. Interest income decreased 12.0%, or $18,000, for the nine month period ended January 31, 2011 compared to the nine month period ended January 31, 2010 mainly due to the lack of interest income from the Project Fund that was used for the Washington casino acquisition. Amortization of loan issue costs was $33,750 and $85,531 for the nine month periods ended January 31, 2011 and January 31, 2010, respectively.

Income taxes.  The abnormal effective rate for the three and nine month period ended January 31, 2011 resulted from the receipt during the quarter ended January 31, 2011, of a federal tax refund of $186,780 in excess of the estimated amount, recognition of a $176,750 receivable for an estimated state refund and the recognition of a valuation allowance on deferred tax assets of $32,300.  The effect on earnings per share from this tax benefit was $.03 for the three and nine months ended January 31, 2011.  The federal refund related to the carryback of the Company’s fiscal 2010 loss to the Company’s 2008 federal income tax return which was impacted by the federal 1% surtax paid on taxable income in excess of $10 million during the carryback period. The state refund is due to the impact on state tax returns of adjustments made to the Company’s federal tax returns for tax years 2007 and 2008 during a recent examination by the Internal Revenue Service. The valuation allowance was established to reflect management’s assessment that it is more likely than not that certain tax assets will not be realized.

Net loss. Net loss was $0.8 million and $1.7 million for the nine month periods ended January 31, 2011 and January 31, 2010, respectively. The improvement of $0.9 million is primarily related to the increased casino, food and beverage net revenues of $17.6 million offset by $16.7 million increased operating expenses, a $0.4 million increase in net interest expense, and the $0.4 million pre tax gain related to additional proceeds received from the 2008 sale of our equity interest in the Isle of Capri Black Hawk. The effective tax benefit rate was 54.0% and 35.6% for the quarters ended January 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 31, 2011 and January 31, 2010:

	January 31,	January 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$1,584,053	$889,333
Investing activities	(468,529)	(10,798,472)
Financing activities	(49,020)	(192,244)

Operating activities. Net cash provided by operating activities during the nine month period ended January 31, 2011 increased by $695,000 over the comparable period in the prior year. This increase resulted from operating activities improving $922,000 in the current year and a $755,000 increase in the cash impact of changes in working capital items offset by a $598,000 increase in non-cash charges to income (depreciation, amortization, stock compensation and deferred taxes) and the $384,000 non-operating gain on additional proceeds from our 2008 sale of the Isle of Capri Black Hawk. The changes in working capital items relate primarily to an increase in payables and jackpot and gaming tax liabilities associated with the six recently acquired Washington casino operations (for which the Company assumed minimal liabilities in connection with the acquisition).

Investing activities. Net cash used in investing activities during the nine month period ended January 31, 2011 decreased to $0.5 milllion compared to net cash used in of $10.8 million for the nine month period ended January 31, 2010. The decrease of funds used is primarily due to the use of $11.1 million to acquire three mini casinos in fiscal 2010. The $448,000 proceeds from sale of assets includes the $384,000 received from the final Isle of Capri Black Hawk disbursement and $64,000 received from the sale of a right of way on the Colorado land.

Financing activities. Net cash used for financing activities during the nine month period ended January 31, 2011 decreased by $143,000 from the comparable period in the prior year. The decrease is attributable to the acquisition of $152,000 in treasury stock in the prior year.

Future Sources and Uses of Cash

The Company expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to future acquisitions;
-	cash flow from acquisitions;
-	new management contracts;
-	working capital requirements;
-	obtaining funds via long-term debt instruments;
-	possible loss of Tukwila operation due to ordinance that prohibits social card rooms as commercial businesses effective January 1, 2016;
-	debt service requirements; and
-	disposition of non-gaming related assets.

At January 31, 2011, outstanding indebtedness was $15.1 million, of which $4.0 million is due May 12, 2012, $0.1 million is due by May 16, 2012, $5.1 million is due July 23, 2012, and $6.0 million is due June 30, 2013. The Company anticipates that cash flow from the Colorado Grande Casino and the recently acquired mini-casinos in Washington State will generate sufficient cash flow to pay for corporate overhead, net interest expense and anticipated capital improvements.

The 260 acres in Black Hawk, Colorado is available for sale. If the acreage is sold, the Company will use the proceeds to pay operating expenses or debt or reinvest the funds into acquisition opportunities.

On January 31, 2011, excluding restricted cash of $1.3 million, the Company had cash and cash equivalents of $4.2 million.

Our Consolidated Financial Statements have been prepared assuming the Company will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. The Company has made, and is in the process of making, arrangements to ensure that the Company has sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing. The Company believes that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting our non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, if the Company is unable to repay or refinance our long-term debts due in 2012 and 2013 and, if we are unable to acquire operations that generate positive cash flow, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt or selling core assets of the Company.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, credit risk, commodity price and equity prices. Our primary exposure to market risk is credit risk concentrations. The Company does not believe we are subject to material interest risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that the Company file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, the Company concluded that our disclosure controls and procedures were effective as of January 31, 2011. There have not been any changes in our control over financial reporting during the nine months ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn, Chief Financial Officer

Date: March 14, 2011

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001)

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002)

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004)

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007)

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the Company’s From 10-QSB filed August 14, 2002)

3.3	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s From 8-K filed July 27, 2007)

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A, file no. 333-79867)

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8, file no. 333-126027)

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on April 14, 2009, file no. 333-158576)

4.4	Nevada Gold & Casinos, Inc.’s 2010 Employee Stock Purchase Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on October 12, 2010, file no. 333-169892)

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

10.21 (+)	Employment Agreement dated January 24, 2011 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2011)

10.22 (+)	Employment Agreement dated February 4, 2011 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed February 4, 2011)

10.23A (+)	Employment Agreement dated December 29, 2006 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.28 to the Company’s Form 10-Q filed March 9, 2007)

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