Form 10-K
period 2011-04-30
NEVADA GOLD & CASINOS INC
filed 2011-07-14
CIK 277058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for fiscal year ended April 30, 2011
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

Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☐              Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☒ No

As of June 30, 2011 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $1.34, as reported on the New York Stock Exchange, was $ 17,147,993.

As of June 30, 2011, the registrant had 12,797,010 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 30, 2011 are incorporated by reference into Part III of this report.

NEVADA GOLD & CASINOS, INC.

i

FORWARD-LOOKING STATEMENTS
Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to our financial condition, results of operations, future performance and the business, including statements relating to our business strategy and our current and future development plans.

Although we believe that the assumptions underlying these forward-looking statements are reasonable, any or all of the forward-looking statements in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report, such as the competitive environment and government regulation, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this report or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission should be consulted.

ii

Part I

Item 1.	Business

Overview

Nevada Gold & Casinos, Inc., a Nevada corporation, was formed in 1977 and, since 1994 has been primarily a gaming company involved in financing, developing, owning and operating gaming projects.

Commercial Gaming Projects.

We own and operate 10 gaming facilities in Colorado and Washington.  The following properties are wholly owned and operated by us: Colorado Grande Casino in Cripple Creek, Colorado; the Crazy Moose Casinos in Pasco and Mountlake Terrace, Washington; Coyote Bob’s Roadhouse Casino in Kennewick, Washington; the Silver Dollar casinos, located in SeaTac, Bothell, and Renton, Washington; the Club Hollywood located in Shoreline, Washington; the Royal Casino located in Everett, Washington; and the Golden Nugget Casino located in Tukwila, Washington.

In March 2010, we signed management and technical services contracts for the development and management of a hotel and casino adjacent to the Las Vegas Motor Speedway in North Las Vegas. The project will be owned by various legal entities of which we will hold a minority interest and option rights to acquire additional equity interest.  The project is subject to numerous conditions, including obtaining financing to repay the outstanding obligations related to the land and securing financing for the development.

In May 2011, we signed an agreement to purchase The Red Dragon Casino, a mini-casino located in Mountlake Terrace, Washington for $1.25 million.  Closing of the acquisition is subject to customary closing conditions, including licensing and other necessary approvals.  See Note 20 of our Consolidated Financial Statements.

Native American Gaming Project.

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“BVD”) which is developing a casino for a Native American tribe in Amador County, California.  Effective November 25, 2008, through our wholly owned subsidiary, Nevada Gold BVR, L.L.C., we sold our interest in BVD to B.V. Oro, L.L.C. (BVO), which is owned by our former partner and related parties, for $16 million cash and a $4 million receivable from BVD which is due no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties.  In addition we are entitled to a 5% carried interest in the membership interest sold to BVO.

Management Agreements.

Effective November 10, 2008, we signed a management contract with Oceans Casino Cruises, Inc., the owner of SunCruz Casinos.  The term of the contract was to be extended until December 31, 2010.  However, on December 16, 2009, the SunCruz Casinos discontinued operations and we were paid for our management fee through that date.  On December 28, 2009, SunCruz filed for Chapter 7 bankruptcy protection.  Our management agreement has been terminated as a result of the bankruptcy proceedings. On February 10, 2010, we submitted a claim in the United States Bankruptcy Court for the Southern District of Florida for the $500,000 termination fee due to us per the management agreement.  At this time, we do not believe we are likely to collect the termination fee, or any part thereof.

We continue to pursue outside management agreements.

We also have interest in real estate in Colorado which is currently available for sale.

We report our operations in two segments: gaming projects and non-core assets. For a summary of financial information    concerning these two segments, please refer to the information provided in Note 13 to our Consolidated Financial Statements.

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

Current Commercial Casino Projects

The Colorado Grande Casino-Cripple Creek, Colorado

On April 25, 2005, we acquired the Colorado Grande Casino (“Colorado Grande”) located in Cripple Creek, Colorado, from IC Holdings Colorado, L.L.C., a subsidiary of Isle of Capri Black Hawk (IC-BH) for $6.5 million. The Colorado Grande Casino is located at a primary intersection, near the center of the Cripple Creek market. The property currently consists of a casino with approximately 191 slot machines, four table games, two restaurants with bars, seven hotel rooms, and 44 parking spaces. The friendly atmosphere is enhanced as good customers are treated to "comps" in the form of free hotel rooms, free drinks, free meals, or other benefits.  In November 2008, Colorado passed Amendment 50 which effective July 2, 2009, increased bet limits from $5 to $100, permits craps, roulette, and other table games, allows 24 hour gaming, and lowered gaming tax rates.  To take advantage of this and remain competitive in the market, we invested an additional $600,000 in the expansion of the property to provide Blackjack, Roulette, House-banked Poker, and a food outlet on the casino floor.

Cripple Creek is 40 miles west of Colorado Springs, Colorado, which is 65 miles south of Denver, Colorado. We believe that the Cripple Creek market attracts customers primarily from Colorado Springs, Pueblo, Fort Carson and smaller areas south of Denver.

Washington I – Washington State

On May 12, 2009, through our wholly-owned subsidiary, NG Washington, LLC, we completed an acquisition of three mini casinos in the State of Washington, for $15.75 million. The casinos and related real estate were owned by Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC (“the Sellers”) and the transaction was funded by existing cash as well as a $4.0 million note issued by the Sellers.  See Note 7 of our Consolidated Financial Statements.

The three casinos are the Crazy Moose Casino, located in Pasco, Coyote Bob's Roadhouse Casino, located in Kennewick, and the Crazy Moose Casino, located in Mountlake Terrace in close proximity to Seattle (collectively “Washington I”). Combined, the facilities have a total of 42 table games including Blackjack, Pai Gow poker, Baccarat, Spanish 21, Blackjack-Double Action, Ultimate Holdem, and Three and Four card poker. New games are frequently introduced to keep the customers interested and active. Additional banked table games are permitted along with poker and pull tabs. Each casino includes a full service restaurant with bar. The friendly atmosphere is enhanced as good customers are treated to "comps" in the form of free non-alcoholic drinks, free meals, or other benefits. The three casinos operate with approximately 400 employees and have a total of 306 parking spaces.

       As of January 1, 2009, the maximum bet for each facility was increased from $200 to $300 and the law was changed to allow casinos to be open 24 rather than 20 hours per day, provided that they close for at least four continuous hours two times per week.

       Two of the casinos are located in the tri-cities area and one is located in the Seattle area.  We believe that the Crazy Moose Casino in Mountlake Terrace attracts customers from the Seattle area, whereas the Crazy Moose Casino in Pasco and Coyote Bob’s Roadhouse Casino located in the southeast region of Washington state, attract customers from Walla Walla, southeastern Washington State, and northeastern Oregon.

Washington II – Washington State

On July 23, 2010, we acquired six additional casinos in the state of Washington and their related operating center, for $11.07 million comprised of $6.0 million in cash and $5.07 million financed by the seller’s senior debt holder.  The casinos were acquired through bankruptcy proceedings. See Note 7 of our consolidated financial statements.

The six casinos are the Silver Dollar Casinos, located in Seatac, Renton, and Bothell (Mill Creek), the Golden Nugget Casino, located in Tukwila, the Club Hollywood Casino, located in Shoreline, and the Royal Casino, located in Everett (collectively “Washington II”).  All of the casinos are located in western Washington State. Combined, the six facilities have a total of approximately 90 table games including Blackjack, Spanish 21 and other popular banked table games. With this acquisition we have become the largest owner of mini-casinos in the state of Washington with nine such facilities, which represents approximately 14% of the state's active mini-casinos.  The six casinos operate with approximately 900 employees and all are located within 25 miles of Seattle.  We believe that the casinos attract customers from the Seattle area and western Washington State.

Native American Casino Projects

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

On May 4, 2005, through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we acquired a 20% interest in BVD in exchange for an approximately $14.8 million loan and an equity investment of approximately $200,000.   Our initial 20% ownership interest in BVD increased by five percentage points at the end of every six month period the loan remained outstanding, up to a maximum of an additional 20%, for a total of 40%.  At May, 2007, we owned a 40% interest in BVD.

Effective November 25, 2008, we sold our 40% interest in BVD to BVO, which is owned by our former partner and related parties, for $16 million cash and a $4 million receivable from BVD which is due no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties.  In addition we are entitled to a 5% carried interest in the membership interest sold to BVO.  See Note 5 of our Consolidated Financial Statements.

We cannot predict that financing can be obtained or the future performances of the casino. We expect the casino’s primary market will include Sacramento and Stockton, California. In this market, the casino will most directly compete with the Jackson Rancheria Casino located in Jackson, California, and approximately 10 miles from the proposed casino, the Cache Creek Casino located approximately 45 miles northwest of Sacramento, Thunder Valley Casino located a few miles northeast of Sacramento, the Red Hawk Casino located approximately 40 miles northeast of Sacramento, and the Shingle Springs Casinos located just east of Sacramento on Highway 50.

Other Casino Projects

Route 66 Casino - Albuquerque, New Mexico

We owned a 51% interest in Route 66 Casinos, LLC, which we accounted for using the equity method. In April, 2002, we entered into this project with American Heritage, Inc., which owned 49% interest in order to assist the Pueblo of Laguna Native American tribe to develop a casino 11 miles west of Albuquerque, New Mexico.  We received no cash distributions from this venture. Our portion of the earnings of the Route 66 Casinos, LLC was estimated and recorded based on available financial information. In April 2008, we signed a settlement agreement with American Heritage, Inc. and Fred Gillman, the principal of American Heritage, Inc. (“The Gillmann Group”). Per the agreement, The Gillmann Group paid us $1 million on May 1, 2008, $1.3 million on June 2, 2008 and was obligated to pay us $2.3 million by April 15, 2010.  There was an offsetting $0.7 million liability previously netted against the $2.3 million, resulting in a net balance of $1.6 million.  The $2.3 million was not received as of April 30, 2010, and as a result we elected to establish a valuation allowance against the remaining $1.6 million receivable on the balance sheet as of April 30, 2010. We are pursuing legal action to collect on the receivable.  See Note 17 to the accompanying Consolidated Financial Statements for a discussion of our current legal position and accounting of the settlement agreement and our former investment in this joint venture.

Management Contracts

Oceans Casino Cruises, Inc.

       On November 10, 2008, we signed a contract to manage the SunCruz Casinos for Oceans Casino Cruises, Inc.  The contract was to be extended until December 31, 2010.  However, on December 16, 2009, SunCruz Casinos discontinued operations and we were paid for our management fee through that date.  On December 28, 2009, SunCruz Casinos filed for Chapter 7 bankruptcy protection.  Our management fee has been terminated as a result of the bankruptcy proceedings.  On February 10, 2010 we submitted a claim in the United States Bankruptcy Court for the Southern District of Florida for the $500,000 termination fee due to us per the management agreement.  At this time, we do not believe it is likely to collect the termination fee, or any part thereof.

Regulation and Licensing

Colorado

The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulations. No gaming may be conducted in Colorado unless licenses are obtained from the Colorado Limited Gaming Control Commission (the “CO Gaming Commission”). In addition, the State of Colorado created the Division of Gaming (the “CDG”) within its Department of Revenue to license, implement, regulate, and supervise the conduct of gaming. The Director of the CDG (“CDG Director”), under the supervision of the Gaming Commission, has been granted broad powers to ensure compliance with the laws and regulations. The Gaming Commission, CDG and CDG Director that have responsibility for regulation of gaming are collectively referred to as the “Colorado Gaming Authorities.”

The laws, regulations, and supervisory procedures of the Colorado Gaming Authorities seek to maintain public confidence and trust that licensed limited gaming is conducted honestly and competitively, that the rights of the creditors of licensees are protected, and that gaming is free from criminal and corruptive elements. The Colorado Gaming Authorities’ stated policy is that public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations, and activities related to the operation of the licensed gaming establishments and the manufacturing and distribution of gaming devices and equipment.

To operate our Colorado Grande Casino we are required to maintain a retail gaming license, which must be renewed every two years.  The CO Gaming Commission has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities in this state will be limited accordingly. The failure or inability of the Colorado Grande Casino in, or the failure or inability of others associated with the Colorado Grande Casino to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

The Colorado Grande Casino must meet specified architectural requirements, fire safety standards, as well as standards for access for disabled persons. It also must not exceed specified gaming square footage limits as compared to a total square footage of each floor and the full building. They are permitted to operate slot machines and various types of table games, such as Blackjack, Poker, Craps and Roulette.  Casino patrons must be 21 or older to gamble in the casino.  Effective July 2, 2009, casinos are permitted to operate 24 hours per day and the maximum bet limit was increased from $5 to $100. No Colorado casino may provide credit to its gaming patrons.

The Colorado Constitution permits a gaming tax of up to 20% on adjusted gross gaming proceeds, and authorizes the CO Gaming Commission to change the rate annually. As of July 2, 2009, any increase in the gaming tax rate requires statewide voter approval.  The current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $5 million, 9% over $5 million up to and including $8 million, 11% over $8 million up to and including $10 million, 16% over $10 million up to and including $13 million and 20% on adjusted gross proceeds in excess of $13 million.  Effective July 1, 2011, the gaming tax rates will be reduced to 0.24% on adjusted gross gaming proceeds of up to and including $2 million, 1.9% over $2 million up to and including $5 million, 8.55% over $5 million up to and including $8 million, 10.45% over $8 million up to and including $10 million, 15.2% over $10 million up to and including $13 million and 19% on adjusted gross proceeds in excess of $13 million.

Colorado gaming law requires that every officer and director, as well as any stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation, or owners of an applicant or licensee, is a person of good moral character and must submit to a full background investigation conducted by the CO Gaming Commission. The CO Gaming Commission may require any person having an interest in a licensee to undergo a full background investigation and to pay the cost of investigation in the same manner as an applicant. Persons found unsuitable by the CO Gaming Commission may be required to immediately terminate any interest in, association or agreement with, or relationship to, a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize an already issued license or applicant’s license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

We may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act of 1991, as amended (the “Act”) and the regulations promulgated thereunder. The issuance of any voting securities in violation will be void and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the Act and the regulations promulgated thereunder. Any transfer in violation of these provisions will be void. If the Gaming Commission at any time determines that a holder of our voting securities is unsuitable to hold the securities, then we may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person’s investment, or (b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty (60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the CO Commission to be suitable to own them, (a) we are not permitted to pay any dividends or interest with regard to such voting securities, (b) the holder of such voting securities will not be entitled to vote for any purposes nor be included in the voting securities entitled to vote, and (c) we  may not pay any remuneration in any form to the holder of such voting securities, except in exchange for such voting securities.

Washington

The gaming legislation in Washington State is codified in chapter 9.46 of the Revised Code of Washington (“RCW”) which stipulates the Washington State Gambling Commission (the “WA Gambling Commission”) to be the regulator of gambling activities in this state.  The WA Gambling Commission enforces its authority through an extensive set of rules and regulations promulgated in Title 230 of the Washington Administrative Code.  The state of Washington allows certain gambling activities, such as amusement games, bingo, raffles, punch boards, pull-tabs, card-rooms, and public card games.  In order to be considered legal, these activities must be operated by either non-profit organizations or by commercial food and drink establishments.  Some activities may be operated solely by non-profit organizations, such as raffles.  Some traditional casino games, such as craps, roulette and keno, are prohibited.  House-banked card-rooms have been authorized in Washington State since 1997 and, under current law, each establishment is allowed to have up to 15 tables offering games, such as Blackjack, Ultimate Texas Hold’em, Three Card Poker, Four Card Poker, Spanish Poker, Texas Shootout, Spanish 21, Pai Gow Poker, and others.  The law allows both player-sponsored and house-banked card-rooms.  As of January 1, 2009, the WA Gambling Commission increased the maximum bet for house-banked card-rooms’ table game wager limit to $300 and allowed card-rooms to offer Mini-Baccarat. In addition, these establishments are allowed to be open 24 hours per day, provided they close for at least four continuous hours two times per week.

To operate our nine “mini casinos” in Washington State, Crazy Moose Casino in Pasco, Crazy Moose Casino in Mountlake Terrace, Coyote Bob’s Roadhouse Casino in Kennewick, Silver Dollar Casino in SeaTac, Silver Dollar Casino in Renton, Silver Dollar Casino in Bothell, Club Hollywood Casino in Shoreline, Royal Casino in Everett and Golden Nugget Casino in Tukwila, each of them is required to maintain a Public Card-room and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of five percent or more of any class of our stock) to submit to the Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

RCW 9.46.110 allows local governments (including cities, counties and towns) to prohibit any or all gambling activities for which licenses are required as well as tax such activities.  The maximum tax limitations imposed by law include 20% of gross receipts for public card-room games and either 5% of gross receipts or 10% of net receipt (as chosen by a local authority) for pull-tabs activities.  The current gaming tax rate for public card-room games in the cities of Pasco, Mountlake Terrace, Kennewick, SeaTac, Renton, Tukwila and Shoreline, as well as in Snohomish County, is 10% of table games gross receipts.  The current gaming tax rate for pull-tabs in the cities of Pasco and Kennewick is 10% of pull-tabs net receipts, while in the cities of Mountlake Terrace, SeaTac, Renton, Tukwila and Shoreline, as well as in Snohomish County, the tax rate is 5% of pull-tabs gross receipts.  In addition, Washington State charges a business and occupational tax in the amount of 1.63% of all gaming activities’ net receipts in order to promote responsible gaming.  On February 22, 2011, the Tukwila City Council adopted an ordinance that prohibits social card rooms as commercial businesses starting from January 1, 2016.  Management does not believe that the ban will have a material adverse affect on us for the following reasons:  (1) the ordinance passed by a 4 to 3 margin and is able to be repealed by a subsequently elected council; (2) the ordinance can also be repealed by a petition process initiated by registered voters; (3) the lease of the premises where our Tukwila gaming operation is located expires a year before the ban takes effect; (4) the operation can be relocated to a neighboring municipality without substantial disruption; and (5) the ordinance was enacted primarily because the Tukwila council felt it did not have the zoning power to limit gaming facilities to a particular area of the city.  State legislation clarifying the city’s zoning powers could be enacted which may result in the repeal of the ordinance.

Native American Gaming

Although we may seek new agreements, we do not currently operate gaming facilities on behalf of any Native American tribe nor are we receiving compensation pursuant to any consulting, financing or advisory agreement.  Reference is made to “Native American Casino Projects” above.

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

Failure by us to obtain, or the loss or suspension of, any necessary licenses, approval or findings of suitability would prevent us from conducting gaming operations in such jurisdiction and possibly in other jurisdictions.

Other Assets

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 268 acres of real property in the vicinity of Black Hawk, Colorado. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our property. The acreage is currently held for sale.

Nevada Gold Speedway, LLC.  Through our wholly owned subsidiary, Nevada Gold Speedway, LLC, we have signed management and technical services contracts for the development and management of a hotel and casino adjacent to the Las Vegas Motor Speedway in North Las Vegas, Nevada. The project will be owned by various legal entities of which Nevada Gold will hold a minority interest.  We will assist in the development and manage the operation of the property.  The development is expected to be completed in three phases. The first phase, which will include 200 hotel rooms, restaurants, meeting rooms and a casino with up to 500 gaming positions, is expected to be completed during 2013. The development remains subject to numerous conditions, including obtaining financing to repay the outstanding obligations related to the land and securing financing for the development.

NG Washington III, LLC.  In May, 2011, through our wholly-owned subsidiary, NG Washington III, LLC, we signed an agreement to acquire another mini-casino in Washington State.  At the time the agreement was entered into, we escrowed $0.1 million as a deposit and as of April 30, 2011, we spent a nominal amount for licensing and legal matters pertaining to the acquisition.  Closing of the acquisition is subject to customary closing conditions, including licensing and other necessary approvals.

Employees

As of April 30, 2011, we employed 1,391 people.

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

Our principal challenge is the necessity to obtain financing in order to expand gaming operations, generate cash flow, and service debt obligations. There can be no assurance that such financing will be obtained.

If our key personnel leave us, our business could be adversely affected.

Our success is largely dependent upon the efforts and skills of our key executive officers. The loss of the services of any key executive officer could have a material adverse effect on us. There can be no assurance that we would be able to attract and hire suitable replacements in the event of any such loss of services. We currently have employment agreements with our Chief Executive Officer, our Executive Vice President/Chief Financial Officer, and our Vice President/Chief Regulatory & Compliance Officer.

Indebtedness could adversely affect our financial health.

As of April 30, 2011, we had $15.1 million of indebtedness outstanding consisting of a $6.0 million interest only promissory note which matures on June 30, 2013, a $4.0 million debt for the Washington I properties which matures on May 12, 2012, and $5.1 million of debt for the Washington II properties, which matures on July 23, 2012. As we increase our debt, our indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

Our success in funding our gaming operations will depend on our ability to generate cash flow from our gaming operations and borrow or refinance $4.0 million by May 12, 2012, $5.1 million by July 23, 2012, and $6.0 million by June 30, 2013. Our ability to generate sufficient cash flow to satisfy our debt obligations will depend on our future operating performance that is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt obligations, we will need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. These measures may not be available to us or, if available, they may not be sufficient to enable us to satisfy our obligations and may restrict our ability to pay operating expenses.  We are currently seeking to refinance our respective debt. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations or fund our gaming operations.

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

We have receivables that are expected to be collected. If we are not able to collect or monetize these assets timely then the lack of such collection may have a negative impact on our projected cash flow. Failure to monetize our recorded assets could have a material adverse effect on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations.

There are significant risks in the development and management of casinos that could adversely affect our financial results.

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

Colorado Grande Casino-Cripple Creek. We lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. On July 7, 2005, we exercised the option to extend the lease to January 2021. On April 1, 2008 we negotiated an extension of the lease to January 2033 at a flat annual rent of $400,000 from February 2021 through January 2033. In addition, we own an additional parcel of land adjacent to the Colorado Grande, which is used for parking.

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C., we own approximately 268 acres of land in the vicinity of Black Hawk, Colorado. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our 268 acres. The acreage is currently held for sale.

Washington Casinos. As a result of acquiring facilities in Washington, the Crazy Moose II Mountlake Terrace has a building lease which expires in May 2013 with an option to renew for additional terms of three years and the following five years; annual rentals are $192,000 in the current year and $154,000 going forward. In addition, the Crazy Moose Casino in Pasco has a parking lot lease which expires December, 2013.  The annual rent is $6,600.  We own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick as well as a parcel of land at Pasco used as a parking lot.

Washington II Casinos. As a result of acquiring additional facilities in Washington, the building leases are as follows:

•	Silver Dollar Casino in SeaTac. Expires in May 2022 with an option to renew for an additional 10 years; annual rentals are $238,000;
•	Silver Dollar Casino in Renton. Expires in April 2019 with an option to renew for two additional terms of up to 10 years; annual rentals are $480,000;
•	Silver Dollar Casino in Bothell. Expires in April 2012 with an option to renew for two additional terms of up to 10 years; annual rentals are $286,000;
•	Club Hollywood Casino in Shoreline (two leases). Expire in March 2017 with options to renew for up to four additional five-year terms; annual rentals are $671,350;
•	Golden Nugget Casino in Tukwila. Expires in November 2014 with an option to renew for an additional 10-year term; annual rentals are $166,000;
•	Royal Casino in Everett. Expires in January 2016 with an option to renew for up to four additional five-year terms; annual rentals are $360,600; and
•	Administrative offices (Renton, Washington). Expires in December 2013; annual rentals are $53,000.

Office Lease. We currently lease approximately 5,219 square feet of office space in Houston, Texas. The lease expires March 31, 2013. The total annual rent for this office space is currently $88,800.

Las Vegas Office Lease. We currently lease approximately 180 square feet of office space in Las Vegas, Nevada. The lease is month to month. The total monthly rent for this office space is currently $750.

Item 3.	Legal Proceedings

Route 66 Casinos, LLC

On April 15, 2008, we entered into a Settlement Agreement and Release (“Settlement Agreement”) with American Heritage, Inc. (“AHI”) and Frederick C. Gillmann (“Gillmann”). AHI and Gillmann are referred to collectively as the “AHI Parties”. The Settlement Agreement constitutes a full and final settlement of the Route 66 Casinos litigation subject to the performance of the AHI Parties.

Pursuant to the terms of the Settlement Agreement:

1.	The AHI Parties agreed to pay $1.0 million to us on May 1, 2008;
2.	The AHI Parties agreed to pay $1.3 million to us on May 31, 2008; and
3.	The AHI Parties agreed to pay $2.3 million to us no later than April 15, 2010.

Contemporaneously with the execution of the Settlement Agreement, the AHI Parties assigned certain collateral as security for the payment obligations described above.

Also, contemporaneously with the execution of the Settlement Agreement, the AHI Parties executed an agreed final and non-appealable judgment in favor of us and against AHI and Gillmann, jointly and severally in the amount of $9,425,602 (the “Agreed Judgment”). We agreed not to enforce the Agreed Judgment unless and until the AHI Parties failed to perform any of their obligations under the Settlement Agreement.

As of April 30, 2011, the payment of $1.0 million due on May 1, 2008 and the payment of $1.3 million due on May 31, 2008 have been received.  No payment was received in April, 2010 and we elected to set a valuation allowance against the remaining net $1.6 million on the books.  Subsequent to April 30, 2010, we decided to exercise our rights to enforce the Agreed Judgment against the AHI Parties and is currently pursuing various collection efforts in that regard.

Item 4.	Removed and Reserved
Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE Amex Stock Exchange under the symbol UWN. The following table sets forth the high and low sales prices per share of the common stock for the last two fiscal years.

	Fiscal Years Ended
	April 30, 2011		April 30, 2010
	High	Low	High	Low

First Quarter	$1.05	$.84	$1.40	$.80
Second Quarter	1.25	.97	1.27	.97
Third Quarter	1.18	1.01	1.08	.83
Fourth Quarter	1.75	1.02	1.10	.74

Holders of Common Stock

 As of July 1, 2011, we had approximately 4,524 shareholders, which includes the number of record holders including individual participants in security positions.

Dividends

We have not paid any dividends during the last four fiscal years and our current policy is to retain earnings to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2011 including the 1999 Stock Option Plan, as amended, and the 2009 Equity Incentive Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders (such grants, the “Non-Plan Grants”).

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A) (C)

Equity Compensation Plans Approved by Security Holders	1,776,000	$1.62	1,010,000
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	1,776,000	$1.62	1,010,000

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

In December, 2009, in a private transaction, we purchased 175,000 shares of our common stock at the then prevailing market price of $0.87 per share.  During the years ended April 30, 2011 and April 30, 2010, we repurchased a total of 0 and 175,000 shares, respectively.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the three year period ended April 30, 2011, as well as an overall stock market index (NYSE Arca Major Market Index) and our peer group index (Dow Jones US Gambling Index):

ASSUMES $100 INVESTED ON MAR. 31, 2005
    ASSUMES DIVIDEND REINVESTMENT
    FISCAL YEAR ENDING APRIL 30, 2011

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

Principles of Consolidation

   We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity and record the portion we do not own as noncontrolling interest. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control the policies and decisions of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity.

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

Goodwill, Other Intangible, and Other Long-Lived Assets

In connection with our acquisition of the Colorado Grande casino on April 25, 2005, the acquisition of the Washington casinos on May 12, 2009, and the acquisition of six additional casinos in Washington on July 23, 2010, we have goodwill and identifiable intangible assets of $23.5 million, net of amortization.  Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually and or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming segment.

We use earnings before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, litigation charges, non-cash foreign currency transaction gains and losses and net losses/gains from asset dispositions (“EBITDA”) as the measure for future earnings in our impairment test.  Management estimates future adjusted EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of adjusted EBITDA rates based on industry standards ranging from 5.5 to 7.5 times adjusted EBITDA when we estimated fair values of our casinos as of April 30, 2011.

Long-lived assets, including property, plant and equipment and amortizable intangible assets, also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For property held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

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

	Fiscal Year Ended
	April 30, 2011	April 30, 2010
Food and beverage	$3,754,336	$1,120,638
Other	29,261	13,601
Total cost of complimentary services	$3,783,597	$1,134,239

Commitments and Contengencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2013.  The annual rent for the office space is $88,800.  Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of fifteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021. On April 1, 2008, we extended the lease to January 2033 at a flat annual rent of $400,000 from February 2021 through January 2033.

As a result of acquiring the Washington I facilities in Washington State, the Crazy Moose Casino Mountlake Terrace has a building lease which expires May, 2013 with an annual rent of $192,000 in the current year, with $154,000 per year going forward, with an option to renew for additional terms of three years and the following five years.  In addition, the Crazy Moose Casino Pasco has a parking lot lease which expires December, 2013 with an annual rent of $6,600.

  As a result of acquiring the Washington II mini-casinos, the building leases are as follows:

•	Silver Dollar Casino in SeaTac: expires in May 2022 with an option to renew for an additional 10 years; annual rentals are $238,000;
•	Silver Dollar Casino in Renton: expires in April 2019 with an option to renew for two additional terms of up to 10 years; annual rentals are $480,000;
•	Silver Dollar Casino in Bothell: expires in April 2012 with an option to renew for two additional terms of up to 10 years; annual rentals are $286,000;
•	Club Hollywood Casino in Shoreline (two leases, building and parking lot): expires in March 2017 with options to renew for up to four additional five-year terms; annual rentals are $671,350;
•	Golden Nugget Casino in Tukwila: expires in November 2014 with an option to renew for an additional 10-year term; annual rentals are $166,000;
•	Royal Casino in Everett: expires in January 2016 with an option to renew for up to four additional five-year terms; annual rentals are $360,600; and
•	Administrative offices (Renton, Washington): expires in December 2013; annual rentals are $53,000.

 Accrued Jackpot Liability

      We accrue slot jackpot liability as games are played under a matching concept of coin-in.  In addition, as of April 30, 2011 and 2010, we also maintained approximately $918,000 and $267,000, respectively, in Player Supported Jackpot accrued liability, which are progressive games that customers fund and when a jackpot is hit it is paid from reserved funds.

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

To fully recognize our net deferred tax assets, we must achieve future taxable income of approximately $2.2 million.  We have federal net operating losses of approximately $2.2 million and state net operating losses of approximately $1.7 million which expire from 2029-2031.

A summary of our deferred tax assets and liabilities is presented in the table below:

	April 30, 2011	April 30, 2010
Deferred tax assets:
Net operating loss carryforwards	$743,843	$47,705
Fixed assets	235,176	432,235
Stock options	542,954	482,477
Impairment of notes receivable and goodwill	1,464,050	1,140,633
Other	1,728	52,545
Total deferred tax assets	2,987,751	2,155,595
Deferred tax liabilities:
Amortization of intangibles	(838,612)	(307,176)
Revenue not recognized for tax reporting and other	83,813	-
Total deferred tax liabilities	(754,799)	(307,176)
Net deferred tax assets before valuation allowance	2,232,952	1,848,419
Valuation allowance	(32,309)	-
Net deferred tax assets	$2,200,643	$1,848,419

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2011, we did not record any accrued litigation liability.

Fair Value

U. S. generally accepted accounting principles defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are as follows:

Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the assets and liabilities.

Stock-Based Compensation

Under ASC Topic 718, “Compensation - Stock Compensation”, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term of the option is an estimate of the period of time that the option is expected to be outstanding and is based on our historical experience.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming projects. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Washington. On April 25, 2005, we acquired the Colorado Grande Casino in Cripple Creek, Colorado.  On May 12, 2009, we acquired three mini-casinos in Washington State. On July 23, 2010, we acquired six additional mini-casinos in Washington State. Our business strategy will continue to focus on gaming projects with a continued emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs and our profitability can be expected to increase. Our net revenues were $48.0 million and $22.0 million for fiscal years 2011 and 2010, respectively.

We hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows (see Note 4 to the Consolidated Financial Statements):

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
	(Percent)
Nevada Gold Speedway, LLC (1)	100	100	$163,692	$90,652
NG Washington II, LLC (2)	100	100	-	1,273,731
Nugget (3)	100	-	26,000	-
Other (4)			-	54,406
Total investments– development projects			$189,692	$1,418,789

(1)	Deposit and acquisition costs related to management and technical services contract for development of Las Vegas Speedway Casino and Hotel.
(2)	Refundable deposits and license costs incurred for acquisition of Washington II; this transaction closed on July 23, 2010.
(3)	Costs incurred with acquisition of 1% of the Nugget Casino in Reno, Nevada to obtain a Nevada gaming license.
(4)	Development costs incurred for other development projects.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations for the three months and fiscal years ended April 30, 2011, and April 30, 2010:

	Three Months Ended (unaudited)		Twelve Months Ended
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010
Revenues:
Casino	$12,654,276	$5,379,778	$41,929,902	$18,822,900
Food and beverage	2,969,115	1,111,108	10,043,167	4,534,744
Other	584,283	238,616	1,884,090	865,264
Management and consulting fees	-	-	-	620,968
Gross revenues	16,207,674	6,729,502	53,857,159	24,843,876
Less promotional allowances	(1,780,236)	(706,916)	(5,828,280)	(2,817,888)
Net revenues	14,427,438	6,022,586	48,028,879	22,025,988

Expenses:
Casino	5,825,589	2,376,438	20,643,008	8,562,284
Food and beverage	1,115,078	523,061	4,153,342	2,851,635
Marketing and administrative	4,180,525	1,474,856	13,102,688	5,564,288
Facility	607,438	286,475	3,033,321	1,070,933
Corporate expense	861,829	973,432	3,757,323	4,216,475
Legal expense	52,451	138,263	497,489	241,468
Depreciation and amortization	488,901	347,643	1,807,952	1,344,323
Impairment of assets	-	4,347,183	-	4,347,183
Write off of project development costs	54,406	50,486	54,406	50,486
Excise taxes	332,847	93,752	1,024,684	362,402
Other	98,421	46,968	289,736	113,993
Total operating expenses	13,617,485	10,658,557	48,363,949	28,725,470
Operating income (loss)	809,953	(4,635,971)	(335,070)	(6,699,482)
Non-operating income (expenses):
Gain on sale/settlement of assets	-	16,511	384,414	16,511
Interest income	41,456	42,696	173,436	192,708
Interest expense	(368,534)	(240,623)	(1,379,535)	(866,034)
Amortization of loan issue costs	(11,250)	(11,250)	(45,000)	(58,972)
Loss on extinguishment of debt	-	(91,026)	-	(128,834)
Income (loss) before income tax expense (benefit)	471,625	(4,919,663)	(1,201,755)	(7,544,103)
Income tax expense (benefit)
Current	95	(637,992)	(362,505)	(1,546,698)
Deferred and change in valuation allowance	190,409	(1,223,434)	(352,224)	(1,248,623)
Total income tax expense (benefit)	190,504	(1,861,426)	(714,729)	(2,795,321)

Net income (loss)	$281,121	$(3,058,237)	$(487,026)	$(4,748,782)

Per share information:
Net income (loss) per common share - basic	$0.02	$(0.24)	$(0.04)	$(0.37)
Net income (loss) per common share - diluted	$0.02	$(0.24)	$(0.04)	$(0.37)

Basic weighted average number of shares outstanding	12,773,263	12,764,130	12,766,382	12,878,240
Diluted weighted average number of shares outstanding	13,343,263	12,764,130	12,766,382	12,878,240

Fourth Quarter Overview

During the fourth quarter of fiscal 2011, we had adjusted EBITDA of $1.4 million and operating income of $0.8 million; the second consecutive quarter positive operating income was achieved.  Net revenues for the quarter were $14.4 million, our highest of the fiscal year, offset by total operating expenses of $13.6 million.  Net interest expense was $0.3 million.  Our income before income tax expense was $0.5 million, or $0.04 per share.  The income tax expense is $0.2 million, resulting in net income of $0.3 million, or $0.02 per share.

The adjusted EBITDA to net income reconciliation for the quarter is included in non-GAAP financial measures described below.

Comparison of Fiscal Years Ended April 30, 2011 and April 30, 2010

Net revenues. Net revenues for fiscal year 2011 increased 118.1%, or $26.0 million, to $48.0 million compared to fiscal year 2010.  Casino revenues increased $23.1 million due to the addition of Washington II and an increased drop and hold percentage at the Washington I mini-casinos. Food and beverage revenues increased $5.5 million due to the addition of six restaurants at Washington II.  Other revenues increased $1.0 million mainly due to the additional commission revenue for ATM’s, check cashing, and vending as well as retail, Pull Tabs, and other revenue at Washington II.  This was offset by a $3.0 million increase in promotional allowances due to the additional casino operations, and the loss of $621,000 of management fees due to the SunCruz bankruptcy.

Total operating expenses. Total operating expenses for fiscal year 2011 increased 68.3%, or $19.6 million, to $48.4 million compared to fiscal year 2010.  Operating expenses, excluding prior year write-offs and impairments, increased $23.0 million mainly due to the addition of Washington II.  Operating expenses specifically related to the casinos increased $12.0 million, food and beverage expenses increased $1.3 million, marketing and administrative increased $7.5 million in tandem with the increase in revenue, and facility operations expenses increased $2.0 million compared to 2010 as a result of the additional six casinos in Washington State.  We also saw an increase in depreciation and amortization expense of $0.5 million directly related to a $0.4 million annualized amortization of intangible assets from the Washington II purchase.   We experienced a $0.5 million decrease or 11% less corporate expense primarily due to a decrease of employee benefits and related costs.  Legal expenses for fiscal year 2011 increased 106%, or $0.3 million, to $0.5 million compared to fiscal year 2010. The increase is primarily attributed to legal costs incurred in the acquisition of the six mini-casinos in July, 2010.  The increases in operating expenses were offset by the impairment of the Colorado Grande goodwill of $2.75 million, a valuation allowance of $1.6 million against the Route 66 settlement receivable, and a $51,000 write off of our remaining unamortized investment in SunCruz in 2010, compared to a current year write off of $54,000 related to licensing costs in Mississippi.

Interest income, interest expense, and amortization of loan issue costs. Interest expense for fiscal year 2011 increased 59.2%, or $0.5 million, to $1.4 million compared to fiscal year 2010. The increase is primarily the result of a higher debt balance caused by the acquisition of the new Washington casinos. Interest income for fiscal year 2011 decreased 10.0%, or $19,000, to $0.2 million compared to fiscal year 2010, mainly due to the lack of interest income from the Project Fund that was used for the Washington II casino acquisition. In 2010, we recorded a loss on extinguishment of debt of $129,000 related to the new note with our senior lender.  Amortization of loan issue cost was $45,000 and $59,000 for fiscal years 2011 and 2010, respectively.

Other non-operating income and expenses. During fiscal year 2011, we recorded a $0.4 million pre tax gain related to additional proceeds received from the 2008 sale of our equity interest in the Isle of Capri Black Hawk. We had no significant gains or losses in 2010.

Income taxes.  The abnormal effective rate for the twelve month period ended April 2011 resulted from the receipt of a federal tax refund of $186,780 in excess of the estimated amount, recognition of a $176,750 receivable for an estimated state refund offset by recognition of a valuation allowance on deferred tax assets of $32,300.  The net effect on earnings per share from these tax benefits was $.03.  The federal refund related to the carryback of our fiscal 2010 loss to our 2008 federal income tax return which was impacted by the federal 1% surtax paid on taxable income in excess of $10 million during the carryback period. The state refund is due to the impact on state tax returns of adjustments made to our federal tax returns for tax years 2007 and 2008 which is the result of a current year examination by the Internal Revenue Service. The valuation allowance on deferred tax assets was established to reflect management’s assessment that it is more likely than not certain tax assets will not be realized.

Net loss. Fiscal year 2011 reflects a net loss of $0.5 million compared to a net loss of $4.8 million for fiscal year 2010. The improvement of $4.3 million is primarily related to the $2.7 million after tax impact of impairment of assets recorded in 2010, the $0.3 million after tax impact on gain on sale of equity investments received in 2011, the $0.3 million after tax impact of increased net interest expense, $1.3 million net after tax earnings from additional operating facilities, and the recognition of $0.3 million abnormal tax benefit.  The effective tax rate for fiscal years 2011 and 2010 was a benefit of (59.5%) and (37.1%), respectively.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate.  Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, litigation charges, non-cash foreign currency transaction gains and losses and net losses/gains from asset dispositions. Adjusted EBITDA also excludes write-offs of project development costs. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of US Generally Accepted Accounting Procedures (“GAAP”) results to compare to the performance of other companies who also publicize this information. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by segment for April 30, 2011 and April 30, 2010:

	For the fiscal year ended April 30, 2011
	Colorado Grande	NG Washington I	NG Washington II	Corporate - Other	Total Operations
Revenues:
Gross revenues	$7,383,299	$19,827,813	$26,644,797	$1,250	53,857,159
Less promotional allowances	(1,890,721)	(1,339,333)	(2,598,226)	-	$(5,828,280)
Net revenues	5,492,578	18,488,480	24,046,571	1,250	48,028,879

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, and impairments)	5,166,667	14,699,965	22,363,459	4,271,500	46,501,591
Adjusted EBITDA	$325,911	$3,788,515	$1,683,112	$(4,270,250)	$1,527,288

	For the fiscal year ended April 30, 2010
	Colorado Grande	NG Washington I	Corporate - Other	Total Operations
Revenues:
Gross revenues	$7,094,192	$17,127,768	$621,916	$24,843,876
Less promotional allowances	(1,520,593)	(1,297,295)	-	(2,817,888)
Net revenues	5,573,599	15,830,473	621,916	22,025,988
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, and impairments)	5,246,817	13,260,378	4,476,283	22,983,478

Adjusted EBITDA	$326,782	$2,570,095	$(3,854,367)	$(957,490)

Adjusted EBITDA reconciliation for the three months and fiscal years ended April 30, 2011 and 2010:

Adjusted EBITDA reconciliation to net income (loss):
	For the quarter ended
	April 30, 2011	April 30, 2010

Net Income (loss)	$281,121	$(3,058,237)
Add:
Income tax expense (benefit)	190,504	(1,861,426)
Net interest expense	338,328	300,203
Gain on sale of assets	-	(16,511)
Depreciation and amortization	488,901	347,643
Impairments and write-offs	54,406	4,397,669
Adjusted EBITDA	$1,353,260	$109,341

Adjusted EBITDA reconciliation to net loss:
	For the fiscal year ended
	April 30, 2011	April 30, 2010

Net Loss	$(487,026)	$(4,748,782)
Add:
Income tax benefit	(714,729)	(2,795,321)
Net interest expense	1,251,099	861,132
Gain on sale of assets	(384,414)	(16,511)
Depreciation and amortization	1,807,952	1,344,323
Impairments and write-offs	54,406	4,397,669
Adjusted EBITDA	$1,527,288	$(957,490)

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for fiscal years 2011 and 2010:

	Fiscal Years Ended
	April 30, 2011	April 30, 2010
Cash provided by (used in):
Operating activities	$2,650,465	$985,493
Investing activities	$(210,052)	$(11,318,508)
Financing activities	$59,961	$(345,793)

Operating activities.  Net cash provided by operating activities during fiscal year 2011 improved $1.7 million compared to fiscal year 2010. This increase resulted from improved operating results of Washington I casinos and the acquisitions of the Washington II casinos.

Investing activities. Net cash used in investing activities during fiscal year 2011 decreased to $0.2 million cash used compared to $11.3 million used in during fiscal year 2010. The decrease of funds used is primarily due to the use of $11.1 million to acquire three mini casinos in fiscal 2010.  The $448,000 proceeds from sale of assets include the $384,000 received from the final Isle of Capri Black Hawk disbursement and $64,000 received from the sale of a right of way on the Colorado land held for sale.

Financing activities. Net cash provided by financing activities was $60,000 for fiscal year 2011 compared to $0.3 million net cash used in financing activities for fiscal year 2010. During fiscal year 2010, we acquired treasury stock at a cost of $0.2 million, and paid $0.2 million in loan issuance costs.  In 2011, we had net proceeds from short term loans of $43,000.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

  - capital requirements related to future acquisitions;
  - cash flow from acquisitions;
  - new management contracts;
  - working capital requirements;
  -  possible loss of Tukwila operation due to an ordinance that prohibits social card rooms as commercial businesses effective January 1, 2016, which management does not believe will have a material effect (see Regulations and Licensing);
  - obtaining funds via long-term debt instruments;
  - debt service requirements;  and
  - disposition of non-gaming related assets

At April 30, 2011, outstanding indebtedness was $15.1 million, of which $4.0 million is due May 2012, $5.1 million is due July 2012, and the remaining $6.0 million is due June 2013. We anticipate the acquired mini-casinos in Washington State will generate sufficient cash flows to service our debt.

The 268 acres in Black Hawk, CO is currently for sale. If the acreage is sold we will use the proceeds to reduce debt.

On April 30, 2011, excluding restricted cash of $0.9 million, we had cash and cash equivalents of $5.7 million. The restricted cash consists of approximately $0.9 million of player supported jackpots (PSJ) and $27,000 of reserve funds in accordance with the lending agreement for Washington II.

Our Consolidated Financial Statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting of the non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, repay or refinance our long-term debt and, acquire operations that generate positive cash flow, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt or selling core assets.

Indebtedness

Effective July 7, 2009, we issued a $6.0 million promissory note with our senior lender that replaced the $15.6 million loan agreement with the same lender. The principal bore interest at 10.0% per annum through June 30, 2010 then increased to 11% until the maturity date of June 30, 2013. The loan is secured by specific assets of the Company. As of April 30, 2011, we had $6.0 million in outstanding debt under the promissory note.   In May 2009, with the acquisition of the Washington I mini-casinos, we added $4.0 million in debt.  The principal bears interest at 7% per annum, is paid quarterly, and has a maturity date of May 12, 2012.  In July, 2010, we added $5.1 million in debt for the Washington II acquisition.  The principal bears interest at 30-day LIBOR plus 9%, with a 30 day LIBOR floor of 2% interest rate, is paid monthly, and has a maturity date of July 23, 2012.  Our total indebtedness at April 30, 2011 is $15.1 million.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements Issued

As of April 30, 2011, there are several new accounting standards and interpretations effective. Below is a discussion of significant standards that may impact us.

Consolidations

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE.  The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE.  The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE.  ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.  ASU 2009-17 was effective for us beginning May 1, 2010. Our adoption of ASU 2009-17 did not have a material effect on our financial statements.

Accruals for Casino Jackpot Liabilities

In April, 2010, the FASB issued ASU No. 2010-16, “Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities”. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Our current accounting policy conforms to the new guidance and as such we do not expect the adoption to have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)            Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management, including our CEO and CFO, has concluded that the internal control over financial reporting was effective as of April 30, 2011.

(c)           Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm.

This annual report does not include an attestations report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only Management’s report in this annual report.

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

The other information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

Included in Part II of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2011 and April 30, 2010
Consolidated Statements of Operations for fiscal years ended April 30, 2011 and April 30, 2010
Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2011 and April 30, 2010
Consolidated Statements of Cash Flows for fiscal years ended April 30, 2011 and April 30, 2010
Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)	3. Exhibits

INDEX TO EXHIBITS
EXHIBIT NUMBER	DESCRIPTION
3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001)

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002)

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004)

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007)

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the Company’s From 10-QSB filed August 14, 2002)

3.3	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s Form 8-K filed July 27, 2007)

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A, file no. 333-79867)

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8, file no. 333-126027)

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on April 14, 2009, file no. 333-158576)

4.4	Nevada Gold & Casinos, Inc.’s 2010 Employee Stock Purchase Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on October 12, 2010, file no. 333-169892)

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

10.20
Guaranty dated July 23, 2010 among NG Washington, LLC and NG Washington II, LLC, as guarantors, and Fortress Credit Corp., as agent for the lenders (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 28, 2010)

10.21
Asset Purchase Agreement dated May 20, 2011 among 3Point, Inc., as seller, Geordie Sze, as stockholder, and NG Washington III, LLC, as purchaser (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 23, 2011)

10.22 (+)	Employment Agreement dated January 24, 2011 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2011)

10.23 (+)	Employment Agreement dated February 4, 2011 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed February 4, 2011)

10.24 (+)	Employment Agreement dated April 14, 2011 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2011)

23.1(*)	Consent of Independent Registered Public Accounting Firm

31.1(*)	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2(*)	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+             Management contract or compensatory plan, or arrangement.
*             Filed herewith.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn
Chief Financial Officer

Date: July 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s /WILLIAM J. SHERLOCK
William J. Sherlock	Chairman of the Board of Directors	July 13, 2011
/s/ WILLIAM G. JAYROE
William G. Jayroe	Director	July 13, 2011
/s/ FRANK CATANIA
Frank Catania	Director	July 13, 2011
/s/ FRANCIS M. RICCI
Francis M. Ricci	Director	July 13, 2011
/s/ WAYNE H. WHITE
Wayne H. White	Director	July 13, 2011
/s/ ROBERT B. STURGES	Director and Chief Executive Officer (principal executive officer)	July 13, 2011
Robert B. Sturges

/s/ JAMES J. KOHN	EVP and Chief Financial Officer (principal financial officer and principal accounting officer)	July 13, 2011
James J. Kohn

Index to Consolidated Financial Statements
Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 13, 2011

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets
.
	April 30,	April 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$5,656,110	$3,155,736
Restricted cash	944,359	5,266,938
Accounts receivable	571,032	66,822
Prepaid expenses	785,975	475,262
Income tax receivable	176,750	1,750,374
Other current assets	326,620	155,796
Total current assets	8,460,846	10,870,928

Investments in development projects	189,692	1,418,789
Real estate held for sale	3,373,966	3,437,932
Notes receivable - development projects, net of allowances	1,700,000	1,700,000
Goodwill	16,187,898	10,243,362
Identifiable intangible assets, net of accumulated amortization of $1,852,553 and $729,000 at April 30, 2011 and April 30, 2010, respectively	7,361,298	5,101,800
Property and equipment, net of accumulated depreciation of $3,642,277 and $2,978,679 at April 30, 2011 and April 30, 2010, respectively	4,971,195	3,473,051
Deferred tax asset	2,200,643	1,848,419
BVO receivable	4,000,000	4,000,000
Other assets, net of allowances	574,339	376,938
Total assets	$49,019,877	$42,471,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,603,250	$1,060,017
Accrued interest payable	118,024	70,000
Other accrued liabilities	1,686,637	687,819
Other current liabilities	100,000	—
Long-term debt, current portion	54,148	—
Total current liabilities	3,562,059	1,817,836

Long-term debt, net of current portion	15,076,507	10,000,000
Other liabilities	15,683	30,944
Total liabilities	18,654,249	11,848,780

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.12 par value per share: 50,000,000 shares authorized; 13,968,210 and 13,935,330 shares issued and 12,797,010 and 12,764,130 shares outstanding at April 30, 2011, and April 30, 2010, respectively	1,676,185	1,672,240
Additional paid-in capital	20,086,236	19,859,966
Retained earnings	18,977,946	19,464,972
Treasury stock, 1,171,200 shares at April 30, 2011 and April 30, 2010, at cost	(10,369,200)	(10,369,200)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	30,365,628	30,622,439
Total liabilities and stockholders' equity	$49,019,877	$42,471,219

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations

	Fiscal Years Ended
	April 30,	April 30,
	2011	2010
Revenues:
Casino	$41,929,902	$18,822,900
Food and beverage	10,043,167	4,534,744
Other	1,884,090	865,264
Management fees	-	620,968
Gross revenues	53,857,159	24,843,876
Less promotional allowances	(5,828,280)	(2,817,888)
Net revenues	48,028,879	22,025,988
Operating expenses:
Casino	20,643,008	8,562,284
Food and beverage	4,153,342	2,851,635
Marketing and administrative	13,102,688	5,564,288
Facility	3,033,321	1,070,933
Corporate expense	3,757,323	4,216,475
Legal expenses	497,489	241,468
Depreciation and amortization	1,807,952	1,344,323
Impairment of assets	-	4,347,183
Write-off of project development cost	54,406	50,486
Excise taxes	1,024,684	362,402
Other	289,736	113,993
Total operating expenses	48,363,949	28,725,470
Operating loss	(335,070)	(6,699,482)
Non-operating income (expenses):
Gain on sale of equity investments, net	384,414	16,511
Interest income	173,436	192,708
Interest expense	(1,379,535)	(866,034)
Amortization of loan issue costs	(45,000)	(58,972)
Loss on extinguishment of debt	-	(128,834)
Loss before income tax benefit	(1,201,755)	(7,544,103)
Income tax benefit
Current	(362,505)	(1,546,698)
Deferred and change in valuation allowance	(352,224)	(1,248,623)
Total income tax benefit	(714,729)	(2,795,321)
Net loss	$(487,026)	$(4,748,782)

Per share information:
Net loss per common share - basic	$(0.04)	$(0.37)
Net loss per common share - diluted	$(0.04)	$(0.37)

Basic weighted average number of shares outstanding	12,766,382	12,878,240
Diluted weighted average number of shares outstanding	12,766,382	12,878,240

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance at April 30, 2009	13,935,330	$1,672,240	$19,297,560	$24,213,754	$(10,216,950)	$—	$34,966,604
Net Loss	—	—	—	(4,748,782)	—	—	(4,748,782)
Unrealized loss on securities available for sale, net of tax benefit	—	—	—	—	—	(5,539)	(5,539)
Comprehensive loss							(4,754,321)
Stock repurchased at cost			—	—	(152,250)	—	(152,250)
Stock based compensation	—	—	562,406	—	—	—	562,406
Balance at April 30, 2010	13,935,330	$1,672,240	$19,859,966	$19,464,972	$(10,369,200)	$(5,539)	$30,622,439
Net Loss	—	—	—	(487,026)	—	—	(487,026)
Comprehensive loss							(487,026)
Employee stock plan purchases	32,880	3,945	28,051	—	—	—	31,996
Stock based compensation	—	—	198,219	—	—	—	198,219
Balance at April 30, 2011	13,968,210	$1,676,185	$20,086,236	$18,977,946	$(10,369,200)	$(5,539)	$30,365,628

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	April 30,	April 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(487,026)	$(4,748,782)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,807,952	1,344,323
Stock based compensation	198,219	562,406
Write-off of project development costs	54,406	50,486
Impairment of assets	-	4,347,183
Amortization of deferred loan issuance costs	45,000	58,972
Gain on sale of equity investments, net	(384,414)	(16,511)
Loss on extinguishment of debt	-	128,834
Deferred income tax benefit	(352,224)	(1,248,623)
Changes in operating assets and liabilities:
Receivables and other assets	415,475	(307,536)
Accounts payable and accrued liabilities	1,353,077	814,741
Net cash provided by operating activities	2,650,465	985,493

Cash flows from investing activities:
Capitalized development costs	(99,040)	(1,384,855)
Purchase of property and equipment	(4,881,970)	(11,766,715)
Proceeds from sale of assets	448,379	-
Collections of notes receivable - affiliates	-	1,100,000
Net deductions of restricted cash	4,322,579	733,062
Net cash used in investing activities	(210,052)	(11,318,508)
Cash flows from financing activities:
Net proceeds on short term loans	43,227	-
Employee stock plan purchases	31,996	-
Acquistion of treasury stock at cost	-	(152,250)
Deferred loan issuance costs	-	(180,000)
Payments on capital lease	(15,262)	(13,543)
Net cash provided by (used in) financing activities	59,961	(345,793)

Net increase (decrease) in cash and cash equivalents	2,500,374	(10,678,808)
Cash and cash equivalents at beginning of period	3,155,736	13,834,544
Cash and cash equivalents at end of period	$5,656,110	$3,155,736

Supplemental cash flow information:
Cash paid for interest	$1,373,761	$810,000
Income tax payments	$-	$-

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$5,187,429	$4,000,000
Unrealized loss on marketable securities	$-	$(5,539)

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Notes to Consolidated Financial Statements

Note 1.    Background and Basis of Presentation

Background

Nevada Gold & Casinos, Inc. (“we”), a Nevada corporation, was formed in 1977 and since 1994, has primarily been a gaming company involved in gaming projects and gaming operations. Our gaming operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Washington. Our business strategy will continue to focus on gaming projects.

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

Note 2.    Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity and record the portion we do not own as non-controlling interest. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control the policies and decisions of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results can, and often do, differ from those estimates.

Fair Value

U. S. generally accepted accounting principles defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are as follows:

Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the assets and liabilities.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At April 30, 2011 and 2010, we had two notes receivable, as well as the BVO receivable, outstanding. These notes were issued in connection with a potential gaming project. Management performs periodic evaluations of the collectibility of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.  The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

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

Real Estate Held for Sale

Real estate held for sale consists of undeveloped land located in and around Black Hawk, Colorado and related development costs and capitalized interest. Property held for sale is carried at the lower of cost or net realizable value.

Property and Equipment

Expenditures for property and equipment are capitalized at cost. We depreciate property and equipment over their respective estimated useful lives, ranging from three to thirty years, using the straight-line method. When items are retired or otherwise disposed of, a gain or loss is recorded for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to earnings, and replacements and betterments are capitalized.

Property and equipment at April 30, 2011 and 2010 consist of the following:

			Estimated
	April 30,	April 30,	Service Life
	2011	2010	in Years
Leasehold improvements	$1,895,327	$872,754	7-25
Gaming equipment	2,475,516	2,130,607	3-5
Furniture and office equipment	2,500,629	1,704,469	3-7
Building and improvements	1,612,250	1,612,250	15-30
Land	129,750	129,750
Construction in Progress	-	1,900
	8,613,472	6,451,730
Less accumulated depreciation	(3,642,277)	(2,978,679)

Property and equipment, net	$4,971,195	$3,473,051

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

We use earnings before interest, taxes, depreciation, amortization, non-cash goodwill and other long-lived asset impairment charges, non-cash foreign currency transaction gains and losses, and net losses/gains from asset dispositions (“EBITDA”) as the measure for future earnings in our impairment test.  Management estimates future adjusted EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of adjusted EBITDA rates based on industry standards ranging from 5.5 to 7.5 times adjusted EBITDA when we estimated fair values of our casinos as of April 30, 2011

We considered the impact of adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of April 30, 2011.

During the 2010 fiscal year there were significant declines in the U.S. economies and in casino industry overall, which led to declines in our revenues, margins and cash flows. Our sales and profitability declined throughout the year. We considered the impact of these significant adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of April 30, 2010. The estimated fair values of our reporting unit were negatively impacted by significant reduction in estimated cash flows for the income approach.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 30, 2011 and 2010 was approximately $1,612,000 and $844,000, respectively.

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

	Fiscal Year Ended	Fiscal Year Ended
	April 30, 2011	April 30, 2010
Food and beverage	$3,754,336	$1,120,638
Other	29,261	13,601

Total cost of complimentary services	$3,783,597	$1,134,239

Accrued Jackpot Liability

We accrue slot jackpot liability as games are played under a matching concept of coin-in.  In addition, as of April 30, 2011 and April 30, 2010, we also maintain approximately $918,000 and $267,000, respectively, in accrued Player Supported Jackpot liability, which are progressive games that customers fund and when a jackpot is hit it is paid from reserved funds.

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

We adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) which is now codified under Accounting Standard Codification (“ASC”) Topic 740, effective April, 30, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. Should interest and penalty be incurred as a result of a review of our income tax returns, we will record the interest and penalty in accordance with FIN 48.

Stock-Based Compensation

Under ASC Topic 718, “Compensation - Stock Compensation,” the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term of the option is an estimate of the time that the option is expected to be outstanding and is based on our historical experience. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. Total stock-based compensation for the years ended April 30, 2011 and 2010 was $198,219 and $562,406, respectively.

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

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2011 and 2010, we did not record any accrued litigation liability.

New Accounting Pronouncements

As of April 30, 2011, there are several new accounting standards and interpretations effective. Below is a discussion of significant standards that may impact us.

Consolidations

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE.  The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE.  The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE.  ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.  ASU 2009-17 was effective for us beginning May 1, 2010. Our adoption of ASU 2009-17 did not have a material effect on our financial statements.

Accruals for Casino Jackpot Liabilities

In April, 2010, the FASB issued ASU No. 2010-16, “Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities”. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Our current accounting policy conforms to the new guidance and as such we do not expect the adoption to have a material effect on our financial statements.

Note 3.    Restricted Cash

As of April 30, 2011, we maintained approximately $944,000 in restricted cash, which includes $918,000 of Player Supported Jackpot funds which are progressive games that customers fund.  When a jackpot is hit it is paid from these funds.  We also maintained approximately $27,000 of insurance and tax reserve funds in accordance with a lending agreement.  During the year ended April 30, 2011, we used the $5,000,000 Project Fund for the acquisition of six mini-casinos in Washington State.

Note 4.    Investments in Development Projects

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
	(Percent)
Nevada Gold Speedway, LLC (1)	100	100	$163,692	$90,652
NG Washington II, LLC (2)	100	100	-	1,273,731
Nugget (3)	100	-	26,000	-
Other (4)			-	54,406
Total investments– development projects			$189,692	$1,418,789

(1)	Deposit and acquisition costs related to management and technical services contract for development of Las Vegas Speedway Casino and Hotel.
(2)	Refundable deposits and license costs incurred for acquisition of Washington II; this transaction closed on July 23, 2010 (see Note 7).
(3)	Costs incurred with acquisition of 1% of the Nugget Casino in Reno, Nevada to obtain a Nevada gaming license.
(4)	Development cost incurred for other development projects.

Investments in Unconsolidated Affiliates

Route 66 Casinos, L.L.C.

We were a 51% owner of Route 66 Casinos, LLC and American Heritage, Inc., d/b/a The Gillmann Group (“The Gillmann Group”) was the 49% owner. We used the equity method of accounting to account for our investment in Route 66 Casinos. Our investment, which was started in April 2002, was stated at cost, adjusted for our undistributed earnings or losses of the project since inception. We did not record earnings from Route 66 Casinos for all of fiscal years 2009 or 2008. During fiscal years 2009 and 2008, we did not receive any cash distributions from Route 66 Casinos. On March 28, 2008, the Company was awarded a judgment against the Gillman Group for which we were to receive $4.6 million. We signed a Settlement Agreement with The Gillmann Group and related parties as of April 15, 2008 (see Note 17). As a result, our investment in Route 66 Casinos was $0 as of April 30, 2011 and  2010.

We received $1 million in May, 2008, and $1.3 million in June, 2008.  There was an offsetting $0.7 million liability previously netted against the remaining $2.3 million balance, resulting in a net balance of $1.6 million.  The remaining $2.3 million was due April 15, 2010. We did not receive payment as of April 30, 2010 and as a result, we have established a $1.6 million valuation allowance for the total net receivable.  We are pursuing various legal steps to collect the receivable (See Note 17).

Land Held for Sale

Gold Mountain Development, L.L.C.

Through our wholly-owned subsidiary, Gold Mountain Development, L.L.C. (“Gold Mountain”), we own approximately 268 acres of land in the vicinity of Black Hawk, Colorado which is located in an Environmental Protection Agency National Priorities list area. In November 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. The new road is adjacent to a portion of our acreage. Our capitalized development costs were $3,373,966 and $3,437,932 as of April 30, 2011 and 2010, respectively. During fiscal year 2011 and 2010, we did not capitalize any development costs. No interest was capitalized in fiscal year 2011 or 2010. This asset is held for sale and has been presented accordingly in our balance sheets as of April 30, 2011 and 2010.  The land is carried at cost which we believe is less than its net realizable value.

Note 5.    Notes and BVO Receivable

Notes Receivable - Development Projects

Big City Capital, LLC

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During fiscal 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2011 and 2010, our balance sheet reflects notes receivable of $1.7 million, net of a $1.5 million allowance, related to the development of gaming/entertainment projects from Big City Capital.  This balance has a due date of December 31, 2014.

Recent conversations with the principal of Big City Capital and an independent third party investment banking firm indicate the project is progressing. Our management has previously worked with the investment banking firm. As of the filing date of this document, we do not believe this asset is further impaired, however, the repayment of these loans will be largely dependent upon the ability to obtain financing for the development project and/or the performance of the development project.

BVO Receivable

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development” or “BVD”) which plans to develop a casino hotel facility for a Native American tribe in Amador County, California.  Effective November 25, 2008, we sold our 40% interest in BVD to B. V. Oro, LLC (BVO), which is owned by our former partner and related parties, for $16 million cash and a $4 million receivable from BVO which is due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due.  The developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project, which is expected in the next fiscal year.  Should the proceeds of this loan repayment be insufficient to pay off our receivable, the remainder is due from BVO no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable accrues interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties.  In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO. As of April 30, 2011, the opening date continues to be uncertain. Recent conversations with the principal of BVO indicate the project is progressing.  We have had independent conversations with the investment bank who has expressed confidence that the funds necessary to complete the project will be raised.  Our management has previously worked with the investment banking firm and believe the project is likely to be completed and the note will be collected.

As of the filing date of this document, the Company does not believe this asset is impaired, however, should the casino not be developed, the collectability of this receivable cannot be assured.

Note 6.    Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations for the fiscal years ended April 30, 2011 and 2010 are as follows:

	April 30, 2011	April 30, 2010
$6.0 million promissory note, 10% through June 30, 2010, 11% interest until maturity at June 30, 2013	$6,000,000	$6,000,000

$5.1 million note payable, LIBOR plus 9% interest, maturing July 23, 2012	5,070,000	-

$4.0 million promissory note, 7% interest, maturing May 12, 2012	4,000,000	4,000,000

IGT note, 8% interest, maturing May 16, 2012	23,818	-

Williams Gaming note, 8% imputed interest, maturing November 18, 2011	36,837	-

Total	15,130,655	10,000,000
Less: current maturities	(54,148)	-
Long-term debt, less current maturities	$15,076,507	$10,000,000

On July 7, 2009, we entered into an Amended and Restated Security Agreement (the “ARSA”), and supporting documents, with our principal lender which replaced our previous loan agreement with this lender.  Pursuant to the ARSA, we extended our long term debt in the principal amount of $6.0 million and granted a security interest in, and pledged certain collateral.  Interest payments on the amount owed was made monthly at an annual rate of 10% through June 2010 and 11% thereafter, with the principal amount payable on June 30, 2013.  Under the terms of the ARSA, the $6.0 million may only be utilized for future acquisitions by us and may be repaid at any time without penalty.  We used the funds to acquire six mini-casinos in July 2010 (See Note 7). We recorded a loss on extinguishment of debt of $128,834 as a result of the revised loan agreement, representing the remaining unamortized deferred loan issue costs.  Loan issue costs recorded with the ARSA were $180,000, of which $82,500 was amortized as of April 30, 2011.

On May 12, 2009, our wholly owned subsidiary, NG Washington, LLC (“Washington I”), issued a $4.0 million promissory note with Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC, the sellers of the three Washington I mini-casinos in Washington State acquired by us.  As security for the promissory note, NG Washington, LLC granted a security interest in, and pledged certain collateral to the sellers.  Interest payments on the amount are made quarterly at an annual rate of 7%, with the principal amount payable on or before May 12, 2012, without any penalty.

In addition, the Washington I properties have a $150,000 line of credit, of which $50,000 was unused at April 30, 2011.  It has a one year cycle, and during fiscal 2011 and 2010 interest of $5,757 and $1,271, respectively, was paid on the principal drawn.

On July 23, 2010, our wholly-owned subsidiary, NG Washington II, LLC, purchased six additional mini-casinos pursuant to an asset purchase agreement with Grant-Thornton, Ltd., (the “Receivers”), in its capacity as a court-appointed receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc., and Silver Dollar Mill Creek, Inc.,  for $11.07 million, $6.0 million was paid in cash and $5.07 million is financed pursuant to a credit agreement between NG Washington II Holdings, LLC., our wholly owned subsidiary, and Fortress Credit Corp., as an agent for the lenders.  Two promissory notes, issued pursuant to the credit agreement, are due July 23, 2012, and bear an interest rate based on the 30 day LIBOR at the end of each calendar month, plus 9%, with a 30 day LIBOR floor of 2.0%.  Interest is due monthly.   The terms of the credit agreement contain, among others, customary events of default, including nonpayment when due of principal or any interest or fees or other amounts owing within specified grace periods, and failure to comply with certain affirmative or negative covenants, including certain financial covenants.  We have the option to extend the promissory notes for an additional year if specific covenants are met as of July 23, 2012.  At April 30, 2011, we were in compliance with all such covenants.

The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

Fiscal Year Ending

2012	$54,148
2013	9,076,507
2014	6,000,000
2015	-
2016	-
Total	$15,130,655

Note 7. Acquisition

Washington II

On July 23, 2010, we through our wholly owned subsidiary, NG Washington II, LLC, acquired six additional casinos, and the leasehold to the related administrative office, in the state of Washington. The casinos are the Silver Dollar Casino in SeaTac, the Silver Dollar Casino in Renton, the Silver Dollar Casino in Bothell, the Club Hollywood Casino, located in Shoreline, the Royal Casino, located in Everett, and the Golden Nugget Casino, located in Tukwila (collectively, “Washington II”). All of the Washington II casinos are located in western Washington State.  We acquired the Washington II casinos through bankruptcy proceedings for $11.07 million, $6.0 million which was paid in cash to the Receiver and $5.07 million financed pursuant to a credit agreement between NG Washington II Holdings, LLC, and Fortress Credit Corp., as an agent for the lenders.  Two promissory notes, issued pursuant to the credit agreement, are due July 23, 2012, and bear an interest rate based on the 30-day LIBOR at the end of each calendar month, plus 9%, with a 30-day LIBOR floor of 2.0%.  Interest is due monthly.   The terms of the credit agreement contain, among others, customary events of default, including nonpayment when due of principal or any interest or fees or other amounts owing within specified grace periods, and failure to comply with certain affirmative or negative covenants, including certain financial covenants. We have the option to extend the promissory notes for an additional year if specific covenants are met as of July 23, 2012. The current liabilities assumed were primarily gaming based payables, such as Player’s Club points. We were able to purchase these casinos, combine overhead operations with Washington I, reduce expenses, and operate all nine casinos with more efficiency.  For example, we reduced the previous owner’s administration office headcount from 26 to 11, eliminating several management positions, and integrated the 11 with the administrative staff of 5 who were operating the original three operating units acquired by us in May, 2009.   We acquired these casinos, along with the three described below, in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is attributable to the synergies expected to arise from combining the operations of the acquired casinos with our three other Washington owned  properties, as well as other intangible assets that do not qualify for separate recognition.  The purchase price was allocated to the assets acquired and liabilities assumed based on our management’s estimate of their fair value on the date of acquisition.  Closing costs of $99,000 and legal costs of $105,000 related to the acquisition are included in the consolidated statement of operations in marketing and administrative and legal, respectively. A summary of the purchase price allocated, is as follows:

(000’s)
Current assets and liabilities, net	$(146)
Property and equipment	1,888
Customer relationships	3,383
Goodwill	5,945

Purchase price	$11,070

The pre-tax results of operations of  $1,106,000, which includes depreciation and amortization of $577,000, as well as closing costs, pre-opening expenses, and severance pay totaling an additional $830,000, have been included in our consolidated statements of operations since the date of the acquisition of July 23, 2010. At April 30, 2011, goodwill acquired was approximately $5,945,000, all of which is expected to be deductible for tax purposes.  Combining these properties with our other properties results in pro-forma net revenues of $54,848,000 and $53,059,000 and pro-forma net loss of ($701,000) and ($4,308,000) for the years ended April 30, 2011 and 2010, respectively.

The following pro-forma combined statement of operations of our and Washington II casinos are presented to give effect to the acquisition, excluding Washington II Casinos assets and operating results that were not acquired, as if it had occurred on May 1, 2010. With respect to the pro-forma statement of operations it is derived by combining the individual monthly statement of operations of the six casinos we acquired from May 1, 2010 to July 22, 2010, along with the audited statement of operations for Nevada Gold for the year ended April 30, 2011.  Although we believe that the unaudited financial information provided to us by the Receiver are reasonably accurate, any and all of the pro-forma statements in this report and any other public statements that are made may prove to be incorrect.  This may occur as a result of inaccurate information provided by the Receiver or a consequence of known or unknown risks and uncertainties.  Consequently, actual numbers may differ materially from those presented in the pro-forma statements.  In light of these and other uncertainties, you should not regard the inclusion of the pro-forma statements in this report or other public communications that we might make as a representation of audited financial information, and you should not place undue reliance on such pro-forma statements.

Nevada Gold & Casinos, Inc.
Pro-forma Statement of Operations for the Twelve Month
Period Ended April 30, 2011

		Operating
		Results of the
		acquired
		Washington II
		Casinos for the
	Nevada Gold	period of May 1,
	as	2010 through		Pro-forma
	reported in	July 22, 2010	Pro-forma	Statement of
	Form 10-K	(unaudited)	Adjustments	Operations
Revenues:
Casino	$41,929,902	$5,950,401	$-	$47,880,303
Food and beverage	10,043,167	1,546,625	-	11,589,792
Other	1,884,090	282,465	-	2,166,555
Gross revenues	53,857,159	7,779,491	-	61,636,650
Less promotional allowances	(5,828,280)	(960,334)	-	(6,788,614)
Net revenues	48,028,879	6,819,157	-	54,848,036

Operating expenses:
Casino	20,643,008	4,042,868	-	24,685,876
Food and beverage	4,153,342	1,331,879	-	5,485,221
Marketing and administrative	13,102,688	125,267	-	13,227,955
Facility	3,033,321	698,926	-	3,732,247
Corporate expense	3,757,323	447,599	-	4,204,922
Legal expenses	497,489	5,000	-	502,489
Depreciation and amortization	1,807,952	143,207	109,893	2,061,052
Write-off of project development costs	54,406	-	-	54,406
Excise taxes	1,024,684	-	-	1,024,684
Other	289,736	81,132	-	370,868
Total operating expenses	48,363,949	6,875,878	109,893	55,349,720
Operating loss	(335,070)	(56,721)	(109,893)	(501,684)
Non-operating income (expenses):
Gain on sale equity investees and assets	384,414	-	-	384,414
Interest income	173,436	-	(1,637)	171,799
Interest expense	(1,379,535)	-	(126,819)	(1,506,354)
Amortization of loan issue costs	(45,000)	-	-	(45,000)
Loss before income tax benefit	(1,201,755)	(56,721)	(238,349)	(1,496,825)
Income tax benefit
Current	(362,505)	-	-	(362,505)
Deferred and change in valuation allowance	(352,224)	-	(81,039)	(433,263)
Total income tax benefit	(714,729)	-	(81,039)	(795,768)
Net loss	$(487,026)	$(56,721)	$(157,310)	$(701,057)

Per share information:
Net loss per common share- basic	$(0.04)	$(0.00)	$(0.01)	$(0.05)
Net loss per common share- diluted	$(0.04)	$(0.00)	$(0.01)	$(0.05)

Basic weighted average number of shares outstanding	12,766,382	12,766,382	12,766,382	12,766,382
Diluted weighted average number of shares outstanding	12,766,382	12,766,382	12,766,382	12,766,382

Nevada Gold & Casinos, Inc.

Pro-forma adjustments to give effect to the acquisition as if it occurred as of May 1, 2010 (the first day of fiscal 2011)

	Debit	Credit
Reduce interest income for the use of cash to purchase casinos for 84 days at 0.18%
Interest income	$2,046
Cash		$2,046

To account for interest expense on $5,070,000 long-term debt at 11.0% for 84 days
Interest expense	$126,819
Cash		$126,819

To amortize Customer Relationship intangible asset over 7 years for 84 days
Amortization of intangible assets expense	$109,893
Accumulated amortization of intangible assets		$109,893

To account for interest on $1 million deposit made to acquire casinos for 84 days at 0.18%
Cash	$409
Interest income		$409

To account for Federal income tax at 34% of pro-forma pre-tax operating adjustments
Deferred tax asset	$81,039
Income tax expense-deferred		$81,039

Washington I

On May 12, 2009, we, through our wholly-owned subsidiary, NG Washington, LLC, acquired certain assets and liabilities of Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC for a purchase price of $15,962,200, including $212,000 of costs directly associated with the acquisition that were expensed at the end of fiscal year 2010. The acquisition was financed with cash and a note to the sellers for $4 million. The acquisition was accounted for as a purchase business combination in accordance with ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of fair value on the date of acquisition, which is based on an appraisal performed by an independent third party.  Closing costs of $32,000 related to the acquisition are included in the consolidated statement of operations in marketing and administrative.  The final purchase price allocation, is as follows:

(000’s)
Current assets and liabilities, net	$(11)
Property and equipment	2,400
Customer relationships	2,951
Trade names	1,862
Noncompete	1,018
Goodwill	7,530
Purchase price	$15,750
.
At April 30, 2011 and 2010, goodwill acquired was $7,530,000, all of which is expected to be deductible for tax purposes.  Goodwill is attributable to synergies expected to rise from combining current operations with the operations of the acquired casinos as well as other intangible assets that do not qualify for separate recognition.

Net revenues of $5,726,000 and results of operations of $1,640,000 have been included in consolidated statement of operations for the year ended April 30, 2010, since the date of the acquisition.

Note 8.  Goodwill and Intangible Assets

In connection with our acquisition of the Colorado Grande casino on April 25, 2005, and the acquisitions of the Washington casinos on May 12, 2009 and July 23, 2010 (see Note 7), we have goodwill with an indefinite useful life and identifiable intangible assets of $23.5 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for 2011 is as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2010	$16,074	$10,243	$5,831
Prior year amortization	(729)	-	(729)
Acquired during the year	9,328	5,945	3,383
Impairment	-	-	-
Accumulated amortization (current year)	(1,124)	-	(1,124)
Balance as of April 30, 2011	$23,549	$16,188	$7,361

The $5.9 million increase in goodwill and the $3.4 million increase in other intangibles from April 30, 2010 to April 30, 2011 is the result of recording the intangibles for the acquisitions of the Washington II mini-casinos acquired during fiscal 2011.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of amortizable other intangible assets follow (in thousands):

	As of April 30, 2011
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$6,334	$(1,188)
Non-compete agreements	1,018	(665)
Trade Names	1,862	-
Total	$9,214	$(1,853)

The estimated future annual amortization of intangible assets for each of the next five years is as follows (in thousands):

For the fiscal year	Amount
2012	$1,244
2013	919
2014	905
2015	905
2016	905
Thereafter	621
Total	$5,499

The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 5.0 years.

Note 9.    Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates. Deferred tax assets for net operating loss carryforwards (“NOLs”) are recorded. As of April 30, 2011 and 2010, we have state NOLs of $1,717,000 and $1,592,000, respectively, which expire in 2025.  As of April 30, 2011 we also have $2.2 million federal NOLs which expire in 2031.

As of April 30, 2011 and 2010, we had deferred tax assets as a result of the future tax benefit attributable to timing differences, determined by applying the enacted statutory rate of 34.0%. We recorded a deferred tax asset in connection with tax credit carryforwards, compensation expense in connection with the issuance of stock options, and impairment charges for goodwill and receivables. We recorded a deferred tax liability for the excess of tax deductible amortization of intangibles over the recorded amortization for book purposes.

The unusually high tax benefit rate in fiscal 2011 resulted from the receipt of a federal tax refund of approximately $186,000 in excess of the estimated amount, recognition of a $176,750 receivable for an estimated state tax refund and the recognition of a valuation allowance on deferred tax assets of $32,309. The federal refund related to the carryback of our fiscal 2010 loss to our 2008 federal income tax return which was impacted by the 1% surtax paid on taxable income in excess of $10 million during the carryback period. The state tax refund is due to the impact on state tax returns of adjustments made to our federal returns for tax years 2007 and 2008 which is the result of a current year examination by the Internal Revenue Service. The valuation allowance was established to reflect management’s assessment that it is more likely than not that certain tax assets will not be realized.

Deferred tax assets and liabilities at April 30, 2011 and 2010 are comprised of the following:

	April 30, 2011	April 30, 2010
Deferred tax assets:
Net operating loss carryforwards	$743,843	$47,705
Fixed assets	235,176	432,235
Stock options	542,954	482,477
Impairment of notes receivable and goodwill	1,464,050	1,140,633
Other	1,728	52,545
Total deferred tax assets	2,987,751	2,155,595
Deferred tax liabilities:
Amortization of intangibles	(838,612)	(307,176)
Revenue not recognized for tax reporting and other	83,813	-
Total deferred tax liabilities	(754,799)	(307,176)
Net deferred tax assets before valuation allowance	2,232,952	1,848,419
Valuation allowance	(32,309)	-
Net deferred tax assets	$2,200,643	$1,848,419

Reconciliations between the statutory federal income tax expense rate of 34.0% in 2011 and 2010 and our effective income tax rate as a percentage of income before income tax benefit is as follows:

	Years Ended
	April 30, 2011		April 30, 2010
	Percent	Dollars	Percent	Dollars

Income tax benefit at statutory federal rate	(34.0)	$(408,597)	(34.0)	$(2,564,995)
State taxes	(0.5)	(5,670)	(0.1)	(7,959)

Permanent differences:

Filed return to financial statement provision (permanent true-up of book balance to return)	-	-	(3.0)	(222,367)
Federal refund in excess of amount recorded	(15.5)	(186,780)	-	-
State tax refund resulting from amendments to federal return	(14.7)	(176,750)	-	-
Change in valuation allowance on deferred tax assets	2.7	32,309	-	-
Other	2.5	30,759	-	-
Effective income tax rate	(59.5)	$(714,729)	(37.1)	$(2,795,321)

In addition to our federal income tax return, we file income tax returns in various state jurisdictions.  We are no longer subject to tax examinations by federal or state tax authorities prior to 2008.  The examination of our federal income tax returns for 2007 and 2008 was completed in April, 2010.  The results of the audit did not have a material effect on our financial position or results of operations.  Our federal tax returns for years after 2009 remain subject to examination.

Note 10.  Equity Transactions, Stock Option Plan and Warrants

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “1999 Plan”), provided for the granting of awards to our directors, officers, employees and independent contractors.  The 1999 Plan expired in January, 2009 and was replaced with a new plan described below.  The number of shares of common stock reserved for issuance under the 1999 Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions.

On April 14, 2009, our shareholders approved the 2009 Equity Incentive Plan (the “2009 Plan”).  The number of shares with respect to which awards may be granted under the 2009 Plan is 1,750,000 shares.  The 2009 Plan is similar to the 1999 Plan in most respects and continues to provide for awards which may be made subject to time based or performance based vesting.  Under the 2009 Plan the Committee is authorized to grant the following types of awards:

•      Stock Options including Incentive Stock Options (“ISO”)
•      Options not intended to qualify as ISO’s
•      Stock Appreciation Rights
•      Restricted Stock Grants.

To date, the Committee has only awarded stock options and restricted stock under both plans. Our practice has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to fiscal year 2006 under the 1999 Plan generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 3, 5 or 10 year terms and vest  in two or three equal annual installments, with some options grants providing for immediate vesting for a portion of the grant.

A summary of activity under our share-based payment plans for the years ended April 30, 2011 and 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Year)
Outstanding at April 30, 2009	1,136,000	$2.54
Granted	430,000	1.25
Exercised	-
Forfeited or expired	(110,000)	7.70

Outstanding at April 30, 2010	1,456,000	$1.77	4.93

Exercisable at April 30, 2010	1,326,000	$1.76	5.04

Outstanding at April 30, 2010	1,456,000	$1.77
Granted	340,000	0.98
Exercised	-
Forfeited or expired	(20,000)	1.25

Outstanding at April 30, 2011	1,776,000	$1.62	4.90

Exercisable at April 30, 2011	1,536,833	$1.69	4.49

Available for grant at April 30, 2011	1,010,000

The weighted-average grant-date fair value of options granted during the years ended April 30, 2011, and April 30, 2010 was $.98 and $1.07, respectively. There were no stock options or warrants exercised during the years ended April 30, 2011, and April 30, 2010.  As of April 30, 2011, there was a total of $62,679 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average of approximately 0.67 year.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended	Year Ended
	April 30, 2011	April 30, 2010

Expected volatility	195.9%	143.5%
Expected term (years)	10	4.00
Expected dividend yield	-	-
Risk-free interest rate	3.08%	1.63%

Under ASC Topic 718, “Compensation - Stock Compensation,” the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term of the option is the period of time that the option is expected to be outstanding and is based on our historical experience.  The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award.

On October 11, 2010, the shareholders approved our 2010 Employee Stock Purchase Plan (the “2010 Plan”) which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of the Company's Common Stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the common stock on each purchase date.  The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, the Board of Directors amended the 2010 Plan effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation.  The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January 2011, and shares are to be purchased at the end of each calendar quarter.  As of April 30, 2011, 32,880 shares were issued under the 2010 Plan.

Treasury Stock

During the fiscal year ended April 30, 2010, we repurchased 175,000 shares of our stock in a private transaction at the prevailing market price of $0.87 per share.  We did not repurchase any shares during fiscal year 2011.

Note 11. Earnings Per Share

 The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with ASU 260:

	Fiscal Year Ended
	April 30, 2011	April 30, 2010
Numerator:
Basic:
Net loss available to common stockholders	$(487,026)	$(4,748,782)
Diluted:
Net loss available to common stockholders	$(487,026)	$(4,748,782)
Denominator:
Basic weighted average number of common shares outstanding	12,766,382	12,878,240
Diluted weighted average number of common shares outstanding	12,766,382	12,878,240
Loss per share:
Net loss per common share – basic	$(.04)	$(.37)
Net loss per common share - diluted	$(.04)	$(.37)

For fiscal years 2011 and 2010, potential dilutive common shares issuable under options of 1,776,000 and 1,456,000 were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 12.  Other Assets

Other assets consisted of the following at April 30, 2011 and 2010:

	April 30, 2011	April 30, 2010

Accrued interest receivable	$406,839	$234,438
Deferred loan issue cost, net	97,500	142,500
Other	70,000	-
Other assets	$574,339	$376,938

Note 13.  Segment Reporting

We operate in two major business segments (i) gaming and (ii) non-core.  The gaming segment as of and for the fiscal year ended April 30, 2011, consists of the Colorado Grande Casino and our nine mini-casinos in Washington State.  The gaming segment as of and for the fiscal year ended April 30, 2010, consists of the Colorado Grande Casino and our three mini-casinos in Washington.

Summarized financial information for our reportable segments is shown in the following table. The “Non-Core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	As of and for the Fiscal Year Ended April 30, 2011
	Gaming	Non-Core	Totals
Gross revenues	$53,857,159	$—	$53,857,159
Segment loss (pre tax)	(1,179,932)	(21,823)	(1,201,755)
Segment assets	36,663,648	3,375,966	40,039,614
Depreciation and amortization	1,805,701	2,251	1,807,952
Additions to property and equipment	10,069,399	—	10,069,399
Interest expense	1,379,535	—	1,379,535
Interest income	173,436	—	173,436
Income tax benefit	(701,750)	(12,979)	(714,729)

	As of and for the Fiscal Year Ended April 30, 2010
	Gaming	Non-Core	Totals
Gross revenues	$24,843,876	$—	$24,843,876
Segment loss (pre-tax)	(7,534,145)	(9,958)	(7,544,103)
Segment assets	26,867,321	3,582,431	30,449,752
Depreciation and amortization	1,340,114	4,209	1,344,323
Additions to property and equipment	15,766,715	—	15,766,715
Interest expense	866,034	—	866,034
Interest income	192,708	—	192,708
Income tax benefit	(2,791,631)	(3,690)	(2,795,321)

Reconciliation of reportable segment assets to our consolidated totals is as follows:

	April 30,	April 30,
	2011	2010
Total assets for reportable segments	$40,039,614	$30,449,752
Cash not allocated to segments	6,600,469	8,422,674
Other assets not allocated to segments	2,379,794	3,598,793
Total assets	$49,019,877	$42,471,219

Note 14.  401(k) Plan

We have a 401(k) plan under which employees 21 years of age or older qualify for participation. Participants are permitted to make contributions to the plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. All such contributions are immediately vested and nonforfeitable. Under the provisions of the plan, we may make discretionary matching contributions of 100% of employee contributions up to 4% of employees' compensation. Employees vest in our contributions immediately. Our discretionary contributions for fiscal years 2011 and 2010, were $43,289 and $54,756, respectively.

Note 15.  Related Party Transactions

During fiscal year 2011, we engaged the law firm of Catania & Ehrlich, P.C., of which one of our board members is a partner.  The firm was engaged to locate assets pertaining to a settlement agreement for a judgment awarded to us as well as to assist us with the licensing process before the Nevada Gaming Control Board.  We paid the firm approximately $22,000 during fiscal 2011.

We are required to obtain pre-approval from the Audit Committee (comprised of independent directors) of the Company’s Board of Directors for any related party transactions.

Note 16.  Commitments and Contingencies

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2013.  The annual rent for the office space is $88,800.  Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande-Cripple Creek’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease is for an initial term of sixteen years with an option to renew for fifteen years with the final option period concluding January 31, 2021. On July 7, 2005, we exercised the option to extend the lease to January 2021. On April 1, 2008, we extended the lease to January 2033 at a flat annual rent of $400,000 from February 2021 through January 2033.

As a result of acquiring the Washington I facilities in Washington State, the Crazy Moose Casino Mountlake Terrace has a building lease which expires May, 2013 with an annual rent of $192,000, with an option to renew for additional terms of three years at $154,000 and the following five years.  In addition, the Crazy Moose Casino Pasco has a parking lot lease which expires December, 2013 with an annual rent of $6,600.

  As a result of acquiring the Washington II mini-casinos, the building leases are as follows:

•	Silver Dollar Casino in SeaTac: expires in May 2022 with an option to renew for an additional 10 years; annual rentals are $238,000;
•	Silver Dollar Casino in Renton: expires in April 2019 with an option to renew for two additional terms of up to 10 years; annual rentals are $480,000;
•	Silver Dollar Casino in Bothell: expires in April 2012 with an option to renew for two additional terms of up to 10 years; annual rentals are $286,000;
•	Club Hollywood Casino in Shoreline (two leases, building and parking lot): expires in March 2017 with options to renew for up to four additional five-year terms; annual rentals are $671,350;
•	Golden Nugget Casino in Tukwila: expires in November 2014 with an option to renew for an additional 10-year term; annual rentals are $166,000;
•	Royal Casino in Everett: expires in January 2016 with an option to renew for up to four additional five-year terms; annual rentals are $360,600; and
•	Administrative offices (Renton, Washington): expires in December 2013; annual rentals are $53,000.

The expected remaining future annual minimum lease payments as of April 30, 2011 are as follows:

Fiscal Years	Corporate Office Lease Payment	Washington I & II Casinos Lease Payment	Colorado Grande Building Lease Payment	Total Lease Payment

2012	$87,960	$2,451,459	$346,200	$2,885,619
2013	73,300	2,273,741	363,510	2,710,551
2014	—	2,158,302	381,690	2,539,992
2015	—	2,087,916	400,000	2,487,916
2016	—	1,904,396	400,000	2,304,396
Thereafter	—	4,374,721	6,700,000	11,074,721
	$161,260	$15,250,535	$8,591,400	$24,003,195

Rent expense for our corporate office for fiscal years 2011 and 2010 was $127,689 and $123,153, respectively. Rent expense for Colorado Grande’s casino building was $319,684 and $309,192 for fiscal years 2011 and 2010, respectively.  Rent expense for the Washington casinos for fiscal years 2011 and 2010 was $2,103,015 and $207,984, respectively.

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

Route 66 Casinos, LLC

On April 15, 2008, we entered into a Settlement Agreement and Release (“Settlement Agreement”) with American Heritage, Inc. (“AHI”) and Frederick C. Gillmann (“Gillmann”). AHI and Gillmann are referred to collectively as the “AHI Parties”. The Settlement Agreement constitutes a full and final settlement of the Route 66 Casinos litigation subject to the performance of the AHI Parties.

Pursuant to the terms of the Settlement Agreement:

1.	The AHI Parties agreed to pay $1.0 million to us on May 1, 2008;
2.	The AHI Parties agreed to pay $1.3 million to us on May 31, 2008; and
3.	The AHI Parties agreed to pay $2.3 million to us no later than April 15, 2010.

Contemporaneously with the execution of the Settlement Agreement, the AHI Parties assigned certain collateral as security for the payment obligations described above.

Also, contemporaneously with the execution of the Settlement Agreement, the AHI Parties executed an agreed final and non-appealable judgment in favor of us and against AHI and Gillmann, jointly and severally in the amount of $9,425,602 (the “Agreed Judgment”). We agreed not to enforce the Agreed Judgment unless and until the AHI Parties failed to perform any of their obligations under the Settlement Agreement.

As of April 30, 2011, the payment of $1.0 million due on May 1, 2008 and the payment of $1.3 million due on May 31, 2008 have been received.  No payment was received in April, 2010 and we elected to set a valuation allowance against the remaining net $1.6 million on the books.  Subsequent to April 30, 2010, we decided to exercise our rights to enforce the Agreed Judgment against the AHI Parties and are currently pursuing various collection efforts in that regard.

Note 18. Quarterly Financial Information (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ended April 30, 2011, and 2010.

					Net income	Diluted income
			Income		(loss) applicable	(loss) per
			(loss) before		to common	common
	Net revenues		tax benefit		stockholders	share (b)
Consolidated Statements of Operations:	(in thousands, except per share amounts)
Fiscal Year ended April 30, 2011
Quarter ended July 31, 2010	$6,526	( a )	$(749)		$(509)	$(0.04)
Quarter ended October 31, 2010	13,813		(612)		(397)	(0.03)
Quarter ended January 31, 2011	13,262		(312)		138	0.01
Quarter ended April 30, 2011	14,428		472		281	0.02
Fiscal Year ended April 30, 2010
Quarter ended July 31, 2009	$5,057		$(1,040)		$(701)	$(0.05)
Quarter ended October 31, 2009	5,740		(708)		(444)	(0.03)
Quarter ended January 31, 2010	5,206		(877)		(546)	(0.04)
Quarter ended April 30, 2010	6,023		(4,919	)( c )	(3,058)	(0.24)

(a)    Includes only seven days revenue from the Washington II mini-casinos acquired July 23, 2010.
(b)    Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.
(c)    In the fourth quarter 2010, we wrote down Colorado Grande’s goodwill by $2.75 million and set a valuation allowance against the American Heritage/Route 66 receivable in the amount of $1.6 million.

Note 19. Gain on Sale/Settlement of Assets

We sold all our interests in Isle of Capri Casino-Black Hawk (“ICBH”) in January 2008.  In July 2010, ICBH restated their financial statements for FY 2007 and 2008 and concluded that additional cash distributions were owed to us.  As a result, we received an additional cash distribution of $384,414 in the year ended April 30, 2011. As the assets were previously disposed, we treated the distribution in a manner similar to additional consideration received for the sale and classified the entire amount as gain on sale of equity investments.

Note 20. Subsequent Event:

On May 20, 2011, we signed an agreement to purchase the Red Dragon mini-casino in Mountlake Terrace, Washington for $1.25 million.  The transaction will be financed by cash on hand, stock, and seller paper.  Upon closing of this transaction we will own and operate the only two mini-casinos currently operating in Mountlake Terrace.  Closing of the transaction is subject to customary conditions including licensing and other necessary approvals.