Form 10-Q
period 2011-07-31
NEVADA GOLD & CASINOS INC
filed 2011-09-14
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended July 31, 2011

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

☐ Yes   ☒ No

The number of common shares outstanding was 13,173,546 as of September 1, 2011.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of us, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended April 30, 2011 and other filings with the Securities and Exchange Commission.

Although we believe that the assumptions underlying these forward-looking statements are reasonable, any or all of the forward-looking statements in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this report or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any further disclosures made on related subjects in our  subsequent reports filed with the Securities and Exchange Commission should be consulted.

Part I. Financial Information

Item 1. Consolidated Financial Statements
Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets
	July 31,	April 30,
	2011	2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,353,620	$5,656,110
Restricted cash	1,225,732	944,359
Accounts receivable	671,663	571,032
Prepaid expenses	1,023,297	785,975
Income tax receivable	17,428	176,750
Other current assets	352,568	326,620
Total current assets	8,644,308	8,460,846

Investments in development projects	440,305	189,692
Real estate held for sale	3,373,966	3,373,966
Notes receivable - development projects, net of allowances	1,700,000	1,700,000
Goodwill	16,911,417	16,187,898
Identifiable intangible assets, net of accumulated amortization of $2,163,596 and $1,852,553 at July 31, 2011 and April 30, 2011, respectively	7,469,725	7,361,298
Property and equipment, net of accumulated depreciation of $3,793,905 and $3,642,277 at July 31, 2011 and April 30, 2011, respectively	5,038,524	4,971,195
Deferred tax asset	2,300,859	2,200,643
BVO receivable	4,000,000	4,000,000
Other assets	603,538	574,339
Total assets	$50,482,642	$49,019,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,205,501	$1,603,250
Accrued interest payable	118,492	118,024
Other accrued liabilities	1,648,763	1,686,637
Other current liabilites	75,000	100,000
Long-term debt, current portion	9,212,867	54,148
Total current liabilities	13,260,623	3,562,059

Long-term debt, net of current portion	6,213,333	15,076,507
Other liabilities	10,056	15,683
Total liabilities	19,484,012	18,654,249

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 13,994,606 and 13,968,210 shares issued and 13,173,546 and 12,797,010 shares outstanding at July 31, 2011, and April 30, 2011, respectively	1,679,353	1,676,185
Additional paid-in capital	20,407,929	20,086,236
Retained earnings	16,187,348	18,977,946
Treasury stock, 821,060 and 1,171,200 shares at July 31, 2011 and April 30, 2011, respectively, at cost	(7,270,461)	(10,369,200)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	30,998,630	30,365,628
Total liabilities and stockholders' equity	$50,482,642	$49,019,877

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	July 31,	July 31,
	2011	2010
Revenues:
Casino	$12,397,549	$5,759,854
Food and beverage	2,971,594	1,341,621
Other	530,239	225,509
Gross revenues	15,899,382	7,326,984
Less promotional allowances	(1,740,635)	(800,484)
Net revenues	14,158,747	6,526,500

Expenses:
Casino	5,825,183	2,635,552
Food and beverage	1,133,905	674,769
Marketing and administrative	4,529,561	1,772,255
Facility	577,800	347,674
Corporate expense	1,089,697	989,395
Depreciation and amortization	479,540	313,839
Acquisition costs	51,945	575,940
Excise taxes	308,638	118,844
Other	102,843	37,129
Total operating expenses	14,099,112	7,465,397
Operating income (loss)	59,635	(938,897)
Non-operating income (expenses):
Gain (loss) on sale/settlement of assets	(314)	384,414
Interest income	42,850	44,925
Interest expense	(380,514)	(227,788)
Amortization of loan issue costs	(11,250)	(11,250)
Loss before income tax benefit	(289,593)	(748,596)

Income tax (expense) benefit
Current	(81)	-
Deferred	97,815	239,524
Total income tax benefit	97,734	239,524

Net loss	$(191,859)	$(509,072)

Per share information:
Net loss per common share - basic	$(0.01)	$(0.04)
Net loss per common share - diluted	$(0.01)	$(0.04)

Basic weighted average number of common shares outstanding	12,856,030	12,764,130
Diluted weighted average number of common shares outstanding	12,856,030	12,764,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	July 31,	July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(191,859)	$(509,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	479,540	313,839
Stock-based compensation	289,838	116,160
Amortization of deferred loan issuance costs	11,250	11,250
(Gain) loss on sale/settlement of assets	314	(384,414)
Deferred income tax benefit	(97,815)	(239,524)
Changes in operating assets and liabilities:
Receivables and other assets	(247,555)	(951,704)
Accounts payable and accrued liabilities	564,845	1,336,905
Net cash provided by (used in) operating activities	808,558	(306,560)
Cash flows from investing activities:
Capitalized development costs	(250,612)	(29,707)
Purchase of property and equipment	(529,129)	(4,787,416)
Proceeds from the sale of assets	125	448,379
Net (additions) and reductions of restricted cash	(281,373)	4,825,837
Net cash provided by (used in) investing activities	(1,060,989)	457,093
Cash flows from financing activities:
Payments on capital lease	(5,627)	(3,634)
Employee stock plan purchases	35,023	-
Proceeds from (repayment of) short term loans	(79,455)	150,000
Net cash provided by (used in) financing activities	(50,059)	146,366

Net increase (decrease) in cash and cash equivalents	(302,490)	296,899
Cash and cash equivalents at beginning of period	5,656,110	3,155,736
Cash and cash equivalents at end of period	$5,353,620	$3,452,635
Supplemental cash flow information:
Cash paid for interest	$378,185	$226,329

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$850,000	$5,187,429

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at July 31, 2011 and April 30, 2011, Consolidated Statements of Operations for the three months  ended July 31, 2011 and July 31, 2010, and Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and July 31, 2010. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2011 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2011 are not necessarily indicative of the results expected for the full year.

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

	Three Months Ended
	July 31, 2011	July 31, 2010
Food and beverage	$1,144,874	$402,434
Other	7,049	5,801
Total cost of complimentary services	$1,151,923	$408,235

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

Level 3 - Unobservable inputs for which there is little or no market data and for which we make our own assumptions about how market participants would price the assets and liabilities.

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At July 31, 2011, we had two notes receivable as well as the BVO receivable outstanding. The notes were issued in connection with a potential gaming project. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.  The recorded value of cash, accounts receivable and payable, and their approximate fair value are based on their short term nature; while the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

New Accounting Pronouncements and Legislation Issued

As of July 31, 2011, there is a new accounting standard effective discussed below:

Accruals for Casino Jackpot Liabilities

In April, 2010, the FASB issued ASU No. 2010-16, “Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities”. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the machine can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Our current accounting policy conforms to the new guidance and as such the adoption did not have a material effect on our financial statements.

Note 3. Restricted Cash

As of July 31, 2011, we maintained approximately $1.2 million in restricted cash, which includes $1.1 million of Player Supported Jackpot funds which are progressive games that customers fund.  When a jackpot is hit it is paid from these funds.  We also maintain approximately $0.1 million of insurance and tax reserve funds in accordance with a lending agreement.  During the three months ended July 31, 2010, we used the $5,000,000 Project Fund for the acquisition of six mini-casinos in Washington State.

Note 4. Notes Receivable and BVO Receivable

Notes Receivable - Development Projects

Big City Capital, LLC

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During the fiscal year 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the principal on the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At July 31, 2011 and April 30, 2011, our balance sheet reflects notes receivable of $1.7 million, net of a $1.5 million allowance, related to the development of gaming/entertainment projects from Big City Capital.  This balance has a due date of December 31, 2014.

Recent conversations with the principal of Big City Capital and an independent third party investment banking firm indicate the project is progressing. We have had independent conversations with the investment bank who has expressed confidence that the funds necessary to complete the project will be raised. Our management has previously worked with this investment banking firm. As of the filing date of this document, we do not believe this asset is further impaired, however, the repayment of these loans will be largely dependent upon Big City Capital’s ability to obtain financing for the development project and/or the performance of the development project.

BVO Receivable

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development” or “BVD”) which plans to develop a casino hotel facility for a Native American tribe in Amador County, California.  Effective November 25, 2008, we sold our 40% interest in BVD to B. V. Oro, LLC (BVO), which is owned by our former partner and related parties, for $16 million cash and a $4 million receivable from BVD which is due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due.  The developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project, which is expected in this fiscal year.  Should the proceeds of this loan repayment be insufficient to pay off our receivable, the remainder is due from BVO no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable accrues interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties.  In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO. As of July 31, 2011, the opening date continues to be uncertain. Recent conversations with the principal of BVO indicate the project is progressing.

We have had independent conversations with the investment bank who has expressed confidence that the funds necessary to complete the project will be raised.  Our management has previously worked with this investment banking firm and believe the project is likely to be completed and the note will be collected.  As of the filing date of this document, we do not believe this asset is impaired, however, should the casino not be developed, the collectability of this receivable cannot be assured.

Note 5. Long-Term Debt

Our long-term financing obligations are as follows:

	July 31,	April 30,
	2011	2011

$6.0 million promissory note, 10% through June 30, 2010, 11% interest until maturity at June 30, 2013	$6,000,000	$6,000,000
$5.1 million note payable, LIBOR plus 9% interest, maturing July 23, 2012	5,034,677	5,070,000
$4.0 million promissory note, 7% interest, maturing May 12, 2012	4,000,000	4,000,000
$250,000 promisorry note, 6% interest, maturing December 15, 2013	250,000	-
$100,000 promissory note, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011 maturing January 13, 2014	100,000	-
Note to a third party, 8% interest, maturing May 16, 2012	18,503	23,818
Note to a third party, 8% imputed interest, maturing November 18, 2011	23,020	36,837
Total	15,426,200	15,130,655
Less: current portion	(9,212,867)	(54,148)
Total long-term financing obligations	$6,213,333	$15,076,507

On August 10, 2011, we signed a commitment letter with Wells Fargo Gaming Capital, LLC, to refinance existing debt and pay fees associated with the transaction.  We cannot be assured that this refinancing will be completed.  See Note 16 of our Notes to Consolidated Financials.

Note 6. Stock-Based Compensation

Information about our share-based plans

We have three employee stock plans, the 1999 Stock Option Plan as amended (the “1999 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”) and the 2010 Employee Stock Purchase Plan, as amended (the “2010 Plan”).

The 1999 Plan

Our 1999 Plan provided for the granting of awards to our directors, officers, employees and independent contractors.  The 1999 Plan expired in July 2009 and was replaced with a new plan described below.  The number of shares of common stock reserved for issuance under the 1999 Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions.  No further grants can be issued under the 1999 Plan, however, there are unexercised awards outstanding.

The 2009 Plan

On April 14, 2009, our shareholders approved the 2009 Plan.  The number of shares reserved for issuance under the 2009 Plan is 1,750,000 shares.  The 2009 Plan is similar to the 1999 Stock Option Plan in most respects and continues to provide for awards which may be made subject to time based or performance based vesting.  Under the 2009 Plan the Committee is authorized to grant the following types of awards:

•	Stock Options including Incentive Stock Options (“ISO”)
•	Options not intended to qualify as ISO’s
•	Stock Appreciation Rights
•	Restricted Stock Grants.

To date, we have only awarded stock options and restricted stock. Our policy has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to fiscal year 2006 generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 5 or 10 year terms and are generally exercisable in two or three equal annual installments, with some options grants providing for immediate vesting for the entire or a portion of the grant.

A summary of activity under our share-based payment plans for the three months ended July 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at April 30, 2011	1,776,000	$1.62
Granted	250,000	1.57
Exercised	-	-
Forfeited or expired	(80,000)	1.45

Outstanding at July 31, 2011	1,946,000	$1.62	5.2	$-

Exercisable at July 31, 2011	1,924,333	$1.62	5.2	$-

As of July 31, 2011, there was a total of unamortized compensation of $21,198 related to stock options, which cost is expected to be recognized over the next twelve months.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months Ended
	July 31, 2011	July 31, 2010

Expected volatility	190.5%	195.9%
Expected term	10.0	10.0
Expected dividend yield	-	-
Risk-free interest rate	2.98%	3.08%
Forfeiture rate	-	-

Expected volatility is based on historical volatility of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.   The weighted average grant date fair value of options granted during the three months ended July 31, 2011, was $1.57.

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the common stock on each purchase date.  The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation.  The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January 2011, and shares are to be purchased at the end of each calendar quarter.  As of July 31, 2011, 59,276 shares were issued to 108 participants under the 2010 Plan.

Note 7. Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended
	July 31,	July 31,
	2011	2010
Numerator:
Basic and Diluted:
Net loss available to common stockholders	$(191,859)	$(509,072)

Denominator:
Basic weighted average number of common shares outstanding	12,856,030	12,764,130
Dilutive effect of common stock options and warrants	-	—

Diluted weighted average number of common shares outstanding	12,856,030	12,764,130

Loss per share:

Net loss per common share - basic	$(0.01)	$(0.04)
Net loss per common share - diluted	$(0.01)	$(0.04)

For the three months ended July 31, 2011 and July 31, 2010, potential dilutive common shares issuable under options of 1,924,333 and 1,504,333, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 8. Segment Reporting

We have two business segments (i) gaming and (ii) non-core. The gaming segment for the three month periods ended July 31, 2011 and July 31, 2010, consists of the Colorado Grande Casino and the Washington mini casinos.  The “non-core” column is the land in Colorado and its taxes and maintenance expenses.

Summarized financial information for our reportable segments is shown in the following table.

	As of and for the Three Months Ended July 31, 2011
	Gaming	Non-Core	Totals

Gross revenue	$15,899,382	$—	$15,899,382
Segment loss pre tax	(276,989)	(12,604)	(289,593)
Segment assets	38,209,037	3,375,966	41,585,003
Depreciation and amortization	479,234	306	479,540
Addition to property and equipment	1,379,129	—	1,379,129
Interest expense, net (includes amortization)	348,914	—	348,914
Income tax benefit	93,480	4,254	97,734

	As of and for the Three Months Ended July 31, 2010
	Gaming	Non-Core	Totals

Gross revenue	$7,326,984	$—	$7,326,984
Segment loss pre tax	(742,791)	(5,805)	(748,596)
Segment assets	37,491,736	3,507,216	40,998,952
Depreciation and amortization	312,805	1,034	313,839
Addition to property and equipment	9,974,845	—	9,974,845
Interest expense, net (includes amortization)	194,113	—	194,113
Income tax benefit	237,666	1,858	239,524

Reconciliation of reportable segment assets to our consolidated totals is as follows:

July 31,
2011

Total assets for reportable segments	$41,585,003
Cash not allocated to segments	6,579,352
Other assets not allocated to segments	2,318,287
Total assets	$50,482,642

Note 9. Other Assets

Other assets consist of the following at July 31, 2011 and April 30, 2011, respectively:

	July 31, 2011	April 30, 2011
Accrued interest receivable	$447,288	$406,839
Other assets	70,000	70,000
Deferred loan issue cost, net	86,250	97,500
Other assets	$603,538	$574,339

Note 10. Commitments and Contingencies

We use facilities subject to operating leases as summarized below:

We rent office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2013.  The annual rent for the office space is $88,800.  Also, we lease (through our wholly-owned subsidiary, Colorado Grande Enterprises, Inc.) a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino facilities. We lease this property at an annual rent of the greater of $144,000 or 5% of the Colorado Grande Casino’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. This lease had an initial term of sixteen years with an option to renew for an additional fifteen years with the final option period concluding on January 31, 2021. On July 7, 2005, we exercised the option to extend the lease until January 2021. On April 1, 2008, we extended the lease until January 2033 at a flat annual rent of $400,000 from February 2021 through January 2033.

As a result of acquiring the Washington I mini casinos in Washington State, the Crazy Moose Casino in Mountlake Terrace has a building lease which expires in May, 2013 with an annual rent of $192,000, with an option to renew for additional terms of three years plus five years at $154,000 per year.  In addition, the Crazy Moose Casino in Pasco has a parking lot lease which expires in December, 2013 with an annual rent of $6,600.

As a result of acquiring the Washington II mini-casinos, the building leases are as follows:

•	Silver Dollar Casino in SeaTac: expires in May 2022 with an option to renew for an additional 10 years; the current annual rental is $238,000;
•	Silver Dollar Casino in Renton: expires in April 2019 with an option to renew for two additional terms of up to 10 years; the current annual rental is $480,000;
•	Silver Dollar Casino in Bothell: expires in April 2012 with an option to renew for two additional terms of up to 10 years; the current annual rental is $286,000;
•	Club Hollywood Casino in Shoreline (two leases, building and parking lot): expires in March 2017 with options to renew for up to four additional five-year terms; the current annual rental is $671,350;
•	Golden Nugget Casino in Tukwila: expires in November 2014 with an option to renew for an additional 10-year term; the current annual rental is $166,000;
•	Royal Casino in Everett: expires in January 2016 with an option to renew for up to four additional five-year terms; the current annual rental is $360,600; and
•	Administrative offices in Renton: expires in December 2013; the current annual rental is $53,000.

As a result of acquiring the Washington III mini casino, the Red Dragon Casino has a building lease which expires July 18, 2016 with an annual rent of $384,000, and an option to renew for two additional five year terms.

The expected remaining future annual minimum lease payments as of July 31, 2011 are as follows:

Fiscal Years	Corporate Office Lease Payment	Washington I, II & III Casinos Lease Payment	Colorado Grande Building Lease Payment	Total Lease Payment

2012	$65,970	$2,652,571	$346,200	$3,064,741
2013	73,300	2,540,816	363,510	2.977,626
2014	—	2,389,570	381,690	2,771,260
2015	—	2,272,285	400,000	2,672,285
2016	—	1,821,925	400,000	2,221,925
Thereafter	—	3,630,920	6,700,000	10,330,920
	$139,270	$15,308,087	$8,591,400	$24,038,757

We continue to pursue additional development opportunities that may require, individually and in the aggregate, significant commitments of capital, extensions of credit, up-front payments to third parties and guarantees by us for third-party debt.

We will indemnify our officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid, provided that such insurance policy provides coverage.

Note 11. Legal Proceedings

We are not currently involved in any material legal proceedings.

Note 12. Acquisition

NG Washington III, LLC

On July 18, 2011, through our wholly owned subsidiary NG Washington III, LLC, we completed the acquisition of the Red Dragon mini-casino in Mountlake Terrace, Washington (“Washington III”) for $1.25 million. The transaction was financed by cash on hand, stock and notes issued to the seller. As a result, we now own the only two mini-casinos currently operating in Mountlake Terrace.  We paid $400,000 in cash, $500,000 in our common stock issued from our treasury stock, and $350,000 in two notes payable to the seller, 3 Point Inc. (“3 Point”).  The first promissory note in the amount of $250,000 is due on December 15, 2013, and bears an interest rate of 6%.  It is to be repaid in three installments; with the first payment of $100,000, and all accrued and unpaid interest is due on December 15, 2011; the second installment of $100,000, and all accrued and unpaid interest is due on December 15, 2012; and the remaining principal of $50,000 and all accrued and unpaid interest is due on the maturity date of December 15, 2013.  The second promissory note bears an imputed interest of 6%, matures on January 18, 2014, and is payable in thirty equal monthly installments of $3,333.33 on the fifth day of each month, the first installment being payable in August, 2011 and the last installment on the maturity date. We acquired these casinos in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is attributable to the synergies expected to arise from combining the operations of the acquired casinos with our other Washington owned  properties, as well as other intangible assets that do not qualify for separate recognition.   Closing costs and pre-opening expenses of $8,700 related to the acquisition are included in the consolidated statement of operations in marketing and administrative, legal and other expenses of $52,000 related to the acquisition are reflected separately in the consolidated statement of operations.  The preliminary summary of the remaining purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$(38)
Property and equipment	145
Customer relationships	419
Goodwill	724

Purchase price	$1,250

Results of operations of ($6,200), which includes closing costs, pre-opening expenses, and legal and escrow fees of $8,700 have been included in our consolidated statement of operations since the date of acquisition of July 18, 2011.  At July 31, 2011, goodwill acquired was approximately $724,000, all of which is expected to be deductible for tax purposes.

Management has reviewed the Washington III operating results and concluded that pro-forma financial statements are not required due to their immateriality.

NG Washington II, LLC

On July 23, 2010, we, through our wholly owned subsidiary, NG Washington II, LLC, acquired six mini casinos, and the leasehold to the related administrative office, in the state of Washington. The mini casinos are the Silver Dollar Casino in SeaTac, the Silver Dollar Casino in Renton, the Silver Dollar Casino in Bothell, the Club Hollywood Casino, located in Shoreline, the Royal Casino, located in Everett, and the Golden Nugget Casino, located in Tukwila (collectively, “Washington II”). All of the Washington II casinos are located in western Washington State.  We acquired the Washington II casinos through bankruptcy proceedings for $11.07 million, $6.0 million which was paid in cash to Grant Thornton, Ltd. (the “Receiver”) and $5.07 million financed pursuant to a credit agreement between NG Washington II Holdings, LLC, as debtor, and Fortress Credit Corp., as an agent for the lenders.  Two promissory notes, issued pursuant to the credit agreement, are due July 23, 2012, and bear an interest rate based on the 30-day LIBOR at the end of each calendar month, plus 9%, with a 30-day LIBOR floor of 2.0%.  Interest is due monthly.  The terms of the credit agreement contain, among others, customary events of default, including nonpayment when due of principal or any interest or fees or other amounts owing within specified grace periods, and failure to comply with certain affirmative or negative covenants, including certain financial covenants. We have the option to extend the promissory notes for an additional year if specific covenants are met as of July 23, 2012. The current liabilities assumed were primarily gaming based payables, such as Player’s Club points. We were able to purchase these casinos, combine overhead operations with our previously acquired Washington mini casinos, reduce expenses, and operate our Washington casinos with more efficiency.  For example, we reduced the previous owner’s administration office headcount from 26 to 11, eliminated several management positions, and integrated the 11 with the administrative staff of 5 who were operating the original three operating units acquired by us in May, 2009.   We acquired these casinos in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is attributable to the synergies expected to arise from combining the operations of the acquired casinos with our other Washington owned  properties, as well as other intangible assets that do not qualify for separate recognition.  The purchase price was allocated to the assets acquired and liabilities assumed based on our management’s estimate of their fair value on the date of acquisition.  Closing costs, legal, and other expenses of $576,000 related to the acquisition are reflected separately in the consolidated statement of operations. A summary of the final purchase price allocated, is as follows:

(000’s)
Current assets and liabilities, net	$(146)
Property and equipment	1,888
Customer relationships	3,383
Goodwill	5,945

Purchase price	$11,070

The pre-tax results of operations of  $1,320,000, which includes depreciation and amortization of $764,000, as well as closing costs, pre-opening expenses, and severance pay totaling an additional $830,000, have been included in our consolidated statements of operations since the date of the acquisition of July 23, 2010. At July 31, 2011, goodwill acquired was approximately $5,945,000, all of which is expected to be deductible for tax purposes.  Combined current year and prior year net revenues since the date of acquisition are $32,051,000.

Note 13.  Goodwill and Other Intangible Assets

In connection with our acquisition of the Colorado Grande casino on April 25, 2005, and the acquisitions of the Washington casinos on May 12, 2009, July 23, 2010, and July 18, 2011 (see Note 12), we have goodwill with an indefinite useful life and identifiable intangible assets of $24.4 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for 2012 is as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2011	$23,549	$16,188	$7,361
Acquired during the year	1,143	724	419
Impairment	-	-	-
Current year amortization	(311)	-	(311)
Balance as of July 31, 2011	$24,381	$16,912	$7,469

The $0.7 million increase in goodwill and the $0.4 million increase in other intangibles from April 30, 2011 to July 31, 2011 is the result of recording the acquisition of the Washington III mini-casino acquired during fiscal 2012.  Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of amortizable other intangible assets follows (in thousands):

	As of July 31, 2011
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$6,753	$(1,414)
Non-compete agreements	1,018	(750)
Trade names	1,862	-
Total	$9,633	$(2,164)

The estimated future annual amortization of intangible assets for each of the next five years is as follows (in thousands):

For the fiscal year	Amount
2012	$1,233
2013	965
2014	965
2015	965
2016	877
Thereafter	602
Total	$5,607

The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 5.5 years.

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

To operate our ten “mini casinos” in Washington State, Crazy Moose Casino in Pasco, Crazy Moose Casino in Mountlake Terrace, Coyote Bob’s Roadhouse Casino in Kennewick, Silver Dollar Casino in SeaTac, Silver Dollar Casino in Renton, Silver Dollar Casino in Bothell, Club Hollywood Casino in Shoreline, Royal Casino in Everett, Golden Nugget Casino in Tukwila, and Red Dragon Casino in Mountlake Terrace, each of them is required to maintain a Public Card-room and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of five percent or more of any class of our stock) to submit to the Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

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

Note 15. Gain on Sale/Settlement of Assets

We sold all our interests in Isle of Capri Casino-Black Hawk, LLC (“ICBH”) in January 2008.  In July 2010, ICBH restated their financial statements for fiscal year 2007 and 2008 and concluded that additional cash distributions were owed to us.  As a result, we received an additional cash distribution of $384,414 in the period ended July 31, 2010. As the assets were previously disposed, we treated the distribution in a manner similar to additional consideration received for the sale and classified the entire amount as the gain on sale of assets.  We had no material gains or losses thus far during the fiscal year 2012.

Note 16. Subsequent event

On August 10, 2011, we signed a commitment letter with Wells Fargo Gaming Capital, LLC, to refinance existing debt and pay fees associated with the transaction.  We cannot be assured this financing will be completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2011 filed on Form 10-K with the Securities and Exchange Commission on July 14, 2011.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2011 filed on Form 10-K with the Securities and Exchange Commission on July 14, 2011.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Washington.  Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were  $14.2 million and $6.5 million for the three months ended July 31, 2011 and July 31, 2010, respectively.

When compared to the three months ended July 31, 2010, the three month period ended July 31, 2011 was impacted by the following items:

- Addition of six mini casinos in Washington state effective July 23, 2010;

- Addition of one mini casino in Washington State effective July 18, 2011

-  Cost savings of rent, personnel, and other operating expenses by combining the Washington administrative offices; and

- Increased net interest expense.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2011 AND JULY 31, 2010

Net revenues. Net revenues increased 116.9% or $7.6 million, for the three month period ended July 31, 2011 compared to the period ended July 31, 2010. Casino revenues increased $6.6 million with the addition of six Washington mini casinos reporting for the entire quarter rather than a portion of the quarter, and increased drop and hold percentages at the Washington mini casinos.  Food and beverage revenues increased $1.6 million with the additional restaurants in the Washington mini casinos, and other revenues increased $0.3 million mainly as a result of additional commission revenue for ATM’s, check cashing, and vending as well as retail, Pull Tabs, and other revenue at the Washington II mini casinos. Our promotional allowances increased $0.9 million for the three month period ended July 31, 2011 compared to the period ended July 31, 2010 in proportion to the additions in revenue.

Total operating expenses. Total operating expenses increased 88.9% or $6.6 million, for the three month period ended July 31, 2011 compared to the period ended July 31, 2010. Of the increase, $3.2 million is the result of increased casino operating expenses, $2.8 million increased marketing and administrative expenses, $0.5 million increased food and beverage operating expenses, and $0.2 million increased facility expense due to the addition of the new casinos in Washington State.  Depreciation and amortization increased $0.2 million and acquisition costs decreased by $0.5 million for the closings for Washington III and Washington II mini casinos in July 2011 and 2010, respectively. Excise taxes increased $0.2 million and other expenses increased $0.1 million due to the addition of the six Washington mini casinos in July 2010.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable and investments. Interest expense increased 67.0%, or $0.2 million, for the three month period ended July 31, 2011 compared to the three month period ended July 31, 2010. The increase is primarily caused by increased debt balances related to our recent acquisitions in Washington State. Interest income remained consistent for the three month period ended July 31, 2011 compared to the three month period ended July 31, 2010. Amortization of loan issue cost was $11,250 for each of the three month periods ended July 31, 2011 and July 31, 2010.

Net loss. Net loss was ($191,859) and ($509,072) for the three month periods ended July 31, 2011 and July 31, 2010, respectively. The improvement of $0.3 million is primarily related to the addition of the six new Washington II mini casinos in July, 2010 and the increased hold percentage at our three Washington I mini casinos.  This is also our third consecutive quarter with positive operating income.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate.  Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, write-offs of project development costs, litigation charges, non-cash foreign currency transaction gains and losses, non-cash stock option grants, and net losses/gains from asset dispositions. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of U.S. Generally Accepted Accounting Principles (“GAAP”) results to compare to the performance of other companies who also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by segment for the three months ended July 31, 2011 and July 31, 2010:

	For the period ended July 31, 2011
	Colorado Grande	NG Washington I	NG Washington II	NG Washington III	Corporate - Other	Total Operations
Revenues:
Gross revenues	$1,869,840	$4,989,407	$8,895,618	$144,517	$-	15,899,382
Less promotional allowances	(461,563)	(377,476)	(890,666)	(10,930)	-	$(1,740,635)
Net revenues	1,408,277	4,611,931	8,004,952	133,587	-	14,158,747

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	1,336,489	3,667,651	7,338,278	135,512	799,859	13,277,789

Adjusted EBITDA	$71,788	$944,280	$666,674	$(1,925)	$(799,859)	$880,958

	For the period ended July 31, 2010
	Colorado Grande	NG Washington I	NG Washington II	NG Washington III	Corporate - Other	Total Operations
Revenues:
Gross revenues	$1,894,824	$4,710,010	$722,150	$-	$-	$7,326,984
Less promotional allowances	(408,871)	(310,386)	(81,227)	-	-	(800,484)
Net revenues	1,485,953	4,399,624	640,923	-	-	6,526,500

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	1,296,005	3,625,609	664,609	-	873,235	6,459,458

Adjusted EBITDA	$189,948	$774,015	$(23,686)	$-	$(873,235)	$67,042

The following table reconciles adjusted EBITDA to net loss for the three months ended July 31, 2011 and July 31, 2010:

Adjusted EBITDA reconciliation to net income (loss):

	For the period ended
	July 31, 2011	July 31, 2010

Net loss	$(191,859)	$(509,072)
Add:
Income tax benefit	(97,734)	(239,524)
Net interest expense	348,914	194,113
(Gain) loss on sale of assets	314	(384,414)
Depreciation and amortization	479,540	313,839
Stock option grants	289,838	116,160
Acquisition expenses	51,945	575,940
Adjusted EBITDA	$880,958	$67,042

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three month periods ended July 31, 2011 and July 31, 2010:

	July 31,	July 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$808,558	$(306,560)
Investing activities	(1,060,989)	457,093
Financing activities	(50,059)	146,366

Operating activities. Net cash  provided by operating activities during the three month period ended July 31, 2011 increased by $1.1 million over the comparable period in the prior year. This increase resulted from operating activities improving at the Washington I mini casinos and having an entire quarter of the six additional Washington II mini casinos compared to only seven days in the prior year.

Investing activities. Net cash used in investing activities during the three month period ended July 31, 2011 increased to $1.1 million compared to net cash provided of $0.5 million for the three month period ended July 31, 2010. The increase of funds used is primarily due to the use of $0.5 million to acquire the new Red Dragon mini casino during fiscal year 2012, and the receipt of $448,000 proceeds from sale of assets which included the $384,000 received from the final ICBH disbursement and $64,000 received from the sale of a right of way on the Colorado land in the fiscal year 2011.

Financing activities.  Net cash used for financing activities during the three month period ended July 31, 2011 decreased by $196,000 from the comparable period in the prior year. The increase is attributable to the $85,000 repayments of debt in the current period compared to proceeds from short term debt of $150,000 in the prior year.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to future acquisitions;
-	cash flow from acquisitions;
-	new management contracts;
-	working capital requirements;
-
possible loss of  the Tukwila operation due to an ordinance that prohibits social card rooms as commercial businesses effective January 1, 2016, which management does not believe will have a material effect;

-	obtaining funds via long-term debt instruments;
-	debt service requirements; and
-	disposition of non-gaming related assets

At July 31, 2011, outstanding indebtedness was $15.4 million, of which $4.0 million is due May 12, 2012, $0.1 million is due by December 15, 2011, $5.0 million is due July 23, 2012, and $6.0 million is due June 30, 2013. On August 10, 2011, we signed a commitment letter with Wells Fargo Gaming Capital, LLC, to refinance existing debt and pay fees associated with the transaction.  We cannot be assured the financing will be completed.

The 268 acres in Black Hawk, Colorado is available for sale. If the acreage is sold, we will use the proceeds to reduce debt.

On July 31, 2011, excluding restricted cash of $1.2 million, we had cash and cash equivalents of $5.4 million. The restricted cash consists of approximately $1.1 million of player supported jackpots (PSJ) and $0.1 million of reserve funds in accordance with the lending agreement for the Washington II mini casinos.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of July 31, 2011. There have not been any changes in our control over financial reporting during the three months ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings.
.
Item 1A. Risk Factors

There have been no material changes in our risk factors  as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2011, pursuant to an Asset Purchase Agreement dated May 20, 2011 (the “Agreement”) among 3Point, Inc., as seller, Geordie Sze, as stockholder, and NG Washington III, LLC, as purchaser, we issued 350,140 shares of our common stock to 3Point, Inc. as a part of the total purchase price consideration of $1.25 million for the acquisition of the Red Dragon mini-casino in Mountlake Terrace, Washington.  The shares, valued at $500,000, were issued in reliance of the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The stock certificate issued pursuant to the Agreement contained a restrictive legend in accordance with Rule 144 of the Act.

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

Date: September 14, 2011

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