Form 10-Q
period 2011-10-31
NEVADA GOLD & CASINOS INC
filed 2011-12-15
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________ to ___________________________

Commission File Number 1-15517

Nevada Gold & Casinos, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

50 Briar Hollow
Suite 500W
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(713) 621-2245

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days.      ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ($232,405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding,  was 15,820,033 as of December 1, 2011.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements
Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	October 31,	April 30,
	2011	2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,743,434	$5,656,110
Restricted cash	1,197,403	944,359
Accounts receivable	548,452	571,032
Prepaid expenses	1,182,920	785,975
Income tax receivable	-	176,750
Other current assets	316,747	290,433
Assets of operations held for sale	36,992	36,187
Total current assets	7,025,948	8,460,846

Investments in development projects	686,668	189,692
Real estate held for sale	1,100,000	3,373,966
Notes receivable - development projects, net of allowances	1,700,000	1,700,000
Goodwill	14,167,113	13,474,980
Identifiable intangible assets, net of accumulated amortization of $2,489,619 and $1,852,553 at October 31, 2011 and April 30, 2011, respectively	7,143,702	7,361,298
Property and equipment, net of accumulated depreciation of $1,421,382 and $1,189,555 at October 31, 2011 and April 30, 2011, respectively	3,952,948	3,909,157
Deferred tax asset	2,785,519	1,460,884
BVD/BVO receivable	4,000,000	4,000,000
Other assets	1,446,640	574,339
Assets of operations held for sale	4,327,414	4,514,715
Total assets	$48,335,952	$49,019,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,898,175	$1,442,661
Accrued interest payable	73,879	118,024
Other accrued liabilities	1,656,064	1,518,315
Other current liabilites	25,000	100,000
Long-term debt, current portion	1,140,000	-
Liabilities of operations held for sale	407,886	405,249
Total current liabilities	5,201,004	3,584,249

Long-term debt, net of current portion	14,200,000	15,070,000
Total liabilities	19,401,004	18,654,249

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 14,015,441 and 13,968,210 shares issued and 13,194,381 and 12,797,010 shares outstanding at October 31, 2011, and April 30, 2011, respectively	1,681,853	1,676,185
Additional paid-in capital	20,462,353	20,086,236
Retained earnings	14,066,742	18,977,946
Treasury stock, 821,060 and 1,171,200 shares at October 31, 2011 and April 30, 2011, respectively, at cost	(7,270,461)	(10,369,200)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	28,934,948	30,365,628
Total liabilities and stockholders' equity	$48,335,952	$49,019,877

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010
Revenues:
Casino	$10,896,447	$10,359,632	$21,817,723	$14,638,844
Food and beverage	2,774,636	2,522,480	5,367,416	3,459,429
Other	554,114	530,418	1,069,601	746,417
Gross revenues	14,225,197	13,412,530	28,254,740	18,844,690
Less promotional allowances	(1,392,611)	(1,149,845)	(2,671,683)	(1,541,458)
Net revenues	12,832,586	12,262,685	25,583,057	17,303,232

Expenses:
Casino	5,682,762	5,902,863	10,995,136	7,986,299
Food and beverage	1,031,703	1,051,423	2,009,082	1,566,346
Marketing and administrative	4,018,000	2,572,391	7,936,345	3,796,200
Facility	522,142	1,052,300	1,011,721	1,312,352
Corporate expense	891,423	894,012	1,974,187	1,882,506
Legal expense	20,658	64,863	27,591	65,763
Depreciation and amortization	464,541	468,156	903,204	732,247
Acquisition costs	13,721	206,689	65,666	782,629
Impairment of assets	2,273,966	-	2,273,966	-
Excise taxes	295,743	251,332	587,994	357,089
Other	134,352	69,370	237,172	120,827
Total operating expenses	15,349,011	12,533,399	28,022,064	18,602,258
Operating loss	(2,516,425)	(270,714)	(2,439,007)	(1,299,026)
Non-operating income (expenses):
Gain (loss) on sale of assets	(22,340)	-	(22,654)	392,243
Interest income	42,853	44,191	85,702	89,115
Interest expense	(379,488)	(394,551)	(759,137)	(620,880)
Amortization of loan issue costs	(33,336)	(11,250)	(44,586)	(22,500)
Loss on extinguishment of debt	(154,270)	-	(154,270)	-
Loss before income tax benefit	(3,063,006)	(632,324)	(3,333,952)	(1,461,048)
Income tax benefit	1,040,324	222,733	1,324,251	488,299
Net loss from continuing operations	$(2,022,682)	$(409,591)	$(2,009,701)	$(972,749)
Net income (loss) from operations held for sale	(97,924)	12,984	(302,765)	67,070
Net Loss	(2,120,606)	(396,607)	(2,312,466)	(905,679)
Per share information:
Net loss per common share - basic and diluted for continuing operations	$(0.15)	$(0.03)	$(0.15)	$(0.08)

Net loss per common share - basic and diluted for operations held for sale	$(0.01)	$0.00	$(0.02)	$0.01

Basic and diluted weighted average number of shares outstanding	13,179,208	12,764,130	13,004,778	12,764,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	October 31,	October 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,312,466)	$(905,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	975,120	848,458
Impairment of assets	2,273,966	-
Stock-based compensation	310,628	148,629
Amortization of deferred loan issuance costs	44,586	22,500
(Gain) loss on sale/settlement of assets	19,763	(384,414)
Loss on extinguishment of debt	154,270	-
Deferred income tax benefit	(1,209,251)	(458,598)
Changes in operating assets and liabilities:
Receivables and other assets	(302,489)	(1,081,812)
Accounts payable and accrued liabilities	505,527	1,024,597
Net cash provided by (used in) operating activities	459,654	(786,319)
Cash flows from investing activities:
Capitalized development costs	(496,975)	(57,196)
Purchase of property and equipment	(573,183)	(4,798,450)
Proceeds from the sale of assets	625	448,379
Net (additions) and reductions of restricted cash	(253,044)	4,614,381
Net cash provided by (used in) investing activities	(1,322,577)	207,114
Cash flows from financing activities:
Payments on capital lease	(9,533)	(7,403)
Employee stock plan purchases	65,489	-
Repayment of short term loans	(193,370)	(18,822)
Deferred loan issuance costs	(912,339)	-
Net cash used in financing activities	(1,049,753)	(26,225)

Net decrease in cash and cash equivalents	(1,912,676)	(605,430)
Cash and cash equivalents at beginning of period	5,656,110	3,155,736
Cash and cash equivalents at end of period	$3,743,434	$2,550,306
Supplemental cash flow information:
Cash paid for interest	$798,953	$619,151

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$850,000	$5,187,429
Refinancing of long term debt (see note 5)	$11,000,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at October 31, 2011 and April 30, 2011, Consolidated Statements of Operations for the three and six months  ended October 31, 2011 and October 31, 2010, and Consolidated Statements of Cash Flows for the six months ended October 31, 2011 and October 31, 2010. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2011 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2011 are not necessarily indicative of the results expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, investments, intangible assets and goodwill, property, plant and equipment, income taxes, insurance, employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

	Three Months Ended		Six Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Food and beverage	$1,216,639	$1,176,446	$2,361,534	$1,573,765
Other	31,345	5,888	39,079	11,798
Total cost of complimentary services	$1,247,984	$1,182,334	$2,400,613	$1,585,563

Fair Value of Financial Instruments and Concentrations of Credit Risk

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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

The following describes the valuation methodologies used by the Company to measure fair value:

-Real estate held for sale is recorded at carrying value and tested for impairment annually using projections of undiscounted future cash flows as well as third party valuations. (see Note 16)

-Goodwill is recorded at carrying value and tested for impairment annually using projections of undiscounted future cash flows.

-The recorded value of cash, accounts receivable and payable approximate fair value based on their short term nature, the recorded value of long term debt approximates fair value as interest rates approximate market rates.

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At October 31, 2011, we had two notes receivable outstanding, as well as the BVD/BVO receivable. The notes were issued in connection with a potential gaming project. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.

New Accounting Pronouncements and Legislation Issued

As of the beginning of fiscal year 2012, there are new accounting standards effective which is discussed below:

Accruals for Casino Jackpot Liabilities

In April, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-16, “Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities”. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the jackpot can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Our current accounting policy conforms to the new guidance and therefore the adoption did not have a material effect on our financial statements.

Intangibles — Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the amendments in this guidance, an entity may consider qualitative factors before applying Step 1 of the goodwill impairment assessment, but may no longer be permitted to carry forward estimates of a reporting unit’s fair value from a prior year when specific criteria are met. These amendments are effective for goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not believe the new guidance will have a material effect on our consolidated financial statements.

Note 3. Restricted Cash

As of October 31, 2011, we maintained approximately $1.2 million in restricted cash, which consists of Player Supported Jackpot funds which are progressive games that customers fund.  When a jackpot is won it is paid from these funds. As a result of refinancing our debt through Wells Fargo Gaming Capital, LLC (the “Wells Fargo Loan”) we are no longer required to maintain reserve funds for insurance and taxes. See Note 5 of our Notes to Consolidated Financials.   During the three months ended July 31, 2010, we used a $5,000,000 acquisition fund, an interest bearing restricted cash fund, for the acquisition of six mini-casinos in Washington State.

Note 4. Notes Receivable and BVD/BVO Receivable

Notes Receivable - Development Projects

Big City Capital, LLC

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our notes receivable are still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the notes receivable will be written down to estimated fair values. During the fiscal year 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the principal on the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At October 31, 2011 and April 30, 2011, our balance sheet reflects notes receivable of $1.7 million, net of a $1.5 million allowance, related to the development of gaming/entertainment projects from Big City Capital.  This balance has a due date of December 31, 2014.

Recent conversations with the principal of Big City Capital and an independent third party investment banking firm indicate the project is progressing. We have had independent conversations with the investment bank who has expressed confidence that the funds necessary to complete the project will be raised. Our management has previous business experience with this investment banking firm. As of the filing date of this document, we do not believe this asset is further impaired, however, the repayment of these loans will be largely dependent upon Big City Capital’s ability to obtain financing for the development project and/or the performance of the development project.

BVD/BVO Receivable

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development” or “BVD”) which plans to develop a casino hotel facility for a Native American tribe in Amador County, California.  Effective November 25, 2008, we sold our 40% interest in BVD to B. V. Oro, LLC (BVO), which is owned by our former partner and related parties, for $16 million in cash and a $4 million receivable from BVD which is due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due.  The developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project, which is expected in this fiscal year.  Should the proceeds of this loan repayment be insufficient to pay off our receivable, the remainder is due from BVO no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the Buena Vista Rancheria of Me-Wuk Indians.  This receivable accrues interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties.  In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO. As of October 31, 2011, the opening date continues to be uncertain. Recent conversations with the principal of BVO indicate the project is progressing.  In addition, we have had independent conversations with the investment bank who has expressed confidence that the funds necessary to complete the project will be raised.  Our management has previous business experience with this investment banking firm and believe the project is likely to be completed and the note will be collected.  As of the filing date of this document, we do not believe this asset is impaired, however, should the casino not be developed, the collectability of this receivable cannot be assured.

Note 5. Long-Term Debt

Our long-term financing obligations are as follows:

	October 31,	April 30,
	2011	2011

$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	$11,000,000	$-
$4.0 million note payable, 11% through October 7, 2011, 11.5% interest until maturity at June 30, 2015	4,000,000	6,000,000
$5.1 million note payable, LIBOR, with a 2% floor, plus 9% interest, maturing July 23, 2012	-	5,070,000
$4.0 million note payable, 7% interest, maturing May 12, 2012	-	4,000,000
$250,000 note payable, 6% interest, maturing December 15, 2013	250,000	-
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 13, 2014	90,000	-
Total	15,340,000	15,070,000
Less: current portion	(1,140,000)	-
Total long-term financing obligations	$14,200,000	$15,070,000

On October 7, 2011, we closed on the Wells Fargo Loan, thereby refinancing existing indebtedness of which $4.0 million was due May 12, 2012 and $5.0 million was due July 23, 2012.  We also retired $2.0 million of the $6.0 million debt that was previously due June 30, 2013.  Assets of, and equity interests in, NG Washington, LLC, NG Washington II, LLC, and NG Washington III, including their ten respective operating mini-casinos, as well as certain of our other subsidiaries (NG Washington II Holdings, LLC and NG South Dakota, LLC) are collateral for the loan.  The loan matures on October 7, 2014, and is guaranteed by us and certain of our subsidiaries.

As a result of closing on the Wells Fargo Loan, we incurred $819,455 of deferred loan issue costs which are amortizable over the life of the loan.  As a result of a $2,000,000 repayment and renegotiating terms on our $6,000,000 note payable, we recorded a loss on extinguishment of debt of $154,000 as a result of a $2,000,000 repayment and renegotiating terms on our $6,000,000 note payable and we added approximately $91,000 of deferred loan issue costs amortized over the life of the note.

Note 6. Stock-Based Compensation

Information about our share-based plans

We have three employee stock plans, the 1999 Stock Option Plan as amended (the “1999 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”) and the 2010 Employee Stock Purchase Plan, as amended (the “2010 Plan”).

The 1999 Plan

Our 1999 Plan provided for the granting of common stock awards to our directors, officers, employees and independent contractors.  The 1999 Plan expired in October 2009 and was replaced with a new plan described below.  The number of shares of reserved for issuance under the 1999 Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions.  No further grants can be issued under the 1999 Plan; however, there are unexercised awards outstanding.

The 2009 Plan

On April 14, 2009, our shareholders approved the 2009 Plan.  The number of common stock shares reserved for issuance under the 2009 Plan is 1,750,000 shares.  The 2009 Plan is similar to the 1999 Plan in most respects and continues to provide for awards which may be made subject to time based or performance based vesting.  Under the 2009 Plan the Committee is authorized to grant the following types of awards:

•	Stock Options including Incentive Stock Options (“ISO”)
•	Options not intended to qualify as ISOs
•	Stock Appreciation Rights, and
•	Restricted Stock Grants.

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

A summary of activity under our share-based payment plans for the six months ended October 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at April 30, 2011	1,776,000	$1.62
Granted	250,000	1.57
Exercised	-	-
Forfeited or expired	(80,000)	1.45

Outstanding at October 31, 2011	1,946,000	$1.62	4.9	$-

Exercisable at October 31, 2011	1,924,333	$1.63	4.9	$-

As of October 31, 2011, there was a total of $15,899 in unamortized compensation related to stock options, which cost is expected to be recognized over the next nine months.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months Ended
	October 31, 2011	October 31, 2010

Expected volatility	190.5%	195.9%
Expected term	10.0	10.0
Expected dividend yield	-	-
Risk-free interest rate	2.98%	3.08%
Forfeiture rate	-	-

Expected volatility is based on historical volatility of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.   The weighted average grant date fair value of options granted during the six months ended October 31, 2011 was $1.57.

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date.  The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation.  The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January 2011, and shares are to be purchased at the end of each calendar quarter.  As of October 31, 2011, 80,111 shares were issued to 109 participants under the 2010 Plan.

Note 7. Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010
Numerator:
Basic and Diluted:
Net loss from continuing operations available to common shareholders	$(2,022,682)	$(409,591)	$(2,009,701)	$(972,749)

Denominator:
Basic weighted average number of common shares outstanding	13,179,208	12,764,130	13,004,778	12,764,130
Dilutive effect of common stock options and warrants	—	—	—	—

Diluted weighted average number of common shares outstanding	13,179,208	12,764,130	13,004,778	12,764,130

Loss per share from continuing operations:

Net loss per common share - basic and diluted for continuing operations	$(0.15)	$(0.03)	$(0.15)	$(0.08)

For the six months ended October 31, 2011 and October 31, 2010 potential dilutive common shares issuable under options of 1,924,333 and 1,504,333, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 8. Segment Reporting

We have three business segments (i) gaming, (ii) non-core, and (iii) assets of operations held for sale. The gaming segment for the three month periods ended October 31, 2011 and October 31, 2010 consists of the Washington mini casinos.  The “non-core” column is the land in Colorado and its taxes and maintenance expenses, and the “assets of operations held for sale” consists of the Colorado Grande Casino.

Summarized financial information for our reportable segments is shown in the following table.

	As of and for the Three Months Ended October 31, 2011
	Gaming	Non-Core	Subtotal	Assets of Operations Held for Sale	Totals

Net revenue	$12,832,586	$—	$12,832,586	$1,337,743	$14,170,329
Segment loss pre tax	(779,935)	(2,283,071)	(3,063,006)	(149,207)	(3,212,213)
Segment assets	35,143,190	1,102,000	36,245,190	4,364,406	40,609,596
Depreciation and amortization	464,327	214	464,541	31,040	495,581
Additions to property and equipment	44,054	—	44,054	-	44,054
Interest expense, net (includes amortization)	369,971	—	369,971	966	370,937
Income tax benefit	264,177	776,147	1,040,324	51,283	1,091,607

	As of and for the Three Months Ended October 31, 2010
	Gaming	Non-Core	Subtotal	Assets of Operations Held for Sale	Totals

Net revenue	$12,262,685	$—	$12,262,685	$1,550,353	$13,813,038
Segment income (loss) pre tax	(623,437)	(8,887)	(632,324)	19,976	(612,348)
Segment assets	34,288,230	3,495,966	37,784,196	3,904,151	41,688,347
Depreciation and amortization	467,702	454	468,156	66,463	534,619
Additions to property and equipment	11,034	—	11,034		11,034
Interest expense, net (includes amortization)	361,610	—	361,610	1,520	363,130
Income tax benefit	222,733	—	222,733	(6,992)	215,741

	As of and for the Six Months Ended October 31, 2011
	Gaming	Non-Core	Subtotal	Assets of Operations Held for Sale	Totals

Net revenue	$25,583,057	$-	$25,583,057	$2,745,870	$28,328,927
Segment loss pre tax	(1,038,277)	(2,295,675)	(3,333,952)	(167,855)	(3,501,807)
Segment assets	35,143,190	1,102,000	36,245,190	4,364,406	40,609,596
Depreciation and amortization	902,684	520	903,204	71,396	974,600
Additions to property and equipment	1,423,183	-	1,423,183	-	1,423,183
Interest expense, net (includes amortization)	718,021	-	718,021	1,830	719,851
Income tax benefit (expense)	544,210	780,041	1,324,251	(115,000)	1,209,251

	As of and for the Six Months Ended October 31, 2010
	Gaming	Non-Core	Subtotal	Assets of Operations Held for Sale	Totals

Net revenue	$17,303,232	$-	$17,303,232	$3,036,306	$20,339,538
Segment income (loss) pre tax	(1,446,355)	(14,693)	(1,461,048)	100,104	(1,360,944)
Segment assets	34,288,230	3,495,966	37,784,196	3,904,151	41,688,347
Depreciation and amortization	736,059	1,488	737,547	110,911	848,458
Additions to property and equipment	9,985,879	-	9,985,879	-	9,985,879
Interest expense, net (includes amortization)	554,265	-	554,265	2,978	557,243
Income tax (expense) benefit	488,299	-	488,299	(33,034)	455,265

Reconciliation of reportable segment assets to our consolidated totals is as follows:

October 31,
2011

Total assets for reportable segments	$36,245,190
Assets of operations held for sale	4,364,406
Cash and restricted cash not allocated to segments	4,940,837
Deferred tax asset	2,785,519
Total assets	$48,335,952

Note 9. Other Assets

Other assets consist of the following at October 31, 2011 and April 30, 2011, respectively:

	October 31, 2011	April 30, 2011
Accrued interest receivable	$490,136	$406,839
Other assets	70,000	70,000
Deferred loan issue cost, net	886,504	97,500
Other assets	$1,446,640	$574,339

For further explanation of the deferred loan issue costs, see Note 5 of our Notes to Consolidated Financial Statements.

Note 10. Commitments and Contingencies

We use facilities subject to operating leases as summarized below:

We lease office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2013.  The annual rent for the office space is $88,800.

As a result of acquiring the Washington I mini casinos in Washington State, the Crazy Moose Casino in Mountlake Terrace has a building lease which expires in May, 2013 with an annual rent of $192,000 and an option to renew for two terms of three years and five years, respectively, at $154,000 per year.  In addition, the Crazy Moose Casino in Pasco has a parking lot lease which expires in December, 2013 with an annual rent of $6,600.

As a result of acquiring the Washington II mini-casinos, the building leases are as follows:

•	Silver Dollar Casino in SeaTac: expires in May 2022 with an option to renew for an additional 10 years; the current annual rental is $238,000;
•	Silver Dollar Casino in Renton: expires in April 2019 with an option to renew for up to two additional terms of 10 years each; the current annual rental is $480,000;
•	Silver Dollar Casino in Bothell: expires in April 2012 with an option to renew for up to two additional terms of up to 10 years each; the current annual rental is $286,000;
•	Club Hollywood Casino in Shoreline (two leases, building and parking lot): expires in March 2017 with options to renew for up to four additional five-year terms; the current annual rental is $671,350;
•	Golden Nugget Casino in Tukwila: expires in November 2014 with an option to renew for an additional 10-year term; the current annual rental is $166,000;
•	Royal Casino in Everett: expires in January 2016 with an option to renew for up to four additional five-year terms; the current annual rental is $360,600; and
•	Administrative offices in Renton: expires in December 2013; the current annual rental is $53,000.

As a result of acquiring the Washington III mini casino, the Red Dragon Casino has a building lease which expires October 18, 2016 with an annual rent of $384,000, and an option to renew for up to two additional five year terms.

The expected remaining future rolling twelve months minimum lease payments as of October 31, 2011 are as follows:

Period	Corporate Office Lease Payment	Washington I, II & III Lease Payment	Total Lease Payment

November 2011- October 2012	$87,960	$2,693,349	$2,781,309
November 2012-October 2013	29,230	2,332,925	2,362,155
November 2013- October 2014	—	2,372,820	2,372,820
November 2014-October 2015	—	2,239,546	2,239,546
November 2015- October 2016	—	1,437,082	1,437,082
Thereafter	—	3,630,920	3,630,920
	$117,190	$14,706,642	$14,823,832

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

Note 12. Acquisition

NG Washington III, LLC

On July 18, 2011, through our wholly owned subsidiary NG Washington III, LLC, we completed the acquisition of the Red Dragon mini-casino in Mountlake Terrace, Washington (“Washington III”) for $1.25 million. The transaction was financed by cash on hand, stock and notes issued to the seller. As a result, we now own the only two mini-casinos currently operating in Mountlake Terrace.  We paid $400,000 in cash, $500,000 in our common stock, and $350,000 in two notes payable to the seller, 3 Point Inc. (“3 Point”).  The first promissory note in the amount of $250,000 is due on December 15, 2013, and bears an interest rate of 6%.  It is to be repaid in three installments; the first payment of $100,000, and all accrued and unpaid interest, is due on December 15, 2011; the second installment of $100,000, and all accrued and unpaid interest, is due on December 15, 2012; and the remaining principal of $50,000, and all accrued and unpaid interest, is due on the maturity date of December 15, 2013.  The second promissory note of $100,000 bears an imputed interest of 6%, matures on January 18, 2014, and is payable in thirty equal monthly installments of $3,333 on the fifth day of each month, the first installment being payable in August, 2011 and the last installment on the maturity date. We acquired this casino in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is attributable to the synergies expected to arise from combining the operations of the acquired casinos with our other Washington owned properties, as well as other intangible assets that do not qualify for separate recognition.   Closing costs and pre-opening expenses of $8,700 related to the acquisition are included in the consolidated statement of operations in marketing and administrative, along with legal and other expenses of $52,000 related to the acquisition are reflected separately in the consolidated statement of operations.  The preliminary summary of the remaining purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$(6)
Property and equipment	145
Customer relationships	419
Goodwill	692

Purchase price	$1,250

Results of operations of $8,400, which includes depreciation and amortization of $25,000, as well as closing costs, pre-opening expenses, and legal and escrow fees of $8,700, have been included in our consolidated statement of operations since the date of acquisition of July 18, 2011.  At October 31, 2011, goodwill acquired was approximately $692,000, all of which is expected to be deductible for tax purposes.

Management has reviewed the Washington III mini-casino operating results and concluded that the pro-forma financial statements are not required due to immateriality.

NG Washington II, LLC

On July 23, 2010, we, through our wholly owned subsidiary, NG Washington II, LLC, acquired six mini casinos, and the leasehold to the related administrative office, in the state of Washington. The mini casinos are the Silver Dollar Casino in SeaTac, the Silver Dollar Casino in Renton, the Silver Dollar Casino in Bothell, the Club Hollywood Casino, in Shoreline, the Royal Casino, in Everett, and the Golden Nugget Casino, in Tukwila (collectively, “Washington II”). All of the Washington II casinos are located in western Washington State.  We acquired the Washington II casinos through bankruptcy proceedings for $11.07 million, $6.0 million of which was paid in cash to Grant Thornton, Ltd., a court appointed receiver,  and $5.07 million financed pursuant to a credit agreement between NG Washington II Holdings, LLC, as debtor, and Fortress Credit Corp., as an agent for the lenders.  Two promissory notes, issued pursuant to the credit agreement, were due July 23, 2012, and did bear an interest rate based on the 30-day LIBOR at the end of each calendar month, plus 9%, with a 30-day LIBOR floor of 2.0%.  Interest was due monthly.  This debt was retired with the closing of the Wells Fargo Loan. See Note 5 of our Notes to Consolidated Financial Statements. The current liabilities assumed were primarily gaming based payables, such as Player’s Club points. We were able to purchase these casinos, combine overhead operations with our previously acquired Washington mini casinos, reduce expenses, and operate our Washington casinos with more efficiency.  For example, we reduced the previous owner’s administration office headcount from 26 to 11, eliminated several management positions, and integrated the 11 with the administrative staff of 5 who were operating the original three operating units acquired by us in May 2009.   We acquired these casinos in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is attributable to the synergies expected to arise from combining the operations of the acquired casinos with our other Washington owned properties, as well as other intangible assets that do not qualify for separate recognition.  The purchase price was allocated to the assets acquired and liabilities assumed based on our management’s estimate of their fair value on the date of acquisition.  Closing costs, legal, and other expenses of $576,000 related to the acquisition are reflected separately in the consolidated statement of operations. A summary of the final purchase price allocations, are as follows:

(000’s)
Current assets and liabilities, net	$(146)
Property and equipment	1,888
Customer relationships	3,383
Goodwill	5,945

Purchase price	$11,070

The pre-tax results of operations of  $1,175,000, which includes depreciation and amortization of $955,000, as well as closing costs, pre-opening expenses, and severance pay totaling an additional $830,000, have been included in our consolidated statements of operations since the date of the acquisition of July 23, 2010. At October 31, 2011, goodwill acquired was approximately $5,945,000, all of which is expected to be deductible for tax purposes.  Combined current year and prior year net revenues since the date of acquisition are $39,497,000.

Note 13.  Goodwill and Other Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010, and July 18, 2011 (see Note 12), we have goodwill with an indefinite useful life and identifiable intangible assets of $21.3 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for 2012 is as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2011	$20,836	$13,475	$7,361
Acquired during the year	1,111	692	419
Current year amortization	(637)	-	(637)
Balance as of October 31, 2011	$21,310	$14,167	$7,143

The $0.7 million increase in goodwill and the $0.4 million increase in other intangibles from April 30, 2011 to October 31, 2011 is the result of recording the acquisition of the Washington III mini-casino acquired during fiscal 2012.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of amortization of other intangible assets is as follows (in thousands):

As of October 31, 2011
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$6,753	$(1,656)
Non-compete agreements	1,018	(834)
Trade names	1,862	-
Total	$9,633	$(2,490)

The estimated future annual amortization of intangible assets for each of the next five years is as follows (in thousands):

For the fiscal year	Amount
2012	$1,149
2013	965
2014	965
2015	965
2016	771
Thereafter	466
Total	$5,281

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

RCW 9.46.110 allows local governments (including cities, counties and towns) to prohibit any or all gambling activities for which licenses are required as well as tax such activities.  The maximum tax limitations imposed by law include 20% of gross receipts for public card-room games and either 5% of gross receipts or 10% of net receipt (as chosen by a local authority) for pull-tabs activities.  The current gaming tax rate for public card-room games in the cities of Pasco, Mountlake Terrace, Kennewick, SeaTac, Renton, Tukwila and Shoreline, as well as in Snohomish County, is 10% of table games gross receipts.  The current gaming tax rate for pull-tabs in the cities of Pasco and Kennewick is 10% of pull-tabs net receipts, while in the cities of Mountlake Terrace, SeaTac, Renton, Tukwila and Shoreline, as well as in Snohomish County, the tax rate is 5% of pull-tabs gross receipts.  In addition, Washington State charges a business and occupational tax in the amount of 1.63% of all gaming activities’ net receipts in order to promote responsible gaming.  On February 22, 2011, the Tukwila City Council adopted an ordinance that prohibits social card rooms as commercial businesses starting from January 1, 2016.  Management does not believe that the ban will have a material adverse affect on us for the following reasons:  (1) the ordinance passed by a 4 to 3 margin and is able to be repealed by a subsequently elected council; (2) the ordinance can also be repealed by a petition process initiated by registered voters; (3) the lease of the premises where our Tukwila gaming operation is located expires a year before the ban takes effect; (4) the operation can be relocated to a neighboring municipality without substantial disruption; (5) the ordinance was enacted primarily because the Tukwila council felt it did not have the zoning power to limit gaming facilities to a particular area of the city, while, in view of that, State legislation clarifying the city’s zoning powers could be enacted which may result in the appeal of the ordinance; and (6) on November 8, 2011, an advisory referendum was passed by a 61% to 39% margin in favor of allowing card rooms to operate in the city.

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

The Colorado Grande Casino must meet specified architectural requirements, fire safety standards, as well as standards for access for disabled persons. It also must not exceed specified gaming square footage limits as compared to a total square footage of each floor and the full building. They are permitted to operate slot machines and various types of table games, such as Blackjack, Poker, Craps and Roulette.  Casino patrons must be 21 or older to gamble in the casino.  Effective October 2, 2009, casinos are permitted to operate 24 hours per day and the maximum bet limit was increased from $5 to $100. No Colorado casino may provide credit to its gaming patrons.

The Colorado Constitution permits a gaming tax of up to 20% on adjusted gross gaming proceeds, and authorizes the CO Gaming Commission to change the rate annually. As of October 2, 2009, any increase in the gaming tax rate requires statewide voter approval.  The current gaming tax rate is 0.2375% on adjusted gross gaming proceeds of up to and including $2 million, 1.90% over $2 million up to and including $5 million, 8.55% over $5 million up to and including $8 million, 10.45% over $8 million up to and including $10 million, 15.20% over $10 million up to and including $13 million and 19% on adjusted gross proceeds in excess of $13 million.

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

We may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act of 1991, as amended (the “Act”) and the regulations promulgated there under. The issuance of any voting securities in violation will be void and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the Act and the regulations promulgated there under. Any transfer in violation of these provisions will be void. If the Gaming Commission at any time determines that a holder of our voting securities is unsuitable to hold the securities, then we may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person’s investment, or (b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty (60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the CO Commission to be suitable to own them, (a) we are not permitted to pay any dividends or interest with regard to such voting securities, (b) the holder of such voting securities will not be entitled to vote for any purposes nor be included in the voting securities entitled to vote, and (c) we may not pay any remuneration in any form to the holder of such voting securities, except in exchange for such voting securities.

Note 15. Gain on Sale/Settlement of Assets

We sold all our interests in Isle of Capri Casino-Black Hawk, LLC (“ICBH”) in January 2008.  In October 2010, ICBH restated their financial statements for fiscal year 2007 and 2008 and concluded that additional cash distributions were owed to us.  As a result, we received an additional cash distribution of $384,414 in the period ended October 31, 2010. As the assets were previously disposed, we treated the distribution in a manner similar to additional consideration received for the sale and classified the entire amount as a gain on sale of assets.  We have no material gains or losses thus far during the fiscal year 2012.

Note 16. Impairment of Assets

Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.  Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of our vacant land asset adjacent to the city of Blackhawk, Colorado, and accordingly we recorded a pre-tax non-cash charge of $2.3 million to our operating results for the period ended October 31, 2011.  The $2.3 million expense is in response to the receipt of an appraisal of the land, using a market approach, and other external data related to mineral rights, which in the aggregate estimate the value of the land at $1.1 million due to the downturn in vacant Colorado land held for development.   This fair value measurement uses level 3 inputs under fair value hierarchy. The asset is included in the  non-core segment of our operations.

Note 17. Proposed Acquisition

On October 18, 2011, we signed a Stock Purchase Agreement to purchase all of the shares of AG Trucano, Son, and Grandsons, Inc., (“AG Trucano”) for $5.2 million. AG Trucano is a slot route operator in Deadwood, South Dakota, that has been in business since gaming was legalized in South Dakota in 1989. AG Trucano currently operates over 900 slots at 20 locations which represents approximately 24% of the slots in Deadwood. The transaction will be financed by cash on hand generated from our registered direct offering (see Note 19), stock, and seller paper.  Closing of the acquisition is expected to take place in early 2012 and is subject to customary closing conditions, including licensing and necessary approvals, among other conditions.

Note 18. Sale of Assets/Asset Held for Sale

On November 23, 2011, we signed an Asset Purchase Agreement to sell selected assets and gaming related liabilities of the Colorado Grande Casino. Under the terms of the agreement, the buyer has agreed to pay the Company $3.2 million of which $800,000 will be paid in cash and $2.4 million will be paid through a five year, 6%, note.   On November 30, 2011, we filed a Form 8-K which provides details regarding the transaction.  Closing of the acquisition is expected to take place by the end of the 2012 fiscal year and is subject to regulatory approvals, no material change in gaming tax law and other customary closing conditions, including our lender’s consent.  We have elected to sell the Colorado Grande Casino as a result of receiving an offer at an attractive EBITDA multiple from a buyer who owns a property in close proximity to the Colorado Grande Casino, which enables the buyer to create synergies not available to us and the declining Cripple Creek, Colorado gaming market.

A summary of the Colorado Grande Casino’s assets and liabilities held for sale are as follows:

	October 31, 2011	April 30, 2011
Goodwill	$2,712,918	$2,712,918
Net PP&E	990,121	1,062,038
Inventory	36,992	36,187
Deferred tax asset	624,375	739,759
Total Assets	$4,364,406	$4,550,902

Accounts payable and accrued liabilities	$379,452	$328,910
Short term debt	28,434	76,339
Total Liabilities	$407,886	$405,249

A summary of the Colorado Grande Casino’s year to date operations are as follows:

	Three months ended October 31, 2011	Three months ended October 31, 2010	Six months ended October 31, 2011	Six months ended October 31, 2010
Net revenues	$1,337,743	$1,550,353	$2,746,020	$3,036,305
Total expenses	1,486,950	1,530,377	2,913,875	2,936,201

The assets and revenues of the Colorado Grande Casino are currently reported in the assets of operations held for sale and were previously reported in the gaming segment of our consolidated financial statements.  Our estimated gain or loss on the sale of the Colorado Grande Casino is anticipated to be immaterial to our consolidated balance sheet and statement of operations.

Note 19. Subsequent Events

On November 7, 2011, we closed on the sale of 2,625,652 shares of our common stock at a price of $1.65 per share to certain investors through a registered direct offering for the total proceeds of approximately $4.3 million.  In addition, for each share of our common stock purchased by an investor, we issued to such investor a warrant to purchase 0.75 shares of our common stock. The warrants have an exercise price of $2.18 per share and are exercisable for five years from the initial exercise date, which date is six months from the date of their issuance.  The proceeds of the offering will be used to assist us in the $5.2 million acquisition of AG Trucano.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2011 filed on Form 10-K with the Securities and Exchange Commission on July 14, 2011.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado and Washington.  Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. Our net revenues were  $12.8 million and $12.3 million for the three months ended October 31, 2011 and October 31, 2010, respectively.

When compared to the three months ended October 31, 2010, the three month period ended October 31, 2011 was impacted by the following items:

- Addition of one mini casino in Washington State effective July 18, 2011;

- Cost savings of rent, personnel, and other operating expenses by combining the Washington State administrative offices;

- A reduction of our table games hold percentage;

- A deteriorating Cripple Creek, Colorado gaming market;

- Reduced play by our Washington State high end gaming patrons;

- Refinancing of our long-term debt on October 7, 2011; and

- Increased net interest expense.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2011 AND OCTOBER 31, 2010

Net revenues. Net revenues increased 4.7% to $12.8 million from $12.3 million, for the three month period ended October 31, 2011 compared to the period ended October 31, 2010. Casino revenues increased $0.5 million with the addition of the Washington III mini casino.  Food and beverage revenues increased $0.3 million with the additional restaurant in Washington, and other revenues increased $24,000 mainly as a result of additional commission revenue for ATMs, check cashing, vending as well as retail, Pull Tabs, and other revenue at the Washington III mini casino. Our promotional allowances increased $0.2 million for the three month period ended October 31, 2011 compared to the period ended October 31, 2010 in proportion to the additions in revenue.

Total operating expenses. Total operating expenses increased 22.5% to $15.3 million from $12.5 million, for the three month period ended October 31, 2011 compared to the period ended October 31, 2010. Of the increase, $2.3 million is the result of an impairment of the Colorado land and the related write down to its estimated value of $1.1 million.  Casino, food and beverage, corporate, legal, and acquisition costs decreased a total of $0.5 million in the three months ended October 31, 2011, which amount was offset by increases in marketing and administrative of $1.4 million mainly due to $0.5 million reclassifications of rent from facilities and a $0.2 million charge for all salaried employees to administration.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense, amortization of loan issue cost, and loss on extinguishment of debt, offset by interest income from our various notes receivable and investments. Interest expense decreased 3.8%, or $15,000, for the three month period ended October 31, 2011 compared to the three month period ended October 31, 2010. The decrease is due to the lower interest rate which resulted from refinancing our long term debt. Interest income remained consistent for the three month period ended October 31, 2011 compared to the three month period ended October 31, 2010. Amortization of loan issue cost was $33,336 and $11,250, respectively, for the three month periods ended October 31, 2011 and October 31, 2010.  This increased amortization is due to refinancing our long-term debt.  We had a loss on extinguishment of debt of $154,000 related to repayment of a portion of our long-term debt.

Net loss from continuing operations. Net loss from continuing operations was $2.0 million and $0.4 million for the three month periods ended October 31, 2011 and October 31, 2010, respectively. The decrease is primarily due to the $1.5 million after tax impairment of the Colorado land.

Operations held for sale.  Net revenues for assets of operations held for sale were $1.3 million and $1.6 million for the three months periods ended October 31, 2011 and October 31, 2010, respectively.  Total expenses were $1.5 million for each of the three months periods.  Pre-tax net loss was $149,000 in October 2011 compared to a pre-tax profit of $20,000 in October 2010.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2011 AND OCTOBER 31, 2010

Net revenues. Net revenues increased 47.9%, to $25.6 million from $17.3 million, for the six month period ended October 31, 2011 compared to the six month period ended October 31, 2010. Casino revenues increased $7.2 million, food and beverage revenues increased $1.9 million, while other revenues increased $0.3 million.  This was offset by an increase of $1.1 million of promotional allowances in relation to the increase in revenues.

Total operating expenses. Total operating expenses increased 50.6% to $28.0 million from $18.5 million, for the six month period ended October 31, 2011, compared to the six month period ended October 31, 2010.  During the six months ended October 31, 2011, we recorded the $2.3 million impairment of the Colorado land.  Also within the six months ended October 31, 2011, casino and food and beverage operating expenses increased $3.5 million and facility expense decreased $0.3 million due to the reclassification of rent to administrative.  Marketing and administrative expenses increased $4.1 million, primarily related to reclassifications of rent and salaried employees and the addition of the Washington III mini-casino.  Other expenses increased $0.1 million with the addition of pull tab costs at the new Washington III mini-casino. Excise taxes increased $0.2 million in proportion with the increase in revenue. Corporate expenses increased $0.1 million which was offset by decreased legal expenses of $40,000.

Interest expense, net. Interest expense, net consists of a net balance of interest expense, amortization of loan issue cost, and loss on extinguishment of debt, offset by interest income. Interest expense increased 22%, or $0.1 million, for the six month period ended October 31, 2011 compared to the six month period ended October 31, 2010. The increase is primarily due to a higher debt balance due to the acquisition of the Washington II mini-casinos and the Washington III mini-casinos, and paying a full six months of interest on the Washington II loan balance. Amortization of loan issue costs was $44,586 and $22,500 for the six month periods ended October 31, 2011 and October 31, 2010, respectively.  This increase is due to increased deferred loan issue costs related to refinancing of our long-term debt.  We had a loss on extinguishment of debt of $154,000 related to repayment of a portion of our long-term debt.

Net loss from continuing operations. Net loss from continuing operations was $2.0 million and $1.0 million for the six month periods ended October 31, 2011 and October 31, 2010, respectively. The decrease of $1.0 million is primarily due to the $1.5 million after tax impairment of the Colorado land, offset by a $1.3 million tax benefit compared to $0.5 million tax benefit recorded in the six months ended October 31, 2010.

Operations held for sale.  Net revenues for assets of operations held for sale were $2.7 million and $3.0 million for the six months periods ended October 31, 2011 and October 31, 2010, respectively.  Total expenses were $2.9 million for each of the six months periods.  Pre-tax net loss was $168,000 in October 2011 compared to a pre-tax profit of $100,000 in October 2010.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate.  Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, write-offs of project development costs, litigation charges, non-cash foreign currency transaction gains and losses, non-cash stock option grants, exclusion of net income or loss from operations held for sale, and net losses/gains from asset dispositions. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results to compare to the performance of other companies who also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by segment for the three months ended October 31, 2011 and October 31, 2010:

	For the three months ended October 31, 2010
	NG Washington I	NG Washington II	NG Washington III	Corporate – Other	Total Continuing Operations
Revenues:
Gross revenues	$4,645,499	$8,385,742	$1,193,957	$-	$14,225,198
Less promotional allowances	(356,202)	(940,831)	(95,579)	-	(1,392,612)
Net revenues	4,289,297	7,444,911	1,098,378	-	12,832,586

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	3,562,901	7,146,952	1,023,323	842,827	12,576,003

Adjusted EBITDA	$726,396	$297,959	$75,055	$(842,827)	$256,583

	For the three months ended October 31, 2010
	NG Washington I	NG Washington II	NG Washington III	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$4,999,070	$8,413,460	$-	$-	$13,412,530
Less promotional allowances	(320,238)	(829,607)	-	-	(1,149,845)
Net revenues	4,678,832	7,583,853	-	-	12,262,685
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	3,671,065	7,292,314	-	862,707	11,826,086

Adjusted EBITDA	$1,007,767	$291,539	$-	$(862,707)	$436,599

The following table shows adjusted EBITDA by segment for the six months ended October 31, 2011 and October 31, 2010:

	For the six months ended October 31, 2011

	NG Washington I	NG Washington II	NG Washington III	Corporate -Other	Total Continuing Operations
Revenues:
Gross revenues	$9,634,906	$17,281,360	$1,338,474	$-	$28,254,740
Less promotional allowances	(733,678)	(1,831,497)	(106,508)	-	(2,671,683)
Net revenues	8,901,228	15,449,863	1,231,966	-	25,583,057

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	7,230,553	14,485,229	1,158,836	1,588,214	24,462,832

Adjusted EBITDA	$1,670,675	$964,634	$73,130	$(1,588,214)	$1,120,225

	For the six months ended October 31, 2010
	NG Washington I	NG Washington II	NG Washington III	Corporate – Other	Total Continuing Operations
Revenues:
Gross revenues	$9,709,079	$9,135,612	$-	$-	$18,844,691
Less promotional allowances	(630,624)	(910,834)	-	-	(1,541,458)
Net revenues	9,078,455	8,224,778	-	-	17,303,233
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	7,296,674	7,956,924	-	1,685,155	16,938,753

Adjusted EBITDA	$1,781,781	$267,854	$-	$(1,685,155)	$364,480

The following table reconciles adjusted EBITDA to net loss for the three months ended October 31, 2011 and October 31, 2010:

Adjusted EBITDA reconciliation to net loss:

	For the three months ended
	October 31, 2011	October 31, 2010

Net loss	$(2,120,606)	$(396,607)
Add:
Income tax benefit	(1,040,324)	(222,733)
Net interest expense	369,971	361,610
Loss on extinguishment of debt	154,270	-
Impairment of assets	2,273,966	-
(Gain) loss on sale of assets	22,340	-
Depreciation and amortization	464,541	468,156
Stock option grants	20,780	32,468
(Income) loss on operations held for sale	97,924	(12,984)
Acquisition expenses	13,721	206,689
Adjusted EBITDA	$256,583	$436,599

The following table reconciles adjusted EBITDA to net loss for the six months ended October 31, 2011 and October 31, 2010:

Adjusted EBITDA reconciliation to net loss:

	For the six months ended
	October 31, 2011	October 31, 2010

Net loss	$(2,312,466)	$(905,679)
Add:
Income tax benefit	(1,131,738)	(488,299)
Net interest expense	718,021	554,265
Loss on extinguishment of debt	154,270	-
Impairment of assets	2,273,966	-
(Gain) loss on sale of assets	22,654	(392,243)
Depreciation and amortization	903,204	732,247
Stock option and ESPP grants	316,396	148,630
(Income) loss on operations held for sale	110,252	(67,070)
Acquisition expenses	65,666	782,629
Adjusted EBITDA	$1,120,225	$364,480

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 31, 2011 and October 31, 2010:

	October 31,	October 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$459,654	$(786,319)
Investing activities	(1,322,577)	207,114
Financing activities	(1,049,753)	(26,225)

Operating activities. Net cash provided by operating activities during the six month period ended October 31, 2011 increased by $1.2 million over the comparable period in the prior year. This increase resulted from operating activities improving at the Washington I mini-casinos, having an entire six months of the six additional Washington II mini casinos compared to only three months and seven days in the prior year, and the addition of the Washington III mini-casino as of July 18, 2011.

Investing activities. Net cash used in investing activities during the six month period ended October 31, 2011 increased to $1.3 million compared to net cash provided of $0.2 million for the three month period ended October 31, 2010. The increase of funds used is primarily due to the use of $0.5 million to acquire the Washington III mini-casino during fiscal year 2012, $0.5 million invested in project development, and $0.3 investment in restricted cash.

Financing activities.  Net cash used for financing activities during the six month period ended October 31, 2011 increased to $1.0 million from the comparable period in the prior year. The increase is attributable to the $0.2 million repayments of debt in the current period as well as $0.9 million loan issuance costs related to refinancing of our long-term debt.

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

At October 31, 2011, outstanding indebtedness was $15.3 million, of which $0.1 million is due by December 15, 2011. On October 7, 2011, we closed on a $11.0 million loan with Wells Fargo Gaming Capital, LLC. The proceeds were used to refinance debt and pay fees associated with the transaction.

The 268 acres in Black Hawk, Colorado is available for sale. If the acreage is sold, we will use the proceeds to reduce debt.  On October 31, 2011, we took an impairment charge of $2.3 million on this land, writing it down to the estimated value of $1.1 million.

On October 31, 2011, excluding restricted cash of $1.2 million, we had cash and cash equivalents of $3.7 million. The restricted cash consists of approximately $1.2 million of player supported jackpots.

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

AG Trucano – Stock Purchase Agreement

On October 18, 2011, we signed a Stock Purchase Agreement to purchase all of the shares of AG Trucano, Son, and Grandsons, Inc., (“AG Trucano”) for $5.2 million. AG Trucano is a slot route operator in Deadwood, South Dakota, that has been in business since gaming was legalized in South Dakota in 1989. AG Trucano currently operates over 900 slots at 20 locations which represent approximately 24% of the slots in Deadwood. The transaction will be financed by cash on hand generated from our registered direct offering (see Note 19 of our consolidated financial statements), stock, and seller paper.  Closing of the acquisition is expected to take place in early 2012 and is subject to customary closing conditions, including licensing and necessary approvals, among other conditions.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of October 31, 2011.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None.

Item 6. Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act f 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: December 15, 2011

INDEX TO EXHIBITS
EXHIBIT NUMBER	DESCRIPTION
3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001).

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002).

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004).

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007).

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.2 to the Company’s From 10-QSB filed August 14, 2002).

3.3	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s Form 8-K filed July 27, 2007).

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A, file no. 333-79867).

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8, file no. 333-126027).

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on April 14, 2009, file no. 333-158576).

4.4	Nevada Gold & Casinos, Inc.’s 2010 Employee Stock Purchase Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on October 12, 2010, file no. 333-169892).

4.5	Form of Common Stock Purchase Warrant (filed previously as Exhibit 4.1 to the Company’s Form 8-K filed November 9, 2011).

10.1
Credit Agreement dated October 7, 2011 by and among Wells Fargo Gaming Capital, LLC, in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC, as borrowers (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed October 28, 2011).

10.2
Guaranty and Security Agreement dated October 7, 2011 among Nevada Gold & Casinos, Inc., certain grantors listed on the signature page and Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed October 28, 2011).

10.3
Intercompany Subordination Agreement dated October 7, 2011 by and among certain obligors listed on the signature page in favor of Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed October 28, 2011).

10.4
Intercreditor Agreement dated October 7, 2011 by and between Wells Fargo Gaming Capital, LLC, in capacity as administrative agent, and Louise H. Rogers (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed October 28, 2011).

10.5
Second Amended and Restated Promissory Note dated October 7, 2011 issued by Nevada Gold & Casinos, Inc., as maker, to Louise H. Rogers, as holder/payee (filed previously as Exhibit 10.5 to the Company’s Form 8-K filed October 28, 2011).

10.6
Second Amendment to the July 2009 Amended and Restated Security Agreement and Schedule of Collateral dated October 7, 2011 between Nevada Gold & Casinos, Inc., as debtor, and Louise H. Rogers, as secured party (filed previously as Exhibit 10.6 to the Company’s Form 8-K filed October 28, 2011).

10.7
Amended Collateral Assignment of Notes, Contractual Rights, Security Interests and Ownership Interests dated October 7, 2011 among Nevada Gold & Casinos, Inc., as maker, Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc. and Nevada Gold BVR, LLC, as additional debtors, and Louise H. Rogers, as secured party (filed previously as Exhibit 10.7 to the Company’s Form 8-K filed October 28, 2011).

10.8
Amended Schedule of Collateral, Notes, Security Interests and Ownership Interests dated October 7, 2011 among Nevada Gold & Casinos, Inc., as maker, Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc. and Nevada Gold BVR, LLC, as guarantors, and Louise H. Rogers, as holder/payee (filed previously as Exhibit 10.8 to the Company’s Form 8-K filed October 28, 2011).

10.9
Loan Guaranty Agreement dated July 7, 2009 among Nevada Gold & Casinos, Inc., Gold Mountain Development, LLC, CGC Holdings, LLC, Colorado Grande Enterprises, Inc., NG Washington, LLC, Nevada Gold BVR, LLC and Louise H. Rogers dated July 7, 2009 (filed previously as Exhibit 10.5 to the Company’s Form 8-K filed July 8, 2009).

10.10
Stock Purchase Agreement dated as of April 25, 2005 among Isle of Capri Black Hawk, L.L.C., IC Holdings Colorado, Inc., Colorado Grande Enterprise, Inc., and CGC Holdings, L.L.C. (filed previously as Exhibit 2.1 to the Company’s Form 8-K filed April 29, 2005).

10.11	Purchase Agreement dated November 25, 2008 between Nevada Gold BVR, LLC, as seller, and B.V. Oro, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 12, 2008).

10.12
Asset Purchase Agreement dated March 12, 2009 among Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s, Inc. and Gullwing III, LLC, as sellers, and NG Washington, LLC, as purchaser (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2009).

10.13
Asset Purchase Agreement dated April 14, 2010 between NG Washington II, LLC, as buyer, and Grant Thornton, Ltd, in its capacity as court-appointed receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Inc., Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc., and Silver Dollar Mill Creek, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K/A filed April 23, 2010).

10.14
Amendment to the Asset Purchase Agreement dated April 14, 2010 between NG Washington II, LLC, as buyer, and Grant Thornton, Ltd, in its capacity as court-appointed receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Inc., Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc. and Silver Dollar Mill Creek, Inc. (filed previously as Exhibit 10.15 to the Company’s Form 8-K filed July 29, 2010).

10.15
Asset Purchase Agreement dated November 23, 2011 by Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser, and the Exhibits thereto (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2011).

10.16
Asset Purchase Agreement dated May 20, 2011 among 3Point, Inc., as seller, Geordie Sze, as stockholder, and NG Washington III, LLC, as purchaser (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 23, 2011).

10.17 (*)
Stock Purchase Agreement dated October 18, 2011 by and among Nevada Gold & Casinos, Inc., NG South Dakota, LLC, the stockholders of A.G. Trucano, Son & Grandsons, Inc. and A.G. Trucano, Son & Grandsons, Inc. and the Exhibits thereto.

10.22 (+)	Employment Agreement dated January 24, 2011 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2011).

10.23 (+)	Employment Agreement dated February 4, 2011 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed February 4, 2011).

10.24 (+)	Employment Agreement dated April 14, 2011 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2011).

23.1(*)	Consent of Independent Registered Public Accounting Firm.

31.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+ Management contract or compensatory plan, or arrangement.
* Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.