Form 10-Q/A
period 2011-10-31
NEVADA GOLD & CASINOS INC
filed 2011-12-16
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QA
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, originally filed with the Securities and Exchange Commission on December 15, 2011, is to furnish Exhibit 10.17 to the Form 10-Q, which contains the Stock Purchase Agreement with A. G. Trucano, Son, and Grandsons.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act f 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: December 15, 2011