Form 10-Q
period 2012-01-31
NEVADA GOLD & CASINOS INC
filed 2012-03-16
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 15,893,874 as of March 8, 2012.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	January 31,	April 30,
	2012	2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,238,410	$5,656,110
Restricted cash	1,469,093	944,359
Accounts receivable	516,927	571,032
Prepaid expenses	1,345,950	785,975
Income tax receivable	17,428	176,750
Other current assets	327,923	290,433
Assets of operations held for sale	32,035	36,187
Total current assets	8,947,766	8,460,846

Investments in development projects	651,130	189,692
Real estate held for sale	1,100,000	3,373,966
Notes receivable - development projects, net of allowances	1,700,000	1,700,000
Goodwill	15,862,386	13,474,980
Identifiable intangible assets, net of accumulated amortization of $2,815,643 and $1,852,553 at January 31, 2012 and April 30, 2011, respectively	7,712,313	7,361,298
Property and equipment, net of accumulated depreciation
of $1,558,821 and $1,189,555 at January 31, 2012 and
April 30, 2011, respectively	5,599,016	3,909,157
Deferred tax asset, net	3,481,845	1,460,884
BVD/BVO receivable	4,000,000	4,000,000
Other assets	1,419,060	574,339
Assets of operations held for sale	4,261,756	4,514,715
Total assets	$54,735,272	$49,019,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,837,605	$1,442,661
Accrued interest payable	66,382	118,024
Other accrued liabilities	1,931,306	1,518,315
Other current liabilites	-	100,000
Long-term debt, current portion	1,400,324	-
Liabilities of operations held for sale	415,982	405,249
Total current liabilities	6,651,599	3,584,249
Long-term debt, net of current portion	15,465,000	15,070,000
Total liabilities	22,116,599	18,654,249

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 16,676,711 and 13,968,210 shares issued and 15,868,874 and 12,797,010 shares outstanding at January 31, 2012, and April 30, 2011, respectively	2,001,205	1,676,185
Additional paid-in capital	24,091,732	20,086,236
Retained earnings	13,684,647	18,977,946
Treasury stock, 807,837 and 1,171,200 shares at January 31, 2012 and April 30, 2011, respectively, at cost	(7,153,372)	(10,369,200)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	32,618,673	30,365,628
Total liabilities and stockholders' equity	$54,735,272	$49,019,877

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011
Revenues:
Casino	$11,357,849	$10,272,303	$33,175,572	$24,911,147
Food and beverage	2,981,314	2,530,463	8,348,730	5,989,892
Other	623,507	515,863	1,693,107	1,262,280
Gross revenues	14,962,670	13,318,629	43,217,409	32,163,319
Less promotional allowances	(1,485,186)	(1,134,414)	(4,156,869)	(2,675,871)
Net revenues	13,477,484	12,184,215	39,060,540	29,487,448

Expenses:
Casino	5,680,916	4,993,606	16,683,807	12,401,530
Food and beverage	1,020,909	978,616	3,022,294	2,377,394
Marketing and administrative	4,121,286	3,954,693	12,057,631	8,826,340
Facility	518,156	393,676	1,529,876	970,462
Corporate expense	866,594	731,908	2,840,780	2,847,975
Legal expense	36,871	25,000	64,461	263,349
Depreciation and amortization	472,963	422,556	1,376,167	1,154,803
Acquisition costs	25,219	22,520	90,885	805,149
Impairment of assets	-	-	2,273,966	-
Excise taxes	296,844	292,628	884,839	649,717
Other	143,813	85,387	380,927	206,130
Total operating expenses	13,183,571	11,900,590	41,205,633	30,502,849
Operating income (loss)	293,913	283,625	(2,145,093)	(1,015,401)
Non-operating income (expenses):
Gain (loss) on sale of assets	-	-	(22,654)	392,243
Interest income	42,849	42,865	128,551	131,980
Interest expense	(393,177)	(385,827)	(1,152,314)	(1,006,707)
Amortization of loan issue costs	(74,898)	(11,250)	(119,484)	(33,750)
Loss on extinguishment of debt	-	-	(154,270)	-
Loss before income tax benefit	(131,313)	(70,587)	(3,465,264)	(1,531,635)
Income tax benefit	57,991	367,739	1,381,510	857,039
Net income (loss) from continuing operations	$(73,322)	$297,152	$(2,083,754)	$(674,596)
Net loss from operations held for sale, net of taxes	(214,725)	(159,621)	(516,758)	(93,552)
Net income (loss)	$(288,047)	$137,531	$(2,600,512)	$(768,148)
Per share information:
Net income (loss) per common share - basic and diluted for continuing operations	$0.00	$0.02	$(0.15)	$(0.05)

Net loss per common share - basic and diluted for operations held for sale	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Basic weighted average number of shares outstanding	15,631,040	12,764,130	13,888,835	12,764,130

Diluted weighted average number of shares outstanding	15,631,040	12,789,130	13,888,835	12,764,130

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	January 31,	January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,600,512)	$(768,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,481,225	1,319,051
Impairment of assets	2,273,966	-
Stock-based compensation	341,360	160,731
Amortization of deferred loan issuance costs	119,484	33,750
(Gain) loss on sale/settlement of assets	19,763	(384,414)
Loss on extinguishment of debt	154,270	-
Deferred income tax benefit	(1,381,510)	(545,034)
Changes in operating assets and liabilities:
Receivables and other assets	(221,355)	42,518
Accounts payable and accrued liabilities	1,733,049	1,725,599
Net cash provided by operating activities	1,919,740	1,584,053
Cash flows from investing activities:
Capitalized development costs	(461,437)	(63,485)
Purchase of property and equipment	(3,823,972)	(4,865,444)
Proceeds from the sale of assets	625	448,379
Net (additions) and reductions of restricted cash	(524,734)	4,012,021
Net cash used in investing activities	(4,809,518)	(468,529)
Cash flows from financing activities:
Payments on capital lease	(13,683)	(11,273)
Employee stock plan purchases	100,395	-
Repayment of short term loans	(588,632)	(37,747)
Deferred loan issuance costs	(914,763)	-
Stock issuance proceeds, net	3,888,761	-
Net cash provided by (used in) financing activities	2,472,078	(49,020)

Net increase (decrease) in cash and cash equivalents	(417,700)	1,066,504
Cash and cash equivalents at beginning of period	5,656,110	3,155,736
Cash and cash equivalents at end of period	$5,238,410	$4,222,240
Supplemental cash flow information:
Cash paid for interest	$1,201,110	$1,008,522

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$2,760,315	$5,187,429
Refinancing of long-term debt (see note 5)	$11,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at January 31, 2012 and April 30, 2011, Consolidated Statements of Operations for the three and nine months ended January 31, 2012 and January 31, 2011, and Consolidated Statements of Cash Flows for the nine months ended January 31, 2012 and January 31, 2011. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2011 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2012 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income, net loss or stockholders’ equity.

Note 2.   Critical Accounting Policies

Revenue Recognition

In accordance with gaming industry practice, we recognize casino revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive jackpots which are recorded as a progressive jackpot liability. Revenues from food, beverage, entertainment, and the gift shops are recognized at the time the related service or sale is provided or made.

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

	Three Months Ended		Nine Months Ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Food and beverage	$1,231,225	$1,062,526	$3,593,090	$2,632,891
Other	39,715	7,200	77,766	19,045
Total cost of complimentary services	$1,270,940	$1,069,726	$3,670,856	$2,651,936

Fair Value of Financial Instruments and Concentrations of Credit Risk

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

The following describes the valuation methodologies used by the Company to measure fair value:

Real estate held for sale is recorded at carrying value and tested for impairment annually using projections of undiscounted future cash flows as well as third party valuations (see Note 16).

Goodwill is recorded at carrying value and tested for impairment annually using projections of undiscounted future cash flows.

The recorded value of cash, accounts receivable and payable approximate fair value based on their short term nature, the recorded value of long term debt approximates fair value as interest rates approximate market rates.

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At January 31, 2012, we had two notes receivable outstanding, as well as the BVD/BVO receivable. The notes were issued in connection with a potential gaming project. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.

New Accounting Pronouncements and Legislation Issued

As of the beginning of fiscal year 2012, there are new accounting standards effective which are discussed below:

Accruals for Casino Jackpot Liabilities

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-16, “Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities”. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot since the jackpot can legally be removed from the gaming floor without payment of the base amount. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Our current accounting policy conforms to the new guidance and, therefore, the adoption did not have a material effect on our financial statements.

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

Note 3. Restricted Cash

As of January 31, 2012, we maintained approximately $1.5 million in restricted cash, which consists of Player Supported Jackpot funds which are progressive games that customers fund. When a jackpot is won, it is paid from these funds. As a result of refinancing our debt through Wells Fargo Gaming Capital, LLC (the “Wells Fargo Loan”) (see Note 5), we are no longer required to maintain reserve funds for insurance and taxes. During the three months ended July 31, 2010, we used the $5,000,000 project fund, an interest bearing restricted cash fund, for the acquisition of six mini-casinos in Washington State.

Note 4.   Notes Receivable and BVO Receivable

Notes Receivable - Development Projects

Big City Capital, LLC

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our notes receivable are still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the notes receivable will be written down to estimated fair values. During the fiscal year 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result, we wrote down the principal on the notes receivable to $1.7 million by establishing a $1.5 million allowance, and we wrote off the accrued interest. At January 31, 2012 and April 30, 2011, our balance sheet reflects notes receivable of $1.7 million, net of a $1.5 million allowance, related to the development of gaming/entertainment projects from Big City Capital. This balance has a due date of December 31, 2014.

Recent conversations with the principal of Big City Capital and an independent third party investment banking firm indicate that the other project Big City Capital is developing is progressing. We have had independent conversations with the investment bank that has expressed confidence that the funds necessary to complete this project will be raised. Our management has previous business experience with this investment banking firm. As of the filing date of this document, we do not believe this asset is further impaired, however, the repayment of these loans will be largely dependent upon Big City Capital’s ability to obtain financing for the other development project and/or the performance of the development project. The collectability of this receivable cannot be assured.

BVD/BVO Receivable

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development” or “BVD”) which plans to develop a casino hotel facility for the Buena Vista Rancheria of Me-Wuk Indians, a Native American tribe in Amador County, California. Effective November 25, 2008, we sold our 40% interest in BVD to B. V. Oro, LLC (BVO), which is owned by our former partner and related parties, for $16 million in cash and a $4 million receivable from BVD which is due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due. The developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project, which is expected in this fiscal year. Should the proceeds of this loan repayment be insufficient to pay off our receivable, the remainder is due from BVO no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the tribe. This receivable accrues interest at the rate of prime plus 1% per annum and is guaranteed by our former partner and related parties. In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO. As of January 31, 2012, the opening date continues to be uncertain. Recent conversations with the principal of BVO indicate the project is progressing. In addition, we have had independent conversations with the investment bank that has expressed confidence that the funds necessary to complete the project will be raised. Our management has previous business experience with this investment banking firm and believes the project is likely to be completed and the note will be collected. As of the filing date of this document, we do not believe this asset is impaired, however, should the casino not be developed, the collectability of this receivable cannot be assured.

Note 5.   Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 30,
	2012	2011

$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	$10,750,000	$-
$4.0 million note payable, 11% through October 7, 2011, 11.5% interest until maturity at June 30, 2015 refinanced after $2 million principal payment	4,000,000	6,000,000
$5.1 million note payable, LIBOR, with a 2% floor, plus 9% interest, maturing July 23, 2012	-	5,070,000
$4.0 million note payable, 7% interest, maturing May 12, 2012	-	4,000,000
$250,000 note payable, 6% interest, to be paid in two annual installments of $100,000 plus accrued interest and the final payment of $50,000 plus accured interest at the maturity date of December 15, 2013,	150,000	-
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 13, 2014	80,000
$1.4 million promissory note, 6% interest, payable in fifty nine monthly installments of $10,000 plus all accrued interest, and the remaining principle at the maturity date of January 27, 2017	1,425,000	-
$400,000 note payable, 6% imputed interest, to be paid in sixty equal monthly installments, beginning February 27, 2012, maturing January 27, 2017	400,000	-
$60,324 note payable, 6% imputed interest, maturing January 27, 2013	60,324	-
Total	16,865,324	15,070,000
Less: current portion	(1,400,324)	-
Total long-term financing obligations	$15,465,000	$15,070,000

On October 7, 2011, we closed on the Wells Fargo Loan, thereby refinancing existing indebtedness of which $4.0 million was due May 12, 2012 and $5.0 million was due July 23, 2012. We also retired $2.0 million of the $6.0 million debt that was previously due June 30, 2013. Assets of, and equity interests in, NG Washington, LLC, NG Washington II, LLC, and NG Washington III, including their ten respective operating mini-casinos, as well as certain of our other subsidiaries (NG Washington II Holdings, LLC, NG South Dakota LLC and A.G. Trucano, Son and Grandsons, Inc.) are collateral for the loan. The loan matures on October 7, 2014, and is guaranteed by us and certain of our subsidiaries.

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

On January 27, 2012, we completed the acquisition of AG Trucano, Son and Grandsons, Inc., a slot route operation in Deadwood, South Dakota (“AG Trucano”) and as part of the purchase price, issued three promissory notes. The first promissory note, in the principal amount of $1,425,000, is due on January 27, 2017 and bears an interest rate of 6% per annum. It is to be repaid in fifty nine monthly principal installments of $10,000 plus all accrued and unpaid interest, starting on February 27, 2012. The second promissory note, in the principal amount of $400,000, bears an imputed interest of 6% per annum, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, the first installment being payable on February 27, 2012. The third promissory note, in the principal amount of $60,324, bears an imputed interest of 6% per annum and matures on January 27, 2013.

Note 6.   Stock-Based Compensation

Information about our share-based plans

We have obligations under three employee stock plans: (1) the 1999 Stock Option Plan, as amended (the “1999 Plan”), (2) the 2009 Equity Incentive Plan (the “2009 Plan”) and (3) the 2010 Employee Stock Purchase Plan, as amended (the “2010 Plan”).

The 1999 Plan

Our 1999 Plan provided for the granting of common stock awards to our directors, officers, employees and independent contractors. The 1999 Plan expired in January 2009 and was replaced with the 2009 Plan. The number of shares of reserved for issuance under the 1999 Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions. No further grants can be issued under the 1999 Plan; however, there are unexercised awards outstanding.

The 2009 Plan

On April 14, 2009, our shareholders approved the 2009 Plan. The number of common stock shares reserved for issuance under the 2009 Plan is 1,750,000 shares. The 2009 Plan is similar to the 1999 Plan in most respects and continues to provide for awards which may be made subject to time based or performance based vesting. Under the 2009 Plan, the Committee is authorized to grant the following types of awards:

•	Stock Options including Incentive Stock Options (“ISO”),
•	Options not intended to qualify as ISOs,
•	Stock Appreciation Rights, and
•	Restricted Stock Grants.

To date, we have only awarded stock options and restricted stock. Our policy has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to fiscal year 2006 generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 5 or 10-year terms and are generally exercisable in two or three equal annual installments, with some options grants providing for immediate vesting for the entire or a portion of the grant.

A summary of activity under our share-based payment plans for the nine months ended January 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at April 30, 2011	1,776,000	$1.62
Granted	250,000	1.57
Exercised	-	-
Forfeited or expired	(136,000)	2.29

Outstanding at January 31, 2012	1,890,000	$1.57	4.8	$-

Exercisable at January 31, 2012	1,868,333	$1.57	4.8	$-

As of January 31, 2012, there was a total of $10,599 in unamortized compensation related to stock options, which cost is expected to be recognized over the next six months.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Nine Months Ended
	January 31, 2012	January 31, 2011

Expected volatility	190.5%	195.9%
Expected term	10.0	10.0
Expected dividend yield	-	-
Risk-free interest rate	2.98%	3.08%
Forfeiture rate	-	-

Expected volatility is based on historical volatility of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award. The weighted average grant date fair value of options granted during the nine months ended January 31, 2012 was $1.57.

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January 2011, and shares are to be purchased at the end of each calendar quarter. As of January 31, 2012, 115,729 shares were issued to 133 participants under the 2010 Plan.

Note 7.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011
Numerator:
Basic and Diluted:
Net income (loss) from continuing operations available to common shareholders	$(73,322)	$297,152	$(2,083,754)	$(674,596)

Denominator:
Basic weighted average number of common shares outstanding	15,631,040	12,764,130	13,888,835	12,764,130
Dilutive effect of common stock options and warrants	—	25,000	—	—

Diluted weighted average number of common shares outstanding	15,631,040	12,789,130	13,888,835	12,764,130

Loss per share from continuing operations:

Net income (loss) per common share - basic and diluted for continuing operations	$0.00	$0.02	$(0.15)	$(0.05)

For the nine months ended January 31, 2012 and January 31, 2011, potential dilutive common shares issuable under options of 1,890,000 and 1,468,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 8.   Segment Reporting

We have three business segments (i) gaming, (ii) non-core, and (iii) assets of operations held for sale. The gaming segment for the three and nine month period ended January 31, 2012 consists of the Washington mini casinos and our slot route operation in South Dakota. The gaming segment for the three and nine month period ended January 31, 2011 consists of the Washington mini-casinos. The “non-core” column is the land in Colorado and its taxes and maintenance expenses, and the “assets of operations held for sale” consists of the Colorado Grande Casino.

Summarized financial information for our reportable segments is shown in the following table.

	As of and for the Three Months Ended January 31, 2012
	Gaming	Non-Core	Subtotal	Assets of Operations Held for Sale	Totals

Net revenue	$13,477,484	$—	$13,477,484	$978,093	$14,455,577
Segment loss pre tax	(119,888)	(11,425)	(131,313)	(324,786)	(456,099)
Segment assets	39,132,705	1,102,000	40,234,705	4,293,791	44,528,496
Depreciation and amortization	472,749	214	472,963	31,040	504,003
Additions to property and equipment	5,161,104	—	5,161,104	—	5,161,104
Interest expense, net (includes amortization)	425,226	—	425,226	626	425,852
Income tax benefit	54,106	3,885	57,991	110,061	168,052

	As of and for the Three Months Ended January 31, 2011
	Gaming	Non-Core	Subtotal	Assets of Operations Held for Sale	Totals

Net revenue	$12,184,215	$—	$12,184,215	$1,077,688	$13,261,903
Segment loss pre tax	(66,206)	(4,381)	(70,587)	(241,850)	(312,437)
Segment assets	33,948,099	3,375,966	37,324,065	3,861,376	41,185,441
Depreciation and amortization	422,141	415	422,556	48,037	470,593
Additions to property and equipment	66,994	—	66,994	—	66,994
Interest expense, net (includes amortization)	354,212	—	354,212	1,316	355,528
Income tax benefit	367,739	—	367,739	82,229	449,968

	As of and for the Nine Months Ended January 31, 2012
	Gaming	Non-Core	Subtotal	Assets of Operations Held for Sale	Totals

Net revenue	$39,060,540	$-	$39,060,540	$3,724,113	$42,784,653
Segment loss pre tax	(1,169,589)	(2,295,675)	(3,465,264)	(492,641)	(3,957,905)
Segment assets	39,132,705	1,102,000	40,234,705	4,293,791	44,528,496
Depreciation and amortization	1,375,647	520	1,376,167	105,058	1,481,225
Additions to property and equipment	6,584,287	-	6,584,287	-	6,584,287
Interest expense, net (includes amortization)	1,297,517	-	1,297,517	2,457	1,299,974
Income tax benefit (expense)	600,980	780,530	1,381,510	(24,117)	1,357,393

	As of and for the Nine Months Ended January 31, 2011
	Gaming	Non-Core	Subtotal	Assets of Operations Held for Sale	Totals

Net revenue	$29,487,448	$-	$29,487,448	$4,113,993	$33,601,441
Segment income (loss) pre tax	(1,512,560)	(19,075)	(1,531,635)	(141,746)	(1,673,381)
Segment assets	33,948,099	3,375,966	37,324,065	3,861,376	41,185,441
Depreciation and amortization	1,152,900	1,903	1,154,803	164,248	1,319,051
Additions to property and equipment	10,052,873	-	10,052,873	-	10,052,873
Interest expense, net (includes amortization)	908,477	-	908,477	4,294	912,771
Income tax benefit	857,039	-	857,039	48,194	905,233

Reconciliation of reportable segment assets to our consolidated totals is as follows:

January 31,
2012
Total assets for reportable segments	$40,234,705
Assets of operations held for sale	4,293,791
Cash and restricted cash not allocated to segments	6,707,503
Income tax receivable	17,428
Deferred tax asset	3,481,845
Total assets	$54,735,272

Note 9. Other Assets

Other assets consist of the following at January 31, 2012 and April 30, 2011, respectively:

	January 31, 2012	April 30, 2011
Accrued interest receivable	$532,986	$406,839
Other assets	71,905	70,000
Deferred loan issue cost, net	814,169	97,500
Other assets	$1,419,060	$574,339

For further explanation of the deferred loan issue costs, see Note 5 of our Notes to Consolidated Financial Statements.

Note 10.   Commitments and Contingencies

We use facilities subject to operating leases terms of which are summarized in the following section of the note:

We lease office space in Houston, Texas, under a non-cancelable operating lease which expires on March 31, 2013. The annual rent for the office space is $88,800.

As a result of acquiring the Washington I mini-casinos in Washington State, the Crazy Moose Casino in Mountlake Terrace has a building lease which expires in May 2013, with an annual rent of $192,000 and an option to renew for two terms of three years and five years, respectively, at $154,000 per year. In addition, the Crazy Moose Casino in Pasco has a parking lot lease which expires in December 2013, with an annual rent of $6,600.

As a result of acquiring the Washington II mini-casinos, the building leases are as follows:

•	Silver Dollar Casino in SeaTac: expires in May 2022 with an option to renew for an additional 10 years; the current annual rental is $238,000;
•	Silver Dollar Casino in Renton: expires in April 2019 with an option to renew for up to two additional terms of 10 years each; the current annual rental is $480,000;
•	Silver Dollar Casino in Bothell: expires in April 2012 with an option to renew for up to two additional terms of up to 10 years; the current annual rental is $286,000;
•	Club Hollywood Casino in Shoreline (two leases, building and parking lot): both leases expire in March 2017 with options to renew for up to four additional five-year terms; the current total annual rental is $671,350;
•	Golden Nugget Casino in Tukwila: expires in November 2014 with an option to renew for an additional 10-year term; the current annual rental is $166,000;
•	Royal Casino in Everett: expires in January 2016 with an option to renew for up to four additional five-year terms; the current annual rental is $360,600; and
•	Administrative offices in Renton: expires in December 2013; the current annual rental is $53,000.

As a result of acquiring the Washington III mini-casino, the Red Dragon Casino has a building lease which expires on October 18, 2016, with an annual rent of $384,000 and an option to renew for up to two additional five year terms.

As a result of acquiring the AG Trucano slot route operation, the Operation Center has a building lease which expires on January 26, 2017 with an annual rent of $55,200 and two property leases that expire May 31, 2013 with annual rents of $36,000 and $18,000.

The expected remaining future rolling twelve months minimum lease payments as of January 31, 2012 are as follows:

Period	Corporate Office Lease Payment	AG Trucano	Washington I, II & III Lease Payment	Total Lease Payment

February 2012- January 2013	$87,960	$109,200	$2,637,990	$2,835,150
February 2013-January 2014	7,330	73,200	2,472,308	2,552,838
February 2014- January 2015	—	55,200	2,348,799	2,403,999
February 2015-January 2016	—	55,200	2,190,982	2,246,182
February 2016- January 2017	—	55,200	1,082,289	1,137,489
Thereafter	—		3,630,920	3,630,920
	$95,290	$348,000	$14,363,288	$14,806,578

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

Note 12. Acquisitions

NG Washington III, LLC

On July 18, 2011, through our wholly owned subsidiary NG Washington III, LLC, we completed the acquisition of the Red Dragon mini-casino in Mountlake Terrace, Washington (“Washington III”) for $1.25 million. The transaction was financed by cash, stock and promissory notes issued to the seller. As a result, we now own the only two mini-casinos currently operating in Mountlake Terrace. We paid $400,000 in cash, $500,000 in our common stock, and $350,000 in two notes payable to the seller, 3 Point Inc. (“3 Point”). The first promissory note, in the principal amount of $250,000, is due on December 15, 2013 and bears an interest rate of 6%. It is to be repaid in three installments: the first payment of $100,000, and all accrued and unpaid interest, is due on December 15, 2011; the second installment of $100,000, and all accrued and unpaid interest, is due on December 15, 2012; and the remaining principal of $50,000, and all accrued and unpaid interest, is due on the maturity date of December 15, 2013. The second promissory note, in the principal amount of $100,000, bears imputed interest of 6% per annum, matures on January 18, 2014, and is payable in thirty equal monthly installments of $3,333 on the fifth day of each month, starting in August 2011. We acquired this casino in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies expected to arise from combining the operations of the acquired casinos with our other Washington-owned properties, as well as other intangible assets that do not qualify for separate recognition. Closing costs and pre-opening expenses of $8,700 related to the acquisition are included in the consolidated statement of operations in marketing and administrative, and legal and other expenses of $52,000 related to the acquisition are reflected separately in the consolidated statement of operations. The preliminary summary of the remaining purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$(6)
Property and equipment	145
Customer relationships	419
Goodwill	692

Purchase price	$1,250

Results of operations of ($81,000), which includes depreciation and amortization of $47,000, as well as closing costs, pre-opening expenses, and legal and escrow fees of $8,700, have been included in our consolidated statement of operations since the date of acquisition of July 18, 2011. At January 31, 2012, goodwill acquired was approximately $692,000, all of which is expected to be deductible for tax purposes.

Management has reviewed the Washington III mini-casino operating results and concluded that the pro-forma financial statements are not required due to immateriality.

A.G. Trucano, Son and Grandsons, Inc./NG South Dakota LLC

On January 27, 2012, through our wholly owned subsidiary, NG South Dakota, LLC, we completed the acquisition of AG Trucano for $5.1 million. The transaction was financed by cash, stock and promissory notes issued to the seller. We paid $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers, Michael J. Trucano and Patricia Burns (“Sellers”). The first promissory note, in the principal amount of $1,425,000, is due on January 27, 2017 and bears an interest rate of 6% per annum. It is to be repaid in fifty nine monthly principal installments of $10,000, plus all accrued and unpaid interest, starting February 27, 2012. The remaining balance is due on the maturity date. The second promissory note, in the principal amount of $400,000, bears an imputed interest of 6% per annum, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, with the first installment being payable in February 2012. The third promissory note, in the principal amount of $60,324, bears an imputed interest of 6% per annum and matures on January 27, 2013. We acquired this slot route in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies from the existing customer base, as well as other intangible assets that do not qualify for separate recognition. Closing costs and pre-opening expenses of $1,000 related to the acquisition are included in the consolidated statement of operations in marketing and administrative, legal and other expenses of $39,000 related to the acquisition are reflected separately in the consolidated statement of operations. The preliminary summary of the remaining purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$735
Property and equipment	1,775
Customer relationships	895
Goodwill	1,695

Purchase price	$5,100

Results of operations of ($7,900), which includes depreciation and amortization of $9,500, have been included in our consolidated statement of operations since the date of acquisition of January 27, 2012. At January 31, 2012, goodwill acquired was approximately $1,695,000, all of which is expected to be deductible for tax purposes.

Management has reviewed the AG Trucano operating results and concluded that the pro-forma financial statements are not required due to immateriality.

NG Washington II, LLC

On July 23, 2010, we, through our wholly owned subsidiary, NG Washington II, LLC, acquired six mini-casinos, and the leasehold to the related administrative office, in the state of Washington. The mini-casinos are the Silver Dollar Casino in SeaTac, the Silver Dollar Casino in Renton, the Silver Dollar Casino in Bothell, the Club Hollywood Casino in Shoreline, the Royal Casino in Everett, and the Golden Nugget Casino in Tukwila (collectively, “Washington II”). All of the Washington II mini-casinos are located in western Washington State.  We acquired the Washington II mini-casinos through bankruptcy proceedings for $11.07 million, $6.0 million of which was paid in cash to Grant Thornton, Ltd., a court appointed receiver, and $5.07 million financed pursuant to a credit agreement between NG Washington II Holdings, LLC, as debtor, and Fortress Credit Corp., as an agent for the lenders.  Two promissory notes, issued pursuant to the credit agreement, were due July 23, 2012, and did bear an interest rate based on the 30-day LIBOR at the end of each calendar month, plus 9% per annum, with a 30-day LIBOR floor of 2.0%.  Interest was due monthly.  This debt was retired with the closing of the Wells Fargo Loan. See Note 5 of our Notes to Consolidated Financial Statements. The current liabilities assumed were primarily gaming based payables, such as Player’s Club points. We were able to purchase these mini-casinos, combine overhead operations with our previously acquired Washington mini-casinos, reduce expenses, and operate our Washington mini-casinos with more efficiency. For example, we reduced the previous owner’s administration office headcount from 26 to 11, eliminated several management positions, and integrated the 11 with the administrative staff of 5 who were operating the original three operating units acquired by us in May 2009. We acquired these mini-casinos in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies expected to arise from combining the operations of the acquired casinos with our other Washington owned properties, as well as other intangible assets that do not qualify for separate recognition. The purchase price was allocated to the assets acquired and liabilities assumed based on our management’s estimate of their fair value on the date of acquisition. Closing costs, legal, and other expenses of $576,000 related to the acquisition are reflected separately in the consolidated statement of operations. A summary of the final purchase price allocations, are as follows:

(000’s)
Current assets and liabilities, net	$(146)
Property and equipment	1,888
Customer relationships	3,383
Goodwill	5,945

Purchase price	$11,070

As of January 31, 2012, the year to date revenues of $23,443,000 and results of operations of $445,000, which includes depreciation and amortization of $568,000, has been included in our consolidated statement of operations. The January 31, 2011, year to date net revenues of $15,909,000 and results of operations of ($211,000), which includes depreciation and amortization of $386,000, as well as closing costs, pre-opening expenses, and severance pay totaling an additional $830,000, have been included in our consolidated statements of operations since the date of the acquisition of July 23, 2010. At January 31, 2012, goodwill acquired was approximately $5,945,000, all of which is expected to be deductible for tax purposes.

Note 13. Goodwill and Other Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010, and July 18, 2011 as well as AG Trucano on January 27, 2012 (see Note 12), we have goodwill with an indefinite useful life and identifiable intangible assets of $23.6 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for 2012 is as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2011	$20,836	$13,475	$7,361
Acquired during the year	3,701	2,387	1,314
Current year amortization	(963)	-	(963)
Balance as of January 31, 2012	$23,574	$15,862	$7,712

The $2.4 million increase in goodwill and the $1.3 million increase in other intangibles from April 30, 2011 to January 31, 2012 is the result of recording the acquisition of the Washington III mini-casino and AG Trucano, both acquired during fiscal 2012.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of amortization of other intangible assets is as follows (in thousands):

	As of January 31, 2012
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$7,648	$(1,897)
Non-compete agreements	1,018	(919)
Trade names	1,862	-
Total	$10,528	$(2,816)

The estimated future annual amortization of intangible assets for each of the next five years is as follows (in thousands):

For the fiscal year	Amount
2013	$1,192
2014	1,093
2015	1,093
2016	1,093
2017	794
Thereafter	585
Total	$5,850

The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 6.5 years.

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

To operate our ten “mini-casinos” in Washington State, Crazy Moose Casino in Pasco, Crazy Moose Casino in Mountlake Terrace, Coyote Bob’s Roadhouse Casino in Kennewick, Silver Dollar Casino in SeaTac, Silver Dollar Casino in Renton, Silver Dollar Casino in Bothell, Club Hollywood Casino in Shoreline, Royal Casino in Everett, Golden Nugget Casino in Tukwila, and Red Dragon Casino in Mountlake Terrace, each of them is required to maintain a Public Card-room and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the WA Gambling Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of 5% percent or more of any class of our stock) to submit to the Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

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

To operate our Colorado Grande Casino we are required to maintain a retail gaming license, which must be renewed every two years. The CO Gaming Commission has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities in this state will be limited accordingly. The failure or inability of the Colorado Grande Casino, or the failure or inability of others associated with the Colorado Grande Casino, to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

The Colorado Grande Casino must meet specified architectural requirements, fire safety standards, as well as standards for access for disabled persons. It also must not exceed specified gaming square footage limits as compared to a total square footage of each floor and the full building. They are permitted to operate slot machines and various types of table games, such as Blackjack, Poker, Craps and Roulette. Casino patrons must be 21 or older to gamble in the casino. Effective January 2, 2009, casinos are permitted to operate 24 hours per day and the maximum bet limit was increased from $5 to $100. No Colorado casino may provide credit to its gaming patrons.

The Colorado Constitution permits a gaming tax of up to 20% on adjusted gross gaming proceeds, and authorizes the CO Gaming Commission to change the rate annually. As of January 2, 2009, any increase in the gaming tax rate requires statewide voter approval. The current gaming tax rate is 0.2375% on adjusted gross gaming proceeds of up to and including $2 million, 1.90% over $2 million up to and including $5 million, 8.55% over $5 million up to and including $8 million, 10.45% over $8 million up to and including $10 million, 15.20% over $10 million up to and including $13 million and 19% on adjusted gross proceeds in excess of $13 million.

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

We may not issue any voting securities except in accordance with the provisions of the Colorado Limited Gaming Act of 1991, as amended (the “Act”) and the regulations promulgated thereunder. The issuance of any voting securities in violation will be void and the voting securities will be deemed not to be issued and outstanding. No voting securities may be transferred, except in accordance with the provisions of the Act and the regulations promulgated thereunder. Any transfer in violation of these provisions will be void. If the CO Gaming Commission at any time determines that a holder of our voting securities is unsuitable to hold the securities, then we may, within sixty (60) days after the finding of unsuitability, purchase the voting securities of the unsuitable person at the lesser of (a) the cash equivalent of such person’s investment, or (b) the current market price as of the date of the finding of unsuitability, unless such voting securities are transferred to a suitable person within sixty (60) days after the finding of unsuitability. Until our voting securities are owned by persons found by the CO Gaming Commission to be suitable to own them, (a) we are not permitted to pay any dividends or interest with regard to such voting securities, (b) the holder of such voting securities will not be entitled to vote for any purposes nor be included in the voting securities entitled to vote, and (c) we may not pay any remuneration in any form to the holder of such voting securities, except in exchange for such voting securities.

South Dakota

Gaming in South Dakota began in November 1989 and is presently authorized within the City of Deadwood. The gaming legislation is codified in Chapter 42-7B of the South Dakota Codified Laws as well as Article 20:18 of the South Dakota Legislature Administrative Rules (collectively, the “SD Regulations”) and is regulated by the South Dakota Commission on Gaming (the “SD Gaming Commission”). The SD Regulations allow gambling activities to be conducted at bars and taverns, including slot machines and limited card games, such as Blackjack and Poker. The SD Regulations limit each licensed location to have a maximum of 30 slot machines. The current tax rate is 9% percent of the adjusted gross gaming revenues in addition to an annual fee of $2,000 for each licensed gaming device located in a licensed location. In order to operate our slot route business in this state, we are required to hold Operator and Route Operator licenses issued by the SD Gaming Commission.

The SD Regulations require that every officer and director, as well as any stockholder holding 5% or greater ownership in a company involved with the conduct of gaming in the state to be a person of good moral character and must submit to a full background investigation conducted by the SD Gaming Commission. Our gaming licenses may be suspended or revoked for any cause which may have prevented their issuance, or for violation by us, or any of our officers, directors, agents, members or employees, of the SD Regulations or for conviction of a crime of moral turpitude or a felony. In addition to the revocation or suspension or in lieu of revocation or suspension, the SD Gaming Commission may impose a reprimand or a monetary penalty.

Nevada

Upon the recommendation of the Nevada Gaming Control Board (the “NV Gaming Board”), on January 26, 2012, the Nevada Gaming Commission (the “NV Gaming Commission” and, collectively with the NV Gaming Board, the “NV Gaming Authorities”) approved our application for registration as publicly-traded corporation submitted in connection with an acquisition of a 1% interest in The Nugget, a non-restricted gaming licensee located in Reno, NV, by our wholly-owned subsidiary, Nevada Gold Speedway, LLC (“NG Speedway”). In connection therewith, we, NG Speedway, and certain of our key employees and directors were found suitable by the NV Gaming Authorities.

The ownership and operation of gaming establishments in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “NGCA”). A finding of suitability is comparable to licensing and it requires submission of detailed personal and financial information followed by a thorough investigation. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may jeopardize an already issued license or applicant’s license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

Although any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application for a finding of suitability, the general rule provides that beneficial owners of more than 10% of any class of our voting securities must apply to the NV Gaming Authorities for a finding of suitability. Under certain circumstances, an “institutional investor” (as defined in the NGCA) who acquires more than 10% but not more than 25% of any class of our voting securities, may apply to the NV Gaming Authorities for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, own up to 29% of the voting securities of a registered company for a limited period of time and maintain the waiver. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the NV Gaming Authorities, or who refuses or fails to pay the investigative costs in connection with investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our common stock beyond such period of time as may be prescribed by the NV Gaming Authorities may be guilty of a criminal offense. We and NG Speedway would be subject to disciplinary action if, after receipt of notice that a person is unsuitable, we:

•	pay such a person any dividend or interest upon any of our voting securities;
•	allow such a person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
•	pay remuneration in any form to such a person for services rendered or otherwise; or
•	fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Corporations registered with the NV Gaming Commission may not make a public offering of any securities without the prior approval of the NV Gaming Authorities if the securities or the proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in the State of Nevada, or to retire or extend obligations incurred for those purposes or for similar purposes. An approval, if given, does not constitute a finding, recommendation, or approval by the NV Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities, and any representation to the contrary is unlawful.

Due to the fact that we are involved in gaming activities outside the State of Nevada, we are required to deposit with the NV Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay for the expenses of investigation by the NV Gaming Board of our participation in gaming in other jurisdictions. The revolving fund is subject to increase or decrease at the discretion of the NV Gaming Commission. Upon our registration and finding of suitability, we are also required to comply with certain other requirements imposed by the NGCA, including reporting requirements.

We currently do not operate any gaming establishment in the State of Nevada.

Note 15. Gain on Sale/Settlement of Assets

We sold all our interests in Isle of Capri Casino-Black Hawk, LLC (“ICBH”) in January 2008. In January 2010, ICBH restated their financial statements for fiscal year 2007 and 2008 and concluded that additional cash distributions were owed to us. As a result, we received an additional cash distribution of $384,414 in the period ended January 31, 2010. As the assets were previously disposed, we treated the distribution in a manner similar to additional consideration received for the sale and classified the entire amount as a gain on sale of assets. We have no material gains or losses thus far during the fiscal year 2012.

Note 16. Impairment of Assets

Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of our vacant land asset adjacent to the city of Blackhawk, Colorado, and accordingly we recorded a pre-tax non-cash charge of $2.3 million to our operating results for the period ended January 31, 2012. The $2.3 million expense is in response to the receipt of an appraisal of the land, using a market approach, and other external data related to mineral rights, which in the aggregate estimate the value of the land at $1.1 million due to the downturn in vacant Colorado land held for development. This fair value measurement uses level 3 inputs under the fair value hierarchy. The asset is included in the non-core segment of our operations.

Note 17. Income Tax

The abnormal effective rate for the three and nine month period ended January 31, 2011 resulted from the receipt during the quarter ended January 31, 2011, of a federal tax refund of $186,780 in excess of the estimated amount, recognition of a $176,750 receivable for an estimated state refund and the recognition of a valuation allowance on deferred tax assets of $32,300 due to the expiration of certain stock options. The effect on earnings per share from this tax benefit was $.03 for the three and nine months ended January 31, 2011. The federal refund related to the carryback of the Company’s fiscal 2010 loss to the Company’s 2008 federal income tax return which was impacted by the federal 1% surtax paid on taxable income in excess of $10 million during the carryback period. The state refund is due to the impact on state tax returns of adjustments made to our federal tax returns for tax years 2007 and 2008 during a prior year examination by the Internal Revenue Service. The valuation allowance was established to reflect management’s assessment that it is more likely than not that certain tax assets will not be realized.

Note 18. Sale of Assets/Asset Held for Sale

On November 23, 2011, we signed an Asset Purchase Agreement to sell selected assets and gaming related liabilities of the Colorado Grande Casino in Cripple Creek, Colorado. Under the terms of the agreement, the buyer has agreed to pay us $3.2 million, of which $800,000 will be paid in cash and $2.4 million will be paid through a five year, 6% interest rate note. On November 30, 2011, we filed a Form 8-K which provides details regarding the transaction. Closing of the acquisition is expected to take place by the end of the 2012 fiscal year or shortly thereafter, and is subject to regulatory approvals, no material change in gaming tax law and other customary closing conditions, including our lender’s consent. We have elected to sell the Colorado Grande Casino as a result of receiving an offer at an attractive EBITDA multiple from a buyer who owns a property in close proximity to the Colorado Grande Casino, which enables the buyer to create synergies not available to us, and as a result of the declining Cripple Creek, Colorado gaming market.

A summary of the Colorado Grande Casino’s assets and liabilities held for sale are as follows:

	January 31, 2012	April 30, 2011
Goodwill	$2,712,918	$2,712,918
Net PP&E	960,165	1,062,038
Inventory	32,035	36,187
Deferred tax asset	588,673	739,759
Total Assets	$4,293,791	$4,550,902

Accounts payable and accrued liabilities	$401,958	$328,910
Short term debt	14,024	76,339
Total Liabilities	$415,982	$405,249

A summary of the Colorado Grande Casino’s year to date operations are as follows:

	Three months ended January 31, 2012	Three months ended January 31, 2011	Nine months ended January 31, 2012	Nine months ended January 31, 2011
Net revenues	$978,093	$1,077,688	$3,724,113	$4,113,993
Total expenses	1,303,689	1,319,538	4,216,754	4,255,739

The assets and revenues of the Colorado Grande Casino are currently reported in the assets of operations held for sale and were previously reported in the gaming segment of our consolidated financial statements. Our estimated gain or loss on the sale of the Colorado Grande Casino is anticipated to be immaterial to our consolidated balance sheet and statement of operations.

Note 19. Stock Offering

On November 7, 2011, we closed on the sale of 2,625,652 shares of our common stock at a price of $1.65 per share to certain investors through a registered direct offering for the total proceeds of approximately $4.3 million, net of offering costs of approximately $444,000. In addition, for each share of our common stock purchased by an investor, we issued to such investor a warrant to purchase 0.75 shares of our common stock. The warrants have an exercise price of $2.18 per share and are exercisable for five years from the initial exercise date, which date is six months from the date of their issuance. The proceeds of the offering were used to assist us in the $5.1 million acquisition of AG Trucano.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2011, filed on Form 10-K with the Securities and Exchange Commission on July 14, 2011.

Executive Overview

We were formed in 1977 and since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Colorado, Washington, and South Dakota. Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. However, there is no guarantee that we will be successful in implementing our business strategy in the future, and as such, no guarantee that our future revenues, costs and profitability will increase. Our net revenues were $13.5 million and $12.2 million for the three months ended January 31, 2012 and January 31, 2011, respectively.

When compared to the three months ended January 31, 2011, the three month period ended January 31, 2012 was impacted by the following items:

- Addition of one mini-casino in Washington State, effective July 18, 2011;

- Addition of a slot route operation in South Dakota, effective January 27, 2012;

- A reduction of our table games hold percentage;

- A deteriorating Cripple Creek, Colorado gaming market;

- Reduced play by certain of our Washington high-end gaming patrons;

- $4 million gross capital raised by stock offering;

- Refinancing of our long-term debt on October 7, 2011; and

- Increased net interest expense.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2012 AND JANUARY 31, 2011

Net revenues. Net revenues increased 10.6%, to $13.5 million from $12.2 million, for the three month period ended January 31, 2012, compared to the period ended January 31, 2011. Casino revenues increased $1.1 million with the addition of the Washington III mini-casino and five days operations of AG Trucano. Food and beverage revenues increased $0.5 million with the additional restaurant in Washington State, and other revenues increased $0.1 million mainly as a result of additional commission revenue for ATMs, check cashing, vending as well as retail, Pull Tabs, and other revenue at the Washington III mini-casino. Our promotional allowances increased $0.4 million for the three month period ended January 31, 2012, compared to the period ended January 31, 2011 in proportion to the additions in revenue.

Total operating expenses. Total operating expenses increased 10.8%, to $13.2 million from $11.9 million, for the three month period ended January 31, 2012, compared to the period ended January 31, 2011. Facilities and food and beverage costs increased a total of $0.2 million in the three months ended January 31, 2012, along with increases in marketing and administrative of $0.2 million mainly due to increased marketing costs, and a $0.7 million increase in casino operations related to the increase in revenues.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense, amortization of loan issue cost, and loss on extinguishment of debt, offset by interest income from our various notes receivable and investments. Interest expense increased 1.7%, or $7,000, for the three month period ended January 31, 2012, compared to the three month period ended January 31, 2011. The increase is due to the 0.5% higher interest rate on the $4.0 million note which resulted from refinancing our long term debt. Interest income remained consistent for the three month period ended January 31, 2012, compared to the three month period ended January 31, 2011. Amortization of loan issue cost was $74,898 and $11,250 for the three month periods ended January 31, 2012 and January 31, 2011, respectively. This increased amortization is due to refinancing our long-term debt.

Income taxes. The abnormal effective rate for the three and nine month period ended January 31, 2011 resulted from the receipt, during the quarter ended January 31, 2011, of a federal tax refund of $186,780 in excess of the estimated amount, recognition of a $176,750 receivable for an estimated state refund and the recognition of a valuation allowance on deferred tax assets of $32,300 due to the expiration of certain stock options. The effect on earnings per share from this tax benefit was $.03 for the three months ended January 31, 2011. The federal refund related to the carryback of our fiscal 2010 loss to the 2008 federal income tax return, which was impacted by the federal 1% surtax paid on taxable income in excess of $10 million during the carryback period. The state refund is due to the impact on state tax returns of adjustments made to our federal tax returns for tax years 2007 and 2008 during a recent examination by the Internal Revenue Service. The valuation allowance was established to reflect management’s assessment that it is more likely than not that certain tax assets will not be realized.

Net loss from continuing operations. Net loss from continuing operations was $0.1 million compared to $0.3 million income for the three month periods ended January 31, 2012 and January 31, 2011, respectively. The decrease is primarily due to the $0.4 million tax benefit recorded in 2011 compared to only $58,000 in January 2012. Operating income was consistent with the prior year, with the difference in our pre-tax income being directly related to the $70,000 increase in net interest expense.

Operations held for sale. Net revenues for assets of operations held for sale were $1.0 million and $1.1 million for the three months periods ended January 31, 2012 and January 31, 2011, respectively. Total expenses were $1.3 million for each of the three months periods. Pre-tax net loss was $325,000 and $242,000 at January 31, 2012 and 2011, respectively.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2012 AND JANUARY 31, 2011

Net revenues. Net revenues increased 32.5%, to $39.1 million from $29.5 million, for the nine month period ended January 31, 2012, compared to the nine month period ended January 31, 2011. Casino revenues increased $8.3 million, food and beverage revenues increased $2.4 million, while other revenues increased $0.4 million. This was offset by an increase of $1.5 million of promotional allowances in relation to the increase in revenues.

Total operating expenses. Total operating expenses increased 35.1%, to $41.2 million from $30.5 million, for the nine month period ended January 31, 2012, compared to the nine month period ended January 31, 2011. During the nine months ended January 31, 2012, we recorded the $2.3 million impairment of the Colorado land. Also within the nine months ended January 31, 2012, casino and food and beverage operating expenses increased $4.9 million and facility expense increased $0.6 million. Marketing and administrative expenses increased $3.2 million, primarily related to the addition of the Washington III mini-casino and showing a full nine months of operations for the six Washington II mini-casinos compared to only six months in fiscal 2011. Other expenses increased $0.2 million with the addition of pull tab costs at the new Washington III mini-casino. Excise taxes increased $0.2 million in proportion with the increase in revenue, offset by decreased corporate and legal expenses of $0.2 million.

Interest expense, net. Interest expense, net, consists of a net balance of interest expense, amortization of loan issue cost, and loss on extinguishment of debt, offset by interest income. Interest expense increased 14.5%, or $0.1 million, for the nine month period ended January 31, 2012 compared to the nine month period ended January 31, 2011. The increase is primarily due to a higher debt balance due to the acquisition of the Washington III mini-casino, and refinancing the $4.0 million note at a 0.5% higher rate. Interest income remained consistent in the nine month periods ended January 31, 2012 and 2011. Amortization of loan issue costs was $119,484 and $33,750 for the nine month periods ended January 31, 2012 and January 31, 2011, respectively. This increase is due to increased deferred loan issue costs related to refinancing of our long-term debt. We had a loss on extinguishment of debt of $154,000 related to repayment of a portion of our long-term debt in the nine month period ended January 31, 2012.

Income taxes. The abnormal effective rate for the three and nine month period ended January 31, 2011 resulted from the receipt, during the quarter ended January 31, 2011, of a federal tax refund of $186,780 in excess of the estimated amount, recognition of a $176,750 receivable for an estimated state refund and the recognition of a valuation allowance on deferred tax assets of $32,300 due to the expiration of certain stock options. The effect on earnings per share from this tax benefit was $.03 for the three and nine months ended January 31, 2011. The federal refund related to the carryback of our fiscal 2010 loss to the 2008 federal income tax return which was impacted by the federal 1% surtax paid on taxable income in excess of $10 million during the carryback period. The state refund is due to the impact on state tax returns of adjustments made to our federal tax returns for tax years 2007 and 2008 during a recent examination by the Internal Revenue Service. The valuation allowance was established to reflect management’s assessment that it is more likely than not that certain tax assets will not be realized.

Net loss from continuing operations. Net loss from continuing operations was $2.1 million and $0.7 million for the nine month periods ended January 31, 2012 and January 31, 2011, respectively. The increase in net loss of $1.4 million is primarily due to the $1.5 million after tax impairment of the Colorado land, $0.4 million increased net interest expense, offset by $1.4 million tax benefit recorded in the nine months ended January 31, 2012 compared to $0.9 million tax benefit recorded in the nine months ended January 31, 2011.

Operations held for sale. Net revenues for assets of operations held for sale were $3.7 million and $4.1 million for the nine months periods ended January 31, 2012 and January 31, 2011, respectively. Total expenses were $4.2 million for each of the nine months periods. Pre-tax net loss was $493,000 and $142,000 at January 31, 2012 and January 31, 2011, respectively.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, write-offs of project development costs, litigation charges, non-cash foreign currency transaction gains and losses, non-cash stock option grants, exclusion of net income or loss from operations held for sale, and net losses/gains from asset dispositions. Adjusted EBITDA excludes the impact of slot and table games hold percentages compared to the prior year. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results to compare to the performance of other companies who also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by segment for the three months ended January 31, 2012 and January 31, 2011:

	For the three months ended January 31, 2012
	AG Trucano	NG Washington I	NG Washington II	NG Washington III	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$31,539	$4,825,648	$9,002,799	$1,102,684	$-	$14,962,670
Less promotional allowances	(98)	(372,522)	(1,010,124)	(102,442)	-	(1,485,186)
Net revenues	31,441	4,453,126	7,992,675	1,000,242	-	13,477,484

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	29,870	3,608,029	7,157,223	1,033,703	831,600	12,660,425

Adjusted EBITDA	$1,571	$845,097	$835,452	$(33,461)	$(831,600)	$817,059

	For the three months ended January 31, 2011
	AG Trucano	NG Washington I	NG Washington II	NG Washington III	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$-	$4,824,529	$8,492,850	$-	$1,250	$13,318,629
Less promotional allowances	-	(325,627)	(808,787)	-	-	(1,134,414)
Net revenues	-	4,498,902	7,684,063	-	1,250	12,184,215
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	-	3,635,165	7,098,860	-	709,388	11,443,413

Adjusted EBITDA	$-	$863,737	$585,203	$-	$(708,138)	$740,802

The following table shows adjusted EBITDA by segment for the nine months ended January 31, 2012 and January 31, 2011:

	For the nine months ended January 31, 2012
	AG Trucano	NG Washington I	NG Washington II	NG Washington III	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$31,539	$14,460,555	$26,284,158	$2,441,158	$-	$43,217,410
Less promotional allowances	(98)	(1,106,200)	(2,841,621)	(208,951)	-	(4,156,870)
Net revenues	31,441	13,354,355	23,442,537	2,232,207	-	39,060,540

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	29,870	10,838,582	21,642,462	2,192,540	2,419,801	37,123,255

Adjusted EBITDA	$1,571	$2,515,773	$1,800,075	$39,667	$(2,419,801)	$1,937,285

	For the nine months ended January 31, 2011
	AG Trucano	NG Washington I	NG Washington II	NG Washington III	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$-	$14,533,608	$17,628,461	$-	$1,250	$32,163,319
Less promotional allowances	-	(956,251)	(1,719,620)	-	-	(2,675,871)
Net revenues	-	13,577,357	15,908,841	-	1,250	29,487,448
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	-	10,931,840	14,706,422	-	2,743,904	28,382,166

Adjusted EBITDA	$-	$2,645,517	$1,202,419	$-	$(2,742,654)	$1,105,282

The following table reconciles adjusted EBITDA to net loss for the three months ended January 31, 2012 and January 31, 2011:

Adjusted EBITDA reconciliation to net income (loss):

	For the three months ended
	January 31, 2012	January 31, 2011

Net income (loss)	$(288,047)	$137,531
Add:
Income tax benefit	(57,991)	(367,739)
Net interest expense	425,226	354,212
Depreciation and amortization	472,963	422,556
Stock option and ESPP grants	24,964	12,101
Loss on operations held for sale	214,725	159,621
Acquisition expenses	25,219	22,520
Adjusted EBITDA	$817,059	$740,802

The following table reconciles adjusted EBITDA to net loss for the nine months ended January 31, 2012 and January 31, 2011:

Adjusted EBITDA reconciliation to net loss:

	For the nine months ended
	January 31, 2012	January 31, 2011

Net loss	$(2,600,512)	$(768,148)
Add:
Income tax benefit	(1,381,510)	(857,039)
Net interest expense	1,143,247	908,477
Loss on extinguishment of debt	154,270	-
Impairment of assets	2,273,966	-
(Gain) loss on sale of assets	22,654	(392,243)
Depreciation and amortization	1,376,167	1,154,803
Stock option and ESPP grants	341,360	160,731
Loss on operations held for sale	516,758	93,552
Acquisition expenses	90,885	805,149
Adjusted EBITDA	$1,937,285	$1,105,282

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 31, 2012 and January 31, 2011:

	January 31,	January 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$1,919,740	$1,584,053
Investing activities	(4,809,518)	(468,529)
Financing activities	2,472,078	(49,020)

Operating activities. Net cash provided by operating activities during the nine month period ended January 31, 2012 increased by $0.4 million over the comparable period in the prior year. This increase resulted from improved operating results at the Washington mini-casinos, having an entire nine months of the six additional Washington II mini-casinos compared to only six months and seven days in the prior year, and the addition of the Washington III mini-casino as of July 18, 2011.

Investing activities. Net cash used in investing activities during the nine month period ended January 31, 2012 increased to $4.8 million compared to net cash used of $0.5 million for the nine month period ended January 31, 2011. The increase of funds used is primarily due to the use of cash to acquire AG Trucano, Washington III mini-casino, $0.5 million invested in project development, and $0.5 million investment in restricted cash.

Financing activities. Net cash provided by financing activities during the nine month period ended January 31, 2012 increased $2.5 million from the comparable period in the prior year. The increase is attributable to the $3.9 million net stock issuance proceeds, offset by $0.6 million repayments of debt in the current period as well as $0.9 million loan issuance costs related to refinancing of our long-term debt.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from acquisitions;

- new management contracts;

- working capital requirements;

- obtaining funds via long-term debt instruments;

- debt service requirements; and

- disposition of non-gaming related assets.

At January 31, 2012, outstanding indebtedness was $16.9 million, of which $1.4 million is due by January 31, 2013. On October 7, 2011, we closed on an $11.0 million loan with Wells Fargo Gaming Capital, LLC. The proceeds were used to refinance debt and pay fees associated with the loan.

The 268 acres in Black Hawk, Colorado is available for sale. If the acreage is sold, we will use the proceeds to reduce debt. On October 31, 2011, we took an impairment charge of $2.3 million on this land, writing it down to the estimated value of $1.1 million.

On January 31, 2012, excluding restricted cash of $1.5 million, we had cash and cash equivalents of $5.2 million. The restricted cash consists of approximately $1.5 million of player supported jackpots.

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

AG Trucano – Stock Purchase Agreement

On January 27, 2012, we closed the purchase of all of the shares of AG Trucano for $5.1 million. AG Trucano is a slot route operator in Deadwood, South Dakota, that has been in business since gaming was legalized in South Dakota in 1989. AG Trucano currently operates over 900 slot machines at 20 locations which represent approximately 24% of the slots in Deadwood. The transaction was financed by cash on hand generated from our registered direct offering (see Note 19 of our consolidated financial statements), stock, and seller paper. We have imputed 6% interest on two of the notes that had a stated 0% interest rate.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of January 31, 2012.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.18	First Amendment to the Stock Purchase Agreement dated October 18, 2011 by and among Nevada Gold & Casinos, Inc., NG South Dakota, LLC, the stockholders of A.G. Trucano, Son & Grandsons, Inc. and A.G. Trucano, Son & Grandsons, Inc. and a form of the Third Promissory Note filed in connection therewith (filed previously as Exhibits 10.1 and 10.2, respectively, to the Company’s Form 8-K filed February 2, 2012).

31.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (*)	XBRL Instance Document

101.SCH (*)	XBRL Taxonomy Schema

101.CAL(*)	XBRL Taxonomy Calculation Linkbase

101.DEF (*)	XBRL Taxonomy Definition Linkbase

101.LAB (*)	XBRL Taxonomy Label Linkbase

101.PRE (*)	XBRL Taxonomy Presentation Linkbase

+ Management contract or compensatory plan, or arrangement.

* Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2012

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn, Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)