Form 10-K
period 2012-04-30
NEVADA GOLD & CASINOS INC
filed 2012-07-27
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for fiscal year ended April 30, 2012
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number. 001-15517

Nevada Gold & Casinos, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

50 Briar Hollow Lane, Suite 500W, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 621-2245

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.12 par value	New York Stock Exchange Market

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

☐ Yes ☒ No

As of October 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $2.10, as reported on the NYSE MKT Stock Exchange, was $27,157,330.

As of July 19, 2012, the registrant had 15,960,174 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 30, 2012 are incorporated by reference into Part III of this report.

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

ii

Part I

Item 1. Business

Overview

Nevada Gold & Casinos, Inc., a Nevada corporation (the “Company,” “we” or “us”), was formed in 1977 and, since 1994, has been primarily a gaming company involved in financing, developing, owning and operating gaming projects.

Commercial Gaming Projects.

We own and operate 10 gaming facilities in Washington, and a slot machine route operation in South Dakota. We owned a gaming operation in Colorado that we sold subsequent to our fiscal year end, on May 25, 2012. The following properties are wholly-owned and operated by us: the Crazy Moose Casinos in Pasco and Mountlake Terrace, Washington, the Coyote Bob’s Casino in Kennewick, Washington, the Silver Dollar Casinos in SeaTac, Bothell and Renton, Washington, the Club Hollywood Casino in Shoreline, Washington, the Royal Casino in Everett, Washington, the Golden Nugget Casino in Tukwila, Washington, and the Red Dragon Casino in Mountlake Terrace, Washington (collectively, “Washington Gold”), and the South Dakota Gold slot route operation in Deadwood, South Dakota.

Native American Gaming Project.

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“BVD”), which is developing a casino for the Buena Vista Rancheria of Me-Wuk Indians, a Native American tribe in Amador County, California. Effective November 25, 2008, through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we sold our interest in BVD to B.V. Oro, LLC (“BVO”), which is owned by our former partner in this project and related parties, for $16 million in cash and a $4 million receivable from BVD due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due. The developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project. Should the proceeds of this loan repayment be insufficient to pay off the receivable, the remainder is due from BVO no later than two years after the opening of the opening of a gaming/entertainment facility to be built by BVD for the tribe. This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties. In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO.

According to the principal of BVD, the project continues to slowly progress and he is committed and financially able to continue to fund ongoing expenses until permanent funding is arranged. Also, the investment bank that has been engaged to assist BVD to raise the project funding, with whom we have had prior experience, has indicated to us in recent conversations that they believe project funding will be attained. However, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we have recorded a $4.6 million valuation allowance for the total principal and interest due effective as of April 30, 2012.

Management Agreements and Real Estate.

We continue to pursue outside management agreements.

We have interest in approximately 268 acres of undeveloped land in Colorado which is currently held for sale.

We report our operations in three segments: gaming projects, non-core assets and assets held for sale. For a summary of financial information concerning these three segments, please refer to the information provided in Note 13 to our Consolidated Financial Statements.

Objective and Strategies

Our primary business objective is to increase long-term returns to shareholders through appreciation in the value of our common shares. To achieve this objective, we intend to grow our assets and our earnings by following three business strategies:

-	enhancing the return from, and the value of, the gaming properties in which we own interest;
-	acquiring or developing additional gaming properties; and
-	assisting in finding financing, developing and/or managing of, or providing consulting services to gaming projects.

Current Commercial Casino Projects

Washington Gold – Washington State

On May 12, 2009, through our wholly-owned subsidiary, NG Washington, LLC, we completed an acquisition of three mini-casinos in the state of Washington for $15.75 million. The mini-casinos and related real estate were owned by Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC (collectively, the “Sellers”) and the transaction was funded by existing cash as well as a $4.0 million note issued to the Sellers.

The three mini-casinos are the Crazy Moose Casino in Pasco, the Coyote Bob's Casino in Kennewick, and the Crazy Moose Casino in Mountlake Terrace (collectively, “Washington I”). Combined, the facilities have a total of 42 table games including Blackjack, Pai Gow poker, Baccarat, Player Banked Poker, Spanish 21, Blackjack-Double Action, Ultimate Hold’em, and Three and Four Card Poker. New games are frequently introduced to keep the customers interested and active. Additional banked table games are permitted along with poker and pull tabs. Each mini-casino includes a full service restaurant with bar. The friendly atmosphere is enhanced as good customers are treated to "comps" in the form of free non-alcoholic drinks, free meals, or other benefits. The three mini-casinos operate with approximately 400 employees and have a total of approximately 306 parking spaces.

As of January 1, 2009, a new law in Washington State increased the maximum bet for each facility from $200 to $300 and allowed mini-casinos to be open 24 rather than 20 hours per day, provided that they close for at least four continuous hours two times per week.

Two of the mini-casinos are located in the Tri-Cities area while one is located in the Seattle area. We believe that the Crazy Moose Casino in Mountlake Terrace attracts customers from the Seattle area whereas the Crazy Moose Casino in Pasco and Coyote Bob’s Casino, located in the southeast region of Washington State, attract customers from Walla Walla, southeastern Washington State and northeastern Oregon.

On July 23, 2010, through our wholly-owned subsidiary, NG Washington II, LLC, we acquired six additional mini-casinos in the state of Washington and their related administrative center, for $11.07 million, which was comprised of $6.0 million in cash and $5.07 million financed by the prior owner’s senior debt holder. The mini-casinos were acquired through bankruptcy proceedings. See Note 7 of our consolidated financial statements.

The six mini-casinos are the Silver Dollar Casinos in SeaTac, Renton, and Bothell, the Golden Nugget Casino in Tukwila, the Club Hollywood Casino in Shoreline, and the Royal Casino in Everett (collectively, “Washington II”). All of the mini-casinos are located in western Washington State. Combined, the six facilities have a total of approximately 90 table games including Blackjack, Spanish 21, Player Banked Poker, and other popular banked table games. The six mini-casinos operate with approximately 900 employees, all are located within 25 miles of Seattle and have a total of approximately 1,065 parking spaces. We believe that the mini-casinos attract customers from the Seattle area and western Washington State.

On July 18, 2011, through our wholly-owned subsidiary, NG Washington III, LLC, we completed the acquisition of the Red Dragon mini-casino in Mountlake Terrace, Washington (“Washington III”) for $1.25 million. As a result, we now own the only two mini-casinos currently operating in Mountlake Terrace. The transaction was financed by $400,000 in cash, $500,000 in our common stock and $350,000 in two promissory notes payable to the seller, 3 Point Inc. (“3 Point”). See Note 7 of our consolidated financial statements.

The Red Dragon mini-casino, located in western Washington State, has a total of 15 table games including Player Banked Poker, Baccarat, and other popular banked table games. The mini-casino operates with approximately 113 employees, is located within 14 miles of downtown Seattle and has a total of approximately 122 parking spaces. We believe that the mini-casino attracts customers from the Seattle area and western Washington State. With this acquisition, we have become the largest owner of mini-casinos in the state of Washington with ten such facilities, which represent approximately 17% of the state's active mini-casinos.

South Dakota Gold – Deadwood, South Dakota

On January 27, 2012, through our wholly-owned subsidiary, NG South Dakota, LLC, we completed the acquisition of all of the shares of A.G. Trucano, Son & Grandsons, Inc. (“South Dakota Gold”) for $5.1 million. The transaction was financed by $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers, Michael J. Trucano and Patricia Burns.

South Dakota Gold is a slot machine route operator that has been in business since the legalization of gaming in South Dakota in 1989. It currently operates over 900 slots at approximately 20 locations in Deadwood, South Dakota, which represent about 24% of the total number of slot machines in that market. Deadwood is a town of 1,300 residents located in the Black Hills, South Dakota, in the southwest corner of the state. The town attracts over a million visitors each year and is a 1-hour drive from Mount Rushmore and 40-minute drive from Rapid City. Initiated in 1989, Deadwood was only the third jurisdiction in the United States to host legalized gambling.

Colorado Grande Casino – Cripple Creek, Colorado

The Colorado Grande Casino is located at a primary intersection, near the center of the Cripple Creek market. The property consists of a casino with approximately 191 slot machines, four table games, two restaurants with bars, seven hotel rooms, and approximately 44 parking spaces.

On May 25, 2012, subsequent to our fiscal year end, we sold substantially all of the assets, including any rights in the Colorado Grande name and gaming-related liabilities, of the Colorado Grande Casino to G Investments, LLC (“GI”). We elected to sell the Colorado Grande Casino as a result of receiving an offer at an attractive earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple from GI whose principals own a property in close proximity to the Colorado Grande Casino. As a result of the declining Cripple Creek, Colorado gaming market, this enables the buyer to create synergies not available to us. See Note 23 of our consolidated financial statements. Under the terms of the agreement, the buyer agreed to pay us $3.1 million, of which $800,000 was paid in cash and $2.3 million will be paid through a five year, 6% interest rate promissory note (the “GI Note”). On May 29, 2012, we filed a Form 8-K which provides details regarding the transaction.

Native American Casino Projects

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

On May 4, 2005, through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we acquired a 20% interest in BVD in exchange for an approximately $14.8 million loan and an equity investment of approximately $200,000. BVD is developing a casino for the Buena Vista Rancheria of Me-Wuk Indians, a Native American tribe in Amador County, California. Our initial 20% ownership interest in BVD increased by five percentage points at the end of every six-month period the loan remained outstanding, up to a maximum of an additional 20%, for a total of 40%. As of May 2007, we owned a 40% interest in BVD.

Effective November 25, 2008, we sold our 40% interest in BVD to BVO, which is owned by our former partner in this project and related parties, for $16 million in cash and a $4 million receivable from BVD due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due. The developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project. Should the proceeds of this loan repayment be insufficient to pay off the receivable, the remainder is due from BVO no later than two years after the opening of the opening of a gaming/entertainment facility to be built by BVD for the tribe. This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties. In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO. See Note 5 of our Consolidated Financial Statements.

According to the principal of BVD, the project continues to slowly progress and he is committed and financially able to continue to fund ongoing expenses until permanent funding is arranged. Also, the investment bank that has been engaged to assist BVD to raise the project funding, with whom we have had prior experience, has indicated to us in recent conversations that they believe project funding will be attained. However, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we have recorded a $4.6 million valuation allowance for the total principal and interest due effective as of April 30, 2012.

Other Casino Projects

Speedway

Speedway is a to-be-built hotel and casino on a parcel adjacent to the Las Vegas Motor Speedway in North Las Vegas, Nevada. It is anticipated that, once completed, this project will include a hotel with 200 rooms and a casino with up to 500 gaming positions. Additional amenities will include restaurants, entertainment facilities, and meeting space. The owner of the parcel, CML-NV Speedway, LLC, an affiliate of Rialto Capital Advisors, LLC (“Rialto”), foreclosed on the prior developer in August of 2011. On April 24, 2012, we signed a non-binding Memorandum of Understanding with Rialto, pursuant to which we will be involved as the developer, manager, and minority equity holder.

The project remains subject to numerous conditions, including securing financing for the development.

Regulation and Licensing

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

To operate our ten “mini-casinos” in Washington State, Crazy Moose Casino in Pasco, Crazy Moose Casino in Mountlake Terrace, Coyote Bob’s Casino in Kennewick, Silver Dollar Casino in SeaTac, Silver Dollar Casino in Renton, Silver Dollar Casino in Bothell, Club Hollywood Casino in Shoreline, Royal Casino in Everett, Golden Nugget Casino in Tukwila, and Red Dragon Casino in Mountlake Terrace, each of them is required to maintain a Public Card-room and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the WA Gambling Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of 5% percent or more of any class of our stock) to submit to the WA Gambling Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

Revised Code of Washington (“RCW”) 9.46.110 allows local governments (including cities, counties and towns) to prohibit any or all gambling activities for which licenses are required as well as tax such activities.  The maximum tax limitations imposed by law include 20% of gross receipts for public card-room games and either 5% of gross receipts or 10% of net receipt (as chosen by a local authority) for pull-tabs activities.  The current gaming tax rate for public card-room games in the cities of Pasco, Mountlake Terrace, Kennewick, SeaTac, Renton, Tukwila and Shoreline, as well as in Snohomish County, is 10% of table games gross receipts. The current gaming tax rate for pull-tabs in the city of Kennewick is 10% of pull-tabs net receipts, while in the cities of Pasco, Mountlake Terrace, SeaTac, Renton, Tukwila and Shoreline, as well as in Snohomish County, the tax rate is 5% of pull-tabs gross receipts.  In addition, Washington State charges a business and occupational tax in the amount of 1.63% of all gaming activities’ net receipts in order to promote responsible gaming.

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

Colorado

Upon the sale of the Colorado Grande Casino to G Investments, LLC, which took place on May 25, 2012, we surrendered our license to operate the Colorado Grande Casino and are no longer subject to the provisions of the Act and the regulations promulgated thereunder.

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

To operate our Colorado Grande Casino we were required to maintain a retail gaming license, which must be renewed every two years. The CO Gaming Commission has broad discretion to revoke, suspend, condition, limit, or restrict the licensee at any time. Under Colorado gaming regulations, no person or entity can have an ownership interest in more than three retail licenses, and our business opportunities in this state will be limited accordingly. The failure or inability of the Colorado Grande Casino, or the failure or inability of others associated with the Colorado Grande Casino, to maintain necessary gaming licenses or approvals would have a material adverse effect on our operations.

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

The Colorado Constitution permits a gaming tax of up to 20% on adjusted gross gaming proceeds, and authorizes the CO Gaming Commission to change the rate annually. As of January 2, 2009, any increase in the gaming tax rate requires statewide voter approval. The most current gaming tax rate is 0.25% on adjusted gross gaming proceeds of up to and including $2 million, 2% over $2 million up to and including $5 million, 9% over $5 million up to and including $8 million, 11% over $8 million up to and including $10 million, 16% over $10 million up to and including $13 million and 20% on adjusted gross proceeds in excess of $13 million.

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

Nevada

Upon the recommendation of the Nevada Gaming Control Board (the “NV Gaming Board”), on January 26, 2012, the Nevada Gaming Commission (the “NV Gaming Commission” and, collectively with the NV Gaming Board, the “NV Gaming Authorities”) approved our application for registration as a publicly-traded corporation submitted in connection with an acquisition of a 1% interest in The Nugget, a non-restricted gaming licensee located in Reno, NV, by our wholly-owned subsidiary, Nevada Gold Speedway, LLC (“NG Speedway”). Our acquisition of equity in the Nugget required us to file the application. In connection therewith, we, NG Speedway, and certain of our key employees and directors were found suitable by the NV Gaming Authorities. We took this action to accelerate future Nevada acquisitions or management contracts.

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

Other Assets

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, LLC, we own approximately 268 acres of undeveloped land in the vicinity of Black Hawk, Colorado. In November of 2004, the Central City Business Improvement District completed the construction of a new 8.4-mile four-lane road connecting Interstate 70 to Central City, Colorado. Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of this asset, and, accordingly, we recorded a pre-tax non-cash charge of $2.3 million to our operating results for the period ended April 30, 2012. The $2.3 million expense is in response to the receipt of an appraisal of the land, which used a market approach and other external data related to mineral rights, which, in the aggregate, estimate the value of the land at $1.1 million due to the downturn in vacant Colorado land held for development. This acreage is currently held for sale.

Nevada Gold Speedway, LLC. Through our wholly-owned subsidiary, Nevada Gold Speedway, LLC, we have signed a non-binding Memorandum of Understanding with Rialto to provide technical services for the development and management of a hotel and casino adjacent to the Las Vegas Motor Speedway in North Las Vegas, Nevada. It is anticipated that the project will be owned by various legal entities of which we may hold a minority interest. We will assist in the development and manage the operation of the property.  The development is expected to be completed in three phases. The first phase will include a hotel with 200 rooms, restaurants and meeting rooms, and a casino with up to 500 gaming positions. The project remains subject to numerous conditions, including securing financing for the development.

Employees

As of April 30, 2012, we employed approximately 1,458 people.

Available Information

We make available on our website (www.nevadagold.com) under “Investor Relations - SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”). These reports are also available at the SEC’s website (www.sec.gov).

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

As of April 30, 2012, we had $16.6 million of indebtedness outstanding. On October 7, 2011, we borrowed $11.0 million from Wells Fargo Gaming Capital Advisors, LLC (“Wells Fargo Loan”). The proceeds were used to repay $4.0 million of debt due May 12, 2012, $5.0 million of debt due July 23, 2012, and $2.0 million of debt originally due June 30, 2013 of which the balance has been extended to June 30, 2015. As of April 30, 2012, the principal balance of the Wells Fargo Loan is $10.5 million. As a result of the South Dakota Gold and Washington III acquisitions, we also added an additional $2.1 million of debt.

As a result of closing on the Wells Fargo Loan, we incurred $819,455 of deferred loan issue costs which are amortizable over the life of the loan. As a result of a $2,000,000 repayment and renegotiating terms on our $6,000,000 note payable, we recorded a loss on extinguishment of debt of $154,000 and we added approximately $91,000 of deferred loan issue costs amortized over the remaining life of the note.

The Wells Fargo Loan has a limited number of financial covenants of which we are in compliance with as of April 30, 2012 and the filing date of this document. We are also not permitted to incur additional indebtedness without this lender’s prior approval.

In May of 2012, upon closing the sale of the Colorado Grande Casino, we repaid $800,000 of the $4 million debt due on June 30, 2015. In June of 2012, we added $1.7 million of short-term debt to pay the $2,000 per slot machine registration fee for our South Dakota Gold operation. Since the South Dakota Commission on Gaming requires the entire fee to be paid in advance, the former owner of the South Dakota Gold has historically financed this obligation with a short-term loan. The $1.7 million loan represents a continuation of that practice. Please see Note 24 of our consolidated financial statements.

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

Our success in funding our gaming operations will depend on our ability to generate cash flow from our gaming operations and borrow or refinance $10.5 million by October 7, 2014, $4.0 million by June 30, 2015, and $1.8 million by January 27, 2017. Our ability to generate sufficient cash flow to satisfy our debt obligations will depend on our future operating performance that is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt obligations, we will need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. These measures may not be available to us or, if available, they may not be sufficient to enable us to satisfy our obligations and may restrict our ability to pay operating expenses. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations or fund our gaming operations.

We face significant competition from other gaming operations that could have a material adverse effect on our future operations.

There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. We compete with numerous casinos of varying quality and size in market areas where our properties are located. The gaming business is characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. In most markets, we compete directly with other casino facilities in the immediate and surrounding market areas. If our competitors operate more successfully, if competitors’ properties are enhanced or expanded, or if additional casinos are established in and around locations in which we conduct business, we may lose market share. The expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

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

We have receivables that are expected to be collected. If we are not able to collect or monetize these assets timely, the lack of such collection may have a negative impact on our projected cash flow. Failure to monetize our recorded assets could have a material adverse effect on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations.

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

With each project, we are subject to the risk that our investment may be lost if the project cannot obtain adequate financing to complete development and open the casino successfully. In some cases, we may be forced to provide more financing than originally planned in order to complete development thereby increasing our risk.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Washington Gold Casinos. As a result of acquiring facilities in Washington, the real property leases are as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2013 with an option to renew for two additional terms of three years and five years, respectively. The annual rent for this lease is $192,000 in the current fiscal year and $154,000 going forward. We own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick.
•	Crazy Moose Casino in Pasco has a parking lot lease which expires on December 31 2013. The annual rent for this lease is $6,600.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $238,000, with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $480,000, with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $286,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $671,350, with escalation of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $166,000, with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $360,600, with escalation of 3% annually.
•	Administrative offices lease in Renton expires in December of 2013. The annual rent is $53,000.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $384,000, with escalation of 2% annually.

South Dakota Gold. As a result of acquiring the South Dakota Gold slot route operation, we have the following real property leases:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.
•	Two leases which expire on May 31, 2013 with annual rents of $36,000 and $18,000, respectively.

Colorado Grande Casino. Through our wholly-owned subsidiary, CGE Assets, Inc. (formerly, Colorado Grande Enterprises, Inc.), we leased a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino and hotel facilities. We leased this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande Casino’s adjusted gross gaming revenues, with an annual cap of $400,000. Starting from April 30, 2012, the annual rent was changed to $252,548 with an option by the landlord to revert to the original rent structure upon obtaining necessary approvals from the Colorado Gaming Commission. Although this lease was assigned to G Investments, LLC as a result of the sale of the Colorado Grande Casino, which occurred on May 25, 2012, we retained contingent liability of the tenant’s obligations under this lease through May 24, 2017.

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, LLC, we own approximately 268 acres of undeveloped land in the vicinity of Black Hawk, Colorado. In November of 2004, the Central City Business Improvement District completed the construction of a new 8.4-mile four-lane road connecting Interstate 70 to Central City, Colorado. Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of this asset, and, accordingly, we recorded a pre-tax non-cash charge of $2.3 million to our operating results for the period ended October 31, 2011. The $2.3 million expense is in response to the receipt of an appraisal of the land, which used a market approach and other external data related to mineral rights, which, in the aggregate, estimate the value of the land at $1.1 million due to the downturn in vacant Colorado land held for development. This acreage is currently held for sale.

Office Lease. We currently lease approximately 5,219 square feet of office space for our corporate headquarters in Houston, Texas. The lease expires on March 31, 2013. The total annual rent for this office space is currently $88,800.

Las Vegas Office Lease. We currently lease approximately 180 square feet of office space in Las Vegas, Nevada. The lease is on a month-to–month basis. The total monthly rent for this office space is approximately $1,000, including utilities.

Item 3. Legal Proceedings

We are currently not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE MKT Stock Exchange (formerly, the NYSE Amex) under the symbol “UWN.” The following table sets forth the high and low sales prices per share of the common stock for the last two fiscal years.

	Fiscal Years Ended
	April 30, 2012		April 30, 2011
	High	Low	High	Low

First Quarter	$1.66	$1.25	$1.05	$.84
Second Quarter	2.23	1.45	1.25	.97
Third Quarter	2.01	1.12	1.18	1.01
Fourth Quarter	1.73	1.30	1.75	1.02

Holders of Common Stock

As of July 23, 2012, we had approximately 4,344 holders of our common stock, which includes the number of record holders and participants in security position listings.

Dividends

We have not paid any dividends during the last six fiscal years and our current policy is to retain earnings to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2012 including the 1999 Stock Option Plan, as amended, and the 2009 Equity Incentive Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)

Equity Compensation Plans Approved by Security Holders	1,865,000	$1.57	831,000
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	1,865,000	$1.57	831,000

Recent Sales of Unregistered Securities

On January 27, 2012, pursuant to a Stock Purchase Agreement dated October 18, 2011, as amended on January 27, 2012, among Nevada Gold & Casinos, Inc., NG South Dakota, LLC, the stockholders of A.G. Trucano, Son & Grandsons, Inc. and A.G. Trucano, Son & Grandsons, Inc., we issued 13,223 shares of our common stock to Michael J. Trucano, in capacity as the seller’s representative, as a part of the total purchase price consideration of $5.1 million for the acquisition of all of the shares of A.G. Trucano, Son & Grandsons, Inc., the owner of the South Dakota Gold slot route operation in Deadwood, South Dakota. The shares, valued at $24,991, were issued in reliance of the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The stock certificate issued pursuant to the Agreement contained a restrictive legend in accordance with Rule 144 of the Act.

Issuer Purchases of Equity Securities

During the years ended April 30, 2012 and April 30, 2011, we did not repurchase any shares.

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

Capitalized Development Costs

We capitalize certain third party, professional, licensing, and other miscellaneous fees directly related to the procurement, evaluation and establishment of contracts for development projects. Development costs are recorded on the cost basis and are amortized over the estimated economic term of the contract. We review each project on a quarterly basis to assess whether any changes to our estimates are appropriate. If accumulated costs of a specific project exceed the net realizable value of such project or the project is abandoned, the costs are charged to earnings.

Goodwill, Other Intangible, and Other Long-Lived Assets

In connection with our acquisitions of the ten Washington mini-casinos from May 12, 2009 to July 18, 2011, and the acquisition of the South Dakota Gold slot route operation in South Dakota on January 27, 2012, we have goodwill and identifiable intangible assets of $23.9 million, net of amortization. Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming segment.

We use earnings before interest, taxes, depreciation, amortization, non-cash goodwill and other long-lived asset impairment charges, litigation charges, non-cash foreign currency transaction gains and losses, and net losses/gains from asset dispositions as the measure for future earnings in our impairment test. Management estimates future adjusted EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of adjusted EBITDA rates based on industry standards ranging from 5.5 to 7.5 times adjusted EBITDA when we estimated fair values of our operating facilities as of April 30, 2012.

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

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review acollectability and establish or adjust our allowance as necessary using the specific identification method. We make advances to third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated to determine the appropriate discount to be recorded on the note for it to be considered a performing note. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. See Note 5 of our Consolidated Financial Statements.

We review on a quarterly basis each of our notes receivable to evaluate whether the collection of such note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable would be written down to its estimated fair value.

Revenue Recognition

We record revenues from casino operations, management fees, and interest on notes receivable on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectability is reasonably certain.

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

	Fiscal Year Ended
	April 30, 2012	April 30, 2011
Food and beverage	$4,801,738	$3,754,336
Other	115,968	29,261
Total cost of complimentary services	$4,917,706	$3,783,597

Accrued Jackpot Liability

We accrue slot jackpot liability as games are played under a matching concept of coin-in. In addition, as of April 30, 2012 and April 30, 2011, we also maintained approximately $1,787,000 and $918,000, respectively, in player-supported jackpot accrued liability. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

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

To fully recognize our net deferred tax assets, we must achieve future taxable income of approximately $3.7 million. These earnings will be achieved through our operating properties and increased revenues from future acquisitions. We believe that such earnings will be sufficient to fully utilize current NOLs.

We have federal net operating losses of approximately $3.7 million which expire from 2029 to 2032.

A summary of our deferred tax assets and liabilities is presented in the table below:

	April 30, 2012	April 30, 2011
Deferred tax assets:
Net operating loss carryforwards	$1,280,810	$681,358
Fixed assets	61,720	(48,179)
Stock options	662,523	536,374
Impairment of notes receivable and goodwill	3,609,313	511,308
Other	3,129	1,707
Total deferred tax assets	5,617,495	1,682,568
Deferred tax liabilities:
Amortization of intangibles	(529,583)	(272,172)
Revenue not recognized for tax reporting and other	195,633	82,797
Total deferred tax liabilities	(333,950)	(189,375)
Net deferred tax assets before valuation allowance	5,283,545	1,493,193
Valuation allowance	(32,309)	(32,309)
Net deferred tax assets	$5,251,236	$1,460,884

Reconciliations between the statutory federal income tax expense rate of 34.0% in the fiscal years ended April 30, 2012 and April 30, 2011 and our effective income tax rate as a percentage of income before income tax benefit is as follows:

	Years Ended
	April 30, 2012		April 30, 2011
	Percent	Dollars	Percent	Dollars

Income tax benefit at statutory federal rate	(34.0)	$(3,328,964)	(34.0)	$(366,259)
State taxes	0.0	-	(0.5)	(5,670)

Permanent differences:

Filed return to financial statement provision (permanent true-up of book balance to return)	-	-	(17.3)	(186,780)
Federal refund in excess of amount recorded	0.0	-	(16.5)	(176,750)
State tax refund resulting from amendments to federal return	0.0	-	3.0	32,309
Change in valuation allowance and other	(0.2)	(22,812)	2.9	30,734
Effective income tax rate	(34.2)	$(3,351,776)	(62.4)	$(672,416)

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimative, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2012 and April 30, 2011, we did not record any accrued litigation liability.

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

The following describes the valuation methodologies used by us to measure fair value:

Real estate held for sale is recorded at carrying value and tested for impairment annually or more frequently, if impairment indicators arise, using projections of undiscounted future cash flows as well as third party valuations (see Note 21 of our Consolidated Financial Statements).

Goodwill, other intangible assets and other long lived assets are recorded at carrying value and tested for impairment annually, or more frequently, using projections of undiscounted future cash flows.

The recorded value of cash, accounts receivable and payable approximate fair value based on their short term nature, the recorded value of long term debt approximates fair value as interest rates approximate market rates.

Stock-Based Compensation

Under Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation,” the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term of the option is an estimate of the period of time that the option is expected to be outstanding and is based on our historical experience. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award.

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming facilities. Our gaming facility operations are located in the United States of America (the “U.S.”), specifically in the states of Washington, South Dakota and, until recently, Colorado. On April 25, 2005, we acquired the Colorado Grande Casino in Cripple Creek, Colorado, which we sold on May 25, 2012. On May 12, 2009, we acquired three mini-casinos in Washington State. On July 23, 2010, we acquired six additional mini-casinos and, on July 18, 2011, we acquired one more mini-casino in Washington State. On January 27, 2012, we acquired all of the shares of A.G. Trucano, Son and Grandsons, Inc. (“South Dakota Gold”), a slot machine route operation in Deadwood, South Dakota. Our business strategy will continue to focus on gaming projects with a continued emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs and our profitability can be expected to increase. Our net revenues were $56.0 million and $43.0 million for the fiscal years ended April 30, 2012 and April 30, 2011, respectively.

We hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows (see Note 4 to the Consolidated Financial Statements):

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
	(Percent)
Nevada Gold Speedway, LLC (1)	100	100	$209,305	$163,692
Nugget (2)	1	1	26,000	26,000
Other (3)	100	-	20,050	-
Total investments– development projects			$255,355	$189,692

(1)	Deposit and acquisition costs related to management and technical services contract for a to-be-built casino and hotel in North Las Vegas, Nevada.
(2)	Costs incurred with acquisition of 1% of The Nugget Casino in Reno, Nevada to obtain a Nevada gaming license.
(3)	Development costs incurred for other development projects.

The following table sets forth our consolidated results of operations for the three months and fiscal years ended April 30, 2012, and April 30, 2011:

Consolidated Results of Operations

	Three Months Ended (unaudited)		Twelve Months Ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011
Revenues:
Casino	$14,269,776	$11,064,635	$47,445,348	$35,975,783
Food and beverage	3,060,696	2,679,220	11,409,426	8,669,112
Other	762,920	566,686	2,456,028	1,828,966
Gross revenues	18,093,392	14,310,541	61,310,802	46,473,861
Less promotional allowances	(1,525,298)	(1,261,687)	(5,682,168)	(3,937,559)
Net revenues	16,568,094	13,048,854	55,628,634	42,536,302

Expenses:
Casino	7,803,268	5,266,398	24,391,072	18,485,867
Food and beverage	1,084,429	1,033,653	4,202,546	3,719,073
Marketing and administrative	4,354,931	3,622,595	16,412,562	10,136,618
Facility	582,520	507,997	2,112,397	2,664,820
Corporate expense	707,496	861,829	3,548,276	3,709,804
Legal expense	48,617	52,451	113,078	315,800
Depreciation and amortization	628,144	442,695	2,004,311	1,597,498
Acquisition costs	82,966	-	173,852	805,149
Deferred rent escalation	337,849	-	337,849	-
Valuation allowance of assets	4,574,904	-	6,848,870	-
Excise taxes	320,399	317,848	1,205,238	967,565
(Recovery) write-off of project development costs	(10,249)	54,406	(10,249)	54,406
Valuation allowance of project development costs	1,700,000	-	1,700,000	-
Other	213,659	97,337	594,764	303,467
Total operating expenses	22,428,933	12,257,209	63,634,566	42,760,067
Operating income (loss) from continuing operations	(5,860,839)	791,645	(8,005,932)	(223,765)
Non-operating income (expenses):
Gain (loss) on settlement - sale of assets	(32,092)	-	(54,746)	392,243
Interest income	42,524	41,457	171,075	173,436
Interest expense	(400,634)	(367,438)	(1,552,948)	(1,374,146)
Amortization of loan issue costs	(74,765)	(11,250)	(194,249)	(45,000)
Loss on extinguishment of debt	-	-	(154,270)	-
Earnings (loss) before income tax	(6,325,806)	454,414	(9,791,070)	(1,077,232)
Income tax benefit (expense)	1,994,383	(184,660)	3,351,776	672,416
Net income (loss) from continuing operations	(4,331,423)	269,754	(6,439,294)	(404,816)
Net income (loss) from operations held for sale, net of taxes	(996,649)	11,367	(1,489,290)	(82,210)
Net income (loss)	$(5,328,072)	$281,121	$(7,928,584)	$(487,026)
Per share information:
Net income (loss) per common share - basic for continuing operations	$(0.27)	$0.02	$(0.45)	$(0.03)

Net income (loss) per common share - diluted for continuing operations	$(0.27)	$0.02	$(0.45)	$(0.03)

Net loss per common share - basic and diluted for discontinued operations	$(0.06)	$0.00	$(0.10)	$(0.01)

Basic weighted average number of shares outstanding	15,893,950	12,773,263	14,381,896	12,766,382

Diluted weighted average number of shares outstanding	15,893,950	13,343,263	14,381,896	12,766,382

Comparison of the Three Months Ended April 30, 2012 and April 30, 2011

Net revenues. Net revenues for the three months ended April 30, 2012 increased 26.9%, or $3.5 million, to $16.5 million compared to the same period ended April 30, 2011. Casino revenues increased $3.2 million due to the addition of Washington III and the South Dakota Gold slot route. Our casino revenues increased though our hold percentage decreased almost 1%, which negatively impacted our year over year revenues by $0.2 million, our drop increased $0.7 million, or 1.5%, to offset the decrease in our hold. Food and beverage revenues increased $0.4 million due to the addition of the restaurant at Washington III. Other revenues increased $0.2 million mainly due to additional commission revenue for ATMs, check cashing, and vending as well as retail, and Pull Tab from Washington III of $0.1 million, plus other revenue from South Dakota Gold of $0.1 million during our three months of operations. These increases were offset by a $0.3 million increase in promotional allowances due to the additional casino operations.

Total operating expenses. Total operating expenses for the three months ended April 30, 2012 increased 82.9%, or $10.2 million, to $22.4 million compared to the same period ended April 30, 2011. Operating expenses specifically related to the casinos increased $2.5 million and marketing and administrative increased $0.7 million in tandem with the increase in revenue, as well as a $0.1 million increase in excise taxes and other. We also saw an increase in depreciation and amortization expense of $0.2 million directly related to the annualized amortization of intangible assets from the Washington III and South Dakota Gold purchases. Corporate and legal expenses decreased by $0.2 million, offset by having acquisition expenses of $0.1 million related to the South Dakota Gold acquisition in the fourth quarter of the fiscal year ended April 30, 2012. We also recorded several non-cash transactions including an $0.3 million recording of deferred rent escalation, and, based upon a Level 3 analysis, we have conservatively recorded a $1.7 million valuation allowance related to the Big City Capital note receivable and a $4.6 million valuation allowance on the BVD/BVO receivable and its accrued interest. These valuation allowances do not relate to our on-going operations in Washington, South Dakota, or the Corporate offices.

Interest income, interest expense, and amortization of loan issue costs. Interest expense for the fiscal year ended April 30, 2012 increased 9.0%, or $33,000, to $0.4 million compared to the fiscal year ended April 30, 2011. The increase is primarily the result of a higher debt balance caused by the acquisition of the South Dakota Gold slot route operation, as well a one-half percent interest rate increase on the $4 million note which resulted from refinancing our long term debt. Interest income for the fiscal year ended April 30, 2012 remained consistent with the fiscal year ended April 30, 2011. Amortization of loan issue costs were $75,000 and $11,000 for the fiscal years ended April 30, 2012 and April 30, 2011, respectively. The increased amortization is due to refinancing of our long term debt.

Net income (loss) from continuing operations. Net loss from continuing operations was $6.4 million compared to $0.3 million income for the three month period ended April 30, 2012 and April 30, 2011, respectively. Income from operations was consistent with the prior year, with the difference in our pre-tax income being directly related to the pre-tax $1.7 million valuation allowance on the Big City Capital note, the $4.6 million valuation allowance of the BVD/BVO receivable and accrued interest, and the $0.3 million recording of deferred rent escalation, and the $0.1 million increase in net interest expense.

Operations held for sale. Net revenues for assets of operations held for sale were $1.5 million and $1.4 million for the three months periods ended April 30, 2012 and April 30, 2011, respectively. Total expenses were $2.1 million and $1.4 million for the three months periods ended April 30, 2012 and April 30, 2011, respectively. Pre-tax net loss was $743,000 and income of $17,000 at April 30, 2012 and April 30, 2011, respectively. The increased loss in the fiscal year ended April 30, 2012 primarily relates to a $0.6 million impairment of tax assets related to the sale of the Colorado Grande Casino.

Comparison of Fiscal Years Ended April 30, 2012 and April 30, 2011

Net revenues. Net revenues for the fiscal year ended April 30, 2012 increased 30.8%, or $13.0 million, to $55.6 million compared to the fiscal year ended April 30, 2011. Casino revenues increased $11.5 million, or 31.9% due to (a) the addition of Washington III and the South Dakota Gold slot route operation, and (b) increased drop percentages at the Washington II mini-casinos as well as having those properties for a full twelve months in the fiscal year ended April 30, 2012 compared to only nine months in the fiscal year ended April 30, 2011. Food and beverage revenues increased $2.7 million, or 31.6%, due to the addition of Washington III and the bar revenue from South Dakota Gold. Other revenues increased $0.6 million, or 34.2%, mainly due to the additional commission revenue for ATMs, check cashing, and vending as well as retail, Pull Tabs, and other revenue at Washington III and South Dakota Gold, all of which was offset by a $1.7 million increase in promotional allowances due to the additional casino operations in line with the increases in revenue.

Total operating expenses. Total operating expenses for the fiscal year ended April 30, 2012 increased 38.13%, or $16.3 million, to $59.0 million compared to the fiscal year ended April 30, 2011. Operating expenses specifically related to the casinos increased $5.9 million, or 31.9%, food and beverage expenses increased $0.4 million, or 13%, marketing and administrative increased $6.3 million, or 61.9%, in tandem with the increase in revenue as well as reclassifications of rent from facilities to administrative at our Washington properties. We also saw an increase in depreciation and amortization expense of $0.4 million directly related to a $0.1 million annualized amortization of intangible assets and additional depreciation on the fixed assets from Washington III, plus $0.2 million related to the South Dakota Gold acquisition. We also booked a $2.3 million non-cash impairment related to the undeveloped land in Colorado. We also recorded several non-cash transactions including a $0.3 million recording of deferred rent escalation, and, based upon a “Level 3” analysis, we have conservatively recorded a $1.7 million valuation allowance related to the Big City Capital note receivable and a $4.6 million valuation allowance on the BVD/BVO receivable and its accrued interest. These valuation allowances do not relate to our ongoing operations in Washington, South Dakota, or the corporate offices, all of which was offset by $0.4 million decrease in corporate and legal expenses and $0.6 million decrease in acquisition costs compared to the fiscal year ended April 30, 2011.

Interest income, interest expense, and amortization of loan issue costs. Interest expense for the fiscal year ended April 30, 2012 increased 13.0%, or $0.2 million, to $1.6 million compared to the fiscal year ended April 30, 2011. The increase is primarily the result of a higher debt balance caused by the acquisition of Washington III and the South Dakota Gold slot route operation in addition to a one-half percent interest rate increase on the $4.0 million note which resulted from refinancing our long-term debt. Interest income for the fiscal year ended April 30, 2012 remained consistent with the same period ended April 30, 2011. In the fiscal year ended April 30, 2012, we recorded a loss on extinguishment of debt of $154,000 related to the refinancing of our long-term debt. Amortization of loan issue costs were $195,000 and $45,000 for the fiscal years ended April 30, 2012 and April 30, 2011, respectively. The increase in amortization was also due to the refinancing of our long-term debt.

Other non-operating income and expenses. During the fiscal year ended April 30, 2011, we recorded a $0.4 million pre-tax gain related to additional proceeds received from the sale of our equity interest in the Isle of Capri-Black Hawk, LLC, which took place in January of 2008. We had no significant gains or losses in the fiscal year ended April 30, 2012.

Income taxes. The abnormal effective rate for the fiscal year ended April 30, 2011 resulted from the receipt of a federal tax refund of $186,780 in excess of the estimated amount, recognition of a $176,750 receivable for an estimated state refund offset by recognition of a valuation allowance on deferred tax assets of $32,300. The net effect on earnings per share from these tax benefits was $.02. The federal refund related to the carryback of our loss in the fiscal year ended April 30, 2010 to our 2008 federal income tax return which was impacted by the federal 1% surtax paid on taxable income in excess of $10 million during the carryback period. The state refund is due to the impact on state tax returns of adjustments made to our federal tax returns for tax years 2007 and 2008, which is the result of an examination by the Internal Revenue Service.

Net loss from continuing operations. The fiscal year ended April 30, 2012 reflects a net loss of $6.4 million compared to a net loss of $0.4 million for the fiscal year ended April 30, 2011. The decrease is primarily related to the $2.3 million impairment of the undeveloped land in Colorado, the $1.7 million valuation allowance on the Big City Capital note receivable, a $4.6 million valuation allowance on the BVD/BVO receivable and its accrued interest, and the $0.3 million of deferred rent escalation, all non-cash items. The effective tax rate for the fiscal years ended April 30, 2012 and 2011 was a benefit of (40.5%) and (62.4%), respectively.

Operations held for sale. Net revenues for assets of operations held for sale were $5.2 million and $5.5 million for the fiscal periods ended April 30, 2012 and April 30, 2011, respectively. Total expenses were $6.7 million and $5.6 million for the fiscal periods ended April 30, 2012 and April 30, 2011, respectively. Pre-tax net loss was $1.2 million and $0.1 at April 30, 2012 and April 30, 2011, respectively. The increased loss in the fiscal year ended April 30, 2012 partly relates to a $0.6 million impairment of tax assets related to the sale of the Colorado Grande Casino.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, litigation charges, non-cash foreign currency transaction gains and losses and net losses/gains from asset dispositions. Adjusted EBITDA also excludes write-offs of project development costs, non-cash stock option expenses, and deferred rent escalation. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders and it is also frequently used by securities analysts, investors, and other interested parties in addition to, and not in lieu of, the U.S. generally accepted accounting procedures (“GAAP”) results to compare to the performance of other companies who also publicize this information. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by operating unit for the three months ended April 30, 2012 and April 30, 2011:

	For the three months ended April 30, 2012 - unaudited
	NG Washington I	NG Washington II	NG Washington III	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$5,074,338	$9,362,432	$1,306,962	$2,349,660	$-	$18,093,392
Less promotional allowances	(380,018)	(1,014,731)	(125,264)	(5,285)	-	(1,525,298)
Net revenues	4,694,320	8,347,701	1,181,698	2,344,375	-	16,568,094

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, and impairments)	3,663,617	7,397,521	1,127,546	2,170,522	756,113	15,115,319

Adjusted EBITDA	$1,030,703	$950,180	$54,152	$173,853	$(756,113)	$1,452,775

	For the three months ended April 30, 2011 - unaudited
	NG Washington I	NG Washington II	NG Washington III	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$5,294,204	$9,016,337	$-	$-	$-	$14,310,541
Less promotional allowances	(383,081)	(878,606)	-	-	-	(1,261,687)
Net revenues	4,911,123	8,137,731	-	-	-	13,048,854
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, and impairments)	3,768,126	7,077,702	-	-	914,280	11,760,108

Adjusted EBITDA	$1,142,997	$1,060,029	$-	$-	$(914,280)	$1,288,746

The following table shows adjusted EBITDA by operating unit for the twelve months ended April 30, 2012 and April 30, 2011:

	For the twelve months ended April 30, 2012
	NG Washington I	NG Washington II	NG Washington III	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$19,534,892	$35,646,590	$3,748,121	$2,381,199	$-	$61,310,802
Less promotional allowances	(1,486,218)	(3,856,352)	(334,215)	(5,383)	-	(5,682,168)
Net revenues	18,048,674	31,790,238	3,413,906	2,375,816	-	55,628,634

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	14,502,199	28,896,801	3,320,086	2,199,493	3,661,354	52,579,933

Adjusted EBITDA	$3,546,475	$2,893,437	$93,820	$176,323	$(3,661,354)	$3,048,701

	For the twelve months ended April 30, 2011
	NG Washington I	NG Washington II	NG Washington III	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$19,827,812	$26,644,799	$-	$-	$1,250	$46,473,861
Less promotional allowances	(1,339,333)	(2,598,226)	-	-	-	(3,937,559)
Net revenues	18,488,479	24,046,573	-	-	1,250	42,536,302
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	14,699,966	21,577,444	-	-	4,025,604	40,303,014

Adjusted EBITDA	$3,788,513	$2,469,129	$-	$-	$(4,024,354)	$2,233,288

Adjusted EBITDA reconciliation for the three months and fiscal years ended April 30, 2012 and April 30, 2011:

Adjusted EBITDA reconciliation to net income (loss):
	For the quarter ended - unaudited
	April 30, 2012	April 30, 2011

Net Income (loss)	$(5,328,072)	$281,121
Add:
Income tax (benefit) expense	(1,994,383)	184,660
Net interest expense	432,875	337,231
Loss on sale of assets	32,092	-
(Income) loss on operations held for sale	996,649	(11,367)
Acquisition expenses	82,966	-
Depreciation and amortization	628,144	442,695
Deferred rent escalation	337,849	-
Impairments, write-offs, recoveries, net	6,264,655	54,406
Adjusted EBITDA	$1,452,775	$1,288,746

Adjusted EBITDA reconciliation to net loss:
	For the fiscal year ended
	April 30, 2012	April 30, 2011

Net Loss	$(7,928,584)	$(487,026)
Add:
Income tax benefit	(3,351,776)	(672,416)
Net interest expense	1,576,122	1,245,710
Loss on extinguishment of debt	154,270	-
(Gain) loss on sale of assets	54,746	(392,243)
Loss on operations held for sale	1,489,290	82,210
Acquisition expenses	173,852	805,149
Depreciation and amortization	2,004,311	1,597,498
Deferred rent escalation	337,849	-
Impairments, write-offs, recoveries, net	8,538,621	54,406
Adjusted EBITDA	$3,048,701	$2,233,288

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the fiscal years ended April 30, 2012 and April 30, 2011:

	Fiscal Years Ended
	April 30, 2011	April 30, 2011
Cash provided by (used in):
Operating activities	$2,132,063	$2,650,465
Investing activities	$(4,820,702)	$(210,052)
Financing activities	$2,232,690	$59,961

Operating activities. Net cash provided by operating activities during the fiscal year ended April 30, 2012 decreased $0.5 million compared to the same period in the fiscal year ended April 30, 2011. This decrease resulted mainly from the $0.4 million investment in the Nevada gaming license and its related costs.

Investing activities. Net cash used in investing activities during the fiscal year ended April 30, 2012 increased to $4.8 million cash used compared to $0.2 million used during the fiscal year ended April 30, 2011. The increase of funds used is primarily due to a net $0.8 million increase in player-supported jackpots in the fiscal year ended April 30, 2012 compared to the release of $4.3 million in the fiscal year ended April 30, 2011 used for purchase of the Washington II mini-casinos.

Financing activities. Net cash provided by financing activities was $2.2 million for the fiscal year ended April 30, 2012 compared to $60,000 net cash provided by financing activities for the fiscal year ended April 30, 2011. During fiscal the year ended April 30, 2012, we issued common stock for which we received a net $3.9 million. During fiscal year ended April 30, 2012 we repaid a net $0.9 million of debt and used $0.9 million for loan issuance costs related to refinancing of our long-term debt.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to future acquisitions;
-	cash flow from recent and future acquisitions;
-	new management contracts;
-	working capital requirements;
-	obtaining funds via long-term debt instruments;
-	debt service requirements; and
-	disposition of non-gaming related assets.

The 268 acres in Black Hawk, CO is currently for sale. If the acreage is sold we will use the proceeds to reduce debt.

As of April 30, 2012, excluding restricted cash of $1.8 million, we had cash and cash equivalents of $5.2 million. The restricted cash consists of approximately $1.8 million of player-supported jackpots.

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

Liquidity

The current ratio is an indication of a company's market liquidity and ability to meet creditor's demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3 for healthy businesses. If a company's current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management. The table below shows as of April 30, 2012, we have a 1.42 ratio, sufficient to service debt and maintain operations.

		Current Ratio as of April 30, 2012
Current Ratio	Current Assets	$8,959,514	1.42
	Current Liabilities	$6,293,776

Indebtedness

As of April 30, 2012, outstanding indebtedness was $16.6 million, of which $1.4 million is due by April 30, 2013.

On October 7, 2011, we closed on the Wells Fargo Loan, the proceeds of which were used to refinance debt and pay fees associated with the loan. Proceeds from the loan were used to repay debt of $4.0 million due May 12, 2012, $5.0 million due July 23, 2012, and $2.0 million due June 30, 2013. As part of the transaction, we extended $4.0 million of debt due June 30, 2013 to June 30, 2015. The Wells Fargo Loan matures on October 7, 2014 and bears annual interest of LIBOR, with a 0.25% floor, plus 9.5%. The accrued interest is due monthly along with $250,000 principal payments that are due quarterly. We also have $4.0 million of debt that is due June 30, 2015 with an 11.5% annual interest rate. The accrued interest is due monthly.

The Wells Fargo Loan has a limited number of financial covenants of which we are in compliance with as of April 30, 2012 and the filing date of this document. We are also not permitted to incur additional indebtedness without this lender’s prior approval.

Following the sale of the Colorado Grande Casino on May 25, 2012 (see Note 23 of our Consolidated Financial Statements), we repaid $0.8 million of the $4.0 million debt from the cash proceeds we received from this sale. In addition, we are required to use all payments we receive pursuant to the GI Note to further pay down the $4.0 million debt.

As a result of the South Dakota Gold acquisition, we issued three promissory notes. The first promissory note, in the principal amount of $1,425,000, is due on January 27, 2017 and bears an interest rate of 6% per annum. It is to be repaid in fifty-nine monthly principal installments of $10,000 plus all accrued and unpaid interest, starting on February 27, 2012. The second promissory note, in the principal amount of $400,000, with a stated 0% interest rate and an imputed interest rate of 6%, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, the first installment being payable on February 27, 2012. The third promissory note, in the principal amount of $60,324, with a stated 0% interest rate and an imputed interest rate of 6%, matures on January 27, 2013. As of April 30, 2012, our total indebtedness is $16.6 million.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements Pending

Intangibles — Goodwill and Other

In September of 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the amendments in this guidance, an entity may consider qualitative factors before applying Step 1 of the goodwill impairment assessment, but may no longer be permitted to carry forward estimates of a reporting unit’s fair value from a prior year when specific criteria are met. These amendments are effective for goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not believe the new guidance will have a material effect on our consolidated financial statements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management, including our CEO and CFO, has concluded that the internal control over financial reporting was effective as of April 30, 2012.

(c)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is posted on our website at http://www.nevadagold.com, under Investor Relations – Investor Info. Changes to and waivers granted with respect to this Code of Ethics related to our officers, other executive officers and directors are required to be disclosed pursuant to applicable rules and regulations of the SEC, will also be posted on our website, and a Current Report on Form 8-K will be filed within four business days of the change or waiver.

The other information required by this item is incorporated by reference to our definitive proxy statement for our next Annual Stockholders Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive proxy statement for our next Annual Stockholders Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive proxy statement for our next Annual Stockholders Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this item is incorporated by reference to our definitive proxy statement for our next Annual Stockholders Meeting to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive proxy statement for our next Annual Stockholder Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

Included in Part II, Item 8 of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2012 and April 30, 2011

Consolidated Statements of Operations for fiscal years ended April 30, 2012 and April 30, 2011

Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2012 and April 30, 2011

Consolidated Statements of Cash Flows for fiscal years ended April 30, 2012 and April 30, 2011

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001 and incorporated herein by reference).

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002 and incorporated herein by reference).

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004 and incorporated herein by reference).

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference).

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A filed June 4, 1999, file no. 333-79867, and incorporated herein by reference).

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8 filed June 22, 2005, file no. 333-126027, and incorporated herein by reference).

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on April 14, 2009, file no. 333-158576, and incorporated herein by reference).

4.4	Nevada Gold & Casinos, Inc.’s 2010 Employee Stock Purchase Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on October 12, 2010, file no. 333-169892, and incorporated herein by reference).

10.1	Asset Purchase Agreement dated March 12, 2009 among Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s, Inc. and Gullwing III, LLC, as sellers, and NG Washington, LLC, as purchaser, and the Exhibits thereto (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2009 and incorporated herein by reference).

10.2	Asset Purchase Agreement dated April 14, 2010 between NG Washington II, LLC, as buyer, and Grant Thornton, Ltd, as receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Inc., Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc., and Silver Dollar Mill Creek, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K/A filed April 23, 2010 and incorporated herein by reference).

10.3	Amendment to the Asset Purchase Agreement dated April 14, 2010 between NG Washington II, LLC, as buyer, and Grant Thornton, Ltd, in its capacity as court-appointed receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Inc., Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc. and Silver Dollar Mill Creek, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 29, 2010 and incorporated herein by reference).

10.4	Stock Purchase Agreement dated October 18, 2011 by and among Nevada Gold & Casinos, Inc., NG South Dakota, LLC, the stockholders of A.G. Trucano, Son & Grandsons, Inc. and A.G. Trucano, Son & Grandsons, Inc. and the Exhibits thereto (filed previously as Exhibit 10.17 to the Company’s Form 10-Q/A filed December 16, 2011 and incorporated herein by reference).

10.5	First Amendment to the Stock Purchase Agreement dated October 18, 2011 by and among Nevada Gold & Casinos, Inc., NG South Dakota, LLC, the stockholders of A.G. Trucano, Son & Grandsons, Inc. and A.G. Trucano, Son & Grandsons, Inc. and the form of a Third Promissory Note filed in connection therewith (filed previously as Exhibits 10.1 and 10.2, respectively, to the Company’s Form 8-K filed February 2, 2012 and incorporated herein by reference).

10.6	Asset Purchase Agreement dated May 20, 2011 among 3Point, Inc., as seller, Geordie Sze, as stockholder, and NG Washington III, LLC, as purchaser, and the Exhibits thereto (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 23, 2011 and incorporated herein by reference).

10.7	Asset Purchase Agreement dated November 23, 2011 between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser, and the Exhibits thereto (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2011 and incorporated herein by reference).

10.8	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 29, 2012 and incorporated herein by reference).

10.9	Third Amended and Restated Promissory Note dated May 25, 2012 issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers, as her separate property (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed June 1, 2012 and incorporated herein by reference).

10.10	May 2012 Amended and Restated Security Agreement dated May 25, 2012 between Nevada Gold & Casinos, Inc. and Louise H. Rogers, as her separate property (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed June 1, 2012 and incorporated herein by reference).

10.11	Credit Agreement dated October 7, 2011 by and among Wells Fargo Gaming Capital, LLC, in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC, as borrowers (filed previously as Exhibit 10.1 to the Company’s Form 8-K/A filed October 28, 2011 and incorporated herein by reference).

10.12	Guaranty and Security Agreement dated October 7, 2011 among Nevada Gold & Casinos, Inc., certain grantors listed on the signature page and Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.2 to the Company’s Form 8-K/A filed October 28, 2011 and incorporated herein by reference).

10.13	Intercompany Subordination Agreement dated October 7, 2011 by and among certain obligors listed on the signature page in favor of Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.3 to the Company’s Form 8-K/A filed October 28, 2011 and incorporated herein by reference).

10.14	Intercreditor Agreement dated October 7, 2011 by and between Wells Fargo Gaming Capital, LLC, in capacity as administrative agent, and Louise H. Rogers (filed previously as Exhibit 10.4 to the Company’s Form 8-K/A filed October 28, 2011 and incorporated herein by reference).

10.15	Amendment Number One to Credit Agreement and Waiver dated March 30, 2012 by and among Wells Fargo Gaming Capital, LLC, in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC, as borrowers (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2012 and incorporated herein by reference).

10.16	Joinder No. 1 dated March 30, 2012 to Guaranty and Security Agreement dated October 7, 2011 among Nevada Gold & Casinos, Inc., certain Grantors listed on the signature page and Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 3, 2012 and incorporated herein by reference).

10.17	Joinder No. 1 dated March 30, 2012 to Intercompany Subordination Agreement dated October 7, 2011 by and among certain Obligors listed on the signature page in favor of Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed April 3, 2012 and incorporated herein by reference).

10.18	Intercreditor Agreement dated March 30, 2012 by and between Wells Fargo Gaming Capital, LLC, in capacity as agent, and Michael J. Trucano, in capacity as sellers’ representative (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed April 3, 2012 and incorporated herein by reference).

10.19	Credit Agreement dated June 27, 2012 by and among Wells Fargo Gaming Capital, LLC, as administrative agent, the Lenders that are parties thereto, Nevada Gold & Casinos, Inc., as parent, and A.G. Trucano, Son & Grandsons, Inc., as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2012 and incorporated herein by reference).

10.20	Guaranty and Security Agreement dated June 27, 2012 among Nevada Gold & Casinos, Inc., certain Grantors listed on the signature page and Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed July 3, 2012 and incorporated herein by reference)

10.21	Intercompany Subordination Agreement dated June 27, 2012 by and among certain Obligors listed on the signature page in favor of Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed July 3, 2012 and incorporated herein by reference).

10.22	Amendment Number Two to Credit Agreement dated October 7, 2011 by and among Wells Fargo Gaming Capital, LLC, in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC, as borrowers (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed July 3, 2012 and incorporated herein by reference).

10.23	Intercreditor Agreement and Subordination dated June 27, 2012 by and between Wells Fargo Gaming Capital, LLC, as administrative agent, and Michael J. Trucano, as sellers’ representative (filed previously as Exhibit 10.5 to the Company’s Form 8-K filed July 3, 2012 and incorporated herein by reference).

10.24	Purchase Agreement dated November 25, 2009 between Nevada Gold BVR, LLC and B.V. Oro, LLC (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.25(+)	Employment Agreement dated January 24, 2011 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2011 and incorporated herein by reference)

10.26(+)	Employment Agreement dated February 4, 2011 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed February 4, 2011 and incorporated herein by reference).

10.27(+)	Employment Agreement dated April 14, 2011 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2011 and incorporated herein by reference).

21.1(*)	Subsidiaries of Nevada Gold & Casinos, Inc.

23.1(*)	Consent of Independent Registered Public Accounting Firm.

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(†)	XBRL Instance Document

101.SCH(†)	XBRL Taxonomy Schema

101.CAL(†)	XBRL Taxonomy Calculation Linkbase

101.DEF(†)	XBRL Taxonomy Definition Linkbase

101.LAB(†)	XBRL Taxonomy Label Linkbase

101.PRE(†)	XBRL Taxonomy Presentation Linkbase

_________________

+ Management contract or compensatory plan, or arrangement.

* Filed herewith.

† Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn
Chief Financial Officer
(Duly Authorized officer and Principal Financial and Accounting Officer)

Date: July 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s /WILLIAM J. SHERLOCK
William J. Sherlock	Chairman of the Board of Directors	July 26, 2012

/s/ WILLIAM G. JAYROE
William G. Jayroe	Director	July 26, 2012

/s/ FRANK CATANIA
Frank Catania	Director	July 26, 2012

/s/ FRANCIS M. RICCI
Francis M. Ricci	Director	July 26, 2012

/s/ WAYNE H. WHITE
Wayne H. White	Director	July 26, 2012

/s/ ROBERT B. STURGES	Director and Chief Executive Officer
Robert B. Sturges	(Principal Executive Officer)	July 26, 2012

/s/ JAMES J. KOHN	EVP and Chief Financial Officer (Principal
James J. Kohn	Financial and Accounting Officer)	July 26, 2012

Index to Consolidated Financial Statements

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2012 and April 30, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2012 and April 30, 2011 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 26, 2012

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	April 30,	April 30,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$5,200,161	$5,656,110
Restricted cash	1,787,068	944,359
Accounts receivable	653,433	571,032
Prepaid expenses	909,834	785,975
Income tax receivable	-	176,750
Notes receivable, current portion	20,600	-
Other current assets	354,817	290,433
Assets of operations held for sale	33,601	36,187
Total current assets	8,959,514	8,460,846

Investments in development projects	255,355	189,692
Real estate held for sale	1,100,000	3,373,966
Notes receivable - development projects, net of allowances	-	1,700,000
Goodwill	16,090,799	13,474,980
Identifiable intangible assets, net of accumulated amortization of $3,201,868 and $1,852,553 at April 30, 2012 and April 30, 2011, respectively	7,782,453	7,361,298
Property and equipment, net of accumulated depreciation of $1,785,064 and $1,189,555 at April 30, 2012 and April 30, 2011, respectively	5,399,103	3,909,157
Deferred tax asset, net	5,251,236	1,460,884
BVD/BVO receivable	-	4,000,000
Other assets	1,219,356	574,339
Assets of operations held for sale	3,115,097	4,514,715
Total assets	$49,172,913	$49,019,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,176,545	$1,442,661
Accrued interest payable	61,141	118,024
Other accrued liabilities	2,632,067	1,518,315
Other current liabilities	-	100,000
Long-term debt, current portion	1,400,324	-
Liabilities of operations held for sale	23,699	405,249
Total current liabilities	6,293,776	3,584,249
Other long term liabilities	337,849	-
Long-term debt, net of current portion	15,155,000	15,070,000
Total liabilities	21,786,625	18,654,249

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 16,707,205 and 13,968,210 shares issued and 15,924,368 and 12,797,010 shares outstanding at April 30, 2012, and April 30, 2011, respectively	2,004,865	1,676,185
Additional paid-in capital	24,155,158	20,086,236
Retained earnings	8,163,839	18,977,946
Treasury stock, 782,837 and 1,171,200 shares at April 30, 2012 and April 30, 2011, respectively, at cost	(6,932,035)	(10,369,200)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	27,386,288	30,365,628
Total liabilities and stockholders' equity	$49,172,913	$49,019,877

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	April 30,	April 30,
	2012	2011
Revenues:
Casino	$47,445,348	$35,975,783
Food and beverage	11,409,426	8,669,112
Other	2,456,028	1,828,966
Gross revenues	61,310,802	46,473,861
Less promotional allowances	(5,682,168)	(3,937,559)
Net revenues	55,628,634	42,536,302

Expenses:
Casino	24,391,072	18,485,867
Food and beverage	4,202,546	3,719,073
Marketing and administrative	16,412,562	10,136,618
Facility	2,112,397	2,664,820
Corporate expense	3,548,276	3,709,804
Legal expense	113,078	315,800
Depreciation and amortization	2,004,311	1,597,498
Acquisition costs	173,852	805,149
Deferred rent escalation	337,849	-
Valuation allowance of assets	6,848,870	-
Excise taxes	1,205,238	967,565
(Recovery) write-off of project development costs	(10,249)	54,406
Valuation allowance of project development costs	1,700,000	-
Other	594,764	303,467
Total operating expenses	63,634,566	42,760,067
Operating loss from continuing operations	(8,005,932)	(223,765)
Non-operating income (expenses):
Gain (loss) on settlements - sale of assets	(54,746)	392,243
Interest income	171,075	173,436
Interest expense	(1,552,948)	(1,374,146)
Amortization of loan issue costs	(194,249)	(45,000)
Loss on extinguishment of debt	(154,270)	-
Loss before income tax	(9,791,070)	(1,077,232)
Income tax benefit	3,351,776	672,416
Net loss from continuing operations	(6,439,294)	(404,816)
Net loss from operations held for sale, net of taxes	(1,489,290)	(82,210)
Net loss	$(7,928,584)	$(487,026)
Per share information:
Net loss per common share - basic and diluted for continuing operations	$(0.45)	$(0.03)

Net loss per common share - basic and diluted for discontinued operations	$(0.10)	$(0.01)

Basic and diluted weighted average number of shares outstanding	14,381,896	12,766,382

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance at April 30, 2010	13,935,330	$1,672,240	$19,859,966	$19,464,972	$(10,369,200)	$(5,539)	$30,622,439
Comprehensive income:							-
Net loss	—	—	—	(487,026)	—	—	(487,026)
Employee stock plan purchases	32,880	3,945	28,051	—	—	—	31,996
Stock based compensation	—	—	198,219	—	—	—	198,219
Balance at April 30, 2011	13,968,210	$1,676,185	$20,086,236	$18,977,946	$(10,369,200)	$(5,539)	$30,365,628
Net loss	—	—	—	(7,928,584)	—	—	(7,928,584)
Stock options exercised	—	—	—	(194,687)	221,337	—	26,650
Stock issuance	2,625,652	315,078	3,573,683	—	—	—	3,888,761
Stock issued for acquisitions	—	—	—	(2,690,836)	3,215,828	—	524,992
Employee stock plan purchases	113,343	13,602	156,106	—	—	—	169,708
Stock based compensation	—	—	339,133	—	—	—	339,133
Balance at April 30, 2012	16,707,205	$2,004,865	$24,155,158	$8,163,839	$(6,932,035)	$(5,539)	$27,386,288

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	April 30,	April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,928,584)	$(487,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,109,369	1,807,952
Stock based compensation	339,133	198,219
Valuation allowance of assets	7,406,856	-
Valuation allowance of project development note receivable	1,689,751	54,406
Amortization of deferred loan issuance costs	194,249	45,000
Amortization of deferred rent	337,849	-
(Gain) loss on sale/settlement of assets	33,246	(384,414)
Loss on extinguishment of debt	154,270	-
Deferred income tax benefit	(3,050,593)	(352,224)
Changes in operating assets and liabilities:
Receivables and other assets	(658,231)	415,475
Accounts payable and accrued liabilities	1,504,748	1,353,077
Net cash provided by operating activities	2,132,063	2,650,465
Cash flows from investing activities:
Capitalized development costs	(65,663)	(99,040)
Purchase of property and equipment	(3,891,730)	(4,881,970)
Advances on notes receivable	(20,600)	-
Proceeds from the sale of assets	-	448,379
Net (additions) and reductions of restricted cash	(842,709)	4,322,579
Net cash used in investing activities	(4,820,702)	(210,052)
Cash flows from financing activities:
Net proceeds from term loans	-	43,227
Payments on capital lease	(15,683)	(15,262)
Employee stock plan purchases	156,106	31,996
Repayment of credit facilities	(910,655)	-
Deferred loan issuance costs	(912,339)	-
Stock issuance proceeds, net	3,888,761	-
Cash proceeds from exercise of stock options	26,500	-
Net cash provided by financing activities	2,232,690	59,961

Net increase (decrease) in cash and cash equivalents	(455,949)	2,500,374
Cash and cash equivalents at beginning of period	5,656,110	3,155,736
Cash and cash equivalents at end of period	$5,200,161	$5,656,110
Supplemental cash flow information:
Cash paid for interest	$1,609,921	$1,373,761

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$2,760,315	$5,187,429
Refinancing of long-term debt (see note 6)	$11,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1. Background and Basis of Presentation

Background

Nevada Gold & Casinos, Inc. (“we”), a Nevada corporation, was formed in 1977 and, since 1994, has primarily been a gaming company involved in gaming projects and gaming operations. Our gaming operations are located in the United States of America (the “U.S.”), specifically in the states of Washington, South Dakota, and, until recently, Colorado. Our business strategy will continue to focus on gaming projects.

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

Use of Estimates

The preparation of financial statements in conformity with the U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results can, and often do, differ from those estimates.

Fair Value

The U. S. generally accepted accounting principles defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are as follows:

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

The following describes the valuation methodologies used by us to measure fair value:

Real estate held for sale is recorded at carrying value and tested for impairment annually, or more frequently, using projections of undiscounted future cash flows as well as third party valuations (see Note 21).

Goodwill, other intangible assets and other long lived assets are recorded at carrying value and tested for impairment annually, or more frequently, using projections of undiscounted future cash flows.

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

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. We make advances to third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated to determine the appropriate discount to be recorded on the note for it to be considered a performing loan. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At April 30, 2012 and April 30, 2011, we had three notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and the third to an owner of a location used by the South Dakota Gold slot route operation. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

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

Property and equipment at April 30, 2012 and April 30, 2011 consist of the following:

			Estimated
	April 30,	April 30,	Service Life
	2012	2011	in Years
Leasehold improvements	$1,202,154	$1,032,157	7-25
Gaming equipment	1,980,034	284,741	3-5
Furniture and office equipment	2,295,072	2,081,814	3-7
Building and improvements	1,612,250	1,612,250	15-30
Land	87,750	87,750
Construction in Progress	6,907	-
	7,184,167	5,098,712
Less accumulated depreciation	(1,785,064)	(1,189,555)

Property and equipment, net	$5,399,103	$3,909,157

Deferred Loan Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the expected terms of the related debt agreements and are included in other assets on our consolidated balance sheets.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value.

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

We use earnings before interest, taxes, depreciation, amortization, non-cash goodwill and other long-lived asset impairment charges, litigation charges, non-cash foreign currency transaction gains and losses, non-cash stock option expense, and net losses/gains from asset dispositions (“adjusted EBITDA”) as the measure for future earnings in our impairment test. Management estimates future adjusted EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of adjusted EBITDA rates based on industry standards ranging from 5.5 to 7.5 times adjusted EBITDA when we estimated fair values of our casinos as of April 30, 2012.

We considered the impact of adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of April 30, 2012.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 30, 2012 and April 30, 2011 was approximately $2,203,000 and $1,612,000, respectively.

Revenue Recognition

We record revenues from casino operations, interest on notes receivable and management fees on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectability is reasonably certain.

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

	Fiscal Year Ended	Fiscal Year Ended
	April 30, 2012	April 30, 2011
Food and beverage	$4,801,738	$3,754,336
Other	115,968	29,261

Total cost of complimentary services	$4,917,706	$3,783,597

Accrued Jackpot Liability

We accrue slot jackpot liability as games are played under a matching concept of coin-in. In addition, as of April 30, 2012 and April 30, 2011, we also maintain approximately $1,787,000 and $918,000, respectively, in accrued player-supported jackpot liability. Player-supported jackpot is a progressive game of chance, allowed in Washington State, directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

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

We maintain a tax accrual policy to record both regular and alternative minimum taxes for companies included in our consolidated federal and state income tax returns. The policy provides, among other things, that (i) each company in a taxable income position will accrue a current expense equivalent to its federal and state income taxes, and (ii) each company in a tax loss position will accrue a benefit to the extent its deductions, including general business credits, can be utilized in the consolidated returns. We pay all consolidated U.S. federal and state income taxes directly to the appropriate taxing jurisdictions and, under a separate tax billing agreement, we may bill or refund our subsidiaries for their portion of the these income tax payments.

We adopted guidance codified under Accounting Standard Codification (“ASC”) Topic 740, effective April, 30, 2007 which clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of this guidance did not have a material effect on our consolidated financial position or results of operations. Should interest and penalty be incurred as a result of a review of our income tax returns, we will record the interest and penalty in accordance with applicable guidance.

Our federal tax returns for years after 2009 remain subject to examination.

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

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. Total stock-based compensation for the years ended April 30, 2012 and April 30, 2011 was $339,133 and $198,219, respectively.

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

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2012 and April 30, 2011, we did not record any accrued litigation liability.

New Accounting Pronouncements — Intangibles — Goodwill and Other

In September of 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the amendments in this guidance, an entity may consider qualitative factors before applying Step 1 of the goodwill impairment assessment, but may no longer be permitted to carry forward estimates of a reporting unit’s fair value from a prior year when specific criteria are met. These amendments are effective for goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not believe the new guidance will have a material effect on our consolidated financial statements.

Note 3. Restricted Cash

As of April 30, 2012 and April 30, 2011, we maintained approximately $1,787,000 and $944,000, respectively, in restricted cash, which consists of player-supported jackpot funds. As a result of refinancing our debt through Wells Fargo Gaming Capital, LLC (see Note 6), we are no longer required to maintain reserve funds for insurance and taxes.

Note 4. Investments in Development Projects

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
	(Percent)
Nevada Gold Speedway, LLC (1)	100	100	$209,305	$163,692
Nugget (2)	1	1	26,000	26,000
Other (3)	100	-	20,050	-
Total investments– development projects			$255,355	$189,692

(1)	Deposit and acquisition costs related to management and technical services for a to-be-built casino and hotel in North Las Vegas, Nevada.
(2)	Costs incurred with acquisition of 1% of the Nugget Casino in Reno, Nevada to obtain a Nevada gaming license.
(3)	Development cost incurred for other development projects.

Note 5. Notes and BVD/BVO Receivable

Notes Receivable - Development Projects

Big City Capital, LLC

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During the fiscal ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result, we wrote down the notes receivable to $1.7 million by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and, therefore, increased the valuation allowance to $3.2 million. At April 30, 2012 and April 30, 2011, our balance sheet reflects notes receivable of $0 and $1.7 million, respectively, net of a $3.2 million and $1.5 million allowance, respectively, related to the development of gaming/entertainment projects from Big City Capital. These notes receivable have a maturity date of December 31, 2014.

Recent conversations with the principal of Big City Capital and an independent third party investment banker indicate the project is progressing slowly and may never be built. Our management has previously worked with the investment banker. As of the filing date of this document, we believe the repayment of these loans will be largely dependent upon the ability to obtain financing for the development project and/or the performance of the development project.

BVD/BVO Receivable

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“BVD”) which plans to develop a casino hotel facility for the Buena Vista Rancheria of Me-Wuk Indians, a Native American tribe in Amador County, California. Effective November 25, 2008, we sold our 40% interest in BVD to B. V. Oro, LLC (“BVO”), which is owned by our former partner and related parties, for $16 million in cash and a $4 million receivable from BVD due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due. To the best of our knowledge, the developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project. Should the proceeds of this loan repayment be insufficient to pay off our receivable, the remainder is due from BVO no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the tribe. This receivable accrues interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties. In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO. According to the principal of BVO, the project continues to slowly progress and he is committed and financially able to continue to fund ongoing expenses until permanent funding is arranged. Also, the investment bank that has been engaged to assist BVD to raise the project funding, with whom we have had experience, has indicated to us in recent conversations that they believe project funding will be attained. However, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we have recorded a $4.6 million valuation allowance for the total principal and interest due effective as of April 30, 2012.

Note 6. Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations for the fiscal years ended April 30, 2012 and April 30, 2011 are as follows:

	April 30,	April 30,
	2012	2011

$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, principal payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	$10,500,000	$-
$4.0 million note payable, 11% through October 7, 2011, 11.5% interest until maturity at June 30, 2015	4,000,000	6,000,000
$5.1 million note payable, LIBOR, with a 2% floor, plus 9% interest, maturing July 23, 2012	-	5,070,000
$4.0 million note payable, 7% interest, maturing May 12, 2012	-	4,000,000
$250,000 note payable, 6% interest, to be paid in two annual installments of $100,000 plus accrued interest and the final payment of $50,000 plus accured interest at the maturity date of December 15, 2013,	150,000	-
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 18, 2014	70,000
$1.4 million promissory note, 6% interest, payable in fifty nine monthly installments of $10,000 plus all accrued interest, and the remaining principle at the maturity date of January 27, 2017	1,395,000	-
$400,000 note payable, 6% imputed interest, to be paid in sixty equal monthly installments, beginning February 27, 2012, maturing January 27, 2017	380,000	-
$60,324 note payable, 6% imputed interest, maturing January 27, 2013	60,324	-
Total	16,555,324	15,070,000
Less: current portion	(1,400,324)	-
Total long-term financing obligations	$15,155,000	$15,070,000

On October 7, 2011, we closed on the Wells Fargo Loan, thereby refinancing existing indebtedness of which $4.0 million was due May 12, 2012 and $5.0 million was due July 23, 2012. We also retired $2.0 million of the $6.0 million debt that was previously due June 30, 2013. Assets of, and equity interests in, NG Washington, LLC, NG Washington II, LLC, and NG Washington III, including their ten respective operating mini-casinos, as well as certain of our other subsidiaries (NG Washington II Holdings, LLC, NG South Dakota LLC, and A.G. Trucano, Son and Grandsons, Inc.) are collateral for the loan. The loan matures on October 7, 2014 and is guaranteed by us.

The Wells Fargo Loan has a limited number of financial covenants of which we are in compliance with as of April 30, 2012 and the filing date of this document. We are also not permitted to incur additional indebtedness without this lender’s prior approval.

As a result of closing on the Wells Fargo Loan, we incurred $819,455 of deferred loan issue costs which are amortizable over the life of the loan. As a result of a $2,000,000 repayment and renegotiating terms on our $6,000,000 note payable, we recorded a loss on extinguishment of debt of $154,000 and we added approximately $91,000 of deferred loan issue costs to be amortized over the life of the note.

The Washington I properties had a $150,000 line of credit, which was paid off during the period ending January 31, 2012. The line of credit had a one-year cycle and, during the fiscal years ended April 30, 2012 and April 30, 2011, interest of $3,456 and $5,757, respectively, was paid on the principal drawn.

On January 27, 2012, we completed the acquisition of A.G. Trucano, Son and Grandsons, Inc., a slot machine route operation in Deadwood, South Dakota (“South Dakota Gold”) and, as part of the purchase price, issued three promissory notes. The first promissory note, in the principal amount of $1,425,000, is due on January 27, 2017 and bears an annual interest rate of 6% per annum. Starting from February 27, 2012, this note is to be repaid in fifty-nine monthly principal installments of $10,000 plus all accrued and unpaid interest while the remaining balance is due on the maturity date. The second promissory note, in the principal amount of $400,000, bears an imputed annual interest of 6% per annum, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, the first installment being payable on February 27, 2012. The third promissory note, in the principal amount of $60,324, bears an imputed annual interest of 6% per annum and matures on January 27, 2013.

The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

Fiscal Year Ending

2013	$1,400,324
2014	1,280,000
2015	8,700,000
2016	4,200,000
2017	975,000
Total	$16,555,324

Note 7.   Acquisitions

NG Washington II, LLC

On July 23, 2010, through our wholly-owned subsidiary, NG Washington II, LLC, we acquired six mini-casinos, and the leasehold to the related administrative office, in the state of Washington. The mini-casinos are the Silver Dollar Casino in SeaTac, the Silver Dollar Casino in Renton, the Silver Dollar Casino in Bothell, the Club Hollywood Casino in Shoreline, the Royal Casino in Everett, and the Golden Nugget Casino in Tukwila (collectively, “Washington II”). All of the Washington II mini-casinos are located in western Washington State.  We acquired the Washington II mini-casinos through bankruptcy proceedings for $11.07 million, $6.0 million of which was paid in cash to Grant Thornton, Ltd., a court appointed receiver, and $5.07 million financed pursuant to a credit agreement between NG Washington II Holdings, LLC, as debtor, and Fortress Credit Corp., as an agent for the lenders.  Two promissory notes, issued pursuant to the credit agreement, were due July 23, 2012, and did bear an interest rate based on the 30-day LIBOR at the end of each calendar month, plus 9% per annum, with a 30-day LIBOR floor of 2.0%.  Interest was due monthly.  This debt was retired with the closing of the Wells Fargo Loan. See Note 6. The current liabilities assumed were primarily gaming based payables, such as Player’s Club points. We were able to purchase these mini-casinos, combine overhead operations with our previously acquired Washington mini-casinos, reduce expenses, and operate our Washington mini-casinos with more efficiency. For example, we reduced the previous owner’s administration office headcount from 26 to 11, eliminated several management positions, and integrated the 11 with the administrative staff of 5 who were operating the original three operating units acquired by us in May of 2009. We acquired these mini-casinos in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies expected to arise from combining the operations of the acquired casinos with our other Washington-owned properties, as well as other intangible assets that do not qualify for separate recognition. The purchase price was allocated to the assets acquired and liabilities assumed based on our management’s estimate of their fair value on the date of acquisition. Closing costs, legal, and other expenses of $576,000 related to the acquisition are reflected separately in the consolidated statement of operations. A summary of the final purchase price allocations, are as follows:

(000’s)
Current assets and liabilities, net	$(146)
Property and equipment	1,888
Customer relationships	3,383
Goodwill	5,945

Purchase price	$11,070

The pre-tax results of operations of $1,106,000, which includes depreciation and amortization of $577,000, as well as closing costs, pre-opening expenses, and severance pay totaling an additional $830,000, have been included in our consolidated statements of operations since the date of acquisition of July 23, 2010 through April 30, 2011. As of April 30, 2012, goodwill acquired was approximately $5,945,000, all of which is expected to be deductible for tax purposes.

NG Washington III, LLC

On July 18, 2011, through our wholly-owned subsidiary NG Washington III, LLC, we completed the acquisition of the Red Dragon mini-casino in Mountlake Terrace, Washington (“Washington III”) for $1.25 million. The transaction was financed by cash, stock and promissory notes issued to the seller. As a result, we now own the only two mini-casinos currently operating in Mountlake Terrace. We paid $400,000 in cash, $500,000 in our common stock, and $350,000 in two notes payable to the seller, 3 Point Inc. (“3 Point”). The first promissory note, in the principal amount of $250,000, is due on December 15, 2013 and bears an annual interest rate of 6%. It is to be repaid in three installments: the first payment of $100,000, and all accrued and unpaid interest, was due on December 15, 2011; the second installment of $100,000, and all accrued and unpaid interest, is due on December 15, 2012; and the remaining principal of $50,000, and all accrued and unpaid interest, is due on the maturity date of December 15, 2013. The second promissory note, in the principal amount of $100,000, bears imputed annual interest of 6% per annum, matures on January 18, 2014, and is payable in thirty equal monthly installments of $3,333 on the fifth day of each month, starting in August of 2011. We acquired this mini-casino in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies expected to arise from combining the operations of the acquired mini-casinos with our other Washington-owned properties, as well as other intangible assets that do not qualify for separate recognition. Closing costs and pre-opening expenses of $8,700 related to the acquisition are included in the consolidated statement of operations in marketing and administrative, and legal and other expenses of $66,000 related to the acquisition are reflected separately in the consolidated statement of operations. The preliminary summary of the purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$(6)
Property and equipment	145
Customer relationships	419
Goodwill	692

Purchase price	$1,250

Results of operations of $24,000, which includes depreciation and amortization of $70,000, as well as closing costs, pre-opening expenses, and legal and escrow fees of $8,700, have been included in our consolidated statement of operations since the date of acquisition of July 18, 2011. At April 30, 2012, goodwill acquired was approximately $692,000, all of which is expected to be deductible for tax purposes.

We have reviewed the Washington III mini-casino operating results and concluded that pro-forma financial statements are not required due to immateriality.

South Dakota Gold

On January 27, 2012, through our wholly owned subsidiary, NG South Dakota, LLC, we completed the acquisition of all of the shares of South Dakota Gold for $5.1 million. The transaction was financed by $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers, Michael J. Trucano and Patricia Burns. The first promissory note, in the principal amount of $1,425,000, is due on January 27, 2017 and bears an annual interest rate of 6% per annum. Starting February 27, 2012, this note is to be repaid in fifty-nine monthly principal installments of $10,000, plus all accrued and unpaid interest. The remaining balance is due on the maturity date. The second promissory note, in the principal amount of $400,000, bears an imputed annual interest of 6% per annum, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, with the first installment being paid in February of 2012. The third promissory note, in the principal amount of $60,324, bears an imputed annual interest of 6% per annum and matures on January 27, 2013. We acquired this slot route in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies from the existing customer base, as well as other intangible assets that do not qualify for separate recognition. Closing costs and pre-opening expenses of $1,000 related to the acquisition are included in the consolidated statement of operations in marketing and administrative, legal and other expenses of $108,000 related to the acquisition are reflected separately in the consolidated statement of operations. The preliminary summary of the remaining purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$50
Property and equipment	1,775
Non-compete	251
Customer relationships	1,100
Goodwill	1,924

Purchase price	$5,100

Results of operations of $7,000, which includes depreciation and amortization of $174,000, have been included in our consolidated statement of operations since the date of acquisition of January 27, 2012. At April 30 2012, goodwill acquired was approximately $1,924,000, all of which is expected to be deductible for tax purposes.

We have reviewed the South Dakota Gold operating results and concluded that pro-forma financial statements are not required due to immateriality.

Note 8. Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, as well as the South Dakota Gold slot route on January 27, 2012 (see Note 7), we have goodwill with an indefinite useful life and identifiable intangible assets of $23.9 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for the fiscal year ended April 30, 2012 is as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2011	$20,836	$13,475	$7,361
Acquired during the year	4,386	2,616	1,770
Current year amortization	(1,349)	-	(1,349)
Balance as of April 30, 2012	$23,873	$16,091	$7,782

The $2.6 million increase in goodwill and the $1.8 million increase in other intangibles from April 30, 2011 to April 30, 2012 is the result of recording the acquisition of the Washington III mini-casino and South Dakota Gold, both acquired during the fiscal year ended April 30, 2012.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of amortizable other intangible assets follow (in thousands):

	As of April 30, 2012
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$7,853	$(2,177)
Non-compete agreements	1,269	(1,025)
Trade names	1,862	-
Total	$10,984	$(3,202)

The estimated future annual amortization of intangible assets for each of the next five years is as follows (in thousands):

For the fiscal year	Amount
2013	$1,220
2014	1,205
2015	1,185
2016	1,122
2017	718
Thereafter	470
Total	$5,920

The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 5.5 years.

Note 9. Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates. Deferred tax assets for net operating loss carryforwards (“NOLs”) are recorded. As of April 30, 2012 we have federal NOLs of $3.7 million which expire from 2029 to 2032.

As of April 30, 2012 and April 30, 2011, we had deferred tax assets as a result of the future tax benefit attributable to timing differences, determined by applying the enacted statutory rate of 34.0%. We recorded a deferred tax asset in connection with tax credit carryforwards, compensation expense in connection with the issuance of stock options, and impairment charges for goodwill and receivables. We recorded a deferred tax liability for the excess of tax deductible amortization of intangibles over the recorded amortization for book purposes.

The unusually high tax benefit rate in the fiscal year ended April 30, 2011 resulted from the receipt of a federal tax refund of $186,000 in excess of the estimated amount, recognition of a $176,750 receivable for an estimated state tax refund and the recognition of a valuation allowance on deferred tax assets of $32,309. The federal refund related to the carryback of our fiscal year ended April 30, 2010 loss to our 2008 federal income tax return which was impacted by the 1% surtax paid on taxable income in excess of $10 million during the carryback period. The state tax refund is due to the impact on state tax returns of adjustments made to our federal returns for tax years 2007 and 2008 which is the result of an examination by the Internal Revenue Service in the fiscal year ended April 30, 2011. The valuation allowance was established to reflect management’s assessment that it is more likely than not that certain tax assets will not be realized.

To fully recognize our net deferred tax assets, we must achieve future taxable income of approximately $3.7 million. These earnings will be achieved through our operating properties and increased revenues from future acquisitions. We believe that such earnings will be sufficient to fully utilize current NOLs.

Deferred tax assets and liabilities at April 30, 2012 and April 30, 2011 are comprised of the following:

	April 30, 2012	April 30, 2011
Deferred tax assets:
Net operating loss carryforwards	$1,280,810	$681,358
Fixed assets	61,720	(48,179)
Stock options	662,523	536,374
Impairment of notes receivable and goodwill	3,609,313	511,308
Other	3,129	1,707
Total deferred tax assets	5,617,495	1,682,568
Deferred tax liabilities:
Amortization of intangibles	(529,583)	(272,172)
Revenue not recognized for tax reporting and other	195,633	82,797
Total deferred tax liabilities	(333,950)	(189,375)
Net deferred tax assets before valuation allowance	5,283,545	1,493,193
Valuation allowance	(32,309)	(32,309)
Net deferred tax assets	$5,251,236	$1,460,884

Reconciliations between the statutory federal income tax expense rate of 34.0% in the fiscal years ended April 30, 2012 and April 30, 2011 and our effective income tax rate as a percentage of income before income tax benefit is as follows:

	Years Ended
	April 30, 2012		April 30, 2011
	Percent	Dollars	Percent	Dollars

Income tax benefit at statutory federal rate	(34.0)	$(3,328,964)	(34.0)	$(366,259)
State taxes	0.0	-	(0.5)	(5,670)

Permanent differences:

Filed return to financial statement provision (permanent true-up of book balance to return)	-	-	(17.3)	(186,780)
Federal refund in excess of amount recorded	0.0	-	(16.5)	(176,750)
State tax refund resulting from amendments to federal return	0.0	-	3.0	32,309
Change in valuation allowance and other	(0.2)	(22,812)	2.9	30,734
Effective income tax rate	(34.2)	$(3,351,776)	(62.4)	$(672,416)

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are no longer subject to tax examinations by federal or state tax authorities prior to the fiscal year ended April 30, 2008. The examination of our federal income tax returns for federal income tax years 2007 and 2008 was completed in April of 2010. The results of the audit did not have a material effect on our financial position or results of operations. Our federal tax returns for years after the fiscal year ended April 30, 2009 remain subject to examination.

Note 10. Equity Transactions, Stock Option Plan and Warrants

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “1999 Plan”), provided for the granting of awards to our directors, officers, employees and independent contractors. The 1999 Plan expired in January of 2009 and was replaced with a new plan described below. The number of shares of common stock reserved for issuance under the 1999 Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions.

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

To date, the Committee has only awarded stock options and restricted stock under both plans. Our practice has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to the fiscal year ended April 30, 2006 under the 1999 Plan generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 3, 5 or 10 year terms and vest in two or three equal annual installments, with some options grants providing for immediate vesting for a portion of the grant.

A summary of activity under our share-based payment plans for the years ended April 30, 2012 and April 30, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2010	1,456,000	$1.77
Granted	340,000	0.98
Exercised	-
Forfeited or expired	(20,000)	1.25

Outstanding at April 30, 2011	1,776,000	$1.62	4.90	$124,370

Exercisable at April 30, 2011	1,536,833	$1.69	4.49	$0

Outstanding at April 30, 2011	1,776,000	$1.62
Granted	250,000	1.57
Exercised	(25,000)	1.07
Forfeited or expired	(136,000)	2.29

Outstanding at April 30, 2012	1,865,000	$1.57	4.56	$0

Exercisable at April 30, 2012	1,865,000	$1.57	4.56	$0

Available for grant at April 30, 2012	896,000

The weighted-average grant-date fair value of options granted during the years ended April 30, 2012, and April 30, 2011 was $1.57 and $.98, respectively. There were 25,000 and 0 of stock options exercised during the years ended April 30, 2012 and April 30, 2011, respectively. The intrinsic value of the options exercised in 2012 was approximately $35,667. As of April 30, 2012, there was a total of $4,077 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average of approximately 0.25 year.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	April 30, 2012	April 30, 2011

Expected volatility	190.5%	195.9%
Expected term (years)	10.00	10.00
Expected dividend yield	-	-
Risk-free interest rate	3.01%	3.08%
Forfeiture rate	-	-

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

On October 11, 2010, the shareholders approved our 2010 Employee Stock Purchase Plan (the “2010 Plan”), which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of the Company's common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the common stock on each purchase date. The total number of shares available for issuance under the 2010 Plan is 500,000 shares.  On November 30, 2010, the Board of Directors amended the 2010 Plan to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter therefrom. 146,223 and 37,880 shares were issued to 133 participants under the 2010 Plan as of April 30, 2012 and April 30, 2011, respectively.

Treasury Stock

During the fiscal year ended April 30, 2012, we issued 363,363 shares of treasury stock in two acquisitions. On July 18, 2011, we issued 350,140 shares to 3 Point, Inc. as part of the Washington III mini-casino acquisition. The value of these shares was based on average closing price of our stock over the ten consecutive trading days ending two trading days prior to the closing of the transaction. On January 27, 2012, we issued 13,223 shares to Michael J. Trucano and Patricia Burns as part of the South Dakota Gold acquisition. The value of these shares was based on average closing price of our stock over the seven consecutive trading days ending on the trading day immediately prior to the day of the public announcement of the transaction. See Note 7. In addition, on February 29, 2012, we issued 25,000 shares of treasury stock in connection with an exercise of an employee stock option.

Note 11. Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with ASU 260:

	Fiscal Year Ended
	April 30,	April 30,
	2012	2011
Numerator:
Basic:
Net loss available to common stockholders from continuing operations	$(6,439,294)	$(404,816)
Diluted:
Net loss available to common stockholders from continuing operations	$(6,439,294)	$(404,816)
Denominator:
Basic weighted average number of common shares
outstanding	14,381,896	12,766,382
Diluted weighted average number of common shares
outstanding	14,381,896	12,766,382
Loss per share for continuing operations:
Net loss per common share – basic	$(.45)	$(.03)
Net loss per common share - diluted	$(.45)	$(.03)

For the fiscal years ended April 30, 2012 and April 30, 2011, potential dilutive common shares issuable under options of 1,865,000 and 1,776,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 12. Other Assets

Other assets consisted of the following at April 30, 2012 and April 30, 2011:

	April 30, 2012	April 30, 2011
Accrued interest receivable	$-	$406,839
Other assets	70,952	70,000
State gaming license	409,000	-
Deferred loan issue cost, net	739,404	97,500
Other assets	$1,219,356	$574,339

Note 13. Segment Reporting

We have three business segments (i) gaming, (ii) non-core, and (iii) assets of operations held for sale. The gaming segment for the twelve-month period ended April 30, 2012 consists of the Washington mini-casinos and our slot route operation in South Dakota. The gaming segment for the twelve-month period ended April 30, 2011 consists of the Washington mini-casinos. The “non-core” column is the land in Colorado and its taxes and maintenance expenses, while the “assets of operations held for sale” consists of the Colorado Grande Casino.

Summarized financial information for our reportable segments is shown in the following table. The “Non-Core” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to reportable segments.

	For the Twelve Months Ended April 30, 2012
	Gaming	Non-Core	Subtotal	Assets of Operations Held for Sale	Totals

Net revenue	$55,628,634	$-	$55,628,634	$5,193,749	$60,822,383
Segment loss pre tax	(7,463,845)	(2,327,225)	(9,791,070)	(1,185,626)	(10,976,696)
Segment assets	32,683,750	1,102,000	33,785,750	3,148,698	36,934,448
Depreciation and amortization	2,004,311	-	2,004,311	105,058	2,109,369
Additions to property and equipment	6,652,045	-	6,652,045	-	6,652,045

Interest expense, net (includes amortization)	1,576,122	-	1,576,122	2,342	1,578,464
Income tax benefit (expense)	2,560,520	791,256	3,351,776	(301,183)	3,050,593

	For the Twelve Months Ended April 30, 2011
	Gaming	Non-Core	Subtotal	Assets of Operations Held for Sale	Totals

Net revenue	$42,536,302	$-	$42,536,302	$5,492,577	$48,028,879
Segment loss pre tax	(1,055,409)	(21,823)	(1,077,232)	(124,523)	(1,201,755)
Segment assets	41,093,009	3,375,966	44,468,975	4,550,902	49,019,877
Depreciation and amortization	1,597,498	-	1,597,498	210,454	1,807,952
Additions to property and equipment	10,069,399	-	10,069,399	-	10,069,399

Interest expense, net (includes amortization)	1,245,710	-	1,245,710	5,389	1,251,099
Income tax benefit	664,996	7,420	672,416	42,313	714,729

Reconciliation of reportable segment assets to our consolidated totals is as follows:

April 30,
2012

Total assets for reportable segments	$33,785,750
Assets of operations held for sale	3,148,698
Cash and restricted cash not allocated to segments	6,987,229
Deferred tax asset	5,251,236
Total assets	$49,172,913

Note 14. 401(k) Plan

Effective December 31, 2011, we terminated our 401(k) plan under which employees 21 years of age or older qualified for participation. The plan administration provided each plan participant with reinvestment options. Our discretionary contributions for the 401(k) plan for the fiscal years ended April 30, 2012 and April 30, 2011, were $37,891 and $43,289, respectively, exclusive of the South Dakota Gold plan described below.

Following our acquisition of all the shares of South Dakota Gold, we have assumed a 401(k) Profit Sharing Plan, a qualified retirement plan, covering all of the employees of South Dakota Gold who have completed one year of employment and are age 21 or older. Under the plan, South Dakota Gold makes annual discretionary contributions on behalf of each participant. Other than qualified rollover contributions, participants are not allowed to make contributions into the plan. Participants are always fully vested in their rollover contributions; however, vesting in South Dakota Gold’s profit sharing contribution is based on years of service, with a participant fully vested after six years. Since our acquisition, South Dakota Gold has made no discretionary profit sharing contributions.

Following our acquisition of all the shares of South Dakota Gold, we have also assumed a 401(k) Savings Plan, a qualified retirement plan, covering all of the employees of South Dakota Gold who have completed one year of employment and are age 21 or older. Under the plan, participants may defer up to 10% of their compensation up to the maximum limit determined by law. Participants are always fully vested in their respective rollover and elective contributions while vesting in matching contributions is based on years of service, with a participant fully vested after six years. The discretionary match is a maximum of 3%. Since the date of acquisition, discretionary match for the period of January 27 through April 30, 2012, was $2,547. At the appropriate time, we will consider replacing this plan with the Nevada Gold Employee Savings Plan or another employee benefit plan (see Note 15 of our consolidated financial statements).

Note 15. Employee Savings Plan

Effective May 1, 2012, we initiated the Nevada Gold Employee Savings Plan (“ESP”) for key employees of our corporate office in Houston, Texas, and the operations in Washington State. Participation in the non-qualified plan is voluntary. The ESP is a life insurance plan with an A+ rated insurance carrier, which is partially paid by us and employee voluntary post-tax payroll deductions. Employee contributions are immediately vested. Our contributions vest after three years of employment, with credit given for past years employed. We will match employee contributions up to 3% of employee compensation, 50% of each dollar the employee contributes thereafter up to a maximum of 4% of employee total compensation. We can change or eliminate eligibility and contribution match at our discretion.

As we did not have a 401(k) plan or ESP for the period of January 1, 2012 through April 30, 2012, we decided to allow employees participating in the terminated 401(k) plan to make catch-up contributions which we would match up to 4% of the employee’s compensation. The employees are permitted to make the catch-up contributions through payroll deductions until December 31, 2012. As of April 30, 2012, we have accrued ESP catch-up match contributions of $16,279.

Note 16. Related Party Transactions

During the fiscal year ended April 30, 2011, we engaged the law firm of Catania & Ehrlich, P.C., of which one of our board members is a partner. The firm was engaged to locate assets pertaining to a settlement agreement for a judgment awarded to us as well as to assist us with the licensing process before the Nevada Gaming Control Board. We paid the firm approximately $11,000 and $22,000 during the fiscal years ended April 30, 2012 and April 30, 2011, respectively.

We are required to obtain approval from the Audit Committee of the our Board of Directors for any related party transactions. The Audit Committee is comprised of independent directors.

Note 17. Commitments and Contingencies

We rent office space in Houston, Texas under a non-cancelable operating lease which expires on March 31, 2013. The annual rent for the office space is $88,800.

As a result of acquiring facilities in Washington, the real property leases are as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2013 with an option to renew for two additional terms of three years and five years, respectively. The annual rent for this lease is $192,000 in the current fiscal year and $154,000 going forward. We own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick.
•	Crazy Moose Casino in Pasco has a parking lot lease which expires on December 31 2013. The annual rent for this lease is $6,600.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $238,000, with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $480,000, with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $286,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $671,350, with escalation of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $166,000, with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $360,600, with escalation of 3% annually.
•	Administrative offices lease in Renton expires in December of 2013. The annual rent is $53,000.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $384,000, with escalation of 2% annually.

As a result of acquiring the South Dakota Gold slot route operation, we have the following real property leases:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.
•	Two leases which expire on May 31, 2013 with annual rents of $36,000 and $18,000, respectively.

The expected remaining future annual minimum lease payments as of April 30, 2012 are as follows:

Fiscal Years	Corporate Office Lease Payment	Washington I, II & III Casinos Lease Payment	South Dakota Gold	Total Lease Payment

2013	$73,300	$2,942,820	$109,200	$3,125,320
2014	—	2,827,266	59,700	2,886,966
2015	—	2,757,022	55,200	2,812,222
2016	—	2,573,119	55,200	2,628,319
2017	—	1,877,923	41,400	1,919,323
Thereafter	—	2,849,599	—	2,849,599
	$73,300	$15,827,749	$320,700	$16,221,749

Rent expense for our corporate office in Houston, Texas, for the fiscal years ended April 30, 2012 and April 30, 2011 was $115,745 and $127,689, respectively. Rent expense for the Washington mini-casinos for the fiscal years ended April 30, 2012 and April 30, 2011 was $2,982,283 and $2,103,015, respectively. Acquisition-to-April 30, 2012 rent expense for South Dakota Gold was $24,268. The above schedule does not include rent expense our Las Vegas office, which is on a month-to-month basis with rent expense of approximately $1,000 per month.

For scheduled rent escalation clauses for the lease terms for the Washington properties, we recorded approximately $338,000 of amortization of deferred rent escalation. These escalations are shown on the consolidated income statement and recorded on the balance sheet in other long term liabilities.

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

Note 19. Quarterly Financial Information (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ended April 30, 2012 and April 30, 2011.

					Net income	Diluted income
			Income		(loss) applicable	(loss) per
			(loss) before		to common	common
		Net revenues	tax benefit		stockholders	share (e)
Consolidated Statements of Operations:		(in thousands, except per share amounts)
Continuing Operations
Fiscal Year ended April 30, 2012
Quarter ended July 31, 2011		$12,750	$(271)		$(12)	$(0.01)
Quarter ended October 31, 2011		12,833	(3,063	)(a)	(2,023)	(0.15)
Quarter ended January 31, 2012	(b)	13,477	(131)		(73)	-
Quarter ended April 30, 2012	(c)	16,568	(6,326)		(4,331)	(0.27)
Fiscal Year ended April 30, 2011
Quarter ended July 31, 2010	(d)	$5,041	$(828)		$(562)	$(0.04)
Quarter ended October 31, 2010		12,263	(632)		(410)	(0.03)
Quarter ended January 31, 2011		12,184	(71)		297	0.02
Quarter ended April 30, 2011		13,049	454		270	0.02

(a)	Includes pre-tax impairment of $2.3 million for land in Colorado.
(b)	Includes only four days of operations from South Dakota Gold, which was acquired on January 27, 2012.
(c)	Includes pre-tax valuation allowance of $1.7 million and $4.6 million for Big City Capital note and BVO/BVD receivable, respectively, and deferred rent amortization of $338,000.
(d)	Includes only seven days of operations from the Washington II mini-casinos, which were acquired on July 23, 2010.
(e)	Due to the fact that income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

Note 20. Gain on Sale/Settlement of Assets

We sold all our interests in Isle of Capri Casino-Black Hawk, L.L.C. (“ICBH”) in January of 2008. In July of 2010, ICBH restated its financial statements for the fiscal years ended in 2007 and 2008 and concluded that additional cash distributions were owed to us. As a result, we received an additional cash distribution of $384,414 during the year ended April 30, 2011. As the assets were previously disposed, we treated the distribution in a manner similar to additional consideration received for the sale and classified the entire amount as Gain on Sale of Equity Investments. We had no material gains or losses in the fiscal year ended April 30, 2012.

Note 21. Impairment of Assets

Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of our undeveloped land asset adjacent to the city of Blackhawk, Colorado, and, accordingly, we recorded a pre-tax non-cash charge of $2.3 million to our operating results for the period ended October 31, 2011. The $2.3 million expense is in response to the receipt of an appraisal of the land, which used a market approach and other external data related to mineral rights, which, in the aggregate, estimate the value of the land at $1.1 million due to the downturn in vacant Colorado land held for development. This fair value measurement uses “Level 3” inputs under the fair value hierarchy. The asset is included in the non-core segment of our operations.

On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our notes receivable and receivables are still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. This fair value measurement uses “Level 3” inputs under the fair value hierarchy.

During the fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result, we wrote down the notes receivable to $1.7 million by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and, therefore, increased the valuation allowance to $3.2 million. At April 30, 2012 and April 30, 2011, our balance sheet reflects notes receivable of $0 and $1.7 million, respectively, net of a $3.2 million and $1.5 million allowance, respectively, related to the development of gaming/entertainment projects from Big City Capital. These notes receivable have a maturity date of December 31, 2014.

In the period ending April 30, 2012, we determined our ability to collect the $4.6 million BVD/BVO receivable and its accrued interest was doubtful. Therefore, we established a $4.6 million valuation allowance against its principal and interest due.

Note 22. Stock Offering

On November 7, 2011, we closed on the sale of 2,625,652 shares of our common stock at a price of $1.65 per share to certain investors through a registered direct offering for the total proceeds of approximately $4.3 million, net of offering costs of approximately $444,000. In addition, for each share of our common stock purchased by an investor, we issued to such investor a warrant to purchase 0.75 shares of our common stock. The warrants have an exercise price of $2.18 per share and are exercisable for five years from the initial exercise date, which date is six months from the date of their issuance. The proceeds of the offering were used to assist us in the $5.1 million acquisition of South Dakota Gold.

Note 23. Sale of Assets/Asset Held for Sale

On November 23, 2011, we signed an agreement to sell substantially all of the assets of the Colorado Grande Casino, located in Cripple Creek, Colorado, including any rights in the Colorado Grande name and gaming-related liabilities, to G Investments, LLC (“GI”). We elected to sell the Colorado Grande Casino as a result of receiving an offer at an attractive EBITDA multiple from GI whose principals own a property in close proximity to the Colorado Grande Casino. As a result of the declining Cripple Creek, Colorado gaming market, this enables the buyer to create synergies not available to us. We closed the sale on May 25, 2012. Under the terms of the agreement, the buyer agreed to pay us $3.1 million, of which $800,000 was paid in cash and $2.3 million will be paid through a five year, 6% interest rate promissory note. On May 29, 2012, we filed a Form 8-K which provides details regarding the transaction.

We leased this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande Casino’s adjusted gross gaming revenues with an annual cap of $400,000. Starting from April 30, 2012, the annual rent was changed to $252,548 with an option by the landlord to revert to the original rent structure upon obtaining necessary approvals from the Colorado Gaming Commission. Although this lease was assigned to GI as a result of the sale of the Colorado Grande Casino, which occurred on May 25, 2012, we retained contingent liability of the tenant’s obligations under this lease through May 24, 2017.

In preparation for the sale, we also recorded an impairment of Goodwill of approximately $558,000 to lower its carrying value to the fair value. We also wrote off the remaining deferred tax assets of $706,000, as it will not be available due to the sale of underlying assets.

The cash received from Colorado Grande Casino operating activities was maintained by us, and the investing and financing operations were not material therefore the cash flow is presented as consolidated for the ease of accounting.

A summary of the Colorado Grande Casino’s assets and liabilities which were held for sale are as follows:

	April 30, 2012	April 30, 2011
Goodwill	$2,154,932	$2,712,918
Net PP&E	960,165	1,062,038
Inventory	33,601	36,187
Deferred tax asset	-	739,759
Total Assets	$3,148,698	$4,550,902

Accounts payable and accrued liabilities	$23,699	$328,910
Short term debt	-	76,339
Total Liabilities	$23,699	$405,249

Consideration received	$3,125,000	-
Net Gain (loss)	$1	-

A summary of the Colorado Grande Casino’s year-to-date operations are as follows:

	Twelve months ended April 30, 2012	Twelve months ended April 30, 2011
Net revenues	$5,193,749	$5,492,578
Total expenses	6,683,039	5,574,788

The assets and revenues of the Colorado Grande Casino are currently reported in the assets of operations held for sale and were previously reported in the gaming segment of our consolidated financial statements. The loss on sale was not material to our Financial Statements.

Note 24. Subsequent Events

Other than the sale of the Colorado Grande Casino assets (see Note 23), the following events occurred subsequent to the year end April 30, 2012:

Revolving Credit Loan

On June 27, 2012, South Dakota Gold obtained a $1.7 million revolving loan from Wells Fargo Gaming Capital, LLC in order to pay a slot machine registration fee due to the South Dakota Commission on Gaming by June 30 of each year. The loan matures on March 31, 2013 and bears an annual interest rate of the base rate, which equals the greater of (a) 2.5%, (b) the Federal Reserve rate plus 1/2%, (c) the LIBOR plus 1% or (4) the prime rate charged by Well Fargo Bank, N.A., plus the margin rate of 3.5%. The terms of the loan requires South Dakota Gold to make amortization payments in order to reduce a large portion of the principal balance through October 31, 2012. The loan may be extended until October 7, 2014 upon obtaining prior approval from the sellers of South Dakota Gold. The repayment of the loan is secured by the assets of South Dakota Gold and NG South Dakota, LLC, while we and NG South Dakota, LLC serve as the guarantors. In connection with entering into this transaction, we incurred an additional $25,000 of loan closing charges. Historically, the prior owner of South Dakota Gold has financed this obligation with a short term loan. The loan from Wells Fargo Gaming Capital, LLC represents a continuation of that practice.

On July 3, 2012, we filed a Form 8-K which provides details regarding this transaction.

Reduction of Debt

On May 31, 2012, following the closing of the sale of the Colorado Grande Casino, we repaid $800,000 of the $4 million debt due on June 30, 2015 from the cash proceeds of the sale price paid to us at closing. Pursuant to the terms of the $4 million loan, we are required to remit all principal and interest payments received pursuant to the $2.3 million note receivable issued to us by the buyer of the Colorado Grande Casino towards further reduction of the principal of the $4 million debt.

