Form 10-Q
period 2012-07-31
NEVADA GOLD & CASINOS INC
filed 2012-09-12
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 15,960,174 as of September 11, 2012.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of us, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended April 30, 2012 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	July 31,	April 30,
	2012	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,265,107	$5,200,161
Restricted cash	1,957,114	1,787,068
Accounts receivable	990,919	653,433
Prepaid expenses	1,471,516	909,834
Notes receivable, current portion	104,058	20,600
Other current assets	360,591	354,817
Assets of operations held for sale	-	33,601
Total current assets	11,149,305	8,959,514

Investments in development projects	264,360	255,355
Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	2,239,703	-
Goodwill	16,103,584	16,090,799
Identifiable intangible assets, net of accumulated amortization of $3,509,262 and $3,201,868 at July 31, 2012 and April 30, 2012, respectively	7,475,059	7,782,453
Property and equipment, net of accumulated depreciation of $1,965,835 and $1,785,064 at July 31, 2012 and April 30, 2012, respectively	5,238,267	5,399,103
Deferred tax asset, net	5,162,547	5,251,236
Other assets	1,165,861	1,219,356
Assets of operations held for sale	-	3,115,097
Total assets	$49,898,686	$49,172,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,371,932	$2,176,545
Accrued interest payable	56,875	61,141
Other accrued liabilities	2,810,702	2,632,067
Long-term debt, current portion	2,512,573	1,400,324
Liabilities of discontinued operations	145,062	23,699
Total current liabilities	7,897,144	6,293,776
Other long term liabilities	356,883	337,849
Long-term debt, net of current portion	14,045,000	15,155,000
Total liabilities	22,299,027	21,786,625

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 16,743,011 and 16,707,205 shares issued and 15,960,174 and 15,924,368 shares outstanding at July 31, 2012, and April 30, 2012, respectively	2,009,161	2,004,865
Additional paid-in capital	24,196,108	24,155,158
Retained earnings	8,331,964	8,163,839
Treasury stock, 782,837 shares at July 31, 2012 and April 30, 2012, respectively, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	27,599,659	27,386,288
Total liabilities and stockholders' equity	$49,898,686	$49,172,913

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2012	2011
Revenues:
Casino	$14,761,259	$10,921,276
Food and beverage	2,557,601	2,592,780
Other	668,699	515,487
Gross revenues	17,987,559	14,029,543
Less promotional allowances	(1,176,856)	(1,279,073)
Net revenues	16,810,703	12,750,470

Expenses:
Casino	8,048,694	5,312,352
Food and beverage	1,185,087	977,363
Marketing and administrative	4,385,228	3,918,345
Facility	543,621	489,579
Corporate expense	873,774	1,082,764
Legal expense	38,862	6,933
Depreciation and amortization	538,981	438,663
Deferred rent	19,034	-
Acquisition costs	-	51,945
Excise taxes	313,320	292,251
Other	143,578	102,856
Total operating expenses	16,090,179	12,673,051
Operating income	720,524	77,419
Non-operating income (expenses):
Loss on sale of assets	(1,245)	(314)
Interest income	900	42,849
Interest expense	(385,501)	(379,649)
Amortization of loan issue costs	(77,543)	(11,250)
Income (loss) before income tax benefit (expense)	257,135	(270,945)
Income tax benefit (expense)	(88,689)	283,927
Net income from continuing operations	$168,446	$12,982
Net loss from discontinued operations, net of taxes	(321)	(204,841)
Net income (loss)	$168,125	$(191,859)
Per share information:
Net income per common share - basic and diluted for continuing operations	$0.01	$0.00

Net loss per common share - basic and diluted for discontinued operations	$0.00	$(0.01)

Basic weighted average number of shares outstanding	15,935,655	12,856,030

Diluted weighted average number of shares outstanding	16,355,655	13,916,030

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$168,125	$(191,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	538,981	479,540
Stock-based compensation	4,077	289,838
Amortization of deferred loan issuance costs	77,543	11,250
Deferred rent	19,034	-
Loss on sale/settlement of assets	1,245	314
Deferred income tax expense (benefit)	88,689	(97,815)
Changes in operating assets and liabilities:
Receivables and other assets	838,212	(247,555)
Accounts payable and accrued liabilities	447,619	564,845
Net cash provided by operating activities	2,183,525	808,558
Cash flows from investing activities:
Capitalized development costs	(9,005)	(250,612)
Collections on notes receivable	1,839	-
Purchase of property and equipment	(84,783)	(529,129)
Proceeds from the sale of assets	800,000	125
Additions to restricted cash	(170,046)	(281,373)
Net cash provided by (used in) investing activities	538,005	(1,060,989)
Cash flows from financing activities:
Payments on capital lease	-	(5,627)
Employee stock plan purchases	41,169	35,023
Repayment of short term loans	(1,697,751)	(79,455)
Net cash used in financing activities	(1,656,582)	(50,059)

Net increase (decrease) in cash and cash equivalents	1,064,948	(302,490)
Cash and cash equivalents at beginning of period	5,200,160	5,656,110
Cash and cash equivalents at end of period	$6,265,108	$5,353,620
Supplemental cash flow information:
Cash paid for interest	$390,801	$378,185

Non-cash investing and financing activities:
Issuance of note receivable to purchasers of wholly-owned subsidiary	$2,325,000	$-
Non-cash purchase of licenses, property and equipment	$1,675,000	$850,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at July 31, 2012 and April 30, 2012, Consolidated Statements of Operations for the three months ended July 31, 2012 and July 31, 2011, and Consolidated Statements of Cash Flows for the three months ended July 31, 2012 and July 31, 2011. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2012 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2012 are not necessarily indicative of the results expected for the full year.

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

	Three Months Ended
	July 31, 2012	July 31, 2011
Food and beverage	$903,561	$1,144,874
Other	43,528	7,049
Total cost of complimentary services	$947,089	$1,151,923

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

The following describes the valuation methodologies used by the Company to measure fair value:

Real estate held for sale is recorded at carrying value and tested for impairment annually using projections of undiscounted future cash flows as well as third party valuations (see Note 15).

Goodwill is recorded at carrying value and tested for impairment annually using projections of undiscounted future cash flows.

The recorded value of cash, accounts receivable and payable approximate fair value based on their short term nature, while the recorded value of long term debt approximates fair value as interest rates approximate market rates.

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of July 31, 2012 we had four notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project, one is for the sale of the Colorado Grande Casino (see Note 16), and the fourth is to an owner of a location used by the South Dakota Gold slot route operation. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.

New Accounting Pronouncements and Legislation Issued

As of the beginning of the fiscal year ending April 30, 2013, there are new accounting standards effective which are discussed below:

Intangibles — Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the amendments in this guidance, an entity may consider qualitative factors before applying “Level 1” of the goodwill impairment assessment, but may no longer be permitted to carry forward estimates of a reporting unit’s fair value from a prior year when specific criteria are met. These amendments are effective for goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not believe the new guidance will have a material effect on our consolidated financial statements.

Note 3. Restricted Cash

As of July 31, 2012 and July 31, 2011, we maintained approximately $2.0 million and $1.8 million, respectively, in restricted cash, which consists of player-supported jackpot funds. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

As a result of refinancing our debt through Wells Fargo Gaming Capital, LLC (the “Wells Fargo Loan”) (see Note 5), we are no longer required to maintain reserve funds for insurance and taxes.

Note 4.   Notes Receivable and BVD/BVO Receivable

Notes Receivable - Development Projects

Big City Capital, LLC

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During the fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result, we wrote down the notes receivable to $1.7 million by establishing a $1.5 million allowance and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. At July 31, 2012 and April 30, 2012, our balance sheet reflects notes receivable of $0, net of a $3.2 million allowance, related to the development of gaming/entertainment projects from Big City Capital. These notes receivable have a maturity date of December 31, 2014.

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

BVD/BVO Receivable

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“BVD”) which plans to develop a casino hotel facility for the Buena Vista Rancheria of Me-Wuk Indians, a Native American tribe in Amador County, California. Effective November 25, 2008, we sold our 40% interest in BVD to B. V. Oro, LLC (“BVO”), which is owned by our former partner and related parties, for $16 million in cash and a $4 million receivable from BVD due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due. To the best of our knowledge, the developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project. Should the proceeds of this loan repayment be insufficient to pay off our receivable, the remainder is due from BVO no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the tribe. This receivable accrues interest at the prime rate plus 1% and is guaranteed by our former partner and related parties. In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO. According to the principal of BVO, the project continues to slowly progress and he is committed and financially able to continue to fund ongoing expenses until permanent funding is arranged. Also, the investment bank that has been engaged to assist BVD to raise the project funding, with whom we have had experience, has indicated to us in recent conversations that they believe project funding will be attained. However, given the prevailing very challenging capital market conditions, continued uncertainties as to the economy, and based upon our “Level 3” analysis, we have recorded a $4.6 million valuation allowance for the total principal and interest due effective as of April 30, 2012.

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino, we recorded a $2.3 million note receivable. The note bears interest at 6% per annum through the maturity date of June 1, 2017, and is secured with all of the assets of the Colorado Grande Casino, pledge of the membership interest in GI, and a personal guaranty by GI’s principal.

Repayments are scheduled to be made as follows:

•	No monthly installments of principal and accrued interest shall be due and payable for three months following the sale date of May 25, 2012;
•	One monthly installment of principal and accrued interest of $5,000 on September 1, 2012;
•	Beginning October 1, 2012, eight monthly installments of principal and accrued interest of $20,000;
•	Beginning June 1, 2013, twelve monthly installments of principal and accrued interest of $30,000;
•	Beginning June 1, 2014, thirty six monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $907,061 which is due on the maturity date of June 1, 2017.

Please see Note 16.

Note 5.   Long-Term Debt

Our long-term financing obligations are as follows:

	July 31	April 30,
	2012	2012

$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	$10,250,000	$10,500,000
$4.0 million promissory note, 11% through October 7, 2011, 11.5% interest until maturity at June 30, 2015	3,200,000	4,000,000
$250,000 note payable, 6% interest, to be paid in two annual installments of $100,000 plus accrued interest and the final payment of $50,000 plus accrued interest at the maturity date of December 15, 2013	150,000	150,000
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 13, 2014	60,000	70,000
$1.4 million promissory note, 6% interest, payable in fifty nine monthly installments of $10,000 plus all accrued interest beginning February 27, 2012, and the remaining principle at the maturity date of January 27, 2017	1,365,000	1,395,000
$400,000 note payable, 6% imputed interest, to be paid in sixty equal monthly installments, beginning February 27, 2012, maturing January 27, 2017	360,000	380,000
$60,324 note payable, 6% imputed interest, maturing January 27, 2013	60,324	60,324
$1.7 million note payable, base rate interest, which equals the greater of 2.5%, the Federal Reserve rate plus 1/2%, LIBOR plus 1%, or the prime rate charged by Wells Fargo Bank, plus the margin rate of 3.5%, maturing March 31, 2013	1,112,249	-
Total	16,557,573	16,555,324
Less: current portion	(2,512,573)	(1,400,324)
Total long-term financing obligations	$14,045,000	$15,155,000

On May 31, 2012, following the closing of the sale of the Colorado Grande Casino (see Note 16), we repaid $800,000 of the $4 million debt due on June 30, 2015 from the cash proceeds of the sale price paid to us at closing. Pursuant to the terms of the $4 million loan, we are required to remit all principal and interest payments received pursuant to the $2.3 million note receivable issued to us by the buyer of the Colorado Grande Casino towards further reduction of the principal of the $4 million debt.

On June 27, 2012, South Dakota Gold, obtained a $1.7 million revolving loan from Wells Fargo Gaming Capital, LLC in order to pay a slot machine registration fee due to the South Dakota Commission on Gaming by June 30 of each year. The loan matures on March 31, 2013 and bears an annual interest rate of the base rate, which equals the greater of (a) 2.5%, (b) the Federal Reserve rate plus 1/2%, (c) the LIBOR plus 1% or (4) the prime rate charged by Well Fargo Bank, N.A., plus the margin rate of 3.5%. The terms of the loan requires South Dakota Gold to make amortization payments in order to reduce a large portion of the principal balance through October 31, 2012. The loan may be extended until October 7, 2014 upon obtaining prior approval from the sellers of South Dakota Gold. The repayment of the loan is secured by the assets of South Dakota Gold and NG South Dakota, LLC, while we and NG South Dakota, LLC serve as the guarantors. Historically, the prior owner of South Dakota Gold had financed this obligation with a short-term loan. The loan from Wells Fargo Gaming Capital, LLC represents a continuation of that practice. With this loan, we incurred $25,000 of deferred loan issue costs which are amortizable over the life of the loan.

The Wells Fargo Loan has a limited number of financial covenants of which we are in compliance with as of July 31, 2012 and the filing date of this document. We are also not permitted to incur additional indebtedness without this lender’s prior approval.

Note 6.   Stock-Based Compensation

Information about our share-based plans

We have obligations under three employee stock plans: (1) the 1999 Stock Option Plan, as amended (the “1999 Plan”), (2) the 2009 Equity Incentive Plan (the “2009 Plan”), and (3) the 2010 Employee Stock Purchase Plan, as amended (the “2010 Plan”).

The 1999 Plan

Our 1999 Plan provided for the granting of common stock awards to our directors, officers, employees and independent contractors. The 1999 Plan expired in January 2009 and was replaced with the 2009 Plan. The number of shares reserved for issuance under the 1999 Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions. No further grants can be issued under the 1999 Plan; however, there are unexercised awards outstanding.

The 2009 Plan

On April 14, 2009, our shareholders approved the 2009 Plan. The number of common stock shares reserved for issuance under the 2009 Plan is 1,750,000 shares. The 2009 Plan is similar to the 1999 Plan in most respects and continues to provide for awards which may be made subject to time-based or performance-based vesting. Under the 2009 Plan, the Committee is authorized to grant the following types of awards:

•	Stock Options including Incentive Stock Options (“ISO”),
•	Options not intended to qualify as ISOs,
•	Stock Appreciation Rights, and
•	Restricted Stock Grants.

To date, we have only awarded stock options and restricted stock. Our policy has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to the fiscal year ended in 2006 generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 5- or 10-year terms and are generally exercisable in two or three equal annual installments, with some options grants providing for immediate vesting for the entire or a portion of the grant.

A summary of activity under our share-based payment plans for the three months ended July 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at April 30, 2012	1,865,000	$1.57
Granted	-	-
Exercised	-	-
Forfeited or expired	(200,000)	2.01

Outstanding at July 31, 2012	1,665,000	$1.52	4.8	$-

Exercisable at July 31, 2012	1,665,000	$1.52	4.8	$-

As of July 31, 2012, we have no unamortized compensation related to stock options.

Compensation cost for stock options granted for the three month period ended July 31, 2011 was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant and using the following weighted-average assumptions:

	Three Months Ended
	July 31, 2012	July 31, 2011

Expected volatility	-	190.5%
Expected term	-	10.0
Expected dividend yield	-	-
Risk-free interest rate	-	2.98%
Forfeiture rate	-	-

Expected volatility is based on historical volatility of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of July 31, 2012, 182,029 shares were issued to 140 participants under the 2010 Plan.

Note 7.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended
	July 31,	July 31,
	2012	2011
Numerator:
Basic and Diluted:
Net income from continuing operations available to common shareholders	$168,446	$12,982

Denominator:
Basic weighted average number of common shares outstanding	15,935,655	12,856,030
Dilutive effect of common stock options and warrants	420,000	1,060,000

Diluted weighted average number of common shares outstanding	16,355,655	13,916,030

Income per share from continuing operations:

Net income per common share - basic and diluted for continuing operations	$0.01	$0.00

For the three months ended July 31, 2012 and July 31, 2011, potential dilutive common shares issuable under options of 1,245,000 and 864,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 8.   Segment Reporting

We have three business segments: (i) gaming, (ii) non-core, and (iii) assets of discontinued operations. The gaming segment for the three month period ended July 31, 2012 consists of the Washington mini-casinos and our slot route operation in South Dakota. The gaming segment for the three month period ended July 31, 2011 consists of the Washington mini-casinos. The “non-core” column is the land in Colorado and its taxes and maintenance expenses, and the “assets of discontinued operations” consists of the Colorado Grande Casino.

Summarized financial information for our reportable segments is shown in the following table.

	As of and for the Three Months Ended July 31, 2012
	Gaming	Non-Core	Subtotal	Assets of Discontinued Operations	Totals
Net revenue	$16,810,703	$-	$16,810,703	$-	$16,810,703
Segment income (loss) pre tax	262,508	(5,373)	257,135	(321)	256,814
Segment assets	35,411,918	1,102,000	36,513,918	-	36,513,918
Depreciation and amortization	538,981	-	538,981	-	538,981
Additions to property and equipment	84,783	-	84,783	-	84,783
Interest expense, net (includes amortization)	462,144	-	462,144	-	462,144
Income tax benefit (expense)	(90,516)	1,827	(88,689)	-	(88,689)

	As of and for the Three Months Ended July 31, 2011
	Gaming	Non-Core	Subtotal	Assets of Discontinued Operations	Totals

Net revenue	$12,750,470	$-	$12,750,470	$1,408,277	$14,158,747
Segment loss pre tax	(258,341)	(12,604)	(270,945)	(18,648)	(289,593)
Segment assets	33,701,998	3,375,966	37,077,964	4,507,039	41,585,003
Depreciation and amortization	438,663	-	438,663	40,877	479,540
Additions to property and equipment	1,379,129	-	1,379,129	-	1,379,129
Interest expense, net (includes amortization)	348,050	-	348,050	864	348,914
Income tax benefit (expense)	283,927	-	283,927	(186,193)	97,734

Reconciliation of reportable segment assets to our consolidated totals is as follows:

July 31, 2012
Total assets for reportable segments	$36,513,918
Cash and restricted cash not allocated to segments	8,222,221
Deferred tax asset	5,162,547
Total assets	$49,898,686

Note 9. Other Assets

Other assets consist of the following at July 31, 2012 and April 30, 2012, respectively:

	July 31, 2012	April 30, 2012
Other assets	$70,000	$70,952
State gaming license	409,000	409,000
Deferred loan issue cost, net	686,861	739,404
Other assets	$1,165,861	$1,219,356

As a result of closing on the Wells Fargo Loan and the repayment and renegotiating terms of our $4,000,000 note payable, we incurred $910,455 of deferred loan issue costs which are amortizable over the life of the loan. As a result of the $1,700,000 device fee loan, we incurred $25,000 of deferred loan issue costs, which are amortizable over the life of the loan.

Note 10.   Commitments and Contingencies

We rent office space in Houston, Texas under a non-cancelable operating lease which expires on March 31, 2013. The annual rent for the office space is $88,800.

As a result of acquiring facilities in Washington, the real property leases are as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2013 with an option to renew for two additional terms of three and five years, respectively. The annual rent for this lease is $154,000 going forward. We own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino in Kennewick.
•	Crazy Moose Casino in Pasco has a parking lot lease which expires on December 31, 2013. The annual rent for this lease is $6,600.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $238,000 with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $480,000 with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $286,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $671,350 with escalation costs of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $166,000 with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $360,600 with escalation of 3% annually.
•	Administrative offices lease in Renton expires in December of 2013. The annual rent is $53,000.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $384,000 with escalation of 2% annually.

As a result of acquiring the South Dakota Gold slot route operation, we have the following real property leases:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.
•	Two leases which expire on May 31, 2013 with annual rents of $36,000 and $18,000, respectively.

The expected remaining future rolling twelve months minimum lease payments as of July 31, 2012 are as follows:

Period	Corporate Office Lease Payment	South Dakota Gold	Washington Gold Lease Payment	Total Lease Payment

August 2012 - July 2013	$51,310	$100,200	$2,928,855	$3,080,365
August 2013 - July 2014	—	55,200	2,810,862	2,866,062
August 2014 - July 2015	—	55,200	2,730,174	2,785,374
August 2015 -July 2016	—	55,200	2,480,352	2,535,552
August 2016 - July 2017	—	27,600	1,544,263	1,571,863
Thereafter	—	—	2,633,101	2,633,101
	$51,130	$293,400	$15,127,607	$15,472,317

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

Note 12. Acquisitions

NG Washington III, LLC

On July 18, 2011, through our wholly owned subsidiary NG Washington III, LLC, we completed the acquisition of the Red Dragon mini-casino in Mountlake Terrace, Washington (“Washington III”) for $1.25 million. As a result, we now own the only two mini-casinos currently operating in Mountlake Terrace. The transaction was financed by $400,000 in cash, $500,000 in our common stock, and $350,000 in two notes payable to the seller, 3 Point Inc. (“3 Point”). The first promissory note, in the principal amount of $250,000, is due on December 15, 2013 and bears an interest rate of 6%. It is to be repaid in three installments: the first payment of $100,000, and all accrued and unpaid interest, was due and paid on December 15, 2011; the second installment of $100,000, and all accrued and unpaid interest, is due on December 15, 2012; and the remaining principal of $50,000, and all accrued and unpaid interest, is due on the maturity date of December 15, 2013. The second promissory note, in the principal amount of $100,000, bears imputed interest of 6% per annum, matures on January 18, 2014, and is payable in thirty equal monthly installments of $3,333 on the fifth day of each month, starting in August of 2011. We acquired this casino in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies expected to arise from combining the operations of the acquired casinos with our other Washington-owned properties, as well as other intangible assets that do not qualify for separate recognition. Closing costs and pre-opening expenses of $8,700 related to the acquisition are included in the consolidated statement of operations in marketing and administrative, and legal and other expenses of $66,000 related to the acquisition are reflected separately in the consolidated statement of operations. The summary of the purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$(6)
Property and equipment	145
Customer relationships	419
Goodwill	692

Purchase price	$1,250

The July 31, 2011, year-to-date net revenues of $134,000 and results of operations of ($2,000), which includes closing costs, pre-opening expenses, and legal and escrow expenses totaling $8,700, have been included in our consolidated statements of operations since the date of the acquisition of July 18, 2011. At July 31, 2012, goodwill acquired was approximately $692,000, all of which is expected to be deductible for tax purposes.

Management has reviewed the Washington III mini-casino operating results and concluded that the pro-forma financial statements are not required due to immateriality.

South Dakota Gold

On January 27, 2012, through our wholly owned subsidiary, NG South Dakota, LLC, we completed the acquisition of all of the shares of South Dakota Gold for $5.1 million. The transaction was financed by $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers, Michael J. Trucano and Patricia Burns. The first promissory note, in the principal amount of $1,425,000, is due on January 27, 2017 and bears an annual interest rate of 6% per annum. Starting February 27, 2012, this note is to be repaid in fifty-nine monthly principal installments of $10,000, plus all accrued and unpaid interest. The remaining balance is due on the maturity date. The second promissory note, in the principal amount of $400,000, bears an imputed annual interest of 6% per annum, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, with the first installment being paid in February of 2012. The third promissory note, in the principal amount of $60,324, bears an imputed annual interest of 6% per annum and matures on January 27, 2013. We acquired this slot route in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies from the existing customer base as well as other intangible assets that do not qualify for separate recognition. Closing costs and pre-opening expenses of $1,000 related to the acquisition were included in the April 30, 2012 consolidated statement of operations in marketing and administrative, legal and other expenses of $108,000 related to the acquisition were reflected separately in the consolidated statement of operations. The preliminary summary of the purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$38
Property and equipment	1,775
Non-compete	251
Customer relationships	1,100
Goodwill	1,936

Purchase price	$5,100

At July 31, 2012, goodwill acquired was approximately $1,936,000, all of which is expected to be deductible for tax purposes.

Note 13. Goodwill and Other Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010, and July 18, 2011 as well as South Dakota Gold on January 27, 2012 (see Note 12), we have goodwill with an indefinite useful life and identifiable intangible assets of $23.6 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for the fiscal year ending April 30, 2013 is as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2012	$23,873	$16,091	$7,782
Acquired during the year	13	13	-
Current year amortization	(307)	-	(307)
Balance as of July 31, 2012	$23,579	$16,104	$7,475

The $13,000 increase in goodwill from April 30, 2012 to July 31, 2012 is the result of finalizing the working capital adjustment for South Dakota Gold in July of 2012.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of amortization of other intangible assets as of July 31, 2012 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$7,853	$(2,457)
Non-compete agreements	1,269	(1,052)
Trade names	1,862	-
Total	$10,984	$(3,509)

The estimated future annual amortization of intangible assets for each of the next five fiscal years is as follows (in thousands):

For the fiscal year	Amount
2013	$1,205
2014	1,205
2015	1,185
2016	1,122
2017	718
Thereafter	178
Total	$5,613

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

South Dakota

Gaming in South Dakota began in November 1989 and is presently authorized within the City of Deadwood. The gaming legislation is codified in Chapter 42-7B of the South Dakota Codified Laws as well as Article 20:18 of the South Dakota Legislature Administrative Rules (collectively, the “SD Regulations”) and is regulated by the South Dakota Commission on Gaming (the “SD Gaming Commission”). The SD Regulations allow gambling activities to be conducted at bars and taverns, including slot machines and limited card games, such as Blackjack and Poker. The SD Regulations limit each licensed location to have a maximum of 30 slot machines. The current tax rate is 9% of the adjusted gross gaming revenues in addition to an annual fee of $2,000 for each licensed gaming device located in a licensed location. In order to operate our slot route business in this state, we are required to hold Operator and Route Operator licenses issued by the SD Gaming Commission.

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

Note 15. Impairment of Assets

Long-lived assets, including property, plant and equipment, and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of our vacant land asset adjacent to the city of Blackhawk, Colorado and, accordingly, we recorded a pre-tax non-cash charge of $2.3 million to our operating results for the period ended April 30, 2012. The $2.3 million expense was in response to the receipt of an appraisal of the land, which used a market approach and other external data related to mineral rights, which, in the aggregate, estimate the value of the land at $1.1 million due to the downturn in vacant Colorado land held for development. This fair value measurement uses “Level 3” inputs under the fair value hierarchy. The asset is included in the non-core segment of our operations.

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

During the fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital had been impaired. As a result, we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. At July 3, 2012 our balance sheet reflects notes receivable of $0, net of a $3.2 million allowance, related to the development of gaming/entertainment projects from Big City Capital. These notes receivable have a maturity date of December 31, 2014.

In the period ending April 30, 2012, we determined our ability to collect the $4.6 million BVD/BVO receivable and its accrued interest was doubtful. Therefore, we established a $4.6 million valuation allowance against its principal and interest due.

Note 16. Sale of Assets/Discontinued Operations

On November 23, 2011, we signed an agreement to sell substantially all of the assets of the Colorado Grande Casino, located in Cripple Creek, Colorado, including any rights in the Colorado Grande name and gaming-related liabilities, to G Investments, LLC (“GI”). We elected to sell the Colorado Grande Casino as a result of receiving an offer at an attractive EBITDA multiple from GI whose principals own a property in close proximity to the Colorado Grande Casino. As a result of the declining Cripple Creek, Colorado gaming market, this enables the buyer to create synergies not available to us. We finalized the sale on May 25, 2012. Under the terms of the agreement, the buyer agreed to pay us $3.1 million, of which $800,000 was paid in cash and $2.3 million will be paid through a five year, 6% interest rate promissory note. The promissory note matures on June 1, 2017, and is secured with all of the assets of the Colorado Grande Casino, pledge of the membership interest in GI, and a personal guaranty by GI’s principal. On May 29, 2012, we filed a Form 8-K with the SEC which provides details regarding the transaction.

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

In preparation for the sale, we also recorded an impairment of goodwill of approximately $558,000 to lower its carrying value to the fair value. We also wrote off the remaining deferred tax assets of $706,000 as it will not be available due to the sale of the underlying assets.

The cash received from Colorado Grande Casino’s operating activities was maintained by us and the investing and financing operations were not material; therefore, the cash flow is presented as consolidated for the ease of accounting.

A summary of the Colorado Grande Casino’s assets and liabilities sold are as follows:

As of May 25, 2012
Goodwill	$2,154,932
Net PP&E	960,165
Inventory	33,601
Deferred tax asset	-
Total Assets	$3,148,698

Accounts payable and accrued liabilities	$23,699
Short term debt	-
Total Liabilities	$23,699

Consideration received (cash and note)	$3,125,000
Net Gain	$1

The amount shown as liabilities of discontinued operations, mostly gaming-based liabilities, will be subject to adjustment for working capital. The gain on sale was not material to our financial statements.

Note 17. Stock Offering

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

Note 18. Subsequent Event

Effective as of September 6, 2012, Robert B. Sturges resigned as our Chief Executive Officer and a member of our Board of Directors for personal reasons. Mr. Sturges decision to resign from his position on our Board of Directors or from his position as an officer of the Company was not the result of any disagreement with the Company on any matters relating to our operations, policies or practices, or the result of any disagreement with our Board of Directors, management or our auditors.

Our Board of Directors has named Ernest E. East, former Senior Vice President and General Counsel, and a long-time counselor to our Board of Directors, as interim President. Mr. East will report to an oversight committee of our Board of Directors while we search for a permanent Chief Executive Officer.

On September 7, 2012, we filed a Form 8-K with the SEC which provides details regarding these events.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2012, filed on Form 10-K with the SEC on July 27, 2012.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2012, filed on Form 10-K with the SEC on July 27, 2012.

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Washington and South Dakota. Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. However, there is no guarantee that we will be successful in implementing our business strategy in the future and, as such, no guarantee that our future revenues, costs and profitability will increase. Our net revenues were $16.8 million and $12.8 million for the three months ended July 31, 2012 and July 31, 2011, respectively.

When compared to the three months ended July 31, 2011, the three month period ended July 31, 2012 was impacted by the following items:

- Addition of one mini-casino in Washington State, effective July 18, 2011;

- Addition of a slot route operation in South Dakota, effective January 27, 2012;

- Increased drop at our Washington properties;

- A reduction of our table games hold percentage;

- Refinancing of our long-term debt on October 7, 2011; and

- Increased net interest expense.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2012 AND JULY 31, 2011

Net revenues. Net revenues increased 31.84%, to $16.8 million from $12.8 million, for the three-month period ended July 31, 2012, compared to the same period ended July 31, 2011. Casino revenues increased 35.2%, or $3.8 million, with the addition of the Washington III mini-casino and operations of South Dakota Gold. Food and beverage revenues remained consistent, and other revenues increased 29.7%, or $0.2 million, mainly as a result of additional commission revenue for ATMs, check cashing, vending as well as retail, pull tabs, and other revenues. Our promotional allowances decreased $0.1 million for the three month period ended July 31, 2012, compared to the same period ended July 31, 2011 as the Washington properties no longer charge complimentary revenue for soft drinks.

Total operating expenses. Total operating expenses increased 26.96%, to $16.1 million from $12.7 million, for the three-month period ended July 31, 2012, compared to the same period ended July 31, 2011. Casino expenses increased 51.5%, or $2.7 million, with the addition of South Dakota Gold and an entire quarter of activity in the Washington III mini-casino compared to thirteen days in the prior year. Marketing and administrative increased 11.9%, or $0.5 million, with the additions of the Washington III mini-casino, South Dakota Gold, and increased marketing expenses in proportion to the increased revenue. Food and beverage expenses increased $0.2 million and depreciation and amortization increased $0.1 million with the additional assets of the Washington III mini-casino and South Dakota Gold, offset by decreased corporate expenses of $0.2 million related to the decrease in stock option expense amortization.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense, amortization of loan issue cost, and loss on extinguishment of debt, offset by interest income from our various notes receivable. Interest expense increased 1.5%, or $6,000, for the three month period ended July 31, 2012, compared to the three month period ended July 31, 2011. The increase is due to the 0.5% higher interest rate on the $4.0 million note, which resulted from refinancing our long-term debt. A decrease in interest income of $42,000 for the three month period ended July 31, 2012, compared to the three-month period ended July 31, 2011, was related to the impairment of the BVD/BVO receivable (See Note 4). Amortization of loan issue cost was $77,543 and $11,250 for the three-month periods ended July 31, 2012 and July 31, 2011, respectively. This increased amortization is due to refinancing our long-term debt.

Income Taxes. Our consolidated tax rate for the periods ending July 31, 2012 and July 31, 2011 were a 34.5% expense and a 33.8% benefit, respectively. For the period ended July 31, 2011, the 104.8%, or $283,927, reported tax rate shown for continuing operations is the result of a reclassification of $186,193 tax expense between operations held for sale and continuing operations due to reclassification of deferred tax assets related to the sale of the Colorado Grande Casino. The blended rate for the period ended July 31, 2011 is a 33.8% benefit.

Net income (loss). Net income was $0.2 million compared to $0.2 million loss for the three month periods ended July 31, 2012 and July 31, 2011, respectively. The increase is primarily due to the $4.0 million increased revenues compared to the same period ended July 31, 2011. Operating income increased $0.6 million, to $0.7 million from $0.1 million. We had a $0.0 million loss from discontinued operations for the quarter ended July 31, 2012 compared to a $0.2 million loss from discontinued operations in July 2011.

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

The following table shows adjusted EBITDA by segment for the three months ended July 31, 2012 and July 31, 2011:

	For the three months ended July 31, 2012
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$15,028,422	$2,959,137	$-	$17,987,559
Less promotional allowances	(1,166,741)	(10,115)	-	(1,176,856)
Net revenues	13,861,681	2,949,022	-	16,810,703

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants,deferred rent, and impairments)	12,079,602	2,535,849	912,636	15,528,087

Adjusted EBITDA	$1,782,079	$413,173	$(912,636)	$1,282,616

	For the three months ended July 31, 2011
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$14,029,543	$-	$-	$14,029,543
Less promotional allowances	(1,279,073)	-	-	(1,279,073)
Net revenues	12,750,470	-	-	12,750,470
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, deferred rent, and impairments)	11,092,746	-	799,859	11,892,605

Adjusted EBITDA	$1,657,724	$-	$(799,859)	$857,865

The following table reconciles adjusted EBITDA to net income (loss) for the three months ended July 31, 2012 and July 31, 2011:

Adjusted EBITDA reconciliation to net income (loss):
	For the three months ended
	July 31, 2012	July 31, 2011

Net income (loss)	$168,125	$(191,859)
Add:
Income tax expense (benefit)	88,689	(283,927)
Net interest expense	462,144	348,050
Loss on sale of assets	1,245	314
Depreciation and amortization	538,981	438,663
Deferred rent	19,034	-
Stock option and ESPP grants	4,077	289,838
Loss on operations held for sale	321	204,841
Acquisition expenses	-	51,945
Adjusted EBITDA	$1,282,616	$857,865

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three-month periods ended July 31, 2012 and July 31, 2011:

	July 31,	July 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$2,183,525	$808,558
Investing activities	538,005	(1,060,989)
Financing activities	(1,656,582)	(50,059)

Operating activities. Net cash provided by operating activities during the three-month period ended July 31, 2012 increased by $1.4 million over the comparable period in the prior fiscal year. This increase mainly resulted from continued strong operating results in Washington State and the addition of South Dakota Gold.

Investing activities. Net cash provided by investing activities during the three-month period ended July 31, 2012 increased to $0.5 million compared to net cash used of $1.1 million for the comparable period in the prior fiscal year. The increase of funds provided is primarily due to the $0.8 million proceeds from the Colorado Grande Casino sale and no acquisitions in this fiscal year compared to the acquisition of the Washington III mini-casino in July of 2011.

Financing activities. Net cash used in financing activities during the three-month period ended July 31, 2012 increased $1.6 million from the comparable period in the prior fiscal year. The increase is attributable to the $1.7 million repayment of debt, which includes a $0.8 million repayment on the $4 million note.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from acquisitions;

- new management contracts;

- working capital requirements;

- obtaining funds via long-term debt instruments;

- debt service requirements; and

- disposition of non-gaming related assets.

At July 31, 2012, outstanding indebtedness was $16.6 million, of which $2.5 million is due by July 31, 2013. On October 7, 2011, we closed on an $11.0 million loan with Wells Fargo Gaming Capital, LLC. The proceeds were used to refinance debt and pay fees associated with the loan.

The 268 acres in Black Hawk, Colorado is currently held for sale. If the acreage is sold, we will use the proceeds to reduce debt. On October 31, 2011, we took an impairment charge of $2.3 million on this land thereby writing it down to the estimated value of $1.1 million.

On July 31, 2012, excluding restricted cash of $2.0 million, we had cash and cash equivalents of $6.3 million. The restricted cash consists of approximately $2.0 million of player supported jackpots.

Our Consolidated Financial Statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made, and are in the process of making, arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. These potential funding transactions include divesting of non-core assets and obtaining long-term financing. We believe that some or all of these sources of funds will be funded in a timely manner and will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful in divesting of the non-core assets or achieving the desired level of working capital at terms that are favorable to us. Should cash resources not be sufficient to meet our current obligations as they come due, repay or refinance our long-term debt, and acquire operations that generate positive cash flow, we would be required to curtail our activities and grow at a pace that cash resources could support which may require a restructuring of our debt or selling core assets.

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management. The table below shows that, as of July 31, 2012, we have a 1.4 ratio, which is sufficient to service debt and maintain operations.

		Current Ratio as of 7/31/2012
Current Ratio	Current Assets	$11,149,305	1.4
	Current Liabilities	$7,897,144

South Dakota Gold – Stock Purchase Agreement

On January 27, 2012, we closed the purchase of all of the shares of South Dakota Gold for $5.1 million. South Dakota Gold is a slot route operator in Deadwood, South Dakota that has been in business since gaming was legalized in South Dakota in 1989. South Dakota Gold currently operates over 900 slot machines at approximately 20 locations which represent approximately 24% of the slots in Deadwood. The transaction was financed by cash on hand generated from our registered direct offering (See Note 17), stock, and seller paper. We have imputed 6% interest on two of these notes that had a stated 0% interest rate.

Off-Balance Sheet Arrangements

None.

Subsequent Events

Effective as of September 6, 2012, Robert B. Sturges resigned as our Chief Executive Officer and a member of our Board of Directors for personal reasons. Mr. Sturges decision to resign from his position on our Board of Directors or from his position as an officer of the Company was not the result of any disagreement with the Company on any matters relating to our operations, policies or practices, or the result of any disagreement with our Board of Directors, management or our auditors.

Our Board of Directors has named Ernest E. East, former Senior Vice President and General Counsel, and a long-time counselor to our Board of Directors, as interim President. Mr. East will report to an oversight committee of our Board of Directors while we search for a permanent Chief Executive Officer.

On September 7, 2012, we filed a Form 8-K with the SEC which provides details regarding these events.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.   Controls and Procedures

Disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our President and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of July 31, 2012.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed with the SEC on July 27, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Third Amended and Restated Promissory Note dated May 25, 2012 issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers, as her separate property (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed June 1, 2012).

10.3	May 2012 Amended and Restated Security Agreement dated May 25, 2012 between Nevada Gold & Casinos, Inc. and Louise H. Rogers, as her separate property (filed previously as Exhibits 10.2 to the Company’s Form 8-K filed June 1, 2012).

10.4	Credit Agreement dated June 27, 2012 by and among Wells Fargo Gaming Capital, LLC, as administrative agent, the Lenders that are parties thereto, Nevada Gold & Casinos, Inc., as parent, and A.G. Trucano, Son & Grandsons, Inc., as borrower (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed July 3, 2012).

10.5	Guaranty and Security Agreement dated June 27, 2012 among Nevada Gold & Casinos, Inc., certain Grantors listed on the signature page and Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibits 10.2 to the Company’s Form 8-K filed July 3, 2012).

10.6	Intercompany Subordination Agreement dated June 27, 2012 by and among certain Obligors listed on the signature page in favor of Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibits 10.3 to the Company’s Form 8-K filed July 3, 2012).

10.7	Amendment Number Two to Credit Agreement dated October 7, 2011 by and among Wells Fargo Gaming Capital, LLC, in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC, as borrowers (filed previously as Exhibits 10.4 to the Company’s Form 8-K filed July 3, 2012).

10.8	Intercreditor Agreement and Subordination dated June 27, 2012 by and between Wells Fargo Gaming Capital, LLC, as administrative agent, and Michael J. Trucano, as sellers’ representative (filed previously as Exhibits 10.5 to the Company’s Form 8-K filed July 3, 2012).

31.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (**)	XBRL Instance Document

101.SCH (**)	XBRL Taxonomy Schema

101.CAL(**)	XBRL Taxonomy Calculation Linkbase

101.DEF (**)	XBRL Taxonomy Definition Linkbase

101.LAB (**)	XBRL Taxonomy Label Linkbase

101.PRE (**)	XBRL Taxonomy Presentation Linkbase

* Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2012

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn, Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

- 26 -