Form 10-Q
period 2012-10-31
NEVADA GOLD & CASINOS INC
filed 2012-12-12
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,019,694 as of December 11, 2012.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	October 31,	April 30,
	2012	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,868,748	$5,200,161
Restricted cash	2,049,219	1,787,068
Accounts receivable	435,859	653,433
Prepaid expenses	1,211,394	909,834
Notes receivable, current portion	151,583	20,600
Other current assets	363,031	354,817
Assets of discontinued operations	-	33,601
Total current assets	10,079,834	8,959,514
Investments in development projects	15,750	255,355
Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	2,128,417	-
Goodwill	16,103,584	16,090,799
Identifiable intangible assets, net of accumulated amortization of $3,810,654 and $3,201,868 at October 31, 2012 and April 30, 2012, respectively	7,173,667	7,782,453
Property and equipment, net of accumulated depreciation of $2,218,476 and $1,785,064 at October 31, 2012 and April 30, 2012, respectively	5,304,191	5,399,103
Deferred tax asset, net	5,270,922	5,251,236
Other assets	1,065,924	1,219,356
Assets of discontinued operations	-	3,115,097
Total assets	$48,242,289	$49,172,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,419,630	$2,176,545
Accrued interest payable	45,191	61,141
Other accrued liabilities	2,930,708	2,632,067
Long-term debt, current portion	1,885,324	1,400,324
Liabilities of discontinued operations	-	23,699
Total current liabilities	7,280,853	6,293,776
Other long term liabilities	375,916	337,849
Long-term debt, net of current portion	13,690,000	15,155,000
Total liabilities	21,346,769	21,786,625
Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 16,802,531 and 16,707,205 shares issued and 16,019,694 and 15,924,368 shares outstanding at October 31, 2012, and April 30, 2012, respectively	2,016,304	2,004,865
Additional paid-in capital	24,303,834	24,155,158
Retained earnings	7,512,956	8,163,839
Treasury stock, 782,837 shares at October 31, 2012 and April 30, 2012, respectively, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	26,895,520	27,386,288
Total liabilities and stockholders' equity	$48,242,289	$49,172,913

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2012	2011	2012	2011
Revenues:
Casino	$14,290,425	$10,896,447	$29,051,685	$21,817,723
Food and beverage	2,508,167	2,774,636	5,065,767	5,367,416
Other	658,882	554,114	1,327,581	1,069,601
Gross revenues	17,457,474	14,225,197	35,445,033	28,254,740
Less promotional allowances	(1,073,786)	(1,392,611)	(2,250,642)	(2,671,683)
Net revenues	16,383,688	12,832,586	33,194,391	25,583,057

Expenses:
Casino	8,183,837	5,682,762	16,232,412	10,995,136
Food and beverage	1,178,027	1,031,703	2,363,249	2,009,082
Marketing and administrative	4,012,392	4,018,000	8,397,620	7,936,345
Facility	570,178	522,142	1,113,799	1,011,721
Corporate expense	1,452,736	891,423	2,326,510	1,974,187
Legal expense	40,575	20,658	79,437	27,591
Depreciation and amortization	538,534	464,541	1,077,515	903,204
Deferred rent	19,034	-	38,067	-
Acquisition costs	-	13,721	-	65,666
Impairment of assets	-	2,273,966	-	2,273,966
Write-off of project development cost	257,733	-	257,733	-
Excise taxes	297,918	295,743	610,238	587,994
Other	141,771	134,352	286,334	237,172
Total operating expenses	16,692,735	15,349,011	32,782,914	28,022,064
Operating income (loss)	(309,047)	(2,516,425)	411,477	(2,439,007)
Non-operating income (expenses):
Loss on sale of assets	(1,718)	(22,340)	(2,963)	(22,654)
Interest income	-	42,853	900	85,702
Interest expense	(393,064)	(379,488)	(778,565)	(759,137)
Amortization of loan issue costs	(85,082)	(33,336)	(162,625)	(44,586)
Loss on extinguishment of debt	-	(154,270)	-	(154,270)
Loss before income tax benefit	(788,911)	(3,063,006)	(531,776)	(3,333,952)
Income tax benefit	108,375	1,040,324	19,686	1,324,251
Net loss from continuing operations	$(680,536)	$(2,022,682)	$(512,090)	$(2,009,701)
Net loss from discontinued operations, net of taxes	(138,472)	(97,924)	(138,793)	(302,765)
Net loss	$(819,008)	$(2,120,606)	$(650,883)	$(2,312,466)
Per share information:
Net loss per common share - basic and diluted for continuing operations	$(0.04)	$(0.15)	$(0.03)	$(0.15)

Net loss per common share - basic and diluted for discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic weighted average number of shares outstanding	15,964,051	13,179,208	15,949,269	13,004,778

Diluted weighted average number of shares outstanding	15,964,051	13,179,208	15,949,269	13,004,778

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	October 31,	October 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(650,883)	$(2,312,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,077,515	975,120
Write off of capitalized development projects	257,733	-
Impairment of assets	-	2,273,966
Stock-based compensation	69,759	310,628
Amortization of deferred loan issuance costs	162,625	44,586
Deferred rent	38,067	-
Loss on sale/settlement of assets	2,963	19,763
Loss on extinguishment of debt	-	154,270
Deferred income tax benefit	(19,686)	(1,209,251)
Changes in operating assets and liabilities:
Receivables and other assets	1,665,809	(302,489)
Accounts payable and accrued liabilities	483,574	505,527
Net cash provided by operating activities	3,087,476	459,654
Cash flows from investing activities:
Capitalized development costs	(43,128)	(496,975)
Collections on notes receivable	65,600	-
Purchase of property and equipment	(389,567)	(573,183)
Proceeds from the sale of discontinued operations	800,000	-
Proceeds from the sale of assets	-	625
Additions to restricted cash	(262,151)	(253,044)
Net cash provided by (used in) investing activities	170,754	(1,322,577)
Cash flows from financing activities:
Payments on capital lease	-	(9,533)
Employee stock plan purchases	83,257	65,489
Repayment of short term loans	(2,680,000)	(193,370)
Deferred loan issuance costs	-	(912,339)
Cash proceeds from exercise of stock options	7,100	-
Net cash used in financing activities	(2,589,643)	(1,049,753)

Net increase (decrease) in cash and cash equivalents	668,587	(1,912,676)
Cash and cash equivalents at beginning of period	5,200,161	5,656,110
Cash and cash equivalents at end of period	$5,868,748	$3,743,434
Supplemental cash flow information:
Cash paid for interest	$799,099	$798,953

Non-cash investing and financing activities:
Issuance of note receivable to purchasers of wholly-owned subsidiary	$2,325,000	$-
Non-cash purchase of licenses, property and equipment	$1,675,000	$850,000
Refinancing of long-term debt (see note 5)	$-	$11,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at October 31, 2012 and April 30, 2012, Consolidated Statements of Operations for the three and six months ended October 31, 2012 and October 31, 2011, and Consolidated Statements of Cash Flows for the six months ended October 31, 2012 and October 31, 2011. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2012 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2012 are not necessarily indicative of the results expected for the full year.

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

	Three Months Ended		Six Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Food and beverage	$827,353	$1,216,639	$1,730,764	$2,361,534
Other	40,514	31,345	84,800	39,079
Total cost of complimentary services	$867,867	$1,247,984	$1,815,564	$2,400,613

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

The following describes the valuation methodologies used by the Company to measure fair value:

Real estate held for sale is recorded at estimated net realizable value and tested for impairment annually using projections of undiscounted future cash flows as well as third party valuations (see Note 14).

Goodwill is recorded at carrying value and tested for impairment annually using projections of undiscounted future cash flows.

The recorded value of cash, accounts receivable and payable approximate fair value based on their short term nature, while the recorded value of long term debt approximates fair based on contractual interest rates that approximate market rates.

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of October 31, 2012 we had four notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project, one is for the sale of the Colorado Grande Casino (see Note 15), and the fourth is to an owner of a location used by the South Dakota Gold slot route operation. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.

New Accounting Pronouncements and Legislation Issued

As of the beginning of the fiscal year ending April 30, 2013, new accounting standards became effective are discussed below:

Intangibles — Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the amendments in this guidance, an entity may consider qualitative factors before applying Level 1 of the goodwill impairment assessment, but may no longer be permitted to carry forward estimates of a reporting unit’s fair value from a prior year when specific criteria are met. These amendments are effective for goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not believe the new guidance will have a material effect on our consolidated financial statements.

Note 3. Restricted Cash

As of October 31, 2012 and April 30, 2012, we maintained approximately $2.0 million and $1.8 million, respectively, in restricted cash, which consists of player-supported jackpot funds. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

As a result of refinancing our debt through Wells Fargo Gaming Capital, LLC (the “Wells Fargo Loan”) (see Note 5), we are no longer required to maintain reserve funds for insurance and taxes.

Note 4.   Notes Receivable and BVD/BVO Receivable

Notes Receivable - Development Projects

Big City Capital, LLC

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During the fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result, we wrote down the notes receivable to $1.7 million by establishing a $1.5 million allowance and we wrote off the accrued interest. At April 30, 2012, we determined collectability of the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. At October 31, 2012 and April 30, 2012, our balance sheet reflects notes receivable of $0, net of a $3.2 million allowance, related to the development of gaming/entertainment projects from Big City Capital. These notes receivable have a maturity date of December 31, 2014.

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

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino, we recorded a $2.3 million note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in GI, and a personal guaranty by GI’s principal.

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

We have collected $45,000 of principal for this note since its inception. Please see Note 15.

Note 5.   Long-Term Debt

Our long-term financing obligations are as follows:

	October 31	April 30,
	2012	2012

$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	$10,000,000	$10,500,000
$4.0 million promissory note, 11% through October 7, 2011, 11.5% interest until maturity at June 30, 2015	3,155,000	4,000,000
$250,000 note payable, 6% interest, to be paid in two annual installments of $100,000 plus accrued interest and the final payment of $50,000 plus accured interest at the maturity date of December 15, 2013	150,000	150,000
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 13, 2014	50,000	70,000
$1.4 million promissory note, 6% interest, payable in fifty nine monthly installments of $10,000 plus all accrued interest beginning February 27, 2012, and the remaining principle at the maturity date of January 27, 2017	1,335,000	1,395,000
$400,000 note payable, 6% imputed interest, to be paid in sixty equal monthly installments, beginning February 27, 2012, maturing January 27, 2017	340,000	380,000
$60,324 note payable, 6% imputed interest, maturing January 27, 2013	60,324	60,324
$1.7 million note payable, base rate interest, which equals the greater of 2.5%, the Federal Reserve rate plus 1/2%, LIBOR plus 1%, or the prime rate charged by Wells Fargo Bank, plus the margin rate of 3.5%, maturing March 31, 2013	485,000	-
Total	15,575,324	16,555,324
Less: current portion	(1,885,324)	(1,400,324)
Total long-term financing obligations	$13,690,000	$15,155,000

On May 31, 2012, following the closing of the sale of the Colorado Grande Casino (see Note 15), we repaid $800,000 of the $4 million debt due on June 30, 2015 from the cash proceeds of the sale price paid to us at closing. Pursuant to the terms of the $4 million loan, we are required to remit all principal and interest payments received pursuant to the $2.3 million note receivable issued to us by the buyer of the Colorado Grande Casino towards further reduction of the principal of the $4 million debt. We have reduced this note by the $45,000 of the payments from the $2.3 million note.

On June 27, 2012, South Dakota Gold, obtained a $1.7 million revolving loan from Wells Fargo Gaming Capital, LLC in order to pay a slot machine registration fee due to the South Dakota Commission on Gaming by June 30 of each year. The loan matures on March 31, 2013 and bears an annual interest rate of the base rate, which equals the greater of (a) 2.5%, (b) the Federal Reserve rate plus 1/2%, (c) the LIBOR plus 1% or (4) the prime rate charged by Well Fargo Bank, N.A., plus the margin rate of 3.5%. The terms of the loan requires South Dakota Gold to make amortization payments in order to reduce a large portion of the principal balance through October 31, 2012. The loan may be extended until October 7, 2014 upon obtaining prior approval from the sellers of South Dakota Gold. The repayment of the loan is secured by the assets of South Dakota Gold and NG South Dakota, LLC, while we and NG South Dakota, LLC serve as the guarantors. Historically, the prior owner of South Dakota Gold had financed this obligation with a short term loan. The loan from Wells Fargo Gaming Capital, LLC represents a continuation of that practice. With this loan, we incurred $25,000 of deferred loan issue costs which are amortizable over the life of the loan.

We are in compliance with financial covenants of the Wells Fargo Loan as of October 31, 2012 and the filing date of this document. We are not permitted to incur additional indebtedness without this lender’s prior approval.

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

A summary of activity under our share-based payment plans for the six months ended October 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at April 30, 2012	1,865,000	$1.57
Granted	120,000	0.82
Exercised	(10,000)	0.71
Forfeited or expired	(545,000)	1.77

Outstanding at October 31, 2012	1,430,000	$1.44	6.1	$-

Exercisable at October 31, 2012	1,430,000	$1.44	6.1	$-

As of October 31, 2012, we have no unamortized compensation related to stock options.

Compensation cost for stock options granted was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant and using the following weighted-average assumptions:

	Three Months Ended
	October 31, 2012	October 31, 2011

Expected volatility	182.20%	190.5%
Expected term	10.0	10.0
Expected dividend yield	-	-
Risk-free interest rate	1.83%	2.98%
Forfeiture rate	-	-

Expected volatility is based on historical volatility of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award. The weighted average fair value of options granted during the six months ended October 31, 2012 was $.82.

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of October 31, 2012, 231,549 shares were issued to 140 participants under the 2010 Plan.

Note 7.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2012	2011	2012	2011
Numerator:
Basic and Diluted:
Net loss from continuing operations available to common shareholders	$(680,536)	$(2,022,682)	$(512,090)	$(2,009,701)

Denominator:
Basic weighted average number of common shares outstanding	15,964,051	13,179,208	15,949,269	13,004,778
Dilutive effect of common stock options and warrants	—	—	—	—

Diluted weighted average number of common shares outstanding	15,964,051	13,179,208	15,949,269	13,004,778

Loss per share from continuing operations:

Net loss per common share - basic and diluted for continuing operations	$(0.04)	$(0.15)	$(0.03)	$(0.15)

Net loss per common share - basic and diluted for discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)

For the six months ended October 31, 2012 and October 31, 2011, potential dilutive common shares issuable under options of 1,295,000 and 1,924,333, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 8.   Segment Reporting

We have three business segments: (i) gaming, (ii) non-core, and (iii) discontinued operations. The gaming segment for the three and six month period ended October 31, 2012 consists of the Washington mini-casinos and our slot route operation in South Dakota. The gaming segment for the three and six month period ended October 31, 2011 consists of the Washington mini-casinos. The “non-core” column is the vacant land in Colorado and its taxes and maintenance expenses, and the discontinued operations consists of the Colorado Grande Casino.

Summarized financial information for our reportable segments is shown in the following table.

	As of and for the Three Months Ended October 31, 2012
				Discontinued
	Gaming	Non-Core	Subtotal	Operations	Totals
Net revenue	$16,383,688	$—	$16,383,688	$-	$16,383,688
Segment loss pre tax	(788,911)	-	(788,911)	(138,472)	(927,383)
Segment assets	33,951,400	1,102,000	35,053,400	-	35,053,400
Depreciation and amortization	538,534	-	538,534	-	538,534
Additions to property and equipment	304,784	—	304,784	-	304,784
Interest expense, net (includes amortization)	478,146	—	478,146	-	478,146
Income tax benefit	108,375	-	108,375	-	108,375

	As of and for the Three Months Ended October 31, 2011
				Discontinued
	Gaming	Non-Core	Subtotal	Operations	Totals
Net revenue	$12,832,586	$—	$12,832,586	$1,337,743	$14,170,329
Segment loss pre tax	(779,935)	(2,283,071)	(3,063,006)	(149,207)	(3,212,213)
Segment assets	35,143,190	1,102,000	36,245,190	4,364,406	40,609,596
Depreciation and amortization	464,327	214	464,541	31,040	495,581
Additions to property and equipment	44,054	—	44,054	-	44,054
Interest expense, net (includes amortization)	369,971	—	369,971	966	370,937
Income tax benefit	264,177	776,147	1,040,324	51,283	1,091,607

	As of and for the Six Months Ended October 31, 2012
				Discontinued
	Gaming	Non-Core	Subtotal	Operations	Totals

Net revenue	$33,194,391	$-	$33,194,391	$-	$33,194,391
Segment loss pre tax	(526,403)	(5,373)	(531,776)	(138,793)	(670,569)
Segment assets	33,951,400	1,102,000	35,053,400	-	35,053,400
Depreciation and amortization	1,077,515	-	1,077,515	-	1,077,515
Additions to property and equipment	389,567	-	389,567	-	389,567
Interest expense, net (includes amortization)	940,290	-	940,290	-	940,290
Income tax benefit	17,859	1,827	19,686	-	19,686

	As of and for the Six Months Ended October 31, 2011
				Discontinued
	Gaming	Non-Core	Subtotal	Operations	Totals

Net revenue	$25,583,057	$-	$25,583,057	$2,745,870	$28,328,927
Segment loss pre tax	(1,038,277)	(2,295,675)	(3,333,952)	(167,855)	(3,501,807)
Segment assets	35,143,190	1,102,000	36,245,190	4,364,406	40,609,596
Depreciation and amortization	902,684	520	903,204	71,396	974,600
Additions to property and equipment	1,423,183	-	1,423,183	-	1,423,183
Interest expense, net (includes amortization)	718,021	-	718,021	1,830	719,851
Income tax benefit (expense)	544,210	780,041	1,324,251	(115,000)	1,209,251

Reconciliation of reportable segment assets to our consolidated totals is as follows:

October 31, 2012

Total assets for reportable segments	$35,053,400
Cash and restricted cash not allocated to segments	7,917,967
Deferred tax asset	5,270,922
Total assets	$48,242,289

Note 9. Other Assets

Other assets consist of the following at October 31, 2012 and April 30, 2012, respectively:

	October 31, 2012	April 30, 2012
Other assets	$70,000	$70,952
State gaming license	388,855	409,000
Deferred loan issue cost, net	607,069	739,404
Other assets	$1,065,924	$1,219,356

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

As a result of acquiring facilities in Washington, the real property leases are as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2013 with an option to renew for two additional terms of three and five years, respectively. The annual rent for this lease is $154,000. We own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino in Kennewick.
•	Crazy Moose Casino in Pasco has a parking lot lease which expires on December 31, 2013. The annual rent for this lease is $6,600.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $238,000 with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $480,000 with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $286,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $671,350 with escalation costs of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $166,000 with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $360,600 with escalation of 3% annually.
•	Administrative offices lease in Renton expires in December of 2013. The annual rent is $53,000.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $384,000 with escalation of 2% annually.

As a result of acquiring the South Dakota Gold slot route operation, we have the following real property leases:

An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.

•	Two leases which expire on May 31, 2013 with annual rents of $36,000 and $18,000, respectively.

The expected remaining future rolling twelve months minimum lease payments as of October 31, 2012 are as follows:

	Corporate
	Office	South		Total
	Lease	Dakota	Washington Gold	Lease
Period	Payments	Gold	Lease Payments	Payments

November 2012 - October 2013	$29,320	$86,700	$2,911,868	$3,027,888
November 2013 – October 2014	—	55,200	2,797,273	2,852,473
November 2014 - October 2015	—	55,200	2,703,361	2,758,561
November 2015 -October 2016	—	55,200	2,291,622	2,346,822
November 2016 - October 2017	—	13,800	1,274,642	1,288,442
Thereafter	—	—	2,415,599	2,415,599
	$29,320	$266,100	$14,394,365	$14,689,785

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

Note 12. Goodwill and Other Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010, and July 18, 2011 as well as South Dakota Gold on January 27, 2012, we have goodwill with an indefinite useful life and identifiable intangible assets of $23.3 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for the fiscal year ending April 30, 2013 is as follows (in thousands):

			Other
	Total	Goodwill	Intangibles
Balance as of April 30, 2012	$23,873	$16,091	$7,782
Acquired during the year	13	13	-
Current year amortization	(609)	-	(609)
Balance as of October 31, 2012	$23,277	$16,104	$7,173

The $13,000 increase in goodwill from April 30, 2012 to October 31, 2012 is the result of finalizing the working capital adjustment for South Dakota Gold in July of 2012.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of amortization of other intangible assets as of October 31, 2012, is as follows (in thousands):

As of October 31, 2012
	Gross
	Carrying	Accumulated
	Amount	Amortization

Customer relationships	$7,853	$(2,738)
Non-compete agreements	1,269	(1,073)
Trade names	1,862	-
Total	$10,984	$(3,811)

The estimated future annual amortization of intangible assets for each of the next five fiscal years is as follows (in thousands):

For the fiscal year	Amount
2013	$1,205
2014	1,205
2015	1,143
2016	929
2017	580
Thereafter	249
Total	$5,311

The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 5.5 years.

Note 13. State Gaming Laws

Washington

The gaming legislation in Washington State is codified in chapter 9.46 of the Revised Code of Washington (“RCW”) which stipulates the Washington State Gambling Commission (the “WA Gambling Commission”) to be the regulator of gambling activities in the state.  The WA Gambling Commission enforces its authority through an extensive set of rules and regulations promulgated in Title 230 of the Washington Administrative Code.  The state of Washington allows certain gambling activities, such as amusement games, bingo, raffles, punch boards, pull-tabs, card-rooms, and public card games.  These activities must be operated by either non-profit organizations or by commercial food and drink establishments.  Some traditional casino games, such as craps, roulette and keno, are prohibited.  House-banked card-rooms have been authorized in Washington State since 1997 and, under current law, each establishment is allowed to have up to 15 tables offering games, such as Blackjack, Ultimate Texas Hold’em, Three Card Poker, Four Card Poker, Spanish Poker, Texas Shootout, Spanish 21, Pai Gow Poker, and others.  The law allows both player-sponsored and house-banked card-rooms.  As of January 1, 2009, the WA Gambling Commission increased the maximum bet for house-banked card-rooms’ table game wager limit to $300 and allows card-rooms to offer Mini-Baccarat. In addition, these establishments are allowed to be open 24 hours per day, provided they close for at least four continuous hours two times per week.

To operate our ten card-rooms in Washington State, Crazy Moose Casino in Pasco, Crazy Moose Casino in Mountlake Terrace, Coyote Bob’s Casino in Kennewick, Silver Dollar Casino in SeaTac, Silver Dollar Casino in Renton, Silver Dollar Casino in Bothell, Club Hollywood Casino in Shoreline, Royal Casino in Everett, Golden Nugget Casino in Tukwila, and Red Dragon Casino in Mountlake Terrace, each of them is required to maintain a Public Card-room and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the WA Gambling Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of 5% percent or more of any class of our stock) to submit to the WA Gambling Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

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

Note 14. Impairment of Assets/Write off of Capitalized Development Costs

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

During the fiscal year ended April 30, 2008, we determined that collectability of the $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. At October 31, 2012 our balance sheet reflects notes receivable of $0, net of a $3.2 million allowance, related to the development of gaming/entertainment projects from Big City Capital. These notes receivable have a maturity date of December 31, 2014.

In the period ending April 30, 2012, we determined collectability of the $4.6 million BVD/BVO Receivable and its accrued interest was doubtful. Therefore, we established a $4.6 million valuation allowance against its principal and interest due.

In the period ending October 31, 2012, we wrote off $257,000 of capitalized development projects. The majority of this was the Las Vegas Speedway Project. The decision was made based on the difficulty of obtaining financing for the project.

Note 15. Sale of Assets/Discontinued Operations

On November 23, 2011, we signed an agreement to sell substantially all of the assets of the Colorado Grande Casino, located in Cripple Creek, Colorado, including any rights in the Colorado Grande name and gaming-related liabilities, to G Investments, LLC (“GI”). We elected to sell the Colorado Grande Casino as a result of the declining Cripple Creek, Colorado gaming market, and receiving an offer at an attractive EBITDA multiple from GI, whose principals own a property in close proximity to the Colorado Grande Casino which enables them to create synergies not available to us. We finalized the sale on May 25, 2012. Under the terms of the agreement, the buyer agreed to pay us $3.1 million, of which $800,000 was paid in cash and $2.3 million will be paid through a five year, 6% interest rate promissory note. The promissory note matures on June 1, 2017 and is secured by all of the assets of the Colorado Grande Casino, pledge of membership interest in GI, and a personal guaranty by GI’s principal.

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

The cash received from Colorado Grande Casino’s operating activities was retained by us and the investing and financing operations were not material; therefore, the cash flow is presented as consolidated for the ease of accounting.

A summary of the Colorado Grande Casino’s assets and liabilities sold are as follows:

As of May 25,
2012
Goodwill	$2,154,932
Net PP&E	960,165
Inventory	33,601
Deferred tax asset	-
Total Assets	$3,148,698

Accounts payable and accrued liabilities	$23,699
Short term debt	-
Total Liabilities	$23,699
Working capital adjustment	134,587
Consideration received (cash and note)	$3,125,000
Net Gain (loss)	(134,588)

The amount shown as liabilities of discontinued operations, mostly gaming-based liabilities, was subject to adjustment for working capital. The working capital adjustment was higher than anticipated as a result of payroll based accruals for employees retained by the new owner and a property tax accrual.

Note 16. Stock Offering

On November 7, 2011, we closed on the sale of 2,625,652 shares of our common stock at a price of $1.65 per share to certain investors through a registered direct offering for the total proceeds of approximately $4.3 million, net of offering costs of approximately $444,000. In addition, for each share of our common stock purchased by an investor, we issued to such investor a warrant to purchase 0.75 shares of our common stock. The warrants have an exercise price of $2.18 per share and are exercisable for five years from the initial exercise date, which is six months from the date of their issuance. The proceeds of the offering were used to assist us in the $5.1 million acquisition of South Dakota Gold.

Note 17. New Chief Executive Officer, Cost Reduction Initiatives and Related One-Time Costs

New CEO

Effective as of September 6, 2012, Robert B. Sturges resigned as Chief Executive Officer and a member of our Board of Directors. The Board of Directors named Ernest E. East, former Senior Vice President and General Counsel, and a long-time counselor to our Board of Directors, as interim President.

On November 12, 2012, Michael P. Shaunnessy was named President and Chief Executive Officer effective December 1, 2012. Mr. Shaunnessy has a thirty year career in the gaming and hospitality industry, including his previous tenure as Executive Vice-President of Operations for MGM Resorts International.

On November 13, 2012, we filed a Form 8-K with the SEC which provides details regarding these events.

Cost Reduction Initiatives and Related One-Time Costs

Beginning on September 6, 2012, a program was initiated to reduce corporate and regional overhead expenses. Among other things, five executive positions were eliminated in Houston, a restructuring of management positions at Washington Gold was implemented and certain development projects were discontinued resulting in an anticipated cost savings of over $750,000 annually, excluding one-time severance and relocation expenses of $0.73 million related to the former CEO and the pending relocation of the Houston corporate office which are included as part of corporate expenses on the statement of operations. We accrued $0.73 million during the quarter ended October 31, 2012 of which the accrued liability balance as of October 31, 2012 is $0.69 million. Also, during the first calendar quarter of 2013, the headquarters in Houston will be closed and its functions will be transferred to the regional office in Seattle or to Las Vegas, Nevada. The current office in Las Vegas will be expanded and will serve as corporate headquarters to maximize the opportunities arising from our gaming license in Nevada.

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

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Washington and South Dakota. Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. However, there is no guarantee that we will be successful in implementing our business strategy in the future and, as such, no guarantee that our future revenues, costs and profitability will increase. Our net revenues were $16.4 million and $12.8 million for the three months ended October 31, 2012 and October 31, 2011, respectively.

When compared to the three months ended October 31, 2011, the three month period ended October 31, 2012 was impacted by the following items:

- Addition of a slot route operation in South Dakota, effective January 27, 2012;

- Increased drop at our Washington properties;

- A reduction of our table games hold percentage;

- Refinancing of our long-term debt on October 7, 2011; and

- Severance accruals for Houston office employees based on the announced closure of the Houston office.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2012 AND OCTOBER 31, 2011

Net revenues. Net revenues increased 27.7%, to $16.4 million from $12.8 million, for the three month period ended October 31, 2012, compared to the same period ended October 31, 2011. Casino revenues increased 31.1%, or $3.4 million, with the addition of the Washington III mini-casino and operations of South Dakota Gold. Other revenues increased 18.9%, or $0.1 million, mainly as a result of additional commission revenue for ATMs, check cashing, vending as well as retail, pull tabs, and other revenues. Food and beverage revenues decreased 9.6%, or $0.3 million, mainly as a result of the Washington properties no longer recording complimentary revenue for soft drinks. As a result of this, our promotional allowances also decreased $0.3 million for the three month period ended October 31, 2012, compared to the same period ended October 31, 2011.

Total operating expenses. Total operating expenses increased 8.8%, to $16.7 million from $15.3 million, for the three month period ended October 31, 2012, compared to the same period ended October 31, 2011. Casino expenses increased 44%, or $2.5 million, with the addition of South Dakota Gold and the Washington III mini-casino. Marketing and administrative remained consistent. Food and beverage expenses increased $0.1 million and depreciation and amortization increased $0.1 million with the additional assets of the Washington III mini-casino and South Dakota Gold. Corporate expenses increased $0.6 million, or 63%, as a result of recording $0.7 million of severance accruals for the former CEO and other Houston employees. This was offset by a reduction of write-offs and impairments from $2.3 million for the vacant land in Colorado in the prior year to $0.3 million write off of capitalized development projects in the period ending October 31, 2012.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense, amortization of loan issue cost, and loss on extinguishment of debt, offset by interest income from our various notes receivable. Interest expense increased 3.6%, or $14,000, for the three month period ended October 31, 2012, compared to the three month period ended October 31, 2011. The increase is due to the addition of debt related to South Dakota Gold, offset by repayments of $2.7 million of debt since the start of the fiscal year. A decrease in interest income of $42,000 for the three month period ended October 31, 2012, compared to the three month period ended October 31, 2011, was related to the impairment of the BVD/BVO receivable (See Note 4 of our Consolidated Financial Statements). Amortization of loan issue cost was $85,082 and $33,336 for the three month periods ended October 31, 2012 and October 31, 2011, respectively. This increased amortization is due to refinancing our long-term debt. Also, in the period ending October 31, 2011 we recorded a $0.2 million loss on extinguishment of debt related to our refinancing of long term debt.

Income Taxes. The effective tax benefit rate for the three month period ended October 31, 2012 was 13.74%. The rate for this period was lower than the federal statutory rate of 34% primarily due to the write-off of deferred tax assets that corresponded to stock options that expired or were forfeited.

Net loss. Net loss from continuing operations was $0.7 million compared to $2.0 million loss for the three month periods ended October 31, 2012 and October 31, 2011, respectively. The improvement is primarily a result of the $1.5 million after tax impairment of the vacant Colorado land recorded in the period ending October 31, 2011.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2012 AND OCTOBER 31, 2011

Net revenues. Net revenues increased 29.8%, to $33.2 million from $25.6 million, for the six month period ended October 31, 2012 compared to the six month period ended October 31, 2011. Casino revenues increased 33.2%, or $7.2 million, with the addition of the Washington III mini-casino and operations of South Dakota Gold, while other revenues increased $0.3 million due to the addition of the Washington III mini-casino and operations of South Dakota Gold. Food and beverage revenues decreased $0.3 million, due to the Washington properties no longer recording comp revenue for soft drinks. As a result of this, promotional allowances decreased $0.4 million in relation to the decreased beverage revenues.

Total operating expenses. Total operating expenses increased 17% to $32.8 million from $28 million, for the six month period ended October 31, 2012, compared to the six month period ended October 31, 2011. During the six months ended October 31, 2011, we recorded the $2.3 million impairment of the Colorado land. Also within the six months ended October 31, 2012, casino, food and beverage, marketing and administrative and facilities operating expenses increased $6.2 million due to the addition of the Washington III mini-casino and the South Dakota slot operation. Corporate expenses increased $0.4 million as a result of recording $0.7 million of severance accruals for the former CEO and other Houston office employees.

Interest expense, net. Interest expense, net consists of a net balance of interest expense, amortization of loan issue cost, and loss on extinguishment of debt, offset by interest income. Interest expense increased 2.6%, or $19,000, for the six month period ended October 31, 2012 compared to the six month period ended October 31, 2011. The increase is primarily due to increased debt related to South Dakota Gold, net of repayments. Amortization of loan issue costs was $163,000 and $44,500 for the six month periods ended October 31, 2012 and October 31, 2011, respectively. This increase is due to increased deferred loan issue costs related to refinancing of our long-term debt. We had a loss on extinguishment of debt of $154,000 related to repayment of a portion of our long-term debt in the period ending October 31, 2011.

Income Taxes. The effective tax benefit rate for the six months period ended October 31, 2012 was 3.70%. The rate for this period was lower than the federal statutory rate of 34% primarily due to the write-off of deferred tax assets that corresponded to stock options that expired or were forfeited.

Net income (loss). Net loss from continuing operations was $0.5 million and $2.0 million for the six month periods ended October 31, 2012 and October 31, 2011, respectively. The increase of $1.5 million is primarily due to the $1.5 million after tax impairment of the vacant Colorado land recorded in the period ended October 31, 2011.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, write-offs of project development costs, litigation charges, non-cash foreign currency transaction gains and losses, non-cash stock option grants, exclusion of net income or loss from operations held for sale, severance expense, and net losses/gains from asset dispositions. Adjusted EBITDA excludes the impact of slot and table games hold percentages compared to the prior year. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results to compare to the performance of other companies who also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by segment for the three months ended October 31, 2012 and October 31, 2011:

	For the three months ended October 31, 2012
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$14,107,533	$3,349,941	$-	$17,457,474
Less promotional allowances	(1,068,596)	(5,190)	-	(1,073,786)
Net revenues	13,038,937	3,344,751	-	16,383,688

Expenses:
Total operating expenses(excludes depreciation, amortization, write downs, acquisition costs, stock option grants,severance expense, deferred rent, and impairments)	11,556,859	2,827,264	701,752	15,085,875

Adjusted EBITDA	$1,482,078	$517,487	$(701,752)	$1,297,813

	For the three months ended October 31, 2011
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$14,225,197	$-	$-	$14,225,197
Less promotional allowances	(1,392,611)	-	-	(1,392,611)
Net revenues	12,832,586	-	-	12,832,586
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, severance expense, deferred rent, and impairments)	11,733,176	-	842,827	12,576,003

Adjusted EBITDA	$1,099,410	$-	$(842,827)	$256,583

The following table shows adjusted EBITDA by segment for the six months ended October 31, 2012 and October 31, 2011:

	For the six months ended October 31, 2012:
	Washignton Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$29,135,955	$6,309,078	$-	35,445,033
Less promotional allowances	(2,235,337)	(15,305)	-	$(2,250,642)
Net revenues	26,900,618	6,293,773	-	33,194,391

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, severance expense, deferred rent, and impairments)	23,650,464	5,353,008	1,610,491	30,613,963

Adjusted EBITDA	$3,250,154	$940,765	$(1,610,491)	$2,580,428

	For the six months ended October 31, 2011:
	Washignton Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$28,254,740	$-	$-	$28,254,740
Less promotional allowances	(2,671,683)	-	-	(2,671,683)
Net revenues	25,583,057	-	-	25,583,057
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, severance expense, deferred rent, and impairments)	22,874,618	-	1,588,214	24,462,832

Adjusted EBITDA	$2,708,439	$-	$(1,588,214)	$1,120,225

The following table reconciles adjusted EBITDA to net loss for the three months ended October 31, 2012 and October 31, 2011:

Adjusted EBITDA reconciliation to net loss:

	For the three months ended
	October 31, 2012	October 31, 2011

Net loss	$(819,008)	$(2,120,606)
Add:
Income tax benefit	(108,375)	(1,040,324)
Net interest expense	478,146	369,971
Loss on extinguishment of debt	-	154,270
Impairments/Write offs	257,733	2,273,966
Loss on sale of assets	1,718	22,340
Depreciation and amortization	538,534	464,541
Deferred rent	19,034	-
Stock option and ESPP grants	65,682	20,780
Severance expense	725,877	-
Loss on operations held for sale	138,472	97,924
Acquisition expenses	-	13,721
Adjusted EBITDA	$1,297,813	$256,583

The following table reconciles adjusted EBITDA to net loss for the six months ended October 31, 2012 and October 31, 2011:

Adjusted EBITDA reconciliation to net loss:

	For the six months ended
	October 31, 2012	October 31, 2011

Net loss	$(650,883)	$(2,312,466)
Add:
Income tax benefit	(19,686)	(1,324,251)
Net interest expense	940,290	718,021
Loss on extinguishment of debt	-	154,270
Impairments/Write offs	257,733	2,273,966
Loss on sale of assets	2,963	22,654
Depreciation and amortization	1,077,515	903,204
Deferred rent	38,067	-
Stock option and ESPP grants	69,759	316,396
Severance expense	725,877
Loss on operations held for sale	138,793	302,765
Acquisition expenses	-	65,666
Adjusted EBITDA	$2,580,428	$1,120,225

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 31, 2012 and October 31, 2011:

	Six Months Ended
	October 31,	October 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$3,087,476	$459,654
Investing activities	170,754	(1,322,577)
Financing activities	(2,589,643)	(1,049,753)

Operating activities. Net cash provided by operating activities during the six month period ended October 31, 2012 increased by $2.6 million over the comparable period in the prior fiscal year. This increase mainly resulted from continued strong operating results in Washington State and the addition of South Dakota Gold.

Investing activities. Net cash provided by investing activities during the six month period ended October 31, 2012 increased to $0.2 million compared to net cash used of $1.3 million for the comparable period in the prior fiscal year. The increase of funds provided is primarily due to the $0.8 million proceeds from the Colorado Grande Casino sale and no acquisitions in this fiscal year compared to the acquisition of the Washington III mini-casino in October of 2011.

Financing activities. Net cash used in financing activities during the six month period ended October 31, 2012 increased $1.5 million from the comparable period in the prior fiscal year. The increase is attributable to the $2.7 million repayment of debt, which includes a $0.8 million repayment on the $4 million note.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from acquisitions;

- new management contracts;

- working capital requirements;

- obtaining funds via long-term debt instruments;

- debt service requirements; and

- disposition of non-gaming related assets.

At October 31, 2012, outstanding indebtedness was $15.6 million, of which $1.9 million is due by October 31, 2013. On October 7, 2011, we closed on an $11.0 million loan with Wells Fargo Gaming Capital, LLC. The proceeds were used to refinance debt and pay fees associated with the loan.

The 268 acres of vacant land in Black Hawk, Colorado is currently held for sale. If the acreage is sold, we will use the proceeds to reduce debt. On October 31, 2011, we took an impairment charge of $2.3 million on this land thereby writing it down to the estimated value of $1.1 million.

On October 31, 2012, excluding restricted cash of $2.0 million, we had cash and cash equivalents of $5.9 million. The restricted cash consists of approximately $2.0 million of player supported jackpots.

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

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management. The table below shows that, as of October 31, 2012, we have a 1.4 ratio, which is sufficient to service debt and maintain operations.

		Current Ratio as of October 31, 2012
Current Ratio	Current Assets	$10,079,834	1.4
	Current Liabilities	$7,280,853

South Dakota Gold – Stock Purchase Agreement

On January 27, 2012, we closed the purchase of all of the shares of South Dakota Gold for $5.1 million. South Dakota Gold is a slot route operator in Deadwood, South Dakota that has been in business since gaming was legalized in South Dakota in 1989. South Dakota Gold currently operates approximately 950 slot machines at 20 locations which represent approximately 25% of the slots in Deadwood. The transaction was financed by cash on hand generated from our registered direct offering (See Note 16), stock, and seller paper. We have imputed 6% interest on two of these notes that had a stated 0% interest rate.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of October 31, 2012.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Third Amended and Restated Promissory Note dated May 25, 2012 issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers, as her separate property (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed June 1, 2012).

10.3	May 2012 Amended and Restated Security Agreement dated May 25, 2012 between Nevada Gold & Casinos, Inc. and Louise H. Rogers, as her separate property (filed previously as Exhibits 10.2 to the Company’s Form 8-K filed June 1, 2012).

10.4	Credit Agreement dated June 27, 2012 by and among Wells Fargo Gaming Capital, LLC, as administrative agent, the Lenders that are parties thereto, Nevada Gold & Casinos, Inc., as parent, and A.G. Trucano, Son & Grandsons, Inc., as borrower (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed July 3, 2012).

10.5	Guaranty and Security Agreement dated June 27, 2012 among Nevada Gold & Casinos, Inc., certain Grantors listed on the signature page and Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibits 10.2 to the Company’s Form 8-K filed July 3, 2012).

10.6	Intercompany Subordination Agreement dated June 27, 2012 by and among certain Obligors listed on the signature page in favor of Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibits 10.3 to the Company’s Form 8-K filed July 3, 2012).

10.7	Amendment Number Two to Credit Agreement dated October 7, 2011 by and among Wells Fargo Gaming Capital, LLC, in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC, as borrowers (filed previously as Exhibits 10.4 to the Company’s Form 8-K filed July 3, 2012).

10.8	Intercreditor Agreement and Subordination dated June 27, 2012 by and between Wells Fargo Gaming Capital, LLC, as administrative agent, and Michael J. Trucano, as sellers’ representative (filed previously as Exhibits 10.5 to the Company’s Form 8-K filed July 3, 2012).

10.9(*)	Amendment Number Three to the Credit Agreement dated October 7, 2011 by and among Wells Fargo Gaming Capital, LLC in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC as borrowers.

31.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2012

Nevada Gold & Casinos, Inc.

	By:	/s/ James J. Kohn
James J. Kohn
Chief Financial Officer
(Principal Financial Officer)

