Form 10-Q
period 2013-01-31
NEVADA GOLD & CASINOS INC
filed 2013-03-12
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,056,917 as of February 28, 2013.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	January 31,	April 30,
	2013	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,788,028	$5,200,161
Restricted cash	1,433,148	1,787,068
Accounts receivable	323,909	653,433
Prepaid expenses	1,117,607	909,834
Notes receivable, current portion	175,765	20,600
Other current assets	377,651	354,817
Assets of discontinued operations	—	33,601
Total current assets	10,216,108	8,959,514

Investments in development projects	63,885	255,355
Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	2,141,176	—
Goodwill	16,103,584	16,090,799
Identifiable intangible assets, net of accumulated amortization of $4,112,065 and $3,201,868 at January 31, 2013 and April 30, 2012, respectively	6,872,275	7,782,453
Property and equipment, net of accumulated depreciation of $2,465,560 and $1,785,064 at January 31, 2013 and April 30, 2012, respectively	5,196,562	5,399,103
Deferred tax asset, net	4,949,439	5,251,236
Other assets	1,011,262	1,219,356
Assets of discontinued operations	—	3,115,097
Total assets	$47,654,291	$49,172,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,787,661	$2,176,545
Accrued interest payable	42,144	61,141
Other accrued liabilities	2,453,634	2,632,067
Long-term debt, current portion	1,480,000	1,400,324
Liabilities of discontinued operations	—	23,699
Total current liabilities	6,763,439	6,293,776
Other long term liabilities	406,838	337,849
Long-term debt, net of current portion	13,270,000	15,155,000
Total liabilities	20,440,277	21,786,625

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000
shares authorized; 16,839,754 and 16,707,205 shares issued and 16,056,917 and 15,924,368 shares outstanding at January 31, 2013, and April 30, 2012, respectively	2,020,770	2,004,865
Additional paid-in capital	24,382,505	24,155,158
Retained earnings	7,748,313	8,163,839
Treasury stock, 782,837 shares at January 31, 2013 and April 30, 2012, respectively, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	27,214,014	27,386,288
Total liabilities and stockholders' equity	$47,654,291	$49,172,913

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2013	2012	2013	2012
Revenues:
Casino	$14,080,278	$11,357,849	$43,131,963	$33,175,572
Food and beverage	2,527,607	2,981,314	7,593,374	8,348,730
Other	647,017	623,507	1,974,599	1,693,107
Gross revenues	17,254,902	14,962,670	52,699,936	43,217,409
Less promotional allowances	(1,044,757)	(1,485,186)	(3,295,399)	(4,156,869)
Net revenues	16,210,145	13,477,484	49,404,537	39,060,540

Expenses:
Casino	7,494,238	5,680,916	23,726,650	16,683,807
Food and beverage	1,206,390	1,020,909	3,569,639	3,022,294
Marketing and administrative	4,102,860	4,121,286	12,500,480	12,057,631
Facility	592,905	518,156	1,706,704	1,529,876
Corporate expense	785,262	866,594	3,111,772	2,840,780
Legal expense	65,402	36,871	144,839	64,461
Depreciation and amortization	550,609	472,963	1,628,124	1,376,167
Deferred rent	19,034	—	57,101	—
Acquisition costs	—	25,219	—	90,885
Impairment of assets	—	—	—	2,273,966
Write-off of project development cost	—	—	257,733	—
Excise taxes	323,907	296,844	934,145	884,839
Other	139,586	143,813	425,922	380,927
Total operating expenses	15,280,193	13,183,571	48,063,109	41,205,633
Operating income (loss)	929,952	293,913	1,341,428	(2,145,093)
Non-operating income (expenses):
Loss on sale of assets	(2,132)	—	(5,095)	(22,654)
Interest income	85,051	42,849	85,951	128,551
Interest expense	(370,913)	(393,177)	(1,149,477)	(1,152,314)
Amortization of loan issue costs	(85,119)	(74,898)	(247,744)	(119,484)
Loss on extinguishment of debt	—	—	—	(154,270)
Income (loss) before income
tax benefit	556,839	(131,313)	25,063	(3,465,264)
Income tax (expense) benefit	(368,673)	57,991	(348,987)	1,381,510
Net income (loss) from continuing operations	$188,166	$(73,322)	$(323,924)	$(2,083,754)
Net income (loss) from discontinued operations, net of taxes	47,190	(214,725)	(91,603)	(516,758)
Net income (loss)	$235,356	$(288,047)	$(415,527)	$(2,600,512)
Per share information:
Net income (loss) per common share - basic and diluted for continuing operations	$0.01	$(0.00)	$(0.02)	$(0.15)

Net loss per common share - basic and diluted for discontinued operations	$0.00	$(0.01)	$(0.01)	$(0.04)

Basic weighted average number of shares outstanding	16,028,191	15,631,040	15,975,576	13,888,835

Diluted weighted average number of shares outstanding	16,029,921	15,631,040	15,975,576	13,888,835

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	January 31,	January 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(415,527)	$(2,600,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,628,124	1,481,225
Write off of capitalized development projects	257,733	—
Impairment of assets	—	2,273,966
Stock-based compensation	124,238	341,360
Amortization of deferred loan issuance costs	247,744	119,484
Deferred rent	57,101	—
Loss on sale/settlement of assets	5,095	19,763
Loss on extinguishment of debt	—	154,270
Deferred interest income	11,889
Deferred income tax expense (benefit)	301,797	(1,381,510)
Changes in operating assets and liabilities:
Receivables and other assets	1,831,755	(221,355)
Accounts payable and accrued liabilities	361,932	1,733,049
Net cash provided by operating activities	4,411,881	1,919,740
Cash flows from investing activities:
Capitalized development costs	(91,263)	(461,437)
Collections on notes receivable	28,659	—
Purchase of property and equipment	(529,020)	(3,823,972)
Proceeds from the sale of discontinued operations	800,000	—
Proceeds from the sale of assets	—	625
Additions to (release of) restricted cash	353,920	(524,734)
Net cash provided by (used in) investing activities	562,296	(4,809,518)
Cash flows from financing activities:
Payments on capital lease	—	(13,683)
Employee stock plan purchases	111,914	100,395
Repayment of short term loans	(3,505,324)	(588,632)
Deferred loan issuance costs	—	(914,763)
Stock issuance proceeds, net	—	3,888,761
Cash proceeds from exercise of stock options	7,100	—
Net cash provided by (used in) financing activities	(3,386,310)	2,472,078

Net increase (decrease) in cash and cash equivalents	1,587,867	(417,700)
Cash and cash equivalents at beginning of period	5,200,161	5,656,110
Cash and cash equivalents at end of period	$6,788,028	$5,238,410
Supplemental cash flow information:
Cash paid for interest	$1,171,032	$1,201,110

Non-cash investing and financing activities:
Issuance of note receivable to purchasers of wholly-owned subsidiary	$2,325,000	$—
Non-cash purchase of licenses, property and equipment	$1,675,000	$2,760,315
Refinancing of long-term debt	$—	$11,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at January 31, 2013 and April 30, 2012, Consolidated Statements of Operations for the three and nine months ended January 31, 2013 and January 31, 2012, and Consolidated Statements of Cash Flows for the nine months ended January 31, 2013 and January 31, 2012. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2012 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2013 are not necessarily indicative of the results expected for the full year.

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

The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. We record the redemption of coupons and points for cash as a reduction of revenue. These amounts are included in promotional allowances in the accompanying consolidated statements of operations. As of fiscal year 2013 we no longer record revenue for complimentary non-alcohol drinks at our Washington properties. The estimated impact of this change for the three comparative months is $310,000 and year-to-date is $820,000. The estimated cost of providing such complimentary services included in casino expense in the accompanying consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Food and beverage	$823,552	$1,231,225	$2,554,183	$3,593,090
Other	33,778	39,715	118,920	77,766
Total cost of complimentary services	$857,330	$1,270,940	$2,673,103	$3,670,856

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

Goodwill is recorded at the carrying value of the enterprise and tested for impairment annually using projections of undiscounted future cash flows.

The recorded value of cash, accounts receivable and payable approximate fair value based on their short term nature, while the recorded value of long term debt approximates fair value based on contractual interest rates that approximate market rates.

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of January 31, 2013 we had three notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and one is for the sale of the Colorado Grande Casino (see Note 15). Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit.

New Accounting Pronouncements and Legislation Issued

As of the beginning of the fiscal year ending April 30, 2013, new accounting standards became effective are discussed below:

Intangibles — Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the amendments in this guidance, an entity may consider qualitative factors before applying Level 1 of the goodwill impairment assessment, but may no longer be permitted to carry forward estimates of a reporting unit’s fair value from a prior year when specific criteria are met. These amendments are effective for goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of this new guidance has not and we believe will not have a material effect on our consolidated financial statements.

Note 3. Restricted Cash

As of January 31, 2013 and April 30, 2012, we maintained approximately $1.4 million and $1.8 million, respectively, in restricted cash, which consists of player-supported jackpot funds. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

As a result of refinancing our debt through Wells Fargo Gaming Capital, LLC (the “Wells Fargo Loan”) (see Note 5), we are no longer required to maintain reserve funds for insurance and taxes.

Note 4.   Notes Receivable and BVD/BVO Receivable

Notes Receivable - Development Projects

Big City Capital, LLC

From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether the collection of our note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During the fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result, we wrote down the notes receivable to $1.7 million by establishing a $1.5 million allowance and we wrote off the accrued interest. At April 30, 2012, we determined collectability of the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. At January 31, 2013 and April 30, 2012, our balance sheet reflects notes receivable of $0, net of a $3.2 million allowance, related to the development of gaming/entertainment projects from Big City Capital. These notes receivable have a maturity date of December 31, 2014.

Recent conversations with the principal of Big City Capital and an independent third party investment banker indicate the project is progressing slowly and may never be built. As of the filing date of this document, we believe the repayment of these loans will be largely dependent upon the ability to obtain financing for the development project and/or the performance of the development project.

BVD/BVO Receivable

As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“BVD”) which plans to develop a casino hotel facility for the Buena Vista Rancheria of Me-Wuk Indians, a Native American tribe in Amador County, California. Effective November 25, 2008, we sold our 40% interest in BVD to B. V. Oro, LLC (“BVO”), which is owned by our former partner and related parties, for $16 million in cash and a $4 million receivable from BVD due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due. To the best of our knowledge, the developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project. Should the proceeds of this loan repayment be insufficient to pay off our receivable, the remainder is due from BVO no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the tribe. This receivable accrues interest at the prime rate plus 1% and is guaranteed by our former partner and related parties. In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO. According to the principal of BVO, the project continues to slowly progress and he is committed and financially able to continue to fund ongoing expenses until permanent funding is arranged. Given the prevailing very challenging capital market conditions, continued uncertainties as to the economy, and based upon our “Level 3” analysis, we have recorded a $4.6 million valuation allowance for the total principal and interest due effective as of April 30, 2012. At January 31, 2013 and April 30, 2012, our balance sheet reflects BVD/BVO receivable of $0, net of a $4.6 million allowance,

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino, we recorded a $2.3 million note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in GI, and a personal guaranty by GI’s principal.

Repayments are scheduled to be made as follows:

•	No monthly installments of principal and accrued interest shall be due and payable for three months following the sale date of May 25, 2012;
•	One monthly installment of principal and accrued interest of $5,000 on September 1, 2012;
•	Beginning October 1, 2012, eight monthly installments of principal and accrued interest of $20,000;
•	Beginning June 1, 2013, twelve monthly installments of principal and accrued interest of $30,000;
•	Beginning June 1, 2014, thirty six monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $907,061 which is due on the maturity date of June 1, 2017.

Since the inception of this note we have collected $105,000 which consists of $8,059 of principal plus $96,941 of interest. Please see Note 15.

Note 5.   Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 30,
	2013	2012

$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	$9,750,000	$10,500,000
$4.0 million promissory note, 11% through October 7, 2011, 11.5% interest until maturity at June 30, 2015	3,095,000	4,000,000
$250,000 note payable, 6% interest, to be paid in two annual installments of $100,000 plus accrued interest and the final payment of $50,000 plus accured interest at the maturity date of December 15, 2013	50,000	150,000
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 13, 2014	40,000	70,000
$1.4 million promissory note, 6% interest, payable in fifty nine monthly installments of $10,000 plus all accrued interest beginning February 27, 2012, and the remaining principle at the maturity date of January 27, 2017	1,305,000	1,395,000
$400,000 note payable, 6% imputed interest, to be paid in sixty equal monthly installments, beginning February 27, 2012, maturing January 27, 2017	320,000	380,000
$60,324 note payable, 6% imputed interest, maturing January 27, 2013	—	60,324
$1.7 million note payable, base rate interest, which equals the greater of 2.5%, the Federal Reserve rate plus 1/2%, LIBOR plus 1%, or the prime rate charged by Wells Fargo Bank, plus the margin rate of 3.5%, maturing March 31, 2013	190,000	—
Total	14,750,000	16,555,324
Less: current portion	(1,480,000)	(1,400,324)
Total long-term financing obligations	$13,270,000	$15,155,000

On May 31, 2012, following the closing of the sale of the Colorado Grande Casino (see Note 15), we repaid $800,000 of the $4 million debt due on June 30, 2015 from the cash proceeds of the sale price paid to us at closing. Pursuant to the terms of the $4 million loan, we are required to remit all principal and interest payments received pursuant to the $2.3 million note receivable issued to us by the buyer of the Colorado Grande Casino towards further reduction of the principal of the $4 million debt. We have reduced this note by the $105,000 of principal and interest payments received from the $2.3 million note.

On June 27, 2012, South Dakota Gold, obtained a $1.7 million revolving loan from Wells Fargo Gaming Capital, LLC in order to pay a slot machine registration fee due to the South Dakota Commission on Gaming by June 30 of each year. The loan matures on March 31, 2013 and bears an annual interest rate of the base rate, which equals the greater of (a) 2.5%, (b) the Federal Reserve rate plus 1/2%, (c) the LIBOR plus 1% or (4) the prime rate charged by Well Fargo Bank, N.A., plus the margin rate of 3.5%. The rate was 6.75% at January 31, 2013. The loan may be extended until October 7, 2014 upon obtaining prior approval from the sellers of South Dakota Gold. The repayment of the loan is secured by the assets of South Dakota Gold and NG South Dakota, LLC, while we and NG South Dakota, LLC serve as the guarantors. Historically, the prior owner of South Dakota Gold had financed this obligation with a short term loan. The loan from Wells Fargo Gaming Capital, LLC represents a continuation of that practice. With this loan, we incurred $25,000 of deferred loan issue costs which are amortizable over the life of the loan.

We are in compliance with financial covenants of the Wells Fargo Loan as of January 31, 2013 and the filing date of this document. We are not permitted to incur additional indebtedness without this lender’s prior approval.

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

To date, we have only awarded stock options for stock-based compensation. Our policy has been to issue new shares upon the exercise of stock options. Stock option rights granted prior to the fiscal year ended in 2006 generally have 5-year terms and are fully vested and exercisable immediately. Subsequent option rights granted generally have 5- or 10-year terms and are generally exercisable in two or three equal annual installments, with some options grants providing for immediate vesting for the entire or a portion of the grant.

A summary of activity under our share-based payment plans for the nine months ended January 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at April 30, 2012	1,865,000	$1.57
Granted	320,000	0.82
Exercised	(10,000)	0.71
Forfeited or expired	(1,220,000)	1.76

Outstanding at January 31, 2013	955,000	$1.10	7.6	$—

Exercisable at January 31, 2013	821,667	$1.14	7.2	$—

As of January 31, 2013, we have $108,958 of unamortized compensation related to stock options which is expected to be recognized over a weighted average period of two years.

Compensation cost for stock options granted was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant and using the following weighted-average assumptions:

	Three Months Ended
	January 31, 2013	January 31, 2012

Expected volatility	182.62%	190.5%
Expected term	10.0	10.0
Expected dividend yield	—	—
Risk-free interest rate	1.63%	2.98%
Forfeiture rate	—	—

Expected volatility is based on historical volatility of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award. The weighted average fair value of options granted during the three and nine months ended January 31, 2013 was $0.82.

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of January 31, 2013, 268,772 shares were issued to 140 participants under the 2010 Plan.

Note 7.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2013	2012	2013	2012
Numerator:
Basic and Diluted:
Net income (loss) from continuing operations available to common shareholders	$188,166	$(73,322)	$(323,924)	$(2,083,754)
Net income (loss) from discontinued operations, net of taxes, available to common shareholders	$47,190	$(214,725)	$(91,063)	$(516,758)
Denominator:
Basic weighted average number of common shares outstanding	16,028,191	15,631,040	15,975,576	13,888,835
Dilutive effect of common stock options and warrants	1,730	—	—	—

Diluted weighted average number of common shares outstanding	16,029,921	15,631,040	15,975,576	13,888,835

Income (loss) per share from continuing operations:

Net income (loss) per common share - basic and diluted for continuing operations	$0.01	$(0.00)	$(0.02)	$(0.15)

Net loss per common share - basic and diluted for discontinued operations	$0.00	$(0.01)	$(0.01)	$(0.04)

For the nine months ended January 31, 2013 and January 31, 2012, potential dilutive common shares issuable under options and warrants of 3,580,652 and 1,890,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 8.   Segment Reporting

We have three business segments: (i) gaming, (ii) non-core, and (iii) discontinued operations. The gaming segment for the three and nine month period ended January 31, 2013 and January 31, 2012 consists of the Washington mini-casinos and our slot route operation in South Dakota. The “non-core” column is the vacant land in Colorado and its taxes and maintenance expenses, and the discontinued operations consist of the Colorado Grande Casino.

Summarized financial information for our reportable segments is shown in the following table.

	As of and for the Three Months Ended January 31, 2013
	Gaming	Non-Core	Subtotal	Discontinued Operations	Totals

Net revenue	$16,210,145	$—	$16,210,145	$—	$16,210,145
Segment income pre tax	556,839	—	556,839	—	556,839
Segment assets	33,381,676	1,102,000	34,483,676	—	34,483,676
Depreciation and amortization	550,609	—	550,609	—	550,609
Additions to property and equipment	139,453	—	139,453	—	139,453
Interest expense, net (includes amortization)	370,981	—	370,981	—	370,981
Income tax expense	368,673	—	368,673	—	368,673

	As of and for the Three Months Ended January 31, 2012
	Gaming	Non-Core	Subtotal	Discontinued Operations	Totals

Net revenue	$13,477,484	$—	$13,477,484	$978,093	$14,455,577
Segment loss pre tax	(119,888)	(11,425)	(131,313)	(324,786)	(456,099)
Segment assets	39,132,705	1,102,000	40,234,705	4,293,791	44,528,496
Depreciation and amortization	472,749	214	472,963	31,040	504,003
Additions to property and equipment	5,161,104	—	5,161,104	—	5,161,104
Interest expense, net (includes amortization)	425,226	—	425,226	626	425,852
Income tax benefit	54,106	3,885	57,991	110,061	168,052

	As of and for the Nine Months Ended January 31, 2013
	Gaming	Non-Core	Subtotal	Discontinued Operations	Totals

Net revenue	$49,404,537	$—	$49,404,537	$—	$49,404,537
Segment income (loss) pre tax	30,436	(5,373)	25,063	(138,793)	(113,730)
Segment assets	33,381,676	1,102,000	34,483,676	—	34,483,676
Depreciation and amortization	1,628,124	—	1,628,124	—	1,628,124
Additions to licenses, property and equipment	2,204,020	—	2,204,020	—	2,204,020
Interest expense, net (includes amortization)	1,311,270	—	1,311,270	—	1,311,270
Income tax expense (benefit)	350,814	(1,827)	348,987	—	348,987

	As of and for the Nine Months Ended January 31, 2012
	Gaming	Non-Core	Subtotal	Discontinued Operations	Totals

Net revenue	$39,060,540	$—	$39,060,540	$3,724,113	$42,784,653
Segment loss pre tax	(1,169,589)	(2,295,675)	(3,465,264)	(492,641)	(3,957,905)
Segment assets	39,132,705	1,102,000	40,234,705	4,293,791	44,528,496
Depreciation and amortization	1,375,647	520	1,376,167	105,058	1,481,225
Additions to licenses, property and equipment	6,584,287	—	6,584,287	—	6,584,287
Interest expense, net (includes amortization)	1,297,517	—	1,297,517	2,457	1,299,974
Income tax benefit (expense)	600,980	780,530	1,381,510	(24,117)	1,357,393

Reconciliation of reportable segment assets to our consolidated totals is as follows:

January 31, 2013

Total assets for reportable segments	$34,483,676
Cash and restricted cash not allocated to segments	8,221,176
Deferred tax asset	4,949,439
Total assets	$47,654,291

Note 9. Other Assets

Other assets consist of the following at January 31, 2013 and April 30, 2012, respectively:

	January 31, 2013	April 30, 2012
Other assets	$100,457	$70,952
State gaming license	388,855	409,000
Deferred loan issue cost, net	521,950	739,404
Other assets	$1,011,262	$1,219,356

As a result of closing on the Wells Fargo Loan and the repayment and renegotiating terms of our $4,000,000 note payable, we incurred $910,455 of deferred loan issue costs which are amortizable over the life of the loan. As a result of the $1,700,000 device fee loan, we incurred $25,000 of deferred loan issue costs, which are amortizable over the life of the loan.

Note 10.   Commitments and Contingencies

We rent office space in Houston, Texas under a non-cancelable operating lease which expires on March 31, 2013. The annual rent for the office space is $88,800. We will not renew the Houston office space lease. Effective January 7, 2013, we signed a two year lease for 3,131 square feet of office space in Las Vegas, Nevada. The annual rent, including mandatory common area maintenance (“CAM”), for the space is $48,844. The CAM contractually increases five percent effective each January 1. The lease expires January 31, 2015.

As a result of acquiring facilities in Washington, the real property leases are as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2014 with an option to renew for two additional terms of two and five years, respectively. The annual rent for this lease is $157,000.
•	We own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino in Kennewick.
•	Crazy Moose Casino in Pasco has a parking lot lease which expires on December 31, 2013. The annual rent for this lease is $6,600.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $238,000 with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $480,000 with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $286,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $671,350 with escalation costs of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $166,000 with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $360,600 with escalation of 3% annually.
•	Administrative offices lease in Renton expires in December of 2013. The annual rent is $53,000.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $384,000 with escalation of 2% annually.

As a result of acquiring the South Dakota Gold slot route operation, we have the following real property leases:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.
•	Two leases which expire on May 31, 2013 with annual rents of $36,000 and $18,000, respectively.

The expected remaining future rolling twelve months minimum lease payments as of January 31, 2013 are as follows:

Period	Corporate Office Lease Payments	South Dakota Gold	Washington Gold Lease Payments	Total Lease Payments

February 2013 - January 2014	$63,551	$73,200	$2,974,627	$3,111,378
February 2014 – January 2015	49,454	55,200	2,845,011	2,949,665
February 2015 - January 2016	—	55,200	2,657,345	2,712,545
February 2016 -January 2017	—	55,200	2,134,684	2,189,884
February 2017 - January 2018	—	—	1,005,021	1,005,021
Thereafter	—	—	2,198,097	2,198,097
Total	$113,005	$238,800	$13,814,785	$14,166,590

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

Note 12. Goodwill and Other Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010, and July 18, 2011 as well as South Dakota Gold on January 27, 2012, we have goodwill with an indefinite useful life and identifiable intangible assets of $23.0 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for the fiscal year ending April 30, 2013 is as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2012	$23,873	$16,091	$7,782
Acquired during the year	13	13	—
Current year amortization	(910)	—	(910)
Balance as of January 31, 2013	$22,976	$16,104	$6,872

The $13,000 increase in goodwill from April 30, 2012 to January 31, 2013 is the result of finalizing the working capital adjustment for South Dakota Gold in July of 2012.   Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of amortization of other intangible assets as of January 31, 2013, is as follows (in thousands):

	As of January 31, 2013
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$7,853	$(3,019)
Non-compete agreements	1,269	(1,093)
Trade names	1,862	—
Total	$10,984	$(4,112)

The estimated future annual amortization of intangible assets for each of the next five fiscal years is as follows (in thousands):

For the fiscal year	Amount
Remainder of 2013	$310
2014	1,206
2015	1,185
2016	1,122
2017	718
2018	338
Thereafter	131
Total	$5,010

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

To operate our ten card-rooms in Washington State each of them is required to maintain a Public Card-room and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the WA Gambling Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of 5% percent or more of any class of our stock) to submit to the WA Gambling Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

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

During the fiscal year ended April 30, 2008, we determined that collectability of the $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. At January 31, 2013 our balance sheet reflects notes receivable of $0, net of a $3.2 million allowance, related to the development of gaming/entertainment projects from Big City Capital. These notes receivable have a maturity date of December 31, 2014.

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

A summary of the Colorado Grande Casino’s assets and liabilities sold are as follows:

As of May 25, 2012
Goodwill	$2,154,932
Net PP&E	960,165
Inventory	33,601
Deferred tax asset	—
Total Assets	$3,148,698

Accounts payable and accrued liabilities	$23,699
Short term debt	—
Total Liabilities	$23,699
Working capital adjustment	134,587
Consideration received (cash and note)	$3,125,000
Net pre-tax gain (loss)	(134,588)

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

Cost Reduction Initiatives and Related One-Time Costs

Beginning on September 6, 2012, a program was initiated to reduce corporate and regional overhead expenses. Among other things, five executive positions were eliminated in Houston, a restructuring of management positions at Washington Gold was implemented and certain development projects were discontinued resulting in an anticipated cost savings of over $750,000 annually, excluding one-time severance and relocation expenses of $0.73 million related to the former CEO and the pending relocation of the Houston corporate office which are included as part of corporate expenses on the statement of operations. We accrued $0.73 million during the quarter ended October 31, 2012 of which the accrued liability balance as of January 31, 2013 is $0.52 million. During the first calendar quarter of calendar 2013, the headquarters in Houston will be closed and its functions transferred to our office in Las Vegas, Nevada.

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

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Washington and South Dakota. Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. However, there is no guarantee that we will be successful in implementing our business strategy in the future and, as such, no guarantee that our future revenues, costs and profitability will increase. Our net revenues were $16.2 million and $13.5 million for the three months ended January 31, 2013 and January 31, 2012, respectively.

When compared to the three months ended January 31, 2012, the three month period ended January 31, 2013 was impacted by the following items:

-	Addition of a slot route operation in South Dakota, effective January 27, 2012;

-	An increase of our table games hold percentage;

-	Reduction of our outstanding long term debt; and

-	Cost reduction program initiated during the second quarter of fiscal year 2013.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2013 AND JANUARY 31, 2012

Net revenues. Net revenues increased 20.3%, to $16.2 million from $13.5 million, for the three month period ended January 31, 2013, compared to the same period ended January 31, 2012. Casino revenues increased 24.0%, or $2.7 million, with the addition of the operations of South Dakota Gold. Food and beverage revenues decreased 15.2%, or $0.5 million, mainly as a result of the Washington properties no longer recording complimentary revenue for soft drinks. As a result of this, our promotional allowances also decreased $0.4 million for the three month period ended January 31, 2013, compared to the same period ended January 31, 2012.

Total operating expenses. Total operating expenses increased 15.9%, to $15.3 million from $13.2 million, for the three month period ended January 31, 2013, compared to the same period ended January 31, 2012. Casino expenses increased 31.9%, or $1.8 million, with the addition of South Dakota Gold slot route operation. Marketing and administrative and facility remained consistent. Food and beverage expenses increased $0.2 million and depreciation and amortization increased $0.1 million with the additional assets of the South Dakota Gold slot route operation. Corporate expenses decreased $0.1 million, or 9.4%, as a result of cost reductions noted in Note 17 of our Consolidated Financial Statements.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense, amortization of loan issue cost, and loss on extinguishment of debt, offset by interest income from our various notes receivable. Interest expense decreased 5.7%, or $22,000, for the three month period ended January 31, 2013, compared to the three month period ended January 31, 2012. The decrease is due to the repayments of $3.5 million of debt since the start of the fiscal year. Interest income increased $42,000 or 98.5% for the three month period ended January 31, 2013, compared to the three month period ended January 31, 2012, due to the recording of interest related to the $2.3 million G Investment note receivable. Amortization of loan issue cost was $85,119 and $74,898 for the three month periods ended January 31, 2013 and January 31, 2012, respectively. This increased amortization is due to refinancing our long-term debt.

Income Taxes. The effective tax rate for the three month period ended January 31, 2013 was 57.7%. The rate for this period is high when compared to the federal statutory rate of 34% primarily due to tax expense of $0.1 million related to write-off of deferred tax assets that corresponded to stock options that expired or were forfeited. Excluding the impact of the write-off of deferred tax assets related to stock options that expired or were forfeited our effective tax rate would be 31.1%.

Net income (loss). Net income from continuing operations was $0.2 million compared to $0.1 million loss for the three month periods ended January 31, 2013 and January 31, 2012, respectively. The improvement is primarily a result of the addition of the South Dakota Gold slot route operation.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2013 AND JANUARY 31, 2012

Net revenues. Net revenues increased 26.5%, to $49.4 million from $39.1 million, for the nine month period ended January 31, 2013 compared to the nine month period ended January 31, 2012. Casino revenues increased 30.0%, or $10.0 million, with the addition of the Washington III mini-casino and operations of South Dakota Gold, while other revenues increased $0.3 million due to the addition of the Washington III mini-casino and operations of South Dakota Gold. Food and beverage revenues decreased 9.0% or $0.8 million, due to the Washington properties no longer recording comp revenue for soft drinks. As a result of this, promotional allowances decreased $0.9 million in relation to the decreased beverage revenues.

Total operating expenses. Total operating expenses increased 16.6% to $48.1 million from $41.2 million, for the nine month period ended January 31, 2013, compared to the nine month period ended January 31, 2012. During the nine months ended January 31, 2012, we recorded the $2.3 million impairment of the Colorado land. Also within the nine months ended January 31, 2013, casino, food and beverage, marketing and administrative and facilities operating expenses increased $8.2 million due to the addition of the Washington III mini-casino and the South Dakota slot operation. Corporate expenses increased $0.3 million as a result of recording $0.7 million of severance accruals for the former CEO and other Houston office employees.

Interest expense, net. Interest expense, net consists of a net balance of interest expense, amortization of loan issue cost, and loss on extinguishment of debt, offset by interest income. Interest expense was flat for the nine month period ended January 31, 2013 compared to the nine month period ended January 31, 2012. Amortization of loan issue costs was $248,000 and $119,500 for the nine month periods ended January 31, 2013 and January 31, 2012, respectively. This increase is due to increased deferred loan issue costs related to refinancing of our long-term debt. We had a loss on extinguishment of debt of $154,000 related to repayment of a portion of our long-term debt in the period ending October 31, 2011.

Income Taxes. The effective tax rate for the nine months period ended January 31, 2013 was 265.4%. The rate for this period is high when compared to the federal statutory rate of 34% primarily due to tax expense of $0.4 million related to write-off of deferred tax assets that corresponded to stock options that expired or were forfeited. Excluding the impact of the write-off of deferred tax assets related to stock options that expired or were forfeited our effective tax rate would be 31.4%.

Net loss. Net loss from continuing operations was $0.3 million and $2.1 million for the nine month periods ended January 31, 2013 and January 31, 2012, respectively. The improvement of $1.8 million is primarily due to the addition of the Washington III mini-casino, the South Dakota slot operation and the $1.5 million after tax impairment of the vacant Colorado land recorded in the period ended October 31, 2011 offset by the $0.3 million write-off of project development costs in the period ended October 31, 2012.

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

The following table shows adjusted EBITDA by segment for the three months ended January 31, 2013 and January 31, 2012:

	For the three months ended January 31, 2013
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$15,466,234	$1,788,668	$—	$17,254,902
Less promotional allowances	(1,040,277)	(4,480)	—	(1,044,757)
Net revenues	14,425,957	1,784,188	—	16,210,145

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants,severance expense, deferred rent, and impairments)	12,064,454	1,789,339	802,278	14,656,071

Adjusted EBITDA	$2,361,503	$(5,151)	$(802,278)	$1,554,074

	For the three months ended January 31, 2012
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$14,931,131	$31,539	$—	$14,962,670
Less promotional allowances	(1,485,088)	(98)	—	(1,485,186)
Net revenues	13,446,043	31,441	—	13,477,484
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, severance expense, deferred rent, and impairments)	11,798,955	29,870	831,600	12,660,425

Adjusted EBITDA	$1,647,088	$1,571	$(831,600)	$817,059

The following table shows adjusted EBITDA by segment for the nine months ended January 31, 2013 and January 31, 2012:

	For the nine months ended January 31, 2013:
	Washignton Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$44,602,190	$8,097,746	$—	52,699,936
Less promotional allowances	(3,275,614)	(19,785)	—	$(3,295,399)
Net revenues	41,326,576	8,077,961	—	49,404,537

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, severance expense, deferred rent, and impairments)	35,700,916	7,152,452	2,416,668	45,270,036

Adjusted EBITDA	$5,625,660	$925,509	$(2,416,668)	$4,134,501

	For the nine months ended January 31, 2012
	Washignton Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$43,185,870	$31,539	$—	$43,217,409
Less promotional allowances	(4,156,771)	(98)	—	(4,156,869)
Net revenues	39,029,099	31,441	—	39,060,540
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, severance expense, deferred rent, and impairments)	34,673,584	29,870	2,419,801	37,123,255

Adjusted EBITDA	$4,355,515	$1,571	$(2,419,801)	$1,937,285

The following table reconciles adjusted EBITDA to net loss for the three months ended January 31, 2013 and January 31, 2012:

Adjusted EBITDA reconciliation to net loss:
	For the three months ended
	January 31, 2013	January 31, 2012

Net income (loss)	$235,356	$(288,047)
Add:
Income tax expense (benefit)	368,673	(57,991)
Net interest expense	370,981	425,226
Loss on sale of assets	2,132	—
Depreciation and amortization	550,609	472,963
Deferred rent	19,034	—
Stock option and ESPP grants	54,479	24,964
(Income) loss on operations held for sale	(47,190)	214,725
Acquisition expenses	—	25,219
Adjusted EBITDA	$1,554,074	$817,059

The following table reconciles adjusted EBITDA to net loss for the nine months ended January 31, 2013 and January 31, 2012:

Adjusted EBITDA reconciliation to net loss:
	For the nine months ended
	January 31, 2013	January 31, 2012

Net loss	$(415,527)	$(2,600,512)
Add:
Income tax expense (benefit)	348,987	(1,381,510)
Net interest expense	1,311,270	1,143,247
Loss on extinguishment of debt	—	154,270
Impairments/Write offs	257,733	2,273,966
Loss on sale of assets	5,095	22,654
Depreciation and amortization	1,628,124	1,376,167
Deferred rent	57,101	—
Stock option and ESPP grants	124,238	341,360
Severance expense	725,877
Loss on operations held for sale	91,603	516,758
Acquisition expenses	—	90,885
Adjusted EBITDA	$4,134,501	$1,937,285

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 31, 2013 and January 31, 2012:

	Nine Months Ended
	January 31,	January 31,	Increase/
	2013	2012	(decrease)
Net cash provided by (used in):
Operating activities	$4,411,881	$1,919,740	$2,492,141
Investing activities	562,296	(4,809,518)	5,371,814
Financing activities	(3,386,310)	2,472,078	(5,858,388)

Operating activities. Net cash provided by operating activities during the nine month period ended January 31, 2013 increased by $2.5 million over the comparable period in the prior fiscal year. This increase mainly resulted from continued strong operating results in Washington State and the addition of South Dakota Gold.

Investing activities. Net cash provided by investing activities during the nine month period ended January 31, 2013 increased to $0.6 million compared to net cash used of $4.8 million for the comparable period in the prior fiscal year. The increase of funds provided is primarily due to the $0.8 million proceeds from the Colorado Grande Casino sale and no acquisitions in this fiscal year compared to the acquisition of the Washington III mini-casino in October of 2011.

Financing activities. Net cash used in financing activities during the nine month period ended January 31, 2013 increased $5.9 million from the comparable period in the prior fiscal year. The increase is attributable to the $3.5 million repayment of debt, which includes a $0.8 million repayment on the $4 million note, compared to $0.6 million in the prior year and we received $3.9 million of proceeds in the prior year when we issued stock to acquire the South Dakota slot operation.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to future acquisitions;
-	cash flow from acquisitions;
-	new management contracts;
-	working capital requirements;
-	obtaining funds via long-term debt instruments;
-	debt service requirements; and
-	disposition of non-gaming related assets.

At January 31, 2013, outstanding indebtedness was $14.75 million, of which $1.48 million is due by January 31, 2014. On October 7, 2011, we closed on an $11.0 million loan with Wells Fargo Gaming Capital, LLC. The proceeds were used to refinance debt and pay fees associated with the loan.

The 268 acres of vacant land in Black Hawk, Colorado is currently held for sale. If the acreage is sold, we will use the proceeds to reduce debt. On October 31, 2011, we took an impairment charge of $2.3 million on this land thereby writing it down to the estimated value of $1.1 million.

On January 31, 2013, excluding restricted cash of $1.4 million, we had cash and cash equivalents of $6.8 million. The restricted cash consists of approximately $1.4 million of player supported jackpots.

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

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management. The table below shows that, as of January 31, 2013, we have a 1.5 ratio, which is sufficient to service debt and maintain operations.

Current Ratio as of January 31, 2013
Current Assets	$10,216,108
Current Liabilities	$6,763,439
Current Ratio	1.5

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

Item 4.   Controls and Procedures

Disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our President/CEO and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President/CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of January 31, 2013.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 12, 2013

Nevada Gold & Casinos, Inc.

By:  /s/ James J. Kohn

James J. Kohn

Chief Financial Officer

(Principal Financial Officer)

