Form 10-K
period 2013-04-30
NEVADA GOLD & CASINOS INC
filed 2013-07-29
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for fiscal year ended April 30, 2013
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number. 001-15517

Nevada Gold & Casinos, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

133 E. Warm Springs Road, Suite 102, Henderson, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 685-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.12 par value	New York Stock Exchange Market

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

☐ Yes ☒ No

As of October 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $0.80, as reported on the NYSE MKT Stock Exchange, was $12,617,608.

As of July 5, 2013, the registrant had 16,100,554 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 30, 2013 are incorporated by reference into Part III of this report.

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

ii

Part I

Item 1. Business

Overview

Nevada Gold & Casinos, Inc., a Nevada corporation (the “Company,” “we” or “us”), was formed in 1977 and, since 1994, has been primarily a gaming company involved in financing, developing, owning and operating gaming properties and projects.

Commercial Gaming Properties.

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

The following properties are wholly owned and operated by us: Crazy Moose Casinos in Pasco and Mountlake Terrace, Washington, Coyote Bob’s Casino in Kennewick, Washington, Silver Dollar Casinos in SeaTac, Bothell and Renton, Washington, Club Hollywood Casino in Shoreline, Washington, Royal Casino in Everett, Washington, Golden Nugget Casino in Tukwila, Washington, Red Dragon Casino in Mountlake Terrace, Washington, (collectively “Washington Gold”) and the South Dakota Gold slot route operation in Deadwood, South Dakota.

Real Estate.

We own approximately 268 acres of undeveloped land in Colorado which is currently held for sale. On April 8, 2013, we signed a one year option agreement with Clear Creek County Development Company, LLC (“CCC”) to sell the land for an initial sale price of $1.1 million plus $118 per day after April 8, 2013. The cost of the option is equal to one-half of the annual property taxes which equals approximately $10,000. CCC has the right to extend the option agreement for two additional one year terms under the same terms. If the land is sold, the proceeds will be used to reduce debt.

We report our operations in four segments: Washington Gold, South Dakota Gold, Corporate and assets held for sale. For a summary of financial information concerning these four segments, please refer to the information provided in Note 13 to our Consolidated Financial Statements.

Objective and Strategies

Our primary business objective is to increase long-term returns to shareholders through appreciation in the value of our common shares. To achieve this objective, we intend to grow our assets and our earnings by following three business strategies:

-	enhancing the return from, and the value of, the gaming properties in which we own interest;
-	acquiring or developing additional gaming properties; and
-	assisting in finding financing, developing and/or managing of, or providing consulting services to gaming projects and operating properties.

Current Commercial Casino Projects

Washington Gold – Washington State

On May 12, 2009, through our wholly-owned subsidiary, NG Washington, LLC, we completed an acquisition of three mini-casinos in the state of Washington for $15.75 million. The mini-casinos and related real estate were owned by Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s, Inc., and Gullwing III, LLC (collectively, the “Sellers”) and the transaction was funded by existing cash as well as a $4.0 million note issued to the Sellers. The three mini-casinos are Crazy Moose Casino in Pasco, Coyote Bob's Casino in Kennewick, and Crazy Moose Casino in Mountlake Terrace. Combined, the facilities have a total of 42 table games including Blackjack, Pai Gow poker, Baccarat, Player Banked Poker, Spanish 21, Blackjack-Double Action, Ultimate Hold’em, and Three and Four Card Poker. New games are frequently introduced to keep the customers interested and active. Additional banked table games are permitted along with poker and pull tabs. We believe that Crazy Moose Casino in Mountlake Terrace attracts customers from the Seattle area whereas Crazy Moose Casino in Pasco and Coyote Bob’s Casino, located in the southeast region of Washington State, attract customers from Walla Walla, southeastern Washington State and northeastern Oregon. The three mini-casinos operate with approximately 380 employees and have a total of approximately 306 parking spaces.

On July 23, 2010, through our wholly-owned subsidiary, NG Washington II, LLC, we acquired six additional mini-casinos in the state of Washington and a related administrative center, for $11.07 million, which was comprised of $6.0 million in cash and $5.07 million financed by the prior owner’s senior debt holder. The mini-casinos were acquired through bankruptcy proceedings. The six mini-casinos are Silver Dollar Casinos in SeaTac, Renton, and Bothell, Golden Nugget Casino in Tukwila, Club Hollywood Casino in Shoreline, and Royal Casino in Everett. All of the mini-casinos are located in the Seattle area. Combined, the six facilities have a total of approximately 90 table games including Blackjack, Spanish 21, Player Banked Poker, and other popular banked table games. The six mini-casinos operate with approximately 675 employees, all are located within 25 miles of Seattle and have a total of approximately 1,065 parking spaces. We believe that the casinos attract customers from the Seattle area and western Washington State.

On July 18, 2011, through our wholly-owned subsidiary, NG Washington III, LLC, we completed the acquisition of the Red Dragon mini-casino in Mountlake Terrace, Washington for $1.25 million. As a result, we now own two of the three mini-casinos currently operating in Mountlake Terrace. The transaction was financed by $400,000 in cash, $500,000 in our common stock and $350,000 in two promissory notes payable to the seller, 3 Point Inc. (“3 Point”). See Note 7 of our consolidated financial statements. The Red Dragon mini-casino, has a total of 15 table games including Player Banked Poker, Baccarat, and other popular banked table games. The Red Dragon operates with approximately 90 employees, is located within 14 miles of downtown Seattle and has a total of approximately 122 parking spaces. We believe that the mini-casino attracts customers from the Seattle area and western Washington State.

With these three acquisitions we have become the largest owner of mini-casinos in the state of Washington with ten such facilities, which represent approximately 20% of the state's active mini-casinos. Each mini-casino includes a full service restaurant with bar. The friendly atmosphere is enhanced as good customers are treated to "comps" in the form of free non-alcoholic drinks, free meals, or other internal and external benefits. Collectively our 10 Washington house-banked mini-casinos are referred to herein as “Washington Gold” or “Washington Gold Casinos”.

South Dakota Gold – Deadwood, South Dakota

On January 27, 2012, through our wholly-owned subsidiary, NG South Dakota, LLC, we completed the acquisition of all shares of A.G. Trucano, Son & Grandsons, Inc. (“South Dakota Gold”) for $5.1 million. The transaction was financed by $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers, Michael J. Trucano and Patricia Burns.

South Dakota Gold is a slot machine route operator that has been in business since the legalization of gaming in South Dakota in 1989. As of April 30, 2013, it operated approximately 915 slots at approximately 20 locations in Deadwood, South Dakota, which represent about 26% of the total number of slot machines in that market. Deadwood is a town of 1,300 residents located in the Black Hills, South Dakota, in the southwest corner of the state. The town attracts over a million visitors each year and is a one hour drive from Mount Rushmore and 40-minute drive from Rapid City. Initiated in 1989, Deadwood was the third jurisdiction in the United States to host legalized gambling.

Colorado Grande Casino – Cripple Creek, Colorado

On May 25, 2012, we sold substantially all assets, including any rights in the Colorado Grande name and gaming-related liabilities, of the Colorado Grande Casino to G Investments, LLC (“GI”). We elected to sell the Colorado Grande Casino as a result of receiving an offer at an attractive earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple from GI whose principals own a property in close proximity to the Colorado Grande Casino. As a result of the declining Cripple Creek, Colorado gaming market, this enables the buyer to create synergies not available to us. See Note 22 of our consolidated financial statements. Under the terms of the agreement, the buyer agreed to pay us $3.1 million, of which $800,000 was paid in cash and $2.3 million will be paid through a five year, 6% interest rate promissory note (the “GI Note”). On May 29, 2012, we filed a Form 8-K which provides details regarding the transaction.

Native American Casino Projects

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

At April 30, 2013 and April 30, 2012, our balance sheet reflects a net receivable of $0, net of a $4.6 million valuation allowance, related to the development of gaming/entertainment projects from B. V. Oro, LLC (BVO”). On May 4, 2005, through our wholly-owned subsidiary, Nevada Gold BVR, L.L.C., we acquired a 20% interest in BVD in exchange for an approximately $14.8 million loan and an equity investment of approximately $200,000. BVD is developing a casino for the Buena Vista Rancheria of Me-Wuk Indians, a Native American tribe in Amador County, California. Our initial 20% ownership interest in BVD increased by five percentage points at the end of every six-month period the loan remained outstanding, up to a maximum of an additional 20%, for a total of 40%. As of May 2007, we owned a 40% interest in BVD.

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

According to the principal of BVD, the project continues to slowly progress and he is committed and financially able to continue to fund ongoing expenses until permanent funding is arranged. He has recently informed us that the project has been redesigned to reduce the construction costs by approximately 50%. Also, the investment bank that has been engaged to assist BVD to raise the project funding, with whom we have had prior experience, has indicated to us that they believe project funding will be attained. However, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded a $4.6 million valuation allowance for the total principal and interest due effective as of April 30, 2012.

Other Casino Projects

Speedway

Speedway is a to-be-built hotel and casino on a parcel adjacent to the Las Vegas Motor Speedway in North Las Vegas, Nevada. It is anticipated that, if completed, this project will include a hotel, casino and other amentities. The owner of the parcel, CML-NV Speedway, LLC, an affiliate of Rialto Capital Advisors, LLC (“Rialto”), foreclosed on the prior developer in August of 2011. On April 24, 2012, Rialto and Nevada Gold signed a non-binding Memorandum of Understanding, pursuant to which we where to be involved as the developer, manager, and minority equity holder. However, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, as of October 31, 2013, we recorded a $0.2 million write-off of our capitalized costs invested in the project. We are no longer involved in the project or Rialto.

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

To operate our ten “mini-casinos” in Washington State, each of them is required to maintain a Public Card-room and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the WA Gambling Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of 5% percent or more of any class of our stock) to submit to the WA Gambling Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

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

Colorado

Upon the sale of the Colorado Grande Casino to G Investments, LLC on May 25, 2012, we surrendered our license to operate the Colorado Grande Casino and are no longer subject to the provisions of the Act and the regulations promulgated thereunder.

Nevada

Upon the recommendation of the Nevada Gaming Control Board (the “NV Gaming Board”), on January 26, 2012, the Nevada Gaming Commission (the “NV Gaming Commission” and, collectively with the NV Gaming Board, the “NV Gaming Authorities”) approved our application for registration as a publicly-traded corporation submitted in connection with an acquisition of a 1% interest in The Nugget, a non-restricted gaming licensee located in Reno, NV, by our wholly-owned subsidiary, Nevada Gold Speedway, LLC (“NG Speedway”). Our acquisition of equity in the Nugget required us to file the application. In connection therewith, we, NG Speedway, and certain of our key employees and directors were found suitable by the NV Gaming Authorities. We took this action to accelerate future Nevada acquisitions or management contracts. In May 2013, as permitted by the agreement, the Heaney Trust exercised its right to repurchase our 1% ownership of The Nugget for $1,000. As a result we were licensed in Nevada and remain registered with the Nevada Gaming Control Board as a publicly traded corporation that has been found suitable.

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

Because we are involved in gaming activities outside the State of Nevada, we are required to deposit with the NV Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay for the expenses of investigation by the NV Gaming Board of our participation in gaming in other jurisdictions. The revolving fund is subject to increase or decrease at the discretion of the NV Gaming Commission. Upon our registration and finding of suitability, we are also required to comply with certain other requirements imposed by the NGCA, including reporting requirements.

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

Other Assets

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, LLC, we own approximately 268 acres of undeveloped land in the vicinity of Black Hawk, Colorado. In November of 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of our vacant land asset adjacent to the city of Blackhawk, Colorado, and accordingly, we recorded a pre-tax non-cash charge of $2.3 million to our operating results during the period ended April 30, 2012. The $2.3 million expense is in response to the receipt of an appraisal of the land, which used a market approach, and other external data related to mineral rights, which in the aggregate estimated the value of the land at $1.1 million due to the downturn in vacant Colorado land held for development. In November 2012, the land was reappraised for $1.1 million. This acreage is currently held for sale. On April 8, 2013, we signed a one year option agreement with Clear Creek County Development Company, LLC (“CCC”) to sell the land for an initial sale price of $1.1 million plus $118 per day after April 8, 2013. The cost of the option is equal to one-half of the annual property taxes which equals approximately $10,000. CCC has the right to extend the option agreement for two additional one year terms under the same terms.

Employees

As of April 30, 2013, we employed approximately 1,180 people.

Available Information

We make available on our website (www.nevadagold.com) under “Investor Relations - SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”). These reports are also available at the SEC’s website www.sec.gov.

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

Our success is largely dependent upon the efforts and skills of our key executive officers. The loss of the services of any key executive officer could have a material adverse effect on us. There can be no assurance that we would be able to attract and hire suitable replacements in the event of any such loss of services. We currently have employment agreements with our President/Chief Executive Officer, our Executive Vice President/Chief Financial Officer, our Vice President/Chief Compliance Officer and our Vice President/Washington Operations.

Indebtedness could adversely affect our financial health.

As of April 30, 2013, we had $14.2 million of indebtedness outstanding. On October 7, 2011, we borrowed $11.0 million from Wells Fargo Gaming Capital Advisors, LLC (“Wells Fargo Loan”). The proceeds were used to repay $4.0 million of debt due May 12, 2012, $5.0 million of debt due July 23, 2012, and $2.0 million of debt originally due June 30, 2013 of which the balance has been extended to June 30, 2015. As of April 30, 2013, the principal balance of the Wells Fargo Loan is $9.5 million. As a result of the South Dakota Gold and Washington III acquisitions, we also added an additional $2.1 million of debt of which we owe $1.7 million as of April 30, 2013.

As a result of closing on the Wells Fargo Loan, we incurred $819,455 of deferred loan issue costs which are amortizable over the life of the loan. As a result of a $2,000,000 repayment and renegotiating terms on our $6,000,000 note payable, we recorded a loss on extinguishment of debt of $154,000 and we added approximately $91,000 of deferred loan issue costs to be amortized over the remaining life of the note.

The Wells Fargo Loan has a limited number of financial covenants with which we are in compliance as of April 30, 2013 and the filing date of this document. We are also not permitted to incur additional indebtedness without this lender’s prior approval.

In May of 2012, upon closing the sale of the Colorado Grande Casino, we repaid $800,000 of the $4 million debt due on June 30, 2015. In June of 2012, we added $1.7 million of short-term debt to pay the $2,000 per slot machine registration fee for our South Dakota Gold operation. Since the South Dakota Commission on Gaming requires the entire fee to be paid in advance, the prior owner of the South Dakota Gold has historically financed this obligation with a short-term loan. The $1.7 million loan represents a continuation of that practice. The $1.7 million loan was fully repaid by March 31, 2013.

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

Our success in funding our gaming operations will depend on our ability to generate cash flow from our gaming operations and borrow or refinance $9.5 million by October 7, 2014, $3.1 million by June 30, 2015, and $1.6 million by January 27, 2017. Our ability to generate sufficient cash flow to satisfy our debt obligations will depend on our future operating performance that is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt obligations, we will need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. These measures may not be available to us or, if available, they may not be sufficient to enable us to satisfy our obligations and may restrict our ability to pay operating expenses. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations or fund our gaming operations.

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

We have receivables that are expected to be collected. If we are not able to collect or monetize these assets timely, the lack of such collection may have a negative impact on our projected cash flow. Failure to monetize our recorded assets could have material adverse effects on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Washington Gold Casinos. Real property related leases are as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2014 with an option to renew for two additional terms of two years and five years, respectively. The annual rent for this lease is $157,000.
•	We own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick.
•	Crazy Moose Casino in Pasco has a parking lot lease which expires on December 31 2013. The annual rent for this lease is $6,600.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $238,000, with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $517,000, with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $286,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $700,000, with escalation of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $166,000, with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $360,600, with escalation of 3% annually.
•	Administrative offices lease in Renton expires in December of 2013. The annual rent is $53,000.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $384,000, with escalation of 2% annually.

South Dakota Gold. As a result of acquiring the South Dakota Gold slot route operation, we have the following real property leases:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.
•	Two leases which expired on June 30, 2013 with annual rents of $36,000 and $18,000, respectively. We did not renew the leases.

Colorado Grande Casino. Through our wholly-owned subsidiary, CGE Assets, Inc. (formerly, Colorado Grande Enterprises, Inc.), we leased a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino and hotel facilities. We leased this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande Casino’s adjusted gross gaming revenues, as defined, with an annual cap of $400,000. Starting from April 30, 2012, the annual rent was changed to $252,548 with an option by the landlord to revert to the original rent structure upon obtaining necessary approvals from the Colorado Gaming Commission. Although this lease was assigned to G Investments, LLC as a result of the sale of the Colorado Grande Casino, which occurred on May 25, 2012, we retained contingent liability of the tenant’s obligations under this lease through May 24, 2017.

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, LLC, we own approximately 268 acres of undeveloped land in the vicinity of Black Hawk, Colorado. In November of 2004, the Central City Business Improvement District completed the construction of a new 8.4 mile four-lane road connecting Interstate 70 to Central City, Colorado. Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of our vacant land asset adjacent to the city of Blackhawk, Colorado, and accordingly we recorded a pre-tax non-cash charge of $2.3 million to our operating results for the period ended April 30, 2012. The $2.3 million expense is in response to the receipt of an appraisal of the land, which used a market approach, and other external data related to mineral rights, which in the aggregate estimated the value of the land at $1.1 million due to the downturn in vacant Colorado land held for development. In November 2012, the land was reappraised for $1.1 million. This acreage is currently held for sale. On April 8, 2013, we signed a one year option agreement with Clear Creek County Development Company, LLC (“CCC”) to sell the land for an initial sale price of $1.1 million plus $118 per day after April 8, 2013. The cost of the option is equal to one-half of the annual property taxes which equals approximately $10,000. CCC has the right to extend the option agreement for two additional one year terms under the same terms.

Office Lease. We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on January 15, 2015. The total annual rent, including mandatory common area maintenance (“CAM”) for this space is currently $48,844. The CAM contractually increases five percent effective each January 1.

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

	Fiscal Years Ended
	April 30, 2013		April 30, 2012
	High	Low	High	Low

First Quarter	$1.34	$1.03	$1.66	$1.25
Second Quarter	1.08	0.80	2.23	1.45
Third Quarter	0.91	0.74	2.01	1.12
Fourth Quarter	1.23	0.85	1.73	1.30

Holders of Common Stock

As of July 1, 2013, we had approximately 3,633 holders of our common stock, which includes the number of record holders and participants in security position listings.

Dividends

We have not paid any dividends during the last six fiscal years and our current policy is to retain earnings to provide for our growth and repayment of debt. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2013 including the 1999 Stock Option Plan, as amended, and the 2009 Equity Incentive Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)

Equity Compensation Plans Approved by Security Holders	865,000	$1.08	875,000
Equity Compensation Plans Not Approved by Security Holders	--	$--	--
Total	865,000	$1.08	875,000

Recent Sales of Unregistered Securities

On January 27, 2012, pursuant to a Stock Purchase Agreement dated October 18, 2011, as amended on January 27, 2012, among Nevada Gold & Casinos, Inc., NG South Dakota, LLC, the stockholders of A.G. Trucano, Son & Grandsons, Inc. and A.G. Trucano, Son & Grandsons, Inc., we issued 13,223 shares of our common stock to Michael J. Trucano, in capacity as the seller’s representative, as a part of the total purchase price consideration of $5.1 million for the acquisition of all shares of A.G. Trucano, Son & Grandsons, Inc., the owner of the South Dakota Gold slot route operation in Deadwood, South Dakota. The shares, valued at $24,991, were issued in reliance of the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The stock certificate issued pursuant to the Agreement contained a restrictive legend in accordance with Rule 144 of the Act.

Issuer Purchases of Equity Securities

During the years ended April 30, 2013 and April 30, 2012, we did not repurchase any shares.

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

Goodwill, Other Intangible, and Other Long-Lived Assets

In connection with our acquisitions of the ten Washington mini-casinos from May 12, 2009 to July 18, 2011, and the acquisition of the South Dakota Gold slot route operation in South Dakota on January 27, 2012, we have goodwill and identifiable intangible assets of $22.7 million, net of amortization. Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is one level below an operating segment. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming segment.

We use earnings before interest, taxes, depreciation, amortization, non-cash goodwill and other long-lived asset impairment charges, litigation charges, non-cash foreign currency transaction gains and losses, and net losses/gains from asset dispositions as the measure for future earnings in our impairment test (“EBITDA”). Management estimates future adjusted EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of adjusted EBITDA rates based on industry standards ranging from 5.5 to 7.5 times adjusted EBITDA when we estimated fair values of our operating facilities as of April 30, 2013.

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

	Fiscal Year Ended
	April 30, 2013	April 30, 2012
Food and beverage	$3,302,772	$4,801,738
Other	147,185	115,968
Total cost of complimentary services	$3,449,957	$4,917,706

Accrued Jackpot Liability

We accrue slot jackpot liability as games are played under a matching concept of coin-in. In addition, as of April 30, 2013 and April 30, 2012, we also maintained approximately $1,306,000 and $1,787,000, respectively, in player-supported jackpot accrued liability. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

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

To fully recognize our net deferred tax assets, we must achieve future taxable income of approximately $2.8 million. These earnings will be achieved through our operating properties and increased revenues from future acquisitions. We believe that such earnings will be sufficient to fully utilize current NOLs.

We have federal net operating losses of approximately $2.8 million which expire from 2029 to 2033.

A summary of our deferred tax assets and liabilities is presented in the table below:

	April 30, 2013	April 30, 2012
Deferred tax assets:
Net operating loss carryforwards	$954,742	$1,280,810
Fixed assets	98,151	61,720
Stock options	278,283	662,523
Impairment of notes receivable and goodwill	3,417,478	3,609,313
Revenue not recognized for tax reporting and other	109,660	195,633
Capitalized acquisition costs	59,110	-
Prepaid expenses	194,789	-
Other	67,123	3,129
Total deferred tax assets	5,179,336	5,617,495
Deferred tax liabilities:
Amortization of intangibles	(408,654)	(529,583)
Total deferred tax liabilities	(408,654)	(333,950)
Net deferred tax assets before valuation allowance	4,770,682	5,283,545
Valuation allowance	(32,309)	(32,309)
Net deferred tax assets	$4,738,373	$5,251,236

Reconciliations between the statutory federal income tax expense rate of 34.0% in the fiscal years ended April 30, 2013 and April 30, 2012 and our effective income tax rate as a percentage of income before income tax benefit is as follows:

	Years Ended
	April 30, 2013		April 30, 2012
	Percent	Dollars	Percent	Dollars

Income tax benefit at statutory federal rate	34.0	$186,921	(34.0)	$(3,328,964)

Permanent differences:

Write-off of expired or forfeited stock options	78.4	431,124	0.0	-
True-up of cumulative temporary differences and other	(19.1)	(105,183)	(0.2)	(22,812)
Effective income tax rate	93.3	$512,862	(34.2)	$(3,351,776)

Accrued Litigation Liability

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimative, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2013 and 2012, we did not record any accrued litigation liability.

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

The following describes the valuation methodologies used by us to measure fair value:

Real estate held for sale is recorded at carrying value and tested for impairment annually or more frequently, if impairment indicators arise, using third party valuations (see Note 20 of our Consolidated Financial Statements).

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

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming facilities. Our gaming facility operations are located in the United States of America (the “U.S.”), specifically in the states of Washington, South Dakota and, until recently, Colorado. On April 25, 2005, we acquired the Colorado Grande Casino in Cripple Creek, Colorado, which we sold on May 25, 2012. On May 12, 2009, we acquired three mini-casinos in Washington State. On July 23, 2010, we acquired six additional mini-casinos and, on July 18, 2011, we acquired one more mini-casino in Washington State. On January 27, 2012, we acquired all of the shares of A.G. Trucano, Son and Grandsons, Inc. (“South Dakota Gold”), a slot machine route operation in Deadwood, South Dakota. Our business strategy will continue to focus on gaming projects with a continued emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs and our profitability can be expected to increase. Our net revenues from continuing operations were $65.9 million and $55.6 million for the fiscal years April 30, 2013 and 2012, respectively.

We hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows (see Note 4 to the Consolidated Financial Statements):

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
	(Percent)
Nevada Gold Speedway, LLC (1)	100	100	$-	$209,305
Nugget (2)	1	1	-	26,000
Other (3)	100	100.00	56,959	20,050
Total investments– development projects			$56,959	$255,355

(1)	Deposit and acquisition costs related to management and technical services contract for a to-be-built casino and hotel in North Las Vegas, Nevada. As of April 30, 2013, we are no longer involved with this project.
(2)	Costs incurred with acquisition of 1% of The Nugget Casino in Reno, Nevada to obtain a Nevada gaming license.
(3)	Development costs incurred for other development projects.

The following table sets forth our consolidated results of operations for the three months and fiscal years ended April 30, 2013, and April 30, 2012:

Consolidated Statements of Operations

	Three Months Ended		Twelve Months Ended
	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012
Revenues:
Casino	$14,460,843	$14,269,776	$57,592,806	$47,445,348
Food and beverage	2,510,539	3,060,696	10,103,913	11,409,426
Other	634,239	762,920	2,608,837	2,456,028
Gross revenues	17,605,621	18,093,392	70,305,556	61,310,802
Less promotional allowances	(1,086,239)	(1,525,298)	(4,381,638)	(5,682,168)
Net revenues	16,519,382	16,568,094	65,923,918	55,628,634

Expenses:
Casino	8,100,186	8,123,667	32,767,931	25,596,310
Food and beverage	1,270,391	1,084,429	4,838,447	4,202,546
Marketing and administrative	4,095,165	4,692,780	16,652,746	16,750,411
Facility	564,070	582,520	2,270,774	2,112,397
Corporate and legal expense	795,360	756,113	4,051,972	3,661,354
Depreciation and amortization	498,764	628,144	2,126,888	2,004,311
Acquisition costs	-	82,966	-	173,852
Valuation allowance of assets	-	4,574,904	-	6,848,870
(Recovery) write-off of project development costs	-	(10,249)	257,733	(10,249)
Valuation allowance of project development costs	-	1,700,000	-	1,700,000
Other	138,204	213,659	558,757	594,764
Total operating expenses	15,462,140	22,428,933	63,525,248	63,634,566
Operating income (loss) from continuing operations	1,057,242	(5,860,839)	2,398,670	(8,005,932)
Non-operating income (expenses):
Loss on settlements - sale of assets	(986)	(32,092)	(6,081)	(54,746)
Unrealized gains and losses on available-for-sale securities	-	-	-	-
Interest income	34,398	42,524	120,349	171,075
Interest expense	(345,512)	(400,634)	(1,494,989)	(1,552,948)
Amortization of loan issue costs	(81,643)	(74,765)	(329,387)	(194,249)
Loss on extinguishment of debt	-	-	-	(154,270)
Income (loss) before income tax	663,499	(6,325,806)	688,562	(9,791,070)
Income tax (expense) benefit	(211,065)	1,994,383	(560,052)	3,351,776
Net income (loss) from continuing operations	$452,434	$(4,331,423)	128,510	(6,439,294)
Net loss from operations held for sale, net of taxes	-	(996,649)	(91,603)	(1,489,290)
Net income (loss)	$452,434	$(5,328,072)	$36,907	$(7,928,584)
Per share information:
Net income (loss) per common share - basic and diluted for continuing operations	$0.03	$(0.27)	$0.01	$(0.45)

Net loss per common share - basic and diluted for discontinued operations	$-	$(0.06)	$(0.01)	$(0.10)

Basic weighted average number of shares outstanding	16,065,719	15,893,950	15,997,546	14,381,896

Diluted weighted average number of shares outstanding	16,110,304	15,893,950	16,020,789	14,381,896

The accompanying notes are an integral part of these consolidated financial statements.

Comparison of the Three Months Ended April 30, 2013 and April 30, 2012

Net revenues. Net revenues for the three months ended April 30, 2013 were flat at $16.5 million when compared to the same period ended April 30, 2012. Casino revenues increased $0.2 million or 1.3%, mainly due to improved hold percentage at our Washington Gold properties. Food and beverage revenues decreased $0.6 million or 18.0%, mainly as a result of the Washington properties no longer recording complimentary revenue for soft drinks. As a result of this, our promotional allowances also decreased $0.4 million for the three month period ended April 30, 2013. Other revenues decreased $0.1 million or 16.9%.

Total operating expenses. Total operating expenses for the three months ended April 30, 2013 decreased 31.0%, or $7.0 million, to $15.5 million compared to the same period ended April 30, 2012. Operating expenses specifically related to the casinos were flat and marketing and administrative decreased $0.6 million due to reduced special events and promotions and recording of a $0.3 million non-cash deferred rent escalation last year versus $0.1 million in the current year. We also saw a decrease in depreciation and amortization expense of $0.1 million directly related to the expiration of annualized amortization of the non-compete agreement relating to our 2009 acquisition of three Washington properties. Corporate and legal expenses were flat while acquisition expenses decreased $0.1 million due to the South Dakota Gold acquisition in the fourth quarter of fiscal 2012. In the three months ended April 30, 2012, based on Level 3 analysis we also recorded several non-cash transactions including a $4.6 million valuation allowance related to our BVO/BVD receivable and a $1.7 million valuation allowance related to our Big City Capital note receivables. These valuation allowances did not relate to our on-going operations in Washington, South Dakota, or the Corporate offices.

Interest income, interest expense, and amortization of loan issue costs. Interest expense for the three months ended April 30, 2013 decreased 13.8%, or $55,000, to $0.3 million compared to the three months ended April 30, 2012. The decrease is due to repayment of $2.3 million of debt during the fiscal year. Interest income for three months ended April 30, 2013 remained consistent with the three months ended April 30, 2012. Amortization of loan issue costs were $82,000 and $75,000 for the three months ended April 30, 2013 and April 30, 2012, respectively.

Net income (loss) from continuing operations. Net income from continuing operations for the three month period ended April 30, 2013, was $0.5 million income compared to a $(4.3) million loss for the three month period ended April 30, 2012. The difference is mainly related to the prior year recording of the pre-tax $1.7 million valuation allowance on the Big City Capital note, the $4.6 million valuation allowance of the BVD/BVO Receivable and accrued interest, and the $0.3 million recording of deferred rent escalation versus $0.1 million in the current year.

Operations held for sale. We did not have operations held for sale during the three months ended April 30, 2013. During the three months ended April 30, 2012, we had one operation under contract to be sold. During that period we recorded net revenues for assets of operations held for sale of $1.5 million, total expenses of $2.1 million, and a pre-tax net loss of $0.7 million. The loss primarily related to a $0.6 million impairment of tax assets related to the sale of the Colorado Grande.

Comparison of Fiscal Years Ended April 30, 2013 and April 30, 2012

Net revenues. Net revenues for the fiscal year ended April 30, 2013 increased 18.5%, or $10.3 million, to $65.9 million compared to the fiscal year ended April 30, 2012. Casino revenues increased $10.1 million, or 21.4% due to recording a full year of revenues related to the South Dakota Gold slot route operation versus only three months during the fiscal year ended April 30, 2012. Food and beverage revenues decreased $1.3 million, or 11.4%, mainly as a result of the Washington properties no longer recording complimentary revenue for soft drinks. As a result of this, our promotional allowances also decreased $1.3 million for the twelve month period ended April 30, 2013. Other revenues increased $0.2 million or 6.2%.

Total operating expenses. Total operating expenses for the fiscal year ended April 30, 2013 were flat at $63.5 million when compared to the fiscal year ended April 30, 2012. Operating expenses specifically related to the casinos increased $7.1 million, or 29.2%, food and beverage expenses increased $0.6 million, or 15.1%, marketing and administrative decreased $0.1 million, or 1.0%, despite the increase in net revenues. We also saw an increase in depreciation and amortization expense of $0.1 million directly related to additional amortization of intangible assets and depreciation on the fixed assets from the South Dakota Gold acquisition. Corporate and legal expenses increased $0.4 million or 10.7% due the recording of $0.6 million of severance expense for the former CEO and other Houston office employees and $0.1 million for the relocation of our corporate office to Las Vegas. During fiscal year 2012, we recorded a $2.3 million non-cash impairment related to the undeveloped land in Colorado, plus several non-cash transactions including a $0.3 million recording of deferred rent escalation, a $1.7 million valuation allowance related to the Big City Capital note receivable and a $4.6 million valuation allowance on the BVD/BVO receivable and its accrued interest. These valuation allowances do not relate to our on-going operations in Washington, South Dakota, or the Corporate offices.

Interest income, interest expense, and amortization of loan issue costs. Interest expense for the fiscal year ended April 30, 2013 decreased 3.7%, or $0.1 million, to $1.5 million compared to the fiscal year ended April 30, 2012. The decrease is primarily the result of repayment of $2.3 million of debt during the year. Interest income for the fiscal year ended April 30, 2013 was relatively flat when compared to the same period ended April 30, 2012. In the fiscal year ended April 30, 2012, we recorded a loss on extinguishment of debt of $154,000 related to the refinancing of our long-term debt. Amortization of loan issue costs were $329,000 and $194,000 for the fiscal years ended April 30, 2013 and April 30, 2012, respectively. The increase in amortization was also due to the refinancing of our long-term debt during the fiscal year ended April 30, 2012.

Income taxes. The effective tax rate for the year ended April 30, 2013 was 93.3%. The rate for the year is high when compared to the federal statutory rate of 34% primarily due to tax expense of $0.4 million related to write-off of deferred tax assets that corresponded to stock options that expired or were forfeited. Excluding the impact of the write-off of deferred tax assets related to stock options that expired or were forfeited our effective tax rate would be 34.8%. The effective tax rate for the fiscal years ended April 30, 2013 and 2012 was a tax expense of 93.3% versus a benefit of (34.2%), respectively.

Net income (loss) from continuing operations. The fiscal year ended April 30, 2013 reflects net income of $0.1 million compared to a net loss of $(6.4) million for the fiscal year ended April 30, 2012. The increase is primarily related to $10.3 milllion additional net revenues for fiscal 2013, offset by $7.8 million of related operating expenses, $0.7 million of severance expenses, recording no acquisition costs in fiscal year 2013, versus $0.2 million in fiscal year 2012, $0.3 million write-off of project development costs in fiscal 2013 versus $0.0 million in fiscal 2012, net additional depreciation and amortization of $0.1 million in fiscal 2013 versus 2012, additional amortization of loan issuance costs of $0.1 million, $0 loss on sale of assets, while in fiscal 2012 we recorded non-cash expenses for a $2.3 million impairment of the undeveloped land in Colorado, a $1.7 million valuation allowance on the Big City Capital note, a $4.6 million valuation allowance on the BVO Receivable and its accrued interest, a $0.3 million of deferred rent escalation compared to $0.1 million in fiscal 2013, and a $0.2 million loss on extinguishment of debt, offset by a tax benefit of $3.4 million for fiscal year 2012 versus a tax expense of $0.5 million for fiscal year 2013.

Operations held for sale. For the year ended April 30, 2013, we recorded a net loss of $0.1 million primarily related to the completion of tax related matters associated with assets of operations held for sale. For the year ended April 30, 2012 we recorded net revenues for assets of operations held for sale of $5.2 million offset by total expenses of $6.3 million. After-tax net loss was $0.1 million and $1.5 million for the fiscal years ended April 30, 2013 and April 30, 2012, respectively. The loss in the fiscal year ended April 30, 2012 partly relates to a $0.6 million impairment of tax assets related to the sale of the Colorado Grande.

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

The following table shows adjusted EBITDA by operating unit for the three months ended April 30, 2013 and April 30, 2012:

	For the three months ended April 30, 2013
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$15,205,564	$2,400,057	$-	$17,605,621
Less promotional allowances	(1,038,030)	(48,209)	-	(1,086,239)
Net revenues	14,167,534	2,351,848	-	16,519,382

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, and impairments)	11,922,206	2,204,817	676,670	14,803,693
Adjusted EBITDA	$2,245,328	$147,031	$(676,670)	$1,715,689

	For the three months ended April 30, 2012
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$15,743,732	$2,349,660	$-	$18,093,392
Less promotional allowances	(1,520,013)	(5,285)	-	(1,525,298)
Net revenues	14,223,719	2,344,375	-	16,568,094
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, and impairments)	12,188,684	2,170,522	756,113	15,115,319
Adjusted EBITDA	$2,035,035	$173,853	$(756,113)	$1,452,775

The following table shows adjusted EBITDA by operating unit for the twelve months ended April 30, 2013 and April 30, 2012:

	For the twelve months ended April 30, 2013
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$59,807,753	$10,497,803	$-	$70,305,556
Less promotional allowances	(4,313,644)	(67,994)	-	(4,381,638)
Net revenues	55,494,109	10,429,809	-	65,923,918

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	47,623,120	9,357,269	3,181,347	60,161,736
Adjusted EBITDA	$7,870,989	$1,072,540	$(3,181,347)	$5,762,182

	For the twelve months ended April 30, 2012
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$58,929,603	$2,381,199	$-	$61,310,802
Less promotional allowances	(5,676,785)	(5,383)	-	(5,682,168)
Net revenues	53,252,818	2,375,816	-	55,628,634
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock option grants, and impairments)	46,719,086	2,199,493	3,322,221	52,240,800
Adjusted EBITDA	$6,533,732	$176,323	$(3,322,221)	$3,387,834

Adjusted EBITDA reconciliation for the three months and fiscal years ended April 30, 2013 and April 30, 2012:

Adjusted EBITDA reconciliation to net income (loss):

	For the quarter ended (unaudited)
	April 30, 2013	April 30, 2012

Net Income (loss)	$452,434	$(5,328,072)
Add:
Income tax (benefit) expense	211,065	(1,994,383)
Net interest expense	392,757	432,875
Loss on sale of assets	986	32,902
Stock option and ESPP grants	13,620	-
Relocation expenses	127,029	-
Loss on operations held for sale	-	996,649
Acquisition expenses	-	82,966
Depreciation and amortization	498,764	628,144
Deferred rent escalation	19,034	337,849
Impairments, write-offs, recoveries, net	-	6,264,655
Adjusted EBITDA	$1,715,689	$1,452,775

Adjusted EBITDA reconciliation to net income (loss):

	For the fiscal year ended
	April 30, 2013	April 30, 2012

Net Income (loss)	$36,907	$(7,928,584)
Add:
Income tax (benefit) expense	560,052	(3,351,776)
Net interest expense	1,704,027	1,576,122
Loss on extinguishment of debt	-	154,270
Loss on sale of assets	6,081	54,746
Severance expenses	637,868	-
Relocation expenses	127,029	-
Stock option and Employee Stock Purchase Plan grants	137,858	339,133
Loss on operations held for sale	91,603	1,489,290
Acquisition expenses	-	173,852
Depreciation and amortization	2,126,888	2,004,311
Deferred rent escalation	76,136	337,849
Impairments, write-offs, recoveries, net	257,733	8,538,621
Adjusted EBITDA	$5,762,182	$3,387,834

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the fiscal years ended April 30, 2013 and April 30, 2012:

	Fiscal Years Ended
	April 30, 2013	April 30, 2012
Cash provided by (used in):
Operating activities	$3,019,206	$2,132,063
Investing activities	$704,194	$(4,820,702)
Financing activities	$(2,199,642)	$2,232,690

Operating activities. Net cash provided by operating activities during the fiscal year ended April 30, 2013 increased $0.9 million compared to the same period in the fiscal year ended April 30, 2012. This increase resulted mainly from the $8.0 million increase in net income, a $3.6 million decrease of net deferred income tax assets and a net decrease of $ 1.2 to operating assets and liabilities, offset by $9.1 million net decrease in valuation allowances and write-off of capitalized costs, and $0.3 million decreased amortization of deferred rent.

Investing activities. Net cash provided by investing activities during the fiscal year ended April 30, 2013 increased to $0.7 million compared to $4.8 million used during the fiscal year ended April 30, 2012. The increase of funds is primarily due to a net $3.3 million decrease of property and equipment purchases primarily due to the acquisition of South Dakota Gold last year, a $0.5 million reduction in restricted cash pertaining to player-supported jackpots versus a $0.8 million increase of restricted cash in the prior fiscal year, and the collection of $0.8 million from the sale of discontinued operations in the fiscal year ended April 30, 2013.

Financing activities. Net cash used in financing activities was $2.2 million for fiscal year ended April 30, 2013 compared to $2.2 million net cash provided by financing activities for fiscal year ended April 30, 2012. During the fiscal year ended April 30, 2012 we issued common stock for which we received a net $3.9 million, which was used to acquire South Dakota Gold, offset by $0.9 million loan issuance costs and $0.9 million of debt repayment whereas during fiscal year ended April 30, 2013 we borrowed $1.7 million to pay the State of South Dakota for annual device fees which was fully repaid during the fiscal year and reflected as part of the $4.0 million repayment of debt.

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

The 268 acres in Black Hawk, CO are currently for sale. If the acreage is sold we will use the proceeds to reduce debt.

As of April 30, 2013, excluding restricted cash of $1.3 million, we had cash and cash equivalents of $6.7 million. The restricted cash consists of approximately $1.3 million of player-supported jackpots.

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

Liquidity

The current ratio is an indication of a company's market liquidity and ability to meet creditor's demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3 for healthy businesses. If a company's current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management. The table below shows as of April 30, 2013, we have a 1.81 ratio, sufficient to service debt and maintain operations.

		Current Ratio as of April 30, 2013
Current Ratio	Current Assets	$9,920,498	1.81
	Current Liabilities	$5,465,998

Indebtedness

As of April 30, 2013, outstanding indebtedness was $14.2 million, of which $1.3 million is due by April 30, 2014.

On October 7, 2011, we closed on the Wells Fargo Loan, the proceeds of which were used to refinance debt and pay fees associated with the loan. Proceeds from the loan were used to repay debt of $4.0 million due May 12, 2012, $5.0 million due July 23, 2012, and $2.0 million due June 30, 2013. As part of the transaction, we extended $4.0 million of debt due June 30, 2013 to June 30, 2015. The Wells Fargo Loan matures on October 7, 2014 and bears annual interest of LIBOR, with a 0.25% floor, plus 9.5%. The accrued interest is due monthly along with $250,000 principal payments that are due quarterly. We also have $3.1 million of debt that is due June 30, 2015 with an 11.5% annual interest rate. The accrued interest is due monthly.

The Wells Fargo Loan has a limited number of financial covenants with which we are in compliance as of April 30, 2013 and the filing date of this document. We are also not permitted to incur additional indebtedness without this lender’s prior approval.

Following the sale of the Colorado Grande Casino on May 25, 2012 (see Note 22 of our Consolidated Financial Statements), we repaid $0.8 million of the $4.0 million debt from the cash proceeds we received from this sale. In addition, we are required to use all payments we receive pursuant to the GI Note to further pay down the $4.0 million debt.

As a result of the South Dakota Gold acquisition, we issued three promissory notes. The first promissory note, in the principal amount of $1,425,000, is due on January 27, 2017 and bears an interest rate of 6% per annum. It is to be repaid in fifty nine monthly principal installments of $10,000 plus all accrued and unpaid interest, starting on February 27, 2012. The second promissory note, in the principal amount of $400,000, with a stated 0% interest rate and an imputed interest rate of 6%, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, the first installment being payable on February 27, 2012. The third promissory note, in the principal amount of $60,324, with a stated 0% interest rate and an imputed interest rate of 6%, matured and was repaid on January 27, 2013.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements Adopted

Intangibles — Goodwill and Other

In July of 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinate-Lived Assets for Impairment.” Under the amendments in this guidance, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impairmed as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles-Goodwill and Other-General Intangibles Other than Goodwill”. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. These amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The new guidance did not have a material effect on our consolidated financial statements.

Comprehensive Income

In 2012, the Company adopted applicable guidance that requires presenting the total of comprehensive income, the components of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company applied the guidance retrospectively and elected to present the total of comprehensive income in a single continuous statement. The adoption of the guidance did not have an impact on the Company’s financial position or results of operations.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management, including our CEO and CFO, has concluded that the internal control over financial reporting was effective as of April 30, 2013.

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

(a)(1) Financial Statements.

Included in Part II, Item 8 of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2013 and April 30, 2012

Consolidated Statements of Operations for fiscal years ended April 30, 2013 and April 30, 2012

Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2013 and April 30, 2012

Consolidated Statements of Cash Flows for fiscal years ended April 30, 2013 and April 30, 2012

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001 and incorporated herein by reference).

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002 and incorporated herein by reference).

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004 and incorporated herein by reference).

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference).

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A filed June 4, 1999, file no. 333-79867, and incorporated herein by reference).

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8 filed June 22, 2005, file no. 333-126027, and incorporated herein by reference).

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on April 14, 2009, file no. 333-158576, and incorporated herein by reference).

4.4	Nevada Gold & Casinos, Inc.’s 2010 Employee Stock Purchase Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on October 12, 2010, file no. 333-169892, and incorporated herein by reference).

10.1	Asset Purchase Agreement dated March 12, 2009 among Crazy Moose Casino, Inc., Crazy Moose Casino II, Inc., Coyote Bob’s, Inc. and Gullwing III, LLC, as sellers, and NG Washington, LLC, as purchaser, and the Exhibits thereto (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed March 13, 2009 and incorporated herein by reference).

10.2	Asset Purchase Agreement dated April 14, 2010 between NG Washington II, LLC, as buyer, and Grant Thornton, Ltd, as receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Inc., Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc., and Silver Dollar Mill Creek, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K/A filed April 23, 2010 and incorporated herein by reference).

10.3	Amendment to the Asset Purchase Agreement dated April 14, 2010 between NG Washington II, LLC, as buyer, and Grant Thornton, Ltd, in its capacity as court-appointed receiver for Big Nevada, Inc., Gameco, Inc., Gaming Consultants, Inc., Gaming Management, Inc., Golden Nugget Tukwila, Inc., Hollydrift Gaming, Inc., Little Nevada, Inc., Mill Creek Gaming, Inc., Royal Casino Holdings, Inc. and Silver Dollar Mill Creek, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 29, 2010 and incorporated herein by reference).

10.4	Stock Purchase Agreement dated October 18, 2011 by and among Nevada Gold & Casinos, Inc., NG South Dakota, LLC, the stockholders of A.G. Trucano, Son & Grandsons, Inc. and A.G. Trucano, Son & Grandsons, Inc. and the Exhibits thereto (filed previously as Exhibit 10.17 to the Company’s Form 10-Q/A filed December 16, 2011 and incorporated herein by reference).

10.5	First Amendment to the Stock Purchase Agreement dated October 18, 2011 by and among Nevada Gold & Casinos, Inc., NG South Dakota, LLC, the stockholders of A.G. Trucano, Son & Grandsons, Inc. and A.G. Trucano, Son & Grandsons, Inc. and the form of a Third Promissory Note filed in connection therewith (filed previously as Exhibits 10.1 and 10.2, respectively, to the Company’s Form 8-K filed February 2, 2012 and incorporated herein by reference).

10.6	Asset Purchase Agreement dated May 20, 2011 among 3Point, Inc., as seller, Geordie Sze, as stockholder, and NG Washington III, LLC, as purchaser, and the Exhibits thereto (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 23, 2011 and incorporated herein by reference).

10.7	Asset Purchase Agreement dated November 23, 2011 between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser, and the Exhibits thereto (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed November 30, 2011 and incorporated herein by reference).

10.8	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 29, 2012 and incorporated herein by reference).

10.9	Third Amended and Restated Promissory Note dated May 25, 2012 issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers, as her separate property (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed June 1, 2012 and incorporated herein by reference).

10.10	May 2012 Amended and Restated Security Agreement dated May 25, 2012 between Nevada Gold & Casinos, Inc. and Louise H. Rogers, as her separate property (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed June 1, 2012 and incorporated herein by reference).

10.11	Credit Agreement dated October 7, 2011 by and among Wells Fargo Gaming Capital, LLC, in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC, as borrowers (filed previously as Exhibit 10.1 to the Company’s Form 8-K/A filed October 28, 2011 and incorporated herein by reference).

10.12	Guaranty and Security Agreement dated October 7, 2011 among Nevada Gold & Casinos, Inc., certain grantors listed on the signature page and Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.2 to the Company’s Form 8-K/A filed October 28, 2011 and incorporated herein by reference).

10.13	Intercompany Subordination Agreement dated October 7, 2011 by and among certain obligors listed on the signature page in favor of Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.3 to the Company’s Form 8-K/A filed October 28, 2011 and incorporated herein by reference).

10.14	Intercreditor Agreement dated October 7, 2011 by and between Wells Fargo Gaming Capital, LLC, in capacity as administrative agent, and Louise H. Rogers (filed previously as Exhibit 10.4 to the Company’s Form 8-K/A filed October 28, 2011 and incorporated herein by reference).

10.15	Amendment Number One to Credit Agreement and Waiver dated March 30, 2012 by and among Wells Fargo Gaming Capital, LLC, in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC, as borrowers (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2012 and incorporated herein by reference).

10.16	Joinder No. 1 dated March 30, 2012 to Guaranty and Security Agreement dated October 7, 2011 among Nevada Gold & Casinos, Inc., certain Grantors listed on the signature page and Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 3, 2012 and incorporated herein by reference).

10.17	Joinder No. 1 dated March 30, 2012 to Intercompany Subordination Agreement dated October 7, 2011 by and among certain Obligors listed on the signature page in favor of Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed April 3, 2012 and incorporated herein by reference).

10.18	Intercreditor Agreement dated March 30, 2012 by and between Wells Fargo Gaming Capital, LLC, in capacity as agent, and Michael J. Trucano, in capacity as sellers’ representative (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed April 3, 2012 and incorporated herein by reference).

10.19	Credit Agreement dated June 27, 2012 by and among Wells Fargo Gaming Capital, LLC, as administrative agent, the Lenders that are parties thereto, Nevada Gold & Casinos, Inc., as parent, and A.G. Trucano, Son & Grandsons, Inc., as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2012 and incorporated herein by reference).

10.20	Guaranty and Security Agreement dated June 27, 2012 among Nevada Gold & Casinos, Inc., certain Grantors listed on the signature page and Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed July 3, 2012 and incorporated herein by reference).

10.21	Intercompany Subordination Agreement dated June 27, 2012 by and among certain Obligors listed on the signature page in favor of Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibit 10.3 to the Company’s Form 8-K filed July 3, 2012 and incorporated herein by reference).

10.22	Amendment Number Two to Credit Agreement dated October 7, 2011 by and among Wells Fargo Gaming Capital, LLC, in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC, as borrowers (filed previously as Exhibit 10.4 to the Company’s Form 8-K filed July 3, 2012 and incorporated herein by reference).

10.23	Intercreditor Agreement and Subordination dated June 27, 2012 by and between Wells Fargo Gaming Capital, LLC, as administrative agent, and Michael J. Trucano, as sellers’ representative (filed previously as Exhibit 10.5 to the Company’s Form 8-K filed July 3, 2012 and incorporated herein by reference).

10.24	Purchase Agreement dated November 25, 2009 between Nevada Gold BVR, LLC and B.V. Oro, LLC (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 12, 2008 and incorporated herein by reference).

10.25(+)	Employment Agreement dated January 24, 2011 by and between Robert B. Sturges and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 25, 2011 and incorporated herein by reference).

10.26(+)	Employment Agreement dated February 4, 2011 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed February 4, 2011 and incorporated herein by reference).

10.27(+)	Employment Agreement dated April 14, 2011 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2011 and incorporated herein by reference).

21.1(*)	Subsidiaries of Nevada Gold & Casinos, Inc.

23.1(*)	Consent of Independent Registered Public Accounting Firm.

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(†)	XBRL Instance Document

101.SCH(†)	XBRL Taxonomy Schema

101.CAL(†)	XBRL Taxonomy Calculation Linkbase

101.DEF(†)	XBRL Taxonomy Definition Linkbase

101.LAB(†)	XBRL Taxonomy Label Linkbase

101.PRE(†)	XBRL Taxonomy Presentation Linkbase

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

Date: July 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s /WILLIAM J. SHERLOCK
William J. Sherlock	Chairman of the Board of Directors	July 29, 2013
/s/ WILLIAM G. JAYROE
William G. Jayroe	Director	July 29, 2013
/s/ FRANK CATANIA
Frank Catania	Director	July 29, 2013
/s/ FRANCIS M. RICCI
Francis M. Ricci	Director	July 29, 2013
/s/ WAYNE H. WHITE
Wayne H. White	Director	July 29, 2013
/s/ MICHAEL P. SHAUNNESSY	President and Chief Executive Officer
Michael P. Shaunnessy	(Principal Executive Officer)	July 29, 2013
/s/ JAMES J. KOHN	EVP and Chief Financial Officer
James J. Kohn	(Principal Financial and Accounting Officer)	July 29, 2013

Index to Consolidated Financial Statements

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2013 and April 30, 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2013 and April 30, 2012 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 28, 2013

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	April 30,	April 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,723,919	$5,200,161
Restricted cash	1,306,487	1,787,068
Accounts receivable	445,481	653,433
Prepaid expenses	854,092	909,834
Notes receivable, current portion	216,596	20,600
Other current assets	373,923	354,817
Assets of operations held for sale	-	33,601
Total current assets	9,920,498	8,959,514

Investments in development projects	56,959	255,355
Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	2,082,853	-
Goodwill	16,103,583	16,090,799
Identifiable intangible assets, net of accumulated amortization of $4,413,439 and $3,201,868 at April 30, 2013 and April 30, 2012, respectively	6,570,882	7,782,453
Property and equipment, net of accumulated depreciation
of $2,599,940 and $1,785,064 at April 30, 2013 and
April 30, 2012, respectively	5,028,122	5,399,103
Deferred tax asset, net	4,738,373	5,251,236
Other assets	922,716	1,219,356
Assets of operations held for sale	-	3,115,097
Total assets	$46,523,986	$49,172,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,024,465	$2,176,545
Accrued interest payable	34,393	61,141
Other accrued liabilities	2,127,140	2,632,067
Long-term debt, current portion	1,280,000	1,400,324
Liabilities of operations held for sale	-	23,699
Total current liabilities	5,465,998	6,293,776
Other long term liabilities	421,253	337,849
Long-term debt, net of current portion	12,930,000	15,155,000
Total liabilities	18,817,251	21,786,625

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000
shares authorized; 16,864,122 and 16,707,205 shares issued and 16,081,285 and 15,924,368 shares outstanding at April 30, 2013, and April 30, 2012, respectively	2,023,705	2,004,865
Additional paid-in capital	24,419,858	24,155,158
Retained earnings	8,200,746	8,163,839
Treasury stock, 782,837 shares at April 30, 2013 and April 30, 2012, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	27,706,735	27,386,288
Total liabilities and stockholders' equity	$46,523,986	$49,172,913

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	April 30,	April 30,
	2013	2012
Revenues:
Casino	$57,592,806	$47,445,348
Food and beverage	10,103,913	11,409,426
Other	2,608,837	2,456,028
Gross revenues	70,305,556	61,310,802
Less promotional allowances	(4,381,638)	(5,682,168)
Net revenues	65,923,918	55,628,634

Expenses:
Casino	32,767,931	25,596,310
Food and beverage	4,838,447	4,202,546
Marketing and administrative	16,652,746	16,750,411
Facility	2,270,774	2,112,397
Corporate and legal expense	4,051,972	3,661,354
Depreciation and amortization	2,126,888	2,004,311
Other	558,757	594,764
(Recovery) write-off of project development costs	257,733	(10,249)
Acquisition costs	-	173,852
Valuation allowance of project development costs	-	1,700,000
Valuation allowance of other assets	-	6,848,870
Total operating expenses	63,525,248	63,634,566
Operating income (loss) from continuing operations	2,398,670	(8,005,932)
Non-operating income (expenses):
Loss on settlements - sale of assets	(6,081)	(54,746)
Unrealized gains and losses on available-for-sale securities	-	-
Interest income	120,349	171,075
Interest expense	(1,494,989)	(1,552,948)
Amortization of loan issue costs	(329,387)	(194,249)
Loss on extinguishment of debt	-	(154,270)

Income (loss) before income tax	688,562	(9,791,070)
Income tax (expense) benefit	(560,052)	3,351,776
Net income (loss) from continuing operations	128,510	(6,439,294)
Net loss from operations held for sale, net of taxes	(91,603)	(1,489,290)
Net income (loss)	$36,907	$(7,928,584)
Per share information:
Net income (loss) per common share - basic and diluted for continuing operations	$0.01	$(0.45)

Net loss per common share - basic and diluted for discontinued operations	$(0.01)	$(0.10)

Basic weighted average number of shares outstanding	15,997,546	14,381,896

Diluted weighted average number of share outstanding	16,020,789	14,381,896

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance at April 30, 2011	13,968,210	$1,676,185	$20,086,236	$18,977,946	$(10,369,200)	$(5,539)	$30,365,628
Net Loss	-	-	-	(7,928,584)	--	--	(7,928,584)
Stock options exercised	-	-	-	(194,687)	221,337	--	26,650
Stock issuance	2,625,652	315,078	3,573,683	--	--	--	3,888,761
Stock issued for acquisitions		--	--	(2,690,836)	3,215,828	--	524,992
Employee stock plan purchases	113,343	13,602	156,106		--	--	169,708
Stock based compensation	-	-	339,133	-	--	--	339,133
Balance at April 30, 2012	16,707,205	$2,004,865	$24,155,158	$8,163,839	$(6,932,035)	$(5,539)	$27,386,288
Net Income	-	-	-	36,907	-	-	36,907
Stock options exercised	10,000	1,200	5,900	-	-	-	7,100
Employee stock plan purchases	146,917	17,640	120,942	-	-	-	138,582
Stock based compensation	-	-	137,858	-	-	-	137,858
Balance at April 30, 2013	16,864,122	$2,023,705	$24,419,858	$8,200,746	$(6,932,035)	$(5,539)	$27,706,735

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	April 30,	April 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$36,907	$(7,928,584)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,126,888	2,109,369
Write off of capitalized development costs	257,733	-
Stock based compensation	137,858	339,133
Valuation allowance of other assets	-	7,406,856
Valuation allowance of project development note receivable	-	1,689,751
Amortization of deferred loan issuance costs	329,387	194,249
Amortization of deferred rent	76,134	337,849
(Gain) loss on sale/settlement of assets	6,081	33,246
Loss on extinguishment of debt	-	154,270
(Increase) decrease to net deferred income tax assets	512,863	(3,050,593)
Changes in operating assets and liabilities:
Receivables and other assets	279,039	(658,231)
Accounts payable and accrued liabilities	(743,684)	1,504,748
Net cash provided by operating activities	3,019,206	2,132,063
Cash flows from investing activities:
Capitalized development costs	(59,337)	(65,663)
Collections on notes receivable	46,151	-
Purchase of property and equipment	(626,362)	(3,891,730)
Proceeds from the sale of discontinued operations	800,000	-
Advances on notes receivable	-	(20,600)
Proceeds from the sale of assets	63,161	-
Net (additions) and reductions of restricted cash	480,581	(842,709)
Net cash provided by (used in) investing activities	704,194	(4,820,702)
Cash flows from financing activities:
Payments on capital lease	-	(15,683)
Employee stock plan purchases	138,582	156,106
Proceeds from credit facilities	1,700,000	-
Repayment of credit facilities	(4,045,324)	(910,655)
Deferred loan issuance costs	-	(912,339)
Stock issuance proceeds, net	-	3,888,761
Cash proceeds from exercise of stock options	7,100	26,500
Net cash provided by (used in) financing activities	(2,199,642)	2,232,690

Net increase (decrease) in cash and cash equivalents	1,523,758	(455,949)
Cash and cash equivalents at beginning of period	5,200,161	5,656,110
Cash and cash equivalents at end of period	$6,723,919	$5,200,161
Supplemental cash flow information:
Cash paid for interest	$1,522,772	$1,609,921

Non-cash investing and financing activities:
Issuance of note receivable to purchasers of wholly-owned subsidiary	$2,325,000	$-
Non-cash purchase of property and equipment	$-	$2,760,315
Refinancing of long-term debt (see note 6)	$-	$11,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1. Background and Basis of Presentation

Background

Nevada Gold & Casinos, Inc. (“we”), a Nevada corporation, was formed in 1977 and, since 1994, has primarily been a gaming company involved in gaming projects and gaming operations. Our gaming operations are located in the United States of America (the “U.S.”), specifically in the states of Washington, South Dakota, and until recently, Colorado. Our business strategy will continue to focus on gaming projects.

Basis of Presentation

Our consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications did not impact working capital, total assets, total liabilities, reported net loss or stockholders’ equity.

In 2012, we adopted applicable guidance that requires presenting the total of comprehensive income, the components of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. We applied the guidance retrospectively and elected to present the total of comprehensive income in a single continuous statement. The adoption of the guidance did not have an impact on our financial position or results of operations.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate entities when we have the ability to control or exert significant influence of the operating and financial decisions and policies of that entity and record the portion we do not own as non-controlling interest. The determination of our ability to control or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control the policies and decisions of an entity. We use the cost method of accounting where we are unable to exert significant influence over the entity.

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

Fair Value

The U. S. generally accepted accounting principles defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are as follows:

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

The following describes the valuation methodologies used by us to measure fair value:

Real estate held for sale is recorded at carrying value and tested for impairment annually, or more frequently, using third party valuations (see Note 20).

Goodwill, other intangible assets and other long lived assets are recorded at carrying value and tested for impairment annually, or more frequently, using projections of undiscounted future cash flows.

The recorded value of cash, accounts receivable and payable approximate fair value based on their short term nature, rather than the recorded value of long term debt approximates fair value as interest rates approximate market rates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At April 30, 2013 and April 30, 2012, we had three notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and as of April 30, 2013, the third was to the investors who purchased the Colorado Grande Casino from us whereas, as of April 30 , 2012, the third was to an owner of a location used by the South Dakota Gold slot route operation. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

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

Real Estate Held for Sale

Real estate held for sale consists of undeveloped land located in and around Black Hawk, Colorado. Property held for sale is carried at the lower of cost or net realizable value.

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

Property and equipment at April 30, 2013 and April 30, 2012 consist of the following:

			Estimated
	April 30,	April 30,	Service Life
	2013	2012	in Years
Leasehold improvements	$1,260,932	$1,202,154	7-25
Gaming equipment	2,229,562	1,980,034	3-5
Furniture and office equipment	2,418,408	2,295,072	3-7
Building and improvements	1,612,250	1,612,250	15-30
Land	87,750	87,750
Construction in Progress	19,161	6,907
	7,628,062	7,184,167
Less accumulated depreciation	(2,599,940)	(1,785,064)

Property and equipment, net	$5,028,122	$5,399,103

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

We use earnings before interest, taxes, depreciation, amortization, non-cash goodwill and other long-lived asset impairment charges, litigation charges, non-cash foreign currency transaction gains and losses, non-cash stock option expense, and net losses/gains from asset dispositions (“adjusted EBITDA”) as the measure for future earnings in our impairment test. Management estimates future adjusted EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of adjusted EBITDA rates based on industry standards ranging from 5.5 to 7.5 times adjusted EBITDA when we estimated fair values of our casinos as of April 30, 2013.

We considered the impact of adverse changes in the economic and business climate as we performed our annual impairment assessment of goodwill as of April 30, 2013.

Long-lived assets, including property, plant and equipment and amortizable intangible assets, also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators exist or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

Advertising Costs

We expense advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 30, 2013 and April 30, 2012 was approximately $2,067,000 and $2,203,000, respectively.

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

	Fiscal Year Ended	Fiscal Year Ended
	April 30, 2013	April 30, 2012
Food and beverage	$3,302,772	$4,801,738
Other	147,185	115,968

Total cost of complimentary services	$3,449,957	$4,917,706

Accrued Jackpot Liability

We accrue slot jackpot liability as games are played under a matching concept of coin-in. We also maintain accrued player-supported jackpot liabilities. Player-supported jackpot is a progressive game of chance, allowed in Washington State, directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

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

We recognize the impact of uncertain tax positions in our financial statements only if that position is more likely than not of being sustained upon examination by the taxing authority. Should interest and penalty be incurred as a result of a review of our income tax returns, we will record the interest and penalty in accordance with applicable guidance.

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

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. Total stock-based compensation for the years ended April 30, 2013 and April 30, 2012 was $137,858 and $339,133, respectively.

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

Accrued Contingent Liabilities

We assess our exposure to loss contingencies including legal matters. If the potential loss is justified to be probable and estimable, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2013 and April 30, 2012, we did not record any accrued contingent liabilities.

New Accounting Pronouncements

Intangibles — Goodwill and Other

In July of 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinate-Lived Assets for Impairment.” Under the amendments in this guidance, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impairmed as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles-Goodwill and Other-General Intangibles Other than Goodwill”. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. These amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this new guidance did not have a material effect on our consolidated financial statements.

Note 3. Restricted Cash

As of April 30, 2013 and 2012, we maintained approximately $1,306,000 and $1,787,000, repectively, in restricted cash, which consists of player-supported jackpot funds.

Note 4. Investments in Development Projects

We also hold investments in various development projects that we consolidate. Our net ownership interest and capitalized development costs in development projects are as follows:

	Net Ownership Interest		Capitalized Development Costs
Development Projects:	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
	(Percent)
Nevada Gold Speedway, LLC (1)	100	100	$-	$209,305
Nugget (2)	1	1	-	26,000
Other (3)	100	100.00	56,959	20,050
Total investments– development projects			$56,959	$255,355

(1)	Deposit and acquisition costs related to management and technical services for a to-be-built casino and hotel in North Las Vegas, Nevada.
(2)	Costs incurred with acquisition of 1% of the Nugget Casino in Reno, Nevada to obtain a Nevada gaming license.
(3)	Development cost incurred for other development projects.

Note 5. Notes and BVD/BVO Receivable

Notes Receivable - Development Projects

Big City Capital, LLC

At April 30, 2013 and April 30, 2012, our balance sheet reflects net notes receivable of $0, net of a $3.2 million valuation allowance, related to the development of gaming/entertainment projects from Big City Capital, LLC (“Big City Capital”). These notes receivable have a maturity date of December 31, 2014. From time to time, we make advances to third parties related to the development of gaming/entertainment projects. We make these advances after undertaking extensive due diligence. On a quarterly basis, we review each of our notes receivable to evaluate whether collection is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. During the fiscal ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million was doubtful and therefore increased the valuation allowance to $3.2 million.

Representations from the principal of Big City Capital and an independent third party investment banker with whom we have had experience indicate the project is progressing slowly and may never be built. As of the filing date of this document, we believe the repayment of these loans will be largely dependent upon the ability to obtain financing for the development project and/or the performance of the development project.

BVD/BVO Receivable

At April 30, 2013 and April 30, 2012, our balance sheet reflects a net receivable of $0, net of a $4.6 million valuation allowance, related to the development of gaming/entertainment projects from B. V. Oro, LLC (“BVO”). As of May 2007, we owned a 40% interest in Buena Vista Development Company, LLC (“Buena Vista Development” or “BVD”) which plans to develop a casino hotel facility for the Buena Vista Rancheria of Me-Wuk Indians, a Native American tribe in Amador County, California. Effective November 25, 2008, we sold our 40% interest in BVD to BVO, which is owned by our former partner and related parties, for $16 million in cash and a $4 million receivable from BVO due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due. To the best of our knowledge, the developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project. Should the proceeds of this loan repayment be insufficient to pay off our receivable, the remainder is due from BVO no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the tribe. This receivable accrues interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties. In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO.

According to the principal of BVD, the project continues to slowly progress and he is committed and financially able to continue to fund ongoing expenses until permanent funding is arranged. He has recently informed us that the project has been redesigned to reduce constructon costs by approximately 50 percent. Also, the investment bank that has been engaged to assist BVD to raise the project funding, with whom we have had experience, has indicated to us that they believe project funding will be attained. However, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded a $4.6 million valuation allowance for the total principal and interest due effective as of April 30, 2012.

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

Since the inception of this note we have collected $145,000 which consists of $25,551 of principal plus $119,499 of interest. Please see Note 22.

Note 6. Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations for the fiscal years ended April 30, 2013 and April 30, 2012 are as follows:

	April 30,	April 30,
	2013	2012

$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, principal payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	$9,500,000	$10,500,000
$4.0 million note payable, 11.5% interest until maturity at June 30, 2015	3,055,000	4,000,000
$250,000 note payable, 6% interest, to be paid in two annual installments of $100,000 plus accrued interest and the final payment of $50,000 plus accured interest at the maturity date of December 15, 2013,	50,000	150,000
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 18, 2014	30,000	70,000
$1.4 million promissory note, 6% interest, payable in fifty nine monthly installments of $10,000 plus all accrued interest, and the remaining principle at the maturity date of January 27, 2017	1,275,000	1,395,000
$400,000 note payable, 6% imputed interest, to be paid in sixty equal monthly installments, beginning February 27, 2012, maturing January 27, 2017	300,000	380,000
$60,324 note payable, 6% imputed interest, maturing January 27, 2013	-	60,324
Total	14,210,000	16,555,324
Less: current portion	(1,280,000)	(1,400,324)
Total long-term financing obligations	$12,930,000	$15,155,000

On October 7, 2011, we closed on the $11.0 million note payable (“Wells Fargo Loan”), thereby refinancing existing indebtedness of which $4.0 million was due May 12, 2012 and $5.0 million was due July 23, 2012. We also retired $2.0 million of the $6.0 million debt that was previously due June 30, 2013. Assets of, and equity interests in, NG Washington, LLC, NG Washington II, LLC, and NG Washington III, including their ten respective operating mini-casinos, as well as certain of our other subsidiaries (NG Washington II Holdings, LLC, NG South Dakota LLC, and A.G. Trucano, Son and Grandsons, Inc.) are collateral for the loan. The loan matures on October 7, 2014 and is guaranteed by us.

The Wells Fargo Loan has a limited number of financial covenants of which we are in compliance with as of April 30, 2013 and the filing date of this document. We are also not permitted to incur additional indebtedness without this lender’s prior approval.

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

The Washington properties had a $150,000 line of credit, which was paid off during the period ending January 31, 2012. The line of credit had a one-year cycle and, during the fiscal year ended April 30, 2012, interest of $3,456 was paid on the principal drawn.

On January 27, 2012, we completed the acquisition of A.G. Trucano, Son and Grandsons, Inc., a slot machine route operation in Deadwood, South Dakota (“South Dakota Gold”) and, as part of the purchase price, issued three promissory notes. The first promissory note, in the principal amount of $1,425,000, is due on January 27, 2017 and bears an annual interest rate of 6% per annum. Starting from February 27, 2012, this note is to be repaid in fifty-nine monthly principal installments of $10,000 plus all accrued and unpaid interest while the remaining balance is due on the maturity date. The second promissory note, in the principal amount of $400,000, bears an imputed annual interest of 6% per annum, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, the first installment being payable on February 27, 2012. The third promissory note, in the principal amount of $60,324, had an imputed annual interest of 6% per annum. The third promissory note matured, and was repaid, on January 27, 2013.

The aggregate principal payments due on total long-term debt over the next five fiscal years and thereafter are as follows:

Fiscal Year Ending

2014	$1,280,000
2015	8,700,000
2016	3,255,000
2017	975,000
Total	$14,210,000

Note 7.   Acquisitions

South Dakota Gold

On January 27, 2012, through our wholly owned subsidiary, NG South Dakota, LLC, we completed the acquisition of 100% of the shares of South Dakota Gold for $5.1 million. The transaction was financed by $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers, Michael J. Trucano and Patricia Burns. The first promissory note, in the principal amount of $1,425,000, is due on January 27, 2017 and bears an annual interest rate of 6% per annum. Starting February 27, 2012, this note is to be repaid in fifty-nine monthly principal installments of $10,000, plus all accrued and unpaid interest. The remaining balance is due on the maturity date. The second promissory note, in the principal amount of $400,000, bears an imputed annual interest of 6% per annum, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, with the first installment being paid in February of 2012. The third promissory note, in the principal amount of $60,324, bears an imputed annual interest of 6% per annum and matured, and was repaid, on January 27, 2013. We acquired this slot route in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805. Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies from the existing customer base, as well as other intangible assets that do not qualify for separate recognition. Closing costs and pre-opening expenses of $1,000 related to the acquisition are included in the consolidated statement of operations in marketing and administrative, legal and other expenses of $108,000 related to the acquisition are reflected separately in the consolidated statement of operations. The summary of the purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$65
Property and equipment	1,775
Non-compete	251
Customer relationships	1,100
Goodwill	1,936

Purchase price	$5,127

At April 30 2013, goodwill acquired was approximately $1,936,000, all of which is expected to be deductible for tax purposes.

We reviewed the South Dakota Gold operating results and concluded that pro-forma financial statements was not required due to immateriality.

Note 8. Goodwill and Intangible Assets

In connection with our acquisitions of the of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, as well as the South Dakota Gold slot route on January 27, 2012 (see Note 7), we have goodwill with an indefinite useful life and identifiable intangible assets of $22.7 million, net of amortization.

The change in the carrying amount of goodwill and other intangibles for the fiscal year ended April 30, 2013 is as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2012	$23,873	$16,091	$7,782
Adjustments during the year	13	13	-
Current year amortization	(1,211)	-	(1,211)
Balance as of April 30, 2013	$22,675	$16,104	$6,571

Other intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

A summary of amortizable other intangible assets follow (in thousands):

	As of April 30, 2013
	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$7,853	$(3,293)
Non-compete agreements	1,269	(1,120)
Trade Names	1,862	-
Total	$10,984	$(4,413)

The estimated future annual amortization of intangible assets, which excludes Trade Names, is as follows (in thousands):

For the fiscal year	Amount
2014	$1,205
2015	1,185
2016	1,122
2017	718
2018	338
Thereafter	140
Total	$4,708

The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 5.5 years.

Note 9. Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of all assets and liabilities, measured by using the enacted statutory tax rates. Deferred tax assets for net operating loss carryforwards (“NOLs”) are recorded. As of April 30, 2013 we have federal NOLs of $2.8 million which expire from 2029 to 2033.

As of April 30, 2013 and April 30, 2012, we had deferred tax assets as a result of the future tax benefit attributable to timing differences, determined by applying the enacted statutory rate of 34.0%. We recorded a deferred tax asset in connection with tax credit carryforwards, compensation expense in connection with the issuance of stock options, and impairment charges for goodwill and receivables. We recorded a deferred tax liability for the excess of tax deductible amortization of intangibles over the recorded amortization for book purposes.

To fully recognize our net deferred tax assets, we must achieve future taxable income of approximately $2.8 million. These earnings may be achieved through our operating properties and increased revenues from future acquisitions. We believe that such earnings will be sufficient to fully utilize current NOLs.

Deferred tax assets and liabilities at April 30, 2013 and April 30, 2012 are comprised of the following:

	April 30, 2013	April 30, 2012
Deferred tax assets:
Net operating loss carryforwards	$954,742	$1,280,810
Fixed assets	98,151	61,720
Stock options	278,283	662,523
Impairment of notes receivable and goodwill	3,417,478	3,609,313
Revenue not recognized for tax reporting and other	109,660	195,633
Capitalized acquisition costs	59,110	-
Prepaid expenses	194,789	-
Other	67,123	3,129
Total deferred tax assets	5,179,336	5,813,128
Deferred tax liabilities:
Amortization of intangibles	(408,654)	(529,583)
Total deferred tax liabilities	(408,654)	(529,583)
Net deferred tax assets before valuation allowance	4,770,682	5,283,545
Valuation allowance	(32,309)	(32,309)
Net deferred tax assets	$4,738,373	$5,251,236

Reconciliations between the statutory federal income tax expense rate of 34.0% in the fiscal years ended April 30, 2013 and April 30, 2012 and our effective income tax rate as a percentage of income before income tax benefit is as follows:

	Years Ended
	April 30, 2013		April 30, 2012
	Percent	Dollars	Percent	Dollars

Income tax benefit at statutory federal rate	34.0	$186,921	(34.0)	$(3,328,964)

Permanent differences:

Write-off of expired or forfeited stock options	78.4	431,124	0.0	-
True-up of cumulative temporary differences and other	(19.1)	(105,182)	(0.2)	(22,812)
Effective income tax rate	93.3	$512,863	(34.2)	$(3,351,776)

In addition to our federal income tax return, we file income tax returns in various state jurisdictions. We are not subject to tax examinations by federal or state tax authorities prior to the fiscal year ended April 30, 2008. The examination of our federal income tax returns for federal income tax years 2007 and 2008 were completed in April of 2010. The results of the audit did not have a material effect on our financial position or results of operations. Our federal tax returns for years after the fiscal year ended April 30, 2009 remain subject to examination.

Note 10. Equity Transactions, Stock Option Plan and Warrants

Information about our share-based plans

Our 1999 Stock Option Plan, as amended (the “1999 Plan”), provided for the granting of awards to our directors, officers, employees and independent contractors. The 1999 Plan expired in January 2009 and was replaced with a new plan described below. The number of shares of common stock reserved for issuance under the 1999 Plan was 3,250,000 shares. The plan was administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee had discretion under the plan regarding the vesting and service requirements, exercise price and other conditions. All unercised awards granted under the 1999 Plan are expired as of April 30, 2013.

On April 14, 2009, our shareholders approved the 2009 Equity Incentive Plan (the “2009 Plan”). The number of shares with respect to which awards may be granted under the 2009 Plan is 1,750,000 shares. The 2009 Plan is similar to the 1999 Plan in most respects and continues to provide for awards which may be made subject to time based or performance based vesting. Under the 2009 Plan, the Committee is authorized to grant the following types of awards:

•	Stock Options including Incentive Stock Options (“ISO”),
•	Options not intended to qualify as ISO’s,
•	Stock Appreciation Rights, and
•	Restricted Stock Grants.

To date, the Committee has only awarded stock options for stock-based compensation. Our practice has been to issue new or treasury shares upon the exercise of stock options. Stock option rights granted prior to the fiscal year ended April 30, 2006 under the 1999 Plan generally had 5-year terms. Subsequent option rights granted generally have 5 or 10 year terms and vest in two or three equal annual installments, with some options grants providing for immediate vesting for a portion of the grant.

A summary of activity under our share-based payment plans for the years ended April 30, 2013 and April 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2011	1,776,000	$1.62
Granted	250,000	1.57
Exercised	(25,000)	1.07
Forfeited or expired	(136,000)	2.29

Outstanding at April 30, 2012	1,865,000	$1.57	4.56	$0

Exercisable at April 30, 2012	1,865,000	$1.57	4.56	$0

Outstanding at April 30, 2012	1,865,000	$1.57
Granted	320,000	0.82
Exercised	(10,000)	0.71
Forfeited or expired	(1,310,000)	1.72

Outstanding at April 30, 2013	865,000	$1.08	7.93	$95,150

Exercisable at April 30, 2013	731,667	$1.13	7.62	$65,850

Available for grant at April 30, 2013	875,000

The weighted-average grant-date fair value of options granted during the years ended April 30, 2013, and April 30, 2012 was $0.82 and $1.57, respectively. There were 10,000 and 25,000 of stock options exercised during the years ended April 30, 2013 and April 30, 2012. The intrinsic value of the options exercised in 2013 was approximately $1,200. As of April 30, 2013, there was a total of $95,077 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average of approximately 1.75 years.

Compensation cost for stock options was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	April 30, 2013	April 30, 2012

Expected volatility	183.4%	190.5%
Expected term (years)	10.00	10.00
Expected dividend yield	-	-
Risk-free interest rate	1.63%	3.01%
Forfeiture rate	-	-

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

On October 11, 2010, the shareholders approved our 2010 Employee Stock Purchase Plan (the “2010 Plan”), which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of the Company's common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the common stock on each purchase date. The total number of shares available for issuance under the 2010 Plan is 500,000 shares.  On November 30, 2010, the Board of Directors amended the 2010 Plan to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. For the years ended April 30, 2013 and April 30, 2012, 293,140 and 146,223 shares, respectively, were issued to 140 participants under the 2010 Plan.

Treasury Stock

During the fiscal year ended April 30, 2013, we did not issue any treasury stock. During the fiscal year ended April 30, 2012, we issued 363,363 shares of treasury stock in two acquisitions. On July 18, 2011, we issued 350,140 shares to 3 Point, Inc. as part of the Washington III mini-casino acquisition. On January 27, 2012, we issued 13,223 shares to Michael J. Trucano and Patricia Burns, as part of the South Dakota Gold acquisition. See Note 7. The value of these shares was based on average price over the ten trading days prior to the close of the acquisitions. In addition, on February 29, 2012, we issued 25,000 shares of treasury stock in connection with an exercise of an employee stock option.

Note 11. Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with ASU 260:

	Fiscal Year Ended
	April 30, 2013	April 30, 2012
Numerator:
Basic:
Net income (loss) available to common stockholders for continuing operations	$128,510	$(6,439,294)
Diluted:
Net income (loss) available to common stockholders for continuing operations	$128,510	$(6,439,294)
Denominator:
Basic weighted average number of common shares outstanding	15,997,546	14,381,896
Diluted weighted average number of common shares outstanding	16,020,789	14,381,896
Income (loss) per share for continuing operations:
Net income (loss) per common share – basic	$.01	$(.45)
Net income (loss) per common share - diluted	$.01	$(.45)

For the fiscal years ended April 30, 2013 and April 30, 2012, potential dilutive common shares issuable under options of 730,000 and 1,865,000, repectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 12. Other Assets

Other assets consisted of the following at April 30, 2013 and April 30, 2012:

	April 30, 2013	April 30, 2012
Other assets	$93,553	$70,952
State gaming license	388,855	409,000
Deferred loan issue cost, net	440,307	739,404
Other assets	$922,716	$1,219,356

Note 13. Segment Reporting

We have four business segments (i) Washington Gold, (ii) South Dakota Gold, (iii) Corporate, and (iv) assets of operations held for sale. For the twelve month periods ended April 30, 2013 and April 30, 2012, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, the “Corporate” column includes the vacant land in Colorado and its taxes and maintenance expenses, while the “assets of operations held for sale” consists of the Colorado Grande Casino.

Summarized financial information for our reportable segments is shown in the following table. The “Corporate” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to other reportable segments.

	As of the Twelve Months Ended April 30, 2013
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Assets of Operations Held for Sale	Totals

Net revenue	$55,494,109	$10,429,809	$-	$65,923,918	$-	$65,923,918
Casino and food and beverage expense	28,654,831	8,951,547	-	37,606,378	4,269	37,610,647
Marketing and administrative expense	16,359,720	293,026	-	16,652,746	1,024	16,653,770
Facility and other expenses	2,684,703	112,696	4,341,837	7,139,236	133,500	7,272,736
Depreciation and amortization	1,532,480	583,262	11,146	2,126,888	-	2,126,888
Segment operating income (loss)	6,262,375	489,278	(4,352,983)	2,398,670	(138,793)	2,259,877
Segment assets	22,234,165	4,830,439	6,690,603	33,755,207	-	33,755,207
Additions to property and equipment	310,301	300,823	15,238	626,362	-	626,362

	As of the Twelve Months Ended April 30, 2012
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Assets of Operations Held for Sale	Totals

Net revenue	$53,252,818	$2,375,816	$-	$55,628,634	$5,193,749	$60,822,383
Casino and food and beverage expense	27,732,153	2,066,351	352	29,798,856	2,456,773	32,255,629
Marketing and administrative expense	16,663,080	87,331	-	16,750,411	2,528,311	19,278,722
Facility and other expenses	2,849,757	41,425	12,189,806	15,080,988	1,290,270	16,371,258
Depreciation and amortization	1,812,062	173,766	18,483	2,004,311	105,058	2,109,369
Segment operating income (loss)	4,195,766	6,943	(12,208,641)	(8,005,932)	(1,186,663)	(9,192,595)
Segment assets	25,811,577	5,213,484	2,760,689	33,785,750	3,148,698	36,934,448
Additions to property and equipment	666,435	5,978,816	3,609	6,648,860	3,185	6,652,045

Reconciliation of reportable segment assets to our consolidated totals is as follows:

April 30,
2013

Total assets for reportable segments	$33,755,207
Cash and restricted cash not allocated to segments	8,030,406
Deferred tax asset	4,738,373
Total assets	$46,523,986

Note 14. 401(k) Plan

Effective December 31, 2011, we terminated our 401(k) plan under which employees 21 years of age or older qualified for participation. The plan administration provided each plan participant with reinvestment options. Our discretionary contributions for the 401(k) for the fiscal years ended April 30, 2013 and April 30, 2012, was $0 and $37,891, respectively, exclusive of the South Dakota Gold plan described below.

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

Following our acquisition of all the shares of South Dakota Gold, we have also assumed a 401(k) Savings Plan, a qualified retirement plan, covering all of the employees of South Dakota Gold who have completed one year of employment and are age 21 or older. Under the plan, participants may defer up to 10% of their compensation up to the maximum limit determined by law. Participants are always fully vested in their respective rollover and elective contributions while vesting in matching contributions is based on years of service, with a participant fully vested after six years. The discretionary match is a maximum of 3%. For the year ended April 30, 2013 the discretionary match was $9,846 and for the period since acquisition of January 27, 2012, through April 30, 2012, the discretionary match was $2,547. At the appropriate time, we will consider replacing this plan with another employee benefit plan (see Note 15 of our consolidated financial statements).

Note 15. Employee Savings Plan

Effective May 1, 2012, we initiated the Nevada Gold Employee Savings Plan (“ESP”) for key employees of our corporate office in Houston, Texas, and the operations in Washington State. We discontinued the ESP in December 2012. Participation in the non-qualified plan was voluntary. The ESP was a life insurance plan with an A+ rated insurance carrier, which was partially paid by us and employee voluntary post-tax payroll deductions. Employee contributions immediately vested. Our contributions were to vest after three years of employment, with credit given for past years employed. We matched employee contributions up to three percent (3%) of employee compensation, fifty percent (50%) of each dollar the employee contributes thereafter up to a maximum of four percent (4%) of employee total compensation.

As we did not have a 401(k) plan or ESP for the period of January 1, 2012 through April 30, 2012, we decided to allow employees participating in the terminated 401(k) plan to make catch-up contributions which we matched up to four percent (4%) of the employee’s compensation. The employees were permitted to make the catch-up contributions through payroll deductions until December 31, 2012. As of April 30, 2013 and 2012, we had accrued ESP catch-up match contributions of $0 and $16,279, respectively.

Note 16. Related Party Transactions

During the fiscal years ended April 30, 2013 and April 30, 2012, we engaged the law firm of Catania & Ehrlich, P.C., of which one of our board members is a partner. The firm was engaged to locate assets pertaining to a settlement agreement for a judgment awarded to us, to assist us with the licensing process before the Nevada Gaming Control Board as well as legal advice regarding social gaming. We paid the firm approximately $4,200 and $11,000 during the fiscal years ended April 30, 2013 and April 30, 2012, repectively.

We are required to obtain approval from the Audit Committee of the Board of Directors for any related party transactions. The Audit Committee is comprised of independent directors.

Note 17. Commitments and Contingencies

We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on January 15, 2015. The total annual rent, including mandatory common area maintenance (“CAM”) for this space is currently $48,844. The CAM contractually increases five percent effective each January 1. We previously rented office space in Houston, Texas under a non-cancelable operating lease which expired on March 31, 2013. The annual rent for the Houston office space was $88,800.

As a result of acquiring facilities in Washington, the real property leases are as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2014 with an option to renew for two additional terms of two years and five years, respectively. The annual rent for this lease is $157,000.
•	We own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick.
•	Crazy Moose Casino in Pasco has a parking lot lease which expires on December 31 2013. The annual rent for this lease is $6,600.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $238,000, with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $517,000, with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $286,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $700,000, with escalation of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $166,000, with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $360,600, with escalation of 3% annually.
•	Administrative offices lease in Renton expires in December of 2013. The annual rent is $53,000.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $384,000, with escalation of 2% annually.

South Dakota Gold. As a result of acquiring the South Dakota Gold slot route operation, we have the following real property leases:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.
•	Two leases which expired on May 31, 2013 with annual rents of $36,000 and $18,000, respectively. We extended these leases through June 30, 2013. As of June 30, 2013 we terminated the leases.

The expected remaining future annual minimum lease payments as of April 30, 2013 are as follows:

Fiscal Years	Corporate Office Lease Payment	Washington Gold Payment	South Dakota Gold	Total Lease Payment

2014	$49,031	$2,973,728	$64,200	$3,086,959
2015	37,102	2,772,633	55,200	2,864,935
2016	--	2,609,684	55,200	2,664,884
2017	--	1,896,056	41,400	1,937,456
2018	--	869,004	--	869,004
Thereafter	--	1,980,595	--	1,980,595
	$86,133	$13,101,700	$216,000	$13,403,833

Rent expense for our corporate offices in Las Vegas, Nevada and Houston, Texas, for the fiscal years ended April 30, 2013 and April 30, 2012 was $139,268 and $115,745, respectively. Rent expense for the Washington mini-casinos for the fiscal years ended April 30, 2013 and April 30, 2012 was $3,248,275 and $2,982,283, respectively. Rent expense for the South Dakota Gold slot route for the fiscal year ended April 30, 2013 was $109,000, whereas rent expense from the date we acquired South Dakota Gold, January 27, 2012, to April 30, 2012, was $24,268. The above schedule does not include rent expense of our former Las Vegas office, which was on a month-to-month basis at a cost of approximately $1,000 per month. We terminated that arrangement as of January 31, 2013.

For scheduled rent escalation clauses for the lease terms for the Washington properties, we recorded approximately $76,000 and $338,000 of amortization of deferred rent escalation for the years ended April 30, 2013 and April 30, 2012, respectively. These escalations are recorded on the balance sheet in other long term liabilities.

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

Note 19. Quarterly Financial Information (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ended April 30, 2013 and April 30, 2012.

			Income		Net income	Diluted
			(loss) before		(loss) applicable	income (loss)
			tax (expense)		to common	per common
		Net revenues	benefit		stockholders	share (d)
Consolidated Statements of Operations:			(in thousands, except per share amounts)
Continuing Operations
Fiscal Year ended April 30, 2013
Quarter ended July 31, 2012		$16,811	$257		$168	0.01
Quarter ended October 31, 2012		16,384	(789)		(681)	(0.04)
Quarter ended January 31, 2013		16,210	557		188	0.01
Quarter ended April 30, 2013		16,519	664		452	0.03
Fiscal Year ended April 30, 2012
Quarter ended July 31, 2011		$12,750	$(271)		$(12)	(0.01)
Quarter ended October 31, 2011		12,833	(3,063	)(a)	(2,023)	(0.15)
Quarter ended January 31, 2012	(b)	13,477	(131)		(73)	-
Quarter ended April 30, 2012	(c)	16,568	(6,326)		(4,331)	(0.27)

(a)	Includes pre-tax impairment of $2.3 million for land in Colorado.
(b)	Includes only four days of operations from South Dakota Gold, which was acquired on January 27, 2012.
(c)	Includes pre-tax valuation allowances $1.7 million and $4.6 million for Big City Capital note and BVO/BVD Receviable, respectively, and deferred rent amortization of $338,000.
(d)	Due to the fact that income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

Note 20. Impairment of Assets

Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators exist or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of our undeveloped land asset adjacent to the city of Blackhawk, Colorado, and accordingly we recorded a pre-tax non-cash charge of $2.3 million to our operating results during fiscal year ended April 30, 2012. The $2.3 million expense was in response to the receipt of appraisals of the land, using a market approach, and other external data related to mineral rights, which in the aggregate estimate the value of the land at $1.1 million due to the downturn in vacant Colorado land held for development. This fair value measurement uses level 3 inputs under the fair value hierarchy. The asset is included in the non-core segment of our operations.

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

At April 30, 2013 and 2012, our balance sheet reflects notes receivable related to Big City Capital of $0, net of a $3.2 million allowance related to the development of gaming/entertainment projects from Big City Capital. During fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. These notes receivable have a maturity date of December 31, 2014.

At April 30, 2013 and 2012, our balance sheet reflects a receivable related to BVO of $0, net of a $4.6 million allowance. In the period ending April 30, 2012, we determined our ability to collect the $4.6 million BVO Receivable and its accrued interest was doubtful. Therefore we established a $4.6 million valuation allowance against its principal and interest due.

Note 21. Stock Offering

On November 7, 2011, we closed on the sale of 2,625,652 shares of our common stock at a price of $1.65 per share to certain investors through a registered direct offering for the total proceeds of approximately $4.3 million, net of offering costs of approximately $444,000. In addition, for each share of our common stock purchased by an investor, we issued to such investor a warrant to purchase 0.75 shares of our common stock. The warrants have an exercise price of $2.18 per share and are exercisable for five years from the initial exercise date, which date is six months from the date of their issuance. The warrants expire on May 7, 2017. The proceeds of the offering were used to assist us in the $5.1 million acquisition of South Dakota Gold.

Note 22. Sale of Assets/Asset Held for Sale

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

In preparation for the sale, we also recorded an impairment of Goodwill of approximately $558,000 to lower its carrying value to the fair value. We also wrote off the remaining deferred tax assets of $706,000, as it will not be available due to the sale of the underlying assets.

The cash received from Colorado Grande Casino operating activities was maintained by us, and the investing and financing operations were not material therefore the cash flow is presented as consolidated for the ease of accounting.

A summary of the Colorado Grande Casino’s assets and liabilities which were held for sale are as follows:

April 30, 2012
Goodwill	$2,154,932
Net PP&E	960,165
Inventory	33,601
Deferred tax asset	-
Total Assets	$3,148,698

Accounts payable and accrued liabilities	$23,699
Short term debt	-
Total Liabilities	$23,699
Working capital adjustment	$134,589
Consideration received	$3,125,000
Net loss on sale	$(134,588)

A summary of the Colorado Grande Casino’s year-to-date operations are as follows:

Twelve months ended April 30, 2012
Net revenues	$5,193,749
Total expenses	6,683,039

The assets and revenues of the Colorado Grande Casino are reported in the assets of operations held for sale of our consolidated financial statements. The loss on sale was not material to our Financial Statements.

Note 23. Subsequent Events

The following event occurred subsequent to the year end April 30, 2013:

Revolving Credit Loan

On June 26, 2013, South Dakota Gold, obtained a $1.5 million revolving loan from Wells Fargo Gaming Capital, LLC in order to pay a slot machine registration fee due to the South Dakota Commission on Gaming by June 30 of each year. The loan matures on March 31, 2014 and bears an annual interest rate of the base rate, which equals the greater of (a) 2.5%, (b) the Federal Reserve rate plus 1/2%, (c) the LIBOR plus 1% or (4) the prime rate charged by Well Fargo Bank, N.A., plus the margin rate of 3.5%. The terms of the loan requires South Dakota Gold to make amortization payments in order to reduce a large portion of the principal balance through October 31, 2013. The repayment of the loan is secured by the assets of South Dakota Gold and NG South Dakota, LLC, while we and NG South Dakota, LLC serve as the guarantors. In connection with entering into this transaction, we incurred an additional $25,000 of loan closing charges. We had a similar loan in place with Wells Fargo Gaming Capital during the year ended April 30, 2013. Historically, the prior owner of South Dakota Gold financed this obligation with a short term loan. The loan from Wells Fargo Gaming Capital, LLC represents a continuation of that practice.

On June 28, 2013, we filed a Form 8-K which provides details regarding this transaction.

