Form 10-Q
period 2013-07-31
NEVADA GOLD & CASINOS INC
filed 2013-09-13
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________ to ___________________________

Commission File Number 1-15517

Nevada Gold & Casinos, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0142032

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

133 E. Warm Springs Road
Suite 102
Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(702) 685-1000

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

☐Yes ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,100,553 as of September 12, 2013.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of us, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended April 30, 2013 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	July 31,	April 30,
	2013	2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,198,167	$6,723,919
Restricted cash	1,353,907	1,306,487
Accounts receivable, net	757,431	445,481
Prepaid expenses	1,270,838	854,092
Notes receivable, current portion	231,417	216,596
Other current assets	329,854	373,923
Total current assets	11,141,614	9,920,498

Investments in development projects	56,959	56,959
Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	2,004,008	2,082,853
Goodwill	16,103,583	16,103,583
Intangible assets, net of accumulated amortization of $4,714,831 and $4,413,439 at July 31, 2013 and April 30, 2013, respectively	6,269,490	6,570,882
Property and equipment, net of accumulated depreciation of $2,860,429 and $2,599,940 at July 31, 2013 and April 30, 2013, respectively	4,876,712	5,028,122
Deferred tax asset, net	4,896,735	4,738,373
Other assets	852,398	922,716
Total assets	$47,301,499	$46,523,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,262,812	$2,024,465
Accrued interest payable	113,340	34,393
Other accrued liabilities	2,132,393	2,127,140
Long-term debt, current portion	2,320,000	1,280,000
Total current liabilities	6,828,545	5,465,998
Other long - term liabilities	430,123	421,253
Long-term debt, net of current portion	12,520,000	12,930,000
Total liabilities	19,778,668	18,817,251

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 16,883,390 and 16,864,122 shares issued and 16,100,553 and 16,081,285 shares outstanding at July 31, 2013, and April 30, 2013, respectively	2,026,018	2,023,705
Additional paid-in capital	24,449,467	24,419,858
Retained earnings	7,984,920	8,200,746
Treasury stock, 782,837 shares at July 31, 2013 and April 30, 2013, respectively, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	27,522,831	27,706,735
Total liabilities and stockholders' equity	$47,301,499	$46,523,986

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2013	2012
Revenues:
Casino	$13,790,536	$14,761,259
Food and beverage	2,358,309	2,557,601
Other	589,988	668,699
Gross revenues	16,738,833	17,987,559
Less promotional allowances	(1,048,044)	(1,176,856)
Net revenues	15,690,789	16,810,703

Expenses:
Casino	8,373,184	8,362,014
Food and beverage	1,216,650	1,185,087
Other	106,304	143,578
Marketing and administrative	4,309,941	4,404,262
Facility	478,760	543,621
Corporate and legal expense	617,161	912,636
Depreciation and amortization	561,937	538,981
Total operating expenses	15,663,937	16,090,179
Operating income	26,852	720,524
Non-operating income (expenses):
Loss on sale of assets	(3,971)	(1,245)
Interest income	34,395	900
Interest expense and amortization of loan issue costs	(431,464)	(463,044)
Income (loss) before income tax benefit (expense)	(374,188)	257,135
Income tax benefit (expense)	158,361	(88,689)
Net income (loss) from continuing operations	$(215,827)	$168,446
Net loss from discontinued operations, net of taxes	-	(321)
Net income (loss)	$(215,827)	$168,125
Per share information:
Net income (loss) per common share - basic and diluted for continuing operations	$(0.01)	$0.01

Net loss per common share - basic and diluted for discontinued operations	$-	$-

Basic weighted average number of shares outstanding	16,087,568	15,935,655
Diluted weighted average number of shares outstanding	16,087,568	16,355,655

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(215,827)	$168,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	561,937	538,981
Stock-based compensation	13,620	4,077
Amortization of deferred loan issuance costs	77,543	77,543
Deferred interest income	11,581	-
Deferred rent	4,561	19,034
Loss on sale/settlement of assets	3,971	1,245
Changes to restricted cash	(47,420)	(170,046)
Deferred income tax expense (benefit)	(158,361)	88,689
Changes in operating assets and liabilities:
Receivables and other assets	(666,853)	(836,788)
Accounts payable and accrued liabilities	315,276	447,619
Net cash provided by (used in) operating activities	(99,972)	338,479
Cash flows from investing activities:
Capitalized development costs	-	(9,005)
Collections on notes receivable	64,024	1,839
Purchase of property and equipment	(113,308)	(84,783)
Proceeds from the sale of assets	202	800,000
Net cash provided by (used in) investing activities	(49,082)	708,051
Cash flows from financing activities:
Employee stock plan purchases	18,302	41,169
Proceeds from credit facilities	1,500,000	1,700,000
Prepayment of deferred loan costs	(25,000)	(25,000)
Repayment of credit facilities	(870,000)	(1,697,751)
Net cash provided by financing activities	623,302	18,418

Net increase in cash and cash equivalents	474,248	1,064,948
Cash and cash equivalents at beginning of period	6,723,919	5,200,160
Cash and cash equivalents at end of period	$7,198,167	$6,265,108
Supplemental cash flow information:
Cash paid for interest	$274,940	$390,801

Non-cash investing and financing activities:
Issuance of note receivable to purchasers of wholly-owned subsidiary	$-	$2,325,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at July 31, 2013 and April 30, 2013, Consolidated Statements of Operations for the three months ended July 31, 2013 and July 31, 2012, and Consolidated Statements of Cash Flows for the three months ended July 31, 2013 and July 31, 2012. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2013 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2013 are not necessarily indicative of the results expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period and disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, investments, intangible assets and goodwill, property, plant and equipment, income taxes, employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income, net loss or stockholders’ equity. We have revised certain statement of cash flow amounts for the three months ended July 31, 2012 from the amounts previously reported in our Form 10-Q quarterly report for the quarterly period ended July 31, 2012.  We corrected the classification of proceeds from credit facilities that we had previously reported as supplemental cash flow information for non-cash financing activities rather than as a direct cash flow provided by financing activities.   The correction increased previously reported net cash provided by financing activities by $1.7 million in the three months ended July 31, 2012, and it reduced previously reported net cash provided by operating activities by an equal amount since the credit facility proceeds were used to prepay our annual slot machine registration fees in South Dakota.  We also corrected the classification of additions to restricted cash that we had previously reported as cash flow from investing activities rather than as cash flow from operating activities.  Refer to Note 3 for the nature of restricted cash.  This correction increased previously reported net cash provided by investing activities by $170,046 in the three months ended July 31, 2012, and it reduced previously reported net cash provided by operating activities by an equal amount.  We assessed the materiality of the corrections and concluded that the corrections were not material to any of our previously issued financial statements.  The correction did not affect net revenues, operating income, income before income tax, or working capital for any period.

Note 2.   Critical Accounting Policies

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

	Three Months Ended
	July 31, 2013	July 31, 2012
Food and beverage	$768,818	$903,561
Other	35,277	43,528
Total cost of complimentary services	$804,095	$947,089

Fair Value and Concentrations of Credit Risk

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

The following describes the valuation methodologies used by us to measure fair value:

Real estate held for sale is recorded at fair value and tested for impairment annually, or more frequently, using third party valuations.

Goodwill, other intangible assets and other long lived assets are recorded at carrying value and tested for impairment annually, or more frequently, using projections of undiscounted future cash flows.

The recorded value of cash, accounts receivable and payable approximate fair value based on their short term nature. The recorded value of long term debt approximates fair value as interest rates approximate market rates.

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of July 31, 2013 we had three notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and one is for the sale of the Colorado Grande Casino. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

New Accounting Pronouncements and Legislation Issued

Since the filing of our Form 10-K for the fiscal year ended April 30, 2013, there are no new accounting standards effective which are material to our financial statements or that are required to be adopted by the Company.

Note 3. Restricted Cash

As of July 31, 2013 and April 30, 2013, we maintained approximately $1.4 million and $1.3 million, respectively, in restricted cash, which consists of player-supported jackpot funds. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

Note 4. Notes and BVD/BVO Receivable

Notes Receivable - Development Projects

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2.3 million note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

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

Since the inception of this note we have collected $255,000 which consists of $89,575 of principal plus $165,425 of interest.

Big City Capital, LLC

At July 31, 2013 and April 30, 2013, our balance sheet reflects net notes receivable of $0, net of a $3.2 million valuation allowance, related to the development of gaming/entertainment projects from Big City Capital, LLC (“Big City Capital”). These notes receivable have a maturity date of December 31, 2014. On a quarterly basis, we review each of our notes receivable to evaluate whether collection is still probable. During prior fiscal years we determined that our ability to collect these notes receivable and related accrued interest had been impaired. As a result, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded $3.2 million of valuation allowances and wrote off the accrued interest.

BVD/BVO Receivable

At July 31, 2013 and April 30, 2013, our balance sheet reflects a net receivable of $0, net of a $4.6 million valuation allowance, related to the development of gaming/entertainment projects from B. V. Oro, LLC (“BVO”). On a quarterly basis, we review each of our receivables to evaluate whether collection is still probable. During a prior fiscal year we determined that our ability to collect this receivable and related accrued interest had been impaired. As a result, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded a $4.6 million valuation allowance for the total principal and interest due.

Note 5.   Long-Term Debt

Our long-term financing obligations are as follows:

	July 31,	April 30,
	2013	2013

$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	$9,250,000	$9,500,000
$4.0 million note payable, 11.5% interest until maturity at June 30, 2015	2,945,000	3,055,000
$250,000 note payable, 6% interest, to be paid in two annual installments of $100,000 plus accrued interest and the final payment of $50,000 plus accrued interest at the maturity date of December 15, 2013	50,000	50,000
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 18, 2014	20,000	30,000
$1.4 million promissory note, 6% interest, payable in fifty nine monthly installments of $10,000 plus all accrued interest, and the remaining principle at the maturity date of January 27, 2017	1,245,000	1,275,000
$400,000 note payable, 6% imputed interest, to be paid in sixty equal monthly installments, beginning February 27, 2012, maturing January 27, 2017	280,000	300,000
$1.5 million note payable, base rate interest, which equals the greater of 2.5%, the Federal Reserve rate plus 1/2%, LIBOR plus 1%, or the prime rate charged by Wells Fargo Bank, plus the margin rate of 3.5%, maturing March 31, 2014	1,050,000	-
Total	14,840,000	14,210,000
Less: current portion	(2,320,000)	(1,280,000)
Total long-term financing obligations	$12,520,000	$12,930,000

On May 31, 2012, following the closing of the sale of the Colorado Grande Casino we repaid $800,000 of the $4 million debt due on June 30, 2015 from the cash proceeds of the sale price paid to us at closing. Pursuant to the terms of the $4 million loan, we are required to remit all principal and interest payments received pursuant to the $2.3 million note receivable issued to us by the buyer of the Colorado Grande Casino towards further reduction of the principal of the $4 million debt.

On June 26, 2013, we obtained a $1.5 million revolving loan from Wells Fargo Gaming Capital, LLC to pay a slot machine registration fee due to the South Dakota Commission on Gaming by June 30 of each year. The loan matures on March 31, 2014 and bears an annual interest rate of the base rate, which equals the greater of (a) 2.5%, (b) the Federal Reserve rate plus 1/2%, (c) the LIBOR plus 1% or (d) the prime rate charged by Well Fargo Bank, N.A., plus the margin rate of 3.5%. The terms of the loan requires South Dakota Gold to make amortization payments in order to reduce a large portion of the principal balance through October 31, 2013. The repayment of the loan is secured by the assets of South Dakota Gold and NG South Dakota, LLC, while we and NG South Dakota, LLC serve as the guarantors. With this loan, we incurred $25,000 of deferred loan issue costs which are amortizable over the life of the loan.

We are in compliance with financial covenants of the $11.0 million and the $1.5 million Wells Fargo Gaming Capital, LLC notes payable as of July 31, 2013 and the filing date of this document. We are not permitted to incur additional indebtedness without this lender’s prior approval.

Note 6.   Stock-Based Compensation

Information about our share-based plans

We have obligations under two employee stock plans: (1) the 2009 Equity Incentive Plan (the “2009 Plan”) and (2) the 2010 Employee Stock Purchase Plan, as amended (the “2010 Plan”).

The 2009 Plan

On April 14, 2009, our shareholders approved the 2009 Plan providing for the granting of awards to our directors, officers, employees and independent contractors. The number of common stock shares reserved for issuance under the 2009 Plan is 1,750,000 shares. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has complete discretion under the plan regarding the vesting and service requirements, exercise price and other conditions. Under the 2009 Plan, the Committee is authorized to grant the following types of awards:

•	Stock Options including Incentive Stock Options (“ISO”),
•	Options not intended to qualify as ISOs,
•	Stock Appreciation Rights, and
•	Restricted Stock Grants.

To date, the Committee has only awarded stock options for stock-based compensation. Our practice has been to issue new or treasury shares upon the exercise of stock options. Stock option rights granted under the 2009 Plan generally have 5 or 10 year terms and vest in two or three equal annual installments, with some options grants providing for immediate vesting for a portion of the grant.

A summary of activity under our share-based payment plans for the three months ended July 31, 2013 is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
		Price	Term
Outstanding at April 30, 2013	865,000	$1.08
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at July 31, 2013	865,000	$1.08	7.7	$-

Exercisable at July 31, 2013	731,667	$1.13	7.4	$-

As of July 31, 2013, there was a total of $81,457 of unamortized compensation related to stock options, which cost is expected to be recognized over a weighted-average of approximately 1.5 years.

Compensation cost for stock options granted will be based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant and using the weighted-average assumptions of (i) expected volatility, (ii) expected term, (iii) expected dividend yield, (iv) risk-free interest rate and (v) forfeiture rate. Expected volatility is based on historical volatility of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of July 31, 2013, 312,408 shares were issued to 140 participants under the 2010 Plan.

Note 7.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended
	July 31,	July 31,
	2013	2012
Numerator:
Basic and Diluted:
Net income (loss) from continuing operations available to common shareholders	$(215,827)	$168,446

Denominator:
Basic weighted average number of common shares outstanding	16,087,568	15,935,655
Dilutive effect of common stock options and warrants	-	420,000

Diluted weighted average number of common shares outstanding	16,087,568	16,355,655

Income per share from continuing operations:

Net income (loss) per common share - basic and diluted for continuing operations	$(0.01)	$0.01

For the three months ended July 31, 2013 and July 31, 2012, potential dilutive common shares issuable under options of 730,000 and 1,245,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 8.   Segment Reporting

We have three business segments (i) Washington Gold, (ii) South Dakota Gold, (iii) Corporate and for reporting purposes we include assets of operations held for sale. For the three month periods ended July 31, 2013 and July 31, 2012, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses, while the “assets of operations held for sale” consists of the Colorado Grande Casino.

Summarized financial information for our reportable segments is shown in the following table. The “Corporate” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to other reportable segments.

	As of and for the Three Months Ended July 31, 2013
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Assets of Discontinued Operations	Totals

Net revenue	$12,837,302	$2,850,519	$2,968	$15,690,789	$-	$15,690,789
Casino and food and beverage expense	$7,181,693	$2,401,178	$-	$9,589,834	$-	$9,589,834
Marketing and administrative expense	$4,231,959	$77,982	$-	$4,309,941	$-	$4,309,941
Facility and other expenses	$556,620	$28,444	$624,124	$1,202,225	$-	$1,202,225
Depreciation and amortization	$391,142	$169,573	$1,222	$561,937	$-	$561,937
Segment operating income (loss)	$475,888	$173,342	$(622,378)	$26,852	$-	$26,852
Segment assets	$21,381,079	$4,959,623	$7,511,988	$33,852,690	$-	$33,852,690
Additions to property and equipment	$48,029	$61,308	$-	$109,337	$-	$109,337

	As of and for the Three Months Ended July 31, 2012
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Assets of Discontinued Operations	Totals

Net revenue	$13,871,796	$2,938,907	$-	$16,810,703	$-	$16,810,703
Casino and food and beverage expense	$7,121,958	$2,418,847	$-	$9,547,101	$(2,638)	$9,544,463
Marketing and administrative expense	$4,333,015	$71,247	$-	$4,404,262	$(8,396)	$4,395,866
Facility and other expenses	$662,676	$25,525	$917,930	$1,599,835	$11,355	$1,611,190
Depreciation and amortization	$381,945	$152,872	$4,164	$538,981	$-	$538,981
Segment operating income (loss)	$1,372,202	$270,416	$(922,094)	$720,524	$(321)	$720,203
Segment assets	$20,320,643	$5,356,031	$10,837,244	$36,513,918	$-	$36,513,918
Additions to property and equipment	$72,310	$12,473	$-	$84,783	$-	$84,783

Reconciliation of reportable segment assets to our consolidated totals is as follows:

July 31, 2013

Total assets for reportable segments	$33,852,690
Cash and restricted cash not allocated to segments	8,552,074
Deferred tax asset	4,896,735
Total assets	$47,301,499

Note 9. Other Assets

Other assets consist of the following:

	July 31, 2013	April 30, 2013
Other assets	$75,779	$93,553
State gaming license	388,855	388,855
Deferred loan issue cost, net	387,764	440,307
Other assets	$852,398	$922,716

Note 10.   Commitments and Contingencies

We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on January 15, 2015. The total annual rent, including mandatory common area maintenance (“CAM”) for this space is currently $48,844. The CAM contractually increases five percent effective each January 1.

As a result of acquiring facilities in Washington, we own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick, and the real property leases are as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2014 with an option to renew for two additional terms of two years and five years, respectively. The annual rent for this lease is $157,000.
•	Crazy Moose Casino in Pasco has a parking lot lease which expires on December 31 2013. The annual rent for this lease is $6,600.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $238,000, with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $517,000, with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $286,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $700,000, with escalation of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $166,000, with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $360,600, with escalation of 3% annually.
•	Administrative offices lease in Renton expires in December of 2013. The annual rent is $53,000.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $384,000, with escalation of 2% annually.

South Dakota Gold. As a result of acquiring the South Dakota Gold slot route operation, we have the following real property leases:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.
•	Two leases which expired on May 31, 2013 with annual rents of $36,000 and $18,000, respectively. We extended these leases through June 30, 2013. As of June 30, 2013 we terminated the leases.

The expected remaining future rolling twelve months minimum lease payments as of July 31, 2013 are as follows:

Period	Corporate Office Lease Payment	South Dakota Gold Payment	Washington Gold Lease Payment	Total Lease Payment

August 2013 - July 2014	$49,172	$55,200	$2,944,233	$3,048,605
August 2014 - July 2015	24,751	55,200	2,732,718	2,812,669
August 2015 - July 2016	--	55,200	2,502,401	2,557,601
August 2016 - July 2017	--	27,600	1,544,263	1,571,863
August 2017 - July 2018	--	--	875,577	875,577
Thereafter	--	--	1,757,524	1,757,524
	$73,923	$193,200	$12,356,716	$12,623,839

On November 23, 2011, we signed an agreement to sell substantially all of the assets of the Colorado Grande Casino, located in Cripple Creek, Colorado, including any rights in the Colorado Grande name and gaming-related liabilities, to G Investments, LLC (“GI”). Prior to the sale to GI, we leased this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande Casino’s adjusted gross gaming revenues with an annual cap of $400,000. Starting from April 30, 2012, the annual rent was changed to $252,548 with an option by the landlord to revert to the original rent structure upon obtaining necessary approvals from the Colorado Gaming Commission. Although this lease was assigned to GI as a result of the sale of the Colorado Grande Casino, which occurred on May 25, 2012, we retained contingent liability of the tenant’s obligations under this lease through May 24, 2017. We have evaluated financial information provided by GI as of July 31, 2013, and not recorded an accrual for contingent liability since it appears unlikely that GI will default on their lease obligation.

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

Note 12. Acquisitions

South Dakota Gold

On January 27, 2012, through our wholly owned subsidiary, NG South Dakota, LLC, we completed the acquisition of 100% of the shares of South Dakota Gold for $5.1 million. The transaction was financed by $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers, Michael J. Trucano and Patricia Burns. The first promissory note, in the principal amount of $1,425,000, is due on January 27, 2017 and bears an annual interest rate of 6% per annum. Starting February 27, 2012, this note is to be repaid in fifty-nine monthly principal installments of $10,000, plus all accrued and unpaid interest. The remaining balance is due on the maturity date. The second promissory note, in the principal amount of $400,000, bears an imputed annual interest of 6% per annum, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, with the first installment being paid in February of 2012. The third promissory note, in the principal amount of $60,324, bears an imputed annual interest of 6% per annum and matured, and was repaid, on January 27, 2013. We acquired this slot route in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is attributable to the synergies from the existing customer base, as well as other intangible assets that do not qualify for separate recognition. Closing costs and pre-opening expenses of $1,000 related to the acquisition are included in the consolidated statement of operations in marketing and administrative, legal and other expenses of $108,000 related to the acquisition are reflected separately in the consolidated statement of operations. The summary of the purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$65
Property and equipment	1,775
Non-compete	251
Customer relationships	1,100
Goodwill	1,936

Purchase price	$5,127

At July 31, 2013, goodwill acquired was approximately $1,936,000, all of which is expected to be deductible for tax purposes.

We reviewed the South Dakota Gold operating results and concluded that pro-forma financial statements were not required due to immateriality.

Note 13. Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010, and July 18, 2011 as well as South Dakota Gold on January 27, 2012 (see Note 12), we have goodwill and intangible assets of $22.4 million, net of amortization.

The change in the carrying amount of goodwill and intangibles assets for the three months ended July 31, 2013 are as follows (in thousands):

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2013	$22,675	$16,104	$6,571
Current year amortization	(302)	-	(302)
Balance as of July 31, 2013	$22,373	$16,104	$6,269

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and intangible assets pertain to the Washington Gold and South Dakota Gold segments.

Amortization of intangible assets by category, as of July 31, 2013, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,853	$(3,574)	$4,279
Non-compete agreements	1,269	(1,141)	128
Trade names	1,862	-	1,862
Total	$10,984	$(4,715)	$6,269

The estimated future annual amortization of intangible assets, which excludes Trade Names, is as follows (in thousands):

Period	Amount
August 1, 2013-July 31, 2014	$1,205
August 1, 2014-July 31, 2015	1,171
August 1, 2015-July 31, 2016	1,017
August 1, 2016-July 31, 2017	700
August 1, 2017-July 31, 2018	217
Thereafter	97
Total	$4,407

The expected average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of intangible assets in total is 5.5 years.

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

Note 15. Impairment of Assets

Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators exist or when circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Our evaluation of the carrying value of our long-lived assets for sale indicates that we have no further impairment. This fair value measurement uses level 3 inputs under the fair value hierarchy.

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

At July 31, 2013 and April 30, 2013, our balance sheet reflects notes receivable related to Big City Capital of $0, net of a $3.2 million allowance related to the development of gaming/entertainment projects from Big City Capital. During fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. These notes receivable have a maturity date of December 31, 2014.

At July 31, 2013 and April 30, 2013, our balance sheet reflects a receivable related to BVO of $0, net of a $4.6 million allowance. In the period ending April 30, 2012, we determined our ability to collect the $4.6 million BVO Receivable and its accrued interest was doubtful. Therefore we established a $4.6 million valuation allowance against its principal and interest due.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2013, filed on Form 10-K with the SEC on July 29, 2013.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2013, filed on Form 10-K with the SEC on July 29, 2013.

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Washington and South Dakota. Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. However, there is no guarantee that we will be successful in implementing our business strategy in the future and, as such, no guarantee that our future revenues, costs and profitability will increase. Our net revenues were $15.7 million and $16.8 million for the three months ended July 31, 2013 and July 31, 2012, respectively.

When compared to the three months ended July 31, 2012, the three month period ended July 31, 2013 was impacted by the following items:

- Decreased drop at our Washington properties due to abnormally dry weather conditions in the Seattle market during the first quarter of fiscal year 2014 compared to abnormally wet weather conditions during the same period in fiscal year 2013;

- Reduced operating expenses; and

- Decreased net interest expense.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2013 AND JULY 31, 2012

Net revenues. Net revenues decreased 6.7%, to $15.7 million from $16.8 million, for the three month period ended July 31, 2013, compared to the same period ended July 31, 2012. Casino revenues decreased 6.6%, or $1.0 million, due to abnormally dry weather conditions in the Seattle market during June 2013 and July 2013 versus abnormally wet weather conditions during the same months last year. Revenues at our Seattle properties were down approximately 11% for the quarter ended July 31, 2013 compared to the same period last year, while revenues at our tri-cities properties were up approximately 6% during the quarter compared to the same period last year. Food and beverage revenues decreased 7.8%, or $0.2 million, and other revenues decreased 11.8%, or $0.1 million, mainly as a result of reduced patron counts. Our promotional allowances correspondingly decreased 10.9%, or $0.1 million, for the three month period ended July 31, 2013, compared to the same period ended July 31, 2012.

Total operating expenses. Total operating expenses decreased 2.6%, to $15.7 million from $16.1 million, for the three month period ended July 31, 2013, compared to the same period ended July 31, 2012. Casino expenses were flat at $8.4 million when compared to the same period last year. Marketing and administrative decreased 2.1%, or $0.1 million. Food and beverage expenses were flat at $1.2 million when compared to the same period last year. Corporate and legal expense decreased 32.4%, or $0.3 million, due to the cost reductions initiated during the third quarter of fiscal 2013, and depreciation and amortization and other expenses combined were flat at $0.7 million when compared to the same period last year.

Interest income (expense), net. Interest income (expense), net, consists of a net balance of interest expense and amortization of loan issue cost, offset by interest income from our various notes receivable. Interest expense decreased 8.2%, or $31,000, for the three month period ended July 31, 2013, compared to the three month period ended July 31, 2012. The decrease is due to repayment of our long-term debt. Interest income increased from $1,000 to $34,000 due to the note receivable recorded when we sold the Colorado Grande Casino in May 2012. Amortization of loan issue cost was flat at $77,543 for the three month periods ended July 31, 2013 and July 31, 2012.

Income Taxes. Our consolidated tax rate for the periods ending July 31, 2013 and July 31, 2012 were a 42.3% benefit and a 34.5% expense, respectively. Our effective tax rate for the quarter ending July 31, 2013 was 42.3%

Net income (loss). Operating income decreased $0.7 million, to $27,000 from $0.7 million. Net income was $(0.2) million loss compared to $0.2 million income for the three month periods ended July 31, 2013 and July 31, 2012, respectively. The decrease is primarily due to the $1.1 million decreased revenues compared to the same period ended July 31, 2012.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, write-offs of project development costs, litigation charges, non-cash stock option grants, exclusion of net income or loss from operations held for sale, and net losses/gains from asset dispositions. Adjusted EBITDA excludes the impact of slot and table games hold percentages compared to the prior year. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results to compare to the performance of other companies who also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by segment for the three months ended July 31, 2013 and July 31, 2012:

	For the three months ended July 31, 2013
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$13,863,215	$2,872,649	$2,969	$16,738,833
Less promotional allowances	(1,025,914)	(22,130)	-	(1,048,044)
Net revenues	12,837,301	2,850,519	2,969	15,690,789

Expenses:	11,965,711	2,507,604	608,674	15,081,989

Adjusted EBITDA	$871,590	$342,915	$(605,705)	$608,800

	For the three months ended July 31, 2012
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$15,028,422	$2,959,137	$-	$17,987,559
Less promotional allowances	(1,166,741)	(10,115)	-	(1,176,856)
Net revenues	13,861,681	2,949,022	-	16,810,703

Expenses:	12,079,602	2,535,849	912,636	15,528,087

Adjusted EBITDA	$1,782,079	$413,173	$(912,636)	$1,282,616

The following table reconciles adjusted EBITDA to net income (loss) for the three months ended July 31, 2013 and July 31, 2012:

Adjusted EBITDA reconciliation to net income (loss):

	For the three months ended
	July 31, 2013	July 31, 2012

Net income (loss)	$(215,827)	$168,125
Add:
Income tax expense (benefit)	(158,361)	88,689
Net interest expense	397,069	462,144
Loss on sale of assets	3,971	1,245
Depreciation and amortization	561,937	538,981
Deferred rent	4,561	19,034
Stock option and ESPP grants	15,450	4,077
Loss on operations held for sale	-	321
Adjusted EBITDA	$608,800	$1,282,616

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three month periods ended July 31, 2013 and July 31, 2012:

	July 31,	July 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(99,972)	$338,479
Investing activities	(49,082)	708,051
Financing activities	623,302	18,418

Operating activities. The net change in cash used in operating activities during the three month period ended July 31, 2013 compared to same period in the prior fiscal year is a decrease of $0.4 million. This decrease mainly resulted from weaker operating results in Washington State which caused a $0.2 million net loss for the quarter ended July 31, 2013 versus net income of $0.2 million in the same period last year.

Investing activities. Net cash used in investing activities during the three month period ended July 31, 2013 decreased to $0.1 million compared to net cash provided of $0.7 million for the comparable period in the prior fiscal year. The decrease of funds provided is primarily due to the $0.8 million proceeds from the Colorado Grande Casino sale we received in the prior fiscal year.

Financing activities. Net cash provided in financing activities during the three month period ended July 31, 2013 increased $0.6 million from the comparable period in the prior fiscal year. The increase is mainly attributable to the $0.8 million repayment of debt in the prior year due to the sale of the Colorado Grande Casino.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- new management contracts;

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

At July 31, 2013, outstanding indebtedness was $14.8 million, of which $2.3 million is due by July 31, 2014. On October 7, 2011, we closed on an $11.0 million loan with Wells Fargo Gaming Capital, LLC. The proceeds were used to refinance debt and pay fees associated with the loan.

The 268 acres in Black Hawk, Colorado is currently held for sale. If the acreage is sold, we will use the proceeds to reduce debt. On October 31, 2011, we took an impairment charge of $2.3 million on this land thereby writing it down to the estimated value of $1.1 million.

On July 31, 2013, excluding restricted cash of $1.4 million, we had cash and cash equivalents of $7.2 million. The restricted cash consists of approximately $1.4 million of player supported jackpots.

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

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management. The table below shows that, as of July 31, 2013, we have a 1.6 ratio, which is sufficient to service debt and maintain operations.

		Current Ratio as of July 31, 2013
Current Ratio	Current Assets	$11,141,614	1.6
	Current Liabilities	$6,828,545

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of July 31, 2013.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC on July 29, 2013.

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

Date: September 13, 2013

Nevada Gold & Casinos, Inc.

By: /s/ James J. Kohn
James J. Kohn, Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)