Form 10-Q
period 2013-10-31
NEVADA GOLD & CASINOS INC
filed 2013-12-23
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,134,110 as of December 9, 2013.

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

Part I. Financial Information
Item 1. Financial Statements
Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	October 31,	April 30,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,844,436	$6,723,919
Restricted cash	1,252,046	1,306,487
Accounts receivable, net	411,565	445,481
Prepaid expenses	1,208,146	854,092
Notes receivable, current portion	283,613	216,596
Other current assets	327,098	373,923
Total current assets	10,326,904	9,920,498

Investments in development projects	-	56,959
Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	1,914,321	2,082,853
Goodwill	16,103,583	16,103,583
Identifiable intangible assets, net of accumulated amortization of $5,016,223 and $4,413,439 at October 31, 2013 and April 30, 2013, respectively	6,356,952	6,959,737
Property and equipment, net of accumulated depreciation of $3,123,297 and $2,599,940 at October 31, 2013 and April 30, 2013, respectively	4,728,995	5,028,122
Deferred tax asset, net	4,782,211	4,738,373
Other assets	390,319	533,861
Total assets	$45,703,285	$46,523,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,464,368	$2,024,465
Accrued interest payable	30,555	34,393
Other accrued liabilities	2,072,596	2,127,140
Long-term debt, current portion	2,370,000	1,280,000
Total current liabilities	5,937,519	5,465,998
Other long-term liabilities	428,421	421,253
Long-term debt, net of current portion	11,550,000	12,930,000
Total liabilities	17,915,940	18,817,251

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 16,916,947 and 16,864,122 shares issued and 16,134,110 and 16,081,285 shares outstanding at October 31, 2013, and April 30, 2013, respectively	2,030,044	2,023,705
Additional paid-in capital	24,489,199	24,419,858
Retained earnings	8,205,676	8,200,746
Treasury stock, 782,837 shares at October 31, 2013 and April 30, 2013, respectively, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	27,787,345	27,706,735
Total liabilities and stockholders' equity	$45,703,285	$46,523,986

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2013	2012	2013	2012
Revenues:
Casino	$14,479,974	$14,492,470	$28,428,453	$29,451,147
Food and beverage	2,511,766	2,508,167	4,870,074	5,065,767
Other	431,354	456,837	863,400	928,119
Gross revenues	17,423,094	17,457,474	34,161,927	35,445,033
Less promotional allowances	(1,073,977)	(1,073,786)	(2,122,020)	(2,250,642)
Net revenues	16,349,117	16,383,688	32,039,907	33,194,391

Expenses:
Casino	8,482,388	8,542,487	16,907,336	16,973,323
Food and beverage	1,281,597	1,178,027	2,498,307	2,363,249
Other	70,576	81,039	125,056	155,661
Marketing and administrative	4,076,583	4,031,426	8,386,524	8,435,687
Facility	491,720	570,178	970,481	1,113,799
Corporate	585,090	1,493,311	1,202,251	2,405,947
Depreciation and amortization	565,288	538,534	1,127,225	1,077,515
Write-off of project development cost	56,959	257,733	56,959	257,733
Total operating expenses	15,610,201	16,692,735	31,274,139	32,782,914
Operating income (loss)	738,916	(309,047)	765,768	411,477
Non-operating income (expenses):
Loss on sale of assets	(4,546)	(1,718)	(8,517)	(2,963)
Interest income	34,090	-	68,485	900
Interest expense	(345,142)	(393,064)	(699,063)	(778,565)
Amortization of loan issue costs	(88,037)	(85,082)	(165,580)	(162,625)
Income (loss) before income tax benefit (expense)	335,281	(788,911)	(38,907)	(531,776)
Income tax benefit (expense)	(114,524)	108,375	43,837	19,686
Net income (loss) from continuing operations	$220,757	$(680,536)	$4,930	$(512,090)
Net loss from discontinued operations, net of taxes	-	(138,472)	-	(138,793)
Net income (loss)	$220,757	$(819,008)	$4,930	$(650,883)
Per share information:
Net income (loss) per common share - basic and diluted for continuing operations	$0.01	$(0.04)	$0.00	$(0.03)

Net income (loss) per common share - basic and diluted for discontinued operations	$-	$(0.01)	$-	$(0.01)

Basic weighted average number of shares outstanding	16,105,775	15,964,051	16,104,725	15,949,269

Diluted weighted average number of shares
outstanding	16,208,227	15,964,051	16,171,182	15,949,269

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	October 31,	October 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,930	$(650,883)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,127,225	1,077,515
Impairment of capitalized development projects	56,959	257,733
Stock-based compensation	27,240	69,759
Amortization of deferred loan issuance costs	165,580	162,625
Deferred rent	14,438	38,067
Loss on sale of assets	8,517	2,963
Changes to restricted cash	54,441	(262,151)
Deferred income tax benefit	(43,838)	(19,686)
Changes in operating assets and liabilities:
Receivables and other assets	(270,352)	(9,191)
Accounts payable and accrued liabilities	(625,748)	483,574
Net cash provided by operating activities	519,392	1,150,325
Cash flows from investing activities:
Capitalized development costs	-	(43,128)
Collections on notes receivable	101,515	65,600
Purchase of property and equipment	(245,961)	(389,567)
Proceeds from the sale of assets	12,131	800,000
Net cash (used in) provided by investing activities	(132,315)	432,905
Cash flows from financing activities:
Employee stock plan purchases	37,790	83,257
Proceeds from credit facilities	1,500,000	1,700,000
Prepayment of deferred loan costs	(25,000)	(25,000)
Repayment of credit facilities	(1,790,000)	(2,680,000)
Cash proceeds from exercise of stock options	10,650	7,100
Net cash used in financing activities	(266,560)	(914,643)

Net increase in cash and cash equivalents	120,517	668,587
Cash and cash equivalents at beginning of period	6,723,919	5,200,161
Cash and cash equivalents at end of period	$6,844,436	$5,868,748
Supplemental cash flow information:
Cash paid for interest	$706,507	$799,099

Non-cash investing and financing activities:

Issuance of note receivable to purchasers of wholly-owned subsidiary	$-	$2,325,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at October 31, 2013 and April 30, 2013, Consolidated Statements of Operations for the three and six months ended October 31, 2013 and October 31, 2012, and Consolidated Statements of Cash Flows for the six months ended October 31, 2013 and October 31, 2012. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2013 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2013 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income, net loss or stockholders’ equity. We have revised certain statement of cash flow amounts for the six months ended October 31, 2012 from the amounts previously reported in our Form 10-Q quarterly report for the quarterly period ended October 31, 2012.  We corrected the classification of proceeds from credit facilities that we had previously reported as supplemental cash flow information for non-cash financing activities rather than as a direct cash flow provided by financing activities.  The correction increased previously reported net cash provided by financing activities by $1.7 million in the six months ended October 31, 2012, and it reduced previously reported net cash provided by operating activities by an equal amount since the credit facility proceeds were used to prepay our annual slot machine registration fees in South Dakota.  We also corrected the classification of additions to restricted cash that we had previously reported as cash flow from investing activities rather than as cash flow from operating activities.  Refer to Note 3 for the nature of restricted cash.  This correction increased previously reported net cash provided by investing activities by $262,151 in the six months ended October 31, 2012, and it reduced previously reported net cash provided by operating activities by an equal amount.  We assessed the materiality of the corrections and concluded that the corrections were not material to any of our previously issued financial statements.  The correction did not affect net revenues, operating income, income before income tax, or working capital for any period.

Note 2.  Critical Accounting Policies

Revenue Recognition

We record revenues on the accrual basis as earned.  The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. We record the redemption of coupons and points for cash as a reduction of revenue as they are earned. These amounts are included in promotional allowances in the accompanying consolidated statements of operations. The estimated cost of providing such complimentary services included in casino expense in the accompanying consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Food and beverage	$783,633	$827,353	$1,552,391	$1,730,764
Other	30,876	40,514	65,598	84,800
Total cost of complimentary services	$814,509	$867,867	$1,617,989	$1,815,564

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

Goodwill and indefinite lived intangible assets are recorded at carrying value and tested for impairment annually, or more frequently, using projections of undiscounted future cash flows.

The recorded value of cash, accounts receivable and payable approximate fair value based on their short term nature. The recorded value of long term debt approximates fair value as interest rates approximate market rates.

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of October 31, 2013 we had three notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and one is for the sale of the Colorado Grande Casino. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

New Accounting Pronouncements and Legislation Issued

Since the filing of our Form 10-K for the fiscal year ended April 30, 2013, there are no new accounting standards effective which are material to our financial statements or that are required to be adopted by the Company.

Note 3. Restricted Cash

As of October 31, 2013 and April 30, 2013, we maintained approximately $1.3 million and $1.3 million, respectively, in restricted cash, which consists of player-supported jackpot funds. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

Note 4.  Notes Receivable and BVD/BVO Receivable

Notes Receivable

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2.3 million note receivable.  This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

Principal and interest payments are scheduled to be made as follows:

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

Since the inception of this note we have collected $315,000 which consists of $127,066 of principal plus $187,934 of interest.

Big City Capital, LLC

At October 31, 2013 and April 30, 2013, our balance sheet reflects net notes receivable of $0, net of a $3.2 million valuation allowance, related to the development of gaming/entertainment projects from Big City Capital, LLC (“Big City Capital”).  These notes receivable have a maturity date of December 31, 2014.  On a quarterly basis, we review each of our notes receivable to evaluate whether collection is still probable. During prior fiscal years we determined that our ability to collect these notes receivable and related accrued interest had been impaired. As a result, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded $3.2 million of valuation allowances and wrote off the accrued interest.

BVD/BVO Receivable

At October 31, 2013 and April 30, 2013, our balance sheet reflects a net receivable of $0, net of a $4.6 million valuation allowance, related to the development of gaming/entertainment projects from B. V. Oro, LLC (“BVO”). On a quarterly basis, we review each of our receivables to evaluate whether collection is still probable. During a prior fiscal year we determined that our ability to collect this receivable and related accrued interest had been impaired. As a result, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded a $4.6 million valuation allowance for the total principal and interest due.

Note 5.  Long-Term Debt

Our long-term financing obligations are as follows:

	October 31,	April 30,
	2013	2013
$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	$9,000,000	$9,500,000
$4.0 million promissory note, 11.5% interest until maturity at June 30, 2015	2,885,000	3,055,000
$250,000 note payable, 6% interest, to be paid in two annual installments of $100,000 plus accrued interest and the final payment of $50,000 plus accured interest at the maturity date of December 15, 2013	50,000	50,000
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 13, 2014	10,000	30,000
$1.4 million promissory note, 6% interest, payable in fifty nine monthly installments of $10,000 plus all accrued interest beginning February 27, 2012, and the remaining principle at the maturity date of January 27, 2017	1,215,000	1,275,000
$400,000 note payable, 6% imputed interest, to be paid in sixty equal monthly installments beginning February 27, 2012, maturing January 27, 2017	260,000	300,000
$1.5 million note payable, base rate interest, which equals the greater of 2.5%, the Federal Reserve rate plus 1/2%, LIBOR plus 1%, or the prime rate charged by Wells Fargo Bank, plus the margin rate of 3.5%, maturing March 31, 2014	500,000	-
Total	13,920,000	14,210,000
Less: current portion	(2,370,000)	(1,280,000)
Total long-term financing obligations	$11,550,000	$12,930,000

In December 2013, the Company used $1,170,000 of cash to pay down long-term debt that existed as of October 31, 2013. Effective December 18, 2013, the Company refinanced the remaining $12,750,000 of its long-term debt that existed at October 31, 2013. Current portion of long-term debt includes the $1,170,000 cash payment discussed above and scheduled payments due by October 31, 2014 for the new financing. See Note 17 for additional information.

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

Note 6.  Stock-Based Compensation

Information about our share-based plans

We have obligations under two employee stock plans: (1) the 2009 Equity Incentive Plan (the “2009 Plan”), and (2) the 2010 Employee Stock Purchase Plan, as amended (the “2010 Plan”).

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

A summary of activity under our share-based payment plans for the six months ended October 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term
Outstanding at April 30, 2013	865,000	$1.08
Granted	-	-
Exercised	(15,000)	0.71
Forfeited or expired	-	-

Outstanding at October 31, 2013	850,000	$1.09	7.6

Exercisable at October 31, 2013	716,667	$1.14	7.3

As of October 31, 2013, there was a total of $67,837 of unamortized compensation related to stock options, which cost is expected to be recognized over a weighted-average of approximately 1.25 years.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date.  The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation.  The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter.  As of October 31, 2013, 330,965 shares were issued to 140 participants under the 2010 Plan.

Note 7.  Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2013	2012	2013	2012
Numerator:
Basic and Diluted:
Net income (loss) from continuing operations available to common shareholders	$220,757	$(680,536)	$4,930	$(512,090)

Denominator:
Basic weighted average number of common shares outstanding	16,105,775	15,964,051	16,104,725	15,949,269
Dilutive effect of common stock options and warrants	102,452	—	66,457	—

Diluted weighted average number of common shares outstanding	16,208,227	15,964,051	16,171,182	15,949,269

Loss per share from continuing operations:

Net income (loss) per common share - basic and diluted for continuing operations	$0.01	$(0.04)	$0.00	$(0.03)

Net loss per common share - basic and diluted for discontinued operations	$-	$(0.01)	$-	$(0.01)

For the three months ended October 31, 2013 and October 31, 2012, potential dilutive common shares issuable under options of 748,000 and 1,295,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive. For the six months ended October 31, 2013 and October 31, 2012, potential dilutive common shares issuable under options of 784,000 and 1,295,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 8.  Segment Reporting

We have three business segments (i) Washington Gold, (ii) South Dakota Gold, (iii) Corporate and for reporting purposes we include  assets of operations held for sale. For the three and six month periods ended October 31, 2013 and October 31, 2012, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses, while the “assets of operations held for sale” consists of the Colorado Grande Casino.

Summarized financial information for our reportable segments is shown in the following table. The “Corporate” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to other reportable segments.

	As of and for the Three Months Ended October 31, 2013
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Discontinued Operations	Totals
Net revenue	$13,430,310	$2,916,784	$2,023	$16,349,117	$-	$16,349,117
Casino and food and beverage expense	7,328,217	2,435,768	-	9,763,985	-	9,763,985
Marketing and administrative expense	4,015,755	60,828	-	4,076,583	-	4,076,583
Facility and other expenses	527,823	30,379	646,143	1,204,345	-	1,204,345
Depreciation and amortization	393,604	170,598	1,086	565,288	-	565,288
Segment operating income (loss)	1,164,911	219,211	(645,206)	738,916	-	738,916
Segment assets	20,997,169	4,349,794	7,477,629	32,824,592	-	32,824,592
Additions to property and equipment	71,109	16,875	-	87,984		87,984

	As of and for the Three Months Ended October 31, 2012
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Discontinued Operations	Totals
Net revenue	$13,044,127	$3,339,561	$-	$16,383,688	$-	$16,383,688
Casino and food and beverage expense	6,983,137	2,737,377	-	9,720,514	-	9,720,514
Marketing and administrative expense	3,973,122	58,304	-	4,031,426	-	4,031,426
Facility and other expenses	622,414	26,403	1,753,444	2,402,261	-	2,402,261
Depreciation and amortization	380,391	154,142	4,001	538,534	-	538,534
Segment operating income (loss)	1,085,063	363,335	(1,757,445)	(309,047)	(138,472)	(447,519)
Segment assets	20,090,148	4,972,091	9,991,161	35,053,400	-	35,053,400
Additions to property and equipment	121,590	47,240	-	168,830	-	168,830

	As of and for the Six Months Ended October 31, 2013
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Discontinued Operations	Totals
Net revenue	$26,267,613	$5,767,303	$4,991	$32,039,907	$-	$32,039,907
Casino and food and beverage expense	14,568,697	4,836,946	-	19,405,643	-	19,405,643
Marketing and administrative expense	8,247,714	138,810	-	8,386,524	-	8,386,524
Facility and other expenses	1,025,657	58,823	1,270,267	2,354,747	-	2,354,747
Depreciation and amortization	784,746	340,171	2,308	1,127,225	-	1,127,225
Segment operating income (loss)	1,640,799	392,553	(1,267,584)	765,768	-	765,768
Segment assets	20,997,169	4,349,794	7,477,629	32,824,592	-	32,824,592
Additions to property and equipment	119,138	78,183	-	197,321		197,321

	As of and for the Six Months Ended October 31, 2012
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Discontinued Operations	Totals
Net revenue	$26,915,923	$6,278,468	$-	$33,194,391	$-	$33,194,391
Casino and food and beverage expense	14,180,348	5,156,224	-	19,336,572	-	19,336,572
Marketing and administrative expense	8,306,136	129,551	-	8,435,687	-	8,435,687
Facility and other expenses	1,209,838	51,928	2,671,374	3,933,140	138,793	4,071,933
Depreciation and amortization	762,336	307,014	8,165	1,077,515	-	1,077,515
Segment operating income (loss)	2,457,265	633,751	(2,679,539)	411,477	(138,793)	272,684
Segment assets	20,090,148	4,972,091	9,991,161	35,053,400	-	35,053,400
Additions to property and equipment	193,900	59,713	-	253,613	-	253,613

Reconciliation of reportable segment assets to our consolidated totals is as follows:

October 31, 2013
Total assets for reportable segments	$32,824,592
Cash and restricted cash not allocated to segments	8,096,482
Deferred tax asset	4,782,211
Total assets	$45,703,285

Note 9. Other Assets

Other assets consist of the following:

	October 31, 2013	April 30, 2013
Other assets	$77,423	$93,553
Deferred loan issue cost, net	312,896	440,307
Other assets	$390,319	$533,861

Note 10.  Commitments and Contingencies

We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on January 15, 2015. The total annual rent, including mandatory common area maintenance (“CAM”) for this space is currently $48,844. The CAM contractually increases five percent effective each January 1.

As a result of acquiring facilities in Washington, we own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in   Kennewick. In addition we have real property leases as follows:

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

South Dakota Gold.  As a result of acquiring the South Dakota Gold slot route operation, we have the following real property lease:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.

The expected remaining future rolling twelve months minimum lease payments as of October 31, 2013 are as follows:

Period	Corporate Office Lease Payment	South Dakota Gold Payment	Washington Gold Lease Payment	Total Lease Payment

Nov 2013 - Oct 2014	$49,313	$55,200	$2,924,626	$3,029,139
Nov 2014 - Oct 2015	12,399	55,200	2,736,489	2,804,088
Nov 2015 - Oct 2016	—	55,200	2,655,325	2,710,525
Nov 2016 - Oct 2017	—	13,800	1,346,827	1,360,627
Nov 2017 - Oct 2018	—	—	882,191	882,191
Thereafter	—	—	1,533,408	1,533,408
Total	$61,712	$179,400	$12,078,866	$12,319,978

On November 23, 2011, we signed an agreement to sell substantially all of the assets of the Colorado Grande Casino, located in Cripple Creek, Colorado, including any rights in the Colorado Grande name and gaming-related liabilities, to G Investments, LLC (“GI”). Prior to the sale to GI, we leased this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande Casino’s adjusted gross gaming revenues with an annual cap of $400,000. Starting from April 30, 2012, the annual rent was changed to $252,548 with an option by the landlord to revert to the original rent structure upon obtaining necessary approvals from the Colorado Gaming Commission. Although this lease was assigned to GI as a result of the sale of the Colorado Grande Casino, which occurred on May 25, 2012, we retained contingent liability of the tenant’s obligations under this lease through May 24, 2017. We have evaluated financial information provided by GI as of October 31, 2013, and have not recorded an accrual for contingent liability since it appears unlikely that GI will default on their lease obligation.

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

Note 12. Acquisitions

South Dakota Gold

On January 27, 2012, through our wholly owned subsidiary, NG South Dakota, LLC, we completed the acquisition of 100% of the shares of South Dakota Gold for $5.1 million. The transaction was financed by $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers, Michael J. Trucano and Patricia Burns.  The first promissory note, in the principal amount of $1,425,000, matures on January 27, 2017 and bears an annual interest rate of 6% per annum.  Starting February 27, 2012, this note is to be repaid in fifty-nine monthly principal installments of $10,000, plus all accrued and unpaid interest. The remaining balance is due on the maturity date.  The second promissory note, in the principal amount of $400,000, bears an imputed annual interest of 6% per annum, matures on January 27, 2017, and is payable in sixty equal monthly installments of $6,667 on the twenty-seventh day of each month, with the first installment being paid in February of 2012. The third promissory note, in the principal amount of $60,324, bears an imputed annual interest of 6% per annum and matured, and was repaid, on January 27, 2013. We acquired this slot route in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is attributable to the synergies from the existing customer base, as well as other intangible assets that do not qualify for separate recognition. During fiscal year 2012,  closing costs and pre-opening expenses of $1,000 related to the acquisition were included in the consolidated statement of operations in marketing and administrative, legal and other expenses of $108,000 related to the acquisition were reflected separately in the consolidated statement of operations.  The summary of the purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$65
Property and equipment	1,775
Non-compete	251
Customer relationships	1,100
Goodwill	1,936

Purchase price	$5,127

We reviewed the South Dakota Gold operating results and concluded that pro-forma financial statements were not required due to immateriality.

Note 13.  Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010, and July 18, 2011 as well as South Dakota Gold on January 27, 2012 (see Note 12), and expenditures made to obtain our Nevada gaming license, as of October 31, 2013, we have goodwill and intangible assets of $22.4 million, net of amortization.

The change in the carrying amount of goodwill and intangibles assets for the six months ended October 31, 2013 are as follows (in thousands):

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2013	$23,063	$16,104	$6,959
Current year amortization	(603)	-	(603)
Balance as of October 31, 2013	$22,460	$16,104	$6,356

Goodwill and net other intangibles by segment as of October 31, 2013 are as follows:

	Total	Goodwill	Other Intangibles, net
Washington Gold	$19,197	$14,167	$5,030
South Dakota Gold	2,875	1,937	938
Corporate	388	-	388
Balance as of October 31, 2013	$22,460	$16,104	$6,356

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  Amortization of intangible assets by category, as of October 31, 2013, is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,853	$(3,854)	$3,999
Gaming license	388	-	388
Non-compete agreements	1,269	(1,162)	107
Trade names	1,862	-	1,862
Total	$11,372	$(5,016)	$6,356

The estimated future annual amortization of intangible assets, which excludes Trade Names and Gaming License, is as follows (in thousands):

Period	Amount
Nov 1, 2013-Oct 31, 2014	$1,206
Nov 1, 2014-Oct 31, 2015	1,150
Nov 1, 2015-Oct 31, 2016	911
Nov 1, 2016-Oct 31, 2017	580
Nov 1, 2017-Oct 31, 2018	207
Thereafter	52
Total	$4,106

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

At October 31, 2013 and April 30, 2013, our balance sheet reflects notes receivable related to Big City Capital of $0, net of a $3.2 million allowance related to the development of gaming/entertainment projects from Big City Capital.  During fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. These notes receivable have a maturity date of December 31, 2014.

At October 31, 2013 and April 30, 2013, our balance sheet reflects a receivable related to BVO of $0, net of a $4.6 million allowance.  In the period ending April 30, 2012, we determined our ability to collect the $4.6 million BVO Receivable and its accrued interest was doubtful.  Therefore we established a $4.6 million valuation allowance against its principal and interest due.

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

Note 17. Subsequent Event

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”). The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay down all of the Company’s outstanding long term debt obligations that existed at October 31, 2013 (see Note 5). The maturity date of the Credit Facility is December 10, 2018, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which will be determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin is 5.00% until July 1, 2014, when the first quarterly pricing change will take effect. In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

Scheduled principle payments on the Credit Facility for each of the next five years and thereafter as of October 31, 2013 are as follows:

November 1, 2013 – October 31, 2014	$1,200,000
November 1, 2014 – October 31, 2015	$1,675,000
November 1, 2015 – October 31, 2016	$1,775,000
November 1, 2016 – October 31, 2017	$1,875,000
November 1, 2017 – October 31, 2018	$1,975,000
Thereafter	$4,250,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments. The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios, such as a minimum total leverage ratio ranging from 3.00 to 1.00 through July 1, 2015, 2.50 to 1.00 from August 1, 2015 through July 31, 2017, and 2.00 to 1.00 from August 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio no less than 1.15 to 1.00.

The Company evaluated the refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments and evaluated the refinancing transaction on a lender by lender basis. As a result of this evaluation, the Company concluded the refinancing was an extinguishment of debt and will recognize a loss on debt extinguishment of $313,000 representing the write-off of unamortized debt issuance costs in the third quarter ending January 31, 2014. In connection with the refinancing transaction, the Company paid $451,000 in fees and other costs which will be capitalized and included in other assets on the consolidated balance sheet.

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

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Washington and South Dakota.  Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. However, there is no guarantee that we will be successful in implementing our business strategy in the future and, as such, no guarantee that our future revenues, costs and profitability will increase. Our net revenues were $16.3 million and $16.4 million for the three months ended October 31, 2013 and October 31, 2012, respectively.

When compared to the three months ended October 31, 2012, the three month period ended October 31, 2013 was impacted by the following items:
- Reduced operating expenses due to the severance accruals and write-off of project development costs during the quarter ended October 31, 2012; and
- Decreased net interest expense.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2013 AND OCTOBER 31, 2012

Net revenues. Net revenues year over year were flat for all revenue reporting categories at $16.3 million versus $16.4 million, for the three month period ended October 31, 2013, compared to the same period ended October 31, 2012.

Total operating expenses. Total operating expenses decreased 6.4%, to $15.6 million from $16.7 million, for the three month period ended October 31, 2013, compared to the same period ended October 31, 2012.  Casino, marketing and administrative, depreciation and amortization and, other expenses remained consistent.  Food and beverage expenses increased $0.1 million, or 8.8%, primarily due to increased payroll benefit costs.  Facility expenses decreased $0.1 million, or 13.8%, as a result of reduced operating supplies, payroll and related benefit costs.  Corporate expenses decreased $0.9 million, or 61%, as a result of last year recording $0.7 million of severance accruals for the former CEO and other Houston employees and a $0.3 million write-off of project development costs versus a $0.1 million write-off of project development costs in the current year.

Interest income (expense) Interest expense decreased 12.2%, or $48,000, for the three month period ended October 31, 2013, compared to the three month period ended October 31, 2012. The decrease is due to the reduction of outstanding debt since October 31, 2012. Interest income increased $34,000 for the three month period ended October 31, 2013, compared to the three month period ended October 31, 2012, which was related to the the G Investments, LLC note receivable (See Note 4 of our Consolidated Financial Statements).  Amortization of loan issue cost was $88,037 and $85,082 for the three month periods ended October 31, 2013 and October 31, 2012, respectively.

Income Taxes.   The effective tax benefit rate for the three month period ended October 31, 2013 and October 31, 2012, were 34.16% and 13.74%, respectively, compared to the federal statutory rate of 34%. The prior year rate was primarily due to the write-off of deferred tax assets that corresponded to stock options that expired or were forfeited.

Net income (loss). Net income from continuing operations was $0.2 million compared to a net loss of $0.7 million for the three month periods ended October 31, 2013 and October 31, 2012, respectively. The improvement is primarily a result of the $0.7 million severance accruals and the $0.3 million write-off of project development costs recorded in the period ending October 31, 2012.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2013 AND OCTOBER 31, 2012

Net revenues. Net revenues decreased 3.5%, to $32.0 million from $33.2 million, for the six month period ended October 31, 2013 compared to the six month period ended October 31, 2012. Casino revenues decreased 3.5%, or $1.0 million, due to decreased drop at our Washington properties due to abnormally dry weather conditions in the Seattle market during the first quarter of fiscal year 2014 compared to abnormally wet weather conditions during the first quarter of fiscal year 2013.  Food and beverage and other revenues also decreased $0.2 million and $0.1million, respectively, due to the Seattle weather conditions.  In an effort to maintain revenues and market share  promotional allowances only decreased $0.1 million.

Total operating expenses. Total operating expenses decreased 4.6% to $31.2 million from $32.8 million, for the six month period ended October 31, 2013, compared to the six month period ended October 31, 2012.  Casino, marketing and administrative, depreciation and amortization and other expenses remained consistent. Food and beverage increased $0.1 million, or 5.7%, primarily due to increased payroll benefit costs. Facility expenses decreased $0.1 million or 12.9% primarily due to reduced operating supplies, payroll and related benefit costs. Corporate expenses decreased $1.2 million, or 50.0%, primarily as a result of  the recording of $0.7 million severance accrual for the former CEO and other Houston office employees and, the $0.3 million write-off of development costs during the six months ended October 31, 2012.  The remaining decreases were primarily due to the cost reduction program put into place beginning the third quarter of fiscal 2013.

Interest expense. Interest expense decreased 10.2%, or $80,000, for the six month period ended October 31, 2013 compared to the six month period ended October 31, 2012. The decrease is primarily due to a  decrease in outstanding debt. Amortization of loan issue costs was $166,000 and $163,000 for the six month periods ended October 31, 2013 and October 31, 2012, respectively.

Income Taxes.   The effective tax benefit rate for the six months period ended October 31, 2013 and October 31, 2012 were 112.70% and 3.7%, respectively.  The rate for this period was lower than the federal statutory rate of 34% primarily due to the amortization of stock options while the prior year rate was primarily due to the write-off of deferred tax assets that correspond to stock options that expired or were forfeited.

Net income (loss). Net income (loss) from continuing operations was $0.0 million and $(0.7) million for the six month periods ended October 31, 2013 and October 31, 2012, respectively. The increase of $0.7 million is primarily due to the decline in net revenues offset by the reduced facility expenses described above and the $0.7 million after tax impact of the severance accruals and write-off of project development costs recorded in the six month period ended October 31, 2012.

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

The following table shows adjusted EBITDA by segment for the three months ended October 31, 2013 and October 31, 2012:

	For the three months ended October 31, 2013
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$14,495,897	$2,925,174	$2,023	$17,423,094
Less promotional allowances	(1,065,587)	(8,390)	-	(1,073,977)
Net revenues	13,430,310	2,916,784	2,023	16,349,117

Expenses:	11,861,917	2,526,975	573,616	14,962,508
Adjusted EBITDA	$1,568,393	$389,809	$(571,593)	$1,386,609

	For the three months ended October 31, 2012
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$14,107,533	$3,349,941	$-	$17,457,474
Less promotional allowances	(1,068,596)	(5,190)	-	(1,073,786)
Net revenues	13,038,937	3,344,751	-	16,383,688

Expenses:	11,556,859	2,827,264	701,752	15,085,875
Adjusted EBITDA	$1,482,078	$517,487	$(701,752)	$1,297,813

The following table shows adjusted EBITDA by segment for the six months ended October 31, 2013 and October 31, 2012:

	For the six months ended October 31, 2013:
	Washignton Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$28,359,112	$5,797,823	$4,992	34,161,927
Less promotional allowances	(2,091,500)	(30,520)	-	$(2,122,020)
Net revenues	26,267,612	5,767,303	4,992	32,039,907

Expenses:	23,827,629	5,034,579	1,182,291	30,044,499
Adjusted EBITDA	$2,439,983	$732,724	$(1,177,299)	$1,995,408

	For the six months ended October 31, 2012
	Washignton Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$29,135,955	$6,309,078	$-	35,445,033
Less promotional allowances	(2,235,337)	(15,305)	-	$(2,250,642)
Net revenues	26,900,618	6,293,773	-	33,194,391

Expenses:	23,650,464	5,353,008	1,610,491	30,613,963
Adjusted EBITDA	$3,250,154	$940,765	$(1,610,491)	$2,580,428

The following table reconciles adjusted EBITDA to net income (loss) for the three months ended October 31, 2013 and October 31, 2012:

Adjusted EBITDA reconciliation to net loss:

	For the three months ended
	October 31, 2013	October 31, 2012
Net income (loss)	$220,757	$(819,008)
Add:
Income tax expense (benefit)	114,524	(108,375)
Net interest expense (income)	399,089	478,146
Impairments/Write offs	56,959	257,733
Loss on sale of assets	4,546	1,718
Depreciation and amortization	565,288	538,534
Deferred rent	9,878	19,034
Stock option and ESPP grants	15,568	65,682
Severance expense	-	725,877
Loss on operations held for sale	-	138,472
Adjusted EBITDA	$1,386,609	$1,297,813

The following table reconciles adjusted EBITDA to net income (loss) for the six months ended October 31, 2013 and October 31, 2012:

Adjusted EBITDA reconciliation to net loss:

	For the six months ended
	October 31, 2013	October 31, 2012

Net income (loss)	$4,930	$(650,883)
Add:
Income tax benefit	(43,837)	(19,686)
Net interest expense (income)	796,158	940,290
Impairments/Write offs	56,959	257,733
Loss on sale of assets	8,517	2,963
Depreciation and amortization	1,127,225	1,077,515
Deferred rent	14,438	38,067
Stock option and ESPP grants	31,018	69,759
Severance expense	-	725,877
Loss on operations held for sale	-	138,793
Adjusted EBITDA	$1,995,408	$2,580,428

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 31, 2013 and October 31, 2012:

	Six Months Ended
	October 31,	October 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$519,392	$1,150,325
Investing activities	(132,315)	432,905
Financing activities	(266,560)	(914,643)

Operating activities. Net cash provided by operating activities during the six month period ended October 31, 2013 decreased by $0.6 million over the comparable period in the prior fiscal year. This decrease mainly resulted from a net $1.4 million use of cash to purchase operating assets and pay down operating liabilities, a net $0.2 million reduction of project development cost write-offs, offset by $0.7 million improved net income, a $0.3 million net change in restricted cash.

Investing activities. Net cash used in investing activities during the six month period ended October 31, 2013 increased to $0.1 million compared to net cash provided by of $0.4 million for the comparable period in the prior fiscal year. The decrease of funds provided is primarily due to the $0.8 million proceeds from the Colorado Grande Casino sale which occurred in the prior fiscal year.

Financing activities.  Net cash used in financing activities during the six month period ended October 31, 2013 decreased $0.6 million from the comparable period in the prior fiscal year. The decrease is primarily attributable to $0.9 million less repayment of debt offset by $0.2 million less borrowed funds.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;
- cash flow from operations;
- new management contracts;
- working capital requirements;
- obtaining  debt financing; and
- debt service requirements.

At October 31, 2013, outstanding indebtedness was $13.9 million, of which $2.4 million is due by October 31, 2014. On October 7, 2011, we closed on an $11.0 million loan with Wells Fargo Gaming Capital, LLC. The proceeds were used to refinance debt and pay fees associated with the loan.

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”). The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay down all of the Company’s outstanding long term debt obligations that existed at October 31, 2013 (see Note 5). The maturity date of the Credit Facility is December 10, 2018, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which will be determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin is 5.00% until July 1, 2014, when the first quarterly pricing change will take effect. In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

Scheduled principle payments on the Credit Facility for each of the next five years and thereafter as of October 31, 2013 are as follows:

November 1, 2013 – October 31, 2014	$1,200,000
November 1, 2014 – October 31, 2015	$1,675,000
November 1, 2015 – October 31, 2016	$1,775,000
November 1, 2016 – October 31, 2017	$1,875,000
November 1, 2017 – October 31, 2018	$1,975,000
Thereafter	$4,250,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments. The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios, such as a minimum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through July 31, 2017, and 2.00 to 1.00 from August 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio no less than 1.15 to 1.00.

The Company evaluated the refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments and evaluated the refinancing transaction on a lender by lender basis. As a result of this evaluation, the Company concluded the refinancing was an extinguishment of debt and will recognize a loss on debt extinguishment of $313,000 representing the write-off of unamortized debt issuance costs in the third quarter ending January 31, 2014. In connection with the refinancing transaction, the Company paid $451,000 in fees and other costs which will be capitalized and included in other assets on the consolidated balance sheet.

The 268 acres of vacant land in Black Hawk, Colorado is currently held for sale. If the acreage is sold, we will use the proceeds to reduce debt.  On October 31, 2011, we took an impairment charge of $2.3 million on this land thereby writing it down to the estimated value of $1.1 million.

On October 31, 2013, excluding restricted cash of $1.3 million, we had cash and cash equivalents of $6.8 million. The restricted cash consists of approximately $1.3 million of player supported jackpots.

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

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management.  The table below shows that, as of October 31, 2013, we have a 1.7 working capital ratio.

		Current Ratio as of October 31, 2013
Current Ratio	Current Assets	$10,326,904	1.7
	Current Liabilities	$5,937,519

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of October 31, 2013.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

24

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

10.9	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, the Lender, Nevada Gold & Casinos, as parent, and Restricted Subsidiaries, as borrower.

31.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed or furnished herewith.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 20, 2013

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn
Chief Financial Officer
(Principal Financial Officer)

26