Form 10-Q
period 2014-01-31
NEVADA GOLD & CASINOS INC
filed 2014-03-21
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,146,248 as of March 14, 2014.

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

Part I. Financial Information
Item 1. Financial Statements

Nevada Gold & Casinos, Inc.
Consolidated Balance Sheets

	January 31,	April 30,
	2014	2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,686,817	$6,723,919
Restricted cash	1,325,924	1,306,487
Accounts receivable, net	367,780	445,481
Prepaid expenses	1,050,304	854,092
Notes receivable, current portion	298,911	216,596
Other current assets	345,724	373,923
Total current assets	9,075,460	9,920,498

Real estate held for sale	1,100,000	1,100,000
Investments in development projects	-	56,959
Notes receivable, net of current portion	1,823,272	2,082,853
Goodwill	16,103,583	16,103,583
Identifiable intangible assets, net of accumulated amortization of $5,317,616 and $4,413,439 at January 31, 2014 and April 30, 2013, respectively	6,055,560	6,959,737
Property and equipment, net of accumulated depreciation of $3,385,318 and $2,599,940 at January 31, 2014 and April 30, 2013, respectively	4,498,675	5,028,122
Deferred tax asset, net	4,854,853	4,738,373
Other assets	510,222	533,861
Total assets	$44,021,625	$46,523,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,100,449	$2,024,465
Accrued interest payable	39,930	34,393
Other accrued liabilities	2,084,632	2,127,140
Long-term debt, current portion	1,600,000	1,280,000
Total current liabilities	4,825,011	5,465,998
Long-term debt, net of current portion	11,150,000	12,930,000
Other long-term liabilities	432,055	421,253
Total liabilities	16,407,066	18,817,251

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 16,929,085 and 16,864,122 shares issued and 16,146,248 and 16,081,285 shares outstanding at January 31, 2014, and April 30, 2013, respectively	2,031,499	2,023,705
Additional paid-in capital	24,517,996	24,419,858
Retained earnings	8,002,638	8,200,746
Treasury stock, 782,837 shares at January 31, 2014 and April 30, 2013, respectively, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	27,614,559	27,706,735
Total liabilities and stockholders' equity	$44,021,625	$46,523,986

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013
Revenues:
Casino	$12,810,554	$14,290,483	$41,239,008	$43,741,630
Food and beverage	2,606,048	2,527,607	7,476,123	7,593,374
Other	432,150	436,812	1,295,549	1,364,932
Gross revenues	15,848,752	17,254,902	50,010,680	52,699,936
Less promotional allowances	(1,087,885)	(1,044,757)	(3,194,646)	(3,295,399)
Net revenues	14,760,867	16,210,145	46,816,034	49,404,537

Expenses:
Casino	7,379,668	7,880,140	24,286,561	24,853,463
Food and beverage	1,322,877	1,206,390	3,821,637	3,569,639
Other	62,053	77,591	187,101	233,254
Marketing and administrative	4,017,777	4,121,894	12,419,561	12,557,581
Facility	489,927	592,905	1,460,408	1,706,704
Corporate expense	638,177	850,664	1,840,428	3,256,611
Depreciation and amortization	565,030	550,609	1,692,254	1,628,124
Write-off of investments in development projects	-	-	56,959	257,733
Total operating expenses	14,475,509	15,280,193	45,764,909	48,063,109
Operating income	285,358	929,952	1,051,125	1,341,428
Non-operating income (expenses):
Loss on sale of assets	(7,412)	(2,132)	(15,929)	(5,095)
Interest income	33,241	85,051	101,727	85,951
Interest expense	(255,393)	(370,913)	(954,456)	(1,149,477)
Interest rate swap expense	(3,620)	-	(3,620)	-
Amortization of loan issue costs	(44,305)	(85,119)	(209,885)	(247,744)
Loss on extinguishment of debt	(283,550)	-	(283,550)	-
Income (loss) before income tax benefit (expense)	(275,681)	556,839	(314,588)	25,063
Income tax benefit (expense)	72,643	(368,673)	116,480	(348,987)
Net income (loss) from continuing operations	$(203,038)	$188,166	$(198,108)	$(323,924)
Net income (loss) from discontinued operations, net of taxes	-	47,190	-	(91,603)
Net income (loss)	$(203,038)	$235,356	$(198,108)	$(415,527)
Per share information:
Net income (loss) per common share - basic and diluted for continuing operations	$(0.01)	$0.01	$(0.01)	$(0.02)

Net income (loss) per common share - basic and diluted for discontinued operations in fiscal year 2013		$0.00		$(0.01)

Basic weighted average number of shares outstanding	16,136,485	16,028,191	16,115,311	15,975,576

Diluted weighted average number of shares outstanding	16,325,594	16,029,921	16,271,238	15,975,576

 The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	January 31,	January 31,
	2014	2013
Cash flows from operating activities:
Net income(loss)	$(198,108)	$(415,527)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	1,692,254	1,628,124
Write-off of investments in development projects	56,959	257,733
Stock-based compensation	40,860	124,238
Amortization of deferred loan issuance costs	209,885	247,744
Loss on extinguishment of debt	283,550	-
Deferred rent	18,072	57,101
Loss on sale of assets	15,929	5,095
Changes to restricted cash	(19,437)	353,920
Deferred interest income	11,007	11,889
Deferred income tax benefit	(116,480)	301,797
Changes in operating assets and liabilities:
Receivables and other assets	(86,302)	156,755
Accounts payable and accrued liabilities	(979,263)	361,932
Net cash provided by operating activities	928,926	3,090,801
Cash flows from investing activities:
Capitalized development costs	-	(91,263)
Collections on notes receivable	177,266	28,659
Purchase of property and equipment	(280,132)	(529,020)
Proceeds from the sale of assets	5,574	800,000
Net cash (used in) provided by investing activities	(97,292)	208,376
Cash flows from financing activities:
Employee stock plan purchases	54,422	111,914
Proceeds from credit facilities	14,250,000	1,700,000
Payment of deferred loan costs	(473,808)	(25,000)
Repayment of credit facilities	(15,710,000)	(3,505,324)
Cash proceeds from exercise of stock options	10,650	7,100
Net cash used in financing activities	(1,868,736)	(1,711,310)

Net increase in cash and cash equivalents	(1,037,102)	1,587,867
Cash and cash equivalents at beginning of period	6,723,919	5,200,161
Cash and cash equivalents at end of period	$5,686,817	$6,788,028
Supplemental cash flow information:
Cash paid for interest	$952,799	$1,171,032

Non-cash investing and financing activities:
Issuance of note receivable to purchasers of wholly-owned subsidiary	$-	$2,325,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at January 31, 2014 and April 30, 2013, Consolidated Statements of Operations for the three and nine months ended January 31, 2014 and January 31, 2013, and Consolidated Statements of Cash Flows for the nine months ended January 31, 2014 and January 31, 2013. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2013 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2014 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income, net loss or stockholders’ equity. We have revised certain statement of cash flow amounts for the nine months ended January 31, 2013 from the amounts previously reported in our Form 10-Q quarterly report for the quarterly period ended January 31, 2013.  We corrected the classification of proceeds from credit facilities that we had previously reported as supplemental cash flow information for non-cash financing activities rather than as a direct cash flow provided by financing activities.   The correction increased previously reported net cash provided by financing activities by $1.675 million in the nine months ended January 31, 2013, and it reduced previously reported net cash provided by operating activities by an equal amount since the credit facility proceeds were used to prepay our annual slot machine registration fees in South Dakota.  We also corrected the classification of additions to restricted cash that we had previously reported as cash flow from investing activities rather than as cash flow from operating activities.  Refer to Note 3 for the nature of restricted cash. This correction decreased previously reported net cash provided by investing activities by $353,920 in the nine months ended January 31, 2013, and it increased previously reported net cash provided by operating activities by an equal amount.  We assessed the materiality of the corrections and concluded that the corrections were not material to any of our previously issued financial statements.  The correction did not affect net revenues, operating income, income before income tax, or working capital for any period.

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

	Three Months Ended		Nine Months Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Food and beverage	$767,913	$823,552	$2,319,852	$2,554,183
Other	42,055	33,778	106,545	118,920
Total cost of complimentary services	$809,968	$857,330	$2,426,397	$2,673,103

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

The recorded value of cash, accounts receivable, notes receivable and payable approximate carrying value based on their short term nature. The recorded value of long term debt approximates carrying value as interest rates approximate market rates.

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of January 31, 2014 we had three notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and one is for the sale of the Colorado Grande Casino. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

New Accounting Pronouncements and Legislation Issued

Since the filing of our Form 10-K for the fiscal year ended April 30, 2013, there are no new accounting standards effective which are material to our financial statements or that are required to be adopted by the Company.

Note 3.   Restricted Cash

As of January 31, 2014 and April 30, 2013, we maintained approximately $1.3 million and $1.3 million, respectively, in restricted cash, which consists of player-supported jackpot funds. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

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

Since the inception of this note we have collected $435,000 which consists of $202,817 of principal plus $232,183 of interest.

Big City Capital, LLC

At January 31, 2014 and April 30, 2013, our balance sheet reflects net notes receivable of $0, net of a $3.2 million valuation allowance, related to the development of gaming/entertainment projects from Big City Capital, LLC (“Big City Capital”).  These notes receivable have a maturity date of December 31, 2014.  On an annual basis, we review each of our notes receivable to evaluate whether collection is still probable. During prior fiscal years we determined that our ability to collect these notes receivable and related accrued interest had been impaired. As a result, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded $3.2 million of valuation allowances and wrote off the accrued interest.

BVD/BVO Receivable

At January 31, 2014 and April 30, 2013, our balance sheet reflects a net receivable of $0, net of a $4.6 million valuation allowance, related to the development of gaming/entertainment projects from B. V. Oro, LLC (“BVO”). On an annual basis, we review each of our receivables to evaluate whether collection is still probable. During a prior fiscal year we determined that our ability to collect this receivable and related accrued interest had been impaired. As a result, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded a $4.6 million valuation allowance for the total principal and interest due.

Note 5.   Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 30,
	2014	2013

$12.75 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, increasing quarterly payments beginning March 31, 2014 through September 30, 2018, and the remaining $4,250,000 principal due on the maturity date of December 10, 2018	$12,750,000	$-
$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	-	9,500,000
$4.0 million promissory note, 11.5% interest until maturity at June 30, 2015	-	3,055,000
$250,000 note payable, 6% interest, to be paid in two annual installments of $100,000 plus accrued interest and the final payment of $50,000 plus accured interest at the maturity date of December 15, 2013	-	50,000
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 13, 2014	-	30,000
$1.4 million promissory note, 6% interest, payable in fifty nine monthly installments of $10,000 plus all accrued interest beginning February 27, 2012, and the remaining principal at the maturity date of January 27, 2017	-	1,275,000
$400,000 note payable, 6% imputed interest, to be paid in sixty equal monthly installments beginning February 27, 2012, maturing January 27, 2017	-	300,000
Total	12,750,000	14,210,000
Less: current portion	(1,600,000)	(1,280,000)
Total long-term financing obligations	$11,150,000	$12,930,000

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”).  The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay off all of the Company’s outstanding long term debt obligations.  The maturity date of the Credit Facility is December 10, 2018, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which will be determined quarterly, based on the total leverage ratio for the trailing twelve month period.  The initial Applicable Margin is 5.00% until July 1, 2014, when the first quarterly pricing change will take effect.  In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

As of January 31, 2014, scheduled principal payments on the Credit Facility for each of the next five years and thereafter are as follows:

February 1, 2014 – January 31, 2015	$1,600,000
February 1, 2015 – January 31, 2016	$1,700,000
February 1, 2016 – January 31, 2017	$1,800,000
February 1, 2017 – January 31, 2018	$1,900,000
February 1, 2018 – December 10, 2018	$5,750,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios commencing as of the fiscal quarter ending April 30, 2014, such as a minimum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio no less than 1.15 to 1.00.

The Company evaluated the refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments and evaluated the refinancing transaction on a lender by lender basis. As a result of this evaluation, the Company concluded the refinancing was an extinguishment of debt and recognized a loss on debt extinguishment of $283,550 representing the write-off of unamortized debt issuance costs as of the date of the refinancing. In connection with the refinancing transaction, the Company paid $449,000 in fees and other costs which have been capitalized and included in other assets on the consolidated balance sheet.

On June 26, 2013, we obtained a $1.5 million revolving loan from Wells Fargo Gaming Capital, LLC to pay a slot machine registration fee due to the South Dakota Commission on Gaming by June 30 of each year.  The loan was repaid on December 18, 2013 as part of the Company’s refinancing transaction. The loan was to mature on March 31, 2014 and had an annual interest rate of the base rate, which equals the greater of (a) 2.5%, (b) the Federal Reserve rate plus 1/2%, (c) the LIBOR plus 1% or (d) the prime rate charged by Well Fargo Bank, N.A., plus the margin rate of 3.5%.  The terms of the loan required South Dakota Gold to make amortization payments in order to reduce a large portion of the principal balance through October 31, 2013.  The repayment of the loan was secured by the assets of South Dakota Gold and NG South Dakota, LLC, while we and NG South Dakota, LLC served as the guarantors.  With this loan, we incurred $25,000 of deferred loan issue costs of which the remaining balance was written-off as a result of the Company’s refinancing transaction.

On May 31, 2012, following the closing of the sale of the Colorado Grande Casino we repaid $800,000 of the $4 million note due on June 30, 2015 from the cash proceeds of the sale price paid to us at closing.  Pursuant to the terms of the $4 million loan agreement, we were required to remit all principal and interest payments received pursuant to the $2.3 million note receivable issued to us by the buyer of the Colorado Grande Casino towards further reduction of the principal of the $4 million note. The loan was repaid on December 18, 2013 as part of the Company’s refinancing transaction.

Note 6.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the remaining Credit Facility principal balance. The Company has an approved interest rate swap policy which establishes guidelines for the use and management of interest rate swaps to either reduce the cost or hedge existing or planned debt. The policy states that the Company shall not enter into swap transactions for speculative purposes. At the inception of any hedge agreement, as required by ASC 815, Derivatives and Hedging, the Company documented the hedging relationship and the risk management objective and strategy for the undertaking of all qualifying hedges.

On January 17, 2014, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month beginning with February 10, 2014 until the maturity date of the Credit Facility. As of January 31, 2014, the Company had one outstanding interest rate swap with MOOB with a notional amount of $6,375,000 at a swap rate of 1.52%, which as of January 31, 2014, effectively converts $6,375,000 of our floating-rate debt to a synthetic fixed rate of 6.18%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the terms of the International Swap Dealers Association, Inc. Confirmation, the initial floating index was set at 0.157%.

The Company will not designate the interest rate swap as a cash flow hedge and the interest rate swap will not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value will be recorded in our Consolidated Statements of Operations.

As required by ASC 815, on a quarterly basis, the Company will assess whether any changes to the hedge instrument, or underlying debt agreement, have occurred which would alter the original designation of the hedge instrument. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. As a result of our evaluation of our interest rate swap as of January 31, 2014, we did not record any changes in our interest rate swap fair value for the three or nine months ended January 31, 2014.

Note 7.   Income Taxes

For the three months ended January 31, 2014 and 2013, our overall effective income tax rates were 24.6% and 57.7%, respectively. For the nine month periods ended January 31, 2014 and 2013, our overall effective income tax rates were 25.2% and 265.4%, respectively. The decrease in the year-to-date effective tax rate as of January 31, 2014 as compared to the same period of the prior year is primarily due to an increase in the FICA tip credit during 2014.

We have analyzed our filing position in each jurisdiction where we are required to file tax returns.  We believe our income tax filing position and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.

We filed income tax returns in the United States federal jurisdiction and in several state jurisdictions.  No jurisdiction is currently examining our tax filings for any tax years.

Note 8.   Stock-Based Compensation

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

The 2009 Plan

On April 14, 2009, our shareholders approved the 2009 Plan providing for the granting of awards to our directors, officers, employees and independent contractors.  The number of common stock shares reserved for issuance under the 2009 Plan is 1,750,000 shares.  The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has complete discretion under the plan regarding the vesting and service requirements, exercise price and other conditions. Under the 2009 Plan, the Committee is authorized to grant the following types of awards:

⋅	Stock Options including Incentive Stock Options (“ISO”),
⋅	Options not intended to qualify as ISOs,
⋅	Stock Appreciation Rights, and
⋅	Restricted Stock Grants.

To date, the Committee has only awarded stock options for stock-based compensation. Our practice has been to issue new or treasury shares upon the exercise of stock options. Stock option rights granted under the 2009 Plan generally have 5 or 10 year terms and vest in two or three equal annual installments, with some options grants providing for immediate vesting for a portion of the grant.

A summary of activity under our share-based payment plans for the nine months ended January 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term
Outstanding at April 30, 2013	865,000	$1.08
Granted	-	-
Exercised	(15,000)	0.71
Forfeited or expired	-	-

Outstanding at January 31, 2014	850,000	$1.09	7.3

Exercisable at January 31, 2014	783,333	$1.11	7.2

As of January 31, 2014, there was a total of $54,479 of unamortized compensation related to stock options, which cost is expected to be recognized over the next four quarters.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date.  The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation.  The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter.  As of January 31, 2014, 343,102 shares were issued to 140 participants under the 2010 Plan.

Note 9.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013
Numerator:
Basic and Diluted:
Net income (loss) from continuing operations available to common shareholders	$(203,038)	$188,166	$(198,108)	$(323,924)

Denominator:
Basic weighted average number of common shares outstanding	16,136,485	16,028,191	16,115,311	15,975,576
Dilutive effect of common stock options and warrants	189,109	1,730	155,927	—

Diluted weighted average number of common shares outstanding	16,325,594	16,029,921	16,271,238	15,975,576

Income (loss) per share from continuing operations:

Net income (loss) per common share - basic and diluted for continuing operations	$(0.01)	$0.01	$(0.01)	$(0.02)

Net income (loss) per common share - basic and diluted for discontinued operations in fiscal year 2013		$-		$(0.01)

For the three months ended January 31, 2014 and January 31, 2013, potential dilutive common shares issuable under options of 660,900 and 953,300, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive. For the nine months ended January 31, 2014 and January 31, 2013, potential dilutive common shares issuable under options of 694,000 and 955,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 10.   Segment Reporting

We have three business segments (i) Washington Gold, (ii) South Dakota Gold, (iii) Corporate and for reporting purposes we include  assets of operations held for sale. For the three and nine month periods ended January 31, 2014 and January 31, 2013, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses, while the “assets of operations held for sale” consists of the Colorado Grande Casino.

Summarized financial information for our reportable segments is shown in the following table. The “Corporate” column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to other reportable segments.

	As of and for the Three Months Ended January 31, 2014
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Discontinued Operations	Totals

Net revenue	$13,265,970	$1,492,819	$2,078	$14,760,867	$-	$14,760,867
Casino and food and beverage expense	7,281,343	1,421,202	-	8,702,545	-	8,702,545
Marketing and administrative expense	3,936,401	81,376	-	4,017,777	-	4,017,777
Facility and other expenses	520,021	30,883	639,253	1,190,157	-	1,190,157
Depreciation and amortization	392,807	170,345	1,878	565,030	-	565,030
Segment operating income (loss)	1,135,398	(210,987)	(639,053)	285,358	-	285,358
Segment assets	12,341,375	2,041,298	17,771,357	32,154,030	-	32,154,030
Additions to property and equipment	37,283	6,480	14,022	57,785	-	57,785

	As of and for the Three Months Ended January 31, 2013
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Discontinued Operations	Totals

Net revenue	$14,425,957	$1,784,188	$-	$16,210,145	$-	$16,210,145
Casino and food and beverage expense	7,399,762	1,686,768	-	9,086,530	-	9,086,530
Marketing and administrative expense	4,061,501	60,393	-	4,121,894	-	4,121,894
Facility and other expenses	622,226	42,178	856,756	1,521,160	-	1,521,160
Depreciation and amortization	383,365	165,455	1,789	550,609	-	550,609
Segment operating income (loss)	1,959,103	(170,606)	(858,545)	929,952	47,190	977,142
Segment assets	21,089,628	4,164,718	9,229,330	34,483,676	-	34,483,676
Additions to property and equipment	80,566	200,977	-	281,543	-	281,543

	As of and for the Nine Months Ended January 31, 2014
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Discontinued Operations	Totals

Net revenue	$39,533,582	$7,275,382	$7,070	$46,816,034	$-	$46,816,034
Casino and food and beverage expense	21,850,051	6,258,147	-	28,108,198	-	28,108,198
Marketing and administrative expense	12,184,758	234,803	-	12,419,561	-	12,419,561
Facility and other expenses	1,540,676	94,699	1,909,521	3,544,896	-	3,544,896
Depreciation and amortization	1,177,552	510,516	4,186	1,692,254	-	1,692,254
Segment operating income (loss)	2,780,545	177,217	(1,906,637)	1,051,125	-	1,051,125
Segment assets	12,341,375	2,041,298	17,771,357	32,154,030	-	32,154,030
Additions to property and equipment	152,632	66,290	14,022	232,944		232,944

	As of and for the Nine Months Ended January 31, 2013
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Discontinued Operations	Totals

Net revenue	$41,326,576	$8,077,961	$-	$49,404,537	$-	$49,404,537
Casino and food and beverage expense	21,580,113	6,842,989	-	28,423,102	-	28,423,102
Marketing and administrative expense	12,367,775	189,806	-	12,557,581	-	12,557,581
Facility and other expenses	1,829,063	97,108	3,528,131	5,454,302	91,603	5,545,905
Depreciation and amortization	1,145,700	472,469	9,955	1,628,124	-	1,628,124
Segment operating income (loss)	4,403,925	475,589	(3,538,086)	1,341,428	(91,603)	1,249,825
Segment assets	21,089,628	4,164,718	9,229,330	34,483,676	-	34,483,676
Additions to property and equipment	243,509	248,216	-	491,725	-	491,725

Reconciliation of reportable segment assets to our consolidated totals is as follows:

January 31, 2014

Total assets for reportable segments	$32,154,030
Cash and restricted cash not allocated to segments	7,012,742
Deferred tax asset	4,854,853
Total assets	$44,021,625

Note 11.   Other Assets

Other assets consist of the following:

	January 31, 2014	April 30, 2013
Other assets	$76,374	$93,553
Deferred loan issue cost, net	433,848	440,307
Other assets	$510,222	$533,861

Note 12.   Commitments and Contingencies

We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on January 15, 2015. The total annual rent, including mandatory common area maintenance (“CAM”) for this space is currently $49,407. The CAM contractually increases five percent effective each January 1.

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

•	Crazy Moose Casino in Pasco has a parking lot lease which expired on December 31, 2013. Effective January 1, 2014 the parking lot is leased on a monthly basis.
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

•
Administrative offices lease in Renton expires in October of 2018.  The  monthly rent for the first 22 months is $4,100 and then $4,250 for months 23-34; $4,425 for months 35-48 and; $4,595 for months 49-58.

•
Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms.  The annual rent is $384,000, with escalation of 2% annually.

South Dakota Gold.  As a result of acquiring the South Dakota Gold slot route operation, we have the following real property lease:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.

The expected remaining future rolling twelve months minimum lease payments as of January 31, 2014 are as follows:

Period	Corporate Office Lease Payment	South Dakota Gold Payment	Washington Gold Lease Payment	Total Lease Payment

Feb 2014 - Jan 2015	$49,454	$55,200	$2,884,316	$2,988,970
Feb 2015 - Jan 2016	—	55,200	2,776,667	2,831,867
Feb 2016 - Jan 2017	—	55,200	2,576,438	2,631,638
Feb 2017 - Jan 2018	—	—	1,059,540	1,059,540
Feb 2018 - Jan 2019	—	—	930,155	930,155
Thereafter	—	—	1,309,292	1,309,292
Total	$49,454	$165,600	$11,536,408	$11,751,462

On November 23, 2011, we signed an agreement to sell substantially all of the assets of the Colorado Grande Casino, located in Cripple Creek, Colorado, including any rights in the Colorado Grande name and gaming-related liabilities, to G Investments, LLC (“GI”). Prior to the sale to GI, we leased this property at an annual rent of the greater of $144,000 or 5% of Colorado Grande Casino’s adjusted gross gaming revenues with an annual cap of $400,000. Starting from April 30, 2012, the annual rent was changed to $252,548 with an option by the landlord to revert to the original rent structure upon obtaining necessary approvals from the Colorado Gaming Commission. Although this lease was assigned to GI as a result of the sale of the Colorado Grande Casino, which occurred on May 25, 2012, we retained contingent liability of the tenant’s obligations under this lease through May 24, 2017. We have evaluated financial information provided by GI as of January 31, 2014, and have not recorded an accrual for contingent liability since it appears unlikely that GI will default on their lease obligation.

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

Note 14.   Acquisitions

South Dakota Gold

On January 27, 2012, through our wholly owned subsidiary, NG South Dakota, LLC, we completed the acquisition of 100% of the shares of South Dakota Gold for $5.1 million. The transaction was financed by $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers, Michael J. Trucano and Patricia Burns.  The first promissory note, in the principal amount of $1,425,000, was scheduled to mature on January 27, 2017 and had an annual interest rate of 6% per annum.  Starting February 27, 2012, this note was repaid in monthly principal installments of $10,000, plus all accrued and unpaid interest. The remaining balance of this note was repaid on December 18, 2013 as part of the Company’s refinancing transaction (see Note 5).  The second promissory note, in the principal amount of $400,000, had an imputed annual interest of 6% per annum, was scheduled to mature on January 27, 2017, and was repaid in monthly installments of $6,667 on the twenty-seventh day of each month through November 27, 2013. The remaining balance of this note was repaid on December 18, 2013 as part of the Company’s refinancing transaction (see Note 5). The third promissory note, in the principal amount of $60,324, had an imputed annual interest of 6% per annum and matured, and was repaid, on January 27, 2013. We acquired this slot route in furtherance of our strategy of being an owner and operator of gaming facilities. The purchase was accounted for as a purchase business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Goodwill is defined in ASC 805 as the future economic benefits of other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is attributable to the synergies from the existing customer base, as well as other intangible assets that do not qualify for separate recognition.   During fiscal year 2012, closing costs and pre-opening expenses of $1,000 related to the acquisition were included in the consolidated statement of operations in marketing and administrative, legal and other expenses of $108,000 related to the acquisition were reflected separately in the consolidated statement of operations.  The summary of the purchase price allocation is as follows:

(000’s)
Current assets and liabilities, net	$65
Property and equipment	1,775
Non-compete	251
Customer relationships	1,100
Goodwill	1,936

Purchase price	$5,127

We reviewed the South Dakota Gold operating results and concluded that pro-forma financial statements were not required due to immateriality.

Note 15.   Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010, and July 18, 2011 as well as South Dakota Gold on January 27, 2012 (see Note 13), and expenditures made to obtain our Nevada gaming license, as of January 31, 2014, we have goodwill and intangible assets of $22.2 million, net of amortization.

The change in the carrying amount of goodwill and intangibles assets for the nine months ended January 31, 2014 are as follows (in thousands):

			Other
	Total	Goodwill	Intangibles, net
Balance as of April 30, 2013	$23,063	$16,104	$6,959
Current year amortization	(904)	-	(904)
Balance as of January 31, 2014	$22,159	$16,104	$6,055

Goodwill and net other intangibles by segment as of January 31, 2014 are as follows:

			Other
	Total	Goodwill	Intangibles, net
Washington Gold	$18,956	$14,167	$4,789
South Dakota Gold	2,815	1,937	878
Corporate	388	-	388
Balance as of January 31, 2014	$22,159	$16,104	$6,055

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  Amortization of intangible assets by category, as of January 31, 2014, is as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer relationships	$7,853	$(4,134)	$3,719
Gaming license	388	-	388
Non-compete agreements	1,269	(1,183)	86
Trade names	1,862	-	1,862
Total	$11,372	$(5,317)	$6,055

The estimated future annual amortization of intangible assets, which excludes Trade Names and Gaming License, is as follows (in thousands):

Period	Amount
Feb 1, 2014-Jan 31, 2015	$1,198
Feb 1, 2015-Jan 31, 2016	1,122
Feb 1, 2016-Jan 31, 2017	840
Feb 1, 2017-Jan 31, 2018	458
Feb 1, 2018-Jan 31, 2019	187
Thereafter	—
Total	$3,805

The expected average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of intangible assets in total is 5.5 years.

Note 16.   State Gaming Laws

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

Note 17.   Impairment of Assets

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

On an annual basis, we review each of our notes receivable to evaluate whether the collection of our notes receivable and receivables are still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value.   This fair value measurement uses level 3 inputs under the fair value hierarchy.

At January 31, 2014 and April 30, 2013, our balance sheet reflects notes receivable related to Big City Capital of $0, net of a $3.2 million allowance related to the development of gaming/entertainment projects from Big City Capital.  During fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. These notes receivable have a maturity date of December 31, 2014.

At January 31, 2014 and April 30, 2013, our balance sheet reflects a receivable related to BVO of $0, net of a $4.6 million allowance.  In the period ending April 30, 2012, we determined our ability to collect the $4.6 million BVO Receivable and its accrued interest was doubtful.  Therefore we established a $4.6 million valuation allowance against its principal and interest due.

Note 18.   Stock Offering

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

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Washington and South Dakota.  Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. However, there is no guarantee that we will be successful in implementing our business strategy in the future and, as such, no guarantee that our future revenues, costs and profitability will increase. Our net revenues were $14.8 million and $16.2 million for the three months ended January 31, 2014 and January 31, 2013, respectively. Our net revenues were $46.8 million and $49.4 million for the nine months ended January 31, 2014 and January 31, 2013, respectively.

When compared to the three months ended January 31, 2013, the three month period ended January 31, 2014 was impacted by the following items:

- Approximately 20% reduction of gaming devices at our South Dakota Gold route operation;

- Lower table games hold percentage at our Washington Gold casino operations;

- Write-off of loan issue costs related to extinguishment of debt; and

- Decreased net interest expense.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2014 AND JANUARY 31, 2013

Net revenues. Net revenues year over year decreased 9.0%, to $14.8 million from $16.2 million,  for the three month period ended January 31, 2014, compared to the same period ended January 31, 2013. Casino revenues declined 10.4%, to $12.8 million primarily due to a lower table games hold percentage which negatively impacted our Washington operations by approximately $0.8 million, a lower table games drop of approximately 4% and, a decrease in the number of gaming devices we operated at our South Dakota Gold route operations due to the closure of several gaming facilities in Deadwood, South Dakota. Food and Beverage revenues remained consistent.

Total operating expenses. Total operating expenses decreased 5.3%, to $14.5 million from $15.3 million, for the three month period ended January 31, 2014, compared to the same period ended January 31, 2013.  Casino expenses decreased $0.5 million, or 6.4%, primarily due to decreased commissions, royalty fees and device taxes paid on our slot route. Food and beverage expenses increased $0.1 million, or 9.7%, primarily due to increased payroll benefit costs. Marketing and administrative expenses decreased $0.1 million, or 2.7%, primarily due to a conscience decision to reduce marketing costs. Facility expense decreased $0.1 million, or 17.4%, as a result of reduced operating supplies, payroll and related benefit costs. Corporate expenses decreased $0.2 million, or 25.0%, primarily due to a reduction in staff, reduced office rent due to our move from Houston to Las Vegas in March 2013, and a conscience effort to reduce other operating costs.  Depreciation and amortization and, other expenses remained consistent.

Interest income (expense) Interest expense decreased 31.1%, or $116,000, for the three month period ended January 31, 2014, compared to the three month period ended January 31, 2013. The decrease is due to the reduction of outstanding debt since January 31, 2013 and the refinancing of all remaining debt in December 2013 (See Note 5 of our Consolidated Financial Statements). Interest income decreased $52,000 for the three month period ended January 31, 2014, compared to the three month period ended January 31, 2013, which was related to interest earned on notes receivables based on note terms.  Amortization of loan issue cost was $44,300 and $85,119 for the three month periods ended January 31, 2014 and January 31, 2013, respectively. The reduction is due to the write-off of $283,550 of loan issuance costs due to our debt refinancing, offset by the addition of $449,000 of new loan issuance costs which is being amortized over the life of the new debt.

Income Taxes. For the three months ended January 31, 2014 and 2013, our overall effective income tax rates were 24.6% and 57.7% respectively. The decrease in the quarterly effective tax rate for the three months ended January 31, 2014 as compared to the same period of the prior year is primarily due to an increase in the FICA tip credit during 2014.

Net income (loss). Net loss from continuing operations was $(203,000) compared to net income of $188,200 for the three month periods ended January 31, 2014 and January 31, 2013, respectively. The decrease is primarily a result of the $0.6 million decreased operating income and the $0.3 million write-off of loan issue costs offset by the $0.4 million change in income tax benefits.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2014 AND JANUARY 31, 2013

Net revenues. Net revenues decreased 5.3%, to $46.8 million from $49.4 million, for the nine month period ended January 31, 2014 compared to the nine month period ended January 31, 2013. Casino revenues decreased 5.7%, or $2.5 million, due to decreased drop at our Washington properties due to abnormally dry weather conditions in the Seattle market during the first quarter of fiscal year 2014 compared to abnormally wet weather conditions during the first quarter of fiscal year 2013.  Food and beverage and other revenues each decreased $0.1 million due to the Seattle weather conditions.  In an effort to maintain revenues and market share promotional allowances only decreased $0.1 million.

Total operating expenses. Total operating expenses decreased 4.8% to $45.8 million from $48.1 million, for the nine month period ended January 31, 2014, compared to the nine month period ended January 31, 2013.  Casino expenses decreased $0.6 million, or 2.3% primarily due to decreased commissions, royalty fees and device taxes paid on our slot route. Food and beverage increased $0.3 million, or 7.1%, primarily due to increased payroll benefit costs. Marketing and administrative, depreciation and amortization, and other expenses remained consistent. Facility expenses decreased $0.2 million or 14.4% primarily due to reduced operating supplies, payroll and related benefit costs. Corporate expenses decreased $1.4 million, or 43.5%, primarily as a result of a reduction in staff, reduced office rent due to our move from Houston to Las Vegas in March 2013, and a conscience effort to reduce other operating costs. In the current year we wrote-off $0.1 million of project development costs whereas in the prior year we recorded $0.7 million severance accrual for the former CEO and other Houston office employees and, a $0.3 million write-off of development costs during the nine months ended January 31, 2013.

Interest income (expense). Interest expense decreased 17.0%, or $0.2 million, for the nine month period ended January 31, 2014 compared to the nine month period ended January 31, 2013. The decrease is primarily due to the reduction of outstanding debt since January 31, 2013 and the refinancing of all remaining debt in December 2013 (See Note 5 of our Consolidated Financial Statements). Amortization of loan issue costs was $210,000 and $248,000 for the nine month periods ended January 31, 2014 and January 31, 2013, respectively. The reduction is due to our debt refinancing completed in December 2013, (See Note 5 of our Consolidated Financial Statements).

Income Taxes. For the nine months ended January 31, 2014 and 2013, our overall effective income tax rates were 25.2% and 265.4%, respectively. The decrease in the year-to-date effective tax rate as of January 31, 2014 as compared to the same period of the prior year is primarily due to an increase in the FICA tip credit during 2014.

Net income (loss). Net loss from continuing operations was $(198,100) and $(324,000) for the nine month periods ended January 31, 2014 and January 31, 2013, respectively. The improvement of $0.1 million is primarily due to the reduction of operating and interest expenses described above offset by the decline in net revenues and the $0.3 million write-off of loan issuance costs recorded in the current year.

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

The following table shows adjusted EBITDA by segment for the three months ended January 31, 2014 and January 31, 2013:

	For the three months ended January 31, 2014
				Total
		South Dakota	Corporate -	Continuing
	Washington Gold	Gold	Other	Operations
Revenues:
Gross revenues	$14,348,330	$1,498,344	$2,078	$15,848,752
Less promotional allowances	(1,082,360)	(5,525)	-	(1,087,885)
Net revenues	13,265,970	1,492,819	2,078	14,760,867

Expenses:	11,734,945	1,532,650	623,970	13,891,565

Adjusted EBITDA	$1,531,025	$(39,831)	$(621,892)	$869,302

	For the three months ended January 31, 2013
				Total
		South Dakota	Corporate -	Continuing
	Washington Gold	Gold	Other	Operations
Revenues:
Gross revenues	$15,466,234	$1,788,668	$-	$17,254,902
Less promotional allowances	(1,040,277)	(4,480)	-	(1,044,757)
Net revenues	14,425,957	1,784,188	-	16,210,145

Expenses:	12,064,454	1,789,339	802,278	14,656,071

Adjusted EBITDA	$2,361,503	$(5,151)	$(802,278)	$1,554,074

The following table shows adjusted EBITDA by segment for the nine months ended January 31, 2014 and January 31, 2013:

	For the nine months ended January 31, 2014:
				Total
		South Dakota	Corporate -	Continuing
	Washignton Gold	Gold	Other	Operations
Revenues:
Gross revenues	$42,707,443	$7,296,167	$7,070	50,010,680
Less promotional allowances	(3,173,861)	(20,785)	-	$(3,194,646)
Net revenues	39,533,582	7,275,382	7,070	46,816,034

Expenses:	35,562,574	6,582,489	1,806,260	43,951,322

Adjusted EBITDA	$3,971,008	$692,893	$(1,799,190)	$2,864,711

	For the nine months ended January 31, 2013
				Total
		South Dakota	Corporate -	Continuing
	Washignton Gold	Gold	Other	Operations
Revenues:
Gross revenues	$44,602,190	$8,097,746	$-	52,699,936
Less promotional allowances	(3,275,614)	(19,785)	-	$(3,295,399)
Net revenues	41,326,576	8,077,961	-	49,404,537

Expenses:	35,700,916	7,152,452	2,416,668	45,270,036

Adjusted EBITDA	$5,625,660	$925,509	$(2,416,668)	$4,134,501

The following table reconciles adjusted EBITDA to net income (loss) for the three months ended January 31, 2014 and January 31, 2013:

Adjusted EBITDA reconciliation to net loss:

	For the three months ended
	January 31, 2014	January 31, 2013

Net income (loss)	$(203,038)	$235,356
Add:
Income tax expense (benefit)	(72,643)	368,673
Net interest expense (income)	270,077	370,981
Loss on extinguishment of debt	283,550	-
Loss on sale of assets	7,412	2,132
Depreciation and amortization	565,030	550,609
Deferred rent	3,632	19,034
Stock option and ESPP grants	15,282	54,479
(Income) on operations held for sale	-	(47,190)
Adjusted EBITDA	$869,302	$1,554,074

The following table reconciles adjusted EBITDA to net income (loss) for the nine months ended January 31, 2014 and January 31, 2013:

Adjusted EBITDA reconciliation to net loss:

	For the nine months ended
	January 31, 2014	January 31, 2013

Net income (loss)	$(198,108)	$(415,527)
Add:
Income tax expense (benefit)	(116,480)	348,987
Net interest expense (income)	1,066,234	1,311,270
Impairments/Write offs	56,959	257,733
Loss on extinguishment of debt	283,550	-
Loss on sale of assets	15,929	5,095
Depreciation and amortization	1,692,254	1,628,124
Deferred rent	18,072	57,101
Stock option and ESPP grants	46,301	124,238
Severance expense	-	725,877
Loss on operations held for sale	-	91,603
Adjusted EBITDA	$2,864,711	$4,134,501

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 31, 2014 and January 31, 2013:

	Nine Months Ended
	January 31,	January 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$928,926	$3,090,801
Investing activities	(97,292)	208,376
Financing activities	(1,868,736)	(1,711,310)

Operating activities. Net cash provided by operating activities during the nine month period ended January 31, 2014 decreased by $2.1 million over the comparable period in the prior fiscal year. This decrease mainly resulted from a net $1.6 million use of cash to purchase operating assets and pay down operating liabilities, a net $0.2 million reduction of project development cost write-offs, a $0.4 million net reduction in restricted cash, a net $0.4 million reduction in deferred income tax benefit, offset by $0.2 million improved net income and a $0.3 million write-off of deferred loan issuance costs.

Investing activities. Net cash used in investing activities during the nine month period ended January 31, 2014 increased to $0.1 million compared to net cash provided by of $0.2 million for the comparable period in the prior fiscal year. The decrease of funds provided is primarily due to the $0.8 million proceeds from the Colorado Grande Casino sale which occurred in the prior fiscal year offset by $0.2 million reduction of property and equipment purchases, $0.2 million additional collections on notes receivable and no expenditures for development costs versus the prior year of $0.1 million.

Financing activities.  Net cash used in financing activities during the nine month period ended January 31, 2014 increased $0.2 million from the comparable period in the prior fiscal year. The increase is primarily attributable to $0.5 million prepayment of deferred loan issue costs, $12.2 net repayment of credit facilities offset by $12.6 net proceeds from borrowed funds.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;
- cash flow from operations;
- new management contracts;
- working capital requirements;
- obtaining  debt financing; and
- debt service requirements.

At January 31, 2014, outstanding indebtedness was $12.75 million, of which $1.6 million is due by January 31, 2015.

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”).  The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay down all of the Company’s outstanding long term debt obligations.  The maturity date of the Credit Facility is December 10, 2018, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which will be determined quarterly, based on the total leverage ratio for the trailing twelve month period.  The initial Applicable Margin is 5.00% until July 1, 2014, when the first quarterly pricing change will take effect.  In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

As of January 31, 2014, scheduled principle payments on the Credit Facility for each of the next five years and thereafter are as follows:

February 1, 2014 – January 31, 2015	$1,600,000
February 1, 2015 – January 31, 2016	$1,700,000
February 1, 2016 – January 31, 2017	$1,800,000
February 1, 2017 – January 31, 2018	$1,900,000
February 1, 2018 – December 10, 2018	$5,750,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios commencing as of the fiscal quarter ending April 30, 2014, such as a minimum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio no less than 1.15 to 1.00.

The Company evaluated the refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments and evaluated the refinancing transaction on a lender by lender basis. As a result of this evaluation, the Company concluded the refinancing was an extinguishment of debt and recognized a loss on debt extinguishment of $283,550 representing the write-off of unamortized debt issuance costs as of the date of the refinancing. In connection with the refinancing transaction, the Company paid $449,000 in fees and other costs which have been capitalized and included in other assets on the consolidated balance sheet.

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the remaining Credit Facility principal balance. The Company has an approved interest rate swap policy which establishes guidelines for the use and management of interest rate swaps to either reduce the cost or hedge existing or planned debt. The policy states that the Company shall not enter into swap transactions for speculative purposes. At the inception of any hedge agreement, as required by ASC 815, Derivatives and Hedging, the Company documented the hedging relationship and the risk management objective and strategy for the undertaking of all qualifying hedges.

On January 17, 2014, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month beginning with February 10, 2014 until the maturity date of the Credit Facility. As of January 31, 2014, the Company had one outstanding interest rate swap with MOOB with a notional amount of $6,375,000 at a swap rate of 1.52%, which as of January 31, 2014, effectively converts $6,375,000 of our floating-rate debt to a synthetic fixed rate of 6.18%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the ISDA Confirmation, the initial floating index was set at 0.157%.

The Company will not designate the interest rate swap as a cash flow hedge and the interest rate swap will not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value will be recorded in our Consolidated Statements of Operations.

As required by ASC 815, on a quarterly basis, the Company will assess whether any changes to the hedge instrument, or underlying debt agreement, have occurred which would alter the original designation of the hedge instrument. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. As a result of our evaluation of our interest rate swap as of January 31, 2014, we did not record any changes in our interest rate swap fair value for the three or nine months ended January 31, 2014.

The 268 acres of vacant land in Black Hawk, Colorado is currently held for sale. If the acreage is sold, we will use the proceeds to reduce debt.  On October 31, 2011, we took an impairment charge of $2.3 million on this land thereby writing it down to the estimated value of $1.1 million.

On January 31, 2014, excluding restricted cash of $1.3 million, we had cash and cash equivalents of $5.7 million. The restricted cash consists of approximately $1.3 million of player supported jackpots.

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

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management.  The table below shows that, as of January 31, 2014, we have a 1.9 working capital ratio.

		Current Ratio as of January 31, 2014
Current Ratio	Current Assets	$9,075,460	1.9
	Current Liabilities	$4,825,011

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of January 31, 2014.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

25

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

10.9
Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

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

Date: March 18, 2014

Nevada Gold & Casinos, Inc.

By:	/s/ James J. Kohn
James J. Kohn
Chief Financial Officer
(Principal Financial Officer)

27