Form 10-K
period 2014-04-30
NEVADA GOLD & CASINOS INC
filed 2014-07-29
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for fiscal year ended April 30, 2014
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number. 001-15517

Nevada Gold & Casinos, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

133 E. Warm Springs Road, Suite 102, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 685-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.12 par value	New York Stock Exchange Market

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

☐ Yes ☒ No

As of October 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $1.06, as reported on the NYSE MKT Stock Exchange, was $16,820,078.

As of July 10, 2014, the registrant had 16,210,267 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 30, 2014 are incorporated by reference into Part III of this report.

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

Our current gaming facility operations are located in the United States of America (the “U.S.”), specifically in the states of Washington and South Dakota. In 2012 we sold our interest in the Colorado Grande Casino in Cripple Creek, Colorado.

We operate a portfolio of ten mini-casinos in Washington State (“Washington Gold”) which include restaurants, bars and approximately 140 table games. We acquired these operations in three separate transactions between 2009 and 2011. In 2012, we acquired all of the shares of A.G. Trucano, Son and Grandsons, Inc. (“South Dakota Gold”), a slot machine route operation in Deadwood, South Dakota consisting of approximately 775 slot machines in 16 locations.

We own approximately 268 acres of undeveloped land near Blackhawk, Colorado which is currently held for sale.

We sold the Colorado Grande Casino in 2012 for $3.1 million and have a note receivable from the buyer with a balance of $2.1 as of April 30, 2014.

We report our operations in four segments: Washington Gold, South Dakota Gold, Corporate and assets held for sale. For a summary of financial information concerning these four segments, please refer to the information provided in Note 12 to our Consolidated Financial Statements.

Objective and Strategies

Our primary business objective is to increase long-term returns to shareholders through appreciation in the value of our common shares. To achieve this objective, we intend to grow our assets and our earnings by following three business strategies:

-	enhancing the return from, and the value of, the gaming properties in which we own interests;
-	acquiring or developing additional gaming properties; and
-	assisting in finding financing, developing and/or managing of, or providing consulting services to, gaming projects and operating properties.

Current Casino Operations

Washington Gold – Washington State

On May 12, 2009, we acquired three mini-casinos in the state of Washington for $15.75 million. The transaction was funded with available cash and $4.0 million note issued to the Sellers. The three mini-casinos are Crazy Moose Casino in Pasco, Coyote Bob's Casino in Kennewick, and Crazy Moose Casino in Mountlake Terrace. We believe that Crazy Moose Casino in Mountlake Terrace attracts customers from the greater Seattle area whereas Crazy Moose Casino in Pasco and Coyote Bob’s Casino, located in the southeast region of Washington State, attract customers from Walla Walla, southeastern Washington State and northeastern Oregon.

On July 23, 2010, we acquired six additional mini-casinos and a related administrative center, for $11.07 million, which was funded with $6.0 million in cash and $5.07 million financed by the prior owner’s senior debt holder. These locations were acquired through bankruptcy proceedings. The six mini-casinos are Silver Dollar Casinos in SeaTac, Renton, and Bothell, Golden Nugget Casino in Tukwila, Club Hollywood Casino in Shoreline, and Royal Casino in Everett. All of the properties are located in the Seattle area, and we believe that these casinos attract customers from the greater Seattle area and western Washington State.

On July 18, 2011, we acquired the Red Dragon in Mountlake Terrace, Washington for $1.25 million. This transaction was financed with $400,000 in cash, $500,000 in our common stock and $350,000 in two promissory notes payable to the seller. We believe that this location attracts customers from the Seattle area and western Washington State.

With these three acquisitions we have become the largest operator of mini-casinos in the state of Washington with ten such facilities, which represents approximately 20% of the state's active mini-casinos. Each location includes a full service restaurant, a bar and a maximum of 15 table games. In addition to Player Banked Poker, the table games offered include Blackjack, Pai Gow poker, Baccarat, Spanish 21, Blackjack-Double Action, Ultimate Hold’em, Three and Four Card Poker and High Card Flush. New games are frequently introduced and traditional “pull tabs” are also allowed. Our combined Washington operations provide approximately 140 table games and employ approximately 1,200 people.

Collectively, our Washington operations are referred to herein as “Washington Gold” or “Washington Gold Casinos”. We own the land and building at Crazy Moose in Pasco, and Coyote Bob’s in Kennewick. Our other eight locations are operated in leased facilities. Please refer to the information provided in Note 16 to our Consolidated Financial Statements.

South Dakota Gold – Deadwood, South Dakota

On January 27, 2012, we completed the acquisition of all shares of A.G. Trucano, Son & Grandsons, Inc. (“South Dakota Gold”) for $5.1 million. The transaction was financed by $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers.

South Dakota Gold is a slot machine route operator that has been in business since the legalization of gaming in South Dakota in 1989. We currently operate approximately 775 slot machines in approximately 16 locations in Deadwood, South Dakota, which represents about 22% of the total number of slot machines in that market. Deadwood is a town of 1,300 residents located in the Black Hills, South Dakota, in the southwest corner of the state. The town attracts over a million visitors each year and is a one hour drive from Mount Rushmore and 40-minute drive from Rapid City. Initiated in 1989, Deadwood was the third jurisdiction in the United States to host legalized gambling. Our South Dakota operations employ approximately 26 people.

Colorado Land

We own approximately 268 acres of undeveloped land near Black Hawk, Colorado which is currently held for sale. On April 8, 2013 we signed a one year option agreement, with two one year extensions, with Clear Creek County Development Company, LLC (“CCC”) to sell the land for an initial price of $1.1 million, increasing $118 per day after April 8, 2013. The option cost is equal to one-half of the annual property taxes of approximately $10,000. In April 2014, CCC exercised the first of their two extensions and paid the additional option cost.

Colorado Grande Casino – Cripple Creek, Colorado

On May 25, 2012, we sold substantially all assets, including any rights in the Colorado Grande name and gaming-related liabilities, of the Colorado Grande Casino to G Investments, LLC (“GI”). Under the terms of the agreement, the buyer agreed to pay us $3.1 million, of which $800,000 was paid in cash and $2.3 million will be paid through a five year, 6% interest rate promissory note (the “GI Note”). On May 29, 2012, we filed a Form 8-K which provides details regarding the transaction. Please see Note 4 of our consolidated financial statements.

Previous Projects

On an annual basis, we review each of our notes receivable to evaluate whether collection is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value.

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

In 2005, we acquired a 20% interest in Buena Vista Development Company, LLC (“Buena Vista Development” or “BVD”) in exchange for an approximately $14.8 million loan and an equity investment of approximately $200,000. BVD is developing a casino for the Buena Vista Rancheria of Me-Wuk Indians, a Native American tribe in Amador County, California. Our initial 20% ownership interest in BVD increased by five percentage points at the end of every six-month period the loan remained outstanding, up to a maximum of an additional 20%, for a total of 40%. As of May 2007, we owned a 40% interest in BVD.

In 2008, we sold our 40% interest in BVD to B. V. Oro, LLC (“BVO”), which is owned by our former partner and related parties, for $16 million in cash and a $4 million receivable from BVD due upon the developer receiving repayment of the loan advanced to the tribe, which loan is currently due. The developer has reached a verbal agreement with the tribe to extend the loan until receipt of permanent financing for the project. Should the proceeds of this permanent financing be insufficient to pay off the receivable, the remainder is due from BVO no later than two years after the opening of a gaming/entertainment facility to be built by BVD for the tribe. This receivable bears interest at the rate of prime plus 1% and is guaranteed by our former partner and related parties. In addition, we are entitled to a 5% carried interest in the membership interest sold to BVO.

Given the prevailing very challenging capital market conditions and continued uncertainties surrounding this development project, and based upon our “Level 3” analysis, we recorded a $4.6 million valuation allowance for the total principal and interest in the fourth quarter of fiscal 2012.

At April 30, 2014 and April 30, 2013, our balance sheet reflects a net receivable of $0, net of a $4.6 million valuation allowance, related to the development of gaming/entertainment projects from BVO. Please see Note 4 of our Consolidated Financial Statements.

Big City Capital, LLC

In 2004 we advanced $3.2 million to Big City Capital, LLC (“BC”) for the development of gaming/entertainment projects. The principal of the project personally guaranteed $0.9 million of the notes. These notes have a maturity date of December 31, 2014. The principals are still pursuing involvement, on a limited basis, in a project in Irving, Texas. In 2008, we determined that our ability to collect the full amount of the notes had been impaired and we established a $1.5 million allowance. In 2012, our evaluation determined that the likelihood of collection of the remaining $1.7 million was remote, and we increased the valuation allowance to the full $3.2 million.

At April 30, 2014 and April 30, 2013, our balance sheet reflects a net receivable of $0, net of a $3.2 million valuation allowance, related to the BC note. Please see Note 4 of our Consolidated Financial Statements.

Speedway

Speedway is a to-be-built hotel and casino on a parcel adjacent to the Las Vegas Motor Speedway in North Las Vegas, Nevada. It is anticipated that, if completed, this project will include a hotel, casino and other amenities. The owner of the parcel, CML-NV Speedway, LLC, an affiliate of Rialto Capital Advisors, LLC (“Rialto”), foreclosed on the prior developer in August of 2011. On April 24, 2012, Rialto and Nevada Gold signed a non-binding Memorandum of Understanding, pursuant to which we were to be involved as the developer, manager, and minority equity holder. However, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, as of October 31, 2012, we recorded a $0.2 million write-off of our capitalized costs invested in the project. In October 2012, we informed Rialto that we would no longer be involved in the project.

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

Although any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application for a finding of suitability, the general rule provides that beneficial owners of more than 10% of any class of our voting securities must apply to the NV Gaming Authorities for a finding of suitability. Under certain circumstances, an “institutional investor” (as defined in the NGCA) who acquires more than 10% but not more than 25% of any class of our voting securities, may apply to the NV Gaming Authorities for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, own up to 29% of the voting securities of a registered company for a limited period of time and maintain the waiver. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the NV Gaming Authorities, or who refuses or fails to pay the investigative costs in connection with investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our common stock beyond such period of time as may be prescribed by the NV Gaming Authorities may be guilty of a criminal offense. We would be subject to disciplinary action if, after receipt of notice that a person is unsuitable, we:

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

Other Assets

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, LLC, we own approximately 268 acres of undeveloped land in the vicinity of Black Hawk and Central City, Colorado. Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of our vacant land asset adjacent to the city of Black Hawk, Colorado, and accordingly, we recorded a pre-tax non-cash charge of $2.3 million to our operating results during the period ended April 30, 2012. The $2.3 million expense was based on an appraisal of the land, which used a market approach, and other external data related to mineral rights, which in the aggregate estimated the value of the land at $1.1 million resulting from the general downturn in vacant Colorado land held for development. In November 2012, the land was reappraised for $1.1 million. This acreage is currently held for sale. On April 8, 2013, we signed a one year option agreement, with two one year extensions, with Clear Creek County Development Company, LLC (“CCC”) to sell the land for an initial sale price of $1.1 million plus $118 per day after April 8, 2013. The cost of the option is equal to one-half of the annual property taxes of approximately $10,000. In April 2014, CCC exercised their right to extend the option agreement for one additional year under the same terms, and has one additional option period remaining.

Employees

As of April 30, 2014, we employed approximately 1,240 people.

Available Information

We make available on our website (www.nevadagold.com) under “Investor Relations - SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission (the “SEC”). These reports are also available at the SEC’s website www.sec.gov.

Item 1A.	Risk Factors

The following is a description of those factors that we consider our key challenges and risks:

Financing future acquisitions may be difficult.

Our principal challenge is the necessity to obtain financing in order to expand gaming operations. There can be no assurance that such financing will be obtained.

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

As of April 30, 2014, scheduled principal payments on the Credit Facility for each of the next five years and thereafter are as follows:

May 1, 2014 – April 30, 2015	$1,625,000
May 1, 2015 – April 30, 2016	$1,725,000
May 1, 2016 – April 30, 2017	$1,825,000
May 1, 2017 – April 30, 2018	$1,925,000
May 1, 2018 – December 10, 2018	$5,250,000

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

We are subject to extensive governmental gaming regulation that could adversely affect us. We could be prevented from pursuing future development projects caused by changes in the laws, regulations and ordinances (including tribal or local laws) that apply to gaming facilities or the inability of us or our key personnel, significant shareholders or joint venture partners to obtain or retain gaming regulatory licenses.

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

We have receivables that are expected to be collected. If we are not able to collect or monetize these assets timely, the lack of such collection may have a negative impact on our projected cash flow. Failure to monetize our recorded assets could have adverse effects on our business, financial condition, results of operations, prospects, ability to service or otherwise satisfy our obligations.

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

With each project, we are subject to the risk that our investment may be lost if the project cannot obtain adequate financing to complete development and open the casino successfully. In some cases, we may be forced to provide more financing than originally planned in order to complete development, thereby increasing our risk.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As a result of acquiring facilities in Washington, we own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick. In addition we have real property leases as follows:

Washington Gold Casinos.

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires in May of 2016 with an option to renew for an additional term of five years. The annual rent for this lease is $157,000.
•	Crazy Moose Casino in Pasco has a parking lot lease which expired on December 31, 2013. Effective January 1, 2014, the parking lot is leased on a monthly basis.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $278,000, with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $517,000, with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $294,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $759,000, with escalation of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $186,500, with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $399,950, with escalation of 3% annually.
•	Administrative offices lease in Renton expires in October of 2018. The monthly rent for the first 22 months is $4,100 and then $4,250 for months 23-34; $4,425 for months 35-48 and; $4,595 for months 49-58.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $405,500, with escalation of 2% annually.

South Dakota Gold. As a result of acquiring the South Dakota Gold slot route operation, we have the following real property lease:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.

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

Office Lease. We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on January 15, 2015. The total annual rent, including mandatory common area maintenance (“CAM”) for this space is currently $49,400. The CAM contractually increases five percent effective each January 1.

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

	Fiscal Years Ended
	April 30, 2014		April 30, 2013
	High	Low	High	Low

First Quarter	$1.30	$0.86	$1.34	$1.03
Second Quarter	1.27	0.91	1.08	0.80
Third Quarter	1.50	0.92	0.91	0.74
Fourth Quarter	1.50	1.10	1.23	0.85

Holders of Common Stock

As of June 30, 2014, we had approximately 3,461 holders of our common stock, which includes the number of record holders and participants in security position listings.

Dividends

We have not paid any dividends during the last seven fiscal years and our current policy is to retain earnings to provide for our growth and repayment of debt. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2014 including the 2009 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan, as amended, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)

Equity Compensation Plans Approved by Security Holders	800,000	$1.09	885,000
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	800,000	$1.09	885,000

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

During the years ended April 30, 2014 and April 30, 2013, we did not repurchase any shares.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates involve the use of complicated processes, assumptions, estimates and/or judgments in the preparation of our consolidated financial statements. An accounting estimate is an approximation made by management of a financial statement element, item or account in the consolidated financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our consolidated financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our Consolidated Financial Statements included in Item 8 of this report. We have discussed the development and selection of our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors and have identified the following critical accounting policies for the current fiscal year.

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity and record the portion we do not own as non-controlling interest. The determination of our ability to control, or exert significant influence over, an entity involves the use of judgment. We apply the equity method of accounting if we can exert significant influence over, but do not control the policies and decisions of an entity. We use the cost method of accounting if we are unable to exert significant influence over the entity.

Capitalized Development Costs

We capitalize certain third party, professional, licensing, and other miscellaneous fees directly related to the procurement, evaluation and establishment of contracts for development projects. Development costs are recorded on the cost basis and are amortized over the estimated economic term of the contract. We review each project on an annual basis to assess whether any changes to our estimates are appropriate. If accumulated costs of a specific project exceed the net realizable value of such project, or if the project is abandoned, the costs are charged to earnings.

Goodwill, Other Intangible Assets, and Other Long-Lived Assets

In connection with our acquisitions of the ten Washington mini-casinos from May 12, 2009 to July 18, 2011, and the acquisition of the South Dakota Gold slot route operation in South Dakota on January 27, 2012, we have goodwill and identifiable intangible assets of $21.9 million, net of amortization. Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting level unit, which is the same as our operating segments. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming segment.

We use earnings before interest, taxes, depreciation, amortization, non-cash goodwill and other long-lived asset impairment charges, litigation charges, and net losses/gains from asset dispositions (“EBITDA”) as the measure for future earnings in our impairment test. Management estimates future adjusted EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of adjusted EBITDA rates based on industry standards ranging from 4.5 to 7.5 times adjusted EBITDA for the estimated fair values of our operating facilities as of April 30, 2014.

Long-lived assets, including property, plant and equipment and amortizable intangible assets also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For property held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. We make advances to third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated to determine the appropriate discount to be recorded on the note for it to be considered a performing note. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. See Note 4 of our Consolidated Financial Statements.

We review on an annual basis, or more frequently, each of our notes receivable to evaluate whether the collection of such note receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable would be written down to its estimated fair value.

Revenue Recognition

We record revenues from casino operations and interest on notes receivable on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectability is reasonably certain.

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

	Fiscal Year Ended
	April 30, 2014	April 30, 2013
Food and beverage	$3,079,963	$3,302,772
Other	142,350	147,185
Total cost of complimentary services	$3,222,313	$3,449,957

Accrued Jackpot Liability

We accrue slot jackpot liability as games are played under a matching concept of coin-in. In addition, as of April 30, 2014 and April 30, 2013, we also maintained approximately $1,389,000 and $1,306,500, respectively, in player-supported jackpot accrued liability. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

Income Taxes

Income taxes are accounted for using an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

We recognize the impact of uncertain tax positions in our financial statements only if that position is more likely than not of not being sustained upon examination by the taxing authority. Should interest and penalty be incurred as a result of a review of our income tax returns, we will record the interest and penalty in accordance with applicable guidance.

Deferred tax assets and liabilities presented on the balance sheet are as follows:

	April 30, 2014	April 30, 2013
Current deferred tax asset	$98,643	$67,123
Non-current deferred tax asset	4,356,972	4,671,250
Net deferred tax asset	$4,455,615	$4,738,373

A summary of our deferred tax assets and liabilities is presented in the table below:

	April 30, 2014	April 30, 2013
Deferred tax assets:
Net operating loss carryforwards	$1,355,917	$954,742
Fixed assets	-	98,151
Tax credit carryforwards	215,155	-
Stock options	269,617	278,283
Impairment of notes receivable and land	3,417,478	3,417,478
Revenue not recognized for tax reporting and other	145,696	109,660
Capitalized acquisition costs	-	59,110
Prepaid expenses	-	194,789
Other	167,336	67,123
Total deferred tax assets	5,571,199	5,179,336
Deferred tax liabilities:
Amortization of intangibles	(833,731)	(408,654)
Fixed assets	(234,838)	-
Prepaid expenses	(47,015)	-
Total deferred tax liabilities	(1,115,584)	(408,654)
Net deferred tax assets before valuation allowance	4,455,615	4,770,682
Valuation allowance	-	(32,309)
Net deferred tax assets	$4,455,615	$4,738,373

At April 30, 2014, we have gross federal net operating loss carryforwards of approximately $4.0 million. We also have deferred tax assets of approximately $0.2 million related to general business credits and $0.01 million related to Alternative Minimum Tax credits. The net operating losses and general business credits can be carried forward and applied to offset taxable income for 20 years; they will begin to expire in 2031. The Alternative Minimum Tax credit can be carried forward indefinitely and will offset future regular tax liabilities.

We have analyzed our income tax filing positions in all jurisdictions and believe our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments which will result in a material change to our financial position. As of the time of this filing, no income tax examinations are currently being undertaken by any jurisdiction.

Reconciliations between the statutory federal income tax expense rate of 34.0% in the fiscal years ended April 30, 2014 and April 30, 2013 and our effective income tax rate as a percentage of pre-tax book income is as follows:

	Years Ended
	April 30, 2014		April 30, 2013
	Percent	Dollars	Percent	Dollars

Income tax expense at statutory federal rate	34.0	$248,452	34.0	$186,921
Non-Deductible Expenses	3.3	24,639	—	—
Utilization of General Business Credits	(8.6)	(63,075)	—	—
Write-off of expired or forfeited stock options	—	—	78.4	431,124
Tax Return to Provision Adjustments	10.0	72,743	(19.1)	(105,183)
Effective income tax rate	38.7	$282,759	93.3	$512,862

Accrued Contingent Liability

We assess our exposure to loss contingencies including legal matters. If a potential loss is justified, probable, able to be quantified, and material, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2014 and 2013, we did not record any accrued litigation liability.

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

Real estate held for sale is recorded at fair value less selling costs.

Goodwill and indefinite lived intangible assets are recorded at carrying value and tested for impairment annually, or more frequently, using projections of undiscounted future cash flows.

Interest rate swaps are adjusted on a recurring basis pursuant to accounting standards for fair value measurements. We categorize our interest rate swap as Level 2 for fair value measurement.

The recorded value of cash, accounts receivable, notes receivable and payable approximate carrying value based on their short term nature. The recorded value of long term debt approximates carrying value as interest rates approximate market rates.

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of April 30, 2014 we had three notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and one is for the sale of the Colorado Grande Casino. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

Stock-Based Compensation

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

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming facilities. Our gaming facility operations are located in the United States of America (the “U.S.”), specifically in the states of Washington, South Dakota and, until recently, Colorado. On April 25, 2005, we acquired the Colorado Grande Casino in Cripple Creek, Colorado, which we sold on May 25, 2012. On May 12, 2009, we acquired three mini-casinos in Washington State. On July 23, 2010, we acquired six additional mini-casinos and, on July 18, 2011, we acquired one more mini-casino in Washington State. On January 27, 2012, we acquired all of the shares of A.G. Trucano, Son and Grandsons, Inc. (“South Dakota Gold”), a slot machine route operation in Deadwood, South Dakota. Our business strategy will continue to focus on gaming projects with a continued emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and costs and our profitability can be expected to increase. Our net revenues from continuing operations were $62.8 million and $65.9 million for the fiscal years April 30, 2014 and 2013, respectively.

At times we hold investments in various development projects that we consolidate. As of April 30, 2014 and April 30, 2013, we had capitalized development costs of $0 and $56,959. In fiscal 2014, we determined that it would take an excessive period of time to recover the investment and we therefore wrote off the $56,959.

The following table sets forth our consolidated results of operations for the three months and fiscal years ended April 30, 2014, and April 30, 2013:

Consolidated Statements of Operations

	Three Months Ended		Twelve Months Ended
	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013
Revenues:
Casino	$14,093,561	$14,651,475	$55,332,569	$58,393,105
Food and beverage	2,577,761	2,510,539	10,053,883	10,103,913
Other	447,161	443,607	1,742,710	1,808,538
Gross revenues	17,118,483	17,605,621	67,129,162	70,305,556
Less promotional allowances	(1,085,552)	(1,086,239)	(4,321,768)	(4,381,638)
Net revenues	16,032,931	16,519,382	62,807,394	65,923,918

Expenses:
Casino	7,810,946	8,155,865	32,081,242	33,016,277
Food and beverage	1,292,352	1,270,391	5,114,077	4,838,447
Marketing and administrative	3,991,514	4,095,164	16,369,505	16,652,746
Facility	490,906	564,070	1,951,314	2,270,774
Corporate and legal expense	544,168	795,361	2,384,596	4,051,972
Depreciation and amortization	571,245	498,764	2,263,499	2,126,888
Write-off of project development costs	-	-	56,959	257,733
Loss on settlements - sale of assets	11,676	986	27,605	6,081
Other	59,775	82,525	263,052	310,411
Total operating expenses	14,772,582	15,463,126	60,511,849	63,531,329
Operating income from continuing operations	1,260,349	1,056,256	2,295,545	2,392,589
Non-operating income (expenses):
Interest income	31,677	34,398	133,404	120,349
Interest expense	(138,929)	(345,512)	(1,097,005)	(1,494,989)
Interest rate swap expense	(26,912)	-	(26,912)	-
Decrease in swap fair value	(58,352)	-	(58,352)	-
Amortization of loan issue costs	(22,505)	(81,643)	(232,391)	(329,387)
Loss on extinguishment of debt	-	-	(283,550)	-
Income before income tax	1,045,328	663,499	730,739	688,562
Income tax expense	(399,239)	(211,065)	(282,758)	(560,052)
Net income from continuing operations	646,089	452,434	447,981	128,510
Net loss from operations held for sale, net of taxes	-	-	-	(91,603)
Net income	$646,089	$452,434	$447,981	$36,907
Per share information:
Net income per common share - basic and diluted for continuing operations	$0.04	$0.03	$0.03	$0.01

Net loss per common share - basic and diluted for discontinued operations	$-	$-	$-	$(0.01)

Basic weighted average number of shares outstanding	16,165,930	16,065,719	16,127,654	15,997,546

Diluted weighted average number of shares outstanding	16,366,283	16,110,304	16,294,487	16,020,789

The accompanying notes are an integral part of these consolidated financial statements.

Comparison of the Three Months Ended April 30, 2014 and April 30, 2013

Net revenues. Net revenues year over year decreased 2.9%, to $16.0 million from $16.5 million for the three month period ended April 30, 2014, compared to the same period ended April 30, 2013. Casino revenues declined 3.8% to $14.1 million from $14.7 million primarily resulting from a decrease in the number of gaming devices we operated at our South Dakota Gold properties. Food and beverage, other revenues and promotional allowances remained consistent year over year for the three month period ended April 30, 2014.

Total operating expenses. Total operating expenses decreased 3.9%, to $14.8 million from $15.5 million, for the three month period ended April 30, 2014, compared to the same period ended April 30, 2013. Casino expenses decreased $0.3 million, or 4.2%, primarily caused by decreased commissions, royalty fees and device taxes paid on our slot route. Food and beverage expenses, and other expenses remained consistent. Marketing and administrative expenses decreased $0.1 million, or 2.5%, primarily due to reduced promotions, events and giveaways. Facility expense decreased $0.1 million, or 13.0%, as a result of reduced operating supplies, payroll and related benefit costs. Corporate expenses decreased $0.3 million, or 31.6%, primarily resulting from a reduction in staff, reduced office rent due to our move from Houston to Las Vegas in March 2013, and concerted efforts to reduce other operating costs. Depreciation and amortization increased $0.1 million, or 14.5%, primarily related to fixed asset replacements at our South Dakota Gold operations.

Interest income (expense). Interest expense decreased 52.0%, or $0.2 million, for the three month period ended April 30, 2014, compared to the three month period ended April 30, 2013. The decrease resulted from the reduction of outstanding debt since April 30, 2013 and the refinancing of all remaining debt in December 2013 (See Notes 5 and 6 of our Consolidated Financial Statements). Interest income decreased $3,000 for the three month period ended April 30, 2014, compared to the three month period ended April 30, 2013, which was related to interest earned on notes receivables based on note terms. We recorded a $58,000 decrease of the fair value of the interest rate swap we were required to enter into as a result of refinancing our debt in December 2013, whereas we did not have any swaps during fiscal year 2013. Amortization of loan issue cost was $22,500 and $81,600 for the three month periods ended April 30, 2014 and April 30, 2013, respectively. The reduction resulted from the write-off of $283,550 of our debt refinancing loan issuance costs, offset by the addition of $450,000 of new loan issuance costs which is being amortized over the life of the new debt.

Income Taxes. For the three months ended April 30, 2014 and April 30, 2013, our overall effective income tax rates were 38.2% and 31.8%, respectively. The increase in the quarterly effective tax rate for the three months ended April 30, 2014 as compared to the same period of the prior year is primarily related to changes in the calculation of the FICA tip credit and prior year tax return to provision adjustments.

Net income. Net income from continuing operations was $646,100 compared to $452,400 for the three month periods ended April 30, 2014 and April 30, 2013, respectively. The increase is primarily a result of the $0.2 million increased operating income, a $0.2 million reduction of net interest expense offset by a $0.2 million increase in income tax expense.

Comparison of Fiscal Years Ended April 30, 2014 and April 30, 2013

Net revenues. Net revenues decreased 4.7%, to $62.8 million from $65.9 million, for the fiscal year ended April 30, 2014 compared to the fiscal year ended April 30, 2013. Casino revenues decreased 5.2%, or $3.1 million, primarily resulting from decreased drop at our Washington properties caused by abnormally dry weather conditions in the Seattle market during the first quarter of fiscal year 2014 compared to abnormally wet weather conditions during the first quarter of fiscal year 2013 and a decrease in the number of gaming devices we operated at our South Dakota Gold route operations caused by the closure of several gaming facilities in Deadwood, South Dakota. Food and beverage and other revenues each decreased $0.1 million, also caused by the Seattle weather conditions. In an effort to maintain revenues and market share promotional allowances only decreased $0.1 million.

Total operating expenses. Total operating expenses decreased 4.8% to $60.5 million from $63.5 million, for the fiscal year ended April 30, 2014, compared to the fiscal ended April 30, 2013. Casino expenses decreased $0.9 million, or 2.8%, primarily resulting from decreased commissions, royalty fees and device taxes paid on our slot route. Food and beverage increased $0.3 million, or 5.7%, primarily resulting from increased payroll benefit costs. Marketing and administrative expenses decreased $0.3 million, or 1.7%, primarily resulting from reduced promotions, events and giveaways. Facility expenses decreased $0.3 million, or 14.1%, primarily resulting from reduced operating supplies, payroll and related benefit costs. Corporate expenses decreased $1.7 million, or 41.1%, primarily as a result of a reduction in staff, reduced office rent due to our move from Houston to Las Vegas in March 2013, and concerted efforts to reduce operating costs whereas, in the prior year we recorded $0.7 million severance accrual for the former CEO and other Houston office employees. Depreciation and amortization increased $0.1 million, or 6.4%, primarily due to fixed asset replacements at our South Dakota Gold operations. Other expenses decreased $0.1 million, or 15.3%, due to concerted efforts to reduce operating costs. In the current fiscal year we wrote-off $0.1 million of project development costs compared to $0.3 million in the prior fiscal year.

Interest income (expense). Interest expense decreased 28.2%, or $0.5 million, for the fiscal year ended April 30, 2014 compared to the fiscal year ended April 30, 2013. The decrease is primarily related to the reduction of outstanding debt since April 30, 2013 and the refinancing of all remaining debt in December 2013 (See Note 5 of our Consolidated Financial Statements). We recorded a $58,000 decrease of the fair value of the interest rate swap we were required to enter into as a result of refinancing our debt in December 2013, whereas we did not have any swaps during fiscal year 2013. Amortization of loan issue costs was $232,000 and $329,000 for the fiscal years ended April 30, 2014 and April 30, 2013, respectively. The reduction resulted from our debt refinancing completed in December 2013 (See Note 5 of our Consolidated Financial Statements).

Income taxes. The effective tax rates for the years ended April 30, 2014 and April 30, 2013, were 38.7% and 93.3%, respectively. The decrease in the year-to-date tax rate as of April 30, 2014, as compared to the same period of the prior year is primarily related to changes in the calculation of the FICA tip credit and prior year tax return to provision adjustments.

Operations held for sale. For the year ended April 30, 2013, we recorded a net loss of $0.1 million primarily related to the completion of tax related matters associated with our May 2012 sale of the Colorado Grande Casino.

Net income. Net income was $448,000 and $36,900 for the fiscal years ended April 30, 2014 and April 30, 2013, respectively. The improvement of $0.4 million is primarily a result of the $0.3 million decreased tax expense, the $3.0 million reduction of operating expenses, the $0.5 million reduction of net interest expense and the recording of a $0.1 million write-off of project development costs in the current year compared a $0.3 million write-off in the prior year, offset by, the $3.1 million decline in net revenues, $0.1 million decrease in swap fair value and the $0.3 million write-off of loan issuance costs recorded in the current year.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, write-offs of project development costs, litigation charges, non-cash stock grants, non-cash employee stock purchase plan discounts, exclusion of net income or loss from assets held for sale, and net losses/gains from asset dispositions. Adjusted EBITDA excludes the impact of slot and table games hold percentages compared to the prior year. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results, to compare to the performance of other companies that also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by operating unit for the three months ended April 30, 2014 and April 30, 2013:

	For the three months ended April 30, 2014
				Total
		South Dakota	Corporate -	Continuing
	Washington Gold	Gold	Other	Operations
Revenues:
Gross revenues	$15,218,306	$1,898,935	$1,242	$17,118,483
Less promotional allowances	(1,087,935)	2,383	-	(1,085,552)
Net revenues	14,130,371	1,901,318	1,242	16,032,931

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock grants, employee stock purchase plan discounts and impairments)	11,826,904	1,818,074	533,209	14,178,187

Adjusted EBITDA	$2,303,467	$83,244	$(531,967)	$1,854,744

	For the three months ended April 30, 2013
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$15,205,564	$2,400,057	$-	$17,605,621
Less promotional allowances	(1,038,030)	(48,209)	-	(1,086,239)
Net revenues	14,167,534	2,351,848	-	16,519,382
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock grants, employee stock purchase plan discounts and impairments)	11,922,206	2,204,817	676,670	14,803,693

Adjusted EBITDA	$2,245,328	$147,031	$(676,670)	$1,715,689

The following table shows adjusted EBITDA by operating unit for the twelve months ended April 30, 2014 and April 30, 2013:

	For the twelve months ended April 30, 2014
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$57,925,748	$9,195,102	$8,312	$67,129,162
Less promotional allowances	(4,261,796)	(59,972)	-	(4,321,768)
Net revenues	53,663,952	9,135,130	8,312	62,807,394

Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock grants, employee stock purchase plan discounts and impairments)	47,389,477	8,358,993	2,338,917	58,087,387

Adjusted EBITDA	$6,274,475	$776,137	$(2,330,605)	$4,720,007

	For the twelve months ended April 30, 2013
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$59,807,753	$10,497,803	$-	$70,305,556
Less promotional allowances	(4,313,644)	(67,994)	-	(4,381,638)
Net revenues	55,494,109	10,429,809	-	65,923,918
Expenses:
Total operating expenses (excludes depreciation, amortization, write downs, acquisition costs, stock grants, employee stock purchase plan discounts and impairments)	47,623,120	9,357,269	3,181,347	60,161,736

Adjusted EBITDA	$7,870,989	$1,072,540	$(3,181,347)	$5,762,182
18

Adjusted EBITDA reconciliation for the three months and fiscal years ended April 30, 2014 and April 30, 2013:

Adjusted EBITDA reconciliation to net income:

	For the quarter ended (unaudited)
	April 30, 2014	April 30, 2013

Net Income	$646,089	$452,434
Add:
Income tax expense	399,239	211,065
Net interest expense	156,669	392,757
Decrease in swap fair value	58,352	-
Loss on settlements-sale of assets	11,676	986
Stock options amortization	13,620	13,620
Employee stock purchase discount	1,391	-
Relocation expenses	-	127,029
Depreciation and amortization	571,245	498,764
Deferred rent escalation	(3,537)	19,034
Adjusted EBITDA	$1,854,744	$1,715,689

Adjusted EBITDA reconciliation to net income:

	For the fiscal year ended
	April 30, 2014	April 30, 2013

Net Income	$447,981	$36,907
Add:
Income tax expense	282,758	560,052
Net interest expense	1,222,904	1,704,027
Decrease in swap fair value	58,352	-
Loss on extinguishment of debt	283,550	-
Loss on settlements-sale of assets	27,605	6,081
Severance expenses	-	637,868
Relocation expenses	-	127,029
Stock options amortization	54,479	137,858
Employee stock purchase discount	7,384	-
Net loss on operations held for sale, net of taxes	-	91,603
Depreciation and amortization	2,263,499	2,126,888
Deferred rent escalation	14,536	76,136
Write-off of project development costs	56,959	257,733
Adjusted EBITDA	$4,720,007	$5,762,182

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the fiscal years ended April 30, 2014 and April 30, 2013:

	Fiscal Years Ended
	April 30, 2014	April 30, 2013
Cash provided by (used in):
Operating activities	$3,343,316	$3,499,787
Investing activities	$(110,360)	$223,613
Financing activities	$(2,217,890)	$(2,199,642)

Operating activities. Net cash provided by operating activities during the fiscal year ended April 30, 2014 decreased $0.2 million compared to the same period in the fiscal year ended April 30, 2013. This decrease resulted primarily from a $0.4 million increase in net income and a net increase of $0.2 million to operating assets and liabilities offset by a $0.2 million decrease of net deferred income tax assets and a $0.6 million increase in the changes to restricted cash.

Investing activities. Net cash used in investing activities during the fiscal year ended April 30, 2014 increased $0.3 million compared to the same period in the fiscal year ended April 30, 2013. The increase of funds used primarily resulted from a net $0.3 million decrease of property and equipment purchases, a $0.2 million increase in the collections of the G Investments note receivable, offset by the collection of $0.8 million from the sale of operations held for sale in the fiscal year ended April 30, 2013.

Financing activities. Net cash used in financing activities was $2.2 million for fiscal year ended April 30, 2014 and April 30, 2013, respectively. The activity for the year ended April 30, 2014 is primarily attributable to $0.5 million prepayment of deferred loan issue costs, $16.1 million net repayment of credit facilities offset by $14.3 million net proceeds from borrowed funds and $0.1 million proceeds from employee stock purchases and exercise of stock options.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to future acquisitions;
-	cash flow from operations;
-	new management contracts;
-	working capital requirements;
-	obtaining debt financing; and
-	debt service requirements.

At April 30, 2014, outstanding indebtedness was $12,350,000, of which $1,625,000 million is due by April 30, 2015.

As of April 30, 2014, scheduled principal payments on the Credit Facility for each of the next five years and thereafter are as follows:

May 1, 2014 – April 30, 2015	$1,625,000
May 1, 2015 – April 30, 2016	$1,725,000
May 1, 2016 – April 30, 2017	$1,825,000
May 1, 2017 – April 30, 2018	$1,925,000
May 1, 2018 – December 10, 2018	$5,250,000

On April 30, 2014, excluding restricted cash of $1,389,000, we had cash and cash equivalents of $7,739,000. The restricted cash consists of approximately $1,389,000 of player supported jackpots.

Our Consolidated Financial Statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. We believe that funds from operations will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful. Should cash resources not be sufficient to meet our current obligations as they come due, repay or refinance our long-term debt, and acquire operations that generate positive cash flow, we would be required to curtail our activities and maintain, or grow, at a pace that cash resources could support.

Liquidity

The current ratio is an indication of a company's market liquidity and ability to meet creditor's demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3 for healthy businesses. If a company's current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management. The table below shows as of April 30, 2014, we have a 2.09 ratio, sufficient to service debt and maintain operations.

		Current Ratio as of April 30, 2014
Current Ratio	Current Assets	$10,986,014	2.09
	Current Liabilities	$5,267,797

Indebtedness

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”).  The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay off all of the Company’s outstanding long term debt obligations. The Credit Facility, which matures on December 10, 2018, is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which will be determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin is 5.00% until July 1, 2014, when the first quarterly pricing change will take effect. In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

As of April 30, 2014, scheduled principal payments on the Credit Facility for each of the next five years and thereafter are as follows:

May 1, 2014 – April 30, 2015	$1,625,000
May 1, 2015 – April 30, 2016	$1,725,000
May 1, 2016 – April 30, 2017	$1,825,000
May 1, 2017 – April 30, 2018	$1,925,000
May 1, 2018 – December 10, 2018	$5,250,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios commencing as of the fiscal quarter ending April 30, 2014, including a minimum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio no less than 1.15 to 1.00.

The Company evaluated the refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments and evaluated the refinancing transaction on a lender by lender basis. As a result of this evaluation, the Company concluded the refinancing was an extinguishment of debt and recognized a loss on debt extinguishment of $283,550 representing the write-off of unamortized debt issuance costs as of the date of the refinancing. In connection with the refinancing transaction, the Company paid $450,000 in fees and other costs which have been capitalized and included in other assets on the consolidated balance sheet.

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

On January 17, 2014, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month beginning with February 10, 2014 until the maturity date of the Credit Facility. As of April 30, 2014, the Company had one outstanding interest rate swap with MOOB with a notional amount of $6,175,000 at a swap rate of 1.52%, which as of April 30, 2014, effectively converts $6,175,000 of our floating-rate debt to a synthetic fixed rate of 6.02%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the ISDA Confirmation, the initial floating index as of April 30, 2014 is set at 0.151%.

The Company will not designate the interest rate swap as a cash flow hedge and the interest rate swap will not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value will be recorded in our Consolidated Statements of Operations.

As required by ASC 815, on a quarterly basis, the Company will assess whether any changes to the hedge instrument, or underlying debt agreement, have occurred which would alter the original designation of the hedge instrument. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. As a result of our evaluation of our interest rate swap as of April 30, 2014, we recorded a decrease in our interest rate swap fair value for the three or twelve months ended April 30, 2014.

Off-Balance Sheet Arrangements

None.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Management, including our CEO and CFO, has concluded that the internal control over financial reporting was effective as of April 30, 2014.

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

(a)(1) Financial Statements.

Included in Part II, Item 8 of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of April 30, 2014 and April 30, 2013

Consolidated Statements of Operations for fiscal years ended April 30, 2014 and April 30, 2013

Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2014 and April 30, 2013

Consolidated Statements of Cash Flows for fiscal years ended April 30, 2014 and April 30, 2013

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001 and incorporated herein by reference).

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002 and incorporated herein by reference).

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004 and incorporated herein by reference).

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference).

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A filed June 4, 1999, file no. 333-79867, and incorporated herein by reference).

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8 filed June 22, 2005, file no. 333-126027, and incorporated herein by reference).

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on April 14, 2009, file no. 333-158576, and incorporated herein by reference).

4.4	Nevada Gold & Casinos, Inc.’s 2010 Employee Stock Purchase Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on October 12, 2010, file no. 333-169892, and incorporated herein by reference).

10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Third Amended and Restated Promissory Note dated May 25, 2012 issued by Nevada Gold & Casinos, Inc. to Louise H. Rogers, as her separate property (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed June 1, 2012).

10.3	May 2012 Amended and Restated Security Agreement dated May 25, 2012 between Nevada Gold & Casinos, Inc. and Louise H. Rogers, as her separate property (filed previously as Exhibits 10.2 to the Company’s Form 8-K filed June 1, 2012).

10.4	Credit Agreement dated June 27, 2012 by and among Wells Fargo Gaming Capital, LLC, as administrative agent, the Lenders that are parties thereto, Nevada Gold & Casinos, Inc., as parent, and A.G. Trucano, Son & Grandsons, Inc., as borrower (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed July 3, 2012).

10.5	Guaranty and Security Agreement dated June 27, 2012 among Nevada Gold & Casinos, Inc., certain Grantors listed on the signature page and Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibits 10.2 to the Company’s Form 8-K filed July 3, 2012).

10.6	Intercompany Subordination Agreement dated June 27, 2012 by and among certain Obligors listed on the signature page in favor of Wells Fargo Gaming Capital, LLC, in capacity as administrative agent (filed previously as Exhibits 10.3 to the Company’s Form 8-K filed July 3, 2012).

10.7	Amendment Number Two to Credit Agreement dated October 7, 2011 by and among Wells Fargo Gaming Capital, LLC, in capacity as administrative agent and lender, Nevada Gold & Casinos, Inc., as parent, and NG Washington, LLC, NG Washington II, LLC and NG Washington III, LLC, as borrowers (filed previously as Exhibits 10.4 to the Company’s Form 8-K filed July 3, 2012).

10.8	Intercreditor Agreement and Subordination dated June 27, 2012 by and between Wells Fargo Gaming Capital, LLC, as administrative agent, and Michael J. Trucano, as sellers’ representative (filed previously as Exhibits 10.5 to the Company’s Form 8-K filed July 3, 2012).

10.9	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.10(+)	Employment Agreement dated December 12, 2012 by and between Michael P. Shaunnessy and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed November 13, 2012 and incorporated herein by reference).

10.11(+)	Employment Agreement dated February 27, 2013 by and between James J. Kohn and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed March 1, 2013 and incorporated herein by reference).

10.12(+)	Employment Agreement dated May 1, 2013 by and between Victor H. Mena and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 3, 2013 and incorporated herein by reference).

10.13(+)	Employment Agreement dated April 14, 2011 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2011 and incorporated herein by reference).

23.1(*)	Consent of Independent Registered Public Accounting Firm.

23.2(*)	Consent of Independent Registered Public Accounting Firm

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(†)	XBRL Instance Document

101.SCH(†)	XBRL Taxonomy Schema

101.CAL(†)	XBRL Taxonomy Calculation Linkbase

101.DEF(†)	XBRL Taxonomy Definition Linkbase

101.LAB(†)	XBRL Taxonomy Label Linkbase

101.PRE(†)	XBRL Taxonomy Presentation Linkbase

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

Date: July 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s /WILLIAM J. SHERLOCK
William J. Sherlock	Chairman of the Board of Directors	July 29, 2014
/s/ WILLIAM G. JAYROE
William G. Jayroe	Director	July 29, 2014
/s/ FRANK CATANIA
Frank Catania	Director	July 29, 2014
/s/ FRANCIS M. RICCI
Francis M. Ricci	Director	July 29, 2014
/s/ WAYNE H. WHITE
Wayne H. White	Director	July 29, 2014
/s/ MICHAEL P. SHAUNNESSY	President and Chief Executive Officer (Principal
Michael P. Shaunnessy	Executive Officer)	July 29, 2014
/s/ JAMES J. KOHN	EVP and Chief Financial Officer (Principal
James J. Kohn	Financial and Accounting Officer)	July 29, 2014

Index to Consolidated Financial Statements

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nevada Gold & Casinos, Inc.:

We have audited the accompanying consolidated balance sheet of Nevada Gold & Casinos, Inc. as of April 30, 2014, and the related consolidated statement of operations, statement of stockholders’ equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides for a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Gold & Casinos, Inc. at April 30, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

July 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nevada Gold & Casinos, Inc.

We have audited the accompanying consolidated balance sheet of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold & Casinos, Inc. and Subsidiaries as of April 30, 2013 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
July 28, 2013

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$7,738,985	$6,723,919
Restricted cash	1,388,995	1,306,487
Accounts receivable	252,504	445,481
Prepaid expenses	829,228	854,092
Deferred tax asset, current portion	98,643	67,123
Notes receivable, current portion	332,973	216,596
Inventory and other current assets	344,686	373,923
Total current assets	10,986,014	9,987,621

Investments in development projects	-	56,959
Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	1,730,246	2,082,853
Goodwill	16,103,583	16,103,583
Identifiable intangible assets, net of accumulated amortization of $5,619,009 and $4,413,439 at April 30, 2014 and April 30, 2013, respectively	5,754,167	6,959,738
Property and equipment, net of accumulated depreciation of $3,632,349 and $2,599,940 at April 30, 2014 and April 30, 2013, respectively	4,289,178	5,028,122
Deferred tax asset, net of current portion	4,356,972	4,671,250
Other assets	486,466	533,860
Total assets	$44,806,626	$46,523,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,427,010	$2,024,465
Accrued interest payable	37,470	34,393
Other accrued liabilities	2,178,317	2,127,140
Long-term debt, current portion	1,625,000	1,280,000
Total current liabilities	5,267,797	5,465,998
Long-term debt, net of current portion	10,725,000	12,930,000
Other long term liabilities	486,870	421,253
Total liabilities	16,479,667	18,817,251

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 16,980,676 and 16,864,122 shares issued and 16,197,839 and 16,081,285 shares outstanding at April 30, 2014, and April 30, 2013, respectively	2,037,689	2,023,705
Additional paid-in capital	24,578,117	24,419,858
Retained earnings	8,648,727	8,200,746
Treasury stock, 782,837 shares at April 30, 2014 and April 30, 2013, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	28,326,959	27,706,735
Total liabilities and stockholders' equity	$44,806,626	$46,523,986

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	April 30,	April 30,
	2014	2013
Revenues:
Casino	$55,332,569	$58,393,105
Food and beverage	10,053,883	10,103,913
Other	1,742,710	1,808,538
Gross revenues	67,129,162	70,305,556
Less promotional allowances	(4,321,768)	(4,381,638)
Net revenues	62,807,394	65,923,918

Expenses:
Casino	32,081,242	33,016,277
Food and beverage	5,114,077	4,838,447
Marketing and administrative	16,369,505	16,652,746
Facility	1,951,314	2,270,774
Corporate	2,384,596	4,051,972
Depreciation and amortization	2,263,499	2,126,888
Other	263,052	310,411
Loss on settlements - sale of assets	27,605	6,081
Write-off of project development costs	56,959	257,733
Total operating expenses	60,511,849	63,531,329
Operating income from continuing operations	2,295,545	2,392,589
Non-operating income (expenses):
Interest income	133,404	120,349
Interest expense	(1,097,005)	(1,494,989)
Interest rate swap expense	(26,912)	-
Decrease in swap fair value	(58,352)	-
Amortization of loan issue costs	(232,391)	(329,387)
Loss on extinguishment of debt	(283,550)	-

Income before income tax	730,739	688,562
Income tax expense	(282,758)	(560,052)
Net income from continuing operations	447,981	128,510
Net loss from operations held for sale, net of taxes	-	(91,603)
Net income	$447,981	$36,907
Per share information:
Net income per common share - basic and diluted for continuing operations	$0.03	$0.01

Net loss per common share - basic and diluted for discontinued operations	$-	$(0.01)

Basic weighted average number of shares outstanding	16,127,654	15,997,546

Diluted weighted average number of share outstanding	16,294,487	16,020,789

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance at April 30, 2012	16,707,205	$2,004,865	$24,155,158	$8,163,839	$(6,932,035)	$(5,539)	$27,386,288
Net Income	-	-	-	36,907	-	-	36,907
Stock options exercised	10,000	1,200	5,900	-	-	-	7,100
Employee stock plan purchases	146,917	17,640	120,942	-	-	-	138,582
Stock based compensation	-	-	137,858	-	-	-	137,858
Balance at April 30, 2013	16,864,122	$2,023,705	$24,419,858	$8,200,746	$(6,932,035)	$(5,539)	$27,706,735
Net Income	-	-	-	447,981	-	-	447,981
Stock options exercised	55,000	6,600	43,250	-	-	-	49,850
Employee stock plan purchases	61,553	7,384	60,530	-	-	-	67,914
Stock based compensation	-	-	54,479	-	-	-	54,479
Balance at April 30, 2014	16,980,675	$2,037,689	$24,578,117	$8,648,727	$(6,932,035)	$(5,539)	$28,326,959

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	April 30,	April 30,
	2014	2013
Cash flows from operating activities:
Net income	$447,981	$36,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,263,499	2,126,888
Write-off of project development costs	56,959	257,733
Stock based compensation	54,479	137,858
Amortization of deferred loan issuance costs	232,391	329,387
Amortization of deferred rent	14,536	76,134
Loss on sale/settlement of assets	27,605	6,081
Changes to resticted cash	(82,508)	480,581
Change in swap fair value	58,352	-
Loss on extinguishment of debt	283,550	-
Changes in deferred income taxes	282,758	512,863
Changes in operating assets and liabilities:
Receivables and other assets	254,186	279,039
Accounts payable and accrued liabilities	(550,472)	(743,684)
Net cash provided by operating activities	3,343,316	3,499,787
Cash flows from investing activities:
Capitalized development costs	-	(59,337)
Collections on notes receivable	236,230	46,151
Purchase of property and equipment	(346,590)	(626,362)
Proceeds from the sale of discontinued operations	-	800,000
Proceeds from the sale of assets	-	63,161
Net cash (used in) provided by investing activities	(110,360)	223,613
Cash flows from financing activities:
Employee stock plan purchases	67,914	138,582
Proceeds from credit facilities	14,250,000	1,700,000
Repayment of credit facilities	(16,110,000)	(4,045,324)
Deferred loan issuance costs	(475,654)	-
Cash proceeds from exercise of stock options	49,850	7,100
Net cash used in financing activities	(2,217,890)	(2,199,642)

Net increase in cash and cash equivalents	1,015,066	1,523,758
Cash and cash equivalents at beginning of period	6,723,919	5,200,161
Cash and cash equivalents at end of period	$7,738,985	$6,723,919
Supplemental cash flow information:
Cash paid for interest	$1,120,840	$1,522,772

Non-cash investing and financing activities:
Issuance of note receivable to purchasers of wholly-owned subsidiary	$-	$2,325,000

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.	Background and Basis of Presentation

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, total assets, total liabilities, net income or stockholders’ equity. We have revised certain statement of cash flow amounts for the twelve months ended April 30, 2013 from the amounts previously reported in our Form 10-K annual report for the annual period ended April 30, 2013.  We corrected the classification of changes to restricted cash that we had previously reported as cash flow from investing activities rather than as cash flow from operating activities.  Refer to Note 3 for the nature of restricted cash. This correction decreased previously reported net cash provided by investing activities by $480,581 for the twelve months ended April 30, 2013, and it increased previously reported net cash provided by operating activities by an equal amount.  We assessed the materiality of the correction and concluded that the correction was not material to any of our previously issued financial statements.  The correction did not affect net revenues, operating income, income before income tax, or working capital for any period.

Comprehensive Income

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

Principles of Consolidation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity and record the portion we do not own as non-controlling interest. The determination of our ability to control, or exert significant influence over, an entity involves the use of judgment. We apply the equity method of accounting if we can exert significant influence over, but do not control the policies and decisions of an entity. We use the cost method of accounting if we are unable to exert significant influence over the entity.

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

Real estate held for sale is recorded at fair value less selling costs.

Goodwill and indefinite lived intangible assets are recorded at carrying value and tested for impairment annually, or more frequently, using projections of undiscounted future cash flows.

Interest rate swaps are adjusted on a recurring basis pursuant to accounting standards for fair value measurements. We categorize our interest rate swap as Level 2 for fair value measurement.

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

Each reporting period we review each of our receivables to evaluate whether the collection of such receivable is still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible then the receivable would be written down to its estimated fair value.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At April 30, 2014 and April 30, 2013, we had three notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and the third was to the investors who purchased the Colorado Grande Casino from us. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

Capitalized Development Cost

We capitalize certain third party, professional, and other miscellaneous fees directly related to the procurement, evaluation and establishment of contracts for development projects. Development costs are recorded on the cost basis and are amortized over the estimated economic term of the contract. We review each project on an annual basis to assess whether any changes to our estimates are appropriate. If accumulated costs of a specific project exceed the net realizable value of such project, or if the project is abandoned, the costs are charged to earnings.

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

Property and equipment at April 30, 2014 and April 30, 2013 consist of the following:

			Estimated
	April 30,	April 30,	Service Life
	2014	2013	in Years
Leasehold improvements	$1,305,423	$1,260,932	7-25
Gaming equipment	2,279,515	2,229,562	3-5
Furniture and office equipment	2,621,658	2,418,408	3-7
Building and improvements	1,612,250	1,612,250	15-30
Land	87,750	87,750
Construction in Progress	14,931	19,161
	7,921,527	7,628,062
Less accumulated depreciation	(3,632,349)	(2,599,940)
Property and equipment, net	$4,289,178	$5,028,122

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

We review goodwill at the reporting level unit, which is the same as our operating segments. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation uses level 3 inputs and includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming segment.

We use earnings before interest, taxes, depreciation, amortization, non-cash goodwill and other long-lived asset impairment charges, litigation charges, and net losses/gains from asset dispositions (“EBITDA”) as the measure for future earnings in our impairment test. Management estimates future adjusted EBITDA based primarily on its projections of future revenues. We utilized comparable industry average multiples of adjusted EBITDA rates based on industry standards ranging from 4.5 to 7.5 times adjusted EBITDA for the estimated fair values of our operating facilities as of April 30, 2014.

Long-lived assets, including property, plant and equipment and amortizable intangible assets also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets if impairment indicators are present or if circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For property held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

Advertising Costs

We expense advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 30, 2014 and April 30, 2013 was approximately $2,097,000 and $2,067,000, respectively. These costs are included in marketing and administrative on our Consolidated Statements of Operations.

Revenue Recognition

We record revenues from casino operations and interest on notes receivable on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectability is reasonably certain.

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

	Fiscal Year Ended	Fiscal Year Ended
	April 30, 2014	April 30, 2013
Food and beverage	$3,079,963	$3,302,772
Other	142,350	147,185

Total cost of complimentary services	$3,222,313	$3,449,957

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

Income Taxes

Income taxes are accounted for using an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

We recognize the impact of uncertain tax positions in our financial statements only if that position is more likely than not of being sustained upon examination by the taxing authority. Should interest and penalty be incurred as a result of a review of our income tax returns, we will record the interest and penalty in accordance with applicable guidance.

Our federal tax returns for years after 2010, which pertains to fiscal year 2011, remain subject to examination.

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

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. Total stock-based compensation for the years ended April 30, 2014 and April 30, 2013 was $54,479 and $137,858, respectively.

Earnings Per Share

Earnings per share, both basic and diluted, are presented on the consolidated statement of operations. Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having exercise prices less than the average market price of the common stock using the “treasury stock method” and for convertible debt securities using the “if converted method”.

Accrued Contingent Liabilities

We assess our exposure to loss contingencies including legal matters. If a potential loss is justified, probable, able to be quantified, and material, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2014 and April 30, 2013, we did not record any accrued contingent liabilities.

Derivative Financial Instruments

We have managed our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss). The Company’s interest rate swap did not qualify for hedge accounting. Accordingly, change in the fair value of the interest rate swap is presented as an increase (decrease) in fair value of swaps in the accompanying Consolidated Statements of Operations.

New Accounting Pronouncements

Since the filing of our Form 10-K for the fiscal year ended April 30, 2013, there are no new accounting standards effective which are material to our financial statements or that are required to be adopted by the Company.

Note 3.	Restricted Cash

As of April 30, 2014 and 2013, we maintained approximately $1,388,995 and $1,306,487, respectively, in restricted cash, which consists of player-supported jackpot funds.

Note 4.	Notes and BVD/BVO Receivable

Notes Receivable

As of April 30, 2014 and April 30, 2013, we had net notes receivable of $2,063,219 and $2,299,449, respectively. The schedule below reflects the face amount and valuation allowance of each note receivable as of April 30, 2014:

	Face Amount	Valuation	Net Receivable
G Investments, LLC	$2,063,219	—	$2,063,219
Big City Capital, LLC	3,200,000	(3,200,000)	—
BVD/BVO	4,672,087	(4,672,087)	—
	$9,935,306	(7,872,087)	$2,063,219

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

Since the inception of this note we have collected $525,000 which consists of $261,781 of principal plus $263,219 of interest.

Big City Capital, LLC

At April 30, 2014 and April 30, 2013, our balance sheet reflects net notes receivable of $0, net of a $3,200,000 valuation allowance, related to the development of gaming/entertainment projects from Big City Capital, LLC (“Big City Capital”). These two notes receivable have a maturity date of December 31, 2014. On an annual basis, we review each of our notes receivable to evaluate whether collection is still probable. During prior fiscal years we determined that our ability to collect these notes receivable and related accrued interest had been impaired. As a result, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded $3,200,000 of valuation allowances and wrote off the accrued interest.

BVD/BVO Receivable

At April 30, 2014 and April 30, 2013, our balance sheet reflects a net receivable of $0, net of a $4,575,000 valuation allowance, related to the development of gaming/entertainment projects from B. V. Oro, LLC (“BVO”). On an annual basis, we review each of our receivables to evaluate whether collection is still probable. During a prior fiscal year we determined that our ability to collect this receivable and related accrued interest had been impaired. As a result, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded a $4,575,000 valuation allowance for the total principal and interest due.

Note 5.	Long-Term Debt

Long-Term Financing Obligations

Our long-term financing obligations for the fiscal years ended April 30, 2014 and April 30, 2013 are as follows:

	April 30,	April 30,
	2014	2013
$12.75 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, increasing quarterly payments beginning March 31, 2014 through September 30, 2018, and the remaining $4,250,000 principal due on the maturity date of December 10, 2018	$12,350,000	$-
$11.0 million note payable, LIBOR, with 0.25% floor, plus 9.50% interest, principal payments of $250,000 due each quarter and remainder due at maturity of October 7, 2014	-	9,500,000
$4.0 million note payable, 11.5% interest until maturity at June 30, 2015	-	3,055,000
$250,000 note payable, 6% interest, to be paid in two annual installments of $100,000 plus accrued interest and the final payment of $50,000 plus accured interest at the maturity date of December 15, 2013	-	50,000
$100,000 note payable, 6% imputed interest, to be paid in thirty equal monthly installments, beginning August 5, 2011, maturing January 18, 2014	-	30,000
$1.4 million promissory note, 6% interest, payable in fifty nine monthly installments of $10,000 plus all accrued interest, and the remaining principle at the maturity date of January 27, 2017	-	1,275,000
$400,000 note payable, 6% imputed interest, to be paid in sixty equal monthly installments, beginning February 27, 2012, maturing January 27, 2017	-	300,000
Total	12,350,000	14,210,000
Less: current portion	(1,625,000)	(1,280,000)
Total long-term financing obligations	$10,725,000	$12,930,000

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”).  The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay off all of the Company’s outstanding long term debt obligations. The Credit Facility matures on December 10, 2018, is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which will be determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin is 5.00% until July 1, 2014, when the first quarterly pricing change will take effect. In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

As of April 30, 2014, scheduled principal payments on the Credit Facility for each of the next five years and thereafter are as follows:

May 1, 2014 – April 30, 2015	$1,625,000
May 1, 2015 – April 30, 2016	$1,725,000
May 1, 2016 – April 30, 2017	$1,825,000
May 1, 2017 – April 30, 2018	$1,925,000
May 1, 2018 – December 10, 2018	$5,250,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios commencing as of the fiscal quarter ending April 30, 2014, including a minimum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio no less than 1.15 to 1.00.

The Company evaluated the refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments and evaluated the refinancing transaction on a lender by lender basis. As a result of this evaluation, the Company concluded the refinancing was an extinguishment of debt and recognized a loss on debt extinguishment of $283,550 representing the write-off of unamortized debt issuance costs as of the date of the refinancing. In connection with the refinancing transaction, the Company paid $450,000 in fees and other costs which have been capitalized and included in other assets on the consolidated balance sheet.

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

On January 17, 2014, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month beginning with February 10, 2014 until the maturity date of the Credit Facility. As of April 30, 2014, the Company had one outstanding interest rate swap with MOOB with a notional amount of $6,175,000 at a swap rate of 1.52%, which as of April 30, 2014, effectively converts $6,175,000 of our floating-rate debt to a synthetic fixed rate of 6.02%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of April 30, 2014 is set at 0.151%.

The Company will not designate the interest rate swap as a cash flow hedge and the interest rate swap will not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value will be recorded in our Consolidated Statements of Operations.

As required by ASC 815, on a quarterly basis, the Company will assess whether any changes to the hedge instrument, or underlying debt agreement, have occurred which would alter the original designation of the hedge instrument. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. As a result of our evaluation of our interest rate swap as of April 30, 2014, we recorded a $58,352 decrease in our interest rate swap fair value for the three and twelve months ended April 30, 2014.

Note 7. Goodwill and Intangible Assets

In connection with our acquisitions of the of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, as well as the South Dakota Gold slot route on January 27, 2012, we have goodwill and intangible assets of $21,857,750, net of amortization for intangible assets with finite lives.

During the fiscal year ended April 30, 2014 we reclassified $388,855, from other assets to intangible assets with indefinite lives. This asset with a carrying value of $388,855, relates to the costs of being registered with the Nevada Gaming Control Board as a publically traded corporation. The change in the carrying amount of goodwill and other intangibles for the fiscal year ended April 30, 2014 is as follows:

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2013	$22,674,465	$16,103,583	$6,570,882
Reclassification during the year	388,855	-	388,855
Current year amortization	(1,205,570)	-	(1,205,570)
Balance as of April 30, 2014	$21,857,750	$16,103,583	$5,754,167

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

Goodwill and net intangibles assets by segment as of April 30, 2014 are as follows:

	Total	Goodwill	Other Intangibles, net
Washington Gold	$18,723,246	$14,167,112	$4,556,134
South Dakota Gold	2,745,649	1,936,471	809,178
Corporate	388,855	-	388,855
Balance as of April 30, 2014	$21,857,750	$16,103,583	$5,754,167

A summary of intangible assets and accumulated amortization are as follows. State gaming registration and trade names are not amortizable.

	As of April 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,853,321	$(4,420,897)	$3,432,424
Non-compete agreements	1,269,000	(1,198,112)	70,888
State gaming registration	388,855	-	388,855
Trade names	1,862,000	-	1,862,000
Total	$11,373,176	$(5,619,009)	$5,754,167

The estimated future annual amortization of intangible assets, which excludes Trade Names and State gaming registration, is as follows. The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 5.5 years.

For the fiscal year	Amount
2015	$1,177,681
2016	1,121,903
2017	735,463
2018	337,883
2019	130,382
Thereafter	—
Total	$3,503,312

Note 8.	Income Taxes

Income taxes are accounted for using an asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record current income taxes based on our current taxable income, and we provide for deferred income taxes to reflect estimated future tax payments and receipts. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

We recognize the impact of uncertain tax positions in our financial statements only if that position is more likely than not of not being sustained upon examination by the taxing authority. Should interest and penalty be incurred as a result of a review of our income tax returns, we will record the interest and penalty in accordance with applicable guidance.

Deferred tax assets and liabilities presented on the balance sheet are as follows:

	April 30, 2014	April 30, 2013
Current deferred tax asset	$98,643	$67,123
Non-current deferred tax asset	4,356,972	4,671,250
Net deferred tax asset	$4,455,615	$4,738,373

A summary of our deferred tax assets and liabilities is presented in the table below:

	April 30, 2014	April 30, 2013
Deferred tax assets:
Net operating loss carryforwards	$1,355,917	$954,742
Fixed assets	-	98,151
Tax credit carryforwards	215,155	-
Stock options	269,617	278,283
Impairment of notes receivable and land	3,417,478	3,417,478
Revenue not recognized for tax reporting and other	145,696	109,660
Capitalized acquisition costs	-	59,110
Prepaid expenses	-	194,789
Other	167,336	67,123
Total deferred tax assets	5,571,199	5,179,336
Deferred tax liabilities:
Amortization of intangibles	(833,731)	(408,654)
Fixed assets	(234,838)	-
Prepaid expenses	(47,015)	-
Total deferred tax liabilities	(1,115,584)	(408,654)
Net deferred tax assets before valuation allowance	4,455,615	4,770,682
Valuation allowance	-	(32,309)
Net deferred tax assets	$4,455,615	$4,738,373

At April 30, 2014, we have gross federal net operating loss carryforwards of approximately $4.0 million. We also have deferred tax assets of approximately $0.2 million related to general business credits and $0.01 million related to Alternative Minimum Tax credits. The net operating losses and general business credits can be carried forward and applied to offset taxable income for 20 years; they will begin to expire in 2031. The Alternative Minimum Tax credit can be carried forward indefinitely and will offset future regular tax liabilities.

We have analyzed our income tax filing positions in all jurisdictions and believe our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments which will result in a material change to our financial position. As of the time of this filing, no income tax examinations are currently being undertaken by any jurisdiction.

Reconciliations between the statutory federal income tax expense rate of 34.0% in the fiscal years ended April 30, 2014 and April 30, 2013 and our effective income tax rate as a percentage of pre-tax book income is as follows:

	Years Ended
	April 30, 2014		April 30, 2013
	Percent	Dollars	Percent	Dollars

Income tax expense at statutory federal rate	34.0	$248,452	34.0	$186,921
Non-Deductible Expenses	3.3	24,639	—	—
Utilization of General Business Credits	(8.6)	(63,075)	—	—
Write-off of expired or forfeited stock options	—	—	78.4	431,124
Tax Return to Provision Adjustments	10.0	72,743	(19.1)	(105,183)

Effective income tax rate	38.7	$282,759	93.3	$512,862

Note 9.	Equity Transactions and Stock Option Plans

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

A summary of activity under our share-based payment plans for the years ended April 30, 2014 and April 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2012	1,865,000	$1.57
Granted	320,000	0.82
Exercised	(10,000)	0.71
Forfeited or expired	(1,310,000)	1.72

Outstanding at April 30, 2013	865,000	$1.08	7.93	$95,150

Exercisable at April 30, 2013	731,667	$1.13	7.62	$65,850

Outstanding at April 30, 2013	865,000	$1.08
Granted	-	-
Exercised	(55,000)	0.91
Forfeited or expired	(10,000)	1.57

Outstanding at April 30, 2014	800,000	$1.09	7.09	$124,000

Exercisable at April 30, 2014	733,333	$1.11	6.95	$102,667

Available for grant at April 30, 2014	885,000

The weighted-average grant-date fair value of options granted during the year ended April 30, 2013 was $0.82. There were 55,000 and 10,000 of stock options exercised during the years ended April 30, 2014 and April 30, 2013. The intrinsic value of the options exercised in the fiscal years ended April 30, 2014 and April 30, 2013 were approximately $17,150 and $1,200, respectively. As of April 30, 2014, there was a total of $40,860 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average of approximately 0.75 years.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of April 30, 2014, approximately 355,000 shares were issued to 140 participants under the 2010 Plan.

Treasury Stock

During the fiscal years ended April 30, 2014 and April 30, 2013, we did not issue any treasury stock.

Note 10. Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with Accounting Standards Update 260, Earnings Per Share:

	Fiscal Year Ended
	April 30, 2014	April 30, 2013
Numerator:
Basic:
Net income available to common stockholders for continuing operations	$447,981	$128,510
Diluted:
Net income available to common stockholders for continuing operations	$447,981	$128,510
Denominator:
Basic weighted average number of common shares
Outstanding	16,127,654	15,997,546
Diluted weighted average number of common shares
Outstanding	16,294,487	16,020,789
Income per share for continuing operations:
Net income per common share – basic	$.03	$.01
Net income per common share - diluted	$.03	$.01

For the fiscal years ended April 30, 2014 and April 30, 2013, potential dilutive common shares issuable under options of 633,000 and 730,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 11.	Other Assets

Other assets consisted of the following at April 30, 2014 and April 30, 2013:

	April 30, 2014	April 30, 2013
Other assets	$73,279	$93,553
Deferred loan issue cost, net	413,187	440,307
Other assets	$486,466	$533,860

Note 12.	Segment Reporting

We have three reporting segments (i) Washington Gold, (ii) South Dakota Gold, and (iii) Corporate. For the twelve month periods ended April 30, 2014 and April 30, 2013, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses.

Summarized financial information for our reportable segments is shown in the following table. The Corporate column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to other reportable segments.

	As of the Twelve Months Ended April 30, 2014
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Assets of Operations Held for Sale	Totals

Net revenue	$53,663,952	$9,135,130	$8,312	$62,807,394	$-	$62,807,394
Casino and food and beverage expense	29,214,079	7,981,240	-	37,195,319	-	37,195,319
Marketing and administrative expense	16,113,107	256,398	-	16,369,505	-	16,369,505
Facility and other expenses	2,076,827	121,354	2,457,740	4,655,921	-	4,655,921
Depreciation and amortization	1,575,458	682,168	5,873	2,263,499	-	2,263,499
Segment operating income (loss)	4,684,481	93,970	(2,455,301)	2,323,150	-	2,323,150
Segment assets	6,493,965	993,376	23,735,690	31,223,031	-	31,223,032
Additions to property and equipment	254,853	85,745	16,619	357,217	-	357,217

	As of the Twelve Months Ended April 30, 2013
	Washington Gold	South Dakota Gold	Corporate	Total Continuing Operations	Assets of Operations Held for Sale	Totals

Net revenue	$55,494,109	$10,429,809	$-	$65,923,918	$-	$65,923,918
Casino and food and beverage expense	28,903,177	8,951,547	-	37,854,724	4,269	37,858,993
Marketing and administrative expense	16,359,720	293,026	-	16,652,746	1,024	16,653,770
Facility and other expenses	2,436,357	112,696	4,341,837	6,890,890	133,500	7,024,390
Depreciation and amortization	1,532,480	583,262	11,146	2,126,888	-	2,126,888
Segment operating income (loss)	6,262,375	489,278	(4,352,983)	2,398,670	(138,793)	2,259,877
Segment assets	22,234,165	4,830,439	6,690,603	33,755,207	-	33,755,207
Additions to property and equipment	310,301	300,823	15,238	626,362	-	626,362

Reconciliation of reportable segment assets to our consolidated totals is as follows:

April 30,
2014

Total assets for reportable segments	$31,223,031
Cash and restricted cash not allocated to segments	9,127,980
Deferred tax asset	4,455,615
Total assets	$44,806,626

Note 13.	401(k) Plan

Following our acquisition of all the shares of South Dakota Gold, we assumed a 401(k) Profit Sharing Plan, a qualified retirement plan, covering all of the employees of South Dakota Gold who had completed one year of employment and were age 21 or older. Under the plan, South Dakota Gold made annual discretionary contributions on behalf of each participant. Other than qualified rollover contributions, participants were not allowed to make contributions into the plan. Participants were always fully vested in their rollover contributions; however, vesting in South Dakota Gold’s profit sharing contribution was based on years of service, with a participant fully vested after six years. Since our acquisition, South Dakota Gold made no discretionary profit sharing contributions to the 401(k) Profit Sharing Plan. This plan was dissolved effective January 9, 2013, at which time all vested funds were distributed to the participants.

Following our acquisition of all the shares of South Dakota Gold, we also assumed a 401(k) Savings Plan, a qualified retirement plan, covering all of the employees of South Dakota Gold who had completed one year of employment and were age 21 or older. Under the plan, participants were permitted to defer up to 10% of their compensation up to the maximum limit determined by law. Participants were always fully vested in their respective rollover and elective contributions while vesting in matching contributions was based on years of service, with a participant fully vested after six years. The discretionary match was a maximum of 3%. For the years ended April 30, 2014 and April 30, 2013 the discretionary match was $6,213 and $9,846, respectively. This plan was terminated effective December 31, 2013 and replaced with the Nevada Gold & Casinos 401(k) plan (“NG 401k Plan”) described below. Participants in the South Dakota Gold 401(k) plans were given the option to rollover their investment balance into the NG 401k Plan.

Effective January 1, 2014, we initiated the NG 401k Plan. The NG 401k Plan covers all employees who have completed six months of service and are at least 21 years of age or were employed with the company as of January 1, 2014. Employees have the choice of making contributions to a traditional pre-tax plan or a Roth after-tax plan. Participants have various investment options available to choose from. They may contribute up to 100% of their compensation up to the maximum permitted by the Internal Revenue Code. Participants are always fully vested in their elective contributions. Under the plan, the Company may make discretionary contributions to the plan. For the years ended April 30, 2014 and April 30, 2013, the Company did not make any discretionary contributions to the NG 401k Plan. Employer contributions and earnings will be subject to the following vesting schedule:

Years of Service	Vesting Percentage
1	33%
2	67%
3 or more	100%

Note 14.	Employee Savings Plan

Effective May 1, 2012, we initiated the Nevada Gold Employee Savings Plan (“ESP”) for key employees of our corporate office and the operations in Washington State. We discontinued the ESP in December 2012. As of April 30, 2014 and 2013, we have no accrued ESP match contributions.

Note 15.	Related Party Transactions

During the fiscal years ended April 30, 2014 and April 30, 2013, we engaged the law firm of Catania & Ehrlich, P.C., of which one of our board members is a partner. The firm was engaged to locate assets pertaining to a settlement agreement for a judgment awarded to us, to assist us with the licensing process before the Nevada Gaming Control Board as well as legal advice regarding social gaming. We paid the firm approximately $1,350 and $4,200 during the fiscal years ended April 30, 2014 and April 30, 2013, respectively.

We are required to obtain approval from the Audit Committee of the Board of Directors for any related party transactions. The Audit Committee is comprised of independent directors.

Note 16.	Commitments and Contingencies

We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on January 15, 2015. The total annual rent, including mandatory common area maintenance (“CAM”) for this space is currently $49,400. The CAM contractually increases five percent effective each January 1. We previously rented office space in Houston, Texas under a non-cancelable operating lease which expired on March 31, 2013. The annual rent for the Houston office space was $88,800.

As a result of acquiring facilities in Washington, we own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick. In addition we have real property leases as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2016 with an option to renew for an additional term of five years. The annual rent for this lease is $157,000.
•	Crazy Moose Casino in Pasco has a parking lot lease which expired on December 31, 2013. Effective January 1, 2014, the parking lot is leased on a monthly basis.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $278,000, with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $517,000, with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $294,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $759,000, with escalation of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $186,500, with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $399,950, with escalation of 3% annually.
•	Administrative offices lease in Renton expires in October of 2018. The monthly rent for the first 22 months is $4,100 and then $4,250 for months 23-34; $4,425 for months 35-48 and; $4,595 for months 49-58.

•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $405,500, with escalation of 2% annually.

South Dakota Gold. As a result of acquiring the South Dakota Gold slot route operation, we have the following real property lease:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.

The expected remaining future annual minimum lease payments as of April 30, 2014 are as follows:

Fiscal Years	Corporate Office Lease Payment	Washington Gold Lease Payment	South Dakota Gold	Total Lease Payment

2015	$37,102	$2,967,603	$55,200	$3,059,905
2016	—	2,955,882	55,200	3,011,082
2017	—	2,252,851	41,400	2,294,251
2018	—	922,776	—	922,776
2019	—	922,985	—	922,985
Thereafter	—	1,085,177	—	1,085,177
	$37,102	$11,107,274	$151,800	$11,296,176

Rent expense for our corporate offices in Las Vegas, Nevada and Houston, Texas, for the fiscal years ended April 30, 2014 and April 30, 2013 was $49,031 and $139,268, respectively. Rent expense for the Washington mini-casinos for the fiscal years ended April 30, 2014 and April 30, 2013 was $3,203,448 and $3,248,275, respectively. Rent expense for the South Dakota Gold slot route for the fiscal years ended April 30, 2014 and April 30, 2013 was $ 69,155 and $109,000, respectively. The above schedule does not include rent expense of our former Las Vegas office, which was on a month-to-month basis at a cost of approximately $1,000 per month. We terminated that arrangement as of January 31, 2013.

For scheduled rent escalation clauses for the lease terms for the Washington properties, we recorded approximately $14,000 and $76,000 of amortization of deferred rent escalation for the years ended April 30, 2014 and April 30, 2013, respectively. These escalations are recorded on the balance sheet in other long term liabilities.

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

Note 18. Quarterly Financial Information (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the years ended April 30, 2014 and April 30, 2013.

		Income	Net income	Diluted
		(loss) before	(loss) applicable	income (loss)
		tax (expense)	to common	per common
	Net revenues	benefit	stockholders	share (a)
	(in thousands, except per share amounts)
Consolidated Statements of Operations:
Continuing Operations
Fiscal Year ended April 30, 2014
Quarter ended July 31, 2013	$15,691	$(374)	$(216)	$(0.01)
Quarter ended October 31, 2013	16,349	335	221	0.01
Quarter ended January 31, 2014	14,761	(276)	(203)	(0.01)
Quarter ended April 30, 2014	16,033	1,045	646	0.04
Fiscal Year ended April 30, 2013
Quarter ended July 31, 2012	$16,811	$257	$168	$0.01
Quarter ended October 31, 2012	16,384	(789)	(681)	(0.04)
Quarter ended January 31, 2013	16,210	557	188	0.01
Quarter ended April 30, 2013	16,423	664	452	0.03

(a)      Due to the fact that income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

Note 19. Impairment of Assets

Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Our evaluation of the carrying value of our long-lived assets for sale indicates that we have no further impairment. This fair value measurement uses level 3 inputs under the fair value hierarchy.

Each reporting period we review each of our notes receivable to evaluate whether the collection of our notes receivable and receivables are still probable. In our analysis, we review the economic feasibility and the current financial, legislative and development status of the project. If our analysis indicates that the project is no longer economically feasible, the note receivable will be written down to its estimated fair value. This fair value measurement uses level 3 inputs under the fair value hierarchy.

At April 30, 2014 and April 30, 2013, our balance sheet reflects notes receivable related to Big City Capital of $0, net of a $3.2 million allowance related to the development of gaming/entertainment projects from Big City Capital. During fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. These notes receivable have a maturity date of December 31, 2014.

At April 30, 2014 and April 30, 2013, our balance sheet reflects a receivable related to BVD/BVO of $0, net of a $4,575,000 allowance. In the period ending April 30, 2012, we determined our ability to collect the BVD/BVO Receivable and its accrued interest was doubtful. Therefore we established a $4,575,000 valuation allowance against its principal and interest due.

Note 20. Stock Offering and Warrants

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

Note 21. Sale of Assets/Asset Held for Sale

On November 23, 2011, we signed an agreement to sell substantially all of the assets of the Colorado Grande Casino, located in Cripple Creek, Colorado, including any rights in the Colorado Grande name and gaming-related liabilities, to GI. We elected to sell the Colorado Grande Casino as a result of receiving an offer at an attractive EBITDA multiple from GI whose principals own a property in close proximity to the Colorado Grande Casino. As a result of the declining Cripple Creek, Colorado gaming market, this enables the buyer to create synergies not available to us. We closed the sale on May 25, 2012. Under the terms of the agreement, the buyer agreed to pay us $3.1 million, of which $800,000 was paid in cash and $2.3 million will be paid through a five year, 6% interest rate promissory note. On May 29, 2012, we filed a Form 8-K which provides details regarding the transaction.

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

A summary of the Colorado Grande Casino’s assets and liabilities which were held for sale are as follows:

April 30, 2012
Goodwill	$2,154,932
Net PP&E	960,165
Inventory	33,601
Deferred tax asset	-
Total Assets	$3,148,698

Accounts payable and accrued liabilities	$23,699
Short term debt	-
Total Liabilities	$23,699

Working capital adjustment	134,589
Consideration received	$3,125,000
Net loss on sale, pre-tax	$(134,588)

The assets and revenues of the Colorado Grande Casino are reported in the assets of operations held for sale of our consolidated financial statements. The loss on sale was not material to our Financial Statements.

Note 22. Subsequent Event

Effective July 1, 2014, the Company renewed its annual licenses for 750 slot units for its South Dakota Gold slot route. The annual device fee registration of $2,000 per slot machine is shared by the Company and the route location owners in proportion to their respective revenue share agreements. On June 27, 2014, the Company funded $1,315,400 from free cash flow for the annual device fee registration, which represents its respective share of $522,800 as well as an additional $792,600 to fund location owners’ shares. The $792,600 advance to the location owners will be repaid from future revenues generated from the slot machines. In prior years, the Company borrowed the necessary funds to pay the annual license fees in South Dakota.

