Form 10-Q
period 2014-07-31
NEVADA GOLD & CASINOS INC
filed 2014-09-15
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

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

☐ Yes ☒  No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,210,267 as of September 2, 2014.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of us, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended April 30, 2014 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	July 31,	April 30,
	2014	2014
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,288,939	$7,738,985
Restricted cash	1,517,532	1,388,995
Accounts receivable, net of allowances of $42,098 at July 31, 2014 and April 30, 2014, respectively	683,443	252,504
Prepaid expenses	1,335,317	829,228
Deferred tax asset, current portion	-	98,643
Notes receivable, current portion	338,245	332,973
Inventory and other current assets	345,248	344,686
Total current assets	12,508,724	10,986,014

Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	1,636,126	1,730,246
Goodwill	16,103,583	16,103,583
Intangible assets, net of accumulated amortization of $5,928,539 and $5,619,009 at July 31, 2014 and April 30, 2014, respectively	5,444,637	5,754,167
Property and equipment, net of accumulated depreciation of $3,866,820 and $3,632,349 at July 31, 2014 and April 30, 2014, respectively	4,193,492	4,289,178
Deferred tax asset, net of current portion	4,315,325	4,356,972
Other assets	462,019	486,466
Total assets	$45,763,906	$44,806,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued payroll	$2,219,254	$1,427,010
Accrued interest payable	38,071	37,470
Other accrued liabilities	2,367,148	2,178,317
Deferred tax liability, current portion	12,741	-
Long-term debt, current portion	1,650,000	1,625,000
Total current liabilities	6,287,214	5,267,797
Long-term debt, net of current portion	10,300,000	10,725,000
Other long-term liabilities	469,662	486,870
Total liabilities	17,056,876	16,479,667

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 16,993,104 and 16,980,676 shares issued and 16,210,267 and 16,197,839 shares outstanding at July 31, 2014, and April 30, 2014, respectively	2,039,181	2,037,689
Additional paid-in capital	24,602,667	24,578,117
Retained earnings	9,002,756	8,648,727
Treasury stock, 782,837 shares at July 31, 2014 and April 30, 2014, respectively, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	(5,539)	(5,539)
Total stockholders' equity	28,707,030	28,326,959
Total liabilities and stockholders' equity	$45,763,906	$44,806,626

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2014	2013
Revenues:
Casino	$14,151,990	$13,948,479
Food and beverage	2,368,941	2,358,309
Other	440,107	432,045
Gross revenues	16,961,038	16,738,833
Less promotional allowances	(1,052,424)	(1,059,109)
Net revenues	15,908,614	15,679,724

Expenses:
Casino	8,203,967	8,418,066
Food and beverage	1,270,650	1,216,650
Marketing and administrative	4,112,620	4,298,876
Facility	483,666	478,760
Corporate	586,447	617,161
Depreciation and amortization	545,035	561,937
(Gain) loss on sale of assets	(8,032)	3,971
Other	67,703	61,422
Total operating expenses	15,262,056	15,656,843
Operating income	646,558	22,881
Non-operating income (expenses):
Interest income	31,155	34,395
Interest expense and amortization of loan issue costs	(167,763)	(431,464)
Interest rate swap expense	(21,200)	-
Increase in swap fair value	18,308	-
Income (loss) before income tax (expense) benefit	507,058	(374,188)
Income tax (expense) benefit	(153,029)	158,361
Net income (loss)	$354,029	$(215,827)
Per share information:
Net income (loss) per common share - basic and diluted	$0.02	$(0.01)

Basic weighted average number of shares outstanding	16,200,135	16,087,568

Diluted weighted average number of shares outstanding	16,338,534	16,087,568

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$354,029	$(215,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	545,035	561,937
Stock based compensation	13,619	13,620
Amortization of deferred loan issuance costs	22,522	77,543
Amortization of deferred rent	1,099	4,561
Deferred interest income	(2)	11,581
(Gain) loss on sale/settlement of assets	(8,032)	3,971
Change in swap fair value	(18,308)	-
Changes in deferred income taxes	153,031	(158,361)
Changes in operating assets and liabilities:
Changes to restricted cash	(128,537)	(47,420)
Receivables and other assets	(935,665)	(666,853)
Accounts payable and accrued liabilities	981,677	315,276
Net cash provided by (used in) operating activities	980,468	(99,972)
Cash flows from investing activities:
Collections on notes receivable	88,848	64,024
Purchase of property and equipment	(140,785)	(113,308)
Proceeds from the sale of assets	9,000	202
Net cash used in investing activities	(42,937)	(49,082)
Cash flows from financing activities:
Employee stock plan purchases	12,423	18,302
Proceeds from credit facilities	-	1,500,000
Prepayment of deferred loan costs	-	(25,000)
Repayment of credit facilities	(400,000)	(870,000)
Net cash (used in) provided by financing activities	(387,577)	623,302

Net increase in cash and cash equivalents	549,954	474,248
Cash and cash equivalents at beginning of period	7,738,985	6,723,919
Cash and cash equivalents at end of period	$8,288,939	$7,198,167
Supplemental cash flow information:
Cash paid for interest	$165,841	$274,940

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at July 31, 2014 and April 30, 2014, Consolidated Statements of Operations for the three months ended July 31, 2014 and July 31, 2013, and Consolidated Statements of Cash Flows for the three months ended July 31, 2014 and July 31, 2013. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2014 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2014 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications at the consolidated statements of operations have been made to conform prior year financial information to the current period presentation.  The reclassifications did not impact operating income, loss before income tax benefit, or net loss.

Note 2.   Critical Accounting Policies

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

	Three Months Ended
	July 31, 2014	July 31, 2013
Food and beverage	$781,267	$768,818
Other	38,084	35,277
Total cost of complimentary services	$819,351	$804,095

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At July 31, 2014 and April 30, 2014, we had three notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and the third was to the investors who purchased the Colorado Grande Casino from us. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

New Accounting Pronouncements and Legislation Issued

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance that changes the criteria for reporting discontinued operations and expands the related disclosure requirements. This guidance is effective in the first quarter of our fiscal year 2016, and early adoption is permitted. The Company will adopt this guidance during the first quarter of fiscal year 2016 and does not expect the adoption to have a material impact on its financial position or results of operations.

Revenue Recognition

In May 2014, the FASB issued a new accounting standard for revenue recognition. The new standard supersedes the existing accounting guidance for revenue recognition and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, and early adoption is not permitted. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of fiscal year 2018. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.

A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Due to the tentative and preliminary nature of such proposed accounting guidance, the Company has not yet determined the effect, if any, that the implementation of such proposed accounting guidance would have on its condensed consolidated financial statements.

Note 3. Restricted Cash

As of July 31, 2014 and April 30, 2014, we maintained $1,517,532 and $1,388,995, respectively, in restricted cash, which consists of player-supported jackpot funds.

Note 4.   Notes and BVD/BVO Receivable

Notes Receivable

As of July 31, 2014 and April 30, 2014, we had net notes receivable of $1,974,371 and $2,063,219, respectively.

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

Since the inception of this note we have collected $645,000 which consists of $350,628 of principal plus $294,372 of interest.

Big City Capital, LLC

At July 31, 2014 and April 30, 2014, our balance sheet reflects net notes receivable of $0, net of a $3,200,000 valuation allowance, related to the development of gaming/entertainment projects from Big City Capital, LLC (“Big City Capital”). These two notes receivable have a maturity date of December 31, 2014. On an annual basis, we review each of our notes receivable to evaluate whether collection is still probable. During prior fiscal years we determined that our ability to collect these notes receivable and related accrued interest had been impaired. As a result, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded $3,200,000 of valuation allowances and wrote off the accrued interest.

BVD/BVO Receivable

At July 31, 2014 and April 30, 2014, our balance sheet reflects a net receivable of $0, net of a $4,575,000 valuation allowance, related to the development of gaming/entertainment projects from B. V. Oro, LLC (“BVO”). On an annual basis, we review each of our receivables to evaluate whether collection is still probable. During a prior fiscal year we determined that our ability to collect this receivable and related accrued interest had been impaired. As a result, given the prevailing very challenging capital market conditions and continued uncertainties as to the economy, and based upon our “Level 3” analysis, we recorded a $4,575,000 valuation allowance for the total principal and interest due.

Note 5.   Long-Term Debt

Our long-term financing obligations as of July 31, 2014 and April 30, 2014 are as follows:

	July 31,	April 30,
	2014	2014
$12.75 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, increasing quarterly payments beginning March 31, 2014 through September 30, 2018, and the remaining $4,250,000 principal due on the maturity date of December 10, 2018	$11,950,000	$12,350,000
Less: current portion	(1,650,000)	(1,625,000)
Total long-term financing obligations	$10,300,000	$10,725,000

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”).  The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay off all of the Company’s outstanding long term debt obligations. The Credit Facility matures on December 10, 2018, is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which will be determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin was 5.00% until July 1, 2014, when the first quarterly pricing change took effect. The interest rate on the borrowing as of July 31, 2014, is 4.656%. In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

As of July 31, 2014, scheduled principal payments on the Credit Facility for each of the next five years and thereafter are as follows:

August 1, 2014 – July 31, 2015	$1,650,000
August 1, 2015 – July 31, 2016	$1,750,000
August 1, 2016 – July 31, 2017	$1,850,000
August 1, 2017 – July 31, 2018	$1,950,000
August 1, 2018 – December 10, 2018	$4,750,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios commencing as of the fiscal quarter ending April 30, 2014, including a minimum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of July 31, 2014.

The Company evaluated the refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments and evaluated the refinancing transaction on a lender by lender basis. As a result of this evaluation, the Company concluded the refinancing was an extinguishment of debt and recognized a loss on debt extinguishment of $283,550 in the third quarter of fiscal year 2014, representing the write-off of unamortized debt issuance costs as of the date of the refinancing. In connection with the refinancing transaction in the third quarter of fiscal 2014, the Company has paid $450,000 in fees and other costs which have been capitalized and included in other assets on the consolidated balance sheet.

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

On January 17, 2014, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month beginning with February 10, 2014 until the maturity date of the Credit Facility. As of July 31, 2014, the Company had one outstanding interest rate swap with MOOB with a notional amount of $5,975,000 at a swap rate of 1.52%, which as of July 31, 2014, effectively converts $5,975,000 of our floating-rate debt to a synthetic fixed rate of 6.02%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of July 31, 2014 is set at 0.156%.

The Company will not designate the interest rate swap as a cash flow hedge and the interest rate swap will not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value will be recorded in our Consolidated Statements of Operations.

As required by ASC 815, on a quarterly basis, the Company will assess whether any changes to the hedge instrument, or underlying debt agreement, have occurred which would alter the original designation of the hedge instrument. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. As a result of our evaluation of our interest rate swap as of July 31, 2014, we recorded an $18,308 increase in our interest rate swap fair value for the three months ended July 31, 2014. As of July 31, 2014, our interest rate swap fair value is a $40,044 liability which is included in other long-term liabilities on the consolidated balance sheet.

Note 7. Income Taxes

For the three months ended July 31, 2014 and 2013, our overall effective income tax rates were a 30.2% expense and a 42.3% benefit, respectively. The increase in the year-to-date effective tax rate as of July 31, 2014 as compared to the same period of the prior year is primarily due to our pre-tax income of $507,059 in the three months ended July 31, 2014, compared to a pre-tax loss of $374,188 during the three months ended July 31, 2013.

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

A summary of activity under our share-based payment plans for the three months ended July 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2014	800,000	$1.09
Granted	100,000	$1.23
Exercised	-
Forfeited or expired	-
Outstanding at July 31, 2014	900,000	$1.10	7.19	$155,850

Exercisable at July 31, 2014	733,333	$1.11	6.70	$155,850

Available for grant at July 31, 2014	775,000

The weighted-average grant-date fair value of options granted during the three months ended July 31, 2014 was $1.23. There were no stock options exercised during the three months ended July 31, 2014. As of July 31, 2014, there was a total of $149,784 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average of approximately 2.0 years.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of July 31, 2014, approximately 367,500 shares were issued to 140 participants under the 2010 Plan.

Treasury Stock

During the three months ended July 31, 2014, we did not issue any treasury stock.

Note 9.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended
	July 31,	July 31,
	2014	2013
Numerator:
Basic and Diluted:
Net income (loss) available to common shareholders	$354,029	$(215,827)

Denominator:
Basic weighted average number of common shares outstanding	16,200,135	16,087,568
Dilutive effect of common stock options and warrants	138,399	-

Diluted weighted average number of common shares outstanding	16,338,534	16,087,568

Income per share:

Net income (loss) per common share - basic and diluted	$0.02	$(0.01)

For the three months ended July 31, 2014 and July 31, 2013, potential dilutive common shares issuable under options of 761,600 and 730,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 10.   Segment Reporting

We have three business segments (i) Washington Gold, (ii) South Dakota Gold, and (iii) Corporate. For the three month periods ended July 31, 2014 and July 31, 2013, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses.

Summarized financial information for our reportable segments is shown in the following table. The Corporate column includes corporate-related items, results of insignificant operations, and segment loss and income and expenses not allocated to other reportable segments.

	As of the Three Months Ended July 31, 2014
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$13,342,038	$2,565,344	$1,232	$15,908,614
Casino and food and beverage expense	7,276,749	2,197,868	-	9,474,617
Marketing and administrative expense	4,034,802	77,818	-	4,112,620
Facility and other expenses	515,669	24,218	589,897	1,129,784
Depreciation and amortization	370,682	172,666	1,687	545,035
Segment operating income (loss)	1,144,136	92,774	(590,352)	646,558
Segment assets	7,399,149	1,035,864	23,207,097	31,642,110
Additions to property and equipment	126,453	14,332	-	140,785

	As of the Three Months Ended July 31, 2013
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$12,837,302	$2,839,454	$2,968	$15,679,724
Casino and food and beverage expense	7,233,538	2,401,178	-	9,634,716
Marketing and administrative expense	4,231,959	66,917	-	4,298,876
Facility and other expenses	508,745	28,444	624,125	1,161,314
Depreciation and amortization	391,142	169,573	1,222	561,937
Segment operating income (loss)	471,918	173,342	(622,379)	22,881
Segment assets	21,381,079	4,959,623	7,511,988	33,852,690
Additions to property and equipment	48,029	61,308	-	109,337

Reconciliation of reportable segment assets to our consolidated total is as follows:

July 31,
2014

Total assets for reportable segments	$31,642,110
Cash and restricted cash not allocated to segments	9,806,471
Deferred tax asset	4,315,325
Total assets	$45,763,906

Note 11. Other Assets

Other assets consist of the following:

	July 31, 2014	April 30, 2014
Other assets	$71,638	$73,279
Deferred loan issue cost, net	390,381	413,187
Other assets	$462,019	$486,466

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

As a result of acquiring facilities in Washington, we own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick. In addition we have real property leases as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2016 with an option to renew for an additional term of five years. The annual rent for this lease is $157,000.
•	Crazy Moose Casino in Pasco has a parking lot lease which expired on December 31, 2013. Effective January 1, 2014, the parking lot is leased on a monthly basis.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years. The annual rent is $278,000, with escalation of 4% annually.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each. The annual rent is $517,000, with escalation of 8% every three years.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2017 with an option to renew for an additional term of 5 years. The annual rent is $294,000.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2017 with options to renew for up to four additional five-year terms. The annual rentals are $759,000, with escalation of 3% annually.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2014 with an option to renew for an additional term of 10 years. The annual rent is $186,500, with escalation of 3% annually.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms. The annual rent is $399,950, with escalation of 3% annually.
•	Administrative offices lease in Renton expires in October of 2018. The monthly rent for the first 22 months is $4,100 and then $4,250 for months 23-34; $4,425 for months 35-48 and; $4,595 for months 49-58.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms. The annual rent is $405,500, with escalation of 2% annually.

South Dakota Gold. As a result of acquiring the South Dakota Gold slot route operation, we have the following real property lease:

•	An administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term. The annual rent is $55,200.

The expected remaining future annual minimum lease payments as of July 31, 2014 are as follows:

Period	Corporate Office Lease Payment	Washington Gold Lease Payment	South Dakota Gold	Total Lease Payment

August 2014-July 2015	$24,751	$2,955,022	$55,200	$3,034,973
August 2015-July 2016	--	2,929,498	55,200	2,984,698
August 2016-July 2017	--	1,774,794	27,600	1,802,394
August 2017-July 2018	--	929,860	--	929,860
August 2018-July 2019	--	769,778	--	769,778
Thereafter	--	1,001,529	--	1,001,529
	$24,751	$10,360,481	$138,000	$10,523,232

Rent expense for our corporate offices in Las Vegas, Nevada for the three months ended July 31, 2014 and July 31, 2013 was $13,269 and $13,128, respectively. Rent expense for the Washington mini-casinos for the three months ended July 31, 2014 and July 31, 2013 was $808,122 and $806,348, respectively. Rent expense for the South Dakota Gold slot route for the three months ended July 31, 2014 and July 31, 2013 was $15,159 and $24,003, respectively.

For scheduled rent escalation clauses for the lease terms for the Washington properties, we recorded approximately $1,099 and $4,561 of amortization of deferred rent escalation for the three months ended July 31, 2014 and July 31, 2013, respectively. These escalations are recorded on the balance sheet in other long term liabilities.

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

Note 14. Goodwill and Intangible Assets

In connection with our acquisitions of the of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, as well as the South Dakota Gold slot route on January 27, 2012, we have goodwill and intangible assets of $21,548,220, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangibles for the three months ended July 31, 2014 is as follows:

	Total	Goodwill	Other Intangibles
Balance as of April 30, 2014	$21,857,750	$16,103,583	$5,754,167
Current year amortization	(309,530)	-	(309,530)
Balance as of July 31, 2014	$21,548,220	$16,103,583	$5,444,637

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

Goodwill and net intangibles assets by segment as of July 31, 2014 are as follows:

	Total	Goodwill	Other Intangibles, net
Washington Gold	$18,473,918	$14,167,112	$4,306,806
South Dakota Gold	2,685,447	1,936,471	748,976
Corporate	388,855	-	388,855
Balance as of July 31, 2014	$21,548,220	$16,103,583	$5,444,637

A summary of intangible assets and accumulated amortization are as follows. State gaming registration and trade names are not amortizable:

	As of July 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,853,321	$(4,701,372)	$3,151,949
Non-compete agreements	1,269,000	(1,227,167)	41,833
State gaming registration	388,855	-	388,855
Trade names	1,862,000	-	1,862,000
Total	$11,373,176	$(5,928,539)	$5,444,637

The estimated future annual amortization of intangible assets, which excludes Trade Names and State gaming registration, is as follows. The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 5.5 years.

Period	Amount
August 2014-July 2015	$1,163,736
August 2015-July 2016	1,034,076
August 2016-July 2017	700,332
August 2017-July 2018	217,067
August 2018-July 2019	78,571
Thereafter	-
Total	$3,193,782

Note 15. Regulation and Licensing

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

At July 31, 2014 and April 30, 2014, our balance sheet reflects notes receivable related to Big City Capital of $0, net of a $3.2 million allowance related to the development of gaming/entertainment projects from Big City Capital. During fiscal year ended April 30, 2008, we determined that our ability to collect $859,000 of accrued interest and $1.5 million of the original $3.2 million notes receivable from Big City Capital, LLC (“Big City Capital”) had been impaired. As a result we wrote down the notes receivable to $1.7 million, by establishing a $1.5 million allowance, and we wrote off the accrued interest. At April 30, 2012, we determined our ability to collect the remaining $1.7 million is doubtful and therefore increased the valuation allowance to $3.2 million. These notes receivable have a maturity date of December 31, 2014.

At July 31, 2014 and April 30, 2014, our balance sheet reflects a receivable related to BVD/BVO of $0, net of a $4,575,000 allowance. In the period ending April 30, 2012, we determined our ability to collect the BVD/BVO Receivable and its accrued interest was doubtful. Therefore we established a $4,575,000 valuation allowance against its principal and interest due.

Note 17. Stock Offering and Warrants

On November 7, 2011, we closed on the sale of 2,625,652 shares of our common stock at a price of $1.65 per share to certain investors through a registered direct offering for the total proceeds of approximately $4,300,000, net of offering costs of approximately $444,000. In addition, for each share of our common stock purchased by an investor, we issued to such investor a warrant to purchase 0.75 shares of our common stock. The warrants have an exercise price of $2.18 per share and are exercisable for five years from the initial exercise date, which date is six months from the date of their issuance. The warrants expire on May 7, 2017. The proceeds of the offering were used to assist us in the $5,100,000 acquisition of South Dakota Gold.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2014, filed on Form 10-K with the SEC on July 29, 2014.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2014, filed on Form 10-K with the SEC on July 29, 2014.

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Washington and South Dakota. Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. However, there is no guarantee that we will be successful in implementing our business strategy in the future and, as such, no guarantee that our future revenues, costs and profitability will increase. Our net revenues were $15,908,614 and $15,679,724 for the three months ended July 31, 2014 and July 31, 2013, respectively.

When compared to the three months ended July 31, 2013, the three month period ended July 31, 2014 was impacted by the following items:

- Approximately 20% reduction of gaming devices at our South Dakota Gold route operation;

- Slightly higher table games drop and hold percentage at our Washington Gold casino operations; and

- Decreased net interest expense.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2014 AND JULY 31, 2013

Net revenues. Net revenues increased 1.5%, to $15,908,614 from $15,679,724, for the three month period ended July 31, 2014, compared to the same period ended July 31, 2013. Casino revenues increased 1.5%, or $203,511. Revenues in Washington increased $504,737 on increased volume while revenues in South Dakota decreased $285,175 due to fewer gaming units. Food and beverage, other revenues and promotional allowances for the three months ended July 31, 2014, were flat when compared to the three months ended July 31, 2013.

Total operating expenses. Total operating expenses decreased 2.5%, to $15,262,056 from $15,656,843, for the three month period ended July 31, 2014, compared to the same period ended July 31, 2013. Casino expenses decreased 2.5%, or $214,099, when compared to the same period last year primarily due to reduced commissions in South Dakota due to the lower revenues. Marketing and administrative expenses decreased 4.3%, or $186,256, primarily due to reduced promotional and event expenditures in Washington. Food and beverage expenses increased 4.4%, or $54,000, when compared to the same period last year primarily due to increased cost of goods. Corporate expenses decreased 5.0%, or $30,714, due to reductions in payroll offset by an increase in professional fees during the 2014 quarter when compared to the prior year quarter. Depreciation and amortization and other expenses combined were flat when compared to the same period last year.

Interest income (expense). Interest expense and amortization of loan issue costs decreased 61.1%, or $263,701, for the three month period ended July 31, 2014, compared to the three month period ended July 31, 2013. The decrease resulted from the reduction of outstanding debt since July 31, 2013 and the refinancing of all remaining debt in December 2013 (See Note 5 of our Consolidated Financial Statements). Interest income decreased $3,240 for the three month period ended July 31, 2014, compared to the three month period ended July 31, 2013, which was related to interest earned on notes receivables based on note terms. We recorded $21,200 of interest rate swap expense and an $18,308 increase of the fair value of the interest rate swap we were required to enter into as a result of refinancing our debt in December 2013, whereas we did not have any swaps during the three months ended July 31, 2013.

Income Taxes. For the three months ended July 31, 2014 and July 31, 2013, our overall effective income tax rates were a 30.2% expense and a 42.3% benefit, respectively. The increase in the quarterly effective tax rate for the three months ended July 31, 2014 as compared to the same period of the prior year is primarily due to our pre-tax income of $507,059 in the three months ended July 31, 2014, compared to a pre-tax loss of $374,188 during the three months ended July 31, 2013.

Net income. Net income was $354,029 compared to a loss of $215,827 for the three month periods ended July 31, 2014 and July 31, 2013, respectively. The increase is primarily a result of the $623,678 increased operating income, the $239,261 reduction of net interest expense offset by a $311,390 increase in income tax expense.

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

The following table shows adjusted EBITDA by segment for the three months ended July 31, 2014 and July 31, 2013:

	For the three months ended July 31, 2014

	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$14,375,412	$2,584,394	$1,232	$16,961,038
Less promotional allowances	(1,033,374)	(19,050)	-	(1,052,424)
Net revenues	13,342,038	2,565,344	1,232	15,908,614

Expenses:	11,826,122	2,307,937	575,033	14,709,092

Adjusted EBITDA	$1,515,916	$257,407	$(573,801)	$1,199,522

	For the three months ended July 31, 2013
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$13,863,215	$2,872,649	$2,969	$16,738,833
Less promotional allowances	(1,025,914)	(33,195)	-	(1,059,109)
Net revenues	12,837,301	2,839,454	2,969	15,679,724

Expenses:	11,965,711	2,496,539	608,674	15,070,924

Adjusted EBITDA	$871,590	$342,915	$(605,705)	$608,800

The following table reconciles adjusted EBITDA to net income (loss) for the three months ended July 31, 2014 and July 31, 2013:

Adjusted EBITDA reconciliation to net income (loss):

	For the three months ended
	July 31, 2014	July 31, 2013

Net income (loss)	$354,029	$(215,827)
Add:
Income tax expense (benefit)	153,029	(158,361)
Net interest expense	139,500	397,069
(Gain) loss on sale of assets	(8,032)	3,971
Depreciation and amortization	545,035	561,937
Deferred rent	1,099	4,561
Stock options amortization	13,619	13,620
Employee stock purchase discount	1,243	1,830
Adjusted EBITDA	$1,199,522	$608,800

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three month periods ended July 31, 2014 and July 31, 2013:

	Three Months Ended
	July 31,	July 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$980,468	$(99,972)
Investing activities	(42,937)	(49,082)
Financing activities	(387,577)	623,302

Operating activities. The net change in cash provided by (used in) operating activities during the three month period ended July 31, 2014, compared to same period in the prior fiscal year, is an increase of $1,080,440. This increase mainly resulted from improved operating results in Washington State which caused net income of $354,029 for the quarter ended July 31, 2014 versus a net loss of $215,827 in the same period last year.

Investing activities. Net cash used in investing activities during the three month period ended July 31, 2014 was flat when compared to the same period in the prior fiscal year. There were no significant year over year swings in investing activities.

Financing activities. Net cash (used in) provided by financing activities during the three month period ended July 31, 2014 decreased $1,010,879 from the comparable period in the prior fiscal year quarter. The decrease is mainly attributable to internally funding the $1,315,400 payment of the annual South Dakota device fees in the three months ended July 31, 2014, whereas we borrowed a net $1,475,000 during the three months ended July 31, 2013, to pay the fees. The change in the device fee activity was offset by $400,000 of debt repayment in the current period compared to $870,000 in the prior year.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- new management contracts;

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

At July 31, 2014, outstanding indebtedness was $11,950,000, of which $1,650,000 is due by July 31, 2015.

As of July 31, 2014, scheduled principal payments on the Credit Facility for each of the next five years and thereafter are as follows:

August 1, 2014 – July 31, 2015	$1,650,000
August 1, 2015 – July 31, 2016	$1,750,000
August 1, 2016 – July 31, 2017	$1,850,000
August 1, 2017 – July 31, 2018	$1,950,000
August 1, 2018 – December 10, 2018	$4,750,000

On July 31, 2014, excluding restricted cash of $1,517,532, we had cash and cash equivalents of $8,288,939. The restricted cash consists of player supported jackpots.

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

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management. The table below shows that, as of July 31, 2014, we have a 2.0 ratio, which is sufficient to service debt and maintain operations.

		Current Ratio as of July 31, 2014
Current Ratio	Current Assets	$12,508,724	2.0
	Current Liabilities	$6,287,214

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of July 31, 2014.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed with the SEC on July 29, 2014.

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

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 2014

Nevada Gold & Casinos, Inc

By: /s/ James J. Kohn
James J. Kohn, Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)