Form 10-Q
period 2014-10-31
NEVADA GOLD & CASINOS INC
filed 2014-12-15
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).

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

☐ Yes  ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,221,453 as of December 1, 2014.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	October 31,	April 30,
	2014	2014
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,771,800	$7,738,985
Restricted cash	1,511,321	1,388,995
Accounts receivable, net of allowances of $42,098 at October 31, 2014 and April 30, 2014, respectively	384,171	252,504
Prepaid expenses	1,100,759	829,228
Deferred tax asset, current portion	-	98,643
Notes receivable, current portion	343,354	332,973
Inventory and other current assets	375,019	344,686
Total current assets	11,486,424	10,986,014

Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	1,540,876	1,730,246
Goodwill	16,103,583	16,103,583
Identifiable intangible assets, net of accumulated amortization of $6,229,931 and $5,619,009 at October 31, 2014 and April 30, 2014, respectively	5,143,245	5,754,167
Property and equipment, net of accumulated depreciation of $4,063,096 and $3,632,349 at October 31, 2014 and April 30, 2014, respectively	4,371,414	4,289,178
Deferred tax asset, net of current portion	4,102,782	4,356,972
Other assets	439,497	486,466
Total assets	$44,287,821	$44,806,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued payroll	$1,715,111	$1,427,010
Accrued interest payable	32,025	37,470
Other accrued liabilities	2,659,806	2,178,317
Long-term debt, current portion	325,000	1,625,000
Total current liabilities	4,731,942	5,267,797
Long-term debt, net of current portion	9,875,000	10,725,000
Other long-term liabilities	509,541	486,870
Total liabilities	15,116,483	16,479,667

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 17,004,290 and 16,980,676 shares issued and 16,221,453 and 16,197,839 shares outstanding at October 31, 2014, and April 30, 2014, respectively	2,040,523	2,037,689
Additional paid-in capital	24,644,027	24,578,117
Retained earnings	9,418,823	8,648,727
Treasury stock, 782,837 shares at October 31, 2014 and April 30, 2014, respectively, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	-	(5,539)
Total stockholders' equity	29,171,338	28,326,959
Total liabilities and stockholders' equity	$44,287,821	$44,806,626

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013
Revenues:
Casino	$14,427,144	$14,479,974	$28,579,135	$28,428,453
Food and beverage	2,559,929	2,511,766	4,928,870	4,870,074
Other	461,780	431,354	901,886	863,400
Gross revenues	17,448,853	17,423,094	34,409,891	34,161,927
Less promotional allowances	(1,089,023)	(1,073,977)	(2,128,747)	(2,122,020)
Net revenues	16,359,830	16,349,117	32,281,144	32,039,907

Expenses:
Casino	8,333,307	8,482,388	16,543,443	16,896,279
Food and beverage	1,371,296	1,281,597	2,642,019	2,498,307
Marketing and administrative	4,132,066	4,076,583	8,251,038	8,386,524
Facility	532,848	491,720	1,016,514	970,481
Corporate expense	551,953	585,090	1,138,401	1,213,308
Other	76,117	70,576	143,927	125,056
Depreciation and amortization	544,620	565,288	1,089,655	1,127,225
Loss on sale of assets	25,120	4,546	17,087	8,517
Write-off of project development cost	-	56,959	-	56,959
Total operating expenses	15,567,327	15,614,747	30,842,084	31,282,656
Operating income	792,503	734,370	1,439,060	757,251
Non-operating income (expenses):
Interest income	30,362	34,090	61,517	68,485
Interest expense and amortization of loan issue costs	(178,803)	(433,179)	(367,766)	(864,643)
Decrease in swap fair value	(20,654)	-	(2,346)	-
Write-off of marketable securities	(7,539)	-	(7,539)	-
Income (loss) before income tax benefit (expense)	615,869	335,281	1,122,926	(38,907)
Income tax benefit (expense)	(199,802)	(114,524)	(352,830)	43,837
Net income	$416,067	$220,757	$770,096	$4,930
Per share information:
Net income per common share - basic and diluted	$0.03	$0.01	$0.05	$0.00

Basic weighted average number of shares outstanding	16,213,307	16,105,775	16,206,721	16,104,725

Diluted weighted average number of shares outstanding	16,381,094	16,208,227	16,382,159	16,171,182

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	October 31,	October 31,
	2014	2013
Cash flows from operating activities:
Net income	$770,096	$4,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,089,655	1,127,225
Change in deferred income taxes	352,830	(43,838)
Amortization of deferred loan issuance costs	45,054	165,580
Stock-based compensation	42,557	27,240
Loss on sale/settlement of assets	17,087	8,517
Write-off of marketable securities	7,539	-
Amortization of deferred rent	2,197	14,438
Change in swap fair value	2,346	-
Change in deferred interest income	(457)	-
Impairment of capitalized development projects	-	56,959
Changes in operating assets and liabilities:
Changes to restricted cash	(122,326)	54,441
Receivables and other assets	(401,250)	(270,352)
Accounts payable and accrued liabilities	751,392	(625,748)
Net cash provided by operating activities	2,556,720	519,392
Cash flows from investing activities:
Purchase of property and equipment	(580,805)	(245,961)
Collections on notes receivable	178,989	101,515
Proceeds from the sale of assets	9,125	12,131
Net cash used in investing activities	(392,691)	(132,315)
Cash flows from financing activities:
Repayment of credit facilities	(2,150,000)	(1,790,000)
Employee stock plan purchases	26,188	37,790
Repayment of capital lease	(7,402)	-
Proceeds from credit facilities	-	1,500,000
Prepayment of deferred loan costs	-	(25,000)
Cash proceeds from exercise of stock options	-	10,650
Net cash used in financing activities	(2,131,214)	(266,560)

Net increase in cash and cash equivalents	32,815	120,517
Cash and cash equivalents at beginning of period	7,738,985	6,723,919
Cash and cash equivalents at end of period	$7,771,800	$6,844,436
Supplemental cash flow information:
Cash paid for interest	$328,168	$706,507
Non-cash investing and financing activities:
Acquisition of equipment via capital lease	$38,282	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at October 31, 2014 and April 30, 2014, Consolidated Statements of Operations for the three and six months ended October 31, 2014 and October 31, 2013, and Consolidated Statements of Cash Flows for the six months ended October 31, 2014 and October 31, 2013. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2014 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2014 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications at the consolidated statements of operations have been made to conform prior year period financial information to the current period presentation. The reclassifications did not impact income (loss) before income tax benefit (expense) or net income.

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

	Three Months Ended		Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Food and beverage	$813,404	$783,633	$1,592,749	$1,552,391
Other	30,323	30,876	67,124	65,598
Total cost of complimentary services	$843,727	$814,509	$1,659,873	$1,617,989

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. Management performs periodic evaluations of the collectability of these notes and accounts receivable. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

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

Note 3. Restricted Cash

As of October 31, 2014 and April 30, 2014, we maintained $1,511,321 and $1,388,995, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

Notes Receivable

As of October 31, 2014 and April 30, 2014, we had net notes receivable of $1,884,230 and $2,063,219, respectively.

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2.3 million note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

As of October 31, 2014, the remaining principal and interest payments are scheduled to be made as follows:

•	Beginning June 1, 2014, thirty six monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $907,061 which is due on the maturity date of June 1, 2017.

GI has timely made previously required principal and interest payments. Since the inception of this note we have collected $765,000 which consists of $440,770 of principal plus $324,230 of interest.

Big City Capital, LLC

At October 31, 2014 and April 30, 2014, our balance sheet reflects net notes receivable of $0, net of a $3,200,000 valuation allowance, related to the development of gaming/entertainment projects from Big City Capital, LLC (“Big City Capital”).

BVD/BVO Receivable

At October 31, 2014 and April 30, 2014, our balance sheet reflects a net receivable of $0, net of a $4,575,000 valuation allowance, related to the development of gaming/entertainment projects from B. V. Oro, LLC (“BVO”).

Note 5.   Long-Term Debt

Our long-term financing obligations as of October 31, 2014 and April 30, 2014 are as follows:

	October 31,	April 30,
	2014	2014
$12.75 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, increasing quarterly reductions beginning March 31, 2014 through September 30, 2018, and the remaining $4,250,000 principal due on the maturity date of December 10, 2018	$10,200,000	$12,350,000
Less: current portion	(325,000)	(1,625,000)
Total long-term financing obligations	$9,875,000	$10,725,000

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”). The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay off all of the Company’s outstanding long term debt obligations. The Credit Facility matures on December 10, 2018, is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which will be determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin was 5.00% until July 1, 2014, when the first quarterly pricing change took effect. The interest rate on the borrowing as of October 31, 2014, is 4.153%. In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

As of October 31, 2014, principal reductions due on the Credit Facility for each of the next five years and thereafter are as follows:

November 1, 2014 – October 31, 2015	$325,000
November 1, 2015 – October 31, 2016	$1,775,000
November 1, 2016 – October 31, 2017	$1,875,000
November 1, 2017 – October 31, 2018	$1,975,000
November 1, 2018 – December 10, 2018	$4,250,000

In October 2014, we prepaid $1,350,000 of the $1,675,000 principal reductions scheduled to be made between November 1, 2014–October 31, 2015. Per the Credit Agreement, we have the right to re-borrow these funds and therefore we currently have $1,350,000 available to re-borrow.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios commencing as of the fiscal quarter ending April 30, 2014, including a maximum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of October 31, 2014.

The Company evaluated the refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments and evaluated the refinancing transaction on a lender by lender basis. As a result of this evaluation, the Company concluded the refinancing was an extinguishment of debt and recognized a loss on debt extinguishment of $283,550 in the third quarter of fiscal year 2014, representing the write-off of unamortized debt issuance costs as of the date of the refinancing. In connection with the refinancing transaction in the third quarter of fiscal 2014, the Company paid $450,000 in fees and other costs which have been capitalized and included in other assets on the consolidated balance sheet.

In August 2014, we completed installation of computer hardware and related software. We financed the acquisition by signing a three year capital lease with the company we purchased the equipment from. We financed $38,282 which is scheduled to be repaid in 36 equal monthly installments. At the end of the lease period we have the option to acquire the equipment for a nominal amount. As of October 31, 2014, we have repaid $7,402. The remaining balance of the capital lease obligation is included in other current and long-term liabilities.

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

On January 17, 2014, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month beginning with February 10, 2014 until the maturity date of the Credit Facility. As of October 31, 2014, the Company had one outstanding interest rate swap with MOOB with a notional amount of $5,775,000 at a swap rate of 1.52%, which as of October 31, 2014, effectively converts $5,775,000 of our floating-rate debt to a synthetic fixed rate of 5.52%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of October 31, 2014 is set at 0.1527%.

The Company will not designate the interest rate swap as a cash flow hedge and the interest rate swap will not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value will be recorded in our Consolidated Statements of Operations.

As required by ASC 815, on a quarterly basis, the Company will assess whether any changes to the hedge instrument, or underlying debt agreement, have occurred which would alter the original designation of the hedge instrument. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. As a result of our evaluation of our interest rate swap as of October 31, 2014, we recorded a $20,654 and $2,346 decrease, in our interest rate swap fair value for the three and six months ended October 31, 2014, respectively. As of October 31, 2014, our interest rate swap fair value is a $65,105 liability which is included in other long-term liabilities on the consolidated balance sheet.

Note 7. Income Taxes

For the three months ended October 31, 2014 and 2013, our overall effective income tax rates were 32.4% and 34.2% expense, respectively. For the six months ended October 31, 2014 and 2013, our overall income tax rates were a 31.4% expense and a 112.7% benefit, respectively. The increase in the year-to-date effective tax rate as of October 31, 2014 as compared to the same period of the prior year is primarily due to our pre-tax income of $1,122,926 in the six months ended October 31, 2014, compared to a pre-tax loss of $38,907 during the six months ended October 31, 2013.

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

A summary of activity under our share-based payment plans for the six months ended October 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2014	800,000	$1.09
Granted	100,000	$1.23
Exercised	-
Forfeited or expired	-
Outstanding at October 31, 2014	900,000	$1.10	6.93	$142,200

Exercisable at October 31, 2014	733,333	$1.11	6.45	$142,200

Available for grant at October 31, 2014	775,000

The weighted-average grant-date fair value of options granted during the six months ended October 31, 2014 was $1.23. There were no stock options exercised during the six months ended October 31, 2014. As of October 31, 2014, there was a total of $120,847 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average of approximately 1.75 years.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of October 31, 2014, approximately 378,700 shares were issued to 140 participants under the 2010 Plan.

Note 9.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013
Numerator:
Basic and Diluted:
Net income available to common shareholders	$416,067	$220,757	$770,096	$4,930

Denominator:
Basic weighted average number of common shares outstanding	16,213,307	16,105,775	16,206,721	16,104,725
Dilutive effect of common stock options and warrants	167,787	102,452	175,438	66,457

Diluted weighted average number of common shares outstanding	16,381,094	16,208,227	16,382,159	16,171,182

Net income per common share - basic and diluted	$0.03	$0.01	$0.05	$0.00

For the three months ended October 31, 2014 and October 31, 2013, potential dilutive common shares issuable under options of 732,213 and 748,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive. For the six months ended October 31, 2014 and October 31, 2013, potential dilutive common shares issuable under options of 724,562 and 784,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 10.   Segment Reporting

We have three business segments (i) Washington Gold, (ii) South Dakota Gold, and (iii) Corporate. For the three and six month periods ended October 31, 2014 and October 31, 2013, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses.

Summarized financial information for our reportable segments is shown in the following table. The Corporate column includes corporate-related items, results of insignificant operations, and segment loss and income and expenses not allocated to other reportable segments.

	As of and for the Three Months Ended October 31, 2014
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$13,718,817	$2,640,397	$616	$16,359,830
Casino and food and beverage expense	7,470,038	2,234,565	-	9,704,603
Marketing and administrative expense	4,074,923	57,143	-	4,132,066
Facility and other expenses	570,233	60,128	555,677	1,186,038
Depreciation and amortization	369,110	172,225	3,285	544,620
Segment operating income (loss)	1,234,513	116,336	(558,346)	792,503
Segment assets	8,587,110	1,079,305	21,235,503	30,901,918
Additions to property and equipment	157,050	277,654	43,598	478,302

	As of and for the Three Months Ended October 31, 2013
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$13,430,310	$2,916,784	$2,023	$16,349,117
Casino and food and beverage expense	7,328,217	2,435,768	-	9,763,985
Marketing and administrative expense	4,015,755	60,828	-	4,076,583
Facility and other expenses	528,261	34,487	646,143	1,208,891
Depreciation and amortization	393,604	170,598	1,086	565,288
Segment operating income (loss)	1,164,473	215,103	(645,206)	734,370
Segment assets	20,997,169	4,349,794	7,477,629	32,824,592
Additions to property and equipment	71,109	16,875	-	87,984

	As of and for the Six Months Ended October 31, 2014
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$27,060,855	$5,218,441	$1,848	$32,281,144
Casino and food and beverage expense	14,723,455	4,462,007	-	19,185,462
Marketing and administrative expense	8,109,727	141,311	-	8,251,038
Facility and other expenses	1,085,902	61,123	1,168,904	2,315,929
Depreciation and amortization	739,792	344,891	4,972	1,089,655
Segment operating income (loss)	2,401,979	209,109	(1,172,028)	1,439,060
Segment assets	8,587,110	1,079,305	21,235,503	30,901,918
Additions to property and equipment	283,503	291,986	43,598	619,087

	As of and for the Six Months Ended October 31, 2013
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$26,267,613	$5,767,303	$4,991	$32,039,907
Casino and food and beverage expense	14,557,640	4,836,946	-	19,394,586
Marketing and administrative expense	8,247,714	138,810	-	8,386,524
Facility and other expenses	1,026,095	66,902	1,281,324	2,374,321
Depreciation and amortization	784,746	340,171	2,308	1,127,225
Segment operating income (loss)	1,651,418	384,474	(1,278,641)	757,251
Segment assets	20,997,169	4,349,794	7,477,629	32,824,592
Additions to property and equipment	119,138	78,183	-	197,321

Reconciliation of reportable segment assets to our consolidated totals is as follows:

October 31, 2014

Total assets for reportable segments	$30,901,918
Cash and restricted cash not allocated to segments	9,283,121
Deferred tax asset	4,102,782
Total assets	$44,287,821

Note 11.   Commitments and Contingencies

As a result of acquiring facilities in Washington and South Dakota and our commitment to lease office space for our corporate headquarters in Las Vegas, Nevada, as of October 31, 2014, we have future annual minimum lease payments as follows:

Period	Corporate Office Lease Payment	Washington Gold Lease Payment	South Dakota Gold	Total Lease Payment

November 2014-October 2015	$12,399	$3,016,072	$55,200	$3,083,671
November 2015-October 2016	--	2,806,070	55,200	2,861,270
November 2016-October 2017	--	1,399,919	13,800	1,413,719
November 2017-October 2018	--	936,985	--	936,985
November 2018-October 2019	--	616,612	--	616,612
Thereafter	--	916,796	--	916,796
	$12,399	$9,692,454	$124,200	$9,829,053

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

Note 12. Goodwill and Intangible Assets

In connection with our acquisitions of the of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, as well as the South Dakota Gold slot route on January 27, 2012, we have goodwill and intangible assets of $21,246,828, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangible assets for the six months ended October 31, 2014 is as follows:

	Total	Goodwill	Other intangible assets, net
Balance as of April 30, 2014	$21,857,750	$16,103,583	$5,754,167
Current year amortization	(610,922)	-	(610,922)
Balance as of October 31, 2014	$21,246,828	$16,103,583	$5,143,245

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.

Goodwill and other net intangible assets by segment as of October 31, 2014 are as follows:

	Total	Goodwill	Other intangible assets, net
Washington Gold	$18,232,727	$14,167,112	$4,065,615
South Dakota Gold	2,625,246	1,936,471	688,775
Corporate	388,855	-	388,855
Balance as of October 31, 2014	$21,246,828	$16,103,583	$5,143,245

A summary of intangible assets and accumulated amortization as of October 31, 2014 are as follows. State gaming registration and trade names are not amortizable:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,853,321	$(4,981,847)	$2,871,474
Non-compete agreements	1,269,000	(1,248,084)	20,916
State gaming registration	388,855	-	388,855
Trade names	1,862,000	-	1,862,000
Total	$11,373,176	$(6,229,931)	$5,143,245

The estimated future annual amortization of intangible assets, which excludes trade names and state gaming registration, is as follows. The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 5.5 years.

Period	Amount
November 2014-October 2015	$1,142,820
November 2015-October 2016	928,683
November 2016-October 2017	579,515
November 2017-October 2018	202,086
November 2018-October 2019	39,286
Thereafter	-
Total	$2,892,390

Note 13. Stock Offering and Warrants

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

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Washington and South Dakota. Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. However, there is no guarantee that we will be successful in implementing our business strategy in the future and, as such, no guarantee that our future revenues, costs and profitability will increase. Our net revenues were $16,359,830 and $16,349,117 for the three months ended October 31, 2014 and October 31, 2013, respectively.

When compared to the three months ended October 31, 2013, the three month period ended October 31, 2014 was primarily impacted by the following items:

- Table games drop increase of approximately 10% offset by a 1.2% lower hold percentage at our Washington Gold casino operations;

- Approximately 20% reduction of gaming devices at our South Dakota Gold route operation; and

- Decreased net interest expense.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2014 AND OCTOBER 31, 2013

Net revenues. Net revenues year over year were flat for all revenue reporting categories at $16,359,830 versus $16,349,117, for the three month period ended October 31, 2014, compared to the same period ended October 31, 2013. While Washington revenues were up $288,507, or 2.1%, due to increased drop offset by lower hold percentage, South Dakota revenues decreased $276,387, or 9.5%, due to fewer units in operation and lower handle. Food and beverage revenues increased $48,163, or 1.9%, primarily due to increased patron counts which resulted in additional cash sales of $30,015 and additional complementary sales of $18,148.

Total operating expenses. Total operating expenses decreased 0.3%, to $15,567,327 from $15,614,747, for the three month period ended October 31, 2014, compared to the same period ended October 31, 2013. Casino expenses decreased $149,081, or 1.8%, when compared to the same period last year primarily due to reduced commissions in South Dakota due to the lower revenues as a result of the reduced number of gaming devices. Food and beverage expenses increased $89,699, or 7.0%, when compared to the same period last year primarily due to increased cost of goods sold. Marketing and administrative, facilities, corporate, depreciation and amortization and, other expenses remained relatively flat when compared to the same period last year.

Interest income (expense) and interest rate swap. Interest expense and amortization of loan issue costs decreased $254,376, or 58.7%, for the three month period ended October 31, 2014, compared to the three month period ended October 31, 2013. The decrease resulted from the reduction of outstanding debt since October 31, 2013, and the refinancing of all remaining debt in December 2013 (see Note 5 of our Consolidated Financial Statements). Interest income decreased $3,728 for the three month period ended October 31, 2014, compared to the three month period ended October 31, 2013, which was related to interest earned on notes receivables based on note terms. We recorded a $20,654 decrease of the fair value of the interest rate swap we were required to enter into as a result of refinancing our debt in December 2013, whereas we did not have any swaps during the three months ended October 31, 2013.

Income Taxes. For the three months ended October 31, 2014 and October 31, 2013, our overall effective income tax rates were a 32.4% expense and a 34.2% expense, respectively, compared to the federal statutory rate of 34%.

Net income. Net income was $416,067 compared to $220,757 for the three month periods ended October 31, 2014 and October 31, 2013, respectively. The increase is primarily a result of the $254,376 reduction of interest expense and amortization of loan issue costs, offset by an $85,278 increase in income tax expense.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2014 AND OCTOBER 31, 2013

Net revenues. Net revenues increased $241,237, or 0.8%, for the six month period ended October 31, 2014 compared to the six month period ended October 31, 2013. Casino revenues increased $150,682, or 0.5%. Revenues in Washington increased $700,904 due to increased drop offset by slightly lower table games hold percentage while revenues in South Dakota decreased $550,222 due to fewer gaming units. Food and beverage revenues increased $58,796, or 1.2%, primarily due to increased patron counts which resulted in additional cash sales of $41,350 and additional complementary sales of $17,446.

Total operating expenses. Total operating expenses decreased $440,573, or 1.4%, for the six month period ended October 31, 2014, compared to the six month period ended October 31, 2013. Casino expenses decreased $352,836, or 2.1%, when compared to the same period last year primarily due to reduced commissions in South Dakota due to the lower revenues as a result of the reduced number of gaming devices. Food and beverage expenses increased $143,712, or 5.8%, when compared to the same period last year primarily due to increased cost of goods sold. Marketing and administrative expenses decreased $135,486, or 1.6%, primarily due to reduced promotional and event expenditures in Washington. Facilities, corporate, depreciation and amortization and, other expenses remained relatively flat when compared to the same period last year.

Interest income (expense) and interest rate swap. Interest expense and amortization of loan issue costs decreased $496,877, or 57.5%, for the six month period ended October 31, 2014, compared to the six month period ended October 31, 2013. The decrease resulted from the reduction of outstanding debt since October 31, 2013, and the refinancing of all remaining debt in December 2013 (see Note 5 of our Consolidated Financial Statements). Interest income decreased $6,968 for the six month period ended October 31, 2014, compared to the six month period ended October 31, 2013, which was related to interest earned on notes receivables based on note terms. We recorded a $2,346 decrease of the fair value of the interest rate swap we were required to enter into as a result of refinancing our debt in December 2013, whereas we did not have any swaps during the three months ended October 31, 2013.

Income Taxes. For the six months ended October 31, 2014 and October 31, 2013, our overall effective income tax rates were a 31.4% expense and a 112.7% benefit, respectively, compared to the federal statutory rate of 34%. The high effective tax benefit rate for the six months period ended October 31, 2013 was primarily due to prior year tax return to provision adjustments.

Net income. Net income was $770,096 compared to $4,930 for the six month periods ended October 31, 2014 and October 31, 2013, respectively. The increase is primarily a result of the $496,877 reduction of interest expense and amortization of loan issue costs, the $440,573 decrease in operating expenses and the $241,237 increase in net revenues, offset by a $396,667 increase in income tax expense.

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

The following table shows adjusted EBITDA by segment for the three months ended October 31, 2014 and October 31, 2013:

	For the three months ended October 31, 2014
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$14,803,690	$2,644,547	$616	$17,448,853
Less promotional allowances	(1,084,873)	(4,150)	-	(1,089,023)
Net revenues	13,718,817	2,640,397	616	16,359,830

Expenses:	12,114,096	2,327,243	524,869	14,966,208

Adjusted EBITDA	$1,604,721	$313,154	$(524,253)	$1,393,622

	For the three months ended October 31, 2013
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$14,495,897	$2,925,174	$2,023	$17,423,094
Less promotional allowances	(1,065,587)	(8,390)	-	(1,073,977)
Net revenues	13,430,310	2,916,784	2,023	16,349,117

Expenses:	11,861,917	2,526,975	573,616	14,962,508

Adjusted EBITDA	$1,568,393	$389,809	$(571,593)	$1,386,609

The following table shows adjusted EBITDA by segment for the six months ended October 31, 2014 and October 31, 2013:

	For the six months ended October 31, 2014:
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$29,179,101	$5,228,942	$1,848	$34,409,891
Less promotional allowances	(2,118,247)	(10,500)	-	(2,128,747)
Net revenues	27,060,854	5,218,442	1,848	32,281,144

Expenses:	23,940,217	4,647,880	1,099,903	29,688,000

Adjusted EBITDA	$3,120,637	$570,562	$(1,098,055)	$2,593,144

	For the six months ended October 31, 2013
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$28,359,112	$5,797,823	$4,992	$34,161,927
Less promotional allowances	(2,091,500)	(30,520)	-	(2,122,020)
Net revenues	26,267,612	5,767,303	4,992	32,039,907

Expenses:	23,827,629	5,034,579	1,182,291	30,044,499

Adjusted EBITDA	$2,439,983	$732,724	$(1,177,299)	$1,995,408

The following table reconciles adjusted EBITDA to net income for the three months ended October 31, 2014 and October 31, 2013:

Adjusted EBITDA reconciliation to net income:

	For the three months ended
	October 31, 2014	October 31, 2013

Net income	$416,067	$220,757
Add:
Net interest expense	169,095	399,089
Income tax expense	199,802	114,524
Depreciation and amortization	544,620	565,288
Stock options amortization	28,938	13,620
Loss on sale of assets	25,120	4,546
Impairments/Write offs	7,539	56,959
Deferred rent and employee stock purchase discounts	2,441	11,826
Adjusted EBITDA	$1,393,622	$1,386,609

The following table reconciles adjusted EBITDA to net income for the six months ended October 31, 2014 and October 31, 2013:

Adjusted EBITDA reconciliation to net income:

	For the six months ended
	October 31, 2014	October 31, 2013

Net income	$770,096	$4,930
Add:
Net interest expense	308,595	796,158
Income tax expense (benefit)	352,830	(43,837)
Depreciation and amortization	1,089,655	1,127,225
Stock options amortization	42,557	27,240
Loss on sale of assets	17,087	8,517
Impairments/Write offs	7,539	56,959
Deferred rent and employee stock purchase discounts	4,785	18,216
Adjusted EBITDA	$2,593,144	$1,995,408

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 31, 2014 and October 31, 2013:

	Six Months Ended
	October 31,	October 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$2,556,720	$519,392
Investing activities	$(392,691)	$(132,315)
Financing activities	$(2,131,214)	$(266,560)

Operating activities. Net cash provided by operating activities during the six month period ended October 31, 2014 increased by $2,037,328 over the comparable period in the prior fiscal year. This increase mainly resulted from a $378,339 decrease in cash paid for interest, a decrease in casino expenses of $352,836 and a $241,237 increase in net revenues, as well as a $1,069,475 increase in working capital.

Investing activities. Net cash used in investing activities during the six month period ended October 31, 2014 increased by $260,376 over the comparable period in the prior fiscal year mainly due to the $334,844 increase in purchases of property and equipment offset by a $77,444 increase of proceeds collected from notes receivable.

Financing activities. Net cash used in financing activities during the six month period ended October 31, 2014 increased $1,864,654 over the comparable period in the prior fiscal year. The increase mainly resulted from paying down an additional $360,000 of debt and internally funding the $1,315,400 payment of the annual South Dakota device fees whereas we borrowed a net $1,475,000 in the prior fiscal year to pay the fees.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- new management contracts;

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

On October 31, 2014, outstanding indebtedness was $10,200,000, of which $325,000 is due by October 31, 2015.

As of October 31, 2014, principal payments on the Credit Facility for each of the next five years are as follows:

November 1, 2014 – October 31, 2015	$325,000
November 1, 2015 – October 31, 2016	$1,775,000
November 1, 2016 – October 31, 2017	$1,875,000
November 1, 2017 – October 31, 2018	$1,975,000
November 1, 2018 – December 10, 2018 (date of maturity)	$4,250,000

On October 31, 2014, excluding restricted cash of $1,511,321, we had cash and cash equivalents of $7,771,800. The restricted cash consists of player supported jackpots.

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

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. If the current ratio is too high, then the company may not be efficiently using its current assets or its short-term financing facilities. This may also indicate problems in working capital management. The table below shows that, as of October 31, 2014, we have a 2.4 ratio, which is sufficient to service debt and maintain operations.

		Current Ratio as of October 31, 2014
Current Ratio	Current Assets	$11,486,424
	Current Liabilities	$4,731,942
	Current Ratio	2.4

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of October 31, 2014.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 15, 2014

Nevada Gold & Casinos, Inc.

By: /s/ James D. Meier
James D. Meier
Chief Financial Officer
(Principal Financial Officer)

