Form 10-Q
period 2015-01-31
NEVADA GOLD & CASINOS INC
filed 2015-03-17
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

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

☐ Yes  ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,263,456 as of March 1, 2015.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	January 31,	April 30,
	2015	2014
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,454,664	$7,738,985
Restricted cash	1,533,842	1,388,995
Accounts receivable, net of allowances of $42,098 at January 31, 2015 and April 30, 2014	551,680	252,504
Prepaid expenses	876,473	829,228
Deferred tax asset, current portion	75,052	98,643
Notes receivable, current portion	379,093	332,973
Inventory and other current assets	370,799	344,686
Total current assets	11,241,603	10,986,014

Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	1,413,626	1,730,246
Goodwill	16,103,583	16,103,583
Identifiable intangible assets, net of accumulated amortization of $6,531,323 and $5,619,009 at January 31, 2015 and April 30, 2014, respectively	4,841,853	5,754,167
Property and equipment, net of accumulated depreciation
of $4,275,183 and $3,632,349 at January 31, 2015 and
April 30, 2014, respectively	4,181,059	4,289,178
Deferred tax asset, net of current portion	3,787,430	4,356,972
Other assets	415,994	486,466
Total assets	$43,085,148	$44,806,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued payroll	$1,564,898	$1,427,010
Other accrued liabilities	2,472,448	2,215,787
Long-term debt, current portion	-	1,625,000
Total current liabilities	4,037,346	5,267,797
Long-term debt, net of current portion	8,800,000	10,725,000
Other long-term liabilities	556,358	486,870
Total liabilities	13,393,704	16,479,667

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000
shares authorized; 17,031,293 and 16,980,676 shares issued and 16,248,456 and 16,197,839 shares outstanding at January 31, 2015, and April 30, 2014, respectively	2,043,764	2,037,689
Additional paid-in capital	24,712,783	24,578,117
Retained earnings	9,866,932	8,648,727
Treasury stock, 782,837 shares at January 31, 2015 and April 30, 2014, respectively, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	-	(5,539)
Total stockholders' equity	29,691,444	28,326,959
Total liabilities and stockholders' equity	$43,085,148	$44,806,626

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2015	2014	2015	2014
Revenues:
Casino	$13,821,745	$12,810,554	$42,400,880	$41,239,008
Food and beverage	2,672,738	2,606,048	7,601,608	7,476,123
Other	432,329	432,150	1,334,215	1,295,549
Gross revenues	16,926,812	15,848,752	51,336,703	50,010,680
Less promotional allowances	(1,122,522)	(1,087,885)	(3,251,269)	(3,194,646)
Net revenues	15,804,290	14,760,867	48,085,434	46,816,034

Expenses:
Casino	7,477,300	7,379,668	24,020,673	24,286,561
Food and beverage	1,391,532	1,322,877	4,033,675	3,821,637
Marketing and administrative	4,256,343	4,017,777	12,507,381	12,419,561
Facility	509,723	489,927	1,526,237	1,460,408
Corporate expense	675,846	638,177	1,814,246	1,840,428
Other	73,767	62,053	217,639	187,101
Depreciation and amortization	553,910	565,030	1,643,565	1,692,254
Writedowns and other charges	24,613	7,412	41,700	72,888
Total operating expenses	14,963,034	14,482,921	45,805,116	45,780,838
Operating income	841,256	277,946	2,280,318	1,035,196
Non-operating income (expenses):
Interest income	29,066	33,241	90,583	101,727
Interest expense and amortization of loan issue costs	(146,530)	(303,318)	(514,297)	(1,167,961)
Loss on extinguishment of debt	-	(283,550)		(283,550)
Decrease in swap fair value	(35,383)	-	(37,729)	-
Write-off of marketable securities	-	-	(7,539)	-
Income (loss) before income tax benefit (expense)	688,409	(275,681)	1,811,336	(314,588)
Income tax benefit (expense)	(240,301)	72,643	(593,131)	116,480
Net income (loss)	$448,108	$(203,038)	$1,218,205	$(198,108)
Per share information:
Net income (loss) per common share - basic	$0.03	$(0.01)	$0.08	$(0.01)

Net income (loss) per common share - diluted	$0.03	$(0.01)	$0.07	$(0.01)

Basic weighted average number of shares outstanding	16,225,562	16,136,485	16,212,916	16,115,311

Diluted weighted average number of shares outstanding	16,511,369	16,136,485	16,374,853	16,115,311

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	January 31,	January 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,218,205	$(198,108)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,643,565	1,692,254
Change in deferred income taxes	593,133	(116,480)
Amortization of deferred loan issuance costs	67,566	209,885
Stock-based compensation	84,851	40,860
Loss on sale/settlement of assets	41,700	15,929
Loss on extinguishment of debt	-	283,550
Write-off of marketable securities	7,539	-
Change in swap fair value	37,729	-
Impairment of capitalized development projects	-	56,959
Amortization of deferred rent	4,067	18,072
Change in deferred interest income	906	11,007
Changes in operating assets and liabilities:
Restricted cash	(144,847)	(19,437)
Receivables and other assets	(372,534)	(86,302)
Accounts payable and accrued liabilities	394,549	(979,263)
Net cash provided by operating activities	3,576,429	928,926
Cash flows from investing activities:
Purchase of property and equipment	(627,674)	(280,132)
Collections on notes receivable	270,500	177,266
Proceeds from the sale of assets	1,125	5,574
Net cash used in investing activities	(356,049)	(97,292)
Cash flows from financing activities:
Repayment of credit facilities	(3,550,000)	(15,710,000)
Employee stock plan purchases	41,189	54,422
Repayment of capital lease	(10,590)	-
Proceeds from credit facilities	-	14,250,000
Payment of deferred loan costs	-	(473,808)
Cash proceeds from exercise of stock options	14,700	10,650
Net cash used in financing activities	(3,504,701)	(1,868,736)

Net decrease in cash and cash equivalents	(284,321)	(1,037,102)
Cash and cash equivalents at beginning of period	7,738,985	6,723,919
Cash and cash equivalents at end of period	$7,454,664	$5,686,817
Supplemental cash flow information:
Cash paid for interest	$456,478	$952,799

Non-cash investing and financing activities:
Acquisition of equipment via capital lease	$38,282	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at January 31, 2015 and April 30, 2014, Consolidated Statements of Operations for the three and nine months ended January 31, 2015 and January 31, 2014, and Consolidated Statements of Cash Flows for the nine months ended January 31, 2015 and January 31, 2014. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2014 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2015 are not necessarily indicative of the results expected for the full year.

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

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Food and beverage	$808,941	$767,913	$2,401,566	$2,319,852
Other	39,228	42,055	107,720	106,545
Total cost of complimentary services	$848,169	$809,968	$2,509,286	$2,426,397

Fair Value

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

In June 2014, the FASB issued an update which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

In August 2014, the FASB issued an update which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and early adoption is permitted. The impact of the adoption of this update is currently under evaluation.

In November 2014, the FASB issued an update which provides guidance on whether, and at what threshold, an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The pronouncement was effective on November 18, 2014. The impact of the adoption did not have an effect on our consolidated financial statements.

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

Note 3. Restricted Cash

As of January 31, 2015 and April 30, 2014, we maintained $1,533,842 and $1,388,995, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

As of January 31, 2015 and April 30, 2014, we had net notes receivable of $1,792,719 and $2,063,219, respectively.

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2,325,000 note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

As of January 31, 2015, the remaining principal and interest payments are scheduled to be made as follows:

•	Beginning June 1, 2014, thirty six monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $907,061 which is due on the maturity date of June 1, 2017.

GI has timely made previously required principal and interest payments. Since the inception of this note we have collected $885,000 which consists of $532,281 of principal plus $352,719 of interest.

Big City Capital, LLC

At January 31, 2015 and April 30, 2014, our balance sheet reflects net notes receivable of $0, net of a $3,200,000 valuation allowance, related to the development of gaming/entertainment projects from Big City Capital, LLC (“Big City Capital”).

BVD/BVO Receivable

At January 31, 2015 and April 30, 2014, our balance sheet reflects a net receivable of $0, net of a $4,575,000 valuation allowance, related to the development of gaming/entertainment projects from B. V. Oro, LLC (“BVO”).

Note 5.   Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 30,
	2015	2014
$12.75 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, increasing quarterly reductions beginning March 31, 2014 through September 30, 2018, and the remaining $4,250,000 principal due on the maturity date of December 10, 2018	$8,800,000	$12,350,000
Less: current portion	-	(1,625,000)
Total long-term financing obligations	$8,800,000	$10,725,000

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”). The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay off all of the Company’s outstanding long term debt obligations. The Credit Facility matures on December 10, 2018, is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which will be determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin was 5.00% until July 1, 2014, when the first quarterly pricing change took effect. The interest rate on the borrowing as of January 31, 2015, is 4.157%. In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

As of January 31, 2015, principal reductions due on the Credit Facility are as follows:

February 1, 2015 – January 31, 2016	$-
February 1, 2016 – January 31, 2017	$1,150,000
February 1, 2017 – January 31, 2018	$1,900,000
February 1, 2018 – December 10, 2018	$5,750,000

As of January 31, 2015, we prepaid $2,350,000 of principal reductions. Per the Credit Agreement, we have the right to re-borrow these prepaid funds.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios commencing as of the fiscal quarter ending April 30, 2014, including a maximum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of January 31, 2015.

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

In August 2014, we completed installation of computer hardware and related software. We financed the acquisition by signing a three year capital lease with the company we purchased the equipment from. We financed $38,282 which is scheduled to be repaid in 36 equal monthly installments. At the end of the lease period we have the option to acquire the equipment for a nominal amount. As of January 31, 2015, we have repaid $10,590. The remaining balance of the capital lease obligation is included in other current and long-term liabilities.

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

On January 17, 2014, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month beginning with February 10, 2014 until the maturity date of the Credit Facility. As of January 31, 2015, the Company had one outstanding interest rate swap with MOOB with a notional amount of $5,575,000 at a swap rate of 1.52%, which as of January 31, 2015, effectively converts $5,575,000 of our floating-rate debt to a synthetic fixed rate of 5.52%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of January 31, 2015 is set at 0.16675%.

The Company will not designate the interest rate swap as a cash flow hedge and the interest rate swap will not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value will be recorded in our Consolidated Statements of Operations.

As required by ASC 815, on a quarterly basis, the Company will assess whether any changes to the hedge instrument, or underlying debt agreement, have occurred which would alter the original designation of the hedge instrument. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. As a result of our evaluation of our interest rate swap as of January 31, 2015, we recorded a $35,383 and $37,729 decrease, in our interest rate swap fair value for the three and nine months ended January 31, 2015, respectively. As of January 31, 2015, our interest rate swap fair value is a $96,081 liability which is included in other long-term liabilities on the consolidated balance sheet.

Note 7. Income Taxes

For the three months ended January 31, 2015 and 2014, our effective income tax rates were a 34.6% expense and a 24.6% benefit, respectively. For the nine months ended January 31, 2015 and 2014, our overall income tax rates were a 32.6% expense and a 25.2% benefit, respectively. The higher effective tax rate for the nine month period ended January 31, 2014 was primarily due to prior year return to provision adjustments.

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

A summary of activity under our share-based payment plans for the nine months ended January 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2014	800,000	$1.09
Granted	200,000	$1.23
Exercised	(15,000)
Forfeited or expired	-
Outstanding at January 31, 2015	985,000	$1.12	7.01	$161,200

Exercisable at January 31, 2015	785,000	$1.09	6.35	$161,200

Available for grant at January 31, 2015	675,000

The weighted-average grant-date fair value of options granted during the nine months ended January 31, 2015 was $1.23. There were 15,000 stock options exercised during the nine months ended January 31, 2015. As of January 31, 2015, there was a total of $185,403 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average of approximately 1.63 years.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of January 31, 2015, approximately 390,700 shares were issued to 142 participants under the 2010 Plan.

Note 9.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2015	2014	2015	2014
Numerator:
Basic and Diluted:
Net income available to common shareholders	$448,108	$(203,038)	$1,218,205	$(198,108)

Denominator:
Basic weighted average number of common shares outstanding	16,225,562	16,136,485	16,212,916	16,115,311
Dilutive effect of common stock options and warrants	285,807	-	161,937	-

Diluted weighted average number of common shares outstanding	16,511,369	16,136,485	16,374,853	16,115,311

Net income (loss) per common share - basic	$0.03	$(0.01)	$0.08	$(0.01)
Net income (loss) per common share - diluted	$0.03	$(0.01)	$0.07	$(0.01)

For the nine months ended January 31, 2015 and January 31, 2014, potential dilutive common shares issuable under options of 440,000 and 694,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 10.   Segment Reporting

We have three business segments (i) Washington Gold, (ii) South Dakota Gold, and (iii) Corporate. For the three and nine month periods ended January 31, 2015 and January 31, 2014, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses.

Summarized financial information for our reportable segments is shown in the following table. The Corporate column includes corporate-related items, results of insignificant operations, and segment loss and income and expenses not allocated to other reportable segments.

	As of and for the Three Months Ended January 31, 2015
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$14,356,584	$1,446,706	$1,000	$15,804,290
Casino and food and beverage expense	7,530,353	1,338,479	-	8,868,832
Marketing and administrative expense	4,189,728	66,615	-	4,256,343
Facility and other expenses	550,773	56,368	676,808	1,283,949
Depreciation and amortization	369,544	181,270	3,096	553,910
Segment operating income (loss)	1,716,186	(196,026)	(678,904)	841,256
Segment assets	10,477,077	812,547	18,944,536	30,234,160
Additions to property and equipment	70,667	16,896	-	87,563

	As of and for the Three Months Ended January 31, 2014
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$13,265,970	$1,492,819	$2,078	$14,760,867
Casino and food and beverage expense	7,281,343	1,421,202	-	8,702,545
Marketing and administrative expense	3,936,401	81,376	-	4,017,777
Facility and other expenses	520,021	30,883	639,253	1,190,157
Depreciation and amortization	392,807	170,345	1,878	565,030
Segment operating income (loss)	1,135,398	(210,987)	(646,465)	277,946
Segment assets	12,341,375	2,041,298	17,771,357	32,154,030
Additions to property and equipment	37,283	6,480	14,022	57,785

	As of and for the Nine Months Ended January 31, 2015
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$41,417,439	$6,665,147	$2,848	$48,085,434
Casino and food and beverage expense	22,253,862	5,800,486	-	28,054,348
Marketing and administrative expense	12,299,455	207,926	-	12,507,381
Facility and other expenses	1,659,950	117,490	1,822,382	3,599,822
Depreciation and amortization	1,109,336	526,161	8,068	1,643,565
Segment operating income (loss)	4,094,836	13,084	(1,827,602)	2,280,318
Segment assets	10,477,077	812,547	18,944,536	30,234,160
Additions to property and equipment	354,169	268,169	43,618	665,956

	As of and for the Nine Months Ended January 31, 2014
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$39,533,582	$7,275,382	$7,070	$46,816,034
Casino and food and beverage expense	21,850,051	6,258,147	-	28,108,198
Marketing and administrative expense	12,184,758	234,803	-	12,419,561
Facility and other expenses	1,540,676	94,699	1,909,521	3,544,896
Depreciation and amortization	1,177,552	510,516	4,186	1,692,254
Segment operating income (loss)	2,780,545	177,217	(1,922,566)	1,035,196
Segment assets	12,341,375	2,041,298	17,771,357	32,154,030
Additions to property and equipment	152,632	66,290	14,022	232,944

Reconciliation of reportable segment assets to our consolidated totals is as follows:

January 31, 2015
Total assets for reportable segments	$30,234,160
Cash and restricted cash not allocated to segments	8,988,506
Deferred tax asset	3,862,482
Total assets	$43,085,148

Note 11.   Commitments and Contingencies

As a result of acquiring facilities in Washington and South Dakota and our commitment to lease office space for our corporate headquarters in Las Vegas, Nevada, as of January 31, 2015, we have future annual minimum lease payments as follows:

Period	Corporate Office Lease Payment	Washington Gold Lease Payment	South Dakota Gold	Total Lease Payment

February 2015-January 2016	$51,335	$2,997,966	$55,200	$3,104,501
February 2016-January 2017	47,554	2,591,010	55,200	2,693,764
February 2017-January 2018	-	1,769,153	-	1,769,153
February 2018-January 2019	-	1,729,830	-	1,729,830
February 2019-January 2020	-	1,300,896	-	1,300,896
Thereafter	-	2,627,260	-	2,627,260
	$98,889	$13,016,115	$110,400	$13,225,404

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

Note 12. Goodwill and Intangible Assets

In connection with our acquisitions of the of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, as well as the South Dakota Gold slot route on January 27, 2012, we have goodwill and intangible assets of $20,945,436, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangible assets for the nine months ended January 31, 2015 is as follows:

	Total	Goodwill	Other intangible assets, net
Balance as of April 30, 2014	$21,857,750	$16,103,583	$5,754,167
Current year amortization	(912,314)	-	(912,314)
Balance as of January 31, 2015	$20,945,436	$16,103,583	$4,841,853

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.

Goodwill and net other intangible assets by segment as of January 31, 2015 are as follows:

	Total	Goodwill	Other intangible assets, net
Washington Gold	$17,991,538	$14,167,112	$3,824,426
South Dakota Gold	2,565,043	1,936,471	628,572
Corporate	388,855	-	388,855
Balance as of January 31, 2015	$20,945,436	$16,103,583	$4,841,853

A summary of intangible assets and accumulated amortization as of January 31, 2015 are as follows. State gaming registration and trade names are not amortizable:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,853,321	$(5,262,323)	$2,590,998
Non-compete agreements	1,269,000	(1,269,000)	-
State gaming registration	388,855	-	388,855
Trade names	1,862,000	-	1,862,000
Total	$11,373,176	$(6,531,323)	$4,841,853

The weighted average useful lives of acquired intangibles related to customer relationships and non-compete agreements are 7.0 years and 3.0 years, respectively.  The weighted average useful life of amortizable intangible assets in total is 5.5 years. The estimated future annual amortization of intangible assets, which excludes trade names and state gaming registration, is as follows:

Period	Amount
February 2015-January 2016	$1,121,903
February 2016-January 2017	823,290
February 2017-January 2018	458,699
February 2018-January 2019	187,106
Total	$2,590,998

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

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2015 AND JANUARY 31, 2014

Net revenues. Net revenues increased year over year for all revenue reporting categories at $15,804,290 versus $14,760,867, for the three month period ended January 31, 2015, compared to the same period ended January 31, 2014. Washington revenues were up $1,090,614, or 8.2%, due to increased drop and a relatively normal hold percentage as compared to prior year’s slightly below average hold percentage. South Dakota revenues decreased $46,112, or 3.1%, due to fewer units in operation and lower handle. Casino revenue increased $1,011,191, making up 96.9% of the increase.

Total operating expenses. Total operating expenses increased 3.3%, to $14,963,034 from $14,482,921, for the three month period ended January 31, 2015, compared to the same period ended January 31, 2014. Casino expenses increased $97,632, or 1.3%, when compared to the same period last year primarily due to payroll and gaming taxes. Food and beverage expenses increased $68,655, or 5.2%, when compared to the same period last year primarily due to increased wages and cost of goods sold. Marketing and administrative expenses increased $238,566, or 5.9%, year over year primarily due to payroll and related costs. Facilities, corporate, depreciation and amortization and, other expenses remained relatively flat when compared to the same period last year.

Interest income (expense) and interest rate swap. Interest expense and amortization of loan issue costs decreased $156,788, or 51.7%, for the three month period ended January 31, 2015, compared to the three month period ended January 31, 2014. The decrease resulted from the reduction of outstanding debt since January 31, 2014, and the refinancing of all remaining debt in December 2013 (see Note 5 of our Consolidated Financial Statements). Interest income decreased $4,175 for the three month period ended January 31, 2015, compared to the three month period ended January 31, 2014, which was related to interest earned on notes receivables based on note terms. We recorded a $35,383 decrease of the fair value of the interest rate swap we were required to enter into as a result of refinancing our debt in December 2013, whereas we did not have any swaps during the three months ended January 31, 2014.

Income Taxes. For the three months ended January 31, 2015 and January 31, 2014, our effective income tax rates were a 34.6% expense and a 24.6% expense, respectively, compared to the federal statutory rate of 34%. The higher effective tax rate for the three month period ended January 31, 2014 was primarily due to prior year return to provision adjustments.

Net income. Net income was $448,108 compared to a $203,038 loss for the three month periods ended January 31, 2015 and January 31, 2014, respectively. The increase is primarily a result of the $1,043,427 increase in net revenues and a $156,788 decrease in interest expense and amortization of loan issue costs offset by $480,113 increase in operating expenses and $312,944 increase in income tax expense. Also, the prior year’s quarterly net income was reduced by the $283,550 loss on extinguishment of debt.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2015 AND JANUARY 31, 2014

Net revenues. Net revenues increased $1,269,400, or 2.7%, for the nine month period ended January 31, 2015 compared to the nine month period ended January 31, 2014. Revenues in Washington increased $1,883,856 primarily due to increased drop while revenues in South Dakota decreased $610,233 due to fewer gaming units and a decrease in win per unit. Casino revenues increased $1,161,872, or 2.8%. Food and beverage revenues increased $125,485, or 1.7%, primarily due to increased patron counts at our Washington properties which resulted in additional cash sales of $74,941 and additional complementary sales of $50,544.

Total operating expenses. Total operating expenses increased $24,278, or 0.1%, for the nine month period ended January 31, 2015, compared to the nine month period ended January 31, 2014. Casino expenses decreased $265,888, or 1.1%, when compared to the same period last year primarily due to reduced commissions in South Dakota due to the lower revenues as a result of the reduced number of gaming devices. Food and beverage expenses increased $212,038, or 5.5%, when compared to the same period last year primarily due to increased cost of goods sold. Marketing and administrative, facilities, corporate, depreciation and amortization and, other expenses remained relatively flat when compared to the same period last year.

Interest income (expense) and interest rate swap. Interest expense and amortization of loan issue costs decreased $653,664, or 56.0%, for the nine month period ended January 31, 2015, compared to the nine month period ended January 31, 2014. The decrease resulted from the reduction of outstanding debt since October 31, 2013, and the refinancing of all remaining debt in December 2013 (see Note 5 of our Consolidated Financial Statements). Interest income decreased $11,144 for the nine month period ended January 31, 2015, compared to the nine month period ended January 31, 2014, which was related to interest earned on notes receivables based on note terms. We recorded a $37,729 decrease of the fair value of the interest rate swap we were required to enter into as a result of refinancing our debt in December 2013, whereas we did not have any swaps during the three months ended January 31, 2014.

Income Taxes. For the nine months ended January 31, 2015 and January 31, 2014, our effective income tax rates were a 32.6% expense and a 25.2% benefit, respectively, compared to the federal statutory rate of 34%. The higher effective tax rate for the nine month period ended January 31, 2014 was primarily due to prior year return to provision adjustments.

Net income. Net income was $1,218,205 compared to a $198,108 loss for the nine month periods ended January 31, 2015 and January 31, 2014, respectively. The increase is primarily a result of the $1,161,872 increase casino revenue and the $653,664 reduction of interest expense and amortization of loan issue costs, offset by a $709,611 increase in income tax expense. Also, the prior year net income was reduced by the $283,550 loss on extinguishment of debt.

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

The following table shows adjusted EBITDA by segment for the three months ended January 31, 2015 and January 31, 2014:

	For the three months ended January 31, 2015

	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$15,474,225	$1,451,587	$1,000	$16,926,812
Less promotional allowances	(1,117,642)	(4,880)	-	(1,122,522)
Net revenues	14,356,583	1,446,707	1,000	15,804,290

Expenses:	12,268,951	1,436,881	633,015	14,338,847

Adjusted EBITDA	$2,087,632	$9,826	$(632,015)	$1,465,443

	For the three months ended January 31, 2014
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$14,348,330	$1,498,344	$2,078	$15,848,752
Less promotional allowances	(1,082,360)	(5,525)	-	(1,087,885)
Net revenues	13,265,970	1,492,819	2,078	14,760,867

Expenses:	11,734,945	1,532,650	623,970	13,891,565

Adjusted EBITDA	$1,531,025	$(39,831)	$(621,892)	$869,302

The following table shows adjusted EBITDA by segment for the nine months ended January 31, 2015 and January 31, 2014:

	For the nine months ended January 31, 2015

	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$44,653,327	$6,680,528	$2,848	$51,336,703
Less promotional allowances	(3,235,889)	(15,380)	-	(3,251,269)
Net revenues	41,417,438	6,665,148	2,848	48,085,434

Expenses:	36,209,169	6,084,760	1,732,918	44,026,847

Adjusted EBITDA	$5,208,269	$580,388	$(1,730,070)	$4,058,587

	For the nine months ended January 31, 2014
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$42,707,443	$7,296,167	$7,070	$50,010,680
Less promotional allowances	(3,173,861)	(20,785)	-	(3,194,646)
Net revenues	39,533,582	7,275,382	7,070	46,816,034

Expenses:	35,562,574	6,582,489	1,806,260	43,951,323

Adjusted EBITDA	$3,971,008	$692,893	$(1,799,190)	$2,864,711

The following table reconciles adjusted EBITDA to net income for the three months ended January 31, 2015 and January 31, 2014:

Adjusted EBITDA reconciliation to net income:

	For the three months ended
	January 31, 2015	January 31, 2014

Net income (loss)	$448,108	$(203,038)
Add:
Net interest expense and change in swap fair value	152,847	270,077
Income tax expense (benefit)	240,301	(72,643)
Depreciation and amortization	553,910	565,030
Loss on extinguishment of debt	-	283,550
Stock options amortization and employee stock purchases	43,794	15,282
Loss on sale of assets	24,613	7,412
Deferred rent amortization	1,870	3,632
Adjusted EBITDA	$1,465,443	$869,302

The following table reconciles adjusted EBITDA to net income for the nine months ended January 31, 2015 and January 31, 2014:

Adjusted EBITDA reconciliation to net income:

	For the nine months ended
	January 31, 2015	January 31, 2014

Net income (loss)	$1,218,205	$(198,108)
Add:
Net interest expense and change in swap fair value	461,443	1,066,234
Income tax expense (benefit)	593,131	(116,480)
Depreciation and amortization	1,643,565	1,692,254
Stock options amortization and employee stock purchases	88,937	46,301
Loss on sale of assets	41,700	15,929
Impairments/Write offs	-	56,959
Loss on extinguishment of debt	-	283,550
Deferred rent amortization	4,067	18,072
Write off of marketable securities	7,539	-
Adjusted EBITDA	$4,058,587	$2,864,711

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 31, 2015 and January 31, 2014:

	Nine Months Ended
	January 31,	January 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$3,576,429	$928,926
Investing activities	$(356,049)	$(97,292)
Financing activities	$(3,504,701)	$(1,868,736)

Operating activities. Net cash provided by operating activities during the nine month period ended January 31, 2015 increased by $2,647,503 over the comparable period in the prior fiscal year. This increase mainly resulted from a $1,269,400 increase in revenues and a $496,321 decrease in cash paid for interest, as well as an decrease in working capital.

Investing activities. Net cash used in investing activities during the nine month period ended January 31, 2015 increased by $258,757 over the comparable period in the prior fiscal year due to the $347,542 increase in purchases of property and equipment offset by a $93,234 increase of proceeds collected from notes receivable.

Financing activities. Net cash used in financing activities during the nine month period ended January 31, 2015 increased $1,635,965 over the comparable period in the prior fiscal year. The increase mainly resulted from paying down additional debt.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- new management contracts;

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

On January 31, 2015, outstanding indebtedness was $8,800,000. Our next principal reduction is due June 30, 2016.

As of January 31, 2015, principal payments on the Credit Facility are as follows:

February 1, 2015 – January 31, 2016	$-
February 1, 2016 – January 31, 2017	$1,150,000
February 1, 2017 – January 31, 2018	$1,900,000
February 1, 2018 – December 10, 2018 (date of maturity)	$5,750,000

On January 31, 2015, excluding restricted cash of $1,533,842, we had cash and cash equivalents of $7,454,664. The restricted cash consists of funds for player supported jackpots.

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

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. The table below shows that, as of January 31, 2015, we have a 2.8 ratio, which is sufficient to service debt and maintain operations.

Current Ratio as of
January 31, 2015
Current Assets	$11,241,603
Current Liabilities	$4,037,346
Current Ratio	2.8

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of January 31, 2015.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 17, 2015

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier
.	Chief Financial Officer
(Principal Financial Officer)

