Form 10-K
period 2015-04-30
NEVADA GOLD & CASINOS INC
filed 2015-07-27
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for fiscal year ended April 30, 2015
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

☐ Yes ☒ No

As of October 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $1.18, as reported on the NYSE MKT Stock Exchange, was $18,818,059.

As of July 15, 2015, the registrant had 17,219,928 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 30, 2015 are incorporated by reference into Part III of this report.

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

We operate a portfolio of ten mini-casinos in Washington State (“Washington Gold”) which include restaurants, bars and approximately 140 table games. We acquired these operations in three separate transactions between 2009 and 2011. In 2012, we acquired all of the shares of A.G. Trucano, Son and Grandsons, Inc. (“South Dakota Gold”), a slot machine route operation in Deadwood, South Dakota consisting of approximately 750 slot machines in 16 locations.

We own approximately 268 acres of undeveloped land near Blackhawk, Colorado which is currently held for sale.

We sold the Colorado Grande Casino in 2012 for $3.1 million and have a note receivable from the buyer with a balance of $1.7 million as of April 30, 2015.

We report our operations in four segments: Washington Gold, South Dakota Gold, Corporate and assets held for sale. For a summary of financial information concerning these four segments, please refer to the information provided in Segment Reporting footnote in our consolidated financial statements.

Objective and Strategies

Our primary business objective is to increase returns to shareholders through appreciation in the value of our common shares. To achieve this objective, we intend to grow our assets and our earnings by following three business strategies:

-	enhancing the return from, and the value of, the gaming properties in which we own interests;
-	acquiring or developing additional gaming properties; and
-	assisting in finding financing, developing and/or managing of, or providing consulting services to, gaming projects and operating properties.

Current Casino Operations

Washington Gold – Washington State

On May 12, 2009, we acquired three mini-casinos in the state of Washington for $15.75 million. The transaction was funded with available cash and $4.0 million note issued to the sellers. The three mini-casinos are Crazy Moose Casino in Pasco, Coyote Bob's Casino in Kennewick, and Crazy Moose Casino in Mountlake Terrace. We believe that Crazy Moose Casino in Mountlake Terrace attracts customers from the greater Seattle area whereas Crazy Moose Casino in Pasco and Coyote Bob’s Casino, located in the southeast region of Washington State, attract customers from Walla Walla, southeastern Washington and northeastern Oregon.

On July 23, 2010, we acquired six additional mini-casinos and a related administrative center, for $11.07 million, which was funded with $6.0 million in cash and $5.07 million financed by the prior owner’s senior debt holder. These locations were acquired through bankruptcy proceedings. The six mini-casinos are Silver Dollar Casinos in SeaTac, Renton, and Bothell, Golden Nugget Casino in Tukwila, Club Hollywood Casino in Shoreline, and Royal Casino in Everett. All of the properties are located in the Seattle area, and we believe that these casinos attract customers from the greater Seattle area and western Washington.

On July 18, 2011, we acquired the Red Dragon in Mountlake Terrace, Washington for $1.25 million. This transaction was financed with $400,000 in cash, $500,000 in our common stock and $350,000 in two promissory notes payable to the seller. We believe that this location attracts customers from the Seattle area and western Washington.

With these three acquisitions we have become the largest operator of mini-casinos in the state of Washington with ten such facilities, which represents approximately 20% of the state's active mini-casinos. Each location includes a full service restaurant, a bar and a maximum of 15 table games. In addition to Player Banked Poker, the table games offered include Blackjack, Pai Gow poker, Baccarat, Spanish 21, Blackjack-Double Action, Ultimate Hold’em, Three and Four Card Poker and High Card Flush. New games are frequently introduced and traditional “pull tabs” are also allowed. Our combined Washington operations provide approximately 140 table games and employ approximately 1,100 people.

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

South Dakota Gold is a slot machine route operator that has been in business since the legalization of gaming in South Dakota in 1989. As of April 30, 2015, we operate approximately 750 slot machines in approximately 16 locations in Deadwood, South Dakota, which represents about 22% of the total number of slot machines in that market. Deadwood is a town of 1,300 residents located in Black Hills, in the southwest corner of South Dakota. Deadwood attracts over a million visitors each year and is a one hour drive from Mount Rushmore and 40-minute drive from Rapid City, South Dakota. Initiated in 1989, Deadwood was the third jurisdiction in the United States to host legalized gambling. Our South Dakota operations employ approximately 26 people.

Colorado Land

Through our wholly-owned subsidiary, Gold Mountain Development, LLC, we own approximately 268 acres of undeveloped land in the vicinity of Black Hawk and Central City, Colorado. Our evaluation of the carrying value of our long-lived assets for sale led us to conclude that there was an impairment of our vacant land asset adjacent to the city of Black Hawk, Colorado, and accordingly, we recorded a pre-tax non-cash charge of $2.3 million to our operating results during the period ended April 30, 2012. The $2.3 million expense was based on an appraisal of the land, which used a market approach, and other external data related to mineral rights, which in the aggregate estimated the value of the land at $1.1 million resulting from the general downturn in vacant Colorado land held for development. In November 2012, the land was reappraised for $1.1 million. This acreage is currently held for sale. On April 8, 2013, we signed a one year option agreement, with two one year extensions, with Clear Creek County Development Company, LLC (“CCC”) to sell the land for an initial sale price of $1.1 million plus $118 per day after April 8, 2013. The cost of the option is equal to one-half of the annual property taxes of approximately $10,000. In April 2015, CCC exercised their right to extend the option agreement for one final year under the same terms.

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

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

We have a note receivable for $4 million from B. V. Oro, LLC from the 2008 sale of our 40% interest in Buena Vista Development Company, LLC. The receivable was fully reserved in 2012.

Big City Capital, LLC

In 2004, we advanced $3.2 million to Big City Capital, LLC for the development of gaming/entertainment projects. The receivable was fully reserved as of 2012.

Regulation and Licensing

Washington

The gaming legislation in Washington State is codified in chapter 9.46 of the Revised Code of Washington (“RCW”) which stipulates the Washington State Gambling Commission (the “WA Gambling Commission”) to be the regulator of gambling activities in this state.  The WA Gambling Commission enforces its authority through an extensive set of rules and regulations promulgated in Title 230 of the Washington Administrative Code.  The state of Washington allows certain gambling activities, such as amusement games, bingo, raffles, punch boards, pull-tabs, card-rooms, and public card games.  In order to be considered legal, these activities must be operated by either non-profit organizations or by commercial food and drink establishments.  Some activities may be operated solely by non-profit organizations, such as raffles.  Some traditional casino games, such as craps, roulette and keno, are prohibited.  House-banked card-rooms have been authorized in Washington State since 1997 and, under current law, each establishment is allowed to have up to 15 tables offering games, such as Blackjack, Ultimate Texas Hold’em, Three Card Poker, Four Card Poker, Spanish Poker, Baccarat, Texas Shootout, Spanish 21, Pai Gow Poker, and others.  The law allows both player-sponsored and house-banked card-rooms.  The Washington Gambling Commission allows a maximum $300 table game wager for house-banked card-rooms. In addition, these establishments are allowed to be open 24 hours per day, provided they close for at least four continuous hours two times per week.

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

South Dakota

Gaming in South Dakota began in November 1989 and is presently authorized within the city of Deadwood. The gaming legislation is codified in Chapter 42-7B of the South Dakota Codified Laws as well as Article 20:18 of the South Dakota Legislature Administrative Rules (collectively, the “SD Regulations”) and is regulated by the South Dakota Commission on Gaming (the “SD Gaming Commission”). The SD Regulations allow gambling activities to be conducted at bars and taverns, including slot machines and limited card games, such as Blackjack and Poker and beginning in July 2015, Roulette, Craps and Keno. The SD Regulations limit each licensed location to have a maximum of 30 slot machines. The current tax rate is 9% of the adjusted gross gaming revenues in addition to an annual fee of $2,000 for each licensed gaming device located in a licensed location. In order to operate our slot route business in this state, we are required to hold Operator and Route Operator licenses issued by the SD Gaming Commission.

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

Nevada

Upon the recommendation of the Nevada Gaming Control Board (the “NV Gaming Board”), on January 26, 2012, the Nevada Gaming Commission (the “NV Gaming Commission” and, collectively with the NV Gaming Board, the “NV Gaming Authorities”) approved our application for registration as a publicly-traded corporation submitted in connection with an acquisition of a 1% interest in the Nugget, a non-restricted gaming licensee located in Reno, Nevada, by our wholly-owned subsidiary, Nevada Gold Speedway, LLC (“NG Speedway”). Our acquisition of equity in the Nugget required us to file the application. In connection therewith, we, NG Speedway, and certain of our key employees and directors were found suitable by the NV Gaming Authorities. We took this action to accelerate future Nevada acquisitions or management contracts. In May 2013, as permitted by the agreement, the Heaney Trust exercised its right to repurchase our 1% ownership of The Nugget for $1,000. As a result we were licensed in Nevada and remain registered with the Nevada Gaming Control Board as a publicly traded corporation that has been found suitable.

The ownership and operation of gaming establishments in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “NGCA”). A finding of suitability is comparable to licensing and it requires submission of detailed personal and financial information followed by a thorough investigation. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may jeopardize an already issued license or applicant’s license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

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

Corporations registered with the NV Gaming Commission may not make a public offering of any securities without the prior approval of the NV Gaming Authorities if the securities or the proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar purposes. An approval, if given, does not constitute a finding, recommendation, or approval by the NV Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities, and any representation to the contrary is unlawful.

Because we are involved in gaming activities outside Nevada, we are required to deposit with the NV Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay for the expenses of investigation by the NV Gaming Board of our participation in gaming in other jurisdictions. The revolving fund is subject to increase or decrease at the discretion of the NV Gaming Commission. Upon our registration and finding of suitability, we are also required to comply with certain other requirements imposed by the NGCA, including reporting requirements.

We currently do not operate any gaming establishment in Nevada. Please see Subsequent Events footnote in our consolidated financial statements.

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

Employees

As of April 30, 2015, we employed approximately 1,140 people.

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

Our success is largely dependent upon the efforts and skills of our key executive officers. The loss of the services of any key executive officer could have a material adverse effect on us. There can be no assurance that we would be able to attract and hire suitable replacements in the event of any such loss of services. We currently have employment agreements with our President/Chief Executive Officer, our Vice President/Chief Financial Officer, our Vice President/Chief Compliance Officer and our Vice President/Washington Operations.

Indebtedness could adversely affect our financial health.

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”). The maturity date of the Credit Facility is December 10, 2018, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. At April 30, 2015, outstanding indebtedness was $7,350,000.

As of April 30, 2015, scheduled principal payments on the Credit Facility are as follows:

May 1, 2015 – April 30, 2016	$-
May 1, 2016 – April 30, 2017	$175,000
May 1, 2017 – April 30, 2018	$1,925,000
May 1, 2018 – December 10, 2018	$5,250,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios commencing as of the fiscal quarter ending April 30, 2015, such as a minimum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio no less than 1.15 to 1.00.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

As a result of acquiring facilities in Washington, we own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick. In addition we have real property leases as follows:

Washington Gold Casinos.

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires in May of 2016 with an option to renew for an additional term of five years.
•	Crazy Moose Casino in Pasco has a parking lot lease which is leased on a monthly basis.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2022 with an option to renew for two additional terms of 5 years.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2022 with options to renew for up to three additional five-year terms.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2015 with an option to renew for an additional term of 10 years.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms.
•	Administrative offices lease in Renton expires in October of 2018.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms.

South Dakota Gold. We have an administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term.

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, LLC, we own approximately 268 acres of undeveloped land in the vicinity of Black Hawk, Colorado. The land is valued at $1.1 million and is classified as real estate held for sale in the consolidated balance sheets at April 30, 2015 and April 30, 2014.

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

Office Lease. We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on February 1, 2017.

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

	Fiscal Year Ended
	April 30, 2015		April 30, 2014
	High	Low	High	Low

First Quarter	$1.25	$0.99	$1.30	$0.86
Second Quarter	$1.27	$1.12	$1.27	$0.91
Third Quarter	$1.34	$1.20	$1.50	$0.92
Fourth Quarter	$1.81	$1.20	$1.50	$1.10

Holders of Common Stock

As of June 30, 2015, we had approximately 3,636 holders of our common stock, which includes the number of record holders and participants in security position listings.

Dividends

We have not paid any dividends and our current policy is to retain earnings to provide for our growth and repayment of debt. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2015 including the 2009 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan, as amended, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)

Equity Compensation Plans Approved by Security Holders	895,000	$1.08	685,000
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	895,000	$1.08	685,000

Recent Sales of Unregistered Securities

During the years ended April 30, 2015 and April 30, 2014, we did not sell any shares.

Issuer Purchases of Equity Securities

During the years ended April 30, 2015 and April 30, 2014, we did not repurchase any shares.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our consolidated financial statements and Notes thereto contained in Item 8 herein. Management is of the opinion that inflation and changing prices will have little, if any, effect on our consolidated financial position or results of our operations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates involve the use of assumptions, estimates and/or judgments in the preparation of our consolidated financial statements. An accounting estimate is an approximation made by management of a financial statement element, item or account in the consolidated financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our consolidated financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in Item 8 of this report. We have discussed the development and selection of our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors and have identified the following critical accounting policies for the current fiscal year.

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

Goodwill, Other Intangible Assets, and Other Long-Lived Assets

In connection with our acquisitions of the ten Washington mini-casinos from May 12, 2009 to July 18, 2011, and the acquisition of the South Dakota Gold slot route operation in South Dakota on January 27, 2012, we have goodwill and identifiable intangible assets of $20.7 million, net of amortization. Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting unit level, which is the same as our operating segments. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming operations.

Long-lived assets, including property, plant and equipment and amortizable intangible assets also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying value of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For property held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts and notes receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. We make advances to third parties under executed promissory notes for project costs related to the development of gaming and entertainment properties. Due diligence is conducted by our management with the assistance of legal counsel prior to entering into arrangements with third parties to provide financing in connection with their efforts to secure and develop the properties. Repayment terms are largely dependent upon the operating performance of each opportunity for which the funds have been loaned. Interest income is not accrued until it is reasonably assured that the project will be completed and that there will be sufficient profits from the facility to cover the interest to be earned under the respective note. If projected cash flows are not sufficient to recover amounts due, the note is evaluated to determine the appropriate discount to be recorded on the note for it to be considered a performing note. If the note is performing, interest is recorded using the effective interest method based on the value of the discounted note balance. See the Notes Receivable footnote in our consolidated financial statements.

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

	Fiscal Year Ended
	April 30, 2015	April 30, 2014
Food and beverage	$3,198,214	$3,079,963
Other	146,148	142,350
Total cost of complimentary services	$3,344,362	$3,222,313

Accrued Jackpot Liability

We accrue slot jackpot liability as games are played under a matching concept of coin-in. In addition, as of April 30, 2015 and April 30, 2014, we also maintained approximately $1,755,000 and $1,389,000, respectively, in player-supported jackpot accrued liability. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

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

Accrued Contingent Liability

We assess our exposure to loss contingencies including legal matters. If a potential loss is justified, probable, able to be quantified, and material, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2015 and 2014, we did not record any accrued litigation liability.

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

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of April 30, 2015 we had two notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and one is for the sale of the Colorado Grande Casino. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

Stock-Based Compensation

Compensation cost for stock options granted are based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant and using the weighted-average assumptions of (i) expected volatility, (ii) expected term, (iii) expected dividend yield, (iv) risk-free interest rate and (v) forfeiture rate. Expected volatility is based on historical volatility of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award.

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming facilities. Our gaming facility operations are located in the United States of America (the “U.S.”), specifically in the states of Washington and South Dakota. On May 12, 2009, we acquired three mini-casinos in Washington State. On July 23, 2010, we acquired six additional mini-casinos and, on July 18, 2011, we acquired one more mini-casino in Washington State. On January 27, 2012, we acquired all of the shares of South Dakota Gold, a slot machine route operation in Deadwood, South Dakota. Our business strategy will continue to focus on gaming projects with a continued emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and profitability can be expected to increase. Our net revenues from operations were $64.3 million and $62.8 million for the fiscal years April 30, 2015 and 2014, respectively.

Comparison of Fiscal Years Ended April 30, 2015 and April 30, 2014

Net revenues. Net revenues increased 2.4%, to $64.3 million from $62.8 million, for the fiscal year ended April 30, 2015 compared to the fiscal year ended April 30, 2014. Casino revenues increased 2.5%, or $1.4 million, primarily due to improved general economic conditions resulting in increased play at our Washington properties. Food and beverage, net of promotional allowances, increased by $0.1 million or 2.2% due to the increased customer counts.

Total operating expenses. Total operating expenses increased 0.9% to $61.1 million from $60.5 million, for the fiscal year ended April 30, 2015, compared to the fiscal ended April 30, 2014. Casino expenses decreased $0.3 million, or 0.9%, primarily resulting from decreased commissions, royalty fees and device taxes paid on our slot route. Food and beverage expenses increased $0.3 million, or 5.3%, primarily from increased payroll and cost of inventory sold. Marketing and administrative expenses increased $0.5 million, or 3.2%, primarily from payroll and related costs and insurance cost as a result of the Affordable Care Act. Facility expenses increased $0.1 million, or 5.6%, primarily resulting from increased repairs and maintenance. Corporate expenses increased $0.1 million, or 2.5%, due to payroll and related expenses. Depreciation and amortization decreased $0.1 million, or 4.2%, primarily due to fixed assets becoming fulling depreciated and certain non-compete agreements becoming fulling amortized.

Interest income (expense). Interest expense decreased 50.7%, or $0.6 million, for the fiscal year ended April 30, 2015 compared to the fiscal year ended April 30, 2014. The decrease is primarily related to the reduction of outstanding debt since April 30, 2014 and the refinance in December of 2013. We recorded a $10,600 change in the fair value of the interest rate swap we were required to enter into as a result of refinancing, compared to $58,352 in the prior year. Amortization of loan issue costs was $151,864 and $232,391 for the fiscal years ended April 30, 2015 and April 30, 2014, respectively. The reduction resulted from higher loan costs related to our debt structure before our December 2013 refinancing.

Income taxes. The effective tax rates for the years ended April 30, 2015 and April 30, 2014, were 32.9% and 38.7%, respectively. The decrease in the year-to-date tax rate as of April 30, 2015, as compared to the same period of the prior year is primarily related to changes in the calculation of the FICA tip credit and prior year tax return to provision adjustments.

Net income. Net income was $1.8 million and $0.4 million for the fiscal years ended April 30, 2015 and April 30, 2014, respectively. The improvement of $1.4 million is primarily a result of the $1.0 million increase in operating income and the $1.0 million decrease in debt related expenses, offset by $0.6 million of increased tax expense.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, write-offs of project development costs, litigation charges, non-cash stock grants, non-cash employee stock purchase plan discounts, exclusion of income or loss from assets held for sale, and net losses/gains from asset dispositions. Adjusted EBITDA is not impacted by the slot and table games hold percentages compared to the prior year. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results, to compare to the performance of other companies that also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income or cash flow as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by operating unit:

	For the fiscal year ended April 30, 2015

	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$60,303,823	$8,411,637	$2,849	$68,718,309
Less promotional allowances	(4,346,986)	(21,770)	-	(4,368,756)
Net revenues	55,956,837	8,389,867	2,849	64,349,553
Expenses:
Total adjusted expenses	48,595,673	7,774,675	2,335,000	58,705,348

Adjusted EBITDA	$7,361,164	$615,192	$(2,332,151)	$5,644,205

	For the fiscal year ended April 30, 2014
	Washington Gold	South Dakota Gold	Corporate - Other	Total Continuing Operations
Revenues:
Gross revenues	$57,925,748	$9,195,102	$8,312	$67,129,162
Less promotional allowances	(4,261,796)	(59,972)	-	(4,321,768)
Net revenues	53,663,952	9,135,130	8,312	62,807,394
Expenses:
Total adjusted expenses	47,389,477	8,358,993	2,338,917	58,087,387

Adjusted EBITDA	$6,274,475	$776,137	$(2,330,605)	$4,720,007

Adjusted EBITDA reconciliation to net income:

	For the fiscal year ended
	April 30, 2015	April 30, 2014

Net Income	$1,807,077	$447,981
Adjustments:
Net interest expense	587,872	1,222,904
Income tax expense	885,819	282,758
Depreciation and amortization	2,168,003	2,263,499
Write downs and other charges	32,694	84,564
Deferred rent amortization	23,744	14,536
Stock option amortization	113,526	54,479
Employee stock purchase discount	7,331	7,384
Decrease in swap fair value	10,600	58,352
Write off of marketable securities	7,539	-
Loss on extinguishment of debt	-	283,550
Adjusted EBITDA	$5,644,205	$4,720,007

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the fiscal years ended April 30, 2015 and April 30, 2014:

	Fiscal Year Ended
	April 30, 2015	April 30, 2014
Cash provided by (used in):
Operating activities	$5,951,452	$3,343,316
Investing activities	$(306,950)	$(110,360)
Financing activities	$(4,841,817)	$(2,217,890)

Operating activities. Net cash provided by operating activities during the fiscal year ended April 30, 2015 increased $2.6 million compared to the same period in the fiscal year ended April 30, 2014. This increase resulted primarily from $0.9 million increase in EBITDA, a decrease in cash interest paid of $0.6 million and $1.1 million increase in operating assets and liabilities.

Investing activities. Net cash used in investing activities during the fiscal year ended April 30, 2015 increased $0.2 million compared to the same period in the fiscal year ended April 30, 2014. The increase of funds used primarily resulted from a net $0.3 million increase of property and equipment purchases.

Financing activities. Net cash used in financing activities was $4.8 million and $2.2 million for fiscal year ended April 30, 2015 and April 30, 2014, respectively. The activity for the year ended April 30, 2015 is primarily attributable to $5.0 million payment on the Credit Facility.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to future acquisitions;
-	cash flow from operations;
-	new management contracts;
-	working capital requirements;
-	obtaining debt financing; and
-	debt service requirements.

At April 30, 2015, outstanding indebtedness was $7,350,000, none of which is due by April 30, 2016.

As of April 30, 2015, scheduled principal payments on the Credit Facility are as follows:

May 1, 2015 – April 30, 2016	$-
May 1, 2016 – April 30, 2017	$175,000
May 1, 2017 – April 30, 2018	$1,925,000
May 1, 2018 – December 10, 2018	$5,250,000

On April 30, 2015, excluding restricted cash of $1,724,439, we had cash and cash equivalents of $8,541,670. The restricted cash consists of progressive liabilities and player supported jackpots.

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

Liquidity

The current ratio is an indication of a company's market liquidity and ability to meet creditor's demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3 for healthy businesses. If a company's current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then a company may have problems meeting its short-term obligations. As of April 30, 2015, we have a 2.72 current ratio, sufficient to service debt and maintain operations.

Indebtedness

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”).  The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay off all of the Company’s outstanding long term debt obligations. The Credit Facility, which matures on December 10, 2018, is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which is determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin was 3.50% until July 1, 2015, when the first quarterly pricing change took effect. In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios commencing as of the fiscal quarter ending April 30, 2015, including a maximum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio no less than 1.15 to 1.00.

The Company evaluated the refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments and evaluated the refinancing transaction on a lender by lender basis. As a result of this evaluation, the Company concluded the refinancing was an extinguishment of debt and recognized a loss on debt extinguishment of $283,550 for the year ended April 30, 2014, representing the write-off of unamortized debt issuance costs as of the date of the refinancing. In connection with the refinancing transaction, the Company paid $450,000 in fees and other costs in December 2013 which were capitalized and included in other assets on the consolidated balance sheet.

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

On January 17, 2014, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month beginning with February 10, 2014 until the maturity date of the Credit Facility. As of April 30, 2015, the Company had one outstanding interest rate swap with MOOB with a notional amount of $5,362,500 at a swap rate of 1.52%, which as of April 30, 2015, effectively converts $5,362,500 of our floating-rate debt to a synthetic fixed rate of 5.02%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the ISDA Confirmation, the initial floating index as of April 30, 2015 is set at 0.185%. The Company’s effective cash interest rate is approximately 4.2% at April 30, 2015.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our consolidated statements of operations.

As required by ASC 815, on a quarterly basis, the Company assesses whether any changes to the hedge instrument, or underlying debt agreement, have occurred which would alter the original designation of the hedge instrument. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Off-Balance Sheet Arrangements

None.

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

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects to adopt this guidance in the first quarter of fiscal 2016. Upon adoption, approximately $0.3 million in debt issuance costs which are currently included in other assets will be reclassified as a direct deduction from the related debt liabilities. The adoption will have no effect on the Company's results of operations.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. Management, including our CEO and CFO, has concluded that the internal control over financial reporting was effective as of April 30, 2015.

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

(a)(1) Financial Statements.

Included in Part II, Item 8 of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2015 and April 30, 2014

Consolidated Statements of Operations for fiscal years ended April 30, 2015 and April 30, 2014

Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2015 and April 30, 2014

Consolidated Statements of Cash Flows for fiscal years ended April 30, 2015 and April 30, 2014

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001 and incorporated herein by reference).

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002 and incorporated herein by reference).

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004 and incorporated herein by reference).

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference).

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A filed June 4, 1999, file no. 333-79867, and incorporated herein by reference).

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8 filed June 22, 2005, file no. 333-126027, and incorporated herein by reference).

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on April 14, 2009, file no. 333-158576, and incorporated herein by reference).

4.4	Nevada Gold & Casinos, Inc.’s 2010 Employee Stock Purchase Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on October 12, 2010, file no. 333-169892, and incorporated herein by reference).

10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.3(+)

Amended Employment Agreement dated August 1, 2014 by and between Michael P. Shaunnessy and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed August 1, 2014 and incorporated herein by reference).

10.4(+)

Employment Agreement dated November 1, 2014 by and between James Meier and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014 and incorporated herein by reference).

10.5(+)

Amended Employment Agreement dated January 20, 2015 by and between Victor H. Mena and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 21, 2015 and incorporated herein by reference).

10.6(+)

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

Nevada Gold & Casinos, Inc.

By:	/s/ James Meier
James Meier
Chief Financial Officer (Duly Authorized officer and Principal Financial and Accounting Officer)

Date: July 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s /WILLIAM J. SHERLOCK
William J. Sherlock	Chairman of the Board of Directors	July 27, 2015
/s/ WILLIAM G. JAYROE
William G. Jayroe	Director	July 27, 2015
/s/ FRANK CATANIA
Frank Catania	Director	July 27, 2015
/s/ FRANCIS M. RICCI
Francis M. Ricci	Director	July 27, 2015
/s/ WAYNE H. WHITE
Wayne H. White	Director	July 27, 2015
/s/ MICHAEL P. SHAUNNESSY	President and Chief Executive Officer
Michael P. Shaunnessy	(Principal Executive Officer)	July 27, 2015
/s/ JAMES Meier	VP and Chief Financial Officer (Principal
James Meier	Financial and Accounting Officer)	July 27, 2015
20

Index to Consolidated Financial Statements

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nevada Gold & Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. as of April 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide for a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Gold & Casinos, Inc. at April 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

July 27, 2015

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	April 30,	April 30,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$8,541,670	$7,738,985
Restricted cash	1,724,439	1,388,995
Accounts receivable, net of allowances	297,316	252,504
Prepaid expenses	845,505	829,228
Deferred tax asset, current portion	863,366	98,643
Notes receivable, current portion	384,464	332,973
Inventory and other current assets	377,625	344,686
Total current assets	13,034,385	10,986,014

Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	1,314,467	1,730,246
Goodwill	16,103,583	16,103,583
Identifiable intangible assets, net of accumulated amortization of $6,811,799 and $5,619,009 at April 30, 2015 and April 30, 2014, respectively	4,561,377	5,754,167
Property and equipment, net of accumulated depreciation
of $4,451,553 and $3,632,349 at April 30, 2015 and
April 30, 2014, respectively	3,990,791	4,289,178
Deferred tax asset, net of current portion	2,706,430	4,356,972
Other assets	331,980	486,466
Total assets	$43,143,013	$44,806,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,222,139	$985,017
Accrued payroll and related	1,581,557	973,328
Accrued player's club points and progressive jackpots	1,993,537	1,684,452
Long-term debt, current portion	-	1,625,000
Total current liabilities	4,797,233	5,267,797
Long-term debt, net of current portion	7,350,000	10,725,000
Other long term liabilities	570,717	486,870
Total liabilities	12,717,950	16,479,667

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 17,134,928 and 16,980,676 shares issued and 16,352,091 and 16,197,839 shares outstanding at April 30, 2015, and April 30, 2014, respectively	2,056,200	2,037,689
Additional paid-in capital	24,845,094	24,578,117
Retained earnings	10,455,804	8,648,727
Treasury stock, 782,837 shares at April 30, 2015 and April 30, 2014, at cost	(6,932,035)	(6,932,035)
Accumulated other comprehensive loss	-	(5,539)
Total stockholders' equity	30,425,063	28,326,959
Total liabilities and stockholders' equity	$43,143,013	$44,806,626

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

	Twelve Months Ended
	April 30,	April 30,
	2015	2014
Revenues:
Casino	$56,710,812	$55,332,569
Food and beverage	10,225,484	10,053,883
Other	1,782,013	1,742,710
Gross revenues	68,718,309	67,129,162
Less promotional allowances	(4,368,756)	(4,321,768)
Net revenues	64,349,553	62,807,394

Expenses:
Casino	31,795,905	32,081,242
Food and beverage	5,386,699	5,114,077
Marketing and administrative	16,888,629	16,369,505
Facility	2,059,730	1,951,314
Corporate	2,443,805	2,384,596
Other	275,181	263,052
Depreciation and amortization	2,168,003	2,263,499
Write downs and other charges	32,694	84,564
Total operating expenses	61,050,646	60,511,849
Operating income from continuing operations	3,298,907	2,295,545
Non-operating income (expenses):
Interest income	117,639	133,404
Interest expense and amortization of loan costs	(705,511)	(1,356,308)
Decrease in swap fair value	(10,600)	(58,352)
Write-off of marketable securities	(7,539)	-
Loss on extinguishment of debt	-	(283,550)

Income before income tax	2,692,896	730,739
Income tax expense	(885,819)	(282,758)
Net income	$1,807,077	$447,981
Per share information:
Net income per common share - basic and diluted	$0.11	$0.03

Basic weighted average number of shares outstanding	16,228,396	16,127,654

Diluted weighted average number of share outstanding	16,345,795	16,294,487

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance at April 30, 2013	16,864,122	$2,023,705	$24,419,858	$8,200,746	$(6,932,035)	$(5,539)	$27,706,735
Net Income	-	-	-	447,981	-	-	447,981
Stock options exercised	55,000	6,600	43,250	-	-	-	49,850

Employee stock plan purchases	61,554	7,384	60,530	-	-	-	67,914
Stock based compensation	-	-	54,479	-	-	-	54,479
Balance at April 30, 2014	16,980,676	$2,037,689	$24,578,117	$8,648,727	$(6,932,035)	$(5,539)	$28,326,959
Net Income	-	-	-	1,807,077	-	-	1,807,077
Sale of marketable securities	-	-	-	-	-	5,539	5,539
Stock options exercised	105,000	12,600	98,400	-	-	-	111,000

Employee stock plan purchases	49,252	5,911	55,051	-	-	-	60,962
Stock based compensation	-	-	113,526	-	-	-	113,526
Balance at April 30, 2015	17,134,928	$2,056,200	$24,845,094	$10,455,804	$(6,932,035)	$-	$30,425,063

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	April 30,	April 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,807,077	$447,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,168,003	2,263,499
Stock based compensation	113,526	54,479
Amortization of deferred loan issuance costs	151,864	232,391
Change in deferred rent	48,744	14,536
Write downs and other charges	32,694	84,564
Changes to resticted cash	(335,444)	(82,508)
Change in swap fair value	10,600	58,352
Change in deferred interest income	622	10,366
Write-off of marketable securities	7,539	-
Loss on extinguishment of debt	-	283,550
Changes in deferred income taxes	885,819	282,758
Changes in operating assets and liabilities:
Receivables and other assets	(94,028)	254,186
Accounts payable and accrued liabilities	1,154,436	(560,838)
Net cash provided by operating activities	5,951,452	3,343,316
Cash flows from investing activities:
Collections on notes receivable	364,288	236,230
Purchase of property and equipment	(682,863)	(346,590)
Proceeds from the sale of assets	11,625	-
Net cash used in provided by investing activities	(306,950)	(110,360)
Cash flows from financing activities:
Employee stock plan purchases	60,962	67,914
Proceeds from credit facilities	-	14,250,000
Repayment of credit facilities	(5,000,000)	(16,110,000)
Repayment of capital lease	(13,779)	-
Deferred loan issuance costs	-	(475,654)
Cash proceeds from exercise of stock options	111,000	49,850
Net cash used in financing activities	(4,841,817)	(2,217,890)

Net increase in cash and cash equivalents	802,685	1,015,066
Cash and cash equivalents at beginning of period	7,738,985	6,723,919
Cash and cash equivalents at end of period	$8,541,670	$7,738,985
Supplemental cash flow information:
Cash paid for interest	$568,699	$1,120,840

Non-cash investing and financing activities:
Acquisition of equipment via capital lease	$38,282	$-

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. At April 30, 2015 and April 30, 2014, we had two notes receivable, as well as the BVD/BVO receivable, outstanding. Two of these notes were issued in connection with a potential gaming project and the third was to the investor who purchased the Colorado Grande Casino from us. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

Real Estate Held for Sale

Real estate held for sale consists of undeveloped land located in and around Black Hawk, Colorado. Property held for sale is carried at the lower of cost or net realizable value.

Property and Equipment

Expenditures for property and equipment are capitalized at cost. We depreciate property and equipment over their respective estimated useful lives, ranging from three to thirty years, using the straight-line method. When items are retired or otherwise disposed of, a gain or loss is recorded for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to earnings, and replacements and improvements are capitalized.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value.

We review goodwill at the reporting level unit, which is the same as our operating segments. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation uses level 3 inputs and includes multiple assumptions and estimates, including the projected cash flows and discount rates. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming segment.

Long-lived assets, including property, plant and equipment and amortizable intangible assets also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets if impairment indicators are present or if circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying value of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For property held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Slot Club Awards

We reward our slot customers for their loyalty based on the dollar amount of play on slot machines. We accrue for these slot club awards based on an estimate of the value of the outstanding awards utilizing the age and prior history of redemptions. Future events such as a change in our marketing strategy or new competition could result in a change in the value of the awards.

Advertising Costs

We expense advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 30, 2015 and April 30, 2014 was approximately $2,779,000 and $2,097,000, respectively. These costs are included in marketing and administrative on our consolidated statements of operations.

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

	Fiscal Year Ended
	April 30, 2015	April 30, 2014
Food and beverage	$3,198,214	$3,079,963
Other	146,148	142,350
Total cost of complimentary services	$3,344,362	$3,222,313

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

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. Total stock-based compensation for the years ended April 30, 2015 and April 30, 2014 was $113,526 and $54,479, respectively.

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

Accrued Contingent Liabilities

We assess our exposure to loss contingencies including legal matters. If a potential loss is justified, probable, able to be quantified, and material, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2015 and April 30, 2014, we did not record any accrued contingent liabilities.

Derivative Financial Instruments

We have managed our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income. The Company’s interest rate swap did not qualify for hedge accounting. Accordingly, change in the fair value of the interest rate swap is presented as an increase (decrease) in fair value of swaps in the accompanying consolidated statements of operations.

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

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects to adopt this guidance in the first quarter of fiscal 2016. Upon adoption, approximately $0.3 million in debt issuance costs which are currently included in other assets will be reclassified as a direct deduction from the related debt liabilities. The adoption will have no effect on the Company's results of operations.

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

Note 3. Restricted Cash

As of April 30, 2015 and 2014, we maintained $1.7 million and $1.4 million respectively, in restricted cash, which consists of progressive and player-supported jackpot funds.

Note 4. Notes Receivable

As of April 30, 2015 and April 30, 2014, we had net notes receivable of $1,698,931 and $2,063,219, respectively. The schedule below reflects the face amount and valuation allowance of each note receivable as of April 30, 2015:

	Face Amount	Valuation	Net Receivable
G Investments, LLC	$1,698,931	-	$1,698,931
Big City Capital, LLC	3,200,000	(3,200,000)	-
BVD/BVO	4,672,087	(4,672,087)	-
	$9,571,018	(7,872,087)	$1,698,931

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2,300,000 note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

As of April 30, 2015, the remaining principal and interest payments are scheduled to be made as follows:

•	Beginning June 1, 2014, thirty six monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $907,061 which is due on the maturity date of June 1, 2017.

GI has timely made required principal and interest payments.

Big City Capital, LLC

In 2004, we advanced $3.2 million to Big City Capital, LLC for the development of gaming/entertainment projects. The receivable was fully reserved as of 2012.

BVD/BVO Receivable

We have a note receivable for $4.7 million from B. V. Oro, LLC from the 2008 sale of our 40% interest in Buena Vista Development Company, LLC. The receivable was fully reserved in 2012.

Note 5. Goodwill and Intangible Assets

In connection with our acquisitions of the of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, as well as the South Dakota Gold slot route on January 27, 2012, we have goodwill and intangible assets of $20,664,960, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangibles for the fiscal year ended April 30, 2015 is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2014	$21,857,750	$16,103,583	$5,754,167
Current year amortization	(1,192,790)	-	(1,192,790)
Balance as of April 30, 2015	$20,664,960	$16,103,583	$4,561,377

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  All goodwill and other intangible assets pertain to the gaming segment.

Goodwill and net intangibles assets by segment as of April 30, 2015 are as follows:

	Total	Goodwill	Other Intangibles, net
Washington Gold	$17,750,348	$14,167,112	$3,583,236
South Dakota Gold	2,525,757	1,936,471	589,286
Corporate	388,855	-	388,855
Balance as of April 30, 2015	$20,664,960	$16,103,583	$4,561,377

State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of April 30, 2015 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,853,321	$(5,542,799)	$2,310,522
Non-compete agreements	1,269,000	(1,269,000)	-
State gaming registration	388,855	-	388,855
Trade names	1,862,000	-	1,862,000
Total	$11,373,176	$(6,811,799)	$4,561,377

The useful lives of acquired intangibles related to customer relationships is 7.0 years.  The estimated future annual amortization of intangible assets, which excludes trade names and State gaming registration, is as follows:

Fiscal year	Amount
2016	$1,121,903
2017	717,897
2018	337,883
2019	132,839
Total	$2,310,522

Note 6.   Property and Equipment

Property and equipment at April 30, 2015 and April 30, 2014 consist of the following:

			Estimated
	April 30,	April 30,	Service Life
	2015	2014	in Years
Leasehold improvements	$1,379,050	$1,305,423	7-25
Gaming equipment	2,421,041	2,279,515	3-5
Furniture and office equipment	2,918,282	2,621,658	3-7
Building and improvements	1,612,250	1,612,250	15-30
Land	87,750	87,750
Construction in Progress	23,971	14,931
	8,442,344	7,921,527
Less accumulated depreciation	(4,451,553)	(3,632,349)

Property and equipment, net	$3,990,791	$4,289,178

Note 7.    Income Taxes

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

Deferred tax assets and liabilities presented on the balance sheet are as follows:

	April 30, 2015	April 30, 2014
Current deferred tax asset	$863,366	$98,643
Non-current deferred tax asset	2,706,430	4,356,972
Net deferred tax asset	$3,569,796	$4,455,615

A summary of our deferred tax assets and liabilities is presented in the table below:

	April 30, 2015	April 30, 2014
Deferred tax assets:
Net operating loss carryforwards	$497,584	$1,355,917
Tax credit carryforwards	281,657	215,155
Stock options	308,216	269,617
Impairment of notes receivable and land	3,417,478	3,417,478
Revenue not recognized for tax reporting and other	162,269	145,696
Prepaid expenses	124,262	145,658
Other	23,443	21,678
Total deferred tax assets	4,814,909	5,571,199
Deferred tax liabilities:
Amortization of intangibles	(985,037)	(833,731)
Fixed assets	(219,939)	(234,838)
Prepaid expenses	(40,137)	(47,015)
Total deferred tax liabilities	(1,245,113)	(1,115,584)
Net deferred tax assets	$3,569,796	$4,455,615

At April 30, 2015, we have gross federal net operating loss carryforwards of approximately $1.4 million and $7.8 million in receivables that have been fully reserved. We also have deferred tax assets of approximately $0.2 million related to general business credits and $0.1 million related to Alternative Minimum Tax credits. The net operating losses and general business credits can be carried forward and applied to offset taxable income for 20 years; they will begin to expire in 2031. The Alternative Minimum Tax credit can be carried forward indefinitely and will offset future regular tax liabilities.

We have analyzed our income tax filing positions in all jurisdictions and believe our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments which will result in a material change to our financial position. As of the time of this filing, no income tax examinations are currently being undertaken by any jurisdiction.

Reconciliations between the statutory federal income tax expense rate of 34.0% in the fiscal years ended April 30, 2015 and April 30, 2014 and our effective income tax rate as a percentage of pre-tax book income is as follows:

	Year Ended
	April 30, 2015		April 30, 2014
	Percent	Dollars	Percent	Dollars

Income tax expense at statutory federal rate	34.0	$915,585	34.0	$248,452
Non-Deductible Expenses	1.1	30,680	3.3	24,639
Utilization of General Business Credits	(2.4)	(66,502)	(8.6)	(63,075)
Tax Return to Provision Adjustments	0.2	6,056	10.0	72,742
Income tax expense at effective income tax rate	32.9	$885,819	38.7	$282,758

Note 8.   Other Assets

Other assets consisted of the following at April 30, 2015 and April 30, 2014:

	April 30, 2015	April 30, 2014
Other assets	$70,657	$73,279
Deferred loan issue cost, net	261,323	413,187
Other assets	$331,980	$486,466

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the effective interest rate method over the expected terms of the related debt agreements and are included in other assets on our consolidated balance sheets.

Note 9.   Long-Term Debt

Our long-term financing obligations for the fiscal years ended April 30, 2015 and April 30, 2014 are as follows:

	April 30,	April 30,
	2015	2014
$12.75 million reducing revolving credit agreement, LIBOR plus an applicable margin, increasing quarterly payments beginning March 31, 2014 through September 30, 2018, and the remaining $4,250,000 principal due on the maturity date of December 10, 2018	$7,350,000	$12,350,000
Less: current portion	-	(1,625,000)
Total long-term financing obligations	$7,350,000	$10,725,000

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”).  The Credit Facility and $1,170,000 of the Company’s cash were utilized to pay off all of the Company’s outstanding long term debt obligations. The Credit Facility matures on December 10, 2018, is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which is determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin was 3.50% as of April 30, 2015. In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

As of April 30, 2015, scheduled principal payments on the Credit Facility are as follows:

May 1, 2015 – April 30, 2016	$-
May 1, 2016 – April 30, 2017	$175,000
May 1, 2017 – April 30, 2018	$1,925,000
May 1, 2018 – December 10, 2018	$5,250,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios commencing as of the fiscal quarter ending April 30, 2015, including a maximum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio no less than 1.15 to 1.00.

The Company evaluated the refinancing transaction in accordance with the accounting standards for debt modifications and extinguishments and evaluated the refinancing transaction on a lender by lender basis. As a result of this evaluation, the Company concluded the refinancing was an extinguishment of debt and recognized a loss on debt extinguishment of $283,550 for the year ended April 30, 2014, representing the write-off of unamortized debt issuance costs as of the date of the refinancing. In connection with the refinancing transaction, the Company paid $450,000 in fees and other costs in December 2013 which have been capitalized and included in other assets on the consolidated balance sheet.

Note 10.   Interest Rate Swap

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

On January 17, 2014, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month beginning with February 10, 2014 until the maturity date of the Credit Facility. As of April 30, 2015, the Company had one outstanding interest rate swap with MOOB with a notional amount of $5,362,500 at a swap rate of 1.52%, which as of April 30, 2015, effectively converts $5,362,500 of our floating-rate debt to a synthetic fixed rate of 5.02%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of April 30, 2015 is set at 0.180%. The Company’s effective cash interest rate is approximately 4.2% at April 30, 2015.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our consolidated statements of operations.

As required by ASC 815, on a quarterly basis, the Company assesses whether any changes to the hedge instrument, or underlying debt agreement, have occurred which would alter the original designation of the hedge instrument. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. As a result of our evaluation of our interest rate swap as of April 30, 2015, we recorded a $10,600 decrease in our interest rate swap fair value for the twelve months ended April 30, 2015.

Note 11. Equity Transactions and Stock Option Plans

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

A summary of activity under our share-based payment plans for the years ended April 30, 2015 and April 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2013	865,000	$1.08
Granted	-	-
Exercised	(55,000)	0.91
Forfeited or expired	(10,000)	1.57
Outstanding at April 30, 2014	800,000	$1.09	7.09	$124,000

Exercisable at April 30, 2014	733,333	$1.11	6.95	$102,667

Outstanding at April 30, 2014	800,000	$1.09
Granted	200,000	1.23
Exercised	(105,000)	1.06
Forfeited or expired	-	-

Outstanding at April 30, 2015	895,000	$1.08	6.95	$497,850

Exercisable at April 30, 2015	695,000	$1.09	6.26	$407,850

Available for grant at April 30, 2015	685,000

The weighted-average grant-date fair value of options granted during the year ended April 30, 2015 was $1.23. There were 105,000 and 55,000 of stock options exercised during the years ended April 30, 2015 and April 30, 2014, respectively. The intrinsic value of the options exercised in the fiscal years ended April 30, 2015 and April 30, 2014 were approximately $65,100 and $17,150, respectively. As of April 30, 2015, there was a total of $156,729 of unamortized compensation cost related to stock options, which cost is expected to be recognized over a weighted-average of approximately 1.4 years.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of April 30, 2015, approximately 404,000 shares were issued under the 2010 Plan.

Treasury Stock

During the fiscal years ended April 30, 2015 and April 30, 2014, we did not repurchase any treasury stock.

Note 12. Stock Offering and Warrants

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

Note 13.   Commitments and Contingencies

We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on January 31, 2017. The CAM contractually increases five percent effective each January 1.

As a result of acquiring facilities in Washington, we own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick. In addition we have real property leases as follows:

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires on May 31, 2016 with an option to renew for an additional term of five years.
•	Crazy Moose Casino in Pasco has a parking lot lease which expired on December 31, 2013. Effective January 1, 2014, the parking lot is leased on a monthly basis.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2022 with an option to renew for two additional terms of 5 years.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2022 with options to renew for up to three additional five-year terms.
•	Golden Nugget Casino in Tukwila has a building lease which expires in November of 2015 with an option to renew for an additional term of 10 years.
•	Royal Casino in Everett has a building lease which expires in January of 2016 with an option to renew for up to four additional five-year terms.
•	Administrative offices lease in Renton expires in October of 2018.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2016 with an option to renew for up to two additional five-year terms.

South Dakota Gold. As a result of acquiring the South Dakota Gold slot route operation, we have an administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term.

The expected remaining future annual minimum lease payments as of April 30, 2015 are as follows:

Fiscal Year	Corporate Office	Washington Gold	South Dakota Gold	Total Lease Payment

2016	$51,483	$2,889,988	$55,200	$2,996,671
2017	34,585	2,187,775	41,400	2,263,760
2018	—	2,004,042	—	2,004,042
2019	—	2,036,690	—	2,036,690
2020	—	1,484,961	—	1,484,961
Thereafter	—	2,995,448	—	2,995,448
	$86,068	$13,598,904	$96,600	$13,781,572

Rent expense for our corporate offices in Las Vegas, Nevada for the fiscal years ended April 30, 2015 and April 30, 2014 was $52,627 and $52,698, respectively. Rent expense for the Washington mini-casinos for the fiscal years ended April 30, 2015 and April 30, 2014 was $3,243,089 and $3,203,448, respectively. Rent expense for the South Dakota Gold slot route for the fiscal years ended April 30, 2015 and April 30, 2014 was $ 60,111 and $69,155, respectively.

For scheduled rent escalation clauses for the lease terms for the Washington properties, we recorded approximately $23,744 and $14,536 of amortization of deferred rent escalation for the years ended April 30, 2015 and April 30, 2014, respectively. These escalations are recorded on the balance sheet in other long term liabilities.

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

Before we sold the Colorado Grande Casino in May of 2012, we leased the property at an annual rent of the greater of $144,000 or 5% of Colorado Grande Casino’s adjusted gross gaming revenues with an annual cap of $400,000. Starting from April 30, 2012, the annual rent was changed to $252,548 with an option by the landlord to revert to the original rent structure upon obtaining necessary approvals from the Colorado Gaming Commission. Although this lease was assigned to GI as a result of the sale of the Colorado Grande Casino, we retained contingent liability of the tenant’s obligations under this lease through May 24, 2017.

Note 14. Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Fiscal Year Ended
	April 30, 2015	April 30, 2014
Numerator:
Basic and diluted:
Net income available to common stockholders	$1,807,077	$447,981

Denominator:
Basic weighted average number of common shares outstanding	16,228,396	16,127,654
Diluted weighted average number of common shares outstanding	16,345,795	16,294,487

Income per share for continuing operations:
Net income per common share – basic	$.11	$.03
Net income per common share - diluted	$.11	$.03

For the fiscal years ended April 30, 2015 and April 30, 2014, potential dilutive common shares issuable under options of 515,000 and 633,000, respectively, were not included in the calculation of diluted earnings per share as they were anti-dilutive.

Note 15. Segment Reporting

We have three business segments (i) Washington Gold, (ii) South Dakota Gold, and (iii) Corporate. For the twelve month periods ended April 30, 2015 and April 30, 2014, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses.

Summarized financial information for our reportable segments is shown in the following table. The Corporate column includes corporate-related items, results of insignificant operations, and segment profit (loss) and income and expenses not allocated to other reportable segments.

	As of the Fiscal Year Ended April 30, 2015
	Washington Gold	South Dakota Gold	Corporate	Totals

Net revenue	$55,956,837	$8,389,867	$2,849	$64,349,553
Casino and food and beverage expense	29,848,637	7,333,967	-	37,182,604
Marketing and administrative expense	16,602,447	286,182	-	16,888,629
Facility and other expenses	2,168,336	154,527	2,455,853	4,778,716
Depreciation and amortization	1,480,314	676,524	11,165	2,168,003
Segment operating income (loss)	5,846,904	(83,300)	(2,464,697)	3,298,907
Segment assets	15,673,526	2,819,394	24,650,093	43,143,013
Additions to property and equipment	401,935	275,592	43,618	721,145

	As of the Fiscal Year Ended April 30, 2014
	Washington Gold	South Dakota Gold	Corporate	Totals

Net revenue	$53,663,952	$9,135,130	$8,312	$62,807,394
Casino and food and beverage expense	29,214,079	7,981,240	-	37,195,319
Marketing and administrative expense	16,113,107	256,398	-	16,369,505
Facility and other expenses	2,076,827	121,354	2,457,740	4,655,921
Depreciation and amortization	1,575,458	682,168	5,873	2,263,499
Segment operating income (loss)	4,661,210	77,939	(2,443,604)	2,295,545
Segment assets	16,503,379	3,140,425	25,162,822	44,806,626
Additions to property and equipment	254,853	85,745	16,619	357,217

Note 16. Related Party Transactions

During the fiscal year ended April 30, 2014, we engaged the law firm of Catania & Ehrlich, P.C., of which one of our board members is a partner. The firm was engaged to locate assets pertaining to a settlement agreement for a judgment awarded to us, to assist us with the licensing process before the Nevada Gaming Control Board as well as legal advice regarding social gaming. We paid the firm approximately $1,350 during the fiscal year ended April 30, 2014.

We are required to obtain approval from the Audit Committee of the Board of Directors for any related party transactions. The Audit Committee is comprised of independent directors.

Note 17. Subsequent Event

On May 22, 2015, the Company announced that, through a subsidiary, it had entered into a definitive agreement with Gaming Ventures of Las Vegas, Inc. to acquire the assets of the Club Fortune Casino in Henderson, Nevada for a purchase price of $14.2 million in cash and approximately 1.2 million shares of the Company’s common stock. The closing is subject to regulatory and financing requirements and is expected to close in the third quarter of the Company’s fiscal year ended April 30, 2016. The Company plans to finance the acquisition with an expansion of the Company’s existing credit facility. The Club Fortune Casino includes a 35,000 square foot building and 8 acres of land. The casino floor has approximately 25,000 square feet of gaming space, over 500 slot machines and 7 table games including a poker room. The facility also has a restaurant, two bars, an entertainment lounge, snack bar and gift shop. In May of 2015, the Company paid a $1.5 million deposit towards the acquisition, financed through the current Mutual of Omaha credit agreement.

On June 29, 2015, the company sold its Golden Nugget casino in Tukwila, Washington for $0.3 million in cash. A gain on the sale of assets of approximately $0.2 million is expected to be recorded in the first quarter of fiscal year ending April 30, 2016. Net Proceeds from the sale were used to further reduce the Company’s debt. The Golden Nugget generated a $0.3 million operating loss for the year ended April 30, 2015.

