Form 10-Q
period 2015-07-31
NEVADA GOLD & CASINOS INC
filed 2015-09-14
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,446,307 as of September 1, 2015.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of us, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended April 30, 2015 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	July 31,	April 30,
	2015	2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,153,929	$8,541,670
Restricted cash	1,535,092	1,724,439
Accounts receivable, net of allowances	757,937	297,316
Prepaid expenses	1,469,904	845,505
Deferred tax asset, current portion	633,718	863,366
Notes receivable, current portion	390,215	384,464
Inventory and other current assets	345,953	377,625
Total current assets	12,286,748	13,034,385

Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	1,214,410	1,314,467
Goodwill	16,028,625	16,103,583
Identifiable intangible assets, net of accumulated amortization of $7,092,275 and $6,811,799 at July 31, 2015 and April 30, 2015, respectively	4,280,901	4,561,377
Property and equipment, net of accumulated depreciation of $4,557,557 and $4,451,553 at July 31, 2015 and April 30, 2015, respectively	3,843,932	3,990,791
Deferred tax asset, net of current portion	2,708,566	2,706,430
Other assets	1,940,215	331,980
Total assets	$43,403,397	$43,143,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,088,984	$1,222,139
Accrued payroll and related	804,092	1,581,557
Accrued player's club points and progressive jackpots	1,727,878	1,993,537
Total current liabilities	3,620,954	4,797,233
Long-term debt	8,148,946	7,350,000
Other long-term liabilities	542,907	570,717
Total liabilities	12,312,807	12,717,950

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 17,229,144 and 17,134,928 shares issued and 16,446,307 and 16,352,091 shares outstanding at July 31, 2015, and April 30, 2015, respectively	2,067,506	2,056,200
Additional paid-in capital	25,041,319	24,845,094
Retained earnings	10,913,800	10,455,804
Treasury stock, 782,837 shares at July 31, 2015 and April 30, 2015, respectively, at cost	(6,932,035)	(6,932,035)
Total stockholders' equity	31,090,590	30,425,063
Total liabilities and stockholders' equity	$43,403,397	$43,143,013

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2015	2014
Revenues:
Casino	$14,098,696	$14,151,990
Food and beverage	2,443,110	2,368,941
Other	452,671	440,107
Gross revenues	16,994,477	16,961,038
Less promotional allowances	(1,051,703)	(1,052,424)
Net revenues	15,942,774	15,908,614
Expenses:
Casino	8,047,306	8,203,967
Food and beverage	1,313,369	1,270,650
Other	65,594	67,703
Marketing and administrative	4,140,955	4,112,620
Facility	493,154	483,666
Corporate expense	749,467	586,447
Depreciation and amortization	510,794	545,035
Gain on sale of assets	(163,481)	(8,032)
Total operating expenses	15,157,158	15,262,056
Operating income	785,616	646,558
Non-operating income (expenses):
Interest income	25,880	31,155
Interest expense and amortization of loan issue costs	(119,593)	(167,763)
Interest rate swap expense	(17,612)	(21,200)
Change in swap fair value	11,217	18,308
Income before income tax expense	685,508	507,058
Income tax expense	(227,512)	(153,029)
Net income	$457,996	$354,029
Per share information:
Net income per common share - basic and diluted	$0.03	$0.02

Basic weighted average number of shares outstanding	16,416,737	16,200,135

Diluted weighted average number of shares outstanding	16,605,308	16,338,534

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2015	2014
Cash flows from operating activities:
Net income	$457,996	$354,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510,794	545,035
Change in deferred income taxes	227,512	153,031
Amortization of deferred loan issuance costs	41,265	22,522
Stock-based compensation	28,674	13,619
Gain on sale of assets	(163,481)	(8,032)
Amortization of deferred rent	7,911	1,099
Change in swap fair value	(11,217)	(18,308)
Other	868	(2)
Changes in operating assets and liabilities:
Restricted cash	189,347	(128,537)
Receivables and other assets	(1,082,156)	(935,665)
Accounts payable and accrued liabilities	(1,176,279)	981,677
Net cash provided by (used in) operating activities	(968,766)	980,468
Cash flows from investing activities:
Purchase of property and equipment	(116,212)	(140,785)
Collections on notes receivable	94,306	88,848
Deposit paid for casino acquisition	(1,500,000)	-
Proceeds from the sale of assets	300,000	9,000
Net cash used in investing activities	(1,221,906)	(42,937)
Cash flows from financing activities:
Repayment of credit facilities	(701,054)	(400,000)
Employee stock plan purchases	15,207	12,423
Repayment of capital lease	(25,372)	-
Proceeds from credit facilities	1,500,000	-
Payment of loan costs	(149,500)	-
Cash proceeds from exercise of stock options	163,650	-
Net cash provided by (used in) financing activities	802,931	(387,577)

Net decrease in cash and cash equivalents	(1,387,741)	549,954
Cash and cash equivalents at beginning of period	8,541,670	7,738,985
Cash and cash equivalents at end of period	$7,153,929	$8,288,939

Supplemental cash flow information:
Cash paid for interest	$89,675	$165,841

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our Consolidated Balance Sheets at July 31, 2015 and April 30, 2015, Consolidated Statements of Operations for the three months ended July 31, 2015 and 2014, and Consolidated Statements of Cash Flows for the three months ended July 31, 2015 and 2014. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2015 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2015 are not necessarily indicative of the results expected for the full year.

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

	Three Months Ended
	July 31, 2015	July 31, 2014
Food and beverage	$777,586	$781,267
Other	669	38,084
Total cost of complimentary services	$778,255	$819,351

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

Goodwill and indefinite lived intangible assets are recorded at carrying value and tested for impairment annually, or more frequently, using projections of discounted future cash flows.

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

New Accounting Pronouncements and Legislation Issued

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance that changes the criteria for reporting discontinued operations and expands the related disclosure requirements. This guidance is effective in the first quarter of our fiscal year 2016. The Company adopted this guidance during the first quarter of fiscal year 2016 with no material impact on our financial position or results of operations. The Golden Nugget casino was not considered a significant component of the Company and therefore the sale of the Golden Nugget was not treated as discontinued operations.

In May 2014, the FASB issued a new accounting standard for revenue recognition. The new standard supersedes the existing accounting guidance for revenue recognition and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017, and early adoption is not permitted. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of fiscal year 2018. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects to adopt this guidance in the first quarter of fiscal 2017. The adoption will have no effect on the Company's results of operations.

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

Note 3. Restricted Cash

As of July 31, 2015 and April 30, 2015, we maintained $1,535,092 and $1,724,439, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

As of July 31, 2015 and April 30, 2015, we had net notes receivable of $1,604,625 and $1,698,931, respectively.

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2,325,000 note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

As of July 31, 2015, the remaining principal and interest payments are scheduled to be made as follows:

•	Beginning August 1, 2015, twenty two monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $907,061 which is due on the maturity date of June 1, 2017.

GI has timely made required principal and interest payments.

Note 5. Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, as well as the South Dakota Gold slot route on January 27, 2012, we have goodwill and intangible assets of $20,309,526, net of amortization for intangible assets with finite lives. As a result of the sale of the Golden Nugget, Washington Gold’s goodwill was reduced by $74,958 during the current quarter.

The change in the carrying amount of goodwill and other intangible assets for the three months ended July 31, 2015 is as follows:

	Total	Goodwill	Other intangible assets, net
Balance as of April 30, 2015	$20,664,960	$16,103,583	$4,561,377
Current year amortization	(280,476)	-	(280,476)
Sale of Golden Nugget	(74,958)	(74,958)	-
Balance as of July 31, 2015	$20,309,526	$16,028,625	$4,280,901

Goodwill and net other intangible assets by segment as of July 31, 2015 are as follows:

	Total	Goodwill	Other intangible assets, net
Washington Gold	$17,434,200	$14,092,154	$3,342,046
South Dakota Gold	2,486,471	1,936,471	550,000
Corporate	388,855	-	388,855
Balance as of July 31, 2015	$20,309,526	$16,028,625	$4,280,901

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of July 31, 2015 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,853,321	$(5,823,275)	$2,030,046
Non-compete agreements	1,269,000	(1,269,000)	-
State gaming registration	388,855	-	388,855
Trade names	1,862,000	-	1,862,000
Total	$11,373,176	$(7,092,275)	$4,280,901

The useful lives of acquired intangibles related to customer relationships is 7.0 years. The estimated future annual amortization of intangible assets, which excludes trade names and state gaming registration, is as follows:

Period	Amount
August 2015-July 2016	$1,034,036
August 2016-July 2017	700,331
August 2017-July 2018	217,067
August 2018-July 2019	78,612
Total	$2,030,046

Note 6.   Other Assets

Other assets consisted of the following:

	July 31, 2015	April 30, 2014
Deferred loan issue cost, net	$369,558	$261,323
Club Fortune deposit	1,500,000	-
Other	70,657	70,657
Other assets	$1,940,215	$331,980

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the effective interest rate method over the expected terms of the related debt agreements and are included in other assets on our consolidated balance sheets.

On May 22, 2015, the Company announced that, through a subsidiary, it had entered into a definitive agreement with Gaming Ventures of Las Vegas, Inc. to acquire the assets of the Club Fortune Casino in Henderson, Nevada for a purchase price of $14.2 million in cash and approximately 1.2 million shares of the Company’s common stock. The closing is subject to regulatory and financing requirements and is expected to close in the third quarter of the Company’s fiscal year ended April 30, 2016. During the quarter ended July 31, 2015, the Company capitalized $149,500 in deferred loan issue costs incurred for loan commitment fees from Mutual of Omaha bank to finance the planned acquisition through an expansion of the Company’s existing credit facility. The Club Fortune Casino includes a 35,000 square foot building and 8 acres of land. The casino floor has approximately 25,000 square feet of gaming space, over 500 slot machines and 7 table games including a poker room. The facility also has a restaurant, two bars, an entertainment lounge, snack bar and gift shop. In May of 2015, the Company paid a $1.5 million deposit towards the acquisition.

Note 7.   Long-Term Debt

Our long-term financing obligations are as follows:

	July 31,	April 30,
	2015	2015
$12.75 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, increasing quarterly reductions beginning March 31, 2014 through September 30, 2018, and the remaining $4,250,000 principal due on the maturity date of December 10, 2018	$8,148,946	$7,350,000
Less: current portion	-	-
Total long-term financing obligations	$8,148,946	$7,350,000

On December 18, 2013, the Company and certain of its subsidiaries entered into a new $12,750,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”).  The Credit Facility matures on December 10, 2018, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which will be determined quarterly, based on the total leverage ratio for the trailing twelve month period. The interest rate on the balance as of July 31, 2015, is 3.188%. In addition, the Company is required to fix the interest rate on at least 50% of the borrowing through a swap agreement.

As of July 31, 2015, principal reductions due on the Credit Facility are as follows:

August 1, 2015 – July 31, 2016	$-
August 1, 2016 – July 31, 2017	$1,448,946
August 1, 2017 – July 31, 2018	$1,950,000
August 1, 2018 – December 10, 2018	$4,750,000

During the current quarter, the $276,054 net proceeds from the sale of the Golden Nugget permanently reduced the Credit Facility where the funds were paid directly to Mutual of Omaha Bank and the maximum borrowing was reduced by $276,054. In May of 2015, the Company paid a $1.5 million deposit towards the planned acquisition of Club Fortune by drawing on the Credit Facility for the full amount. As of July 31, 2015, we have paid $1,875,000 more than the scheduled principal reductions. Per the Credit Agreement, we have the right to re-borrow these prepaid funds.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through July 31, 2015, 2.50 to 1.00 from August 1, 2015 through January 31, 2017, and 2.00 to 1.00 from February 1, 2017 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of July 31, 2015.

In connection with the refinancing transaction in the third quarter of fiscal 2014, the Company paid $450,000 in fees and other costs which have been capitalized and included in other assets on the consolidated balance sheet. During the quarter ended July 31, 2015, the Company capitalized $149,500 in deferred loan issue costs incurred for loan commitment fees from Mutual of Omaha bank to finance the planned acquisition through an expansion of the Company’s existing credit facility. Fees for the planned refinancing will be amortized beginning at the commencement of the loan and acquisition, currently expected during our third quarter of fiscal 2016.

In August 2014, we completed installation of computer hardware and related software. We financed the acquisition by signing a three year capital lease with the company we purchased the equipment from. We financed $38,282 which was scheduled to be repaid in 36 equal monthly installments. As of July 31, 2015, we have repaid the remaining balance of the capital lease obligation.

Note 8.   Interest Rate Swap

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

On January 17, 2014, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of July 31, 2015, the Company had one outstanding interest rate swap with MOOB with a notional amount of $5,150,000 at a swap rate of 1.52%, which as of July 31, 2015, effectively converts $5,150,000 of our floating-rate debt to a synthetic fixed rate of 4.52%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of July 31, 2015 is set at 0.18670%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our Consolidated Statements of Operations.

As required by ASC 815, on a quarterly basis, the Company assesses whether any changes to the hedge instrument, or underlying debt agreement, have occurred which would alter the original designation of the hedge instrument. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap as of July 31, 2015, we recorded an $11,217 increase in our interest rate swap fair value for the three months ended July 31, 2015. As of July 31, 2015, our interest rate swap fair value is a $57,734 liability which is included in other long-term liabilities on the consolidated balance sheet.

Note 9.  Equity Transactions and Stock Option Plans

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

A summary of activity under our share-based payment plans for the three months ended July 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2015	895,000	$1.08
Granted	-
Exercised	(85,000)	$1.40
Forfeited or expired	-
Outstanding at July 31, 2015	810,000	$1.09	6.89	$425,500

Exercisable at July 31, 2015	660,000	$1.06	6.37	$367,000

Available for grant at July 31, 2015	685,000

There were 85,000 stock options exercised during the three months ended July 31, 2015. As of July 31, 2015, there was a total of $128,054 of unamortized compensation cost related to stock options, which is expected to be recognized over a weighted-average of approximately 1.13 years.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of July 31, 2015, approximately 405,106 shares were issued under the 2010 Plan.

Note 10. Stock Offering and Warrants

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

Note 11.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended
	July 31,	July 31,
	2015	2014
Numerator:
Basic and Diluted:
Net income available to common shareholders	$457,996	$354,029

Denominator:
Basic weighted average number of common shares outstanding	16,416,737	16,200,135
Dilutive effect of common stock options and warrants	188,571	138,399

Diluted weighted average number of common shares outstanding	16,605,308	16,338,534

Net income per common share - basic	$0.03	$0.02
Net income per common share - diluted	$0.03	$0.02

Note 12.   Commitments and Contingencies

As a result of acquiring facilities in Washington and South Dakota and our commitment to lease office space for our corporate headquarters in Las Vegas, Nevada, as of July 31, 2015, we have future annual minimum lease payments as follows:

Period	Corporate Office	Washington Gold	South Dakota Gold	Total

August 2015-July 2016	$51,631	$2,709,399	$55,200	$2,816,230
August 2016-July 2017	21,616	2,079,928	27,600	2,129,144
August 2017-July 2018	-	2,019,201	-	2,019,201
August 2018-July 2019	-	1,891,799	-	1,891,799
August 2019-July 2020	-	1,496,873	-	1,496,873
Thereafter	-	2,614,341	-	2,614,341
	$73,247	$12,811,541	$82,800	$12,967,588

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

Note 13. Income Taxes

For the three months ended July 31, 2015 and 2014, our effective income tax rates were 33% and 30%, respectively. The lower effective tax rate for the three month period ended July 31, 2014 was primarily due to an increased income tax benefit related to income tax credits as a percentage of the lower pre-tax income.

We filed income tax returns in the United States federal jurisdiction and in several state jurisdictions. No jurisdiction is currently examining our tax filings for any tax years.

Note 14.   Segment Reporting

We have three business segments (i) Washington Gold, (ii) South Dakota Gold, and (iii) Corporate. For the three month period ended July 31, 2015, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses.

Summarized financial information for our reportable segments is shown in the following table. The Corporate column includes corporate-related items, results of insignificant operations, and segment loss and income and expenses not allocated to other reportable segments.

	As of and for the Three Months Ended July 31, 2015
	Washington Gold	South Dakota Gold	Corporate	Total
Net revenue	$13,763,744	$2,179,030	$-	$15,942,774
Casino and food and beverage expense	7,449,584	1,911,091	-	9,360,675
Marketing and administrative expense	4,066,833	74,122	-	4,140,955
Facility and other expenses	522,757	35,991	749,467	1,308,215
Depreciation and amortization	356,178	151,520	3,096	510,794
Operating income (loss)	1,534,758	3,421	(752,563)	785,616
Assets	19,899,834	1,583,623	21,919,940	43,403,397
Additions to property and equipment	96,397	19,815	-	116,212

	As of and for the Three Months Ended July 31, 2014
	Washington Gold	South Dakota Gold	Corporate	Total
Net revenue	$13,342,038	$2,565,344	$1,232	$15,908,614
Casino and food and beverage expense	7,276,749	2,197,868	-	9,474,617
Marketing and administrative expense	4,034,802	77,818	-	4,112,620
Facility and other expenses	515,669	24,218	589,897	1,129,784
Depreciation and amortization	370,682	172,666	1,687	545,035
Operating income (loss)	1,144,136	92,774	(590,352)	646,558
Assets	15,810,755	1,990,413	27,962,738	45,763,906
Additions to property and equipment	126,453	14,332	-	140,785

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2015, filed on Form 10-K with the SEC on July 27, 2015.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2015, filed on Form 10-K with the SEC on July 27, 2015.

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

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2015 AND JULY 31, 2014

Net revenues. Net revenues were $15.9 million for both the three month period ended July 31, 2015, and the same period ended July 31, 2014. Washington revenues were up $0.4 million, or 3%, due to an 8% increase table drop offset by a 1% decrease in hold percentage. Our Washington table play increase was helped by the closure of a competitor. While table games revenue was above the prior year quarter, poker revenue continues to lag behind prior periods. South Dakota revenues decreased $0.4 million, or 3%, due to lower handle as a result of fewer units in operation and a slightly lower hold percentage. Our primary market of tourists has been flat compared to prior year. Overall, total company casino revenue decreased by $0.1 million but was offset by $0.1 million increase in food and beverage revenue.

Total operating expenses. Total operating expenses decreased $0.1 million to $15.2 million from $15.3 million for the three month period ended July 31, 2015, compared to the same period ended July 31, 2014. Casino expenses decreased $0.2 million, or 2%, when compared to the same period last year primarily due to lower revenue driven commissions and gaming taxes in South Dakota. Corporate expenses increased $0.2 million, or 28%, when compared to the same period last year due to acquisition related expenses of $0.2 million. A $0.2 million gain was recorded on the sale of the Golden Nugget during the quarter. Marketing and administration, facilities, food and beverage, depreciation and amortization and other expenses remained relatively steady when compared to the same period last year.

Non-operating income (expense). Net interest expense decreased $39,393, or 28%, for the three month period ended July 31, 2015, compared to the three month period ended July 31, 2014. The decrease resulted primarily from the $3.8 million reduction of outstanding debt since July 31, 2014.

Income Taxes. For the three months ended July 31, 2015, our effective income tax rate was 33% compared to 30% in the prior year’s quarter ended July 31, 2014, and the federal statutory rate of 34%. The lower effective tax rate for the three month period ended July 31, 2014 was primarily due to an increased income tax benefit related to income tax credits as a percentage of the lower pre-tax income.

Net income. Net income was $457,996 compared to $354,029 for the three month periods ended July 31, 2015 and July 31, 2014, respectively. The increase is primarily the result of the gain on the sale of the Golden Nugget in Washington. The Golden Nugget had been operating at a $0.3 million annual operating loss in the prior year.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, write-offs of project development costs, acquisition costs, litigation charges, non-cash stock grants, non-cash employee stock purchase plan discounts, exclusion of net income or loss from assets held for sale, and net losses/gains from asset dispositions. Adjusted EBITDA excludes the impact of slot and table games hold percentages compared to the prior year. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results, to compare to the performance of other companies that also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by segment for the three months ended July 31, 2015 and July 31, 2014:

	For the three months ended July 31, 2015
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$14,810,002	$2,184,475	$-	$16,994,477
Less promotional allowances	(1,046,258)	(5,445)	-	(1,051,703)
Net revenues	13,763,744	2,179,030	-	15,942,774

Expenses:	12,031,265	2,021,203	539,151	14,591,619
Adjusted EBITDA	$1,732,479	$157,827	$(539,151)	$1,351,155

	For the three months ended July 31, 2014
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$14,375,412	$2,584,394	$1,232	$16,961,038
Less promotional allowances	(1,033,374)	(19,050)	-	(1,052,424)
Net revenues	13,342,038	2,565,344	1,232	15,908,614

Expenses:	11,826,122	2,307,937	575,033	14,709,092
Adjusted EBITDA	$1,515,916	$257,407	$(573,801)	$1,199,522

Adjusted EBITDA reconciliation to net income:

	For the three months ended
	July 31, 2015	July 31, 2014

Net income	$457,996	$354,029
Adjustments:
Net interest expense and change in swap fair value	100,108	139,500
Income tax expense	227,512	153,029
Depreciation and amortization	510,794	545,035
Acquisition expenses	180,120	-
Stock options amortization and employee stock purchases	30,195	14,862
Gain on sale of assets	(163,481)	(8,032)
Deferred rent amortization	7,911	1,099
Adjusted EBITDA	$1,351,155	$1,199,522

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three month periods ended July 31, 2015 and July 31, 2014:

	Three Months Ended
	July 31,	July 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(968,766)	$980,468
Investing activities	$(1,221,906)	$(42,937)
Financing activities	$802,931	$(387,577)

Operating activities. Net cash provided by operating activities during the three month period ended July 31, 2015, decreased by $1,949,234 over the comparable period in the prior fiscal year. This decrease mainly resulted from the $0.8 million decrease in payroll and related liability and the $0.7 million increase in South Dakota operation’s prepaid and receivables as a result of the payment of annual device fees.

Investing activities. Net cash used in investing activities during the three month period ended July 31, 2015 increased by $1,178,969 over the comparable period in the prior fiscal year primarily due to the $1.5 million deposit paid toward the Club Fortune Casino acquisition, offset by the $0.3 million proceeds from the asset sale of the Golden Nugget casino.

Financing activities. Net cash provided by financing activities during the three month period ended July 31, 2015 increased $1,190,508 over the comparable period in the prior fiscal year. The increase mainly resulted from borrowing the $1.5 million Club Fortune deposit, offset by the $0.3 million payment on our Credit Facility from the Golden Nugget proceeds.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

On May 22, 2015, the Company announced that, through a subsidiary, it had entered into a definitive agreement with Gaming Ventures of Las Vegas, Inc. to acquire the assets of the Club Fortune Casino in Henderson, Nevada for a purchase price of $14.2 million in cash and approximately 1.2 million shares of the Company’s common stock. The closing is subject to regulatory and financing requirements and is expected to close in the third quarter of the Company’s fiscal year ended April 30, 2016. The Company has a commitment from Mutual of Omaha bank to finance the acquisition with an expansion of the Company’s existing credit facility. The Club Fortune Casino includes a 35,000 square foot building and 8 acres of land. The casino floor has approximately 25,000 square feet of gaming space, over 500 slot machines and 7 table games including a poker room. The facility also has a restaurant, two bars, an entertainment lounge, snack bar and gift shop. In May of 2015, the Company paid a $1.5 million deposit towards the acquisition, financed through the current Mutual of Omaha credit agreement.

On June 29, 2015, the company sold its Golden Nugget casino in Tukwila, Washington for $0.3 million in cash. A gain on the sale of assets of $0.2 million was recorded in the first quarter of fiscal year ending April 30, 2016. Net Proceeds from the sale were used to further reduce the Company’s debt. The Golden Nugget generated a $0.3 million operating loss for the year ended April 30, 2015.

On July 31, 2015, outstanding indebtedness was $8,148,946. Our next principal reduction is due September 30, 2016. As of July 31, 2015, principal payments on the Credit Facility are as follows:

August 1, 2015 – July 31, 2016	$-
August 1, 2016 – July 31, 2017	$1,448,946
August 1, 2017 – July 31, 2018	$1,950,000
August 1, 2018 – December 10, 2018 (date of maturity)	$4,750,000

On July 31, 2015, excluding restricted cash of $1,535,092, we had cash and cash equivalents of $7,153,929. The restricted cash consists of funds for player supported jackpots.

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

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. As of July 31, 2015, we have a 3.4 ratio, which is sufficient to service debt and maintain operations.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of July 31, 2015.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed with the SEC on July 27, 2015.

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

Date: September 14, 2015

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier
Chief Financial Officer (Principal Financial Officer)

