Form 10-Q
period 2015-10-31
NEVADA GOLD & CASINOS INC
filed 2015-12-15
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 17,737,179 as of December 1, 2015.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2015	2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,513,482	$8,541,670
Restricted cash	1,441,007	1,724,439
Accounts receivable, net of allowances	639,219	297,316
Prepaid expenses	1,109,355	845,505
Deferred tax asset, current portion	267,594	863,366
Notes receivable, current portion	301,221	384,464
Inventory and other current assets	330,264	377,625
Total current assets	12,602,142	13,034,385

Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	1,107,670	1,314,467
Goodwill	16,028,625	16,103,583
Identifiable intangible assets, net of accumulated amortization of $7,372,751 and $6,811,799 at October 31, 2015 and April 30, 2015, respectively	4,077,359	4,561,377
Property and equipment, net of accumulated depreciation of $4,715,093 and $4,451,553 at October 31, 2015 and April 30, 2015, respectively	3,794,401	3,990,791
Deferred tax asset, net of current portion	2,773,568	2,706,430
Other assets	1,925,690	331,980
Total assets	$43,409,455	$43,143,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,172,598	$1,222,139
Accrued payroll and related	1,613,286	1,581,557
Accrued player's club points and progressive jackpots	1,530,605	1,993,537
Total current liabilities	4,316,489	4,797,233
Long-term debt	6,740,000	7,350,000
Other long-term liabilities	556,993	570,717
Total liabilities	11,613,482	12,717,950

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 17,307,706 and 17,134,928 shares issued and 16,524,869 and 16,352,091 shares outstanding at October 31, 2015, and April 30, 2015, respectively	2,076,933	2,056,200
Additional paid-in capital	25,119,286	24,845,094
Retained earnings	11,531,789	10,455,804
Treasury stock, 782,837 shares at October 31, 2015 and April 30, 2015, respectively, at cost	(6,932,035)	(6,932,035)
Total stockholders' equity	31,795,973	30,425,063
Total liabilities and stockholders' equity	$43,409,455	$43,143,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014
Revenues:
Casino	$14,262,197	$14,427,144	$28,360,893	$28,579,135
Food and beverage	2,479,077	2,559,929	4,922,187	4,928,870
Other	455,212	461,780	907,884	901,886
Gross revenues	17,196,486	17,448,853	34,190,964	34,409,891
Less promotional allowances	(1,062,273)	(1,089,023)	(2,113,975)	(2,128,747)
Net revenues	16,134,213	16,359,830	32,076,989	32,281,144
Expenses:
Casino	8,001,698	8,333,307	16,048,910	16,543,443
Food and beverage	1,295,320	1,371,296	2,608,717	2,642,019
Other	63,000	76,117	128,660	143,927
Marketing and administrative	4,042,140	4,132,066	8,183,095	8,251,038
Facility	492,066	532,848	985,221	1,016,514
Corporate	738,995	551,953	1,488,462	1,138,401
Depreciation and amortization	488,709	544,620	999,503	1,089,655
Loss (gain) on sale of assets	2,050	25,120	(161,430)	17,087
Total operating expenses	15,123,978	15,567,327	30,281,138	30,842,084
Operating income	1,010,235	792,503	1,795,851	1,439,060
Non-operating income (expenses):
Interest income	24,749	30,362	50,630	61,517
Interest expense and amortization of loan issue costs	(94,027)	(158,538)	(213,620)	(326,301)
Interest rate swap expense	(12,714)	(20,265)	(30,326)	(41,465)
Change in swap fair value	(9,133)	(20,654)	2,084	(2,346)
Write-off of marketable securities	-	(7,539)	-	(7,539)
Income before income tax expense	919,110	615,869	1,604,619	1,122,926
Income tax expense	(301,122)	(199,802)	(528,634)	(352,830)
Net income	$617,988	$416,067	$1,075,985	$770,096
Per share information:
Net income per common share - basic and diluted	$0.04	$0.03	$0.07	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	October 31,	October 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,075,985	$770,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	999,503	1,089,655
Change in deferred income taxes	528,634	352,830
Amortization of deferred loan issuance costs	85,041	45,054
Stock-based compensation	110,495	42,557
(Gain) loss on sale of assets	(161,430)	17,087
Write-off of marketable securities	-	7,539
Amortization of deferred rent	12,863	2,197
Change in swap fair value	(2,084)	2,346
Other	869	(457)
Changes in operating assets and liabilities:
Restricted cash	283,432	(122,326)
Receivables and other assets	(587,200)	(401,250)
Accounts payable and accrued liabilities	(529,995)	751,392
Net cash provided by operating activities	1,816,113	2,556,720
Cash flows from investing activities:
Purchase of property and equipment	(277,485)	(580,805)
Collections on notes receivable	290,040	178,989
Deposit paid for casino acquisition	(1,500,000)	-
Capitalized licensing costs	(76,934)	-
Proceeds from the sale of assets	300,520	9,125
Net cash used in investing activities	(1,263,859)	(392,691)
Cash flows from financing activities:
Repayment of credit facilities	(2,110,000)	(2,150,000)
Employee stock plan purchases	28,280	26,188
Repayment of capital lease	(25,372)	(7,402)
Proceeds from credit facilities	1,500,000	-
Payment of loan costs	(149,500)	-
Cash proceeds from exercise of stock options	176,150	-
Net cash used in financing activities	(580,442)	(2,131,214)

Net (decrease) increase in cash and cash equivalents	(28,188)	32,815
Cash and cash equivalents at beginning of period	8,541,670	7,738,985
Cash and cash equivalents at end of period	$8,513,482	$7,771,800

Supplemental cash flow information:
Cash paid for interest	$162,566	$328,168

Non-cash investing and financing activities:
Acquisition of equipment via capital lease	$-	$38,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at October 31, 2015 and April 30, 2015, condensed consolidated statements of operations for the three and six months ended October 31, 2015 and 2014, and condensed consolidated statements of cash flows for the six months ended October 31, 2015 and 2014. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2015 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2015 are not necessarily indicative of the results expected for the full year.

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

Note 2.   Critical Accounting Policies

Revenue Recognition

We record revenues from casino operations on the accrual basis as earned. The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. We record the redemption of coupons and points for cash as a reduction of revenue as they are earned. These amounts are included in promotional allowances in the accompanying condensed consolidated statements of operations. The estimated cost of providing such complimentary services included in casino expense in the accompanying condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014

Food and beverage	$845,540	$813,404	$1,692,093	$1,592,749
Other	32,933	30,323	65,357	67,124
Total cost of complimentary services	$878,473	$843,727	$1,757,450	$1,659,873

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

New Accounting Pronouncements and Legislation Issued

In November 2015, the Financial Accounting Standards Board ("FASB") issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance in the fourth quarter of fiscal 2016. The adoption will have no effect on the Company's results of operations.

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB issued Update 2015-15, which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Debt issuance costs related to line-of-credit of arrangements can be recorded as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects to adopt this guidance in the first quarter of fiscal 2017. The adoption will have no effect on the Company's results of operations.

In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016 (including interim periods within those periods). Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.

In April 2014, the FASB issued amended accounting guidance that changes the criteria for reporting discontinued operations and expands the related disclosure requirements. This guidance is effective in the first quarter of our fiscal year 2016. The Company adopted this guidance during the first quarter of fiscal year 2016 with no material impact on our financial position or results of operations. The Golden Nugget casino was not considered a significant component of the Company and therefore the sale was not treated as discontinued operations. See Goodwill and Intangible Assets footnote.

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

Note 3. Restricted Cash

As of October 31, 2015 and April 30, 2015, we maintained $1,441,007 and $1,724,439, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

As of October 31, 2015 and April 30, 2015, we had net notes receivable of $1,408,891 and $1,698,931, respectively. We record revenues from interest on notes receivable on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectability is reasonably certain.

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2,325,000 note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

As of October 31, 2015, the remaining principal and interest payments are scheduled to be made as follows:

•	Beginning November 1, 2015, nineteen monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $797,705 which is due on the maturity date of June 1, 2017.

Through October 31, 2015, GI has timely made required principal and interest payments, including a prepayment of $100,000 in October, 2015.

Note 5. Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, as well as the South Dakota Gold slot route on January 27, 2012, we have goodwill and intangible assets of $20,105,984, net of amortization for intangible assets with finite lives. As a result of the sale of the Golden Nugget, Washington Gold’s goodwill was reduced by $74,958 during the six months ended October 31, 2015.

The change in the carrying amount of goodwill and other intangible assets for the six months ended October 31, 2015 is as follows:

	Total	Goodwill	Other intangible assets, net
Balance as of April 30, 2015	$20,664,960	$16,103,583	$4,561,377
Current year amortization	(560,952)	-	(560,952)
Gaming license	76,934	-	76,934
Sale of Golden Nugget	(74,958)	(74,958)	-
Balance as of October 31, 2015	$20,105,984	$16,028,625	$4,077,359

Goodwill and net other intangible assets by segment as of October 31, 2015 are as follows:

	Total	Goodwill	Other intangible assets, net
Washington Gold	$17,193,010	$14,092,154	$3,100,856
South Dakota Gold	2,447,185	1,936,471	510,714
Corporate	465,789	-	465,789
Balance as of October 31, 2015	$20,105,984	$16,028,625	$4,077,359

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of October 31, 2015 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,853,321	$(6,103,751)	$1,749,570
Non-compete agreements	1,269,000	(1,269,000)	-
State gaming registration	465,789	-	465,789
Trade names	1,862,000	-	1,862,000
Total	$11,450,110	$(7,372,751)	$4,077,359

The useful lives of acquired intangibles related to customer relationships is 7.0 years. The estimated future annual amortization of intangible assets, which excludes trade names and state gaming registration, is as follows:

Period	Amount
November 2015-October 2016	$928,683
November 2016-October 2017	579,515
November 2017-October 2018	202,086
November 2018-October 2019	39,286
Total	$1,749,570

Note 6.   Other Assets

Other assets consisted of the following:

	October 31, 2015	April 30, 2015
Deferred loan issue cost, net	$355,033	$261,323
Club Fortune deposit	1,500,000	-
Other	70,657	70,657
Other assets	$1,925,690	$331,980

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the effective interest rate method over the expected terms of the related debt agreements and are included in other assets on our condensed consolidated balance sheets.

On May 22, 2015, the Company announced that, through a wholly-owned subsidiary, it had entered into a definitive agreement with Gaming Ventures of Las Vegas, Inc. to acquire the assets of the Club Fortune Casino in Henderson, Nevada for a purchase price of $14.2 million in cash and approximately 1.2 million shares of the Company’s common stock. As of the quarter ended October 31, 2015, the Company had capitalized an additional $178,751 in deferred loan issue costs incurred for loan commitment fees from Mutual of Omaha bank to finance the acquisition through an expansion of the Company’s existing credit facility. In May of 2015, the Company paid a $1.5 million deposit towards the acquisition. See the Subsequent Event footnote for further information.

Note 7.   Long-Term Debt

Our long-term financing obligations are as follows:

	October 31,	April 30,
	2015	2015
$12.75 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, increasing quarterly reductions beginning March 31, 2014 through September 30, 2018, and the remaining $4,250,000 principal due on the maturity date of December 10, 2018	$6,740,000	$7,350,000
Less: current portion	-	-
Total long-term financing obligations	$6,740,000	$7,350,000

The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which is determined quarterly, based on the total leverage ratio for the trailing twelve month period. The interest rate on the balance as of October 31, 2015, is 3.194%. In addition, the Company was required to fix the interest rate on at least 50% of the borrowing through a swap agreement. For the six months ended October 31, 2015, we have paid $1,260,000 more than the scheduled principal reductions.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio and lease adjusted fixed charge coverage ratio. We are in compliance with the covenant requirements of the Credit Facility as of October 31, 2015.

In connection with the refinancing transaction in the third quarter of fiscal 2014, the Company paid $450,000 in fees and other costs which have been capitalized and included in other assets on the condensed consolidated balance sheet. As of the six months ended October 31, 2015, the Company capitalized $178,751 in deferred loan issue costs incurred for loan commitment fees from Mutual of Omaha bank to finance the Club Fortune acquisition through an expansion of the Company’s existing credit facility. See the Subsequent Events footnote for further information.

Note 8.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the remaining Credit Facility principal balance. As of October 31, 2015, the Company had one outstanding interest rate swap with MOOB with a notional amount of $4,937,500 at a swap rate of 1.52%, which as of October 31, 2015, effectively converts $4,937,500 of our floating-rate debt to a synthetic fixed rate of 4.52%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.52% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of October 31, 2015 is set at 0.19685%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. As a result of our evaluation of our interest rate swap as of October 31, 2015, we recorded a $9,133 decrease in our interest rate swap fair value for the three months ended October 31, 2015. As of October 31, 2015, our interest rate swap fair value is a $66,867 liability which is included in other long-term liabilities on the condensed consolidated balance sheet.

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

On October 12, 2015, the Committee granted stock to the board of directors as part of a revision of director compensation with $10,000 in annual compensation paid in the form of a stock grant and reducing the cash compensation by $5,000 per director. The Committee also granted 12,600 shares of restricted stock to our VP of Washington Operations to vest over three years.

A summary of stock option activity under our share-based payment plans for the six months ended October 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Year)	Value
Outstanding at April 30, 2015	895,000	$1.08
Granted	-
Exercised	(135,000)	$1.33
Forfeited or expired	-
Outstanding at October 31, 2015	760,000	$1.09	6.69	$500,400

Exercisable at October 31, 2015	610,000	$1.05	6.14	$422,400

Available for grant at October 31, 2015	642,815

There were 135,000 stock options exercised during the six months ended October 31, 2015. As of October 31, 2015, there was a total of $99,380 of unamortized compensation cost related to stock options, which is expected to be recognized over a weighted-average of approximately 0.9 years.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. The number of shares available for issuance under the 2010 Plan is a total of 500,000 shares.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of October 31, 2015, approximately 424,027 shares were issued under the 2010 Plan.

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

Note 11.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014
Numerator:
Basic and Diluted:
Net income available to common shareholders	$617,988	$416,067	$1,075,985	$770,096

Denominator:
Basic weighted average number of common shares outstanding	16,489,409	16,213,307	16,453,307	16,206,721
Dilutive effect of common stock options and warrants	206,291	167,787	197,849	175,438

Diluted weighted average number of common shares outstanding	16,695,700	16,381,094	16,651,156	16,382,159

Net income per common share - basic	$0.04	$0.03	$0.07	$0.05
Net income per common share - diluted	$0.04	$0.03	$0.07	$0.05

Note 12.   Commitments and Contingencies

As a result of acquiring facilities in Washington and South Dakota and our commitment to lease office space for our corporate headquarters in Las Vegas, Nevada, as of October 31, 2015, we have future annual minimum lease payments as follows:

Period	Corporate Office	Washington Gold	South Dakota Gold	Total

November 2015-October 2016	$51,779	$2,568,395	$55,200	$2,675,374
November 2016-October 2017	8,646	1,985,205	13,800	2,007,651
November 2017-October 2018	-	2,034,401	-	2,034,401
November 2018-October 2019	-	1,746,950	-	1,746,950
November 2019-October 2020	-	1,508,827	-	1,508,827
Thereafter	-	2,232,104	-	2,232,104
	$60,425	$12,075,882	$69,000	$12,205,307

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

Note 13. Income Taxes

For the three months ended October 31, 2015 and 2014, our effective income tax rates were a 33% and 32%, respectively. For the six months ended October 31, 2015 and 2014, our effective income tax rates were a 33% expense and 32%, respectively. The difference between the federal statutory rate of 34% and the effective tax rate is due to general business credits.

At October 31, 2015, we have $3.0 million in net deferred tax assets, which is primarily a result of the $7.8 million in receivables that have been fully reserved for book purposes. We believe that it is more-likely-than-not that the deferred tax assets will eventually be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

We filed income tax returns in the United States federal jurisdiction. No jurisdiction is currently examining our tax filings for any tax years.

Note 14.   Segment Reporting

We have three business segments (i) Washington Gold, (ii) South Dakota Gold, and (iii) Corporate. For the three and six month periods ended October 31, 2015, the Washington Gold segment consists of the Washington mini-casinos, the South Dakota Gold segment consists of our slot route operation in South Dakota, and the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses.

Summarized financial information for our reportable segments is shown in the following table. The Corporate column includes corporate-related items, results of insignificant operations, and segment loss and income and expenses not allocated to other reportable segments.

	As of and for the Three Months Ended October 31, 2015
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$13,727,547	$2,406,666	$-	$16,134,213
Casino and food and beverage expense	7,226,799	2,070,219	-	9,297,018
Marketing and administrative expense	3,986,862	55,278	-	4,042,140
Facility, corporate and other expenses	523,218	29,201	741,642	1,294,061
Depreciation and amortization	332,251	153,362	3,096	488,709
Operating income (loss)	1,657,937	97,036	(744,738)	1,010,235
Assets	22,102,034	1,615,510	19,691,911	43,409,455
Additions to property and equipment	102,533	58,739	-	161,272

	As of and for the Three Months Ended October 31, 2014
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$13,718,817	$2,640,397	$616	$16,359,830
Casino and food and beverage expense	7,470,038	2,234,565	-	9,704,603
Marketing and administrative expense	4,074,923	57,143	-	4,132,066
Facility, corporate and other expenses	570,233	35,536	555,149	1,160,918
Depreciation and amortization	369,110	172,225	3,285	544,620
Operating income (loss)	1,234,514	116,335	(558,346)	792,503
Assets	16,392,191	2,072,793	25,822,837	44,287,821
Additions to property and equipment	157,050	236,941	43,598	437,589

	As of and for the Six Months Ended October 31, 2015
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$27,491,292	$4,585,697	$-	$32,076,989
Casino and food and beverage expense	14,676,317	3,981,310	-	18,657,627
Marketing and administrative expense	8,053,695	129,400	-	8,183,095
Facility, corporate and other expenses	1,046,043	65,191	1,491,109	2,602,343
Depreciation and amortization	688,429	304,882	6,192	999,503
Segment operating income (loss)	3,192,695	100,457	(1,497,301)	1,795,851
Segment assets	22,102,034	1,615,510	19,691,911	43,409,455
Additions to property and equipment	198,930	78,555	-	277,485

	As of and for the Six Months Ended October 31, 2014
	Washington Gold	South Dakota Gold	Corporate	Total

Net revenue	$27,060,855	$5,218,441	$1,848	$32,281,144
Casino and food and beverage expense	14,723,455	4,462,007	-	19,185,462
Marketing and administrative expense	8,109,727	141,311	-	8,251,038
Facility, corporate and other expenses	1,084,934	45,531	1,168,376	2,298,842
Depreciation and amortization	739,792	344,891	4,972	1,089,655
Segment operating income (loss)	2,401,979	209,109	(1,172,028)	1,439,060
Segment assets	16,392,191	2,072,793	25,822,837	44,287,821
Additions to property and equipment	283,503	291,986	43,598	619,087

Note 15.   Subsequent Event

The Company, through a wholly-owned subsidiary, acquired the assets of the Club Fortune Casino in Henderson, Nevada for a purchase price of $14,159,623 in cash and 1,190,476 restricted shares of the Company’s common stock. The December 1, 2015 acquisition was financed through an expansion of the Company’s existing credit facility to $23.0 million. The amended facility is scheduled to mature on November 30, 2020 and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which is determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin is 4.00% until the first rate adjustment on April 1, 2016. In addition, the Company is required to fix the interest rate for 50% of the facility by December 30, 2015 through a swap agreement. Quarterly commitment reductions of $625,000 begin January 31, 2016. The Company’s debt balance after the acquisition was $20.7 million leaving $2.3 million in availability and no principal payments required until October 2016.

The Amended Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2015, filed on Form 10-K with the SEC on July 27, 2015.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2015, filed on Form 10-K with the SEC on July 27, 2015.

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

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations and construction at existing facilities. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2015 AND OCTOBER 31, 2014

Net revenues. Net revenues were $16.1 million for the three month period ended October 31, 2015, and $16.4 million for the same period ended October 31, 2014. Washington revenues were even at $13.7 million for the quarter in the current and prior year in spite of the impact of selling the Golden Nugget property at the end of June 2015, which generated $0.7 million in net revenue during the prior year’s quarter. South Dakota revenues decreased $0.2 million, or 9%, due to lower handle as a result of 45 fewer units in operation. Overall, consolidated casino revenue decreased by $0.2 million.

Total operating expenses. Total operating expenses decreased $0.4 million to $15.1 million for the three month period ended October 31, 2015, compared to the same period ended October 31, 2014. Casino expenses decreased $0.3 million, or 4%, when compared to the same period last year primarily due to the sale of the Golden Nugget property and lower revenue driven commissions and gaming taxes in South Dakota, partially offset by increased employee insurance cost. Corporate expenses increased $0.2 million, or 34%, when compared to the same period last year primarily due to acquisition related expenses of $0.1 million and board of director’s stock compensation. Marketing and administration, facilities, food and beverage, depreciation and amortization and other expenses remained relatively steady when compared to the same period last year on a same property basis.

Non-operating income (expense). Net interest expense decreased $0.1 million, or 45%, for the three month period ended October 31, 2015, compared to the three month period ended October 31, 2014. The decrease resulted primarily from the $3.5 million reduction of outstanding debt since October 31, 2014.

Income Taxes. For the three months ended October 31, 2015, our effective income tax rate was 33% compared to 32% in the prior year’s quarter ended October 31, 2014. The difference between the federal statutory rate of 34% and the effective tax rate for the quarter is due to the utilization of general business credits.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2015 AND OCTOBER 31, 2014

Net revenues. Net revenues were $32.1 million for the six month period ended October 31, 2015, and $32.3 million for the same period ended October 31, 2014. Washington revenues were $27.5 million this year compared to $27.1 million in the prior year period. Washington ‘same property’ revenues increased $1.3 million over prior year considering our June 30, 2015 sale of the Golden Nugget property, which generated net revenue of $0.9 million in the July through October period last year. South Dakota revenues decreased $0.6 million, or 12%, due to lower handle as a result of fewer units in operation. Overall, consolidated casino revenue decreased by $0.2 million.

Total operating expenses. Total operating expenses decreased $0.6 million to $30.3 million for the six month period ended October 31, 2015, compared to the same period ended October 31, 2014. Casino expenses decreased $0.5 million, or 3%, when compared to the same period last year primarily due to the sale of the Golden Nugget property and lower revenue driven commissions and gaming taxes in South Dakota, partially offset by increased employee insurance cost. Corporate expenses increased $0.4 million, or 31%, when compared to the same period last year primarily due to acquisition related expenses of $0.3 million and employee and director compensation. Marketing and administration, facilities, food and beverage, depreciation and amortization and other expenses remained relatively steady when compared to the same period last year on a same property basis.

Non-operating income (expense). Net interest expense decreased $0.1 million, or 37%, for the six month period ended October 31, 2015, compared to the six month period ended October 31, 2014. The decrease resulted primarily from the $3.5 million reduction of outstanding debt since October 31, 2014.

Income Taxes. For the six months ended October 31, 2015, our effective income tax rate was 33% compared to 31% in the prior year’s six months ended October 31, 2014. The difference between the federal statutory rate of 34% and the year to date effective tax rate is due to the utilization of general business credits.

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

The following table shows adjusted EBITDA by segment for the three months ended October 31, 2015 and October 31, 2014:

	For the three months ended October 31, 2015
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$14,784,720	$2,411,766	$-	$17,196,486
Less promotional allowances	(1,057,173)	(5,100)	-	(1,062,273)
Net revenues	13,727,547	2,406,666	-	16,134,213

Adjusted EBITDA	$1,995,624	$251,968	$(580,686)	$1,666,906

	For the three months ended October 31, 2014
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$14,803,690	$2,644,547	$616	$17,448,853
Less promotional allowances	(1,084,873)	(4,150)	-	(1,089,023)
Net revenues	13,718,817	2,640,397	616	16,359,830

Adjusted EBITDA	$1,604,721	$313,154	$(524,253)	$1,393,622

The following table shows adjusted EBITDA by segment for the six months ended October 31, 2015 and October 31, 2014:

	For the six months ended October 31, 2015
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$29,594,722	$4,596,242	$-	$34,190,964
Less promotional allowances	(2,103,430)	(10,545)	-	(2,113,975)
Net revenues	27,491,292	4,585,697	-	32,076,989

Adjusted EBITDA	$3,728,103	$409,795	$(1,119,836)	$3,018,062

	For the six months ended October 31, 2014
	Washington Gold	South Dakota Gold	Corporate - Other	Total
Revenues:
Gross revenues	$29,179,101	$5,228,942	$1,848	$34,409,891
Less promotional allowances	(2,118,247)	(10,500)	-	(2,128,747)
Net revenues	27,060,854	5,218,442	1,848	32,281,144

Adjusted EBITDA	$3,120,637	$570,562	$(1,098,055)	$2,593,144

Adjusted EBITDA reconciliation to net income:
	For the three months ended
	October 31, 2015	October 31, 2014

Net income	$617,988	$416,067
Adjustments:
Net interest expense and change in swap fair value	91,125	169,095
Income tax expense	301,122	199,802
Depreciation and amortization	488,709	544,620
Acquisition expenses	80,660	-
Stock compensation and employee stock purchases	80,300	30,281
Loss on sale of assets	2,050	25,120
Write off of marketable securities	-	7,539
Deferred rent amortization	4,952	1,098
Adjusted EBITDA	$1,666,906	$1,393,622

	For the six months ended
	October 31, 2015	October 31, 2014

Net income	$1,075,985	$770,096
Adjustments:
Net interest expense and change in swap fair value	191,232	308,595
Income tax expense	528,634	352,830
Depreciation and amortization	999,503	1,089,655
Acquisition expenses	260,780	-
Stock compensation and employee stock purchases	110,495	45,145
Loss (gain) on sale of assets	(161,430)	17,087
Write off of marketable securities	-	7,539
Deferred rent amortization	12,863	2,197
Adjusted EBITDA	$3,018,062	$2,593,144

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six month periods ended October 31, 2015 and October 31, 2014:

	Six Months Ended
	October 31,	October 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$1,816,113	$2,556,720
Investing activities	$(1,263,859)	$(392,691)
Financing activities	$(580,442)	$(2,131,214)

Operating activities. Net cash provided by operating activities during the six month period ended October 31, 2015, decreased by $740,607 over the comparable period in the prior fiscal year. This decrease mainly resulted from the timing of current liability payments and the payouts of accrued gaming progressives.

Investing activities. Net cash used in investing activities during the six month period ended October 31, 2015 increased by $871,168 over the comparable period in the prior fiscal year primarily due to the $1.5 million deposit paid toward the Club Fortune Casino acquisition, partially offset by the $0.3 million proceeds from the asset sale of the Golden Nugget casino and $0.3 million decrease in purchases of property and equipment.

Financing activities. Net cash used by financing activities during the six month period ended October 31, 2015 decreased $1,550,772 over the comparable period in the prior fiscal year. The increase mainly resulted from the additional draw down of the Company’s credit agreement to fund the $1.5 million Club Fortune deposit.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

The Company, through a wholly-owned subsidiary, acquired the assets of the Club Fortune Casino in Henderson, Nevada for a purchase price of $14,159,623 in cash and 1,190,476 restricted shares of the Company’s common stock. The December 1, 2015 acquisition was financed through an expansion of the Company’s existing credit facility to $23.0 million. The amended facility is scheduled to mature on November 30, 2020 and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which is determined quarterly, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin is 4.00% until the first rate adjustment on April 1, 2016. In addition, the Company is required to fix the interest rate for 50% of the facility by December 30, 2015 through a swap agreement. Quarterly commitment reductions of $625,000 begin January 31, 2016. The Company’s debt balance after the acquisition was $20.7 million leaving $2.3 million in availability and no principal payments required until October 2016.

The Club Fortune Casino includes a 35,000 square foot building and 8 acres of land. The casino floor has approximately 25,000 square feet of gaming space, over 500 slot machines and 7 table games including a poker room. The facility also has a restaurant, two bars, an entertainment lounge, snack bar and gift shop.

On October 31, 2015, excluding restricted cash of $1,441,007, we had cash and cash equivalents of $8,513,482. The restricted cash consists of funds for player supported jackpots.

Our condensed consolidated financial statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. We believe that funds from operations will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful. Should cash resources not be sufficient to meet our current obligations as they come due, repay or refinance our long-term debt, and acquire operations that generate positive cash flow, we would be required to curtail our activities and maintain, or grow, at a pace that cash resources could support.

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. As of October 31, 2015, we have a 2.9 ratio, which is sufficient to service debt and maintain operations.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of October 31, 2015.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.3	Amended and Restated Credit Agreement dated November 30, 2015 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2015).

10.4	Asset Purchase Agreement between Gaming Ventures of Las Vegas, Inc., as seller, and Nevada Gold & Casinos LV, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2015).

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2015

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier
Chief Financial Officer
(Principal Financial Officer)

