Form 10-Q
period 2016-01-31
NEVADA GOLD & CASINOS INC
filed 2016-03-16
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 17,763,856 as of March 1, 2016.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,822,156	$8,541,670
Restricted cash	1,525,803	1,724,439
Accounts receivable, net of allowances	768,163	297,316
Prepaid expenses	1,603,449	845,505
Deferred tax asset, current portion	882,394	863,366
Notes receivable, current portion	411,370	384,464
Inventory and other current assets	1,027,181	377,625
Total current assets	15,040,516	13,034,385

Real estate held for sale	1,100,000	1,100,000
Notes receivable, net of current portion	849,059	1,314,467
Goodwill	18,860,059	16,103,583
Intangible assets, net of accumulated amortization of $7,678,862 and
$6,811,799 at January 31, 2016 and April 30, 2015, respectively	5,316,520	4,561,377
Property and equipment, net of accumulated depreciation
of $5,143,361 and $4,451,553 at January 31, 2016 and
April 30, 2015, respectively	15,431,612	3,990,791
Deferred tax asset, net of current portion	1,875,176	2,706,430
Other assets	267,567	331,980
Total assets	$58,740,509	$43,143,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,478,394	$1,222,139
Accrued payroll and related	1,365,751	1,581,557
Accrued player's club points and progressive jackpots	1,945,031	1,993,537
Total current liabilities	4,789,176	4,797,233
Long-term debt	18,594,044	7,350,000
Other long-term liabilities	814,777	570,717
Total liabilities	24,197,997	12,717,950

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000
shares authorized; 18,526,693 and 17,134,928 shares issued and 17,743,856 and 16,352,091 shares outstanding at January 31, 2016, and April 30, 2015, respectively	2,223,212	2,056,200
Additional paid-in capital	27,253,193	24,845,094
Retained earnings	11,998,142	10,455,804
Treasury stock, 782,837 shares at January 31, 2016 and April 30, 2015, respectively, at cost	(6,932,035)	(6,932,035)
Total stockholders' equity	34,542,512	30,425,063
Total liabilities and stockholders' equity	$58,740,509	$43,143,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015
Revenues:
Casino	$16,217,164	$13,821,745	$44,578,057	$42,400,880
Food and beverage	3,294,142	2,672,738	8,216,330	7,601,608
Other	529,568	432,329	1,437,452	1,334,215
Gross revenues	20,040,874	16,926,812	54,231,839	51,336,703
Less promotional allowances	(1,680,127)	(1,122,522)	(3,794,103)	(3,251,269)
Net revenues	18,360,747	15,804,290	50,437,736	48,085,434
Expenses:
Casino	8,166,630	7,338,366	24,074,390	23,733,827
Food and beverage	1,710,461	1,391,532	4,318,491	4,033,675
Other	94,500	72,804	223,035	210,032
Marketing and administrative	4,823,503	4,396,240	13,145,912	12,801,575
Facility	524,892	509,723	1,510,113	1,526,237
Corporate	1,121,138	675,846	2,612,247	1,814,505
Depreciation and amortization	739,699	553,910	1,739,202	1,643,565
(Gain) loss on sale of assets	(2,271)	24,613	(163,702)	41,700
Total operating expenses	17,178,552	14,963,034	47,459,688	45,805,116
Operating income	1,182,195	841,256	2,978,048	2,280,318
Non-operating income (expenses):
Interest income	22,794	29,066	73,424	90,583
Interest expense and amortization of loan issue costs	(187,894)	(127,035)	(401,514)	(453,337)
Interest rate swap expense	(21,006)	(19,495)	(51,332)	(60,960)
Change in swap fair value	(246,146)	(35,383)	(244,062)	(37,729)
Write-off of marketable securities	-	-	-	(7,539)
Income before income tax expense	749,943	688,409	2,354,564	1,811,336
Income tax expense	(283,592)	(240,301)	(812,226)	(593,131)
Net income	$466,351	$448,108	$1,542,338	$1,218,205
Per share information:
Net income per common share - basic	$0.03	$0.03	$0.09	$0.08

Net income per common share - diluted	$0.03	$0.03	$0.09	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	January 31,	January 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,542,338	$1,218,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,739,202	1,643,565
Change in deferred income taxes	812,226	593,133
Amortization of deferred debt issuance costs	104,329	67,566
Stock-based compensation	140,669	84,851
(Gain) loss on sale of assets	(163,702)	41,700
Write-off of licensing costs	54,729	-
Write-off of marketable securities	-	7,539
Amortization of deferred rent	24,502	4,067
Change in swap fair value	244,062	37,729
Other	1,524	906
Changes in operating assets and liabilities:
Restricted cash	198,636	(144,847)
Receivables and other assets	(1,432,555)	(372,534)
Accounts payable and accrued liabilities	(656,293)	394,549
Net cash provided by operating activities	2,609,667	3,576,429
Cash flows from investing activities:
Purchase of property and equipment	(400,742)	(627,674)
Collections on notes receivable	438,502	270,500
Club Fortune acquisition, net of cash acquired	(13,840,967)	-
Capitalized licensing costs	(96,935)	-
Proceeds from the sale of assets	305,820	1,125
Net cash used in investing activities	(13,594,322)	(356,049)
Cash flows from financing activities:
Repayment of credit facilities	(4,110,000)	(3,550,000)
Employee stock plan purchases	41,810	41,189
Repayment of capital lease	(170,391)	(10,590)
Proceeds from credit facilities	15,500,000	-
Payment of loan costs	(186,528)	-
Cash proceeds from exercise of stock options	190,250	14,700
Net cash provided by (used in) financing activities	11,265,141	(3,504,701)

Net increase (decrease) in cash and cash equivalents	280,486	(284,321)
Cash and cash equivalents at beginning of period	8,541,670	7,738,985
Cash and cash equivalents at end of period	$8,822,156	$7,454,664

Supplemental cash flow information:
Cash paid for interest	$310,786	$456,478

Non-cash investing and financing activities:
Issuance of stock to finance Club Fortune acquisition	$2,202,382	$-
Acquisition of equipment via capital lease	$-	$38,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at January 31, 2016 and April 30, 2015, condensed consolidated statements of operations for the three and nine months ended January 31, 2016 and 2015, and condensed consolidated statements of cash flows for the nine months ended January 31, 2016 and 2015. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2015 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2016 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Property taxes of $104,510 and $248,308 were reclassified from casino expense to administrative expense for the three and nine months ended January 31, 2015, respectively. Also, segment presentation of assets eliminated the impact of intercompany balances. Those reclassifications did not impact working capital, total assets, total liabilities, net income or stockholders’ equity.

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

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015
Food and beverage	$1,170,089	$808,941	$2,750,283	$2,401,566
Other	46,205	39,228	112,000	107,720
Total cost of complimentary services	$1,216,294	$848,169	$2,862,283	$2,509,286

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

New Accounting Pronouncements and Legislation Issued

In February 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

In November 2015, the FASB issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance in the fourth quarter of fiscal 2016. The adoption will have no effect on the Company's results of operations.

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

Note 3. Restricted Cash

As of January 31, 2016 and April 30, 2015, we maintained $1,525,803 and $1,724,439, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4. Notes Receivable

As of January 31, 2016 and April 30, 2015, we had net notes receivable of $1,260,429 and $1,698,931, respectively. We record revenues from interest on notes receivable on the accrual basis as earned. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectability is reasonably certain.

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2,325,000 note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

As of January 31, 2016, the remaining principal and interest payments are scheduled to be made as follows:

•	Beginning February 1, 2016, sixteen monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $743,302 which is due on the maturity date of June 1, 2017.

Through January 31, 2016, GI has timely made required principal and interest payments.

Note 5. Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, the South Dakota Gold slot route on January 27, 2012, and the Club Fortune Casino in Nevada on December 1, 2016 (see Acquisition of Club Fortune Casino footnote), we have goodwill and intangible assets of $24,176,579, net of amortization for intangible assets with finite lives. As a result of the sale of the Golden Nugget, Washington Gold’s goodwill was reduced by $74,958 during the nine months ended January 31, 2016.

The change in the carrying amount of goodwill and other intangible assets for the nine months ended January 31, 2016 is as follows:

	Total	Goodwill	Other intangible assets, net
Balance as of April 30, 2015	$20,664,960	$16,103,583	$4,561,377
Current year amortization	(867,063)	-	(867,063)
Gaming license	42,206	-	42,206
Acquisition of Club Fortune	4,411,434	2,831,434	1,580,000
Sale of Golden Nugget	(74,958)	(74,958)	-
Balance as of January 31, 2016	$24,176,579	$18,860,059	$5,316,520

Goodwill and net other intangible assets by segment as of January 31, 2016 are as follows:

	Total	Goodwill	Other intangible assets, net
Washington	$16,951,820	$14,092,154	$2,859,666
South Dakota	2,407,899	1,936,471	471,428
Nevada	4,385,799	2,831,434	1,554,365
Corporate	431,061	-	431,061
Balance as of January 31, 2016	$24,176,579	$18,860,059	$5,316,520

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets.  State gaming license and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of January 31, 2016 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,673,321	$(6,403,751)	$2,269,570
Non-compete agreements	1,379,000	(1,275,111)	103,889
State gaming license	431,061	-	431,061
Trade names	2,512,000	-	2,512,000
Total	$12,995,382	$(7,678,862)	$5,316,520

The weighted average useful lives of acquired intangibles related to customer relationships is 7.0 years and non-compete agreements is 3.0 years. The estimated future annual amortization of intangible assets, which excludes trade names and state gaming license, is as follows:

Period	Amount
February 2016-January 2017	$977,099
February 2017-January 2018	612,509
February 2018-January 2019	334,803
February 2019-January 2020	117,143
February 2020-January 2021	117,143
Thereafter	214,762
Total	$2,373,459

Note 6. Other Assets

Other assets consisted of the following:

	January 31, 2016	April 30, 2015
Debt issuance costs, net	$197,567	$261,323
Other	70,000	70,657
Other assets	$267,567	$331,980

Debt issuance costs not paid directly to the lender are capitalized and amortized using the effective interest rate method over the expected terms of the related debt agreements and are included in other assets on our condensed consolidated balance sheets.

Note 7. Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 30,
	2016	2015
$23.0 million reducing revolving credit agreement, less discount discount of $145,956, LIBOR plus an Applicable Margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining $11,125,000 principal due on the maturity date of November 30, 2020.	$18,594,044	$7,350,000
Less: current portion	-	-
Total long-term financing obligations	$18,594,044	$7,350,000

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve month period. The initial interest rate on the balance as of January 31, 2016, is 4.422%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of January 31, 2016, principal reductions due on the Credit Facility are as follows:

February 1, 2016 – January 31, 2017	$-
February 1, 2017 – January 31, 2018	1,365,000
February 1, 2018 – January 31, 2019	2,500,000
February 1, 2019 – January 31, 2020	2,500,000
February 1, 2020 – November 30, 2020	12,375,000
Total payments	18,740,000
Unamortized debt discount	(145,956)
Total long-term debt	$18,594,044

The unamortized debt discount above consists of debt costs paid directly to the lender. The discount is amortized over the period of the Credit Facility through interest expense.

During the current quarter, we paid $2.0 million to reduce the outstanding balance of the Credit Facility. As of January 31, 2016, we have $3.6 million available to borrow per the Credit Agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of January 31, 2016.

Note 8. Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of January 31, 2016, the Company had one outstanding interest rate swap with MOOB with a notional amount of $11,187,500 at a swap rate of 1.77%, which as of January 31, 2016, effectively converts $11,187,500 of our floating-rate debt to a synthetic fixed rate of 5.77%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of January 31, 2016 is set at 0.4238%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap as of January 31, 2016, we recorded a $246,146 decrease in our interest rate swap fair value for the three months ended January 31, 2016. As of January 31, 2016, our interest rate swap fair value is a $313,013 liability which is included in other long-term liabilities on the condensed consolidated balance sheet.

Note 9. Equity Transactions and Stock Option Plans

We have obligations under two employee stock plans: (1) the 2009 Equity Incentive Plan (the “2009 Plan”), and (2) the 2010 Employee Stock Purchase Plan, as amended (the “2010 Plan”).

The 2009 Plan

On April 14, 2009, our shareholders approved the 2009 Plan providing for the granting of awards to our directors, officers, employees and independent contractors. The number of common stock shares reserved for issuance under the 2009 Plan is 1,750,000 shares. The 2009 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has complete discretion under the plan regarding the vesting and service requirements, exercise price and other conditions. Under the 2009 Plan, the Committee is authorized to grant the following types of awards:

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

A summary of stock option activity under our share-based payment plans for the nine months ended January 31, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Year)	Value
Outstanding at April 30, 2015	895,000	$1.08
Granted	-
Exercised	(145,000)	$1.31
Forfeited or expired	-
Outstanding at January 31, 2016	750,000	$1.09	6.50	$819,500

Exercisable at January 31, 2016	650,000	$1.07	6.20	$724,500

Available for grant at January 31, 2016	672,400

As of January 31, 2016, there was a total of $70,705 of unamortized compensation cost related to stock options, which is expected to be recognized over a weighted-average of approximately 0.6 years.

Compensation cost for stock options granted is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant and using the weighted-average assumptions of (i) expected volatility, (ii) expected term, (iii) expected dividend yield, (iv) risk-free interest rate and (v) forfeiture rate. Expected volatility is based on historical volatility of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. There was a total of 500,000 shares available for issuance under the 2010 Plan.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are purchased at the end of each calendar quarter. As of January 31, 2016, approximately 430,704 shares were issued under the 2010 Plan. The 2010 Plan had a term of 5 years and expired on January 1, 2016. Therefore, no further stock will be issued under the plan.

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

Note 11. Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015
Numerator:
Basic and Diluted:
Net income available to common shareholders	$466,351	$448,108	$1,542,338	$1,218,205

Denominator:
Basic weighted average number of common shares outstanding	17,349,217	16,225,562	16,751,944	16,212,916
Dilutive effect of common stock options and warrants	295,509	285,807	260,266	161,937

Diluted weighted average number of common shares outstanding	17,644,726	16,511,369	17,012,210	16,374,853

Net income per common share - basic	$0.03	$0.03	$0.09	$0.08
Net income per common share - diluted	$0.03	$0.03	$0.09	$0.07

Note 12. Commitments and Contingencies

As a result of acquiring facilities in Washington and South Dakota and our commitment to lease office space for our corporate headquarters in Las Vegas, Nevada, as of January 31, 2016, we have future annual minimum lease payments as follows:

Period	Corporate	Nevada	Washington	South Dakota	Total

February 2016-January 2017	$47,554	$10,200	$2,986,299	$55,200	$3,099,253
February 2017-January 2018	-	5,950	3,032,848	-	3,038,798
February 2018-January 2019	-		3,074,146	-	3,074,146
February 2019-January 2020	-		2,548,842	-	2,548,842
February 2020-January 2021	-		2,419,444	-	2,419,444
Thereafter	-		2,079,325	-	2,079,325
	$47,554	$16,150	$16,140,904	$55,200	$16,259,808

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

Note 13. Income Taxes

For the three months ended January 31, 2016 and 2015, our effective income tax rates were 36% and 35%, respectively. For the nine months ended January 31, 2016 and 2015, our effective income tax rates were 34% and 33%, respectively. The difference between the federal statutory rate of 34% and the current quarter’s effective tax rate is primarily due to permanent differences that increase taxable income.

At January 31, 2016, we have $2.8 million in net deferred tax assets, which is primarily a result of the $7.8 million in receivables that have been fully reserved for book purposes. We believe that it is more-likely-than-not that the deferred tax assets will be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

We filed income tax returns in the United States federal jurisdiction. No jurisdiction is currently examining our tax filings for any tax years. All of the Company’s tax positions are considered more-likely-than-not to be sustained upon an IRS examination.

Note 14. Segment Reporting

We have three business segments and Corporate: (i) Washington, (ii) South Dakota and (iii) Nevada. For the three and nine month periods ended January 31, 2016, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, Nevada segment consists of Club Fortune casino (see Acquisition of Club Fortune Casino footnote) and the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses. The Corporate column also includes corporate-related items, results of insignificant operations, and segment loss and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments is shown in the following table.

	As of and for the Three Months Ended January 31, 2016
	Washington	South Dakota	Nevada	Corporate	Total
Net revenue	$14,647,144	$1,334,391	$2,379,212	$-	$18,360,747
Casino and food and beverage expense	7,254,960	1,292,036	1,330,095	-	9,877,091
Marketing and administrative expense	4,093,537	63,714	666,252	-	4,823,503
Facility, corporate and other expenses	521,844	41,685	55,863	1,121,138	1,740,530
Depreciation and amortization	340,034	156,209	240,360	3,096	739,699
Operating income (loss)	2,434,944	(220,456)	91,941	(1,124,234)	1,182,195
Assets	28,436,653	4,295,587	18,054,786	7,953,483	58,740,509
Purchase of property and equipment	112,167	3,679	7,413	-	123,259

	As of and for the Three Months Ended January 31, 2015
	Washington	South Dakota	Nevada	Corporate	Total
Net revenue	$14,356,584	$1,446,706	-	$1,000	$15,804,290
Casino and food and beverage expense	7,414,083	1,315,816	-	-	8,729,899
Marketing and administrative expense	4,306,962	89,278	-	-	4,396,240
Facility, corporate and other expenses	549,778	31,787	-	676,808	1,258,373
Depreciation and amortization	369,544	181,270	-	3,096	553,910
Operating income (loss)	1,716,185	(196,026)	-	(678,904)	841,255
Assets	29,388,634	4,855,319	-	8,841,280	43,085,233
Purchase of property and equipment	70,667	16,896	-	-	87,563

	As of and for the Nine Months Ended January 31, 2016
	Washington	South Dakota	Nevada	Corporate	Total
Net revenue	$42,138,437	$5,920,087	$2,379,212	$-	$50,437,736
Casino and food and beverage expense	21,796,442	5,266,344	1,330,095	-	28,392,881
Marketing and administrative expense	12,279,544	200,116	666,252	-	13,145,912
Facility, corporate and other expenses	1,570,409	106,876	55,863	2,612,247	4,345,395
Depreciation and amortization	1,028,465	461,090	240,360	9,287	1,739,202
Segment operating income (loss)	5,627,640	(119,999)	91,941	(2,621,534)	2,978,048
Segment assets	28,436,653	4,295,587	18,054,786	7,953,483	58,740,509
Purchase of property and equipment	311,097	82,233	7,413	-	400,743

	As of and for the Nine Months Ended January 31, 2015
	Washington	South Dakota	Nevada	Corporate	Total
Net revenue	$41,417,439	$6,665,147	-	$2,848	$48,085,434
Casino and food and beverage expense	22,025,610	5,741,892	-	-	27,767,502
Marketing and administrative expense	12,552,525	249,050	-	-	12,801,575
Facility, corporate and other expenses	1,628,380	100,541	-	1,821,853	3,550,774
Depreciation and amortization	1,109,336	526,161	-	8,068	1,643,565
Segment operating income (loss)	4,100,587	7,333	-	(1,827,602)	2,280,318
Segment assets	29,388,634	4,855,319	-	8,841,280	43,085,233
Purchase of property and equipment	354,169	268,169	-	43,618	665,956

Note 15. Acquisition of Club Fortune Casino

On November 30, 2015, the Company completed the acquisition of the Club Fortune casino in Henderson, Nevada pursuant to an Asset Purchase Agreement dated May 22, 2015 between Gaming Ventures of Las Vegas, Inc., as Seller and Nevada Gold & Casinos LV, LLC, a wholly owned subsidiary of the Company, as Buyer. The purchase price for the acquisition, exclusive of working capital, is $14,159,623 and 1,190,476 shares of common stock of the Company for a total purchase price of $16,362,004.

The acquisition was financed pursuant to an expansion of the Company’s existing Credit Agreement with Mutual of Omaha Bank (see Long-Term Debt footnote).

We incurred $0.6 million of acquisition related expenses through January 31, 2016, which are included in Corporate expense in our condensed consolidated statement of operations.

We have recorded Club Fortune casino’s assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates that reflect risk inherent in the future cash flows. The estimated fair values of Club Fortune casino’s assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our condensed consolidated financial statements at January 31, 2016, as we finalize our fair value analysis and such changes could be material.

The preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed was as follows (in millions):

Building	$5.8
Equipment	3.9
Land	2.1
Land improvements	0.2
Customer relationships	0.8
Tradename	0.7
Non-compete agreement	0.1
Goodwill	2.8
Working capital(1)	0.8
$17.2

(1)         Working capital includes $1.2 million of cash acquired. It also includes $0.3 million which was refunded to us in February, as part of the final working capital calculation.

The goodwill is the excess purchase price over the assets purchased and is primarily attributable to the assembled workforce and the synergies expected to arise due to our acquisition of Club Fortune. None of the goodwill associated with the acquisition is deductible for income tax purposes.

The fair value of building and equipment was primarily determined using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable. The fair value of the land was determined based on a market approach, analyzing recent sales or offerings of similar assets in the market to apply an appropriate price per acre.

The estimated fair value of the acquired tradename was determined using the royalty savings method, which is a risk-adjusted discounted cash flow approach.

The estimated fair values of customer relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as fixed assets, working capital, workforce and other intangible assets - was estimated through contributory asset capital charges. The value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.

Related to the acquisition, we were required to advance estimated deposits of $0.3 million, which were subsequently collected in February. Also, as required by the Asset Purchase Agreement, we paid an estimated working capital amount to the seller. Upon calculating the actual working capital amount, the $0.3 million excess was collected by us in February. Both amounts are in other current assets on our balance sheet.

The following unaudited pro forma data gives effect to the Club Fortune acquisition as if it had been completed on May 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the acquisition been completed on May 1, 2014. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma information do not reflect any anticipated synergies or the impact of non-recurring items directly related to the Club Fortune acquisition.

	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015

Net Revenue	$19,655,619	$19,726,314	$59,006,254	$59,887,939

Net Income	$264,907	$504,469	$1,158,005	$1,171,192

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

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Nevada, Washington and South Dakota. Our business strategy will continue to focus on owning and operating gaming establishments. If we are successful, our future revenues, costs and profitability can be expected to increase. However, there is no guarantee that we will be successful in implementing our business strategy in the future and, as such, no guarantee that our future revenues, costs and profitability will increase.

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

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2016 AND JANUARY 31, 2015

Net revenues. Net revenues were $18.4 million for the three month period ended January 31, 2016, and $15.8 million for the same period ended January 31, 2015. The increase is primarily due to the inclusion of Club Fortune’s $2.4 million of net revenue. Club Fortune was acquired on December 1, 2015. Washington revenues were $14.6 million for the current quarter and $14.4 million in the prior year’s quarter in spite of the impact of selling the Golden Nugget property at the end of June 2015, which generated $0.6 million in net revenue during the prior year’s quarter. South Dakota revenues were $1.3 million this quarter compared to $1.4 million in the prior year’s quarter due to lower handle as a result of 45 fewer units in operation. Overall, consolidated casino revenue increased by $2.4 million.

Total operating expenses. Total operating expenses were $17.2 million for the three month period ended January 31, 2016, compared to $15.0 million in the same period ended January 31, 2015. The increase was primarily due to Club Fortune operating expenses, which were $2.3 million. Excluding Club Fortune’s operating expenses, casino expenses decreased $0.1 million when compared to the same period last year primarily due to the sale of the Golden Nugget property and lower revenue driven commissions and gaming taxes in South Dakota. Corporate expenses increased $0.4 million when compared to the same period last year primarily due to acquisition related expenses of $0.4 million. Marketing and administration, food and beverage, depreciation and amortization and other expenses remained relatively steady when compared to the same period last year on a same property basis.

Non-operating income (expense). Net interest expense increased $0.1 million for the three month period ended January 31, 2016, compared to the three month period ended January 31, 2015. The increase resulted primarily from the $9.9 million increase in outstanding debt since January 31, 2015, partially offset by lower loan amortization fees due to the extended term of the loan. The swap valuation expense increase by $0.2 million due to the required amendment of the swap agreement which increased the notional amount by $6.5 million as of January 31, 2016.

Income Taxes. For the three months ended January 31, 2016, our effective income tax rate was 36% compared to 35% in the prior year’s quarter ended January 31, 2015. The difference between the federal statutory rate of 34% and the effective tax rate for the quarter is primarily due to an increase in permanent differences.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2016 AND JANUARY 31, 2015

Net revenues. Net revenues were $50.4 million for the nine month period ended January 31, 2016, and $48.1 million for the same period ended January 31, 2015. The increase is primarily due to the inclusion of Club Fortune’s $2.4 million of net revenue. Club Fortune was acquired on December 1, 2015. Washington revenues were $42.1 million this year compared to $41.4 million in the prior year period. Washington ‘same property’ revenues increased $2.3 million year to date over prior year considering our June 30, 2015 sale of the Golden Nugget property, which generated net revenue of $1.6 million in the prior July through January period. South Dakota revenues decreased $0.7 million due to lower handle as a result of 45 fewer units in operation. Overall, consolidated casino revenue increased by $2.2 million.

Total operating expenses. Total operating expenses were $47.5 million for the nine month period ended January 31, 2016, compared to $45.8 million in the same period ended January 31, 2015. The increase was primarily due to Club Fortune operating expenses, which were $2.3 million. Excluding Club Fortune’s operating expenses, casino expenses decreased $0.6 million when compared to the same period last year primarily due to the sale of the Golden Nugget property and lower revenue driven commissions and gaming taxes in South Dakota. Corporate expenses increased $0.8 million when compared to the same period last year primarily due to acquisition related expenses of $0.6 million and employee and director compensation. Marketing and administration, facilities, food and beverage, depreciation and amortization and other expenses remained relatively steady when compared to the same period last year on a same property basis.

Non-operating income (expense). Net interest expense decreased $0.1 million for the nine month period ended January 31, 2016, compared to the nine month period ended January 31, 2015. The decrease resulted primarily from the lower outstanding debt for the majority of the period until the increase in debt on December 1, 2015.

Income Taxes. For the nine months ended January 31, 2016, our effective income tax rate was 34% compared to 33% in the prior year’s nine months ended January 31, 2015.

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

The following table shows adjusted EBITDA by segment for the three months ended January 31 of 2016 and 2015:

	Adjusted EBITDA
	Washington	South Dakota	Nevada	Corporate	Total

Three months ended January 31, 2016	$2,788,444	$(63,044)	$327,001	$(722,138)	$2,330,263

Three months ended Janauary 31, 2015	$2,087,632	$9,826	$-	$(632,015)	$1,465,443

The following table shows adjusted EBITDA by segment for the nine months ended January 31 of 2016 and 2015:

	Adjusted EBITDA
	Washington	South Dakota	Nevada	Corporate	Total

Nine months ended January 31, 2016	$6,516,547	$346,751	$327,001	$(1,891,974)	$5,298,325

Nine months ended January 31, 2015	$5,208,269	$580,388	$-	$(1,730,070)	$4,058,587

Adjusted EBITDA reconciliation to net income:

	For the three months ended
	January 31, 2016	January 31, 2015

Net income	$466,351	$448,108
Adjustments:
Net interest expense and change in swap fair value	432,252	152,847
Income tax expense	283,592	240,301
Depreciation and amortization	739,699	553,910
Acquisition expenses	368,824	-
Stock compensation and employee stock purchases	30,177	43,794
(Gain) loss on sale of assets	(2,271)	24,613
Amortization of deferred rent	11,639	1,870
Adjusted EBITDA	$2,330,263	$1,465,443

	For the nine months ended
	January 31, 2016	January 31, 2015

Net income	$1,542,338	$1,218,205
Adjustments:
Net interest expense and change in swap fair value	623,484	461,443
Income tax expense	812,226	593,131
Depreciation and amortization	1,739,202	1,643,565
Acquisition expenses	629,603	-
Stock compensation and employee stock purchases	90,672	88,937
(Gain) loss on sale of assets	(163,702)	41,700
Write off of marketable securities	-	7,539
Amortization of deferred rent	24,502	4,067
Adjusted EBITDA	$5,298,325	$4,058,587

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine month periods ended January 31, 2016 and 2015:

	Nine Months Ended
	January 31,	January 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$2,609,667	$3,576,429
Investing activities	$(13,594,322)	$(356,049)
Financing activities	$11,265,141	$(3,504,701)

Operating activities. Net cash provided by operating activities during the nine months ended January 31, 2016, decreased by $1.0 million over the comparable period in the prior fiscal year. This decrease mainly resulted from changes in working capital, including the timing of payments for payroll, taxes, insurance and gaming progressives.

Investing activities. Net cash used in investing activities during the nine months ended January 31, 2016 increased by $13.2 million over the comparable period in the prior fiscal year primarily due to the $13.8 million cash paid toward the Club Fortune Casino acquisition, of which $0.3 million was refunded back to the Company in February as part of the working capital adjustment.

Financing activities. Net cash provided by financing activities during the nine month period ended January 31, 2016 increased $14.8 million over the comparable period in the prior fiscal year. The increase mainly resulted from the $15.5 million bank loan to finance the Club Fortune acquisition, partially offset by debt payments.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

The Company, through a wholly-owned subsidiary, acquired the assets of the Club Fortune Casino in Henderson, Nevada for a purchase price, before the working capital adjustment, of $14,159,623 in cash and 1,190,476 restricted shares of the Company’s common stock. The December 1, 2015 acquisition was financed through an expansion of the Company’s existing credit facility to $23.0 million. The amended facility is scheduled to mature on November 30, 2020 and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, which is determined quarterly, based on the total leverage ratio for the trailing twelve month period. In addition, the Company was required to fix the interest rate for 50% of the facility through a swap agreement. Quarterly commitment reductions of $625,000 began January 31, 2016. The Company’s debt balance as of January 31, 2016 is $18.6 million leaving $3.6 million in availability and no principal payments required until the fiscal quarter ending July 2017.

On January 31, 2016, excluding restricted cash of $1,525,803, we had cash and cash equivalents of $8,822,156. The restricted cash consists of funds for player supported jackpots.

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

Liquidity

The current ratio is an indication of a company’s market liquidity and ability to meet creditor’s demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3.0 for healthy businesses. If a company’s current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then the company may have problems meeting its short-term obligations. As of January 31, 2016, we have a 3.1 ratio, which is sufficient to service debt and maintain operations.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of January 31, 2016.

Changes in internal controls over financial reporting. On December 1, 2015, the Company acquired Club Fortune casino and management is currently continuing its assessment of the effectiveness of Club Fortune’s internal controls. Upon completion of our assessment, as well as implementation of certain controls and procedures, we will provide a conclusion in our annual report on Form 10-K for the fiscal year ended April 30, 2016, about whether or not our internal control over financial reporting was effective as of April 30, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. There have not been any changes in our control over financial reporting during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 16, 2016

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier
Chief Financial Officer (Principal Financial Officer)

