Form 10-K
period 2016-04-30
NEVADA GOLD & CASINOS INC
filed 2016-07-29
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for fiscal year ended April 30, 2016
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

☐ Yes ☒ No

As of October 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $1.75, as reported on the NYSE MKT Stock Exchange, was $28,439,117.

As of July 15, 2016, the registrant had 17,788,856 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 30, 2016 are incorporated by reference into Part III of this report.

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

Our current gaming facility operations are located in the United States of America (the “U.S.”), specifically in the states of Nevada, Washington and South Dakota.

We operate a portfolio of nine mini-casinos in Washington State (“Washington”) which include restaurants, bars and approximately 126 table games. We acquired these operations in three separate transactions between 2009 and 2011. In 2012, we acquired all of the shares of A.G. Trucano, Son and Grandsons, Inc. (“South Dakota”), a slot machine route operation in Deadwood, South Dakota consisting of approximately 705 slot machines in 16 locations. In December 2015, we acquired Club Fortune Casino in Henderson, Nevada. It has approximately 540 slot machines, seven table games and a poker room, two bars, an entertainment lounge, a William Hill sports book, a café, a snack bar, and a gift shop.

We sold the Colorado Grande Casino in 2012 for $3.1 million and have a note receivable from the buyer with a balance of $1.1 million as of April 30, 2016.

We have three business segments and Corporate: Washington, South Dakota, and Nevada. For a summary of financial information concerning these segments, please refer to the information provided in Segment Reporting footnote in our consolidated financial statements.

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

On July 23, 2010, we acquired six additional mini-casinos and a related administrative center, for $11.07 million, which was funded with $6.0 million in cash and $5.07 million financed by the prior owner’s senior debt holder. These locations were acquired through bankruptcy proceedings. The six mini-casinos are Silver Dollar Casinos in SeaTac, Renton, and Bothell, Golden Nugget Casino in Tukwila (which was subsequently sold in 2015), Club Hollywood Casino in Shoreline, and Royal Casino in Everett. The properties are located in the Seattle area, and we believe that these casinos attract customers from the greater Seattle area and western Washington.

On July 18, 2011, we acquired the Red Dragon in Mountlake Terrace, Washington for $1.25 million. This transaction was financed with $400,000 in cash, $500,000 in our common stock and $350,000 in two promissory notes payable to the seller. We believe that this location attracts customers from the Seattle area and western Washington.

With these three acquisitions we have become the largest operator of mini-casinos in the state of Washington with nine such facilities, which represents approximately 18% of the state's active mini-casinos. Each location includes a full service restaurant, a bar and a maximum of 15 table games. In addition to Player Banked Poker, the table games offered include Blackjack, Pai Gow poker, Baccarat, Spanish 21, Blackjack-Double Action, Ultimate Hold’em, Three and Four Card Poker and High Card Flush. New games are frequently introduced and traditional “pull tabs” are also allowed. Our combined Washington operations provide approximately 126 table games and employ approximately 1,050 people.

We own the land and building at Crazy Moose in Pasco, and Coyote Bob’s in Kennewick. Our other seven locations are operated in leased facilities.

South Dakota

On January 27, 2012, we completed the acquisition of all shares of A.G. Trucano, Son & Grandsons, Inc. for $5.1 million. The transaction was financed by $3.2 million in cash, $25,000 in our common stock, and $1.9 million in three promissory notes payable to the sellers.

The South Dakota operations consist of a slot machine route operator that has been in business since the legalization of gaming in South Dakota in 1989. As of April 30, 2016, we operate approximately 705 slot machines in approximately 16 locations in Deadwood, South Dakota, which represents about 22% of the total number of slot machines in that market. Deadwood is a town of 1,300 residents located in Black Hills, in the southwest corner of South Dakota. Deadwood attracts over a million visitors each year and is a one hour drive from Mount Rushmore and 40-minute drive from Rapid City, South Dakota. Initiated in 1989, Deadwood was the third jurisdiction in the United States to host legalized gambling. Our South Dakota operations employ approximately 27 people.

Club Fortune Casino

In December 2015, we acquired Club Fortune Casino in Henderson, Nevada. It has approximately 540 slot machines, seven table games and a poker room, two bars, an entertainment lounge, a William Hill sports book, a café, a snack bar, and a gift shop. Henderson’s population is approximately 275,000 and is part of the Las Vegas metropolitan area. The purchase price for the acquisition, exclusive of working capital, was $14,159,623 and 1,190,476 shares of common stock of the Company for a total purchase price of $16,362,004. The acquisition was financed pursuant to an expansion of the Company’s existing Credit Agreement with Mutual of Omaha Bank. Club Fortune employs approximately 196 people.

Colorado Land

Through our wholly-owned subsidiary, Gold Mountain Development, LLC, we owned approximately 268 acres of undeveloped land in the vicinity of Black Hawk and Central City, Colorado. On April 8, 2013, we signed a one year option agreement, with two one year extensions to sell the land for an initial sale price of $1.1 million plus $118 per day after April 8, 2013. On April 22, 2016, we executed an amendment to the option agreement for the sale of the vacant land for a purchase price of $750,000. In connection with the transaction, we recorded a non-cash impairment of $350,000 in the fourth quarter of fiscal 2016. We received a $75,000 down payment, which is included in other long-term liabilities on our balance sheet, and financed the balance at 5% interest only, with interest payable monthly, and a balloon payment of $675,000 due April 30, 2019. The transaction was accounted for under the deposit method, recording the down payment as a liability and deferring the recognition of the sale until the buyer’s investment is at least 20% of the initial purchase price.

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

To operate our nine “mini-casinos” in Washington State, each of them is required to maintain a Public Card-room and Punch Board/Pull-Tab Commercial Stimulant license.  These licenses are renewable annually, subject to continued compliance with applicable gaming regulations.  In addition, the WA Gambling Commission requires, prior to the licenses being issued, each substantial interest holder in the licensees (including our officers, directors and owners of 5% percent or more of any class of our stock) to submit to the WA Gambling Commission certain disclosure forms and be subject to background investigations.  The failure or inability of our “mini-casinos” to maintain their respective licenses would have a material adverse effect on our operations.

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

Nevada

Upon the recommendation of the Nevada Gaming Control Board (the “NV Gaming Board”), on January 26, 2012, the Nevada Gaming Commission (the “NV Gaming Commission” and, collectively with the NV Gaming Board, the “NV Gaming Authorities”) approved our application for registration as a publicly-traded corporation submitted in connection with an acquisition of a 1% interest in the Nugget, a non-restricted gaming licensee located in Reno, Nevada, by our wholly-owned subsidiary, Nevada Gold Speedway, LLC (“NG Speedway”). Our acquisition of equity in the Nugget required us to file the application. In connection therewith, we, NG Speedway, and certain of our key employees and directors were found suitable by the NV Gaming Authorities. We took this action to accelerate future Nevada acquisitions or management contracts. In May 2013, as permitted by the agreement, the Heaney Trust exercised its right to repurchase our 1% ownership of The Nugget for $1,000. As a result we were licensed in Nevada and remain registered with the Nevada Gaming Control Board as a publicly traded corporation that has been found suitable. On November 19, 2015, the Nevada Gaming Commission approved the Company’s application for a non-restricted gaming license in conjunction with the acquisition of Club Fortune Casino.

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

The laws, regulations and supervisory procedures of the Nevada gaming authorities are based upon declarations of public policy which are concerned with, among other things:

•	the character of persons having any direct or indirect involvement with gaming to prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	establishment and application of responsible accounting practices and procedures;

•	maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues;

•	recordkeeping and reporting to the Nevada gaming authorities;

•	fair operation of games; and

•	the raising of revenues through taxation and licensing fees.

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with those persons, collectively, “licensees,” and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $0.03 million to pay the expenses of investigation by the Nevada Gaming Control Board of the licensee’s participation in foreign gaming. We comply with this requirement. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of unsuitability.

We have adopted a compliance plan and appointed a compliance committee which currently consists of Company directors and officers, in accordance with Nevada Gaming Commission requirements. Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with Nevada regulatory matters. This committee will also review information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.

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

Employees

As of April 30, 2016, we employed approximately 1,280 people.

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

On December 1, 2015, the Company and certain of its subsidiaries entered into a new $23,000,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”). The maturity date of the Credit Facility is November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. At April 30, 2016, outstanding indebtedness was $17,172,777.

As of April 30, 2016, scheduled principal payments on the Credit Facility are as follows:

May 1, 2016 – April 30, 2017	$-
May 1, 2017 – April 30, 2018	$490,000
May 1, 2018 – April 30, 2019	$2,500,000
May 1, 2019 – April 30, 2020	$2,500,000
May 1, 2020 – November 30, 2020	$11,682,777

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of April 30, 2016.

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

Our business is subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our results of operations and financial condition. Legislative changes beyond our control such as minimum wage and tax rates, among others, may impact our profitability. We cannot ensure that we will be able to comply with or conduct business in accordance with applicable regulations.

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

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customers' personal and financial information, credit card settlements, credit card funds transmissions, and mailing lists. We have taken steps designed to safeguard our customers' confidential personal information. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results. Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any vulnerability.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.     Properties

As a result of acquiring facilities in Washington, we own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick. In addition we have real property leases as follows:

Washington Casinos.

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires in May of 2020 with an option to renew for an additional term of five years.
•	Crazy Moose Casino in Pasco has a parking lot lease which is leased on a monthly basis.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2022 with an option to renew for two additional terms of 5 years.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2022 with options to renew for up to three additional five-year terms.
•	Royal Casino in Everett has a building lease which expires in January of 2021 with an option to renew for up to three additional five-year terms.
•	Administrative offices lease in Renton expires in October of 2018.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2021 with an option to renew for up to two additional five-year terms.

South Dakota. We have an administrative center lease which expires in January of 2017 with an option to renew for an additional five-year term.

Gold Mountain Development. Through our wholly-owned subsidiary, Gold Mountain Development, LLC, we sold approximately 268 acres of undeveloped land in the vicinity of Black Hawk, Colorado. However, the transaction is accounted for under the deposit method, recording the down payment as a liability and effectively deferring the recognition of the sale until the buyer’s investment is at least 20% of the initial purchase price. We continue to recognize the land on our balance sheet, classified as real estate held for sale, and valued at the selling price of $750,000.

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

Club Fortune Casino. In December 2015, we acquired Club Fortune Casino in Henderson, Nevada, which includes the 35,000 square foot building and 8.1 acres of land.  We rent land and administrative buildings adjacent to our property.

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

	Fiscal Year Ended
	April 30, 2016		April 30, 2015
	High	Low	High	Low

First Quarter	$2.19	$1.50	$1.25	$0.99
Second Quarter	$1.81	$1.50	$1.27	$1.12
Third Quarter	$2.40	$1.74	$1.34	$1.20
Fourth Quarter	$2.19	$1.98	$1.81	$1.20

Holders of Common Stock

As of June 30, 2016, we had approximately 4,128 holders of our common stock, which includes the number of record holders and participants in security position listings.

Dividends

We have not paid any dividends and our current policy is to retain earnings to provide for our growth and repayment of debt. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2016 including the 2009 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan, as amended, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)

Equity Compensation Plans Approved by Security Holders	705,000	$1.08	672,400
Equity Compensation Plans Not Approved by Security Holders	—	$—	—
Total	705,000	$1.08	672,400

Recent Sales of Unregistered Securities

During the year ended April 30, 2016, we issued 1,190,476 shares in connection with our purchase of the Club Fortune Casino. During the year ended April 30, 2015, we did not sell any shares.

Issuer Purchases of Equity Securities

During the years ended April 30, 2016 and April 30, 2015, we did not repurchase any shares.

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

Goodwill, Other Intangible Assets, and Other Long-Lived Assets

In connection with our acquisitions of the nine Washington mini-casinos from May 12, 2009 to July 18, 2011, the acquisition of the South Dakota slot route operation in South Dakota on January 27, 2012, and the acquisition of Club Fortune Casino on December 1, 2015, we have goodwill and identifiable intangible assets of $23.0 million, net of amortization. Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting unit level, which is the same as our operating segments. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings and on a discounted cash flow method. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming operations.

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Company acquired the South Dakota route in January of 2012 for approximately $5.1 million. Goodwill for our South Dakota operations was $1.1 million and $1.9 million as of April 30, 2016 and 2015, respectively. The Company’s review of goodwill associated with the South Dakota operations as of April 30, 2016, resulted in a $0.8 million impairment of goodwill using market and income valuations. The calculations and key assumptions, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of the route.

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

Revenue Recognition

We record revenues from casino operations. The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. We record the redemption of coupons and points for cash as a reduction of revenue. These amounts are included in promotional allowances in the accompanying consolidated statements of operations. The estimated cost of providing such complimentary services that is included in casino expense in the consolidated statements of operations was as follows:

	Fiscal Year Ended
	April 30, 2016	April 30, 2015
Food and beverage	$4,477,148	$3,198,214
Other	171,187	146,148
Total cost of complimentary services	$4,648,335	$3,344,362

Accrued Jackpot Liability

We accrue slot jackpot liability as games are played under a matching concept of coin-in. In addition, as of April 30, 2016 and April 30, 2015, we also maintained approximately $1,460,000 and $1,755,000, respectively, in player-supported jackpot accrued liability. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

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

Accrued Contingent Liability

We assess our exposure to loss contingencies including legal matters. If a potential loss is justified, probable, and able to be quantified, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2016 and 2015, we did not record any accrued litigation liability.

Fair Value

United States generally accepted accounting principles defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are as follows:

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

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of April 30, 2016 we had three notes receivable outstanding. Two of these notes were issued in connection with a potential gaming project and one is for the sale of the Colorado Grande Casino. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

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

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming facilities. Our gaming facility operations are located in the United States of America (the “U.S.”), specifically in the states of Nevada, Washington and South Dakota. We own nine mini-casinos in Washington State, which were acquired in three separate purchases between May of 2009 and July of 2011. On January 27, 2012, we acquired all of the shares of A.G. Trucano, Son & Grandsons, Inc., a slot machine route operation in Deadwood, South Dakota. On December 1, 2015, we acquired the assets of Club Fortune Casino in Henderson, NV. Our business strategy will continue to focus on gaming projects with a continued emphasis on owning and operating gaming establishments. If we are successful, both our future revenues and profitability can be expected to increase.

Comparison of Fiscal Years Ended April 30, 2016 and April 30, 2015

Net revenues. Net revenues increased 9.3%, to $70.3 million from $64.3 million, for the fiscal year ended April 30, 2016 compared to the fiscal year ended April 30, 2015. The increase was primarily due to the December 1, 2015 acquisition of Club Fortune which contributed $6.1 million of net revenues after the acquisition. Washington net revenues were $56.7 million this year compared to $56.0 million in the prior year. Two of our locations benefited from the closure of a competitor. South Dakota revenues decreased $0.9 million as a result of the July 2015 closure of one of the businesses that had 45 units in operation. Overall, casino revenues increased 9.7%, or $5.5 million, primarily due to Club Fortune’s $5.5 million of casino revenue. Food and beverage, net of promotional allowances, increased by $0.2 million, or 3.6%, also due to the addition of Club Fortune.

Total operating expenses. Total operating expenses increased 9.7% to $67.0 million from $61.1 million, for the fiscal year ended April 30, 2016, compared to the fiscal ended April 30, 2015. The increase was primarily due to Club Fortune operating expenses, which were $5.8 million. Excluding Club Fortune’s expenses, casino expenses decreased $0.7 million, or 2.3%, primarily resulting from the sale of our Washington Golden Nugget property and lower revenue driven commissions and gaming taxes at our South Dakota slot route. Exclusive of Club Fortune’s expenses, food and beverage expenses decreased $0.2 million, or 3.2%, and marketing and administrative expenses decreased $0.5 million, or 3.2%, both primarily from the sale of the Golden Nugget property. Corporate expenses increased $0.8 million when compared to the prior year primarily due to acquisition related expenses of $0.6 million. Facilities, other, and depreciation and amortization expenses remained relatively steady compared to the prior fiscal year on a same property basis. The net gain on the sale of assets is primarily from the $0.2 million gain on the sale of the Golden Nugget property. The write down of $1.2 million is the result of the $0.8 million South Dakota impairment charge and the $0.4 million carrying value adjustment of the Colorado land to the sales contract price.

Non-operating expenses. Interest expense and amortization of loan costs increased slightly over the prior fiscal year. Interest expense increased as a result of the increased debt but was partially offset by reduced loan cost amortization. We recorded a $0.2 million change in the fair value of the interest rate swap primarily as a result of refinancing.

Income taxes. The effective tax rates for the years ended April 30, 2016 and April 30, 2015, were 48.4% and 32.9%, respectively. The increase in the tax rate as of April 30, 2016, as compared to the same period of the prior year is primarily due to the impairment of the nondeductible South Dakota goodwill, changes in the valuation of deferred tax assets related to accrued expenses, higher non-deductible expenses and prior year tax return to provision adjustments.

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

The following table shows adjusted EBITDA by operating unit:

	Adjusted EBITDA
For the fiscal year ended:	Washington	South Dakota	Nevada	Corporate - Other	Total
Ápril 30, 2016	$9,091,898	$374,025	$832,006	$(2,497,344)	$7,800,585

Ápril 30, 2015	$7,361,164	$615,192	$-	$(2,332,151)	$5,644,205

Adjusted EBITDA reconciliation to net income:

	Fiscal year ended
	April 30, 2016	April 30, 2015

Net income	$1,301,046	$1,807,077
Adjustments:
Net interest expense	628,315	587,872
Income tax expense	1,221,497	885,819
Depreciation and amortization	2,608,616	2,168,003
Club Fortune acquisition expenses	641,472	-
Write downs and other charges	1,185,000	-
Deferred rent amortization	35,900	23,744
Stock option amortization	114,698	113,526
Employee stock purchase discount	4,671	7,331
Decrease in swap fair value	217,781	10,600
Write off of marketable securities	-	7,539
(Gain) loss on disposal of assets	(158,411)	32,694
Adjusted EBITDA	$7,800,585	$5,644,205

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the fiscal years ended April 30, 2016 and April 30, 2015:

	Fiscal Year Ended
	April 30, 2016	April 30, 2015
Cash provided by (used in):
Operating activities	$6,371,227	$5,951,452
Investing activities	$(13,059,923)	$(306,950)
Financing activities	$9,730,133	$(4,841,817)

Operating activities. Net cash provided by operating activities during the fiscal year ended April 30, 2016 increased $0.4 million compared to the same period in the fiscal year ended April 30, 2015. This increase resulted primarily from the addition of Club Fortune and the improved operating income from our Washington segment, partially offset by the increase in working capital.

Investing activities. Net cash used in investing activities during the fiscal year ended April 30, 2016 increased $12.8 million compared to the same period in the fiscal year ended April 30, 2015. The increase resulted from $13.3 million used to acquire Club Fortune.

Financing activities. Financing activities provided $9.7 million and used $4.8 million for fiscal years ended April 30, 2016 and April 30, 2015, respectively. The activity for the year ended April 30, 2016 is primarily attributable to the increase in our credit facility, partially offset by principal payments.

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

At April 30, 2016, outstanding indebtedness was $17,172,777 and scheduled principal payments on the Credit Facility are as follows:

May 1, 2016 – April 30, 2017	$-
May 1, 2017 – April 30, 2018	$490,000
May 1, 2018 – April 30, 2019	$2,500,000
May 1, 2019 – April 30, 2020	$2,500,000
May 1, 2020 – November 30, 2020	$11,682,777

On April 30, 2016, excluding restricted cash of $1,433,728, we had cash and cash equivalents of $11,583,107. The restricted cash consists of progressive liabilities and player supported jackpots.

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

Liquidity

The current ratio is an indication of a company's market liquidity and ability to meet creditor's demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3 for healthy businesses. If a company's current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then a company may have problems meeting its short-term obligations. As of April 30, 2016, we have a 2.74 current ratio, sufficient to service debt and maintain operations.

Indebtedness

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin was 4.00% until April 1, 2016, when the first quarterly pricing change took effect, and decreased to 3.00%. As of July 1, the Applicable Margin is 2.50%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of April 30, 2016.

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of April 30, 2016, the Company had one outstanding interest rate swap with MOOB with a notional amount of $10,875,000 at a swap rate of 1.77%, which as of April 30, 2016, effectively converts $10,875,000 of our floating-rate debt to a synthetic fixed rate of 4.77%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of April 30, 2016 is set at 0.4347%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap, we recorded a $217,781 decrease in our interest rate swap fair value for the year ended April 30, 2016. As of April 30, 2016, our interest rate swap fair value is a $286,731 liability which is included in other long-term liabilities on the consolidated balance sheet.

Off-Balance Sheet Arrangements

None.

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

In November 2015, the FASB issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of fiscal 2016. The adoption had no effect on the Company's results of operations.

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB issued Update 2015-15, which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Debt issuance costs related to line-of-credit of arrangements can be recorded as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. Early adoption is permitted. The Company adopted this guidance in the third quarter of fiscal 2016. The adoption had no effect on the Company's results of operations.

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

In August 2014, the FASB issued amended accounting guidance that defines management’s responsibility to evaluate a company’s ability to continue as a going concern and to provide related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments are effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early application is permitted.  The Company will adopt this guidance in the first quarter of fiscal 2018 and does not expect the adoption to have a material impact on its financial position or results of operations.

A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Due to the tentative and preliminary nature of such proposed accounting guidance, the Company has not yet determined the effect, if any, that the implementation of such proposed accounting guidance would have on its consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. Management, including our CEO and CFO, has concluded that the internal control over financial reporting was effective as of April 30, 2016.

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

Item 13.   Certain Relationships and Related Transactions and Director Independence

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

(a)(1) Financial Statements.

Included in Part II, Item 8 of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2016 and April 30, 2015

Consolidated Statements of Operations for fiscal years ended April 30, 2016 and April 30, 2015

Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2016 and April 30, 2015

Consolidated Statements of Cash Flows for fiscal years ended April 30, 2016 and April 30, 2015

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001 and incorporated herein by reference).

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002 and incorporated herein by reference).

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004 and incorporated herein by reference).

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference).

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A filed June 4, 1999, file no. 333-79867, and incorporated herein by reference).

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8 filed June 22, 2005, file no. 333-126027, and incorporated herein by reference).

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on April 14, 2009, file no. 333-158576, and incorporated herein by reference).

4.4	Nevada Gold & Casinos, Inc.’s 2010 Employee Stock Purchase Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on October 12, 2010, file no. 333-169892, and incorporated herein by reference).

10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.3	Amended and Restated Credit Agreement dated November 30, 2015 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2015).

10.4	Asset Purchase Agreement between Gaming Ventures of Las Vegas, Inc., as seller, and Nevada Gold & Casinos LV, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2015).

10.5	First Amendment to Option Agreement dated April 22, 2016 between the Company and Clear Creek Development Company (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 25, 2016).

10.6(+)	Amended Employment Agreement dated August 1, 2014 by and between Michael P. Shaunnessy and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed August 1, 2014 and incorporated herein by reference).

10.7(+)	Employment Agreement dated November 1, 2014 by and between James Meier and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2014 and incorporated herein by reference).

10.8(+)	Amended Employment Agreement dated January 20, 2015 by and between Victor H. Mena and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed January 21, 2015 and incorporated herein by reference).

10.9(+)	Employment Agreement dated April 14, 2011 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2011 and incorporated herein by reference).

21.1(*)	Subsidiaries of Nevada Gold & Casinos, Inc.

23.1(*)	Consent of Independent Registered Public Accounting Firm.

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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

Date: July 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s /WILLIAM J. SHERLOCK
William J. Sherlock	Chairman of the Board of Directors	July 29, 2016

/s/ WILLIAM G. JAYROE
William G. Jayroe	Director	July 29, 2016

/s/ FRANK CATANIA
Frank Catania	Director	July 29, 2016

/s/ FRANCIS M. RICCI
Francis M. Ricci	Director	July 29, 2016

/s/ WAYNE H. WHITE
Wayne H. White	Director	July 29, 2016

/s/ MICHAEL P. SHAUNNESSY	President and Chief Executive Officer
Michael P. Shaunnessy	(Principal Executive Officer)	July 29, 2016

/s/ JAMES MEIER	VP and Chief Financial Officer (Principal
James Meier	Financial and Accounting Officer)	July 29, 2016

Index to Consolidated Financial Statements

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nevada Gold & Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. as of April 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Gold & Casinos, Inc. at April 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

July 29, 2016

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	April 30,	April 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,583,107	$8,541,670
Restricted cash	1,433,728	1,724,439
Accounts receivable, net of allowances	665,549	297,316
Prepaid expenses	1,206,825	845,505
Notes receivable, current portion	208,294	384,464
Inventory and other current assets	416,022	377,625
Total current assets	15,513,525	12,171,019

Real estate held for sale	750,000	1,100,000
Notes receivable, net of current portion	900,775	1,314,467
Goodwill	18,025,059	16,103,583
Identifiable intangible assets, net of accumulated amortization of $7,997,790 and $6,811,799 at April 30, 2016 and April 30, 2015, respectively	5,003,981	4,561,377
Property and equipment, net of accumulated depreciation of $5,641,733 and $4,451,553 at April 30, 2016 and April 30, 2015, respectively	15,147,061	3,990,791
Deferred tax asset	2,348,299	3,569,796
Other assets	70,000	70,657
Total assets	$57,758,700	$42,881,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,702,366	$1,222,139
Accrued payroll and related	2,094,250	1,581,557
Accrued player's club points and progressive jackpots	1,872,566	1,993,537
Total current liabilities	5,669,182	4,797,233
Long-term debt	16,839,148	7,088,677
Other long-term liabilities	881,426	570,717
Total liabilities	23,389,756	12,456,627
Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,571,693 and 17,134,928 shares issued and 17,788,856 and 16,352,091 shares outstanding at April 30, 2016, and April 30, 2015, respectively	2,228,612	2,056,200
Additional paid-in capital	27,315,517	24,845,094
Retained earnings	11,756,850	10,455,804
Treasury stock, 782,837 shares at April 30, 2016 and April 30, 2015, at cost	(6,932,035)	(6,932,035)
Total stockholders' equity	34,368,944	30,425,063
Total liabilities and stockholders' equity	$57,758,700	$42,881,690

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

	Year Ended
	April 30,	April 30,
	2016	2015
Revenues:
Casino	$62,232,898	$56,710,812
Food and beverage	11,797,939	10,225,484
Other	2,042,519	1,782,013
Gross revenues	76,073,356	68,718,309
Less promotional allowances	(5,732,351)	(4,368,756)
Net revenues	70,341,005	64,349,553

Expenses:
Casino	33,924,688	31,504,355
Food and beverage	5,451,627	5,386,699
Other	265,600	244,253
Marketing and administrative	18,412,053	17,209,760
Facility	2,025,007	2,059,730
Corporate	3,258,187	2,445,152
Depreciation and amortization	2,608,616	2,168,003
(Gain) loss on disposal of assets	(158,411)	32,694
Write downs and other charges	1,185,000	-
Total operating expenses	66,972,367	61,050,646
Operating income	3,368,638	3,298,907
Non-operating income (expenses):
Interest income	94,589	117,639
Interest expense and amortization of loan issue costs	(722,903)	(705,511)
Change in swap fair value	(217,781)	(10,600)
Write-off of marketable securities	-	(7,539)
Income before income tax	2,522,543	2,692,896
Income tax expense	(1,221,497)	(885,819)
Net income	$1,301,046	$1,807,077
Per share information:
Net income per common share - basic and diluted	$0.08	$0.11

Basic weighted average number of common shares outstanding	17,002,728	16,228,396

Diluted weighted average number of common shares outstanding	17,298,373	16,345,795

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Stockholders' Equity

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance at April 30, 2014	16,980,676	$2,037,689	$24,578,117	$8,648,727	$(6,932,035)	$(5,539)	$28,326,959
Net Income	-	-	-	1,807,077	-	-	1,807,077
Sale of marketable securities	-	-	-	-	-	5,539	5,539
Stock options exercised	105,000	12,600	98,400	-	-	-	111,000
Employee stock plan purchases	49,252	5,911	55,051	-	-	-	60,962
Stock option amortization	-	-	113,526	-	-	-	113,526
Balance at April 30, 2015	17,134,928	$2,056,200	$24,845,094	$10,455,804	$(6,932,035)	$-	$30,425,063
Net Income	-	-	-	1,301,046	-	-	1,301,046
Issuance of common stock	1,190,476	142,857	2,059,523	-	-	-	2,202,380
Stock based board compensation	29,585	3,550	46,450	-	-	-	50,000
Stock options exercised	190,000	22,800	206,500	-	-	-	229,300
Employee stock plan purchases	26,704	3,205	43,252	-	-	-	46,457
Stock option amortization	-	-	114,698	-	-	-	114,698
Balance at April 30, 2016	18,571,693	$2,228,612	$27,315,517	$11,756,850	$(6,932,035)	$-	$34,368,944

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	April 30,	April 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,301,046	$1,807,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,608,616	2,168,003
Stock option amortization	114,698	113,526
Stock grants	50,000	-
Write off of licensing costs	54,729	-
Amortization of deferred loan issuance costs	125,704	151,864
Change in deferred rent	38,933	48,744
Write downs and other charges	1,185,000	-
Changes to restricted cash	290,711	(335,444)
Change in swap fair value	217,781	10,600
Other	5,022	622
Write-off of marketable securities	-	7,539
(Gain) loss on disposal of assets	(158,411)	32,694
Changes in deferred income taxes	1,221,497	885,819
Changes in operating assets and liabilities:
Receivables and other assets	(638,511)	(94,028)
Accounts payable and accrued liabilities	(45,588)	1,154,436
Net cash provided by operating activities	6,371,227	5,951,452
Cash flows from investing activities:
Club Fortune acquisition, net of cash acquired	(13,255,314)	-
Collections on notes receivable	589,863	364,288
Purchase of property and equipment	(674,795)	(682,863)
Capitalized licensing costs	(103,324)	-
Deposit received on land held for sale	75,000	-
Proceeds from the sale of assets	308,647	11,625
Net cash used in investing activities	(13,059,923)	(306,950)
Cash flows from financing activities:
Employee stock plan purchases	46,457	60,962
Proceeds from credit facilities	15,500,000	-
Repayment of credit facilities	(5,677,223)	(5,000,000)
Repayment of capital lease	(170,391)	(13,779)
Deferred loan issuance costs	(198,010)	-
Cash proceeds from exercise of stock options	229,300	111,000
Net cash provided by (used in) financing activities	9,730,133	(4,841,817)

Net increase in cash and cash equivalents	3,041,437	802,685
Cash and cash equivalents at beginning of period	8,541,670	7,738,985
Cash and cash equivalents at end of period	$11,583,107	$8,541,670
Supplemental cash flow information:
Cash paid for interest	$565,598	$568,699

Non-cash investing and financing activities:
Issuance of stock to finance Club Fortune acquisition	$2,202,382	$-
Acquisition of equipment via capital lease	$-	$38,282

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1. Background and Basis of Presentation

Background

Nevada Gold & Casinos, Inc. (“we”), a Nevada corporation, was formed in 1977 and, since 1994, has primarily been a gaming company involved in gaming projects and gaming operations. Our gaming operations are located in the United States of America (the “U.S.”), specifically in the states of Nevada, Washington and South Dakota. Our business strategy will continue to focus on gaming projects.

Basis of Presentation

Our consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions.

Certain reclassifications have been made to conform prior year financial information to the current period presentation including reclassification of $0.3 million of property tax expenses from casino expense to administration expense and corporate expense. Those reclassifications did not impact working capital, net income or stockholders’ equity. Total assets were impacted in the prior year by the required reclassification of loan issuance costs to long-term debt (see Long-Term Debt footnote) and the treatment of all deferred tax assets as long-term.

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

Long-lived assets, including property and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

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

Real Estate Held for Sale

Real estate held for sale consists of undeveloped land located in and around Black Hawk, Colorado. Property held for sale is carried at the lower of cost or net realizable value. On April 8, 2013, we signed a one year option agreement, with two one year extensions to sell the land for an initial sale price of $1.1 million plus $118 per day after April 8, 2013. On April 22, 2016, we executed an amendment to the option agreement for the sale of the vacant land for a purchase price of $750,000. In connection with the transaction, we recorded a non-cash impairment of $350,000 in the fourth quarter of fiscal 2016 within write downs and other changes on the consolidated statement of operations. We received a $75,000 down payment, which is included in other long-term liabilities on our balance sheet, and financed the balance at 5% interest only, with interest payable monthly, and a balloon payment of $675,000 due April 30, 2019. The transaction was accounted for under the deposit method, recording the down payment as a liability and deferring the recognition of the sale until the buyer’s investment is at least 20% of the initial purchase price.

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

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually (on April 30) or more frequently if an event occurs or circumstances change that may reduce the fair value of our goodwill below its carrying value.

We review goodwill at the reporting level unit, which is the same as our operating segments. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings and on a discounted cash flow method. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation uses level 3 inputs and includes multiple assumptions and estimates, including the projected cash flows and discount rates. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units as disclosed in Note 5.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 30, 2016 and April 30, 2015 was approximately $3,132,000 and $2,779,000, respectively. These costs are included in marketing and administrative on our consolidated statements of operations.

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

	Fiscal Year Ended
	April 30, 2016	April 30, 2015
Food and beverage	$4,477,148	$3,198,214
Other	171,187	146,148
Total cost of complimentary services	$4,648,335	$3,344,362

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

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. Total stock-based compensation for the years ended April 30, 2016 and April 30, 2015 was $114,698 and $113,526, respectively.

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

Accrued Contingent Liabilities

We assess our exposure to loss contingencies including legal matters. If a potential loss is justified, probable and able to be quantified, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2016 and April 30, 2015, we did not record any accrued contingent liabilities.

Derivative Financial Instruments

We have managed our market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income. The Company’s interest rate swap did not qualify for hedge accounting. Accordingly, change in the fair value of the interest rate swap is presented as a change in fair value of swaps in the accompanying consolidated statements of operations.

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

In November 2015, the FASB issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of fiscal 2016. The adoption had no effect on the Company's results of operations.

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB issued Update 2015-15, which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Debt issuance costs related to line-of-credit of arrangements can be recorded as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. Early adoption is permitted. The Company adopted this guidance in the third quarter of fiscal 2016. The adoption had no effect on the Company's results of operations.

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

In August 2014, the FASB issued amended accounting guidance that defines management’s responsibility to evaluate a company’s ability to continue as a going concern and to provide related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments are effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early application is permitted.  The Company will adopt this guidance in the first quarter of fiscal 2018 and does not expect the adoption to have a material impact on its financial position or results of operations.

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

Note 3. Restricted Cash

As of April 30, 2016 and 2015, we maintained $1.4 million and $1.7 million respectively, in restricted cash, which consists of progressive and player-supported jackpot funds for our Washington operations.

Note 4. Notes Receivable

As of April 30, 2016 and April 30, 2015, we had net notes receivable of $1,109,069 and $1,698,931, respectively. The schedule below reflects the face amount and valuation allowance of each note receivable as of April 30, 2016:

	Face Amount	Valuation	Net Receivable
G Investments, LLC	$1,109,069	-	$1,109,069
Big City Capital, LLC	3,200,000	(3,200,000)	-
BVD/BVO	4,672,087	(4,672,087)	-
	$8,981,156	$(7,872,087)	$1,109,069

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2,300,000 note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

As of April 30, 2016, the remaining principal and interest payments are scheduled to be made as follows:

•	Twelve monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $689,964 which is due on the maturity date of June 1, 2017.

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

Note 5. Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, the South Dakota slot route on January 27, 2012, and the Club Fortune Casino in Nevada on December 1, 2015 (see Acquisition of Club Fortune Casino footnote), we have goodwill and intangible assets of $23,029,040, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangibles for the fiscal year ended April 30, 2016 is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2015	$20,664,960	$16,103,583	$4,561,377
Current year amortization	(1,185,991)	-	(1,185,991)
Gaming licenses	48,595	-	48,595
Acquisition of Club Fortune	4,411,434	2,831,434	1,580,000
Impairment of South Dakota	(835,000)	(835,000)	-
Sale of Golden Nugget	(74,958)	(74,958)	-
Balance as of April 30, 2016	$23,029,040	$18,025,059	$5,003,981

Goodwill and net intangibles assets by segment as of April 30, 2016 are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$16,710,630	$14,092,154	$2,618,476
South Dakota	1,533,614	1,101,471	432,143
Nevada	4,347,346	2,831,434	1,515,912
Corporate	437,450	-	437,450
Total	$23,029,040	$18,025,059	$5,003,981

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of April 30, 2016 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,673,321	$(6,713,512)	$1,959,809
Non-compete agreements	1,379,000	(1,284,278)	94,722
State gaming registration	437,450	-	437,450
Trade names	2,512,000	-	2,512,000
Total	$13,001,771	$(7,997,790)	$5,003,981

A summary of intangible assets and accumulated amortization as of April 30, 2015 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,853,321	$(5,542,799)	$2,310,522
Non-compete agreements	1,269,000	(1,269,000)	-
State gaming registration	388,855	-	388,855
Trade names	1,862,000	-	1,862,000
Total	$11,373,176	$(6,811,799)	$4,561,377

The weighted average useful lives of acquired intangibles related to customer relationships is 7.0 years and non-compete agreements is 3.0 years.  Amortization expense for the years ended April 30, 2016 and 2015 was $1,185,991 and 1,192,791, respectively. The estimated future annual amortization of intangible assets, which excludes trade names and State gaming registration, is as follows:

Fiscal year	Amount
2017	$871,707
2018	491,693
2019	271,370
2020	117,143
Thereafter	302,618
Total	$2,054,531

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Company acquired the South Dakota route in January of 2012 for approximately $5.1 million. Goodwill for our South Dakota operations was $1.1 million and $1.9 million as of April 30, 2016 and 2015, respectively. The Company’s review of goodwill associated with the South Dakota operations as of April 30, 2016, resulted in a $0.8 million impairment of goodwill using market and income valuations which was included in write downs and other charges on the consolidated statements of operations. The calculations and key assumptions contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of the route.

Note 6. Property and Equipment

Property and equipment at April 30, 2016 and April 30, 2015 consist of the following:

			Estimated
	April 30,	April 30,	Service Life
	2016	2015	in Years
Leasehold improvements	$1,439,720	$1,379,050	7-20
Gaming equipment	5,247,574	2,421,041	3-5
Furniture and office equipment	4,190,901	2,918,282	3-7
Building and improvements	7,440,577	1,612,250	15-30
Land	2,387,750	87,750
Construction in Progress	82,272	23,971
	20,788,794	8,442,344
Less accumulated depreciation	(5,641,733)	(4,451,553)

Property and equipment, net	$15,147,061	$3,990,791

Depreciation expense for the years ended April 30, 2016 and 2015 was $1,422,625 and $975,212, respectively.

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

Deferred tax assets and liabilities presented on the balance sheet are as follows:

	April 30, 2016	April 30, 2015
Deferred tax asset	$2,348,299	$3,569,796

A summary of our deferred tax assets and liabilities is presented in the table below:

	April 30, 2016	April 30, 2015
Deferred tax assets:
Net operating loss carryforwards	$5,284	$497,584
Tax credit carryforwards	352,709	281,657
Stock options	237,937	308,216
Impairment of notes receivable and land	2,644,330	3,417,478
Revenue not recognized for tax reporting and other	172,135	162,269
Accrued expenses	198,273	124,262
Other	100,138	23,443
Total deferred tax assets	3,710,806	4,814,909
Deferred tax liabilities:
Amortization of intangibles	(1,024,020)	(985,037)
Fixed assets	(127,956)	(219,939)
Prepaid expenses	(210,531)	(40,137)
Total deferred tax liabilities	(1,362,507)	(1,245,113)
Net deferred tax assets	$2,348,299	$3,569,796

At April 30, 2016, we have $7.9 million in receivables that have been fully reserved. We also have deferred tax assets of approximately $0.3 million related to general business credits and $0.1 million related to Alternative Minimum Tax credits. The net operating losses and general business credits can be carried forward and applied to offset taxable income for 20 years; they will begin to expire in 2031. The Alternative Minimum Tax credit can be carried forward indefinitely and will offset future regular tax liabilities.

We have analyzed our income tax filing positions in all jurisdictions and believe our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments which will result in a material change to our financial position. As of the time of this filing, no income tax examinations are currently being undertaken by any jurisdiction.

Reconciliations between the statutory federal income tax expense rate of 34.0% in the fiscal years ended April 30, 2016 and April 30, 2015 and our effective income tax rate as a percentage of pre-tax book income is as follows:

	Year Ended
	April 30, 2016		April 30, 2015
	Percent	Dollars	Percent	Dollars

Income tax expense at statutory federal rate	34.0	$857,664	34.0	$915,585
Impairment of nondeductible goodwill	11.3	283,900	-	-
Non-Deductible Expenses	2.3	59,006	1.1	30,680
Utilization of General Business Credits	(2.8)	(71,051)	(2.4)	(66,502)
Adjustment to deferred balances	3.0	76,157	-	-
Tax Return to Provision Adjustments	0.6	15,821	0.2	6,056
Income tax expense at effective income tax rate	48.4	$1,221,497	32.9	$885,819

Note 8. Long-Term Debt

Our long-term financing obligations for the fiscal years ended April 30, 2016 and April 30, 2015 are as follows:

	April 30,	April 30,
	2016	2015
$23.0 million reducing revolving credit agreement, LIBOR plus an applicable margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining $11,057,777 principal due on the maturity date of November 30, 2020.	$16,839,148	$-
$12.8 million reducing revolving credit agreement, LIBOR plus an applicable margin, increasing quarterly payments beginning March 31, 2014 through September 30, 2018, and the remaining $4,250,000 principal due on the maturity date of December 10, 2018	-	7,088,677
Less: current portion	-	-
Total long-term financing obligations	$16,839,148	$7,088,677

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin was 4.00% until April 1, 2016, when the first quarterly pricing change took effect, and decreased to 3.00%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of April 30, 2016, scheduled principal payments on the Credit Facility are as follows:

May 1, 2016 – April 30, 2017	-
May 1, 2017 – April 30, 2018	$490,000
May 1, 2018 – April 30, 2019	2,500,000
May 1, 2019 – April 30, 2020	2,500,000
May 1, 2020 – November 30, 2020	11,682,777
Total payments	17,172,777
Unamortized debt discount	(333,629)
Total long-term debt	$16,839,148

During the first quarter of fiscal 2016, the $276,054 net proceeds from the sale of the Golden Nugget permanently reduced the Credit Facility when the funds were paid directly to Mutual of Omaha Bank and the maximum borrowing was reduced by $276,054. Also, during the fourth quarter of fiscal 2016, the $67,223 net proceeds from the sale of the Colorado land permanently reduced the Credit Facility.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of April 30, 2016.

The unamortized debt discount above consists of debt issuance costs paid directly to the lender. The discount is amortized using the effective interest rate method over the period of the Credit Facility through interest expense.

Note 9.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of April 30, 2016, the Company had one outstanding interest rate swap with MOOB with a notional amount of $10,875,000 at a swap rate of 1.77%, which as of April 30, 2016, effectively converts $10,875,000 of our floating-rate debt to a synthetic fixed rate of 4.77%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of April 30, 2016 is set at 0.4347%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap, we recorded a $217,781 decrease in our interest rate swap fair value for the year ended April 30, 2016. As of April 30, 2016 and 2015, our interest rate swap fair value is a $286,731 and $68,951 liability which is included in other long-term liabilities on the consolidated balance sheet.

Note 10. Equity Transactions and Stock Option Plans

We have obligations under two employee stock plans: (1) the 2009 Equity Incentive Plan (the “2009 Plan”), and (2) the 2010 Employee Stock Purchase Plan, as amended (the “2010 Plan”).

The 2009 Plan

On April 14, 2009, our shareholders approved the 2009 Plan providing for the granting of awards to our directors, officers, employees and independent contractors. The number of common stock shares reserved for issuance under the 2009 Plan is 1,750,000 shares. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has complete discretion under the 2009 Plan regarding the vesting and service requirements, exercise price and other conditions. Under the 2009 Plan, the Committee is authorized to grant the following types of awards:

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

A summary of stock option activity under our share-based payment plans for the years ended April 30, 2016 and 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2014	800,000	$1.09
Granted	200,000	1.23
Exercised	(105,000)	1.06
Forfeited or expired	-	-
Outstanding at April 30, 2015	895,000	$1.08	6.95	$497,850

Exercisable at April 30, 2015	695,000	$1.09	6.26	$407,850

Outstanding at April 30, 2015	895,000	$1.08
Granted	-	-
Exercised	(190,000)	1.03
Forfeited or expired	-	-
Outstanding at April 30, 2016	705,000	$1.10	6.25	$668,800

Exercisable at April 30, 2016	605,000	$1.08	5.90	$586,800

Available for grant at April 30, 2016	672,400

As of April 30, 2016, there was a total of $42,031 of unamortized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of approximately 0.4 years. Also, as of April 30, 2016, there was $10,297 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 1.5 years.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permits all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. There was a total of 500,000 shares available for issuance under the 2010 Plan.  On November 30, 2010, our Board of Directors amended the 2010 Plan, effective December 1, 2010, to allow its participants to contribute up to a maximum of twenty (20%) percent of their paid compensation. The 2010 Plan became available for employee participation on January 1, 2011, employee payroll deductions began in January of 2011, and shares are to be purchased at the end of each calendar quarter. As of April 30, 2016, approximately 430,704 shares were issued under the 2010 Plan. The 2010 Plan had a term of 5 years and expired on January 1, 2016. Therefore, no further stock will be issued under the plan.

Treasury Stock

During the fiscal years ended April 30, 2016 and April 30, 2015, we did not repurchase any of the Company’s stock.

Note 11. Stock Offering and Warrants

On November 7, 2011, we closed on the sale of 2,625,652 shares of our common stock at a price of $1.65 per share to certain investors through a registered direct offering for the total proceeds of approximately $4.3 million, net of offering costs of approximately $444,000. In addition, for each share of our common stock purchased by an investor, we issued to such investor a warrant to purchase 0.75 shares of our common stock. The warrants have an exercise price of $2.18 per share and are exercisable for five years from the initial exercise date, which date is six months from the date of their issuance. The warrants expire on May 7, 2017. The proceeds of the offering were used to assist us in the $5.1 million acquisition of the South Dakota route operations.

Note 12. Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of April 30, 2016 are as follows:

Fiscal Year	Total

2017	$3,081,775
2018	3,046,590
2019	3,077,747
2020	2,380,704
2021	2,322,932
Thereafter	1,577,297
$15,487,045

Total rent expense for the years ended April 30, 2016 and 2015 was $3,361,606 and $3,355,827, respectively.

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

Note 13. Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Fiscal Year Ended
	April 30, 2016	April 30, 2015
Numerator:
Basic and diluted:
Net income	$1,301,046	$1,807,077

Denominator:
Basic weighted average number of common shares outstanding	17,002,728	16,228,396
Diluted weighted average number of common shares outstanding	17,298,373	16,345,795

Income per share for continuing operations:
Net income per common share – basic and diluted	$0.08	$0.11

Note 14. Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota, and (iii) Nevada, as well as the Company’s corporate location. For the year ended April 30, 2016 and 2015, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, Nevada segment consists of Club Fortune casino (see Acquisition of Club Fortune Casino footnote) and Corporate includes the vacant land in Colorado and its taxes and maintenance expenses. Corporate also includes corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments is shown in the following table.

	As of, and for the Year Ended, April 30, 2016
	Washington	South Dakota	Nevada	Corporate	Totals

Net revenue	$56,741,215	$7,532,926	$6,066,864	$-	$70,341,005
Casino and food and beverage expense	29,236,445	6,758,034	3,381,836	-	39,376,315
Marketing and administrative and corporate expense	16,399,648	262,639	1,749,766	3,258,187	21,670,240
Facility and other expenses	2,049,123	133,718	107,766	-	2,290,607
Depreciation and amortization	1,374,111	618,260	603,935	12,310	2,608,616
Operating income (loss)	7,844,130	(1,083,856)	228,861	(3,620,497)	3,368,638
Assets	29,223,770	3,247,015	17,860,387	7,427,528	57,758,700
Purchase of property and equipment	458,304	152,108	43,667	20,716	674,795

	As of, and for the Year Ended, April 30, 2015
	Washington	South Dakota	Nevada	Corporate	Totals

Net revenue	$55,956,837	$8,389,867	-	$2,849	$64,349,553
Casino and food and beverage expense	29,586,333	7,304,721	-	-	36,891,054
Marketing and administrative and corporate expense	16,889,952	315,428	-	2,449,532	19,654,912
Facility and other expenses	2,149,456	154,527	-	-	2,303,983
Depreciation and amortization	1,480,314	676,524	-	11,165	2,168,003
Operating income (loss)	5,846,904	(83,300)	-	(2,464,697)	3,298,907
Assets	29,840,639	4,755,865	-	8,285,186	42,881,690
Purchase of property and equipment	401,935	275,592	-	43,618	721,145

Note 15. Related Party Transactions

The Company paid $4,250 during the fiscal year ended April 30, 2016, in accordance with Club Fortune entering into a ground lease agreement with Gaming Ventures Las Vegas, Inc., the previous owner of Club Fortune, which is owned by a shareholder who owns over 5% of the Company. The company paid $85,322 during the fiscal year ended April 30, 2016 in accordance with a consulting agreement with the same shareholder.

We are required to obtain approval from the Audit Committee of the Board of Directors for any related party transactions. The Audit Committee is comprised of independent directors.

Note 16.   Acquisition of Club Fortune Casino

On December 1, 2015, the Company completed the acquisition of the Club Fortune casino in Henderson, Nevada pursuant to an Asset Purchase Agreement dated May 22, 2015 between Gaming Ventures of Las Vegas, Inc., as Seller and Nevada Gold & Casinos LV, LLC, a wholly owned subsidiary of the Company, as Buyer. The purchase price for the acquisition, exclusive of working capital, is $14,159,623 and 1,190,476 shares of common stock of the Company for a total purchase price of $16,362,004.

The acquisition was financed pursuant to an expansion of the Company’s existing Credit Agreement with Mutual of Omaha Bank (see Long-Term Debt footnote).

We incurred $0.6 million of acquisition related expenses through April 30, 2016, which are included in corporate expense in our consolidated statement of operations.

We have recorded Club Fortune casino’s assets acquired and liabilities assumed based on our estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates that reflect risk inherent in the future cash flows. The estimated fair values of Club Fortune casino’s assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our consolidated financial statements at April 30, 2016, as we finalize our fair value analysis and such changes could be material.

The allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed was as follows (in millions):

Building	$5.8
Equipment	3.9
Land	2.1
Land improvements	0.2
Customer relationships	0.8
Tradename	0.7
Non-compete agreement	0.1
Goodwill	2.8
Working capital(1)	0.8
$17.2

(1)	Working capital includes $1.5 million of cash acquired.

The goodwill is the excess purchase price over the assets purchased and is primarily attributable to the assembled workforce and the expected future cash flows of Club Fortune. The goodwill is amortizable over 15 years for income tax purposes.

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

As required by the Asset Purchase Agreement, we paid an estimated working capital amount to the seller. Upon calculating the actual working capital amount, the final adjustment of $0.3 million is expected to be paid to the seller in August, 2016 and is in accounts payable and accrued liabilities on our consolidated balance sheet.

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

	Twelve months ended April 30,
	2016	2015

Net revenues	$79,084,320	$79,369,627

Net income	$1,271,202	$1,399,251