Form 10-Q
period 2016-07-31
NEVADA GOLD & CASINOS INC
filed 2016-09-14
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 17,798,356 as of September 1, 2016.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of us, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended April 30, 2016 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,826,030	$11,583,107
Restricted cash	1,308,303	1,433,728
Accounts receivable, net of allowances	1,191,839	665,549
Prepaid expenses	1,856,917	1,206,825
Notes receivable, current portion	899,185	208,294
Inventory and other current assets	414,842	416,022
Total current assets	14,497,116	15,513,525

Real estate held for sale	750,000	750,000
Notes receivable, net of current portion	8,400	900,775
Goodwill	18,025,059	18,025,059
Intangible assets, net of accumulated amortization	4,758,387	5,003,981
Property and equipment, net of accumulated depreciation	15,248,396	15,147,061
Deferred tax asset	2,396,287	2,348,299
Other assets	70,000	70,000
Total assets	$55,753,645	$57,758,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,493,021	$1,702,366
Accrued payroll and related	1,036,438	2,094,250
Accrued player's club points and progressive jackpots	1,737,245	1,872,566
Total current liabilities	4,266,704	5,669,182
Long-term debt	16,231,215	16,839,148
Other long-term liabilities	944,640	881,426
Total liabilities	21,442,559	23,389,756

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,581,193 and 18,571,693 shares issued and 17,798,356 and 17,788,856 shares outstanding at July 31, 2016, and April 30, 2016, respectively	2,229,752	2,228,612
Additional paid-in capital	27,356,093	27,315,517
Retained earnings	11,657,276	11,756,850
Treasury stock, 782,837 shares at July 31, 2016 and April 30, 2016, respectively, at cost	(6,932,035)	(6,932,035)
Total stockholders' equity	34,311,086	34,368,944
Total liabilities and stockholders' equity	$55,753,645	$57,758,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2016	2015
Revenues:
Casino	$16,237,702	$14,098,696
Food and beverage	3,301,393	2,443,110
Other	540,716	452,671
Gross revenues	20,079,811	16,994,477
Less promotional allowances	(1,782,833)	(1,051,703)
Net revenues	18,296,978	15,942,774
Expenses:
Casino	9,235,896	7,995,301
Food and beverage	1,531,837	1,313,369
Other	73,846	47,999
Marketing and administrative	5,270,278	4,210,555
Facility	533,336	493,154
Corporate	796,733	749,467
Depreciation and amortization	776,512	510,794
Loss (gain) on disposal of assets	8,371	(163,481)
Total operating expenses	18,226,809	15,157,158
Operating income	70,169	785,616
Non-operating income (expenses):
Interest income	22,968	25,880
Interest expense and amortization of loan issue costs	(153,519)	(119,593)
Interest rate swap expense	(36,465)	(17,612)
Change in swap fair value	(50,714)	11,217
(Loss) income before income tax expense	(147,561)	685,508
Income tax benefit (expense)	47,988	(227,512)
Net (loss) income	$(99,573)	$457,996
Per share information:
Net (loss) income per common share - basic and diluted	$(0.01)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(99,573)	$457,996
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	776,512	510,794
Stock option amortization	28,675	28,674
Amortization of deferred loan issuance costs	17,068	41,265
Change in deferred rent	12,498	7,911
Changes to restricted cash	125,425	189,347
Change in swap fair value	50,714	(11,217)
Other	-	868
Loss (gain) on disposal of assets	8,371	(163,481)
Changes in deferred income taxes	(47,988)	227,512
Changes in operating assets and liabilities:
Receivables and other assets	(1,175,201)	(1,082,156)
Accounts payable and accrued liabilities	(1,402,478)	(1,176,279)
Net cash used in operating activities	(1,705,977)	(968,766)
Cash flows from investing activities:
Club Fortune acquisition, net of cash acquired	-	(1,500,000)
Collections on notes receivable	201,484	94,306
Purchase of property and equipment	(655,117)	(116,212)
Capitalized licensing costs	14,493	-
Proceeds from the sale of assets	-	300,000
Net cash used in investing activities	(439,140)	(1,221,906)
Cash flows from financing activities:
Employee stock plan purchases	-	15,207
Proceeds from credit facilities	-	1,500,000
Repayment of credit facilities	(625,000)	(701,054)
Repayment of capital lease	-	(25,372)
Deferred loan issuance costs	-	(149,500)
Cash proceeds from exercise of stock options	13,040	163,650
Net cash (used in) provided by financing activities	(611,960)	802,931

Net decrease in cash and cash equivalents	(2,757,077)	(1,387,741)
Cash and cash equivalents at beginning of period	11,583,107	8,541,670
Cash and cash equivalents at end of period	$8,826,030	$7,153,929
Supplemental cash flow information:
Cash paid for interest	$184,533	$89,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at July 31, 2016 and April 30, 2016, condensed consolidated statements of operations for the three months ended July 31, 2016 and 2015, and condensed consolidated statements of cash flows for the three months ended July 31, 2016 and 2015. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2016 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2016 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Also, segment presentation of assets eliminated the impact of intercompany balances. Those reclassifications did not impact operating or net income, working capital or stockholders’ equity.

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

	Three Months Ended
	July 31, 2016	July 31, 2015
Food and beverage	$1,537,204	$777,586
Other	58,245	669
Total cost of complimentary services	$1,595,449	$778,255

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

Note 3.   Restricted Cash

As of July 31, 2016 and April 30, 2016, we maintained $1,308,303 and $1,433,728, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

As of July 31, 2016 and April 30, 2016, we had net notes receivable of $907,585 and $1,109,069, respectively. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectability is reasonably certain.

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2,325,000 note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

As of July 31, 2016, the remaining principal and interest payments are scheduled to be made as follows:

•	Beginning August 1, 2016, nine monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $574,419 which is due on the maturity date of June 1, 2017.

Through July 31, 2016, GI has timely made required principal and interest payments.

Note 5. Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, the South Dakota slot route on January 27, 2012, and the Club Fortune Casino in Nevada on December 1, 2015 we have goodwill and intangible assets of $22,783,446, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangible assets for the three months ended July 31, 2016 is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2016	$23,029,040	$18,025,059	$5,003,981
Current year amortization	(231,101)	-	(231,101)
Gaming licenses	(14,493)	-	(14,493)
Balance as of July 31, 2016	$22,783,446	$18,025,059	$4,758,387

Goodwill and net intangibles assets by segment as of July 31, 2016 are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$16,557,267	$14,092,154	$2,465,113
South Dakota	1,494,327	1,101,471	392,856
Nevada	4,308,895	2,831,434	1,477,461
Corporate	422,957	-	422,957
Total	$22,783,446	$18,025,059	$4,758,387

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of July 31, 2016 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,673,321	$(6,935,447)	$1,737,874
Non-compete agreements	1,379,000	(1,293,444)	85,556
State gaming registration	422,957	-	422,957
Trade names	2,512,000	-	2,512,000
Total	$12,987,278	$(8,228,891)	$4,758,387

A summary of intangible assets and accumulated amortization as of April 30, 2016 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,673,321	$(6,713,512)	$1,959,809
Non-compete agreements	1,379,000	(1,284,278)	94,722
State gaming registration	437,450	-	437,450
Trade names	2,512,000	-	2,512,000
Total	$13,001,771	$(7,997,790)	$5,003,981

The weighted average useful lives of acquired intangibles related to customer relationships is 7.0 years and non-compete agreements is 3.0 years. The estimated future annual amortization of intangible assets, which excludes trade names and state gaming license, is as follows:

Period	Amount
August 2016-July 2017	$854,141
August 2017-July 2018	370,877
August 2018-July 2019	207,937
August 2019-July 2020	117,143
August 2020-July 2021	117,143
Thereafter	156,189
Total	$1,823,430

Note 6.   Property and Equipment

Property and equipment at July 31, 2016 and April 30, 2016 consist of the following:

			Estimated
	July 31,	April 30,	Service Life
	2016	2016	in Years
Leasehold improvements	$1,545,494	$1,439,720	7-20
Gaming equipment	5,340,371	5,247,574	3-5
Furniture and office equipment	4,403,649	4,190,901	3-7
Building and improvements	7,771,067	7,440,577	15-30
Land	2,387,750	2,387,750
Construction in progress	-	82,272
	21,448,331	20,788,794
Less accumulated depreciation	(6,199,935)	(5,641,733)
Property and equipment, net	$15,248,396	$15,147,061

Note 7.   Long-Term Debt

Our long-term financing obligations are as follows:

	July 31,	April 30,
	2016	2016
$23.0 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining principal due on the maturity date of November 30, 2020.	$16,231,215	$16,839,148
Less: current portion	-	-
Total long-term financing obligations	$16,231,215	$16,839,148

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve months. The initial interest rate on the balance as of July 31, 2016, is 2.976%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of July 31, 2016, principal reductions due on the Credit Facility are as follows:

August 1, 2016 – July 31, 2017	-
August 1, 2017 – July 31, 2018	$490,000
August 1, 2018 – July 31, 2019	2,500,000
August 1, 2019 – July 31, 2020	2,500,000
August 1, 2020 – November 30, 2020	11,057,775
Total payments	16,547,775
Unamortized debt discount	(316,560)
Total long-term debt	$16,231,215

The unamortized debt discount above consists of debt costs paid directly to the lender. The discount is amortized over the period of the Credit Facility through interest expense.

During the current quarter, we paid $0.6 million to reduce the outstanding balance of the Credit Facility. As of July 31, 2016, we have $4.5 million available to borrow per the Credit Agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of July 31, 2016.

Note 8.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of July 31, 2016, the Company had one outstanding interest rate swap with MOOB with a notional amount of $10,562,500 at a swap rate of 1.77%, which as of July 31, 2016, effectively converts $10,562,500 of our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of July 31, 2016 is set at 0.4758%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap as of July 31, 2016, we recorded a $50,714 decrease in our interest rate swap fair value for the three months ended July 31, 2016. As of July 31, 2016, our interest rate swap fair value is a $337,445 liability which is included in other long-term liabilities on the condensed consolidated balance sheet.

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

A summary of stock option activity under our share-based payment plans for the nine months ended July 31, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Year)	Value
Outstanding at April 30, 2016	705,000	$1.10
Granted	-
Exercised	(9,500)	$1.37
Forfeited or expired	-
Outstanding at July 31, 2016	695,500	$1.10	6.01	$578,905

Exercisable at July 31, 2016	645,500	$1.09	5.83	$508,905

Available for grant at July 31, 2016	672,400

As of July 31, 2016, there was a total of $13,356 of unamortized compensation cost related to stock options, which is expected to be recognized over a weighted-average of approximately 0.3 years. Also, as of July 31, 2016, there was $8,510 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 1.3 years.

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

The 2010 Plan

On October 11, 2010, our shareholders approved the 2010 Plan which permitted all our eligible employees, including employees of certain of our subsidiaries, to purchase shares of our common stock through payroll deductions at a purchase price not to be less than 90% of the fair market value of the shares on each purchase date. There was a total of 500,000 shares available for issuance under the 2010 Plan.  The 2010 Plan had a term of 5 years and expired on January 1, 2016. Therefore, no further stock will be issued under the plan.

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended
	July 31, 2016	July 31, 2015

Numerator:
Basic and Diluted:
Net (loss) income available to common shareholders	$(99,573)	$457,996

Denominator:
Basic weighted average number of common shares outstanding	17,789,063	16,416,737
Dilutive effect of common stock options and warrants	-	188,571

Diluted weighted average number of common shares outstanding	17,789,063	16,605,308

Net income per common share - basic	$(0.01)	$0.03
Net income per common share - diluted	$(0.01)	$0.03

Note 11.   Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of July 31, 2016 are as follows:

Period	Total

August 2016-July 2017	$3,067,707
August 2017-July 2018	3,058,611
August 2018-July 2019	2,906,410
August 2019-July 2020	2,384,583
August 2020-July 2021	2,225,860
Thereafter	1,069,156
$14,712,327

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

Note 12. Income Taxes

For the three months ended July 31, 2016, our effective tax rate of a benefit was 33%. For the three months ended July 31, 2015, our effective income tax rate was 33%. The difference between the federal statutory rate of 34% and the current quarter’s effective tax rate is primarily due to general business credits that decrease taxable income.

At July 31, 2016, we have $2.4 million in net deferred tax assets, which is primarily a result of the $7.8 million in receivables that have been fully reserved for book purposes. We believe that it is more-likely-than-not that the deferred tax assets will be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

We filed income tax returns in the United States federal jurisdiction. No jurisdiction is currently examining our tax filings for any tax years. All of the Company’s tax positions are considered more likely than not to be sustained upon an IRS examination.

Note 13.   Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota and (iii) Nevada, as well as the Company’s corporate location. For the three months ended July 31, 2016, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, Nevada segment consists of Club Fortune casino and the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses. The Corporate column also includes corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments is shown in the following table:

	As of, and for the Three Months Ended, July 31, 2016
	Washington	South Dakota	Nevada	Corporate	Total

Net revenue	$13,069,819	$1,942,880	$3,284,279	$-	$18,296,978
Casino and food and beverage expense	7,119,123	1,690,369	1,958,241	-	10,767,733
Marketing, administrative and corporate expense	4,045,668	121,270	1,103,340	796,733	6,067,011
Facility and other expenses	493,356	35,952	77,874	-	607,182
Depreciation and amortization	255,181	156,213	358,881	6,237	776,512
Operating income (loss)	1,156,490	(69,295)	(214,056)	(802,970)	70,169
Assets	27,042,061	3,822,739	18,563,739	6,325,106	55,753,645
Purchase of property and equipment	189,518	-	417,565	48,034	655,117

	As of, and for the Three Months Ended, July 31, 2015
	Washington	South Dakota	Nevada	Corporate	Total

Net revenue	$13,763,744	$2,179,030	-	$-	$15,942,774
Casino and food and beverage expense	7,401,080	1,907,590	-	-	9,308,670
Marketing, administrative and corporate expense	4,132,932	77,623	-	749,467	4,960,022
Facility and other expenses	505,162	35,991	-	-	541,153
Depreciation and amortization	356,178	151,520	-	3,096	510,794
Operating income (loss)	1,534,758	3,421	-	(752,563)	785,616
Assets	28,574,019	5,272,605	-	9,556,773	43,403,397
Purchase of property and equipment	96,397	19,815	-	-	116,212

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2016, filed on Form 10-K with the SEC on July 29, 2016.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2016, filed on Form 10-K with the SEC on July 29, 2016.

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

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2016 AND JULY 31, 2015

Net revenues. Net revenues were $18.3 million for the three months ended July 31, 2016, and $15.9 million for the same period ended July 31, 2015. The increase is due to the inclusion of Club Fortune’s $3.3 million of net revenue, partially offset by net revenue decreases of $0.3 million for the same nine properties in Washington (the Golden Nugget was sold on June 29, 2015) and $0.2 million in South Dakota. Club Fortune was acquired on December 1, 2015. The decrease in Washington’s revenues, on a same store basis, was due to a lower hold percentage impacting Washington revenue by $0.4 million. South Dakota revenues were $1.9 million this quarter compared to $2.2 million in the prior year’s quarter primarily due to lower handle as a result of 47 fewer units in operation.

Total operating expenses. Total operating expenses were $18.2 million for the three months ended July 31, 2016, compared to $15.2 million in the same period ended July 31, 2015. The increase was primarily due to Club Fortune operating expenses, which were $3.5 million. Excluding Club Fortune’s operating expenses, casino expenses decreased $0.5 million when compared to the same period last year primarily due to the sale of the Golden Nugget property and lower revenue driven commissions and gaming taxes in South Dakota. Corporate expenses increased $47 thousand when compared to the same period last year primarily due to professional fees associated with the Club Fortune acquisition. Prior year also included $0.2 million gain on the sale of the Golden Nugget during the quarter. Marketing and administration increased $1.1 million over the prior year period due to Club Fortune. Food and beverage, depreciation and amortization, facility and other expenses remained relatively steady when compared to the same period last year on a same property basis (excluding the impact of the sale of Golden Nugget and the addition of Club Fortune).

Non-operating income (expense). Total non-operating expense increased $0.1 million for the three months ended July 31, 2016, compared to the three months ended July 31, 2015. The increase resulted primarily from the $8.1 million increase in outstanding debt since July 31, 2015, partially offset by lower loan amortization fees due to the extended term of the loan.

Income Taxes. For the three months ended July 31, 2016 and 2015, our effective income tax rates were 33%. The difference between the federal statutory rate of 34% and the effective tax rate for the quarter is primarily due to general business credits that decrease taxable income.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, change in swap fair value, goodwill and other long-lived asset impairment charges, write-offs of project development costs, acquisition costs, litigation charges, non-cash stock grants, non-cash employee stock purchase plan discounts, exclusion of net income or loss from assets held for sale, and net losses/gains from asset dispositions. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results, to compare to the performance of other companies that also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by segment for the three months ended July 31 of 2016 and 2015:

	Adjusted EBITDA
	Washington	South Dakota	Nevada	Corporate - Other	Total

Three months ended July 31, 2016	$1,424,170	$95,289	$144,825	$(654,159)	$1,010,125

Three months ended July 31, 2015	$1,732,479	$157,827	$-	$(539,151)	$1,351,155

Adjusted EBITDA reconciliation to net (loss) income:

	For the three months ended
	July 31, 2016	July 31, 2015
Net (loss) income	$(99,573)	$457,996
Adjustments:
Net interest expense and change in swap fair value	217,730	100,108
Income tax (benefit) expense	(47,988)	227,512
Depreciation and amortization	776,512	510,794
Acquisition expenses	113,900	180,120
Stock compensation and employee stock purchases	28,675	30,195
Loss (gain) on sale of assets	8,371	(163,481)
Amortization of deferred rent	12,498	7,911
Adjusted EBITDA	$1,010,125	$1,351,155

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash (used in) provided by operating, investing and financing activities for the three months ended July 31, 2016 and 2015:

	Three Months Ended
	July 31,	July 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(1,705,977)	$(968,766)
Investing activities	$(439,140)	$(1,221,906)
Financing activities	$(611,960)	$802,931

Operating activities. Net cash used in operating activities during the three months ended July 31, 2016, increased by $0.7 million over the comparable period in the prior fiscal year. This lower operating cash flow resulted from the decrease in operating income and the change in working capital, including the timing of payments for payroll, taxes, insurance and gaming progressives.

Investing activities. Net cash used in investing activities during the three months ended July 31, 2016 decreased by $0.8 million over the comparable period in the prior fiscal year primarily due to the $1.5 million deposit paid in the prior year towards the Club Fortune acquisition, offset by prior year’s proceeds from the sale of the Golden Nugget and the current year’s $0.5 million increase in purchases of property and equipment. The restaurant and kitchen were remodeled during the quarter at Club Fortune for $0.4 million.

Financing activities. Net cash provided by financing activities during the three months ended July 31, 2016 decreased $1.4 million over the comparable period in the prior fiscal year. The decrease mainly resulted from the $1.5 million proceeds from the bank loan to finance the Club Fortune acquisition in the prior fiscal year.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- new management contracts

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

Also, in July 2016, we announced that our board of directors had approved a $2.0 million stock repurchase program. To date, we have not acquired any shares.

As of July 31, 2016, we have $4.5 million available to borrow per the Credit Agreement. Principal reductions due on the Credit Facility are as follows:

August 1, 2016 – July 31, 2017	-
August 1, 2017 – July 31, 2018	$490,000
August 1, 2018 – July 31, 2019	2,500,000
August 1, 2019 – July 31, 2020	2,500,000
August 1, 2020 – November 30, 2020	11,057,775
Total payments	16,547,775
Unamortized debt discount	(316,560)
Total long-term debt	$16,231,215

On January 31, 2016, excluding restricted cash of $1,308,303, we had cash and cash equivalents of $8,826,030. The restricted cash consists of funds for player supported jackpots.

In Washington, the November election ballot will include a proposal to increase the state minimum wage to $11.00 per hour effective January 1, 2017. The minimum wage would then increase to $11.50 in 2018, $12.00 in 2019, $13.50 in 2020 and would thereafter be indexed to inflation. The company expects that passage of this proposal would increase its payroll expense by approximately $1.2 million annually. The Company is addressing ways to mitigate the overall financial impact of this potential change.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of July 31, 2016.

Changes in internal controls over financial reporting. On December 1, 2015, the Company acquired Club Fortune casino and management is currently continuing its assessment of the effectiveness of Club Fortune’s internal controls. Upon completion of our assessment, as well as implementation of certain controls and procedures, we will provide a conclusion in our annual report on Form 10-K for the fiscal year ended April 30, 2016, about whether or not our internal control over financial reporting was effective as of April 30, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. There have not been any changes in our control over financial reporting during the three months ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed with the SEC on July 29, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.3	Amended and Restated Credit Agreement dated November 30, 2015 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2015).

10.4	Asset Purchase Agreement between Gaming Ventures of Las Vegas, Inc., as seller, and Nevada Gold & Casinos LV, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2015).

10.5	First Amendment to Option Agreement dated April 22, 2016 between the Company and Clear Creek Development Company (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 25, 2016).

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

 ________________

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2016

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier
Chief Financial Officer
(Principal Financial Officer)

