Form 10-Q
period 2016-10-31
NEVADA GOLD & CASINOS INC
filed 2016-12-15
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2016

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2016	2016
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,237,713	$11,583,107
Restricted cash	1,518,888	1,433,728
Accounts receivable, net of allowances	468,795	665,549
Prepaid expenses	1,529,350	1,206,825
Notes receivable, current portion	620,929	208,294
Inventory and other current assets	406,144	416,022
Total current assets	14,781,819	15,513,525

Real estate held for sale	750,000	750,000
Notes receivable, net of current portion	7,500	900,775
Goodwill	18,025,059	18,025,059
Intangible assets, net of accumulated amortization	4,534,399	5,003,981
Property and equipment, net of accumulated depreciation	14,850,636	15,147,061
Deferred tax asset	2,325,445	2,348,299
Other assets	70,000	70,000
Total assets	$55,344,858	$57,758,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,331,378	$1,702,366
Accrued payroll and related	1,852,582	2,094,250
Accrued player's club points and progressive jackpots	1,886,958	1,872,566
Total current liabilities	5,070,918	5,669,182
Long-term debt	15,209,829	16,839,148
Other long-term liabilities	856,920	881,426
Total liabilities	21,137,667	23,389,756

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,625,167 and 18,571,693 shares issued and 17,652,542 and 17,788,856 shares outstanding at October 31, 2016, and April 30, 2016, respectively	2,235,028	2,228,612
Additional paid-in capital	27,441,270	27,315,517
Retained earnings	11,807,300	11,756,850
Treasury stock, 972,625 and 782,837 shares at October 31, 2016 and April 30, 2016, respectively, at cost	(7,276,407)	(6,932,035)
Total stockholders' equity	34,207,191	34,368,944
Total liabilities and stockholders' equity	$55,344,858	$57,758,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2016	2015	2016	2015
Revenues:
Casino	$16,412,381	$14,262,197	$32,650,083	$28,360,893
Food and beverage	3,329,915	2,479,077	6,631,308	4,922,187
Other	547,545	455,212	1,088,260	907,884
Gross revenues	20,289,841	17,196,486	40,369,651	34,190,964
Less promotional allowances	(1,747,069)	(1,062,273)	(3,529,902)	(2,113,975)
Net revenues	18,542,772	16,134,213	36,839,749	32,076,989
Expenses:
Casino	9,490,195	7,929,335	18,715,421	15,924,636
Food and beverage	1,482,778	1,295,320	3,015,120	2,608,689
Other	70,394	63,000	154,403	110,999
Marketing and administrative	5,163,876	4,114,503	10,434,156	8,325,058
Facility	547,370	492,066	1,080,705	985,221
Corporate	724,136	738,995	1,520,869	1,488,462
Depreciation and amortization	773,510	488,709	1,550,022	999,503
Loss (gain) on disposal of assets	5,546	2,050	13,916	(161,430)
Total operating expenses	18,257,805	15,123,978	36,484,612	30,281,138
Operating income	284,967	1,010,235	355,137	1,795,851
Non-operating income (expenses):
Interest income	23,124	24,749	46,092	50,630
Interest expense and amortization of loan issue costs	(150,812)	(94,027)	(304,331)	(213,620)
Interest rate swap expense	(33,591)	(12,714)	(70,056)	(30,326)
Change in swap fair value	97,176	(9,133)	46,462	2,084
Income before income tax expense	220,864	919,110	73,304	1,604,619
Income tax expense	(70,842)	(301,122)	(22,854)	(528,634)
Net income	$150,022	$617,988	$50,450	$1,075,985
Per share information:
Net income per common share - basic and diluted	$0.01	$0.04	$0.00	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	October 31,	October 31,
	2016	2015
Cash flows from operating activities:
Net income	$50,450	$1,075,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,550,022	999,503
Stock compensation	119,128	110,495
Amortization of deferred loan issuance costs	43,459	85,041
Change in deferred rent	21,955	12,863
Changes to restricted cash	(85,160)	283,432
Change in swap fair value	(46,462)	(2,084)
Loss (gain) on disposal of assets	13,916	(161,430)
Changes in deferred income taxes	22,854	528,634
Other	-	869
Changes in operating assets and liabilities:
Receivables and other assets	(115,892)	(587,200)
Accounts payable and accrued liabilities	(598,264)	(529,995)
Net cash provided by operating activities	976,006	1,816,113
Cash flows from investing activities:
Club Fortune acquisition, net of cash acquired	-	(1,500,000)
Collections on notes receivable	480,640	290,040
Purchase of property and equipment	(822,877)	(277,485)
Capitalized licensing costs refunded (paid)	24,946	(76,934)
Proceeds from the sale of assets	-	300,520
Net cash used in investing activities	(317,291)	(1,263,859)
Cash flows from financing activities:
Purchase of treasury stock	(344,372)	-
Repayment of credit facilities	(1,672,777)	(2,110,000)
Employee stock plan purchases	-	28,280
Proceeds from credit facilities	-	1,500,000
Repayment of capital lease	-	(25,372)
Deferred loan issuance costs	-	(149,500)
Cash proceeds from exercise of stock options	13,040	176,150
Net cash used in financing activities	(2,004,109)	(580,442)

Net decrease in cash and cash equivalents	(1,345,394)	(28,188)
Cash and cash equivalents at beginning of period	11,583,107	8,541,670
Cash and cash equivalents at end of period	$10,237,713	$8,513,482
Supplemental cash flow information:
Cash paid for interest	$348,669	$162,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at October 31, 2016 and April 30, 2016, condensed consolidated statements of operations for the three and six months ended October 31, 2016 and 2015, and condensed consolidated statements of cash flows for the six months ended October 31, 2016 and 2015. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2016 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2016 are not necessarily indicative of the results expected for the full year.

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

	Three Months Ended		Six Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Food and beverage	$1,600,587	$845,540	$3,137,705	$1,692,093
Other	53,004	32,933	111,249	65,357
Total cost of complimentary services	$1,653,591	$878,473	$3,248,954	$1,757,450

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

In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016 (including interim periods within those periods). Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of 2019. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.

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

Note 3.   Restricted Cash

As of October 31, 2016 and April 30, 2016, we maintained $1,518,888 and $1,433,728, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

As of October 31, 2016, and April 30, 2016, we had net notes receivable of $628,429 and $1,109,069, respectively. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectability is reasonably certain.

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2,325,000 note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

As of October 31, 2016, the remaining principal and interest payments are scheduled to be made as follows:

•	Beginning November 1, 2016, six monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $398,369 which is due on the maturity date of June 1, 2017.

Through October 31, 2016, GI has timely made required principal and interest payments.

Note 5.   Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, the South Dakota slot route on January 27, 2012, and the Club Fortune Casino in Nevada on December 1, 2015, we have goodwill and intangible assets of $22,559,458, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangible assets for the six months ended October 31, 2016, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2016	$23,029,040	$18,025,059	$5,003,981
Current year amortization	(444,636)	-	(444,636)
Gaming license refund	(24,946)	-	(24,946)
Balance as of October 31, 2016	$22,559,458	$18,025,059	$4,534,399

Goodwill and net intangibles assets by segment as of October 31, 2016, are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$16,421,470	$14,092,154	$2,329,316
South Dakota	1,455,042	1,101,471	353,571
Nevada	4,270,442	2,831,434	1,439,008
Corporate	412,504	-	412,504
Total	$22,559,458	$18,025,059	$4,534,399

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of October 31, 2016, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,673,321	$(7,139,815)	$1,533,506
Non-compete agreements	1,379,000	(1,302,611)	76,389
State gaming registration	412,504	-	412,504
Trade names	2,512,000	-	2,512,000
Total	$12,976,825	$(8,442,426)	$4,534,399

The weighted average useful life of acquired intangibles is 7.0 years for customer relationships and 3.0 years for non-compete agreements. The estimated future annual amortization of intangible assets, which excludes trade names and state gaming license, is as follows:

Period	Amount
November 2016-October 2017	$733,325
November 2017-October 2018	355,896
November 2018-October 2019	159,484
November 2019-October 2020	117,143
November 2020-October 2021	117,143
Thereafter	126,904
Total	$1,609,895

Note 6.   Property and Equipment

Property and equipment at October 31, 2016 and April 30, 2016, consist of the following:

			Estimated
	October 31,	April 30,	Service Life
	2016	2016	in Years
Leasehold improvements	$1,556,824	$1,439,720	7-20
Gaming equipment	5,329,539	5,247,574	3-5
Furniture and office equipment	4,470,246	4,190,901	3-7
Building and improvements	7,762,201	7,440,577	15-30
Land	2,387,750	2,387,750
Construction in progress	-	82,272
	21,506,560	20,788,794
Less accumulated depreciation	(6,655,924)	(5,641,733)
Property and equipment, net	$14,850,636	$15,147,061

Note 7.   Long-Term Debt

Our long-term financing obligations are as follows:

	October 31,	April 30,
	2016	2016
$23.0 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining principal due on the maturity date of November 30, 2020.	$15,209,829	$16,839,148
Less: current portion	-	-
Total long-term financing obligations	$15,209,829	$16,839,148

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve months. The interest rate on the balance as of October 31, 2016, is 3.526%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of October 31, 2016, principal reductions due on the Credit Facility are as follows:

November 1, 2016 – October 31, 2017	$-
November 1, 2017 – October 31, 2018	67,223
November 1, 2018 – October 31, 2019	2,500,000
November 1, 2019 – October 31, 2020	1,875,000
November 1, 2020 – November 30, 2020	11,057,777
Total payments	15,500,000
Unamortized debt discount	(290,171)
Total long-term debt	$15,209,829

The unamortized debt discount above consists of debt costs paid directly to the lender. The discount is amortized over the period of the Credit Facility through interest expense.

During the current quarter, we paid $1.0 million to reduce the outstanding balance of the Credit Facility. As of October 31, 2016, we have $4.9 million available to borrow per the Credit Agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of October 31, 2016.

Note 8.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of October 31, 2016, the Company had one outstanding interest rate swap with MOOB with a notional amount of $10,250,000 at a swap rate of 1.77%, which as of October 31, 2016, effectively converts $10,250,000 of our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of October 31, 2016 is set at 0.529%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap as of October 31, 2016, we recorded a $97,176 and $46,462 increase in our interest rate swap fair value for the three and six months ended October 31, 2016, respectively. As of October 31, 2016 and April 30, 2016, our interest rate swap fair value is a $240,270 liability and $286,731, respectively which is included in other long-term liabilities on the condensed consolidated balance sheets.

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

A summary of stock option activity under our share-based payment plans for the six months ended October 31, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Year)	Value
Outstanding at April 30, 2016	705,000	$1.10
Granted	-
Exercised	(9,500)	$1.37
Forfeited or expired	-
Outstanding at October 31, 2016	695,500	$1.10	5.76	$425,895

Exercisable at October 31, 2016	695,500	$1.09	5.58	$401,895

Available for grant at October 31, 2016	672,400

As of October 31, 2016, there was no unamortized compensation cost related to stock options. Also, as of October 31, 2016, there was $6,722 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 1.0 year.

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

Stock Repurchase Plan

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. During the quarter ended October 31, 2016, the Company repurchased 189,788 shares at a weighted average-price per share of $1.81, costing $351,965, (including commissions and other related transaction costs). The repurchase plan does not obligate the Company to acquire any specified number or value of common stock.

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2016	2015	2016	2015
Numerator:
Basic and Diluted:
Net income available to common shareholders	$150,022	$617,988	$50,450	$1,075,985

Denominator:
Basic weighted average number of common shares outstanding	17,770,013	16,489,409	17,765,367	16,453,307
Dilutive effect of common stock options and warrants	292,842	206,291	297,036	197,849

Diluted weighted average number of common shares outstanding	18,062,855	16,695,700	18,062,403	16,651,156

Net income per common share - basic	$0.01	$0.04	$0.00	$0.07
Net income per common share - diluted	$0.01	$0.04	$0.00	$0.07

Note 11.   Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of October 31, 2016, are as follows:

Period	Total

November 2016-October 2017	$3,105,549
November 2017-October 2018	3,091,634
November 2018-October 2019	2,718,242
November 2019-October 2020	2,402,019
November 2020-October 2021	2,012,605
Thereafter	674,569
$14,004,618

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

Note 12.   Income Taxes

For the three months ended October 31, 2016 and 2015, our effective tax rates were 32% and 33%, respectively. For the six months ended October 31, 2016 and 2015, our effective tax rates were 31% and 33%, respectively. The difference between the federal statutory rate of 34% and the year to date’s effective tax rate is primarily due to general business credits.

At October 31, 2016, we have $2.3 million in net deferred tax assets, which is primarily a result of the $7.8 million in receivables that have been fully reserved for book purposes. We believe that it is more-likely-than-not that the deferred tax assets will be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

We filed income tax returns in the United States federal jurisdiction. No jurisdiction is currently examining our tax filings for any tax years. All of the Company’s tax positions are considered more likely than not to be sustained upon an IRS examination.

Note 13.   Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota and (iii) Nevada, as well as the Company’s corporate location. For the three months ended October 31, 2016, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, Nevada segment consists of Club Fortune casino and the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses. The Corporate column also includes corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments is shown in the following table:

	As of, and for the Three Months Ended, October 31, 2016
	Washington	South Dakota	Nevada	Corporate	Total

Net revenue	$13,194,470	$2,236,868	$3,111,434	$-	$18,542,772
Casino and food and beverage expense	7,063,865	1,875,635	2,033,473	-	10,972,973
Marketing, administrative and corporate expense	4,115,482	114,710	933,684	724,136	5,888,012
Facility and other expenses	505,090	33,658	79,016	-	617,764
Depreciation and amortization	231,443	156,444	379,780	5,843	773,510
Operating income (loss)	1,278,380	56,127	(319,561)	(729,979)	284,967
Assets	27,524,144	3,254,896	18,255,491	6,310,327	55,344,858
Purchase of property and equipment	49,582	21,463	89,561	7,154	167,760

	As of, and for the Three Months Ended, October 31, 2015
	Washington	South Dakota	Nevada	Corporate	Total

Net revenue	$13,727,547	$2,406,666	$-	$-	$16,134,213
Casino and food and beverage expense	7,154,436	2,070,219	-	-	9,224,655
Marketing, administrative and corporate expense	4,056,578	55,278	-	741,642	4,853,498
Facility and other expenses	525,865	29,201	-	-	555,066
Depreciation and amortization	332,251	153,362	-	3,096	488,709
Operating income (loss)	1,657,937	97,036	-	(744,738)	1,010,235
Assets	28,656,460	4,730,697	-	9,667,264	43,054,421
Purchase of property and equipment	102,533	58,739	-	-	161,272

	As of, and for the Six Months Ended, October 31, 2016
	Washington	South Dakota	Nevada	Corporate	Total

Net revenue	$26,264,287	$4,179,749	$6,395,713	$-	$36,839,749
Casino and food and beverage expense	14,172,822	3,566,005	3,991,714	-	21,730,541
Marketing, administrative and corporate expense	8,161,153	235,980	2,037,023	1,520,869	11,955,025
Facility and other expenses	1,008,609	69,610	156,889	-	1,235,108
Depreciation and amortization	486,623	312,657	738,662	12,080	1,550,022
Operating income (loss)	2,434,870	(13,168)	(533,616)	(1,532,949)	355,137
Assets	27,524,144	3,254,896	18,255,491	6,310,327	55,344,858
Purchase of property and equipment	239,100	21,463	507,126	55,188	822,877

	As of, and for the Six Months Ended, October 31, 2015
	Washington	South Dakota	Nevada	Corporate	Total

Net revenue	$27,491,292	$4,585,697	$-	$-	$32,076,989
Casino and food and beverage expense	14,559,017	3,974,308	-	-	18,533,325
Marketing, administrative and corporate expense	8,186,009	136,402	-	1,491,109	9,813,520
Facility and other expenses	1,031,029	65,191	-	-	1,096,220
Depreciation and amortization	688,429	304,882	-	6,192	999,503
Operating income (loss)	3,192,695	100,457	-	(1,497,301)	1,795,851
Assets	28,656,460	4,730,697	-	9,667,264	43,054,421
Purchase of property and equipment	198,930	78,555	-	-	277,485

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

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2016 AND OCTOBER 31, 2015

Net revenues. Net revenues were $18.5 million for the three months ended October 31, 2016, and $16.1 million for the same period ended October 31, 2015. The increase is due to the inclusion of Club Fortune’s $3.1 million of net revenue (Club Fortune was acquired on December 1, 2015), partially offset by net revenue decreases of $0.5 million for the properties in Washington and $0.2 million in South Dakota. The decrease in Washington’s revenues was due to a lower hold percentage impacting Washington revenue by $0.2 million and reduced poker play. South Dakota revenues were $2.2 million this quarter compared to $2.4 million in the prior year’s quarter primarily due to lower handle as a result of 47 fewer units in operation and the South Dakota market’s revenue being down approximately 8% for the quarter compared to prior year.

Total operating expenses. Total operating expenses were $18.3 million for the three months ended October 31, 2016, compared to $15.1 million in the same period ended October 31, 2015. The increase was primarily due to Club Fortune operating expenses, which were $3.4 million. Excluding Club Fortune’s operating expenses, casino expenses decreased $0.2 million when compared to the same period last year primarily due to lower revenue driven commissions and gaming taxes in South Dakota. Marketing and administration increased $1.0 million over the prior year period primarily due to Club Fortune. Depreciation and amortization decreased by $0.1 million, excluding Club Fortune’s expenses, because certain Washington customer relationship intangibles are now fully amortized. Food and beverage, corporate, facility and other expenses remained relatively steady when compared to the same period last year on a same property basis (excluding the impact of the addition of Club Fortune).

Non-operating income (expense). Total non-operating expense decreased $27 thousand for the three months ended October 31, 2016, compared to the three months ended October 31, 2015. The decrease resulted primarily from the $0.1 million increase in the swap fair value, partially offset by the $0.1 million increase in interest expense and amortization of loan issue costs primarily due to the increase in the outstanding debt since October 31, 2015.

Income Taxes. For the three months ended October 31, 2016, our effective tax rate was 32%. For the three months ended October 31, 2015, our effective income tax rate was 33%. The difference between the federal statutory rate of 34% and the year to date’s effective tax rate is primarily due to general business credits.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2016 AND OCTOBER 31, 2015

Net revenues. Net revenues were $36.8 million for the six months ended October 31, 2016, and $32.1 million for the same period ended October 31, 2015. The increase is due to the inclusion of Club Fortune’s $6.4 million of net revenue (Club Fortune was acquired on December 1, 2015), partially offset by net revenue decreases of $1.2 million for the properties in Washington and $0.4 million in South Dakota. Washington net revenues decreased $0.9 million after excluding prior year revenue from the Golden Nugget property, which was sold June 30, 2015. The decrease in Washington’s revenue was due to a lower hold percentage and $0.5 million of reduced poker play. South Dakota revenues were $4.2 million compared to $4.6 million in the prior year’s period primarily due to lower handle as a result of 47 fewer units in operation.

Total operating expenses. Total operating expenses were $36.5 million for the six months ended October 31, 2016, compared to $30.3 million in the same period ended October 31, 2015. The increase was primarily due to Club Fortune operating expenses, which were $6.9 million. Excluding Club Fortune’s operating expenses, casino expenses decreased $0.6 million when compared to the same period last year primarily due to $0.4 million decreases in South Dakota due to lower revenue driven commissions and gaming taxes and $0.2 million in Washington primarily due to the sale of the Golden Nugget property. Marketing and administration increased $2.1 million over the prior year period primarily due to Club Fortune. Corporate expense increased $0.2 million after excluding acquisition expenses primarily due to first quarter professional fees and on-going consulting fees paid to the former owner of Club Fortune. Depreciation and amortization decreased by $0.2 million, excluding Club Fortune’s expenses, because certain Washington customer relationship intangibles are now fully amortized. Food and beverage, corporate, facility and other expenses remained relatively steady when compared to the same period last year on a same property basis (excluding the impact of the addition of Club Fortune).

Non-operating income (expense). Total non-operating expense increased $91 thousand for the six months ended October 31, 2016, compared to the six months ended October 31, 2015. The increase resulted primarily from the $0.1 million increase in interest expense and amortization of loan issue costs primarily due to the increase in the outstanding debt since October 31, 2015.

Income Taxes. For the six months ended October 31, 2016, our effective tax rate was 31%. For the six months ended October 31, 2015, our effective income tax rate was 33%. The difference between the federal statutory rate of 34% and the current year’s effective tax rate is primarily due to general business credits.

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

The following tables show adjusted EBITDA by operating unit:

	Adjusted EBITDA
For the three months ended:	Washington	South Dakota	Nevada	Corporate - Other	Total

October 31, 2016	$1,521,273	$212,866	$65,261	$(640,779)	$1,158,621

October 31, 2015	$1,995,624	$251,968	$-	$(580,686)	$1,666,906

	Adjusted EBITDA
For the six months ended:	Washington	South Dakota	Nevada	Corporate - Other	Total

October 31, 2016	$2,947,233	$308,155	$210,086	$(1,294,938)	$2,170,536

October 31, 2015	$3,728,103	$409,795	$-	$(1,119,836)	$3,018,062

Adjusted EBITDA reconciliation to net income:

	For the three months ended
	October 31, 2016	October 31, 2015

Net income	$150,022	$617,988
Adjustments:
Net interest expense and change in swap fair value	64,103	91,125
Income tax expense	70,842	301,122
Depreciation and amortization	773,510	488,709
Acquisition expenses	-	80,660
Stock compensation and employee stock purchases	85,143	80,300
Loss on disposal of assets	5,546	2,050
Amortization of deferred rent	9,455	4,952
Adjusted EBITDA	$1,158,621	$1,666,906

	For the six months ended
	October 31, 2016	October 31, 2015

Net income	$50,450	$1,075,985
Adjustments:
Net interest expense and change in swap fair value	281,833	191,232
Income tax expense	22,854	528,634
Depreciation and amortization	1,550,022	999,503
Acquisition expenses	113,900	260,780
Stock compensation and employee stock purchases	115,606	110,495
Loss (gain) on disposal of assets	13,916	(161,430)
Amortization of deferred rent	21,955	12,863
Adjusted EBITDA	$2,170,536	$3,018,062

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six months ended October 31, 2016 and 2015:

	Six Months Ended
	October 31,	October 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$976,006	$1,816,113
Investing activities	$(317,291)	$(1,263,859)
Financing activities	$(2,004,109)	$(580,442)

Operating activities. Net cash provided by operating activities during the six months ended October 31, 2016, decreased by $0.8 million over the comparable period in the prior fiscal year. This lower operating cash flow primarily resulted from the $0.7 million decrease in operating income before depreciation and amortization and gain or loss on disposal of assets.

Investing activities. Net cash used in investing activities during the six months ended October 31, 2016, decreased by $0.9 million over the comparable period in the prior fiscal year primarily due to the $1.5 million deposit paid in the prior year towards the Club Fortune acquisition, partially offset by the current year’s $0.5 million increase in purchases of property and equipment.

Financing activities. Net cash used in financing activities during the six months ended October 31, 2016, increased $1.4 million over the comparable period in the prior fiscal year. The increase mainly resulted from the $1.5 million proceeds from the bank loan to finance the Club Fortune acquisition in the prior fiscal year.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- new management contracts

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

Also, in July 2016, we announced that our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. During the quarter ended October 31, 2016, the Company repurchased 189,788 shares for the treasury at a weighted average-price per share of $1.81, costing $351,965, (including commissions and other related transaction costs). The repurchase plan does not obligate the Company to acquire any specified number or value of common stock.

As of October 31, 2016, we have $4.9 million available to borrow per the Credit Agreement. Principal reductions due on the Credit Facility are as follows:

November 1, 2016 – October 31, 2017	$-
November 1, 2017 – October 31, 2018	67,223
November 1, 2018 – October 31, 2019	2,500,000
November 1, 2019 – October 31, 2020	1,875,000
November 1, 2020 – November 30, 2020	11,057,777
Total payments	15,500,000
Unamortized debt discount	(290,171)
Total long-term debt	$15,209,829

On October 31, 2016, excluding restricted cash of $1,518,888, we had cash and cash equivalents of $10,237,713. The restricted cash consists of funds for player supported jackpots.

In November 2016, Washington state approved increasing the state minimum wage to $11.00 per hour effective January 1, 2017. The minimum wage is scheduled to increase to $11.50 in 2018, $12.00 in 2019, $13.50 in 2020 and would thereafter be indexed to inflation. The company estimates the passage of this proposal increases its annualized payroll expense by approximately $1.2 million in the first full year of the increase. The Company is addressing ways to mitigate the overall financial impact of this potential change.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, they concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Changes in internal controls over financial reporting. On December 1, 2015, the Company acquired Club Fortune casino. Management has assessed the effectiveness of Club Fortune’s internal controls and have determined our internal control over financial reporting is effective as of October 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. There have not been any changes in our control over financial reporting during the three months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.4	Asset Purchase Agreement between Gaming Ventures of Las Vegas, Inc., as seller, and Nevada Gold & Casinos LV, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2015).

10.5	First Amendment to Option Agreement dated April 22, 2016 between the Company and Clear Creek Development Company (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 25, 2016).

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema

101.CAL(*)	XBRL Taxonomy Calculation Linkbase

101.DEF(*)	XBRL Taxonomy Definition Linkbase

101.LAB(*)	XBRL Taxonomy Label Linkbase

101.PRE(*)	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2016

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier Chief Financial Officer (Principal Financial Officer)

