Form 10-Q
period 2017-01-31
NEVADA GOLD & CASINOS INC
filed 2017-03-16
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 17,584,354 as of March 1, 2017.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2017	2016
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,583,671	$11,583,107
Restricted cash	1,722,247	1,433,728
Accounts receivable, net of allowances	362,644	665,549
Prepaid expenses	1,338,878	1,206,825
Notes receivable, current portion	499,361	208,294
Inventory and other current assets	415,773	416,022
Total current assets	13,922,574	15,513,525

Real estate held for sale	750,000	750,000
Notes receivable, net of current portion	4,650	900,775
Goodwill	16,923,588	18,025,059
Intangible assets, net of accumulated amortization	4,320,863	5,003,981
Property and equipment, net of accumulated depreciation	14,384,547	15,147,061
Deferred tax asset	2,135,707	2,348,299
Other assets	70,000	70,000
Total assets	$52,511,929	$57,758,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,361,973	$1,702,366
Accrued payroll and related	1,250,576	2,094,250
Accrued player's club points and progressive jackpots	2,085,896	1,872,566
Total current liabilities	4,698,445	5,669,182
Long-term debt	13,735,976	16,839,148
Other long-term liabilities	685,807	881,426
Total liabilities	19,120,228	23,389,756

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,625,167 and 18,571,693 shares issued and 17,584,354 and 17,788,856 shares outstanding at January 31, 2017, and April 30, 2016, respectively	2,235,028	2,228,612
Additional paid-in capital	27,441,270	27,315,517
Retained earnings	11,124,254	11,756,850
Treasury stock, 1,040,813 and 782,837 shares at January 31, 2017 and
April 30, 2016, respectively, at cost	(7,408,851)	(6,932,035)
Total stockholders' equity	33,391,701	34,368,944
Total liabilities and stockholders' equity	$52,511,929	$57,758,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016
Revenues:
Casino	$15,791,598	$16,217,164	$48,441,682	$44,578,057
Food and beverage	3,383,641	3,294,142	10,014,949	8,216,330
Other	534,011	529,568	1,622,271	1,437,452
Gross revenues	19,709,250	20,040,874	60,078,902	54,231,839
Less promotional allowances	(1,722,078)	(1,680,127)	(5,251,980)	(3,794,103)
Net revenues	17,987,172	18,360,747	54,826,922	50,437,736
Expenses:
Casino	8,612,371	8,323,508	27,327,792	24,128,321
Food and beverage	1,573,445	1,508,918	4,588,565	4,117,607
Other	61,112	76,050	215,515	179,965
Marketing and administrative	5,149,807	4,886,618	15,583,962	13,335,935
Facility	547,123	524,892	1,627,828	1,510,113
Corporate	627,553	1,121,138	2,148,422	2,612,247
Depreciation and amortization	756,606	739,699	2,306,628	1,739,202
Loss (gain) on disposal of assets	42,574	(2,271)	56,490	(163,702)
Impairment of goodwill	1,101,471	-	1,101,471	-
Total operating expenses	18,472,062	17,178,552	54,956,673	47,459,688
Operating (loss) income	(484,890)	1,182,195	(129,751)	2,978,048
Non-operating income (expenses):
Interest income	19,149	22,794	65,241	73,424
Interest expense and amortization of loan issue costs	(178,100)	(187,894)	(482,432)	(401,514)
Interest rate swap expense	(29,526)	(21,006)	(99,582)	(51,332)
Change in swap fair value	180,059	(246,146)	226,520	(244,062)
(Loss) income before income tax expense	(493,308)	749,943	(420,004)	2,354,564
Income tax expense	(189,738)	(283,592)	(212,592)	(812,226)
Net (loss) income	$(683,046)	$466,351	$(632,596)	$1,542,338
Per share information:
Net (loss) income per common share - basic and diluted	$(0.04)	$0.03	$(0.04)	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	January 31,	January 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(632,596)	$1,542,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,306,628	1,739,202
Stock compensation	117,393	140,669
Amortization of deferred loan issuance costs	69,608	104,329
Change in deferred rent	30,899	24,502
Impairment of goodwill	1,101,471	-
Changes to restricted cash	(288,519)	198,636
Change in swap fair value	(226,520)	244,062
Write-off of licensing costs	-	54,729
Loss (gain) on disposal of assets	56,490	(163,702)
Changes in deferred income taxes	212,592	812,226
Other	-	1,524
Changes in operating assets and liabilities:
Receivables and other assets	171,101	(1,432,555)
Accounts payable and accrued liabilities	(969,001)	(656,293)
Net cash provided by operating activities	1,949,546	2,609,667
Cash flows from investing activities:
Club Fortune acquisition, net of cash acquired	-	(13,840,967)
Collections on notes receivable	605,058	438,502
Purchase of property and equipment	(942,933)	(400,742)
Capitalized licensing costs refunded (paid)	24,946	(96,935)
Proceeds from the sale of assets	500	305,820
Net cash used in investing activities	(312,429)	(13,594,322)
Cash flows from financing activities:
Purchase of treasury stock	(476,816)	-
Repayment of credit facilities	(3,172,777)	(4,110,000)
Employee stock plan purchases	-	41,810
Proceeds from credit facilities	-	15,500,000
Repayment of capital lease	-	(170,391)
Deferred loan issuance costs	-	(186,528)
Cash proceeds from exercise of stock options	13,040	190,250
Net cash (used in) provided by financing activities	(3,636,553)	11,265,141

Net (decrease) increase in cash and cash equivalents	(1,999,436)	280,486
Cash and cash equivalents at beginning of period	11,583,107	8,541,670
Cash and cash equivalents at end of period	$9,583,671	$8,822,156
Supplemental cash flow information:
Cash paid for interest	$528,532	$310,786
Non-cash investing and financing activities:
Issuance of stock to finance Club Fortune acquisition	$-	$2,202,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at January 31, 2017 and April 30, 2016, condensed consolidated statements of operations for the three and nine months ended January 31, 2017 and 2016, and condensed consolidated statements of cash flows for the nine months ended January 31, 2017 and 2016. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2016 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2017 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications between the operating expenses of casino, food and beverage, other and marketing and administrative have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact operating or net income, working capital or stockholders’ equity.

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

	Three Months Ended		Nine Months Ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
Food and beverage	$1,508,443	$1,170,089	$4,646,134	$2,750,283
Other	48,609	46,205	159,824	112,000
Total cost of complimentary services	$1,557,052	$1,216,294	$4,805,958	$2,862,283

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

Note 3.  Restricted Cash

As of January 31, 2017 and April 30, 2016, we maintained $1,722,247 and $1,433,728, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

As of January 31, 2017, and April 30, 2016, we had net notes receivable of $504,011 and $1,109,069, respectively. The dates on which payments are collected may vary depending upon the term of the contracts or note receivable agreements. Interest income related to notes receivable is recorded when earned and its collectability is reasonably certain.

G Investments, LLC

Upon completion of the sale of the Colorado Grande Casino on May 25, 2012, we recorded a $2,325,000 note receivable. This note bears interest at 6% per annum through the maturity date of June 1, 2017 and is secured with all of the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

As of January 31, 2017, the remaining principal and interest payments are scheduled to be made as follows:

•	Beginning February 1, 2017, four monthly installments of principal and accrued interest of $40,000; and
•	A final installment of $347,120 which is due on the maturity date of June 1, 2017.

Note 5.  Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, the South Dakota slot route on January 27, 2012, and the Club Fortune Casino in Nevada on December 1, 2015, we have goodwill and intangible assets of $21,244,451, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangible assets for the nine months ended January 31, 2017, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2016	$23,029,040	$18,025,059	$5,003,981
Current year amortization	(658,172)	-	(658,172)
State gaming registration refund	(24,946)	-	(24,946)
Impairment of South Dakota	(1,101,471)	(1,101,471)	-
Balance as of January 31, 2017	$21,244,451	$16,923,588	$4,320,863

Goodwill and net intangibles assets by segment as of January 31, 2017, are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$16,285,672	$14,092,154	$.	2,193,518
South Dakota	314,286	-		314,286
Nevada	4,231,989	2,831,434		1,400,555
Corporate	412,504	-		412,504
Total	$21,244,451	$16,923,588		$4,320,863

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of January 31, 2017, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,673,321	$(7,344,184)	$1,329,137
Non-compete agreements	1,379,000	(1,311,778)	67,222
State gaming registration	412,504	-	412,504
Trade names	2,512,000	-	2,512,000
Total	$12,976,825	$(8,655,962)	$4,320,863

The weighted average useful life of acquired intangibles is 7.0 years for customer relationships and 3.0 years for non-compete agreements. The estimated future annual amortization of intangible assets, which excludes trade names and state gaming registration, is as follows:

Period	Amount
February 2017-January 2018	$612,509
February 2018-January 2019	334,803
February 2019-January 2020	117,143
February 2020-January 2021	117,143
February 2021-January 2022	117,143
Thereafter	97,618
Total	$1,396,359

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for our South Dakota operations was $1.1 million as of April 30, 2016. In the third quarter of fiscal 2017, we experienced a third consecutive quarterly decline in the Deadwood, South Dakota market that is not expected to reverse in the near future without a significant catalyst. In view of the downturn, and along with our budgeting process which commences in the third quarter, we determined sufficient indication existed to require performance of an interim goodwill impairment analysis for the South Dakota reporting unit. The Company performed a preliminary impairment assessment of goodwill associated with the South Dakota operations as of January 31, 2017. As a result, we recognized a non-cash $1.1 million impairment of goodwill using both income and market approaches, which include certain unobservable inputs, primarily a 14% discount rate and long-term revenue and EBITDA growth rates of 0% to 2%. The calculations and key assumptions, which represent our best estimate based on the work that has been performed as of the date of this filing, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of the reporting unit. We expect to complete the preliminary impairment assessment of goodwill during the fourth quarter of fiscal 2017. Following completion of the analysis, we will adjust our preliminary estimate, if necessary, and record any required adjustment in our Consolidated Financial Statements for the year ended April 30, 2017.

Note 6.   Property and Equipment

Property and equipment at January 31, 2017 and April 30, 2016, consist of the following:

			Estimated
	January 31,	April 30,	Service Life
	2017	2016	in Years
Leasehold improvements	$1,556,824	$1,439,720	7-20
Gaming equipment	5,359,541	5,247,574	3-5
Furniture and office equipment	4,496,705	4,190,901	3-7
Building and improvements	7,762,201	7,440,577	15-30
Land	2,387,750	2,387,750
Construction in progress	-	82,272
	21,563,021	20,788,794
Less accumulated depreciation	(7,178,474)	(5,641,733)
Property and equipment, net	$14,384,547	$15,147,061

Note 7.   Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 30,
	2017	2016
$23.0 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining principal due
on the maturity date of November 30, 2020.	$13,735,976	$16,839,148
Less: current portion	-	-
Total long-term financing obligations	$13,735,976	$16,839,148

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve months. The interest rate on the balance as of January 31, 2017, is 3.27%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of January 31, 2017, principal reductions due on the Credit Facility are as follows:

February 1, 2017 – January 31, 2018	$-
February 1, 2018 – January 31, 2019	-
February 1, 2019 – January 31, 2020	1,692,223
February 1, 2020 – November 30, 2020	12,307,777
Total payments	14,000,000
Unamortized debt discount	(264,024)
Total long-term debt	$13,735,976

The unamortized debt discount above consists of debt costs paid directly to the lender. The discount is amortized using the effective interest method over the period of the Credit Facility through interest expense.

During the current quarter, we paid $1.5 million to reduce the outstanding balance of the Credit Facility. As of January 31, 2017, we have $5.8 million available to borrow per the Credit Agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of January 31, 2017.

Note 8.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of January 31, 2017, the Company had one outstanding interest rate swap with MOOB with a notional amount of $9,937,500 at a swap rate of 1.76%, which as of January 31, 2017, effectively converts $9,937,500 of our floating-rate debt to a synthetic fixed rate of 4.26%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.76% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of January 31, 2017 is set at 0.763%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap as of January 31, 2017, we recorded a $180,059 and $226,520 increase in our interest rate swap fair value for the three and nine months ended January 31, 2017, respectively. As of January 31, 2017 and April 30, 2016, our interest rate swap fair value is a $60,211 and $286,731 liability, respectively, which is included in other long-term liabilities on the condensed consolidated balance sheets.

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

A summary of stock option activity under our share-based payment plans for the nine months ended January 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Year)	Value
Outstanding at April 30, 2016	705,000	$1.10
Granted	-
Exercised	(9,500)	$1.37
Forfeited or expired	-
Outstanding at January 31, 2017	695,500	$1.10	5.5	$606,725

Exercisable at January 31, 2017	695,500	$1.10	5.5	$606,725

Available for grant at January 31, 2017	672,400

As of January 31, 2017, there was no unamortized compensation cost related to stock options. Also, as of January 31, 2017, there was $12,026 of unamortized compensation cost related to stock grants, which is expected to be recognized over 1.8 years.

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

Stock Repurchase Plan

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. During the quarter ended January 31, 2017, the Company repurchased 68,188 shares at a weighted average price per share of $1.94, costing $135,171 (including commission which are expensed). For the nine months ended January 31, 2017, the Company repurchased 257,976 shares at a weighted average-price per share of $1.85, costing $487,136 (including commissions). The repurchase plan does not obligate the Company to acquire any specified number or value of common stock.

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016
Numerator:
Basic and Diluted:
Net (loss) income available to common shareholders	$(683,046)	$466,351	$(632,596)	$1,542,338

Denominator:
Basic weighted average number of common shares outstanding	17,648,165	17,349,217	17,723,382	16,751,944
Dilutive effect of common stock options and warrants	275,143	295,509	290,712	260,266

Diluted weighted average number of common shares outstanding	17,923,308	17,644,726	18,014,094	17,012,210

Net (loss) income per common share - basic and diluted	$(0.04)	$0.03	$(0.04)	$0.09

Note 11.   Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of January 31, 2017, are as follows:

Period	Total

February 2017-January 2018	$3,098,328
February 2018-January 2019	3,076,065
February 2019-January 2020	2,548,847
February 2020-January 2021	2,419,455
February 2021-January 2022	1,799,350
Thereafter	279,982
$13,222,027

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

Note 12. Income Taxes

For the three months ended January 31, 2017 and 2016, our effective tax rates were -38% and 36%, respectively.  For the nine months ended January 31, 2017 and 2016, our effective tax rates were -51% and 34%, respectively.  The difference between the federal statutory rate of 34% and the 2017 fiscal year to date’s effective tax rate is primarily due to the non-deductible goodwill impairment. Due to the distortive impact of the goodwill impairment on the Company’s annual effective tax rate, the Company calculated its tax provision for the quarter ended January 31, 2017 as if the year to date operating results were the full year operating results.

At January 31, 2017, we have $2.1 million in net deferred tax assets, which is primarily a result of the $7.8 million in receivables that have been fully reserved for book purposes. We believe that it is more-likely-than-not that the deferred tax assets will be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

We filed income tax returns in the United States federal jurisdiction. No jurisdiction is currently examining our tax filings for any tax years. All of the Company’s tax positions are considered more likely than not to be sustained upon an IRS examination.

Note 13.   Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota and (iii) Nevada, as well as the Company’s corporate location. For the three and nine months ended January 31, 2017, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, the Nevada segment consists of Club Fortune casino and the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses. The Corporate column also includes corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments is shown in the following table:

	As of, and for the Three Months Ended, January 31, 2017
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$13,235,037	$1,159,964	$3,592,171	$-	$17,987,172
Casino and food and beverage expense	7,005,995	1,143,713	2,036,108	-	10,185,816
Marketing, administrative and corporate expense	4,158,224	99,131	892,452	627,553	5,777,360
Facility and other expenses	492,572	28,265	87,398	-	608,235
Depreciation and amortization	231,294	139,416	379,223	6,673	756,606
Operating income (loss)	1,344,849	(1,352,047)	156,533	(634,225)	(484,890)
Assets	27,181,165	1,927,133	17,314,523	6,089,108	52,511,929
Purchase of property and equipment	84,631	5,413	30,012	-	120,056

	As of, and for the Three Months Ended, January 31, 2016
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$14,647,144	$1,334,391	$2,379,212	$-	$18,360,747
Casino and food and beverage expense	7,263,022	1,239,246	1,330,158	-	9,832,426
Marketing, administrative and corporate expense	4,093,537	126,829	666,252	1,121,138	6,007,756
Facility and other expenses	513,782	31,360	55,800	-	600,942
Depreciation and amortization	340,034	156,209	240,360	3,096	739,699
Operating income (loss)	2,434,944	(220,456)	91,941	(1,124,234)	1,182,195
Assets	28,436,653	4,295,587	18,054,786	7,953,483	58,740,509
Purchase of property and equipment	112,167	3,679	7,413	-	123,259

	As of, and for the Nine Months Ended, January 31, 2017
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$39,499,326	$5,339,712	$9,987,884	$-	$54,826,922
Casino and food and beverage expense	21,191,324	4,709,717	6,015,316	-	31,916,357
Marketing, administrative and corporate expense	12,319,376	335,111	2,929,475	2,148,422	17,732,384
Facility and other expenses	1,488,674	97,875	256,794	-	1,843,343
Depreciation and amortization	717,917	452,073	1,117,885	18,753	2,306,628
Operating income (loss)	3,779,722	(1,365,215)	(377,083)	(2,167,175)	(129,751)
Assets	27,181,165	1,927,133	17,314,523	6,089,108	52,511,929
Purchase of property and equipment	323,731	26,876	537,138	55,188	942,933

	As of, and for the Nine Months Ended, January 31, 2016
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$42,138,437	$5,920,087	$2,379,212	$-	$50,437,736
Casino and food and beverage expense	21,829,124	5,086,646	1,330,158	-	28,245,928
Marketing, administrative and corporate expense	12,279,544	390,139	666,252	2,612,247	15,948,182
Facility and other expenses	1,537,727	96,551	55,800	-	1,690,078
Depreciation and amortization	1,028,465	461,090	240,360	9,287	1,739,202
Operating income (loss)	5,627,640	(119,999)	91,941	(2,621,534)	2,978,048
Assets	28,436,653	4,295,587	18,054,786	7,953,483	58,740,509
Purchase of property and equipment	311,096	82,233	7,413	-	400,742

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

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2017 AND JANUARY 31, 2016

Net revenues. Net revenues were $18.0 million for the three months ended January 31, 2017, and $18.4 million for the same period ended January 31, 2016. The decrease is primarily due to the $1.4 million, or 10%, decrease at our Washington operations, partially offset by the $1.2 million increase at Club Fortune (Club Fortune was acquired on December 1, 2015). Along with Washington’s reduced table games and poker play, which was partially attributed to unusually harsh weather in December and January, Washington’s revenue was impacted by a lower hold percentage, reducing revenue by $0.6 million. South Dakota revenues were $1.2 million this quarter compared to $1.3 million in the prior year’s quarter primarily due to lower handle as a result of 47 fewer units in operation and the South Dakota market’s revenue being down approximately 13% for the quarter compared to prior year.

Total operating expenses. Total operating expenses were $18.5 million for the three months ended January 31, 2017, compared to $17.2 million in the same period ended January 31, 2016. The increase was due to Club Fortune’s $1.1 million increase and the South Dakota impairment expense of $1.1 million, partially offset by decreases at corporate, Washington and South Dakota. Excluding Club Fortune’s operating expenses, casino expenses decreased $0.4 million when compared to the same period last year primarily due to lower revenue driven commissions and gaming taxes in Washington and South Dakota, and food and beverage expenses decreased $0.1 million corresponding to lower food and beverage revenues in Washington. Marketing and administration increased $0.3 million over the prior year period primarily due to an additional month of Club Fortune expense in 2017. Corporate expense decreased $0.5 million as prior year included $0.4 million of acquisition expenses and the current period has lower payroll expense primarily due to lower accrued bonus expense. Depreciation and amortization remained relatively unchanged as the $0.1 million additional expense from Club Fortune was offset by the decrease because certain Washington customer relationship intangibles are now fully amortized. Facility and other expenses remained relatively steady when compared to the same period last year.

Non-operating income (expense). Total non-operating expense decreased $0.4 million for the three months ended January 31, 2017, compared to the three months ended January 31, 2016, due to the $0.4 million increase in the swap fair value.

Income taxes. For the three months ended January 31, 2017 and 2016, our effective tax rates were -38% and 36%, respectively.  The difference between the federal statutory rate of 34% and the 2017 fiscal year to date’s effective tax rate is primarily due to the non-deductible goodwill impairment.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2017 AND JANUARY 31, 2016

Net revenues. Net revenues were $54.8 million for the nine months ended January 31, 2017, and $50.4 million for the same period ended January 31, 2016. The increase is due to Club Fortune’s $7.6 million increase (Club Fortune was acquired on December 1, 2015), partially offset by net revenue decreases of $2.6 million for the properties in Washington and $0.6 million in South Dakota. The decrease in Washington’s revenue was due to a lower hold percentage impact of $1.6 million and $0.8 million of reduced poker play. South Dakota revenues were $5.3 million compared to $5.9 million in the prior year’s period primarily due to lower handle as a result of 47 fewer units in operation.

Total operating expenses. Total operating expenses were $55.0 million for the nine months ended January 31, 2017, compared to $47.5 million in the same period ended January 31, 2016. The increase was primarily due to Club Fortune operating expenses, which increased $8.1 million and the South Dakota impairment expense of $1.1 million, partially offset by decreases at Washington, corporate and South Dakota. Excluding Club Fortune’s operating expenses, casino expenses decreased $1.0 million when compared to the same period last year primarily due to lower revenue driven commissions and gaming taxes, and food and beverage expenses decreased $0.2 million corresponding to lower food and beverage revenues in Washington. Marketing and administration increased $2.4 million over the prior year period primarily due to Club Fortune. Corporate expense decreased $0.1 million after excluding $0.6 million of Club Fortune acquisition expenses. Depreciation and amortization increased by $0.6 million due to Club Fortune’s $0.9 million increase over prior year, partially offset by a $0.3 million decrease in Washington because certain Washington customer relationship intangibles are now fully amortized. Facility and other expenses remained relatively steady when compared to the same period last year on a same property basis (excluding the impact of the addition of Club Fortune).

Non-operating income (expense). Total non-operating expense decreased $0.3 million for the nine months ended January 31, 2017, compared to the nine months ended January 31, 2016. The decrease resulted primarily from the $0.5 million increase in the swap fair value partially offset by $0.1 million increase in interest expense and amortization of loan issue costs.

Income taxes. For the nine months ended January 31, 2017 and 2016, our effective tax rates were -51% and 34%, respectively.  The difference between the federal statutory rate of 34% and the 2017 fiscal year to date’s effective tax rate is primarily due to the non-deductible goodwill impairment.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, change in swap fair value, goodwill and other long-lived asset impairment charges, write-offs of project development costs, acquisition costs, litigation charges, non-cash stock grants, non-cash employee stock purchase plan discounts, amortization of deferred rent, net income or loss from assets held for sale, and net losses/gains from asset dispositions. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results, to compare to the performance of other companies that also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following tables show adjusted EBITDA by operating unit:

	Adjusted EBITDA

For the three months ended:	Washington	South Dakota	Nevada	Corporate	Total

January 31, 2017	$1,588,979	$(111,145)	$576,213	$(627,553)	$1,426,494

January 31, 2016	$2,788,444	$(63,044)	$327,001	$(722,138)	$2,330,263

	Adjusted EBITDA

For the nine months ended:	Washington	South Dakota	Nevada	Corporate	Total

January 31, 2017	$4,536,212	$197,010	$786,299	$(1,922,491)	$3,597,030

January 31, 2016	$6,516,547	$346,751	$327,001	$(1,891,974)	$5,298,325

Reconciliation of net (loss) income to Adjusted EBITDA:

	For the three months ended
	January 31, 2017	January 31, 2016

Net (loss) income	$(683,046)	$466,351
Adjustments:
Net interest expense and change in swap fair value	8,418	432,252
Income tax expense	189,738	283,592
Depreciation and amortization	756,606	739,699
Impairment of goodwill	1,101,471	-
Acquisition expenses	-	368,824
Stock compensation and employee stock purchases	1,787	30,177
Loss (gain) on disposal of assets	42,574	(2,271)
Amortization of deferred rent	8,946	11,639
Adjusted EBITDA	$1,426,494	$2,330,263

	For the nine months ended
	January 31, 2017	January 31, 2016

Net (loss) income	$(632,596)	$1,542,338
Adjustments:
Net interest expense and change in swap fair value	290,253	623,484
Income tax expense	212,592	812,226
Depreciation and amortization	2,306,628	1,739,202
Impairment of goodwill	1,101,471	-
Acquisition expenses	113,900	629,603
Stock compensation and employee stock purchases	117,393	90,672
Loss (gain) on disposal of assets	56,490	(163,702)
Amortization of deferred rent	30,899	24,502
Adjusted EBITDA	$3,597,030	$5,298,325

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine months ended January 31, 2017 and 2016:

	Nine Months Ended
	January 31,	January 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$1,949,546	$2,609,667
Investing activities	$(312,429)	$(13,594,322)
Financing activities	$(3,636,553)	$11,265,141

Operating activities. Net cash provided by operating activities during the nine months ended January 31, 2017, decreased by $0.7 million over the comparable period in the prior fiscal year. This lower operating cash flow primarily resulted from the decrease in operating income before depreciation and amortization and gain or loss on disposal of assets, offset by an increase in working capital.

Investing activities. Net cash used in investing activities during the nine months ended January 31, 2017, decreased by $13.3 million compared to the prior fiscal year primarily due to the $13.8 million used to acquire Club Fortune, partially offset by the current year’s $0.5 million increase in purchases of property and equipment.

Financing activities. Net cash used in financing activities during the nine months ended January 31, 2017, increased $14.9 million over the comparable period in the prior fiscal year. The increase mainly resulted from the $15.5 million bank loan to finance the Club Fortune acquisition in the prior fiscal year and the current year’s $0.5 million of treasury stock purchases, partially offset by $0.9 million of decreased debt payments in the current year.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- new management contracts

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

Also, in July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. During the quarter ended January 31, 2017, the Company repurchased 68,188 shares at a weighted average price per share of $1.94, costing $135,171 (including commissions). Year to date, the Company repurchased 257,976 shares at a weighted average-price per share of $1.85, costing $487,136 (including commissions). The repurchase plan does not obligate the Company to acquire any specified number or value of common stock.

As of January 31, 2017, we have $5.8 million available to borrow per the Credit Agreement. Principal reductions due on the Credit Facility are as follows:

February 1, 2017 – January 31, 2018	$-
February 1, 2018 – January 31, 2019	-
February 1, 2019 – January 31, 2020	1,692,223
February 1, 2020 – November 30, 2020	12,307,777
Total payments	14,000,000
Unamortized debt discount	(264,024)
Total long-term debt	$13,735,976

On January 31, 2017, excluding restricted cash of $1,722,247, we had cash and cash equivalents of $9,583,671. The restricted cash consists of funds for player supported jackpots.

Washington state increased the state minimum wage to $11.00 per hour effective January 1, 2017. The minimum wage is scheduled to increase to $11.50 in 2018, $12.00 in 2019, $13.50 in 2020 and would thereafter be indexed to inflation. The company estimates the passage of this proposal increases its annualized payroll expense by approximately $1.2 million in the first full year of the increase. We have begun implementing several changes to mitigate the overall financial impact of this potential change.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our disclosure controls and procedures were effective as of January 31, 2017.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 16, 2017

Nevada Gold & Casinos, Inc.

By: /s/ James D. Meier
James D. Meier Chief Financial Officer (Principal Financial Officer)