Form 10-K
period 2017-04-30
NEVADA GOLD & CASINOS INC
filed 2017-07-27
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for fiscal year ended April 30, 2017

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

☐ Yes ☒ No

As of October 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $1.71, as reported on the NYSE MKT Stock Exchange, was $29,378,000.

As of July 15, 2017, the registrant had 16,836,210 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of April 30, 2017 are incorporated by reference into Part III of this report.

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

We operate a portfolio of nine mini-casinos in Washington State (“Washington”) which include restaurants, bars and approximately 120 table games. We acquired these operations in three separate transactions between 2009 and 2011. In 2012, we acquired all of the shares of A.G. Trucano, Son and Grandsons, Inc. (“South Dakota”), a slot machine route operation in Deadwood, South Dakota currently consisting of approximately 658 slot machines in 16 locations. In December 2015, we acquired Club Fortune Casino in Henderson, Nevada. It has approximately 475 slot machines, seven table games and a poker room, two bars, an entertainment lounge, a William Hill sports book, a café, a snack bar, and a gift shop.

We sold the Colorado Grande Casino in 2012 for $3.1 million and have a note receivable from the buyer with a balance of $0.4 million as of April 30, 2017.

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

With these three acquisitions we have become the largest operator of mini-casinos in the state of Washington with nine such facilities, which represents approximately 18% of the state's active mini-casinos. Each location includes a full service restaurant, a bar and a maximum of 15 table games. In addition to Player Banked Poker, the table games offered include Pai Gow poker, Baccarat, Spanish 21, Blackjack-Double Action, Ultimate Hold’em, Player’s Edge, Three and Four Card Poker and High Card Flush. New games are frequently introduced and traditional “pull tabs” are also allowed. Our combined Washington operations provide approximately 120 table games and employ approximately 1,050 people.

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

The South Dakota operations consist of a slot machine route operator that has been in business since the legalization of gaming in South Dakota in 1989. As of April 30, 2017, we operate approximately 658 slot machines in approximately 16 locations in Deadwood, South Dakota, which represents about 20% of the total number of slot machines in that market. Deadwood is a town of 1,300 residents located in Black Hills, in the southwest corner of South Dakota. Deadwood attracts over a million visitors each year and is a one hour drive from Mount Rushmore and 40-minute drive from Rapid City, South Dakota. Initiated in 1989, Deadwood was the third jurisdiction in the United States to host legalized gambling. Our South Dakota operations employ approximately 26 people.

Club Fortune Casino

In December 2015, we acquired Club Fortune Casino in Henderson, Nevada. It has approximately 475 slot machines, seven table games and a poker room, two bars, an entertainment lounge, a William Hill sports book, a café, a snack bar, and a gift shop. Henderson’s population is approximately 278,000 and is part of the Las Vegas metropolitan area. The purchase price for the acquisition, exclusive of working capital, was $14,159,623 and 1,190,476 shares of common stock of the Company for a total purchase price of $16,362,004. The acquisition was financed pursuant to an expansion of the Company’s existing Credit Agreement with Mutual of Omaha Bank. Club Fortune employs approximately 196 people.

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

Buena Vista Rancheria of Me-Wuk Indians; Ione, Amador County, California

We have a note receivable for $4.6 million from B. V. Oro, LLC from the 2008 sale of our 40% interest in Buena Vista Development Company, LLC. The receivable was fully reserved in 2012.

Big City Capital, LLC

In 2004, we advanced $3.2 million to Big City Capital, LLC for the development of gaming/entertainment projects. The receivable was fully reserved as of 2012 and $1.6 million was written off in 2017.

Regulation and Licensing

Washington

The gaming legislation in Washington State is codified in chapter 9.46 of the Revised Code of Washington (“RCW”) which stipulates the Washington State Gambling Commission (the “WA Gambling Commission”) to be the regulator of gambling activities in this state.  The WA Gambling Commission enforces its authority through an extensive set of rules and regulations promulgated in Title 230 of the Washington Administrative Code.  The state of Washington allows certain gambling activities, such as amusement games, bingo, raffles, punch boards, pull-tabs, card-rooms, and public card games.  In order to be considered legal, these activities must be operated by either non-profit organizations or by commercial food and drink establishments.  Some activities may be operated solely by non-profit organizations, such as raffles.  Some traditional casino games, such as craps, roulette and keno, are prohibited.  House-banked card-rooms have been authorized in Washington State since 1997 and, under current law, each establishment is allowed to have up to 15 tables offering games, such as Blackjack, Ultimate Texas Hold’em, Three Card Poker, Four Card Poker, Spanish Poker, Baccarat, Texas Shootout, Spanish 21, Pai Gow Poker, and others.  The law allows both player-sponsored and house-banked card-rooms.  The Washington Gambling Commission allows a maximum $300 table game wager for house-banked card-rooms. In addition, these establishments are allowed to be open 24 hours per day, seven days per week.

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

The laws, regulations and supervisory procedures of the Nevada gaming authorities are based upon declarations of public policy which are concerned with, among other things:

●	the character of persons having any direct or indirect involvement with gaming to prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

●	establishment and application of responsible accounting practices and procedures;

●	maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues;

●	recordkeeping and reporting to the Nevada gaming authorities;

●	fair operation of games; and

●	the raising of revenues through taxation and licensing fees.

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with those persons, collectively, “licensees,” and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $0.03 million to pay the expenses of investigation by the Nevada Gaming Control Board of the licensee’s participation in foreign gaming. We comply with this requirement. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

●	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

●	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

●	engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

●	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

●	employs, contracts with or associates with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of unsuitability.

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

Employees

As of April 30, 2017, we employed approximately 1,280 people.

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

On December 1, 2015, the Company and certain of its subsidiaries entered into a new $23,000,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”). The maturity date of the Credit Facility is November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. At April 30, 2017, outstanding indebtedness was $12,300,000.

As of April 30, 2017, scheduled principal payments on the Credit Facility are as follows:

May 1, 2017 – April 30, 2018	$-
May 1, 2018 – April 30, 2019	-
May 1, 2019 – April 30, 2020	617,223
May 1, 2020 – November 30, 2020	11,682,777
$12,300,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of April 30, 2017.

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

As a result of acquiring facilities in Washington, we own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick. In addition we have real property leases as follows:

Washington Casinos.

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires in May of 2019 with an option to renew for an additional term of five years.
•	Crazy Moose Casino in Pasco has a parking lot lease which is leased on a monthly basis.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2019 with an option to renew for up to two additional terms of 10 years each.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2022 with an option to renew for two additional terms of 5 years.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2022 with options to renew for up to three additional five-year terms.
•	Royal Casino in Everett has a building lease which expires in January of 2021 with an option to renew for up to three additional five-year terms.
•	Administrative offices lease in Renton expires in October of 2018.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2021 with an option to renew for up to two additional five-year terms.

South Dakota. We have an administrative center lease which expires in January of 2022 with an option to renew for an additional five-year term.

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

Colorado Grande Casino. Through our wholly-owned subsidiary, CGE Assets, Inc. (formerly, Colorado Grande Enterprises, Inc.), we leased a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino and hotel facilities. Although this lease was assigned to G Investments, LLC as a result of the sale of the Colorado Grande Casino on May 25, 2012, we retained contingent liability of the tenant’s obligations under this lease through May 24, 2017.

Club Fortune Casino. In December 2015, we acquired Club Fortune Casino in Henderson, Nevada, which includes the 35,000 square foot building and 8.1 acres of land.  We rent land and administrative buildings adjacent to our property.

Office Lease. We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on January 31, 2018.

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

	Fiscal Year Ended
	April 30, 2017		April 30, 2016
	High	Low	High	Low

First Quarter	$2.06	$1.80	$2.19	$1.50
Second Quarter	$2.13	$1.68	$1.81	$1.50
Third Quarter	$2.02	$1.64	$2.40	$1.74
Fourth Quarter	$2.23	$2.00	$2.19	$1.98

Holders of Common Stock

As of June 30, 2017, we had approximately 3,760 holders of our common stock, which includes the number of record holders and participants in security position listings.

Dividends

We have not paid any dividends and our current policy is to retain earnings to provide for our growth and repayment of debt. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2017 including the 2009 Equity Incentive Plan and the 2010 Employee Stock Purchase Plan, as amended, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)

Equity Compensation Plans Approved by Security Holders	693,500	$1.10	591,041

Recent Sales of Unregistered Securities

During the year ended April 30, 2016, we issued 1,190,476 shares in connection with our purchase of the Club Fortune Casino. During the year ended April 30, 2017, we did not sell any shares.

Issuer Purchases of Equity Securities

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. During the year ended April 30, 2017, the Company repurchased 296,665 shares at a weighted average price per share of $1.89, costing $573,474 (including commissions). The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the year ended April 30, 2016, we did not repurchase any shares. On July 12, 2017, we purchased 755,644 shares of the Company’s common stock for $2.15 per share from a longtime shareholder of the Company.

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

Goodwill, Other Intangible Assets, and Other Long-Lived Assets

In connection with our acquisitions of the nine Washington mini-casinos from May 12, 2009 to July 18, 2011, the acquisition of the South Dakota slot route operation in South Dakota on January 27, 2012, and the acquisition of Club Fortune Casino on December 1, 2015, we have goodwill and identifiable intangible assets of $21.0 million, net of amortization. Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting unit level, which is the same as our operating segments. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings and on a discounted cash flow method. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming operations.

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Company acquired the South Dakota route in January of 2012 for approximately $5.1 million. Goodwill for our South Dakota operations was $0 and $1.1 million as of April 30, 2017 and 2016, respectively. Based on interim indicators of impairment, the Company’s review of goodwill associated with the South Dakota operations as of January 31, 2017, resulted in a $1.1 million impairment of goodwill using market and income valuations. The calculations and key assumptions contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of the route.

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

Revenue Recognition

We record revenues from casino operations. The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. These amounts are included in promotional allowances in the accompanying consolidated statements of operations. We record the redemption of coupons and points for cash as a reduction of revenue. The estimated retail value of providing such promotional allowances is as follows:

	Fiscal Year Ended
	April 30, 2017	April 30, 2016
Food and beverage	$6,722,157	$5,509,186
Other	236,909	219,283
Promotional allowances	$6,959,066	$5,728,469

The estimated cost of providing such complimentary services that is included in casino expense in the consolidated statements of operations was as follows:

	Fiscal Year Ended
	April 30, 2017	April 30, 2016
Food and beverage	$6,112,343	$4,477,148
Other	222,886	171,187
Total cost of complimentary services	$6,335,229	$4,648,335

Accrued Jackpot Liability

We accrue slot jackpot liability as games are played under a matching concept of coin-in. In addition, as of April 30, 2017 and 2016, we also maintained $1.9 million and $1.5 million, respectively, in player-supported jackpot accrued liability. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

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

Accrued Contingent Liability

We assess our exposure to loss contingencies including legal matters. If a potential loss is justified, probable, and able to be quantified, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2017 and 2016, we did not record any accrued contingent liability.

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

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of April 30, 2017, we had three notes receivable outstanding. Two of these notes were issued in connection with a potential gaming project and one is for the sale of the Colorado Grande Casino. Management performs periodic evaluations of the collectability of these notes. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

Stock-Based Compensation

Compensation cost for stock options granted are based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant and using the weighted-average assumptions of (i) expected volatility, (ii) expected term, (iii) expected dividend yield, (iv) risk-free interest rate and (v) forfeiture rate. Expected volatility is based on historical volatility of our stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award. Compensation cost for grants of the Company’s stock are based on the shares granted and the market price at the date of the grant.

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

Comparison of Fiscal Years Ended April 30, 2017 and April 30, 2016

Net revenues. Net revenues increased 6.3% to $74.6 million from $70.2 million for the fiscal year ended April 30, 2017, compared to the fiscal year ended April 30, 2016. The increase was primarily due to Club Fortune which contributed $13.5 million of net revenues in its first full year of operations compared to fiscal year ended April 30, 2016, with $6.0 million of net revenues since its acquisition in December 2015. Washington net revenues decreased 4.1% to $54.4 million this year from $56.7 million in the prior year. Total casino revenues increased 6.3%, or $3.9 million, due to Club Fortune’s $6.8 million increase in casino revenue from a partial prior year, partially offset by Washington’s and South Dakota’s $2.2 million and 0.7 million decreases, respectively. Washington’s casino revenue was impacted by $0.8 million of lower than expected table games hold percentage and $1.0 million of reduced poker play compared to prior year. South Dakota revenues decreased due to 47 fewer units in operation compared to the prior year. Food and beverage revenues, net of promotional allowances, increased by $0.4 million, or 6.8%, due to the addition of Club Fortune as Washington’s net food and beverage revenue was unchanged from prior year.

Total operating expenses. Total operating expenses increased 9.0% to $72.9 million from $66.9 million for the fiscal year ended April 30, 2017, compared to the fiscal year ended April 30, 2016. The increase was primarily due to Club Fortune’s $7.7 million increase in its first full year of operating expenses. Excluding Club Fortune’s expenses, casino expenses decreased $0.8 million, or 2.6%, primarily resulting from lower revenue driven commissions and gaming taxes at our South Dakota slot route, and food and beverage expenses decreased $0.2 million, or 3.8%, in Washington. Marketing and administrative expenses increased $2.3 million over the prior year primarily due to Club Fortune. Corporate expenses decreased $0.5 million mainly due to $0.6 million of acquisition related expenses in the prior year. Facilities and other expenses remained relatively steady compared to the prior fiscal year on a same property basis. Depreciation and amortization expenses increased by $0.4 million due to Club Fortune’s $0.9 million increase over prior year, partially offset by a $0.4 million decrease in Washington because certain customer relationship intangibles are now fully amortized.

Non-operating expenses. Total non-operating expenses decreased $0.4 million for the fiscal year ended April 30, 2017, due to the increase in the swap fair value compared to last year’s decrease in value.

Income taxes. The effective tax rates for the years ended April 30, 2017 and 2016, were 58.4% and 48.4%, respectively. The increase in the tax rates for each year is primarily due to non-deductible goodwill impairment.

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

The following table shows adjusted EBITDA by operating unit:

	Adjusted EBITDA
For the fiscal year ended:	Washington	South Dakota	Nevada	Corporate - Other	Total

Ápril 30, 2017	$7,037,344	$162,939	$1,537,922	$(2,493,072)	$6,245,133

Ápril 30, 2016	$9,091,898	$374,025	$832,006	$(2,447,344)	$7,850,585

Net income reconciliation to Adjusted EBITDA:

	Fiscal year ended
	April 30, 2017	April 30, 2016

Net income	$563,964	$1,301,046
Adjustments:
Net interest expense	666,543	628,315
Income tax expense	790,829	1,221,497
Depreciation and amortization	3,021,280	2,608,616
Club Fortune acquisition expenses	113,900	641,472
Write downs and other charges	1,101,472	1,185,000
Deferred rent amortization	36,068	35,900
Stock compensation amortization	124,279	164,698
Employee stock purchase discount	-	4,671
(Increase) decrease in swap fair value	(250,385)	217,781
Loss (gain) on disposal of assets	77,183	(158,411)
Adjusted EBITDA	$6,245,133	$7,850,585

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the fiscal years ended April 30, 2017 and April 30, 2016:

	Fiscal Year Ended
	April 30, 2017	April 30, 2016
Cash provided by (used in):
Operating activities	$4,754,488	$6,371,227
Investing activities	$(287,489)	$(13,059,923)
Financing activities	$(5,418,203)	$9,730,133

Operating activities. Net cash provided by operating activities during the fiscal year ended April 30, 2017 decreased $1.6 million compared to the same period in the fiscal year ended April 30, 2016. This decrease resulted primarily from the $1.6 million decrease in operating income.

Investing activities. Net cash used in investing activities during the fiscal year ended April 30, 2017 decreased $12.8 million compared to the same period in the fiscal year ended April 30, 2016. The decrease primarily resulted from $13.3 million used to acquire Club Fortune in fiscal 2016, partially offset by the $0.4 million of increased purchases of equipment.

Financing activities. Financing activities used $5.4 million and provided $9.7 million for fiscal years ended April 30, 2017 and 2016, respectively. The activity for the year ended April 30, 2017 is primarily attributable to the repayments of our credit facility and purchases of treasury stock. The activity for fiscal 2016 is primarily attributable to the increase in our credit facility, partially offset by principal payments.

Future Sources and Uses of Cash

On April 30, 2017, excluding restricted cash of $1,994,312, we had cash and cash equivalents of $10,631,903. The restricted cash consists of progressive liabilities and player supported jackpots. We expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to future acquisitions;
-	cash flow from operations;
-	working capital requirements;
-	treasury stock purchases
-	obtaining debt financing; and
-	debt service requirements.

On June 29, 2015, the Company sold its Golden Nugget casino in Tukwila, Washington for $0.3 million in cash. A gain on the sale of assets of $0.2 million was recorded in the first quarter of fiscal year ending April 30, 2016. Net proceeds from the sale were used to further reduce the Company’s debt. The Golden Nugget generated a $0.3 million operating loss for the year ended April 30, 2015.

As of April 30, 2017, scheduled principal payments on the Credit Facility are as follows:

May 1, 2017 – April 30, 2018	$-
May 1, 2018 – April 30, 2019	-
May 1, 2019 – April 30, 2020	617,223
May 1, 2020 – November 30, 2020	11,682,777
$12,300,000

Please see note 8 of our Consolidated Financial Statements.

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the year ended April 30, 2017, the Company repurchased 296,665 shares at a weighted average price per share of $1.89, costing $573,474 (including commissions). On July 12, 2017, the Company purchased 755,644 shares of the Company’s common stock for $2.15 per share from a longtime shareholder of the Company. Concurrent with the July 2017 stock purchase, the board of directors authorized an additional $2.0 million for future stock purchases, either in the open market or in private transactions.

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

Liquidity

The current ratio is an indication of a company's market liquidity and ability to meet creditor's demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3 for healthy businesses. If a company's current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then a company may have problems meeting its short-term obligations. As of April 30, 2017, we have a 2.77 current ratio, sufficient to service debt and maintain operations.

Indebtedness

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank (“MOOB”) to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin was 4.00% until April 1, 2016, when the first quarterly pricing change took effect, and decreased to 3.00%. As of July 1, 2017, the Applicable Margin is 2.50%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of April 30, 2017.

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank, which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of April 30, 2017, the Company had one outstanding interest rate swap with MOOB with a notional amount of $9,625,000 at a swap rate of 1.77%, which as of April 30, 2017, effectively converts $9,625,000 of our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of April 30, 2017 is set at 0.990%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap, we recorded a $250,385 increase in our interest rate swap fair value for the year ended April 30, 2017. As of April 30, 2017, our interest rate swap fair value is a $36,346 liability which is included in other long-term liabilities on the consolidated balance sheet.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. Management, including our CEO and CFO, has concluded that the internal control over financial reporting was effective as of April 30, 2017.

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

(a)(1) Financial Statements.

Included in Part II, Item 8 of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of April 30, 2017 and April 30, 2016
Consolidated Statements of Operations for fiscal years ended April 30, 2017 and April 30, 2016
Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2017 and April 30, 2016
Consolidated Statements of Cash Flows for fiscal years ended April 30, 2017 and April 30, 2016
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001 and incorporated herein by reference).

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002 and incorporated herein by reference).

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004 and incorporated herein by reference).

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference).

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A filed June 4, 1999, file no. 333-79867, and incorporated herein by reference).

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8 filed June 22, 2005, file no. 333-126027, and incorporated herein by reference).

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on April 14, 2009, file no. 333-158576, and incorporated herein by reference).

4.4	Nevada Gold & Casinos, Inc.’s 2010 Employee Stock Purchase Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on October 12, 2010, file no. 333-169892, and incorporated herein by reference).

10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.3	Amended and Restated Credit Agreement dated November 30, 2015 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2015).

10.4	Asset Purchase Agreement between Gaming Ventures of Las Vegas, Inc., as seller, and Nevada Gold & Casinos LV, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2015).

10.5	First Amendment to Option Agreement dated April 22, 2016 between the Company and Clear Creek Development Company (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 25, 2016).

10.6(+)	Amended Employment Agreement dated July 19, 2016 by and between Michael P. Shaunnessy and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2016 and incorporated herein by reference).

10.7(+)	Employment Agreement dated July 19, 2016 by and between James Meier and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2016 and incorporated herein by reference).

10.8(+)	Amended Employment Agreement dated February 1, 2017 by and between Victor H. Mena and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed February 1, 2017 and incorporated herein by reference).

10.9(+)	Employment Agreement dated April 14, 2011 by and between Ernest E. East and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2011 and incorporated herein by reference).

21.1(*)	Subsidiaries of Nevada Gold & Casinos, Inc.

23.1(*)	Consent of Independent Registered Public Accounting Firm.

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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

Date: July 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s /WILLIAM J. SHERLOCK
William J. Sherlock	Chairman of the Board of Directors	July 27, 2017

/s/ WILLIAM G. JAYROE
William G. Jayroe	Director	July 27, 2017

/s/ FRANK CATANIA
Frank Catania	Director	July 27, 2017

/s/ FRANCIS M. RICCI
Francis M. Ricci	Director	July 27, 2017

/s/ WAYNE H. WHITE
Wayne H. White	Director	July 27, 2017

/s/ SHAWN KRAVETZ
Shawn Kravetz	Director	July 27, 2017

/s/ RUDOLPH KLUIBER
Rudolph Kluiber	Director	July 27, 2017

/s/ MICHAEL P. SHAUNNESSY	President and Chief Executive Officer
Michael P. Shaunnessy	(Principal Executive Officer)	July 27, 2017

/s/ JAMES MEIER	VP and Chief Financial Officer
James Meier	(Principal Financial and Accounting Officer)	July 27, 2017

Index to Consolidated Financial Statements

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nevada Gold & Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. as of April 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Gold & Casinos, Inc. at April 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

July 27, 2017

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	April 30,	April 30,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$10,631,903	$11,583,107
Restricted cash	1,994,312	1,433,728
Accounts receivable, net of allowances	808,484	665,549
Prepaid expenses	1,209,507	1,206,825
Notes receivable, current portion	383,093	208,294
Inventory and other current assets	423,113	416,022
Total current assets	15,450,412	15,513,525

Real estate held for sale	750,000	750,000
Notes receivable, net of current portion	-	900,775
Goodwill	16,923,588	18,025,059
Identifiable intangible assets, net of accumulated amortization of $8,869,497 and $7,997,790 at April 30, 2017 and April 30, 2016, respectively	4,107,328	5,003,981
Property and equipment, net of accumulated depreciation of $7,635,620 and $5,641,733 at April 30, 2017 and April 30, 2016, respectively	13,958,715	15,147,061
Deferred tax asset	1,557,470	2,348,299
Other assets	70,000	70,000
Total assets	$52,817,513	$57,758,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,303,571	$1,702,366
Accrued payroll and related	1,925,592	2,094,250
Accrued player's club points and progressive jackpots	2,348,068	1,872,566
Total current liabilities	5,577,231	5,669,182
Long-term debt	12,061,411	16,839,148
Other long-term liabilities	667,110	881,426
Total liabilities	18,305,752	23,389,756

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,627,167 and 18,571,693 shares issued and 17,547,665 and 17,788,856 shares outstanding at April 30, 2017, and April 30, 2016, respectively	2,235,269	2,228,612
Additional paid-in capital	27,449,319	27,315,517
Retained earnings	12,320,814	11,756,850
Treasury stock, 1,079,502 and 782,837 shares at April 30, 2017 and April 30, 2016, at cost	(7,493,641)	(6,932,035)
Total stockholders' equity	34,511,761	34,368,944
Total liabilities and stockholders' equity	$52,817,513	$57,758,700

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

	Year Ended
	April 30,	April 30,
	2017	2016
Revenues:
Casino	$66,006,576	$62,122,367
Food and beverage	13,439,326	11,797,939
Other	2,140,113	2,042,519
Gross revenues	81,586,015	75,962,825
Less promotional allowances	(6,959,066)	(5,728,469)
Net revenues	74,626,949	70,234,356

Expenses:
Casino	36,404,244	33,421,887
Food and beverage	6,195,203	5,671,376
Other	291,360	238,794
Marketing and administrative	20,920,103	18,615,262
Facility	2,126,150	2,025,007
Corporate	2,719,003	3,258,187
Depreciation and amortization	3,021,280	2,608,616
Loss (gain) on disposal of assets	77,183	(158,411)
Write downs and other charges	1,101,472	1,185,000
Total operating expenses	72,855,998	66,865,718
Operating income	1,770,951	3,368,638
Non-operating income (expenses):
Interest income	81,011	94,589
Interest expense and amortization of loan issue costs	(747,554)	(722,903)
Change in swap fair value	250,385	(217,781)
Income before income tax	1,354,793	2,522,543
Income tax expense	(790,829)	(1,221,497)
Net income	$563,964	$1,301,046
Per share information:
Net income per common share - basic and diluted	$0.03	$0.08

Basic weighted average number of common shares outstanding	17,688,229	17,002,728

Diluted weighted average number of common shares outstanding	17,990,524	17,298,373

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Stockholders' Equity

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance at April 30, 2015	17,134,928	$2,056,200	$24,845,094	$10,455,804	$(6,932,035)	$30,425,063
Net Income	-	-	-	1,301,046	-	1,301,046
Issuance of common stock	1,190,476	142,857	2,059,523	-	-	2,202,380
Stock compensation	29,585	3,550	161,148	-	-	164,698
Stock options exercised	190,000	22,800	206,500	-	-	229,300
Employee stock plan purchases	26,704	3,205	43,252	-	-	46,457
Balance at April 30, 2016	18,571,693	$2,228,612	$27,315,517	$11,756,850	$(6,932,035)	$34,368,944
Net Income	-	-	-	563,964	-	563,964
Stock compensation	43,974	5,277	119,002	-	-	124,279
Stock options exercised	11,500	1,380	14,800	-	-	16,180
Treasury stock purchased	-	-	-	-	(561,606)	(561,606)
Balance at April 30, 2017	18,627,167	$2,235,269	$27,449,319	$12,320,814	$(7,493,641)	$34,511,761

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	April 30,	April 30,
	2017	2016
Cash flows from operating activities:
Net income	$563,964	$1,301,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,021,280	2,608,616
Stock compensation	124,279	164,698
Write off of licensing costs	-	54,729
Amortization of deferred loan issuance costs	95,040	125,704
Change in deferred rent	36,069	38,933
Write downs and other charges	1,101,472	1,185,000
Changes to restricted cash	(560,584)	290,711
Change in swap fair value	(250,385)	217,781
Other	-	5,022
Loss (gain) on disposal of assets	77,183	(158,411)
Changes in deferred income taxes	790,829	1,221,497
Changes in operating assets and liabilities:
Receivables and other assets	(152,708)	(638,511)
Accounts payable and accrued liabilities	(91,951)	(45,588)
Net cash provided by operating activities	4,754,488	6,371,227
Cash flows from investing activities:
Club Fortune acquisition, net of cash acquired	-	(13,255,314)
Collections on notes receivable	725,976	589,863
Purchase of property and equipment	(1,044,297)	(674,795)
Capitalized licensing costs	24,946	(103,324)
Deposit received on land held for sale	-	75,000
Proceeds from the sale of assets	5,886	308,647
Net cash used in investing activities	(287,489)	(13,059,923)
Cash flows from financing activities:
Employee stock plan purchases	-	46,457
Proceeds from credit facilities	-	15,500,000
Repayment of credit facilities	(4,872,777)	(5,677,223)
Repayment of capital lease	-	(170,391)
Deferred loan issuance costs	-	(198,010)
Purchase of treasury stock	(561,606)	-
Cash proceeds from exercise of stock options	16,180	229,300
Net cash (used in) provided by financing activities	(5,418,203)	9,730,133

Net (decrease) increase in cash and cash equivalents	(951,204)	3,041,437
Cash and cash equivalents at beginning of period	11,583,107	8,541,670
Cash and cash equivalents at end of period	$10,631,903	$11,583,107
Supplemental cash flow information:
Cash paid for interest	$676,715	$565,598

Non-cash investing and financing activities:
Issuance of stock to finance Club Fortune acquisition	$-	$2,202,382

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Consolidated Financial Statements

Note 1.	Background and Basis of Presentation

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

Certain reclassifications from casino revenue to casino expense, and between the operating expenses of casino, food and beverage, other and marketing and administrative have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, operating income, net income or stockholders’ equity.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 30, 2017 and 2016, was $4.2 million and $3.1 million, respectively. These costs are included in marketing and administrative on our consolidated statements of operations.

Revenue Recognition

We record revenues from casino operations. The retail value of food and beverage and other services furnished to guests without charge is included in gross revenue and deducted as promotional allowances. Net revenues do not include the retail amount of food, beverage and other items provided gratuitously to customers. These amounts are included in promotional allowances in the accompanying consolidated statements of operations. We record the redemption of coupons and points for cash as a reduction of revenue. The estimated retail value of providing such promotional allowances is as follows:

	Fiscal Year Ended
	April 30, 2017	April 30, 2016
Food and beverage	$6,722,157	$5,509,186
Other	236,909	219,283
Promotional allowances	$6,959,066	$5,728,469

The estimated cost of providing such complimentary services that is included in casino expense in the consolidated statements of operations was as follows:

	Fiscal Year Ended
	April 30, 2017	April 30, 2016
Food and beverage	$6,112,343	$4,477,148
Other	222,886	171,187
Total cost of complimentary services	$6,335,229	$4,648,335

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

Stock-Based Compensation

Under ASC Topic 718, “Compensation - Stock Compensation,” the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected term of the option is an estimate of the time that the option is expected to be outstanding and is based on our historical experience. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future. Compensation cost for grants of the Company’s stock are based on the shares granted and the market price at the date of the grant.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. Total stock-based compensation for the years ended April 30, 2017 and 2016, was $124,279 and $164,698, respectively.

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

Accrued Contingent Liabilities

We assess our exposure to loss contingencies including legal matters. If a potential loss is justified, probable and able to be quantified, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2017 and 2016, we did not record any accrued contingent liabilities.

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

As of April 30, 2017 and 2016, we maintained $2.0 million and $1.4 million respectively, in restricted cash, which consists of progressive and player-supported jackpot funds for our Washington operations.

Note 4.	Notes Receivable

G Investments, LLC

As of April 30, 2017 and 2016, we had a note receivable of $390,368 and $1,109,069, respectively, with no valuation allowance, due from G Investments, LLC resulting from the sale of the Colorado Grande Casino on May 25, 2012. The initial amount was $2,300,000, bearing interest at 6% per annum through the maturity date of June 1, 2017, and is secured with the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

On May 5, 2017, the note was amended to extend the due date to February of 2018 with essentially the same terms of 6% annual interest and $40,000 monthly payments.

Other notes receivable

We have a note from 2004 for $1.7 million to Big City Capital, LLC for the development of gaming/entertainment projects. We also have a note receivable for $4.6 million from B. V. Oro, LLC from the 2008 sale of our 40% interest in Buena Vista Development Company, LLC. Both receivables were fully reserved as of 2012.

Note 5.	Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, the South Dakota slot route on January 27, 2012, and the Club Fortune Casino in Nevada on December 1, 2015, we have goodwill and intangible assets of $21,030,916, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangibles for the fiscal year ended April 30, 2017, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2016	$23,029,040	$18,025,059	$5,003,981
Current year amortization	(871,707)	-	(871,707)
State gaming registration refund	(24,946)	-	(24,946)
Impairment of South Dakota	(1,101,471)	(1,101,471)	-
Balance as of April 30, 2017	$21,030,916	$16,923,588	$4,107,328

Goodwill and net intangibles assets by segment as of April 30, 2017, are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$16,149,876	$14,092,154	$2,057,722
South Dakota	275,000	-	275,000
Nevada	4,193,536	2,831,434	1,362,102
Corporate	412,504	-	412,504
Total	$21,030,916	$16,923,588	$4,107,328

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of April 30, 2017, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,673,321	$(7,548,552)	$1,124,769
Non-compete agreements	1,379,000	(1,320,945)	58,055
State gaming registration	412,504	-	412,504
Trade names	2,512,000	-	2,512,000
Total	$12,976,825	$(8,869,497)	$4,107,328

A summary of intangible assets and accumulated amortization as of April 30, 2016, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	$8,673,321	$(6,713,512)	$1,959,809
Non-compete agreements	1,379,000	(1,284,278)	94,722
State gaming registration	437,450	-	437,450
Trade names	2,512,000	-	2,512,000
Total	$13,001,771	$(7,997,790)	$5,003,981

The weighted average useful lives of acquired intangibles related to customer relationships is 7.0 years and non-compete agreements is 3.0 years.  Amortization expense for the years ended April 30, 2017 and 2016 was $871,707 and $1,185,991, respectively. The estimated future annual amortization of intangible assets, which excludes trade names and State gaming registration, is as follows:

Fiscal year	Amount
2018	$491,693
2019	271,370
2020	117,143
2021	117,143
Thereafter	185,475
Total	$1,182,824

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for our South Dakota operations was $1.1 million as of April 30, 2016. In the third quarter of fiscal 2017, we experienced a third consecutive quarterly decline in the Deadwood, South Dakota market that is not expected to reverse in the near future without a significant catalyst. In view of the downturn, we determined sufficient indication existed to require performance of a goodwill impairment analysis for the South Dakota reporting unit. The Company performed a preliminary impairment assessment of goodwill associated with the South Dakota operations as of January 31, 2017. As a result, we recognized a non-cash $1.1 million impairment of goodwill using both income and market approaches. The calculations and key assumptions, which represented our best estimate based on the work that has been performed as of the date of the third quarter filing, contemplated changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of the reporting unit. We completed the preliminary impairment assessment of goodwill during the fourth quarter of fiscal 2017 using certain unobservable inputs, primarily a 12% discount rate and long-term revenue and EBITDA growth rates of 0% to 2%. Following completion of the analysis, we made no adjustment to our third quarter preliminary estimate in our Consolidated Financial Statements for the year ended April 30, 2017.

Note 6.	Property and Equipment

Property and equipment at April 30, 2017 and April 30, 2016 consist of the following:

			Estimated
	April 30,	April 30,	Service Life
	2017	2016	in Years
Leasehold improvements	$1,556,824	$1,439,720	7-20
Gaming equipment	5,300,898	5,247,574	3-5
Furniture and office equipment	4,506,639	4,190,901	3-7
Building and improvements	7,762,201	7,440,577	15-30
Land	2,387,750	2,387,750
Construction in Progress	80,023	82,272
	21,594,335	20,788,794
Less accumulated depreciation	(7,635,620)	(5,641,733)
Property and equipment, net	$13,958,715	$15,147,061

Depreciation expense for the years ended April 30, 2017 and 2016 was $2.1 million and $1.4 million, respectively.

Note 7.	Income Taxes

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

Deferred tax assets and liabilities presented on the balance sheet are as follows:

	April 30, 2017	April 30, 2016
Deferred tax asset	$1,557,470	$2,348,299

A summary of our deferred tax assets and liabilities is presented in the table below:

	April 30, 2017	April 30, 2016
Deferred tax assets:
Net operating loss carryforwards	$345,678	$5,284
Tax credit carryforwards	437,896	352,709
Stock options	246,726	237,937
Impairment of notes receivable and land	2,101,288	2,644,330
Revenue not recognized for tax reporting and other	187,770	172,135
Accrued expenses	104,580	198,273
Other	15,396	100,138
Total deferred tax assets	3,439,334	3,710,806
Deferred tax liabilities:
Amortization of intangibles	(1,404,551)	(1,024,020)
Fixed assets	(263,072)	(127,956)
Prepaid expenses	(214,241)	(210,531)
Total deferred tax liabilities	(1,881,864)	(1,362,507)
Net deferred tax assets	$1,557,470	$2,348,299

At April 30, 2017, we have $6.3 million in note receivables that have been fully reserved for book purposes, but not yet deducted on the tax return. We also have deferred tax assets of approximately $0.4 million related to general business credits and $0.1 million related to Alternative Minimum Tax credits. The net operating losses and general business credits can be carried forward and applied to offset taxable income for 20 years; they will begin to expire in 2032. The Alternative Minimum Tax credit can be carried forward indefinitely and will offset future regular tax liabilities.

We have analyzed our income tax filing positions in all jurisdictions and believe our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments which will result in a material change to our financial position. As of the time of this filing, no income tax examinations are currently being undertaken by any jurisdiction.

Reconciliations between the statutory federal income tax expense rate of 34.0% in the fiscal years ended April 30, 2017 and 2016, and our effective income tax rate as a percentage of pre-tax book income, is as follows:

	Year Ended
	April 30, 2017		April 30, 2016
	Percent	Dollars	Percent	Dollars

Income tax expense at statutory federal rate	34.0	$460,630	34.0	$857,664
Impairment of nondeductible goodwill	27.6	374,500	11.3	283,900
Non-deductible expenses	2.8	37,933	2.3	59,006
Utilization of general business credits	(6.3)	(85,187)	(2.8)	(71,051)
Adjustment to deferred balances	-	-	3.0	76,157
Tax return to provision adjustments	0.2	2,953	0.6	15,821
Income tax expense at effective income tax rate	58.3	$790,829	48.4	$1,221,497

Note 8.	Long-Term Debt

Our long-term financing obligations for the fiscal years ended April 30, 2017 and 2016, are as follows:

	April 30,	April 30,
	2017	2016
$23.0 million reducing revolving credit agreement, LIBOR plus an applicable margin (3.49% at April 30, 2017), $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining $11,057,777 principal due on the maturity date of November 30, 2020.	$12,061,411	$16,839,148
Less: current portion	-	-
Total long-term financing obligations	$12,061,411	$16,839,148

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank (“MOOB”) to increase the lending commitment to $23.0 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin was 4.00% until April 1, 2016, when the first quarterly pricing change took effect, and decreased to 3.00%. The Applicable Margin at April 30, 2017 was 2.50%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of April 30, 2017, scheduled principal payments on the Credit Facility are as follows:

May 1, 2017 – April 30, 2018	$-
May 1, 2018 – April 30, 2019	-
May 1, 2019 – April 30, 2020	617,223
May 1, 2020 – November 30, 2020	11,682,777
Total payments	12,300,000
Unamortized debt discount	(238,589)
Total long-term debt	$12,061,411

During the first quarter of fiscal 2016, the $276,054 net proceeds from the sale of the Golden Nugget permanently reduced the Credit Facility when the funds were paid directly to Mutual of Omaha Bank and the maximum borrowing was reduced by $276,054. Also, during the fourth quarter of fiscal 2016, the $67,223 net proceeds from the sale of the Colorado land permanently reduced the Credit Facility. As of April 30, 2017, the Company had $6,882,777 available to borrow on the reducing revolving credit agreement. On July 12, 2017, the Company borrowed $700,000 on the credit line.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of April 30, 2017.

The unamortized debt discount above consists of debt issuance costs paid directly to the lender. The discount is amortized using the effective interest rate method over the period of the Credit Facility through interest expense.

Note 9.	Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank, which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of April 30, 2017, the Company had one outstanding interest rate swap with MOOB with a notional amount of $9,625,000 at a swap rate of 1.77%, which as of April 30, 2017, effectively converts $9,625,000 of our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of April 30, 2017 is set at 0.990%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap, we recorded a $250,385 increase in our interest rate swap fair value for the year ended April 30, 2017. As of April 30, 2017 and 2016, our interest rate swap fair value was a liability of $36,346 and $286,731, respectively, which is included in other long-term liabilities on the consolidated balance sheets.

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

In October of 2015 and 2016, the Committee granted stock to the board of directors as $10,000 per director in annual compensation paid in the form of a stock grant. The Committee also granted 12,600 and 12,000 shares of restricted stock in October 2015 and April 2017, respectively, to certain management, both to vest over three years. A summary of stock grant activity under our share-based payment plans for the years ended April 30, 2017 and 2016, is presented below:

For the year ended April 30, 2016
Grants	Shares	Weighted Average Grant Date Value (per share)
Unvested at beginning of year	-
Issued	42,185	$1.69
Vested	(29,585)	$1.69
Forfeited	-
Unvested at end of year	12,600	$1.69

For the year ended April 30, 2017
Grants	Shares	Weighted Average Grant Date Value (per share)
Unvested at beginning of year	12,600	$1.69
Issued	51,774	$1.86
Vested	(43,974)	$1.75
Forfeited	-
Unvested at end of year	20,400	$1.98

As of April 30, 2017, there was $35,326 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 2.5 years.

A summary of stock option activity under our share-based payment plans for the years ended April 30, 2017 and 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2015	895,000	$1.08
Granted	-	-
Exercised	(190,000)	$1.03
Forfeited or expired	-	-
Outstanding at April 30, 2016	705,000	$1.10	6.25	$668,800

Exercisable at April 30, 2016	605,000	$1.08	5.90	$586,800

Outstanding at April 30, 2016	705,000	$1.08
Granted	-	-
Exercised	(11,500)	$1.41
Forfeited or expired	-	-
Outstanding at April 30, 2017	693,500	$1.10	5.26	$779,300

Exercisable at April 30, 2017	693,500	$1.10	5.26	$779,300

Available for grant at April 30, 2017	591,041

As of April 30, 2017, there was no unamortized compensation cost related to stock options.

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

Treasury Stock

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the year ended April 30, 2017, the Company repurchased 296,665 shares at a weighted average price per share of $1.89, costing $573,474 (including commissions). During the year ended April 30, 2016, we did not repurchase any shares. On July 12, 2017, we purchased 755,644 shares of the Company’s common stock for $2.15 per share from a longtime shareholder of the Company. Concurrent with the July 2017 stock purchase, the board of directors authorized an additional $2.0 million for future stock purchases, either in the open market or in private transactions.

Note 11.	Stock Offering and Warrants

On November 7, 2011, we closed on the sale of 2,625,652 shares of our common stock at a price of $1.65 per share to certain investors through a registered direct offering for the total proceeds of approximately $4.3 million, net of offering costs of approximately $444,000. The proceeds of the offering were used to assist us in the $5.1 million acquisition of the South Dakota route operations. In addition, for each share of our common stock purchased by an investor, we issued to such investor a warrant to purchase 0.75 shares of our common stock. The warrants had an exercise price of $2.18 per share and were exercisable for five years from the initial exercise date. During the first week of May 2017, warrants were exercised in cashless transactions and the Company issued 36,689 shares as a result. The remaining warrants expired on May 7, 2017.

Note 12.	Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of April 30, 2017 are as follows:

Fiscal Year	Total

2018	$3,147,882
2019	3,133,416
2020	2,431,304
2021	2,378,132
2022	1,588,148
Thereafter	30,549
$12,709,431

Total rent expense for the years ended April 30, 2017 and 2016 was $3,404,302 and $3,361,606, respectively.

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

Colorado Grande Casino. Through our wholly-owned subsidiary, CGE Assets, Inc. (formerly, Colorado Grande Enterprises, Inc.), we leased a portion of a building in Cripple Creek, Colorado, and an adjacent parking lot, for use in connection with the Colorado Grande Casino and hotel facilities. Although this lease was assigned to G Investments, LLC as a result of the sale of the Colorado Grande Casino on May 25, 2012, we retained contingent liability of the tenant’s obligations under this lease through May 24, 2017.

Note 13.	Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Fiscal Year Ended
	April 30, 2017	April 30, 2016
Numerator:
Basic and diluted:
Net income	$563,964	$1,301,046

Denominator:
Basic weighted average number of common shares outstanding	17,688,229	17,002,728
Diluted weighted average number of common shares outstanding	17,990,524	17,298,373

Income per share for continuing operations:
Net income per common share – basic and diluted	$0.03	$0.08

Note 14.	Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota, and (iii) Nevada, as well as the Company’s corporate location. For the year ended April 30, 2017 and 2016, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, the Nevada segment consists of Club Fortune casino (see Acquisition of Club Fortune Casino footnote) and Corporate includes the vacant land in Colorado and its taxes and maintenance expenses. Corporate also includes corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments is shown in the following table.

	As of, and for the Year Ended, April 30, 2017
	Washington	South Dakota	Nevada	Corporate	Totals

Net revenue	$54,427,258	$6,728,808	$13,470,883	$-	$74,626,949
Casino and food and beverage expense	28,797,652	5,980,534	7,821,261	-	42,599,447
Marketing and administrative and corporate expense	16,680,236	458,629	3,781,238	2,719,003	23,639,106
Facility and other expenses	1,959,091	126,706	331,713	-	2,417,510
Depreciation and amortization	951,960	552,373	1,491,521	25,426	3,021,280
Operating income (loss)	6,031,378	(1,502,353)	(13,645)	(2,744,429)	1,770,951
Assets	28,303,228	1,751,461	17,337,408	5,425,416	52,817,513
Purchase of property and equipment	344,963	37,474	606,672	55,188	1,044,297

	As of, and for the Year Ended, April 30, 2016
	Washington	South Dakota	Nevada	Corporate	Totals

Net revenue	$56,741,215	$7,482,666	$6,010,475	$-	$70,234,356
Casino and food and beverage expense	29,275,121	6,509,075	3,309,067	-	39,093,263
Marketing and administrative and corporate expense	16,399,648	465,848	1,749,766	3,258,187	21,873,449
Facility and other expenses	2,010,446	133,718	119,637	-	2,263,801
Depreciation and amortization	1,374,111	618,260	603,935	12,310	2,608,616
Operating income (loss)	7,844,131	(1,088,366)	233,370	(3,620,497)	3,368,638
Assets	29,223,770	3,247,015	17,860,387	7,427,528	57,758,700
Purchase of property and equipment	458,304	152,108	43,667	20,716	674,795

Note 15.	Related Party Transactions

The Company paid $10,200 and $4,250 during the fiscal years ended April 30, 2017 and 2016, respectively, in accordance with Club Fortune entering into a ground lease agreement with Gaming Ventures Las Vegas, Inc., the previous owner of Club Fortune, which is owned by a shareholder who owns over 5% of the Company. The Company paid $200,715 and $85,322 during the fiscal years ended April 30, 2017 and 2016, respectively, in accordance with a consulting agreement with the same shareholder.

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

The following unaudited pro forma data gives effect to the Club Fortune acquisition as if it had been completed on May 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the acquisition been completed on May 1, 2014. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma information does not reflect any anticipated synergies or the impact of non-recurring items directly related to the Club Fortune acquisition.

Twelve months ended April 30, 2016
Net revenues	$79,084,320
Net income	$1,271,202

