Form 10-Q
period 2017-07-31
NEVADA GOLD & CASINOS INC
filed 2017-09-14
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,836,209 as of September 1, 2017.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of us, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended April 30, 2017 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2017	2017
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,286,433	$10,631,903
Restricted cash	2,043,453	1,994,312
Accounts receivable, net of allowances	837,167	808,484
Prepaid expenses	1,875,192	1,209,507
Notes receivable, current portion	307,120	383,093
Inventory and other current assets	428,789	423,113
Total current assets	13,778,154	15,450,412

Real estate held for sale	750,000	750,000
Goodwill	16,923,588	16,923,588
Intangible assets, net of accumulated amortization	3,893,793	4,107,328
Property and equipment, net of accumulated depreciation	13,718,422	13,958,715
Deferred tax asset	1,497,138	1,557,470
Other assets	70,000	70,000
Total assets	$50,631,095	$52,817,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,289,222	$1,303,571
Accrued payroll and related	1,207,431	1,925,592
Accrued player's club points and progressive jackpots	2,354,055	2,348,068
Total current liabilities	4,850,708	5,577,231
Long-term debt	12,085,771	12,061,411
Other long-term liabilities	671,797	667,110
Total liabilities	17,608,276	18,305,752

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,671,355 and 18,627,167 shares issued and 16,836,209 and 17,547,665 shares outstanding at July 31, 2017, and April 30, 2017, respectively	2,240,571	2,235,269
Additional paid-in capital	27,455,708	27,449,319
Retained earnings	12,444,816	12,320,814
Treasury stock, 1,835,146 and 1,079,502 shares at July 31, 2017 and April 30, 2017, respectively, at cost	(9,118,276)	(7,493,641)
Total stockholders' equity	33,022,819	34,511,761
Total liabilities and stockholders' equity	$50,631,095	$52,817,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2017	2016
Revenues:
Casino	$16,406,606	$16,170,503
Food and beverage	3,159,224	3,301,393
Other	515,404	540,716
Gross revenues	20,081,234	20,012,612
Less promotional allowances	(1,592,710)	(1,782,833)
Net revenues	18,488,524	18,229,779
Expenses:
Casino	9,415,375	9,187,592
Food and beverage	1,579,992	1,531,837
Other	53,452	54,951
Marketing and administrative	5,286,722	5,270,278
Facility	465,814	533,336
Corporate	639,384	796,733
Depreciation and amortization	711,436	776,512
Loss on disposal of assets	-	8,371
Total operating expenses	18,152,175	18,159,610
Operating income	336,349	70,169
Non-operating income (expenses):
Interest income	12,465	22,968
Interest expense and amortization of loan issue costs	(160,515)	(189,984)
Change in swap fair value	(3,965)	(50,714)
Income (loss) before income tax expense	184,334	(147,561)
Income tax (expense) benefit	(60,332)	47,988
Net income (loss)	$124,002	$(99,573)
Per share information:
Net income (loss) per common share - basic and diluted	$0.01	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$124,002	$(99,573)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	711,436	776,512
Stock compensation	62,290	72,462
Amortization of deferred loan issuance costs	24,360	17,068
Change in deferred rent	724	12,498
Changes to restricted cash	(49,141)	125,425
Change in swap fair value	3,965	50,714
Loss on disposal of assets	-	8,371
Changes in deferred income taxes	60,332	(47,988)
Changes in operating assets and liabilities:
Receivables and other assets	(700,045)	(1,175,201)
Accounts payable and accrued liabilities	(783,274)	(1,446,265)
Net cash used in operating activities	(545,351)	(1,705,977)
Cash flows from investing activities:
Collections on notes receivable	75,973	201,484
Purchase of property and equipment	(257,607)	(655,117)
Capitalized licensing costs refunded	-	14,493
Net cash used in investing activities	(181,634)	(439,140)
Cash flows from financing activities:
Purchase of treasury stock	(1,624,635)	-
Repayment of credit facilities	(700,000)	(625,000)
Proceeds from credit facilities	700,000	-
Cash proceeds from exercise of stock options	6,150	13,040
Net cash used in financing activities	(1,618,485)	(611,960)

Net decrease in cash and cash equivalents	(2,345,470)	(2,757,077)
Cash and cash equivalents at beginning of period	10,631,903	11,583,107
Cash and cash equivalents at end of period	$8,286,433	$8,826,030
Supplemental cash flow information:
Cash paid for interest	$137,589	$184,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at July 31, 2017 and April 30, 2017, condensed consolidated statements of operations for the three months ended July 31, 2017 and 2016, and condensed consolidated statements of cash flows for the three months ended July 31, 2017 and 2016. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2017 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2017 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications between the operating expenses of casino and other expense have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact revenue, operating or net income, working capital or stockholders’ equity.

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

	Three Months Ended
	July 31, 2017	July 31, 2016
Food and beverage	$1,527,144	$1,721,573
Other	65,566	61,260
Promotional allowances	$1,592,710	$1,782,833

The estimated cost of providing such complimentary services that is included in casino expense in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	July 31, 2017	July 31, 2016
Food and beverage	$1,482,347	$1,537,204
Other	63,359	58,245
Total cost of complimentary services	$1,545,706	$1,595,449

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

New Accounting Pronouncements and Legislation Issued

In February 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016 (including interim periods within those periods). Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. The Company will adopt this guidance in the first quarter of fiscal 2019. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.

In August 2014, the FASB issued amended accounting guidance that defines management’s responsibility to evaluate a company’s ability to continue as a going concern and to provide related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments were effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016.  The Company adopted this guidance in the first quarter of fiscal 2018 and with no material impact on its financial position or results of operations.

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

Note 3.   Restricted Cash

As of July 31, 2017 and April 30, 2017, we maintained $2,043,453 and $1,994,312, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

G Investments, LLC

As of July 31, 2017 and April 30, 2017, we had a note receivable of $307,120 and $383,093, respectively, with no valuation allowance, due from G Investments, LLC resulting from the sale of the Colorado Grande Casino on May 25, 2012. The initial amount was $2,300,000, bearing interest at 6% per annum through the maturity date of June 1, 2017, and is secured with the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

On May 5, 2017, the note was amended to extend the due date to February of 2018 with essentially the same terms of 6% annual interest and $40,000 monthly payments.

Note 5.   Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, the South Dakota slot route on January 27, 2012, and the Club Fortune Casino in Nevada on December 1, 2015, we have goodwill and intangible assets of $20,817,381, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangible assets for the three months ended July 31, 2017, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2017	$21,030,916	$16,923,588	$4,107,328
Current year amortization	(213,535)	-	(213,535)
Balance as of July 31, 2017	$20,817,381	$16,923,588	$3,893,793

Goodwill and net intangibles assets by segment as of July 31, 2017, are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$16,014,078	$14,092,154	$1,921,924
South Dakota	235,714	-	235,714
Nevada	4,155,085	2,831,434	1,323,651
Corporate	412,504	-	412,504
Total	$20,817,381	$16,923,588	$3,893,793

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of July 31, 2017, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,673,321	$(7,752,921)	$920,400
Non-compete agreements	1,379,000	(1,330,111)	48,889
State gaming registration	412,504	-	412,504
Trade names	2,512,000	-	2,512,000
Total	$12,976,825	$(9,083,032)	$3,893,793

The weighted average useful life of acquired intangibles is 7.0 years for customer relationships and 3.0 years for non-compete agreements. The estimated future annual amortization of intangible assets, which excludes trade names and state gaming registration, is as follows:

Period	Amount
August 2017-July 2018	$370,877
August 2018-July 2019	207,937
August 2019-July 2020	117,143
August 2020-July 2021	117,143
Thereafter	156,189
Total	$969,289

Note 6.   Property and Equipment

Property and equipment at July 31, 2017 and April 30, 2017, consist of the following:

			Estimated
	July 31,	April 30,	Service Life
	2017	2017	in Years
Leasehold improvements	$1,582,516	$1,556,824	7-20
Gaming equipment	5,415,669	5,300,898	3-5
Furniture and office equipment	4,572,637	4,506,639	3-7
Building and improvements	7,762,201	7,762,201	15-30
Land	2,387,750	2,387,750
Construction in progress	130,784	80,023
	21,851,557	21,594,335
Less accumulated depreciation	(8,133,135)	(7,635,620)
Property and equipment, net	$13,718,422	$13,958,715

Note 7.   Long-Term Debt

Our long-term financing obligations are as follows:

	July 31,	April 30,
	2017	2017
$23.0 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining principal due on the maturity date of November 30, 2020.	$12,085,771	$12,061,411
Less: current portion	-	-
Total long-term financing obligations	$12,085,771	$12,061,411

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve months. The interest rate on the balance as of July 31, 2017, is 3.72%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of July 31, 2017, principal reductions due on the Credit Facility are as follows:

August 1, 2017 – July 31, 2018	$-
August 1, 2018 – July 31, 2019	-
August 1, 2019 – July 31, 2020	1,242,223
August 1, 2020 – November 30, 2020	11,057,777
Total payments	12,300,000
Unamortized debt discount	(214,229)
Total long-term debt	$12,085,771

The unamortized debt discount above consists of debt costs paid directly to the lender. The discount is amortized using the effective interest method over the period of the Credit Facility through interest expense.

During the current quarter, we borrowed $0.7 million to fund stock repurchases and we repaid $0.7 million on the outstanding balance of the Credit Facility. As of July 31, 2017, we have $6.3 million available to borrow per the Credit Agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of July 31, 2017.

Note 8.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of July 31, 2017, the Company had one outstanding interest rate swap with MOOB with a notional amount of $9,312,500 at a swap rate of 1.77%, which as of July 31, 2017, effectively converts $9,312,500 of our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of July 31, 2017 is set at 1.2263%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap as of July 31, 2017, we recorded a $3,965 decrease in our interest rate swap fair value for the three months ended July 31, 2017. As of July 31, 2017 and April 30, 2017, our interest rate swap fair value is a $40,311 and $36,346 liability, respectively, which is included in other long-term liabilities on the condensed consolidated balance sheets.

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

In October of 2015 and 2016, the Committee granted stock to the board of directors as $10,000 per director in annual compensation paid in the form of a stock grant. The Committee also granted 12,600 and 12,000 shares of restricted stock in October 2015 and April 2017, respectively, to certain management, both to vest over three years. During the current quarter, there were no stocks issued, vested or forfeited under the plan. As of July 31, 2017, there was $29,786 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 2.3 years.

A summary of stock option activity under our share-based payment plans for the three months ended July 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Year)	Value
Outstanding at April 30, 2017	693,500	$1.10
Granted	-
Exercised	(7,500)	$0.82
Forfeited or expired	-
Outstanding at July 31, 2017	686,000	$1.10	5.0	$878,560

Exercisable at July 31, 2017	686,000	$1.10	5.0	$878,560

Available for grant at July 31, 2017	591,041

As of July 31, 2017, there was no unamortized compensation cost related to stock options.

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

Treasury Stock

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the three months ended July 31, 2017, the Company repurchased 755,644 shares at $2.15 per share from a longtime shareholder of the Company. Concurrent with the July 2017 stock purchase, the board of directors authorized an additional $2.0 million for future stock purchases, either in the open market or in private transactions.

Warrants

On November 7, 2011, we closed on the sale of 2,625,652 shares of our common stock to certain investors through a registered direct offering. In addition, for each share of our common stock purchased by an investor, we issued to such investor a warrant to purchase 0.75 shares of our common stock. The warrants had an exercise price of $2.18 per share and were exercisable for five years from the initial exercise date. During the first week of May 2017, warrants were exercised in cashless transactions and the Company issued 36,689 shares as a result. The remaining warrants expired on May 7, 2017.

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended
	July 31,	July 31,
	2017	2016
Numerator:
Basic and Diluted:
Net income (loss) available to common shareholders	$124,002	$(99,573)

Denominator:
Basic weighted average number of common shares outstanding	17,425,581	17,789,063
Dilutive effect of common stock options and warrants	359,333	-

Diluted weighted average number of common shares outstanding	17,784,914	17,789,063

Net income (loss) per common share - basic and diluted	$0.01	$(0.01)

Note 11.   Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of July 31, 2017, are as follows:

Period	Total
August 2017-July 2018	$3,146,463
August 2018-July 2019	2,960,636
August 2019-July 2020	2,439,783
August 2020-July 2021	2,281,060
Thereafter	1,284,482
$12,112,424

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

Note 12.   Income Taxes

For the three months ended July 31, 2017 and 2016, our effective tax rates were 33% for both periods.  The difference between the federal statutory rate of 34% and the 2017 fiscal year to date’s effective tax rate is primarily due to utilization of general business credits.

At July 31, 2017, we have $1.5 million in net deferred tax assets, which is primarily a result of the $6.3 million in receivables that have been fully reserved for book purposes. We believe that it is more-likely-than-not that the deferred tax assets will be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

We filed income tax returns in the United States federal jurisdiction. No jurisdiction is currently examining our tax filings for any tax years. All of the Company’s tax positions are considered more likely than not to be sustained upon an IRS examination.

Note 13.   Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota and (iii) Nevada, as well as the Company’s corporate location. For the three months ended July 31, 2017, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, the Nevada segment consists of Club Fortune casino and the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses. The Corporate column also includes corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments is shown in the following table:

	As of, and for the Three Months Ended, July 31, 2017
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$13,189,942	$1,872,938	$3,425,644	$-	$18,488,524
Casino and food and beverage expense	7,313,486	1,645,090	2,036,791	-	10,995,367
Marketing, administrative and corporate expense	4,306,031	114,350	866,341	639,384	5,926,106
Facility and other expenses	422,905	22,747	73,614	-	519,266
Depreciation and amortization	232,980	98,285	373,497	6,674	711,436
Operating income (loss)	914,540	(7,534)	75,401	(646,058)	336,349
Assets	27,057,107	2,360,534	16,768,516	4,444,938	50,631,095
Purchase of property and equipment	106,415	107,033	31,623	12,536	257,607

	As of, and for the Three Months Ended, July 31, 2016
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$13,069,819	$1,928,862	$3,231,098	$-	$18,229,779
Casino and food and beverage expense	7,138,018	1,676,351	1,905,060	-	10,719,429
Marketing, administrative and corporate expense	4,045,668	121,270	1,103,340	796,733	6,067,011
Facility and other expenses	474,461	35,952	77,874	-	588,287
Depreciation and amortization	255,181	156,213	358,881	6,237	776,512
Operating income (loss)	1,156,490	(69,295)	(214,056)	(802,970)	70,169
Assets	27,042,061	3,822,739	18,563,739	6,325,106	55,753,645
Purchase of property and equipment	189,518	-	417,565	48,034	655,117

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2017, filed on Form 10-K with the SEC on July 27, 2017.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2017, filed on Form 10-K with the SEC on July 27, 2017.

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

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2017 AND JULY 31, 2016

Net revenues.  Net revenues increased to $18.5 million from $18.2 million for the three months ended July 31, 2017, compared to the three months ended July 31, 2016. The increase was primarily due to an increase in casino revenue at Club Fortune and a $0.1 million impact of higher hold percentage at our Washington properties.  South Dakota revenues decreased slightly as a result of 79 units being out of service for most of the quarter due to property renovation and repairs.

Total operating expenses. Total operating expenses were $18.2 million for both three-month periods ended July 31, 2017 and 2016. Casino expenses increased $0.2 million, or 2.5%, primarily resulting from Washington’s minimum wage increase. Corporate expense decreased $0.2 million due to prior year’s audit fees related to the Club Fortune acquisition. Food and beverage, marketing and administrative, as well as other expenses remained relatively steady compared to the prior year’s quarter.  Depreciation and amortization expenses decreased by $0.1 million due to South Dakota’s $0.1 million decrease over prior year as certain assets became fully depreciated.

Non-operating expenses. Total non-operating expenses decreased $0.1 million for the three months ended July 31, 2017, compared to the three months ended July 31, 2016, due to the change in the interest rate swap fair value and the decrease in net interest expense.

Income taxes.  The effective tax rates for the three months ended July 31, 2017 and 2016 were 33%.

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

The following tables show adjusted EBITDA by operating unit:

	Adjusted EBITDA
For the three months ended:	Washington	South Dakota	Nevada	Corporate	Total

July 31, 2017	$1,150,032	$90,751	$452,651	$(582,635)	$1,110,799

July 31, 2016	$1,425,957	$95,289	$144,825	$(612,158)	$1,053,913

Net income (loss) reconciliation to Adjusted EBITDA:

	For the three months ended
	July 31, 2017	July 31, 2016

Net income (loss)	$124,002	$(99,573)
Adjustments:
Net interest expense and change in swap fair value	152,015	217,730
Income tax expense (benefit)	60,332	(47,988)
Depreciation and amortization	711,436	776,512
Acquisition expenses	-	113,900
Stock compensation	62,290	72,463
Loss on sale of assets	-	8,371
Amortization of deferred rent	724	12,498
Adjusted EBITDA	$1,110,799	$1,053,913

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the three months ended July 31, 2017 and 2016:

	Three Months Ended
	July 31,	July 31,
	2017	2016
Net cash used in:
Operating activities	$(545,351)	$(1,705,977)
Investing activities	$(181,634)	$(439,140)
Financing activities	$(1,618,485)	$(611,960)

Operating activities. Net cash used in operating activities during the three months ended July 31, 2017, decreased by $1.2 million over the comparable period in the prior fiscal year. The increased operating cash flow primarily resulted from the $0.2 million increase in operating income before depreciation and amortization and the $0.8 million decrease in working capital (excluding cash).

Investing activities. Net cash used in investing activities during the three months ended July 31, 2017, decreased by $0.3 million compared to the prior fiscal year primarily due to the kitchen and restaurant remodel at Club Fortune in the prior year, partially offset by the current year’s $0.1 million lower collections on notes receivable.

Financing activities. Net cash used in financing activities during the three months ended July 31, 2017, increased $1.0 million over the comparable period in the prior fiscal year. The increase mainly resulted from the $1.6 million purchase of treasury stock, partially offset by $0.7 million of proceeds from our credit facility.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- treasury stock purchases;

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the year ended April 30, 2017, the Company repurchased 296,665 shares at a weighted average price per share of $1.89, costing $573,474 (including commissions). On July 12, 2017, the Company purchased 755,644 shares of the Company’s common stock for $2.15 per share, costing $1,624,635, in a private transaction. Concurrent with the July 2017 stock purchase, the board of directors authorized an additional $2.0 million for future stock purchases, either in the open market or in private transactions.

As of July 31, 2017, we have $6.3 million available to borrow per the Credit Agreement. Principal reductions due on the Credit Facility are as follows:

August 1, 2017 – July 31, 2018	$-
August 1, 2018 – July 31, 2019	-
August 1, 2019 – July 31, 2020	1,242,223
August 1, 2020 – November 30, 2020	11,057,777
Total payments	12,300,000
Unamortized debt discount	(214,229)
Total long-term debt	$12,085,771

On July 31, 2017, excluding restricted cash of $2,043,453, we had cash and cash equivalents of $8,286,433. The restricted cash consists of funds for player supported jackpots.

Washington state increased the state minimum wage to $11.00 per hour effective January 1, 2017. The minimum wage is scheduled to increase to $11.50 in 2018, $12.00 in 2019, $13.50 in 2020 and would thereafter be indexed to inflation. The company estimates the passage of the proposal impacted its Washington payroll expense by $0.4 million in this first quarter. However, due to implementing several changes to mitigate the overall financial impact of this change, Washington’s first quarter payroll increased over prior year by only $0.2 million.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our disclosure controls and procedures were effective as of July 31, 2017.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC on July 27, 2017.

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

Date: September 14, 2017

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier Chief Financial Officer (Principal Financial Officer)