Form 10-Q
period 2017-10-31
NEVADA GOLD & CASINOS INC
filed 2017-12-14
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

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

☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,834,182 as of December 1, 2017.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2017	2017
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,559,370	$10,631,903
Restricted cash	2,043,806	1,994,312
Accounts receivable, net of allowances	398,102	808,484
Prepaid expenses	1,614,893	1,209,507
Notes receivable, current portion	191,757	383,093
Inventory and other current assets	437,951	423,113
Total current assets	14,245,879	15,450,412

Real estate held for sale	750,000	750,000
Goodwill	16,923,588	16,923,588
Intangible assets, net of accumulated amortization	3,801,074	4,107,328
Property and equipment, net of accumulated depreciation	13,513,526	13,958,715
Deferred tax asset	1,236,835	1,557,470
Other assets	75,111	70,000
Total assets	$50,546,013	$52,817,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,432,529	$1,303,571
Accrued payroll and related	2,196,353	1,925,592
Accrued player's club points and progressive jackpots	2,246,233	2,348,068
Total current liabilities	5,875,115	5,577,231
Long-term debt	10,410,310	12,061,411
Other long-term liabilities	625,312	667,110
Total liabilities	16,910,737	18,305,752

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,693,175 and 18,627,167 shares issued and 16,825,372 and 17,547,665 shares outstanding at October 31, 2017, and April 30, 2017, respectively	2,243,189	2,235,269
Additional paid-in capital	27,502,227	27,449,319
Retained earnings	13,083,792	12,320,814
Treasury stock, 1,867,803 and 1,079,502 shares at October 31, 2017 and April 30, 2017, respectively, at cost	(9,193,932)	(7,493,641)
Total stockholders' equity	33,635,276	34,511,761
Total liabilities and stockholders' equity	$50,546,013	$52,817,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016
Revenues:
Casino	$17,366,692	$16,346,495	$33,773,298	$32,516,998
Food and beverage	3,258,684	3,329,915	6,417,908	6,631,308
Other	488,360	547,545	1,003,765	1,088,260
Gross revenues	21,113,736	20,223,955	41,194,971	40,236,566
Less promotional allowances	(1,633,513)	(1,747,069)	(3,226,224)	(3,529,902)
Net revenues	19,480,223	18,476,886	37,968,747	36,706,664
Expenses:
Casino	9,650,614	9,442,917	19,065,548	18,630,015
Food and beverage	1,664,613	1,482,778	3,245,061	3,015,120
Other	51,922	51,786	105,359	106,724
Marketing and administrative	5,295,763	5,163,876	10,582,485	10,434,156
Facility	518,255	547,370	984,069	1,080,705
Corporate	691,976	724,136	1,331,361	1,520,869
Depreciation and amortization	598,148	773,510	1,309,584	1,550,022
Loss on disposal of assets	5,465	5,546	5,465	13,916
Total operating expenses	18,476,756	18,191,919	36,628,932	36,351,527
Operating income	1,003,467	284,967	1,339,815	355,137
Non-operating income (expenses):
Interest income	14,211	23,124	26,675	46,092
Interest expense and amortization of loan issue costs	(163,820)	(184,403)	(324,335)	(374,387)
Change in swap fair value	45,422	97,176	41,458	46,462
Income before income tax expense	899,280	220,864	1,083,613	73,304
Income tax expense	(260,303)	(70,842)	(320,635)	(22,854)
Net income	$638,977	$150,022	$762,978	$50,450
Per share information:
Net income per common share - basic and diluted	$0.04	$0.01	$0.04	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	October 31,	October 31,
	2017	2016
Cash flows from operating activities:
Net income	$762,978	$50,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,309,584	1,550,022
Stock compensation	74,678	119,128
Amortization of deferred loan issuance costs	48,898	43,459
Change in deferred rent	(1,952)	21,955
Changes to restricted cash	(49,494)	(85,160)
Change in swap fair value	(41,458)	(46,462)
Loss on disposal of assets	5,465	13,916
Changes in deferred income taxes	320,635	22,854
Changes in operating assets and liabilities:
Receivables and other assets	(9,842)	(115,892)
Accounts payable and accrued liabilities	277,885	(598,264)
Net cash provided by operating activities	2,697,377	976,006
Cash flows from investing activities:
Collections on notes receivable	191,336	480,640
Purchase of property and equipment	(565,605)	(822,877)
Capitalized licensing costs refunded	-	24,946
Deposit refunded	(3,500)	-
Proceeds from the sale of assets	2,000	-
Net cash used in investing activities	(375,769)	(317,291)
Cash flows from financing activities:
Purchase of treasury stock	(1,700,291)	(344,372)
Repayment of credit facilities	(2,400,000)	(1,672,777)
Proceeds from credit facilities	700,000	-
Cash proceeds from exercise of stock options	6,150	13,040
Net cash used in financing activities	(3,394,141)	(2,004,109)

Net decrease in cash and cash equivalents	(1,072,533)	(1,345,394)
Cash and cash equivalents at beginning of period	10,631,903	11,583,107
Cash and cash equivalents at end of period	$9,559,370	$10,237,713
Supplemental cash flow information:
Cash paid for interest	$275,862	$348,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at October 31, 2017 and April 30, 2017, condensed consolidated statements of operations for the three and six months ended October 31, 2017 and 2016, and condensed consolidated statements of cash flows for the six months ended October 31, 2017 and 2016. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2017 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2017 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact operating income, net income, working capital or stockholders’ equity.

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

	Three Months Ended		Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Food and beverage	$1,566,112	$1,692,025	$3,093,257	$3,413,598
Other	67,401	55,044	132,967	116,304
Promotional allowances	$1,633,513	$1,747,069	$3,226,224	$3,529,902

The estimated cost of providing such complimentary services that is included in casino expense in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Food and beverage	$1,447,070	$1,600,587	$2,929,417	$3,137,705
Other	64,349	53,004	127,708	111,249
Total cost of complimentary services	$1,511,419	$1,653,591	$3,057,125	$3,248,954

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

In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. The Company plans to adopt this standard in the first quarter of fiscal 2019. This standard will affect the Company’s accounting policy in relation to the non-discretionary loyalty program transactions. Based on a clarification from the FASB, complementary revenue represents a consideration payable to a customer and therefore is to be treated as a deduction to revenue at the time of the transaction and at the price of the complementary being offered. The Company expects the majority of such amounts will offset casino revenues. The standard also changes the presentation of promotional allowances to be shown as a direct reduction of gross revenues instead of being presented as a separate line on the Statement of Operations. The Company also expects the accounting for our player program to be impacted, with possible changes to the timing and/or classification of certain transactions within revenues and between revenues and operating expenses as we transition from the immediate revenue/cost accrual model to the deferred revenue model. The quantitative effects of these changes have not yet been determined and are still being analyzed. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations, and has not yet determined which adoption method it will elect.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 ("ASU 2017-04") "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment." ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after 15 December 2019, and early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal 2018 and with no material impact on its financial position or results of operations.

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

Note 3.   Restricted Cash

As of October 31, 2017 and April 30, 2017, we maintained $2,043,806 and $1,994,312, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

G Investments, LLC

As of October 31, 2017 and April 30, 2017, we had a note receivable of $191,757 and $383,093, respectively, with no valuation allowance, due from G Investments, LLC resulting from the sale of the Colorado Grande Casino on May 25, 2012. The initial amount was $2,300,000, requiring $40,000 monthly payments, bearing interest at 6% per annum through the amended maturity date of February of 2018, and is secured with the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal.

Note 5.   Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, the South Dakota slot route on January 27, 2012, and the Club Fortune Casino in Nevada on December 1, 2015, we have goodwill and intangible assets of $20,724,660, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangible assets for the six months ended October 31, 2017, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2017	$21,030,916	$16,923,588	$4,107,328
Current year amortization	(306,254)	-	(306,254)
Balance as of October 31, 2017	$20,724,662	$16,923,588	$3,801,074

Goodwill and net intangibles assets by segment as of October 31, 2017, are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$15,999,097	$14,092,154	$1,906,943
South Dakota	196,429	-	196,429
Nevada	4,116,632	2,831,434	1,285,198
Corporate	412,504	-	412,504
Total	$20,724,662	$16,923,588	$3,801,074

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of October 31, 2017, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,673,321	$(7,836,473)	$836,848
Non-compete agreements	1,379,000	(1,339,278)	39,722
State gaming registration	412,504	-	412,504
Trade names	2,512,000	-	2,512,000
Total	$12,976,825	$(9,175,751)	$3,801,074

The remaining weighted average useful life of acquired intangibles is 3.8 years for customer relationships and 1.1 years for non-compete agreements. The estimated future annual amortization of intangible assets, which excludes trade names and state gaming registration, is as follows:

Period	Amount
November 2017-October 2018	$355,896
November 2018-October 2019	159,484
November 2019-October 2020	117,143
November 2020-October 2021	117,143
Thereafter	126,904
Total	$876,570

Note 6.   Property and Equipment

Property and equipment at October 31, 2017 and April 30, 2017, consist of the following:

			Estimated
	October 31,	April 30,	Service Life
	2017	2017	in Years
Leasehold improvements	$1,686,673	$1,556,824	7-20
Gaming equipment	5,450,022	5,300,898	3-5
Furniture and office equipment	4,653,591	4,506,639	3-7
Building and improvements	7,786,338	7,762,201	15-30
Land	2,387,750	2,387,750
Construction in progress	142,066	80,023
	22,106,440	21,594,335
Less accumulated depreciation	(8,592,914)	(7,635,620)

Property and equipment, net	$13,513,526	$13,958,715

Note 7.   Long-Term Debt

Our long-term financing obligations are as follows:

	October 31,	April 30,
	2017	2017
$23.0 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining principal due on the maturity date of November 30, 2020.	$10,410,310	$12,061,411
Less: current portion	-	-
Total long-term financing obligations	$10,410,310	$12,061,411

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve months. The interest rate on the balance as of October 31, 2017, is 3.74%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of October 31, 2017, principal reductions due on the Credit Facility are as follows:

November 1, 2017 – October 31, 2018	$-
November 1, 2018 – October 31, 2019	-
November 1, 2019 – October 31, 2020	-
November 1, 2020 – November 30, 2020	10,600,000
Total payments	10,600,000
Unamortized debt discount	(189,690)
Total long-term debt	$10,410,310

The unamortized debt discount above consists of debt costs paid directly to the lender. The discount is amortized using the effective interest method over the period of the Credit Facility through interest expense.

During the quarter, we paid $1.7 million to reduce the outstanding balance of the Credit Facility. As of October 31, 2017, we have $7.3 million available to borrow per the Credit Agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 3.00 to 1.00 through January 31, 2017, 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of October 31, 2017.

Note 8.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of October 31, 2017, the Company had one outstanding interest rate swap with MOOB with a notional amount of $9,000,000 at a swap rate of 1.77%, which as of October 31, 2017, effectively converts $9,000,000 of our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of October 31, 2017 is set at 1.235%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap as of October 31, 2017, we recorded a $45,422 and $41,458 increase in our interest rate swap fair value for the three and six months ended October 31, 2017, respectively. As of October 31, 2017 and April 30, 2017, our interest rate swap fair value is a $5,111 asset and $36,346 liability, respectively, which is included in other assets as of October 31, 2017 and other long-term liabilities as of April 30, 2017 on the condensed consolidated balance sheets.

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

In October of 2017, the Committee granted 26,430 shares of stock to the board of directors as $10,000 per director in annual compensation paid in the form of a stock grant with immediate vesting. The Committee also granted 57,000 shares of restricted stock in October 2017 to certain management to vest over three years. As of October 31, 2017, there was $150,038 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 3.0 years. A summary of stock grant activity under our share-based payment plan for the six months ended October 31, 2017 is presented below:

For the Six Months Ended October 31, 2017
Grants	Shares	Weighted Average Grant Date Value (per share)
Unvested at beginning of year	20,400	$1.98
Issued	83,430	$2.27
Vested	(34,630)	$2.19
Forfeited	-
Unvested at end of year	69,200	$2.23

A summary of stock option activity under our share-based payment plan for the six months ended October 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Year)	Value
Outstanding at April 30, 2017	693,500	$1.10
Granted	-
Exercised	(7,500)	$0.82
Forfeited or expired	-
Outstanding at October 31, 2017	686,000	$1.10	4.8	$727,640

Exercisable at October 31, 2017	686,000	$1.10	4.8	$727,640

Available for grant at October 31, 2017	507,611

Compensation cost for stock options granted is based on the fair value of each award, measured by applying the Black-Scholes model. As of October 31, 2017, there was no unamortized compensation cost related to stock options.

Treasury Stock

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the three months ended October 31, 2017, the Company repurchased 32,657 shares at a weighted average price of $2.32 per share, costing $76,963 (including commissions). During the six months ended October 31, 2017, the Company repurchased 788,301 shares at a weighted average price of $2.16 per share, costing $1,701,597 (including commissions). As of October 31, 2017, $1.7 million remains available under the share repurchase authorization.

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

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016
Numerator:
Basic and Diluted:
Net income available to common shareholders	$638,977	$150,022	$762,978	$50,450

Denominator:
Basic weighted average number of common shares outstanding	16,831,048	17,770,013	17,125,734	17,765,367
Dilutive effect of common stock options and warrants	364,894	292,842	362,137	297,036
Diluted weighted average number of common shares outstanding	17,195,942	18,062,855	17,487,871	18,062,403

Net income per common share - basic and diluted	$0.04	$0.01	$0.04	$0.00

Note 11.   Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of October 31, 2017, are as follows:

Period	Total
November 2017-October 2018	$3,139,160
November 2018-October 2019	2,838,539
November 2019-October 2020	2,520,787
November 2020-October 2021	2,248,294
Thereafter	935,630
$11,682,410

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

Note 12.   Income Taxes

For the three months ended October 31, 2017 and 2016, our effective tax rates were 29% and 32%, respectively. For the six months ended October 31, 2017 and 2016, our effective tax rates were 30% and 31%, respectively.  The difference between the federal statutory rate of 34% and the 2018 fiscal year to date’s effective tax rate is primarily due to utilization of general business credits.

At October 31, 2017, we have $1.2 million in net deferred tax assets, which is primarily a result of the $6.3 million (gross, not tax effected) amount in receivables that have been fully reserved for book purposes. We believe that it is more-likely-than-not that the deferred tax assets will be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

We filed income tax returns in the United States federal jurisdiction. No jurisdiction is currently examining our tax filings for any tax years. All of the Company’s tax positions are considered more likely than not to be sustained upon an IRS examination.

Note 13.   Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota and (iii) Nevada, as well as the Company’s corporate location. For the three months ended October 31, 2017, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, the Nevada segment consists of Club Fortune casino and the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses. The Corporate column also includes corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments is shown in the following table:

	As of, and for the Three Months Ended, October 31, 2017
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$13,902,500	$2,199,901	$3,377,822	$-	$19,480,223
Casino and food and beverage expense	7,389,151	1,878,215	2,047,861	-	11,315,227
Marketing, administrative and corporate expense	4,320,397	118,972	856,394	691,976	5,987,739
Facility and other expenses	463,510	22,371	84,296	-	570,177
Depreciation and amortization	113,897	104,080	373,498	6,673	598,148
Operating income (loss)	1,609,959	76,384	15,773	(698,649)	1,003,467
Assets	27,898,267	1,830,836	16,461,792	4,355,118	50,546,013
Purchase of property and equipment	251,426	-	46,546	10,026	307,998

	As of, and for the Three Months Ended, October 31, 2016
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$13,194,471	$2,220,368	$3,062,047	$-	$18,476,886
Casino and food and beverage expense	7,082,474	1,859,135	1,984,086	-	10,925,695
Marketing, administrative and corporate expense	4,115,482	114,710	933,684	724,136	5,888,012
Facility and other expenses	486,482	33,658	79,016	-	599,156
Depreciation and amortization	231,443	156,444	379,780	5,843	773,510
Operating income (loss)	1,278,380	56,127	(319,561)	(729,979)	284,967
Assets	27,524,144	3,254,896	18,255,491	6,310,327	55,344,858
Purchase of property and equipment	49,582	21,463	89,561	7,154	167,760

	As of, and for the Six Months Ended, October 31, 2017
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$27,092,442	$4,072,839	$6,803,466	$-	$37,968,747
Casino and food and beverage expense	14,702,652	3,523,306	4,084,651	-	22,310,609
Marketing, administrative and corporate expense	8,626,427	233,322	1,722,736	1,331,361	11,913,846
Facility and other expenses	886,400	45,118	157,910	-	1,089,428
Depreciation and amortization	346,879	202,365	746,995	13,345	1,309,584
Operating income (loss)	2,524,498	68,849	91,174	(1,344,706)	1,339,815
Assets	27,898,267	1,830,836	16,461,792	4,355,118	50,546,013
Purchase of property and equipment	357,840	107,033	78,170	22,562	565,605

	As of, and for the Six Months Ended, October 31, 2016
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$26,264,288	$4,149,231	$6,293,145	$-	$36,706,664
Casino and food and beverage expense	14,220,502	3,535,487	3,889,146	-	21,645,135
Marketing, administrative and corporate expense	8,161,153	235,980	2,037,023	1,520,869	11,955,025
Facility and other expenses	960,930	69,610	156,889	-	1,187,429
Depreciation and amortization	486,623	312,657	738,662	12,080	1,550,022
Operating income (loss)	2,434,870	(13,168)	(533,616)	(1,532,949)	355,137
Assets	27,524,144	3,254,896	18,255,491	6,310,327	55,344,858
Purchase of property and equipment	239,100	21,463	507,126	55,188	822,877

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

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2017 AND OCTOBER 31, 2016

Net revenues. Net revenues were $19.5 million for the three months ended October 31, 2017, and $18.5 million for the same period ended October 31, 2016. The increase is primarily due to the $0.7 million, or 7%, increase in table game revenue at our Washington properties due to an increase in both play and hold percentage, and a $0.3 million, or 11%, increase in casino revenue at Club Fortune compared to last year when we were impacted by road construction. Also, by consolidating four of our Washington property’s poker play to a single property, total poker revenue increased 7% over the prior year’s quarter. South Dakota’s revenues remained relatively steady compared to the prior year’s quarter despite having an average 32 fewer slot machines due to the August 29, 2017 closure of a property where our slot route had machines.

Total operating expenses. Total operating expenses were $18.5 million for the three months ended October 31, 2017, compared to $18.2 million in the same period ended October 31, 2016. Casino expenses increased $0.2 million, or 2%, primarily resulting from Washington’s minimum wage increase. Food and beverage expenses increased $0.2 million, or 12%, also due to Washington’s minimum wage increase and food specials at Club Fortune. Depreciation and amortization expenses decreased $0.2 million due to Washington’s $0.1 million decrease from prior year as certain customer relationship intangibles are now fully amortized, and South Dakota’s $0.1 million decrease from prior year as certain assets became fully depreciated. Marketing and administrative, corporate, as well as facility and other expenses remained relatively steady when compared to the same period last year.

Non-operating income (expense). Total non-operating expense increased $40,084 for the three months ended October 31, 2017, compared to the same period ended October 31, 2016, primarily due to the increase in the swap fair value.

Income taxes. For the three months ended October 31, 2017 and 2016, our effective tax rates were 29% and 32%, respectively.  The difference between the federal statutory rate of 34% and the 2018 fiscal year to date’s effective tax rate is primarily due to general business credits.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2017 AND OCTOBER 31, 2016

Net revenues. Net revenues were $38.0 million for the six months ended October 31, 2017, and $36.7 million for the same period ended October 31, 2016. The increase is due to the $0.8 million, or 3%, increase in net revenue at our Washington properties due to an increase in both play and hold percentage, and a $0.5 million, or 8%, increase in net revenue at Club Fortune compared to last year when we were impacted by road construction and restaurant renovations. South Dakota revenues decreased $0.1 million compared to the same period last year as a result of fewer machines in operation due to repairs, renovations and a property closure in the current year.

Total operating expenses. Total operating expenses were $36.6 million for the six months ended October 31, 2017, compared to $36.4 million in the same period ended October 31, 2016. Casino expenses increased $0.4 million, or 2%, when compared to the same period last year primarily due to Washington’s minimum wage increase. Food and beverage expenses increased $0.2 million, or 8%, also due to Washington’s minimum wage increase and food specials at Club Fortune. Corporate expense decreased $0.2 million primarily due to Club Fortune acquisition expenses incurred last year. Depreciation and amortization decreased by $0.2 million due to certain Washington customer relationship intangibles that are now fully amortized and certain South Dakota assets that are now fully depreciated. Facility and other expenses remained relatively steady when compared to the same period last year.

Non-operating income (expense). Total non-operating expense remained relatively steady for the six months ended October 31, 2017, as compared to the six months ended October 31, 2016.

Income taxes. For the six months ended October 31, 2017 and 2016, our effective tax rates were 30% and 31%, respectively.  The difference between the federal statutory rate of 34% and the current year’s effective tax rate is primarily due to general business credits.

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

The following tables show adjusted EBITDA by operating unit:

	Adjusted EBITDA
For the three months ended:	Washington	South Dakota	Nevada	Corporate	Total

October 31, 2017	$1,729,313	$180,342	$393,026	$(629,138)	$1,673,543

October 31, 2016	$1,521,273	$212,866	$65,261	$(640,779)	$1,158,621

	Adjusted EBITDA

For the six months ended:	Washington	South Dakota	Nevada	Corporate	Total

October 31, 2017	$2,879,343	$271,093	$845,678	$(1,268,524)	$2,727,590

October 31, 2016	$2,950,755	$308,155	$210,086	$(1,294,938)	$2,174,058

Net income reconciliation to Adjusted EBITDA:

	For the three months ended
	October 31, 2017	October 31, 2016

Net income	$638,977	$150,022
Adjustments:
Net interest expense and change in swap fair value	104,187	64,103
Income tax expense	260,303	70,842
Depreciation and amortization	598,148	773,510
Stock compensation	69,138	85,143
Loss on sale of assets	5,465	5,546
Amortization of deferred rent	(2,675)	9,455

Adjusted EBITDA	$1,673,543	$1,158,621

	For the six months ended
	October 31, 2017	October 31, 2016

Net income	$762,978	$50,450
Adjustments:
Net interest expense and change in swap fair value	256,202	281,833
Income tax expense	320,635	22,854
Depreciation and amortization	1,309,584	1,550,022
Acquisition expenses	-	113,900
Stock compensation	74,678	119,128
Loss on sale of assets	5,465	13,916
Amortization of deferred rent	(1,952)	21,955

Adjusted EBITDA	$2,727,590	$2,174,058

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the six months ended October 31, 2017 and 2016:

	Six Months Ended
	October 31, 2017	October 31, 2016
Net cash provided by (used in):
Operating activities	$2,697,377	$976,006
Investing activities	$(375,769)	$(317,291)
Financing activities	$(3,394,141)	$(2,004,109)

Operating activities. Net cash provided by operating activities during the six months ended October 31, 2017, increased by $1.7 million over the comparable period in the prior fiscal year. The increased operating cash flow primarily resulted from the $0.7 million increase in operating income before depreciation and amortization and a decrease in working capital (excluding cash).

Investing activities. Net cash used in investing activities during the six months ended October 31, 2017, increased by $0.1 million compared to the prior fiscal year primarily due to a $0.3 million decrease in collections on notes receivable, partially offset by a decrease in purchase of property and equipment.

Financing activities. Net cash used in financing activities during the six months ended October 31, 2017, increased $1.4 million over the comparable period in the prior fiscal year. The increase mainly resulted from the $1.4 million increase in the purchase of treasury stock.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

- capital requirements related to future acquisitions;

- cash flow from operations;

- treasury stock purchases;

- working capital requirements;

- obtaining debt financing; and

- debt service requirements.

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. On July 12, 2017, the board of directors authorized an additional $2.0 million for future stock purchases, either in the open market or in private transactions. During the three months ended October 31, 2017, the Company repurchased 32,657 shares at a weighted average price of $2.32 per share, costing $76,963 (including commissions). During the six months ended October 31, 2017, the Company repurchased 788,301 shares at a weighted average price of $2.16 per share, costing $1,701,597 (including commissions).

As of October 31, 2017, we have $7.3 million available to borrow per the Credit Agreement. Principal reductions due on the Credit Facility are as follows:

November 1, 2017 – October 31, 2018	$-
November 1, 2018 – October 31, 2019	-
November 1, 2019 – October 31, 2020	-
November 1, 2020 – November 30, 2020	10,600,000
Total payments	10,600,000
Unamortized debt discount	(189,690)
Total long-term debt	$10,410,310

On October 31, 2017, excluding restricted cash of $2,043,806, we had cash and cash equivalents of $9,559,370. The restricted cash consists of funds for player supported jackpots for our Washington operations.

Washington state increased the state minimum wage to $11.00 per hour effective January 1, 2017. The minimum wage is scheduled to increase to $11.50 in 2018, $12.00 in 2019, $13.50 in 2020 and would thereafter be indexed to inflation. The company estimates the passage of the proposal impacted its Washington payroll expense by $0.4 million in this second quarter. However, due to implementing several changes to mitigate the overall financial impact of this change, Washington’s second quarter payroll increased over prior year by only $0.3 million.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our disclosure controls and procedures were effective as of October 31, 2017.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 14, 2017

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier Chief Financial Officer (Principal Financial Officer)

