Form 10-Q
period 2018-01-31
NEVADA GOLD & CASINOS INC
filed 2018-03-19
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to __________

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,848,182 as of March 1, 2018.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2018	2017
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,598,633	$10,631,903
Restricted cash	2,058,849	1,994,312
Accounts receivable, net of allowances	362,770	808,484
Prepaid expenses	1,669,377	1,209,507
Notes receivable, current portion	35,205	383,093
Inventory and other current assets	444,319	423,113
Total current assets	13,169,153	15,450,412

Real estate held for sale	750,000	750,000
Goodwill	16,923,588	16,923,588
Intangible assets, net of accumulated amortization	3,708,355	4,107,328
Property and equipment, net of accumulated depreciation	13,261,285	13,958,715
Deferred tax asset	838,974	1,557,470
Other assets	167,097	70,000
Total assets	$48,818,452	$52,817,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,470,127	$1,303,571
Accrued payroll and related	1,407,486	1,925,592
Accrued player's club points and progressive jackpots	2,301,566	2,348,068
Total current liabilities	5,179,179	5,577,231
Long-term debt	9,134,370	12,061,411
Other long-term liabilities	633,340	667,110
Total liabilities	14,946,889	18,305,752

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,715,985 and 18,627,167 shares issued and 16,848,182 and 17,547,665 shares outstanding at January 31, 2018, and April 30, 2017, respectively	2,245,927	2,235,269
Additional paid-in capital	27,542,449	27,449,319
Retained earnings	13,277,119	12,320,814
Treasury stock, 1,867,803 and 1,079,502 shares at January 31, 2018, and April 30, 2017, respectively, at cost	(9,193,932)	(7,493,641)
Total stockholders' equity	33,871,563	34,511,761
Total liabilities and stockholders' equity	$48,818,452	$52,817,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2018	2017	2018	2017
Revenues:
Casino	$15,822,508	$15,714,538	$49,595,806	$48,231,536
Food and beverage	3,399,975	3,383,641	9,817,883	10,014,949
Other	480,802	534,011	1,484,566	1,622,271
Gross revenues	19,703,285	19,632,190	60,898,255	59,868,756
Less promotional allowances	(1,605,069)	(1,722,078)	(4,831,292)	(5,251,980)
Net revenues	18,098,216	17,910,112	56,066,963	54,616,776
Expenses:
Casino	8,631,595	8,550,102	27,697,584	27,180,611
Food and beverage	1,766,663	1,573,445	5,011,269	4,588,060
Other	51,467	46,321	156,841	153,055
Marketing and administrative	5,378,939	5,149,807	15,961,424	15,583,962
Facility	518,234	547,123	1,502,303	1,627,828
Corporate	578,370	627,553	1,909,731	2,148,422
Depreciation and amortization	538,907	756,606	1,848,490	2,306,628
Loss on disposal of assets	308	42,574	5,773	56,490
Impairment of goodwill	-	1,101,471	-	1,101,471
Total operating expenses	17,464,483	18,395,002	54,093,415	54,746,527
Operating income (loss)	633,733	(484,890)	1,973,548	(129,751)
Non-operating income (expenses):
Interest income	10,749	19,149	37,424	65,241
Interest expense and amortization of loan issue costs	(145,280)	(207,626)	(469,615)	(582,014)
Change in swap fair value	91,986	180,059	133,444	226,520
Income (loss) before income tax expense	591,188	(493,308)	1,674,801	(420,004)
Income tax expense	(397,861)	(189,738)	(718,496)	(212,592)
Net income (loss)	$193,327	$(683,046)	$956,305	$(632,596)
Per share information:
Net income (loss) per common share - basic	$0.01	$(0.04)	$0.06	$(0.04)
Net income (loss) per common share - diluted	$0.01	$(0.04)	$0.05	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	January 31,	January 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$956,305	$(632,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,848,490	2,306,628
Stock compensation	89,438	117,393
Amortization of deferred loan issuance costs	72,960	69,608
Change in deferred rent	6,076	30,899
Impairment of goodwill	-	1,101,471
Changes to restricted cash	(64,537)	(288,519)
Change in swap fair value	(133,444)	(226,520)
Loss on disposal of assets	5,773	56,490
Changes in deferred income taxes	718,496	212,592
Changes in operating assets and liabilities:
Receivables and other assets	(35,362)	171,101
Accounts payable and accrued liabilities	(398,052)	(969,001)
Net cash provided by operating activities	3,066,143	1,949,546
Cash flows from investing activities:
Collections on notes receivable	347,888	605,058
Purchase of property and equipment	(759,860)	(942,933)
Capitalized licensing costs refunded	-	24,946
Deposit refunded	(3,500)	-
Proceeds from the sale of assets	2,000	500
Net cash used in investing activities	(413,472)	(312,429)
Cash flows from financing activities:
Purchase of treasury stock	(1,700,291)	(476,816)
Repayment of credit facilities	(3,700,000)	(3,172,777)
Proceeds from credit facilities	700,000	-
Cash proceeds from exercise of stock options	14,350	13,040
Net cash used in financing activities	(4,685,941)	(3,636,553)

Net decrease in cash and cash equivalents	(2,033,270)	(1,999,436)
Cash and cash equivalents at beginning of period	10,631,903	11,583,107
Cash and cash equivalents at end of period	$8,598,633	$9,583,671
Supplemental cash flow information:
Cash paid for interest	$401,350	$528,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at January 31, 2018 and April 30, 2017, condensed consolidated statements of operations for the three and nine months ended January 31, 2018 and 2017, and condensed consolidated statements of cash flows for the nine months ended January 31, 2018 and 2017. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2017 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2018 are not necessarily indicative of the results expected for the full year.

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

	Three Months Ended		Nine Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Food and beverage	$1,539,018	$1,665,085	$4,632,274	$5,078,683
Other	66,051	56,993	199,018	173,297
Promotional allowances	$1,605,069	$1,722,078	$4,831,292	$5,251,980

The estimated cost of providing such complimentary services that is included in casino expense in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Food and beverage	$1,425,074	$1,508,443	$4,354,491	$4,646,134
Other	58,940	48,609	186,648	159,824
Total cost of complimentary services	$1,484,014	$1,557,052	$4,541,139	$4,805,958

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

In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. The Company plans to adopt this standard using the full retrospective method in the first quarter of fiscal 2019. This standard will affect the Company’s accounting policy in relation to the non-discretionary loyalty program transactions. Based on a clarification from the FASB, complementary revenue represents a consideration payable to a customer and therefore is to be treated as a deduction to revenue at the time of the transaction and at the price of the complementary being offered. The Company expects the majority of such amounts will offset casino revenues. The standard also changes the presentation of promotional allowances to be shown as a direct reduction of gross revenues instead of being presented as a separate line on the Statement of Operations. The Company also expects the accounting for our player program to be impacted, with possible changes to the timing and/or classification of certain transactions within revenues and between revenues and operating expenses as we transition from the immediate revenue/cost accrual model to the deferred revenue model. Additionally, the Company expects the estimated costs of providing promotional allowances will no longer be allocated primarily to casino expenses. The quantitative effects of these changes have not yet been determined and are still being analyzed.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 ("ASU 2017-04") "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment." ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after 15 December 2019, and early adoption is permitted. The Company adopted this guidance in the second quarter of fiscal 2018 with no material impact on its financial position or results of operations.

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

Note 3.   Restricted Cash

As of January 31, 2018 and April 30, 2017, we maintained $2,058,849 and $1,994,312, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

G Investments, LLC

As of January 31, 2018 and April 30, 2017, we had a note receivable of $35,205 and $383,093, respectively, with no valuation allowance, due from G Investments, LLC resulting from the sale of the Colorado Grande Casino on May 25, 2012. The initial amount was $2,300,000, requiring $40,000 monthly payments, bearing interest at 6% per annum through the amended maturity date of February of 2018, and is secured with the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal. This note receivable was paid as of February 2018.

Note 5.   Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, the South Dakota slot route on January 27, 2012, and the Club Fortune Casino in Nevada on December 1, 2015, we have goodwill and intangible assets of $20,631,943, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangible assets for the nine months ended January 31, 2018, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2017	$21,030,916	$16,923,588	$4,107,328
Current year amortization	(398,973)	-	(398,973)
Balance as of January 31, 2018	$20,631,943	$16,923,588	$3,708,355

Goodwill and net intangibles assets by segment as of January 31, 2018, are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$15,984,117	$14,092,154	$1,891,963
South Dakota	157,143	-	157,143
Nevada	4,078,179	2,831,434	1,246,745
Corporate	412,504	-	412,504
Total	$20,631,943	$16,923,588	$3,708,355

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of January 31, 2018, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$8,673,321	$(7,920,025)	$753,296
Non-compete agreements	1,379,000	(1,348,445)	30,555
State gaming registration	412,504	-	412,504
Trade names	2,512,000	-	2,512,000
Total	$12,976,825	$(9,268,470)	$3,708,355

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for our Nevada operations was $2.8 million as of January 31, 2018. In the third quarter of 2018, due to continued lower than expected results for our Nevada reporting unit, we determined sufficient indication existed to require performance of an interim goodwill impairment analysis for the Nevada reporting unit.  The Company performed a preliminary impairment assessment of goodwill associated with the Nevada operations as of January 31, 2018. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations.  Based on the preliminary impairment assessment performed, no impairment charge was required.

The remaining weighted average useful life of acquired intangibles is 3.7 years for customer relationships and 0.8 years for non-compete agreements. The estimated future annual amortization of intangible assets, which excludes trade names and state gaming registration, is as follows:

Period	Amount
February 2018-January 2019	$334,803
February 2019-January 2020	117,143
February 2020-January 2021	117,143
February 2021-January 2022	117,143
Thereafter	97,619
Total	$783,851

Note 6.   Property and Equipment

Property and equipment at January 31, 2018 and April 30, 2017, consist of the following:

			Estimated
	January 31,	April 30,	Service Life
	2018	2017	in Years
Building and improvements	$7,803,486	$7,762,201	15-39
Gaming equipment	5,478,794	5,300,898	3-5
Furniture and office equipment	4,750,979	4,506,639	3-7
Land and improvements	2,387,750	2,387,750	n/a
Leasehold improvements	1,749,130	1,556,824	7-20
Construction in progress	114,727	80,023
	22,284,866	21,594,335
Less accumulated depreciation	(9,023,581)	(7,635,620)
Property and equipment, net	$13,261,285	$13,958,715

Note 7.   Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 30,
	2018	2017
$23.0 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining principal due on the maturity date of November 30, 2020, net of accumulated debt issuance costs of $165,630 and $238,589 at January 31, 2018 and April 30, 2017, respectively.	$9,134,370	$12,061,411
Less: current portion	-	-
Total long-term financing obligations	$9,134,370	$12,061,411

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve months. The interest rate on the balance as of January 31, 2018, is 4.05%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of January 31, 2018, principal reductions due on the Credit Facility are as follows:

February 1, 2018 – January 31, 2019	$-
February 1, 2019 – January 31, 2020	-
February 1, 2020 – November 30, 2020	9,300,000
Total payments	9,300,000
Unamortized debt discount	(165,630)
Total long-term debt	$9,134,370

The unamortized debt discount above consists of debt costs paid directly to the lender. The discount is amortized using the effective interest method over the period of the Credit Facility through interest expense.

During the quarter, we paid $1.3 million to reduce the outstanding balance of the Credit Facility. As of January 31, 2018, we have $8.0 million available to borrow per the Credit Agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio of 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of January 31, 2018.

Note 8.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of January 31, 2018, the Company had one outstanding interest rate swap with MOOB with a notional amount of $8,687,500 at a swap rate of 1.77%, which as of January 31, 2018, effectively converts $8,687,500 of our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of January 31, 2018 is set at 1.55%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap as of January 31, 2018, we recorded a $91,986 and $133,444 increase in our interest rate swap fair value for the three and nine months ended January 31, 2018, respectively. As of January 31, 2018 and April 30, 2017, our interest rate swap fair value is a $97,097 asset and $36,346 liability, respectively, which is included in other assets as of January 31, 2018 and other long-term liabilities as of April 30, 2017 on the condensed consolidated balance sheets.

Note 9.  Equity Transactions and Stock Option Plan

We have obligations under our 2009 Equity Incentive Plan (the “2009 Plan”). On April 14, 2009, our shareholders approved the 2009 Plan providing for the granting of awards to our directors, officers, employees and independent contractors. The number of common stock shares reserved for issuance under the 2009 Plan is 1,750,000 shares. The 2009 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has complete discretion under the plan regarding the vesting and service requirements, exercise price and other conditions. Under the 2009 Plan, the Committee is authorized to grant the following types of awards:

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

In October of 2017, the Committee granted 26,430 shares of stock to the board of directors as $10,000 per director in annual compensation paid in the form of a stock grant with immediate vesting. The Committee also granted 57,000 shares of restricted stock in October 2017 to certain management to vest over three years. As of January 31, 2018, there was $135,278 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 2.8 years. A summary of stock grant activity under our share-based payment plan for the nine months ended January 31, 2018 is presented below:

For the Nine Months Ended January 31, 2018
Grants	Shares	Weighted Average Grant Date Value (per share)
Unvested at beginning of year	20,400	$1.98
Issued	83,430	$2.27
Vested	(34,630)	$2.19
Forfeited	-
Unvested at end of year	69,200	$2.23

A summary of stock option activity under our share-based payment plan for the nine months ended January 31, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Year)	Value
Outstanding at April 30, 2017	693,500	$1.10
Granted	-
Exercised	(17,500)	$0.82
Forfeited or expired	-
Outstanding at January 31, 2018	676,000	$1.10	4.5	$1,065,760

Exercisable at January 31, 2018	676,000	$1.10	4.5	$1,065,760

Available for grant at January 31, 2018	507,611

Compensation cost for stock options granted is based on the fair value of each award, measured by applying the Black-Scholes model. As of January 31, 2018, there was no unamortized compensation cost related to stock options.

Treasury Stock

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the three months ended January 31, 2018, the Company did not repurchase any shares. During the nine months ended January 31, 2018, the Company repurchased 788,301 shares at a weighted average price of $2.16 per share, costing $1,701,597 (including commissions). As of January 31, 2018, $1.7 million remains available under the share repurchase authorization.

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

Note 10.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2018	2017	2018	2017
Numerator:
Basic and Diluted:
Net income (loss) available to common shareholders	$193,327	$(683,046)	$956,305	$(632,596)

Denominator:
Basic weighted average number of common shares outstanding	16,829,581	17,648,165	17,029,822	17,723,382
Dilutive effect of common stock options and warrants	378,560	-	364,870	-

Diluted weighted average number of common shares outstanding	17,208,141	17,648,165	17,394,692	17,723,382

Net income (loss) per common share - basic	$0.01	$(0.04)	$0.06	$(0.04)
Net income (loss) per common share - diluted	$0.01	$(0.04)	$0.05	$(0.04)

Note 11.   Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of January 31, 2018, are as follows:

Period	Total
February 2018 - January 2019	$3,183,540
February 2019 - January 2020	2,665,971
February 2020 - January 2021	2,538,021
February 2021 - January 2022	1,920,858
Thereafter	437,258
$10,745,648

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

Note 12.   Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21%. At January 31,2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. For any amounts we have not been able to make a reasonable estimate, we will continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law. The Company provisionally remeasured its net deferred tax liabilities to incorporate the future lower corporate tax rate resulting in a $291 thousand reduction to net deferred tax assets.

Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Act.

Several provisions of the Tax Act have significant impact on our U.S. tax attributes, generally consisting of credits, loss carry-forwards, and reserved notes. Although we have made a reasonable estimate of the gross amounts of the attributes disclosed, the Company is continuing to analyze certain aspects of the Tax Act and is refining its calculations which could potentially affect the measurements of these balances or potentially give rise to new deferred tax amounts. Other significant provisions that are not yet effective, but may impact income taxes in future years, include: limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income and a limitation of net operating losses generated after December 31, 2017 to 80 percent of taxable income.

For the three months ended January 31, 2018 and 2017, our effective tax rates (exclusive of discrete items) were 19% and -38%, respectively. For the nine months ended January 31, 2018 and 2017, our effective tax rates were 28% and -51%, respectively.  The difference between the federal statutory rate of approximately 29.7% (composed of 34% through December of 2017 and 21% thereafter) and the 2018 fiscal year to date’s effective tax rate is primarily due to utilization of general business credits. The difference between the 2017 federal statutory rate of 34.0% and the 2017 fiscal year to date effective tax rate was primarily due to the non-deductible goodwill impairment.

At January 31, 2018, we have $0.8 million in net deferred tax assets, which is primarily a result of the $6.3 million (gross, not tax effected) amount in receivables that have been fully reserved for book purposes. We believe that it is more-likely-than-not that the deferred tax assets will be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

We filed income tax returns in the United States federal jurisdiction. No jurisdiction is currently examining our tax filings for any tax years. All of the Company’s tax positions are considered more likely than not to be sustained upon an IRS examination.

Note 13.   Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota and (iii) Nevada, as well as the Company’s corporate location. For the three months ended January 31, 2018, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, the Nevada segment consists of Club Fortune casino and the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses. The Corporate column also includes corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments is shown in the following table:

	As of, and for the Three Months Ended, January 31, 2018
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$13,619,494	$1,168,465	$3,310,257	$-	$18,098,216
Casino and food and beverage expense	7,239,816	1,131,160	2,027,282	-	10,398,258
Marketing, administrative and corporate expense	4,404,711	134,999	839,229	578,370	5,957,309
Facility and other expenses	458,938	22,796	87,967	-	569,701
Depreciation and amortization	119,007	72,980	340,385	6,535	538,907
Operating income (loss)	1,396,948	(193,704)	15,394	(584,905)	633,733
Assets	27,352,823	1,549,392	16,122,948	3,793,289	48,818,452
Purchase of property and equipment	150,582	-	41,248	2,425	194,255

	As of, and for the Three Months Ended, January 31, 2017
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$13,235,038	$1,152,186	$3,522,888	$-	$17,910,112
Casino and food and beverage expense	7,020,786	1,135,935	1,966,826	-	10,123,547
Marketing, administrative and corporate expense	4,158,224	99,131	892,452	627,553	5,777,360
Facility and other expenses	477,781	28,265	87,398	-	593,444
Depreciation and amortization	231,294	139,416	379,223	6,673	756,606
Operating income (loss)	1,344,849	(1,352,047)	156,533	(634,225)	(484,890)
Assets	27,181,165	1,927,133	17,314,523	6,089,108	52,511,929
Purchase of property and equipment	84,631	5,413	30,012	-	120,056

	As of, and for the Nine Months Ended, January 31, 2018
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$40,711,936	$5,241,304	$10,113,723	$-	$56,066,963
Casino and food and beverage expense	21,942,456	4,654,465	6,111,932	-	32,708,853
Marketing, administrative and corporate expense	13,031,138	368,321	2,561,965	1,909,731	17,871,155
Facility and other expenses	1,345,352	67,914	245,878	-	1,659,144
Depreciation and amortization	465,885	275,345	1,087,380	19,880	1,848,490
Operating income (loss)	3,921,445	(124,854)	106,568	(1,929,611)	1,973,548
Assets	27,352,823	1,549,392	16,122,948	3,793,289	48,818,452
Purchase of property and equipment	508,423	107,033	119,417	24,987	759,860

	As of, and for the Nine Months Ended, January 31, 2017
	Washington	South Dakota	Nevada	Corporate	Total

Net revenues	$39,499,325	$5,301,417	$9,816,034	$-	$54,616,776
Casino and food and beverage expense	21,241,276	4,671,422	5,855,973	-	31,768,671
Marketing, administrative and corporate expense	12,319,376	335,111	2,929,475	2,148,422	17,732,384
Facility and other expenses	1,438,721	97,875	244,287	-	1,780,883
Depreciation and amortization	717,917	452,073	1,117,885	18,753	2,306,628
Operating income (loss)	3,779,722	(1,365,215)	(377,083)	(2,167,175)	(129,751)
Assets	27,181,165	1,927,133	17,314,523	6,089,108	52,511,929
Purchase of property and equipment	323,731	26,876	537,138	55,188	942,933

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

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2018 AND JANUARY 31, 2017

Net revenues. Net revenues were $18.1 million for the three months ended January 31, 2018, and $17.9 million for the same period ended January 31, 2017. The $0.2 million increase is primarily due to a $0.3 million, or 30%, increase in poker revenue due to one of our Washington properties being converted into an all-poker card room, and a $0.1 million, or 4%, increase in food revenue also at our Washington properties, offset by $0.2 million, or 8%, decrease in slot revenue at Club Fortune compared to last year due to a decrease in hold percentage. South Dakota’s revenues remained relatively steady compared to the prior year’s quarter despite having 42 fewer slot machines due to the closure of a property where our slot route had machines on August 29, 2017.

Total operating expenses. Total operating expenses were $17.5 million for the three months ended January 31, 2018, compared to $18.4 million in the same period ended January 31, 2017. South Dakota had an impairment expense of $1.1 million in the prior year. Casino expenses increased $0.1 million, or 1%, primarily resulting from Washington’s minimum wage increase. Food and beverage expenses increased $0.2 million, or 12%, also due to Washington’s minimum wage increase and food specials at Club Fortune. Marketing and administrative expenses increased $0.2 million due to additional poker expenses at one of our Washington properties. Depreciation and amortization expenses decreased $0.2 million due to Washington’s $0.1 million decrease from prior year as certain customer relationship intangibles are now fully amortized, and South Dakota’s $0.1 million decrease from prior year as certain assets became fully depreciated. Corporate, as well as facility and other expenses remained relatively steady when compared to the same period last year.

Non-operating income (expense). Total non-operating expense increased $34,127 for the three months ended January 31, 2018, compared to the same period ended January 31, 2017, primarily due to the increase in the swap fair value in the prior year offset by a reduction in interest expense in the current year.

Income taxes. For the three months ended January 31, 2018 and 2017, our effective tax rates (exclusive of discrete items) were 19% and -38%, respectively.  The difference between the current and prior year’s quarterly federal effective tax rate is the non-deductible goodwill impairment in the period ended January 31, 2017.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2018 AND JANUARY 31, 2017

Net revenues. Net revenues were $56.1 million for the nine months ended January 31, 2018, and $54.6 million for the same period ended January 31, 2017. The increase is due to our Washington properties where we had a $1.0 million, or 3%, increase in table game revenue due to an increase in both play and hold percentage and a $0.3 million, or 10%, increase in poker revenue. We also had a $0.3 million, or 3%, increase in net revenue at Club Fortune compared to last year due to an increase in cash slot play. South Dakota’s revenues remained relatively steady compared to the prior year.

Total operating expenses. Total operating expenses were $54.1 million for the nine months ended January 31, 2018, compared to $54.7 million in the same period ended January 31, 2017. South Dakota had an impairment expense of $1.1 million in the prior year. Casino expenses increased $0.5 million, or 2%, when compared to the same period last year primarily due to Washington’s minimum wage increase. Food and beverage expenses increased $0.4 million, or 9%, also due to Washington’s minimum wage increase and food specials at Club Fortune. Marketing and administrative expenses increased $0.4 million due to additional poker promotional expenses at one of our Washington properties. Corporate expense decreased $0.2 million primarily due to Club Fortune acquisition expenses incurred last year. Depreciation and amortization decreased by $0.5 million due to certain Washington customer relationship intangibles that are now fully amortized and certain South Dakota assets that are now fully depreciated. Facility and other expenses remained relatively steady when compared to the same period last year.

Non-operating income (expense). Total non-operating expense remained relatively steady for the nine months ended January 31, 2018, as compared to the nine months ended January 31, 2017.

Income taxes. For the nine months ended January 31, 2018 and 2017, our effective tax rates (exclusive of discrete items) were 28% and -51%, respectively.  The difference between the federal statutory rate of approximately 29.7% (composed of 34.0% through December of 2017 and 21% thereafter) and the 2018 fiscal year to date’s effective tax rate is primarily due to utilization of general business credits. The difference between the 2018 and the 2017 fiscal year to date effective tax rate is primarily due to the non-deductible goodwill impairment in the prior year.

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

The following tables show adjusted EBITDA by operating unit:

	Adjusted EBITDA
For the three months ended:	Washington	South Dakota	Nevada	Corporate	Total

January 31, 2018	$1,528,113	$(120,490)	$357,969	$(569,857)	$1,195,735

January 31, 2017	$1,588,979	$(111,145)	$576,213	$(627,553)	$1,426,494

	Adjusted EBITDA
For the nine months ended:	Washington	South Dakota	Nevada	Corporate	Total

January 31, 2018	$4,407,456	$150,604	$1,203,646	$(1,838,381)	$3,923,325

January 31, 2017	$4,536,212	$197,010	$786,299	$(1,922,491)	$3,597,030

Net income (loss) reconciliation to Adjusted EBITDA:

	For the three months ended
	January 31, 2018	January 31, 2017
Net income (loss)	$193,327	$(683,046)
Adjustments:
Net interest expense and change in swap fair value	42,545	8,418
Income tax expense	397,861	189,738
Depreciation and amortization	538,907	756,606
Stock compensation	14,760	1,787
Loss on disposal of assets	308	42,574
Impairment of goodwill	-	1,101,471
Amortization of deferred rent	8,027	8,946
Adjusted EBITDA	$1,195,735	$1,426,494

	For the nine months ended
	January 31, 2018	January 31, 2017
Net income (loss)	$956,305	$(632,596)
Adjustments:
Net interest expense and change in swap fair value	298,747	290,253
Income tax expense	718,496	212,592
Depreciation and amortization	1,848,490	2,306,628
Acquisition expenses	-	113,900
Stock compensation	89,438	117,393
Loss on disposal of assets	5,773	56,490
Impairment of goodwill	-	1,101,471
Amortization of deferred rent	6,076	30,899
Adjusted EBITDA	$3,923,325	$3,597,030

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the nine months ended January 31, 2018 and 2017:

	Nine Months Ended
	January 31,	January 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$3,066,143	$1,949,546
Investing activities	$(413,472)	$(312,429)
Financing activities	$(4,685,941)	$(3,636,553)

Operating activities. Net cash provided by operating activities during the nine months ended January 31, 2018, increased by $1.1 million over the comparable period in the prior fiscal year. The increased operating cash flow primarily resulted from the $0.5 million increase in net income, adjusted for non-cash expenses of depreciation and amortization, impairment expense and income tax, as well as the $0.6 million change in working capital.

Investing activities. Net cash used in investing activities during the nine months ended January 31, 2018, increased by $0.1 million compared to the prior fiscal year primarily due to a $0.3 million decrease in collections on notes receivable, partially offset by a decrease in purchase of property and equipment.

Financing activities. Net cash used in financing activities during the nine months ended January 31, 2018, increased $1.0 million over the comparable period in the prior fiscal year. The increase mainly resulted from the $1.2 million increase in the purchase of treasury stock.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to future acquisitions;
-	cash flow from operations;
-	treasury stock purchases;
-	working capital requirements;
-	obtaining debt financing; and
-	debt service requirements.

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. On July 12, 2017, the board of directors authorized an additional $2.0 million for future stock purchases, either in the open market or in private transactions. During the three months ended January 31, 2018, the Company did not repurchase any shares. During the nine months ended January 31, 2018, the Company repurchased 788,301 shares at a weighted average price of $2.16 per share, costing $1,701,597 (including commissions). As of January 31, 2018, $1.7 million remains available under the share repurchase authorization.

As of January 31, 2018, we have $8.0 million available to borrow per the Credit Agreement. Principal reductions due on the Credit Facility are as follows:

February 1, 2018 – January 31, 2019	$-
February 1, 2019 – January 31, 2020	-
February 1, 2020 – November 30, 2020	9,300,000
Total payments	9,300,000
Unamortized debt discount	(165,630)
Total long-term debt	$9,134,370

On January 31, 2018, excluding restricted cash of $2,058,849, we had cash and cash equivalents of $8,598,633. The restricted cash consists of funds for player supported jackpots for our Washington operations.

Washington state increased the state minimum wage from $11.00 in the prior year to $11.50 per hour effective January 1, 2018. The minimum wage is scheduled to increase to $12.00 in 2019, $13.50 in 2020 and would thereafter be indexed to inflation. The company estimates the January increase could impact its Washington payroll expense by $0.5 million annually before offsetting changes planned to mitigate the impact of the minimum wage increase.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our disclosure controls and procedures were effective as of January 31, 2018.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.3	Amended and Restated Credit Agreement dated November 30, 2015 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2015).

10.4	Asset Purchase Agreement between Gaming Ventures of Las Vegas, Inc., as seller, and Nevada Gold & Casinos LV, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 26, 2015).

10.5	First Amendment to Option Agreement dated April 22, 2016 between the Company and Clear Creek Development Company (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 25, 2016).

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema

101.CAL(*)	XBRL Taxonomy Calculation Linkbase

101.DEF(*)	XBRL Taxonomy Definition Linkbase

101.LAB(*)	XBRL Taxonomy Label Linkbase

101.PRE(*)	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 19, 2018

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier
Chief Financial Officer
(Principal Financial Officer)

