Form 10-K
period 2018-04-30
NEVADA GOLD & CASINOS INC
filed 2018-07-26
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended April 30, 2018

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

☐ Yes ☒ No

As of October 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price per share of $2.16, as reported on the NYSE MKT Stock Exchange, was $35,236,996.

As of July 15, 2018, the registrant had 16,848,182 shares of common stock outstanding.

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

We operate a portfolio of nine mini-casinos in Washington State (“Washington”) which include restaurants, bars and approximately 125 table games. We acquired these operations in three separate transactions between 2009 and 2011. In 2012, we acquired all of the shares of A.G. Trucano, Son and Grandsons, Inc. (“South Dakota”), a slot machine route operation in Deadwood, South Dakota currently consisting of approximately 658 slot machines in 16 locations. In December 2015, we acquired Club Fortune Casino in Henderson, Nevada. It has approximately 405 slot machines, seven table games and a poker room, two bars, an entertainment lounge, a William Hill sports book, a café, a snack bar, and a gift shop.

We have three business segments and Corporate: Washington, South Dakota, and Nevada. For a summary of financial information concerning these segments, please refer to the information provided in Segment Reporting footnote in our consolidated financial statements. Also see the Subsequent Events footnote regarding the sale of the Nevada and South Dakota segments.

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

With these three acquisitions we have become the largest operator of mini-casinos in the state of Washington with nine such facilities, which represents approximately 18% of the state's active mini-casinos. Each location includes a full service restaurant, a bar and a maximum of 15 table games. In addition to Player Banked Poker, the table games offered include Pai Gow poker, Baccarat, Spanish 21, Blackjack-Double Action, Ultimate Hold’em, Player’s Edge, Three and Four Card Poker and High Card Flush. New games are frequently introduced and traditional “pull tabs” are also allowed. Our combined Washington operations provide approximately 125 table games and employ approximately 1,050 people.

We own the land and building at Crazy Moose in Pasco, and Coyote Bob’s in Kennewick. Our other seven locations are operated in leased facilities.

South Dakota

On January 27, 2012, we completed the acquisition of all shares of A.G. Trucano, Son & Grandsons, Inc. for $5.1 million. The South Dakota operations consist of a slot machine route operator that has been in business since the legalization of gaming in South Dakota in 1989. As of April 30, 2018, we operate approximately 604 slot machines in approximately 15 locations in Deadwood, South Dakota, which represents about 20% of the total number of slot machines in that market. Deadwood is a town of 1,300 residents located in Black Hills, in the southwest corner of South Dakota. Deadwood attracts over a million visitors each year and is a one hour drive from Mount Rushmore and 40-minute drive from Rapid City, South Dakota. Initiated in 1989, Deadwood was the third jurisdiction in the United States to host legalized gambling. Our South Dakota operations employ approximately 25 people.

Club Fortune Casino

In December 2015, we acquired Club Fortune Casino in Henderson, Nevada. It has approximately 405 slot machines, seven table games and a poker room, two bars, an entertainment lounge, a William Hill sports book, a café, a snack bar, and a gift shop. Henderson’s population is approximately 293,000 and is part of the Las Vegas metropolitan area. The purchase price for the acquisition, exclusive of working capital, was $14,159,623 and 1,190,476 shares of common stock of the Company for a total purchase price of $16,362,004. The acquisition was financed pursuant to an expansion of the Company’s existing Credit Agreement with Mutual of Omaha Bank. Club Fortune employs approximately 179 people.

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

Previous Projects

Colorado Grande Casino – Cripple Creek, Colorado

On May 25, 2012, we sold substantially all assets, including any rights in the Colorado Grande name and gaming-related liabilities, of the Colorado Grande Casino to G Investments, LLC. Under the terms of the agreement, the buyer agreed to pay us $3.1 million, of which $800,000 was paid in cash and $2.3 million will be paid through a 6% interest rate promissory note. This note receivable was paid as of February 2018.

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

South Dakota

Gaming in South Dakota began in November 1989 and is presently authorized within the city of Deadwood. The gaming legislation is codified in Chapter 42-7B of the South Dakota Codified Laws as well as Article 20:18 of the South Dakota Legislature Administrative Rules (collectively, the “SD Regulations”) and is regulated by the South Dakota Commission on Gaming (the “SD Gaming Commission”). The SD Regulations allow gambling activities to be conducted at bars and taverns, including slot machines and limited card games, such as Blackjack and Poker and as of July 2015, Roulette, Craps and Keno. The SD Regulations limit each licensed location to have a maximum of 30 slot machines. The current tax rate is 9% of the adjusted gross gaming revenues in addition to an annual fee of $2,000 for each licensed gaming device located in a licensed location. In order to operate our slot route business in this state, we are required to hold Operator and Route Operator licenses issued by the SD Gaming Commission.

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

Employees

As of April 30, 2018, we employed approximately 1,260 people.

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

On December 1, 2015, the Company and certain of its subsidiaries entered into a new $23,000,000 Reducing Revolving Credit Agreement with Mutual of Omaha Bank (the “Credit Facility”). The maturity date of the Credit Facility is November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. At April 30, 2018, outstanding indebtedness was $8,000,000.

As of April 30, 2018, scheduled principal payments on the Credit Facility are as follows:

May 1, 2018 – April 30, 2019	$-
May 1, 2019 – April 30, 2020	-
May 1, 2020 – November 30, 2020	8,000,000
$8,000,000

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of April 30, 2018.

If we increase our debt, our indebtedness could have important consequences and significant effects on our business and future operations. For example, it could:

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

As a result of acquiring facilities in Washington, we own the buildings for the Crazy Moose Casino in Pasco and Coyote Bob Casino’s in Kennewick. In addition we have real property leases as follows:

Washington Casinos.

•	Crazy Moose Casino in Mountlake Terrace has a building lease which expires in May of 2019 with an option to renew for an additional term of five years.
•	Crazy Moose Casino in Pasco has a parking lot lease which is leased on a monthly basis.
•	Silver Dollar Casino in SeaTac has a building lease which expires in May of 2022 with an option to renew for an additional term of 10 years.
•	Silver Dollar Casino in Renton has a building lease which expires in April of 2024 with an option to renew for an additional term of 10 years each.
•	Silver Dollar Casino in Bothell has a building lease which expires in April of 2022 with an option to renew for two additional terms of 5 years.
•	Club Hollywood Casino in Shoreline has casino building and parking lot leases which expire in March of 2022 with options to renew for up to three additional five-year terms.
•	Royal Casino in Everett has a building lease which expires in January of 2021 with an option to renew for up to three additional five-year terms.
•	Administrative offices lease in Renton expires in April of 2024 with an option to renew for an additional term of five years.
•	Red Dragon Casino in Mountlake Terrace has a building lease which expires in October of 2021 with an option to renew for up to two additional five-year terms.

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

Office Lease. We currently lease 3,131 square feet of office space for our corporate headquarters in Las Vegas, Nevada. The lease expires on January 31, 2019.

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

	Fiscal Year Ended
	April 30, 2018		April 30, 2017
	High	Low	High	Low

First Quarter	$2.59	$2.08	$2.06	$1.80
Second Quarter	$2.52	$2.09	$2.13	$1.68
Third Quarter	$2.80	$2.13	$2.02	$1.64
Fourth Quarter	$2.76	$2.08	$2.23	$2.00

Holders of Common Stock

As of July 23, 2018, we had approximately 4,056 holders of our common stock, which includes the number of record holders and participants in security position listings.

Dividends

We have not paid any dividends and our current policy is to retain earnings to provide for our growth and repayment of debt. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

Equity Compensation Plan

The following table gives information about our shares of common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of April 30, 2018 including the 2009 Equity Incentive Plan, as well as shares of our common stock that may be issued under individual compensation arrangements that were not approved by our stockholders.

Number of
	Securities		Number of Securities
	To be Issued Upon	Weighted Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
	Options, Warrants	Options,	Plans Excluding
	and Rights	Warrants and	Securities
Plan Category	(A)	Rights	Reflected in Column (A)

Equity Compensation Plans Approved by Security Holders	676,000	$1.10	507,611

Recent Sales of Unregistered Securities

During the year ended April 30, 2018 and 2017, we did not sell any shares.

Issuer Purchases of Equity Securities

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. In July 2017, the board of directors authorized an additional $2.0 million for future stock purchases. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the year ended April 30, 2018, the Company repurchased 788,301 shares at a weighted average price of $2.16 per share, costing $1,700,291. During the year ended April 30, 2017, the Company repurchased 296,665 shares at a weighted average price per share of $1.89, costing $561,606. As of April 30, 2018, $1.7 million remains available under the share repurchase authorization.

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

Goodwill, Other Intangible Assets, and Other Long-Lived Assets

In connection with our acquisitions of the nine Washington mini-casinos from May 12, 2009 to July 18, 2011, the acquisition of the South Dakota slot route operation in South Dakota on January 27, 2012, and the acquisition of Club Fortune Casino on December 1, 2015, we have goodwill and identifiable intangible assets of $20.4 million, net of amortization. Goodwill represents the excess of the purchase price over the fair market value of net assets acquired and is a significant portion of our total assets. We review goodwill for impairment annually or more frequently if certain impairment indicators arise under the provisions of authoritative guidance. We review goodwill at the reporting unit level, which is the same as our operating segments. We compare the carrying value of the net assets of each reporting unit to the estimated fair value of the reporting unit, based upon a multiple of estimated earnings and on a discounted cash flow method. If the carrying value exceeds the estimated fair value of the reporting unit, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. All of our goodwill is attributable to reporting units within our gaming operations.  The Company impaired the full value of goodwill associated with the South Dakota operations during the year ended April 30, 2017 based on indicators of impairment using market and income valuations. The calculations and key assumptions contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of the route.

Long-lived assets, including property, plant and equipment and amortizable intangible assets also comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying value of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For property held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. A recoverability test of our long-lived assets resulted in a $117,857 impairment charge to South Dakota’s customer relationships and a $240,950 impairment charge to South Dakota’s property and equipment, bringing the net balance of South Dakota’s customer relationships and property and equipment to zero as of April 30, 2018.

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

	Fiscal Year Ended
	April 30, 2018	April 30, 2017
Food and beverage	$6,184,733	$6,722,157
Other	262,169	236,909
Promotional allowances	$6,446,902	$6,959,066

The estimated cost of providing such complimentary services that is included in casino expense in the consolidated statements of operations was as follows:

	Fiscal Year Ended
	April 30, 2018	April 30, 2017
Food and beverage	$5,771,698	$6,112,343
Other	243,899	222,886
Total cost of complimentary services	$6,015,597	$6,335,229

Accrued Jackpot Liability

We accrue slot jackpot liability as games are played under a matching concept of coin-in. In addition, as of April 30, 2018 and 2017, we also maintained $2.2 million and $1.9 million, respectively, in player-supported jackpot accrued liability. Player-supported jackpot is a progressive game of chance directly related to the play or outcome of an authorized non-house-banked card game separately funded by our patrons. Any jackpots hit in these card games are paid from such reserved funds.

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

Accrued Contingent Liability

We assess our exposure to loss contingencies including legal matters. If a potential loss is justified, probable, and able to be quantified, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2018 and 2017, we did not record any accrued contingent liability.

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

Financial instruments that potentially subject us to concentrations of credit risk are primarily notes receivable, cash and cash equivalents, accounts receivable and payable, and long term debt. As of April 30, 2018, we had no notes receivable outstanding. Our cash deposits are held with large, well-known financial institutions, and, at times, such deposits may be in excess of the federally insured limit. The recorded value of cash, accounts receivable and payable, approximate fair value based on their short term nature; the recorded value of long term debt approximates fair value as interest rates approximate current market rates.

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

Comparison of Fiscal Years Ended April 30, 2018 and April 30, 2017

Net revenues.  Net revenues increased 0.1% to $74.6 million from $74.5 million for the fiscal year ended April 30, 2018, compared to the fiscal year ended April 30, 2017. Our Washington casino revenues increased $0.1 million, due to one of our Washington properties being converted into an all-poker card room. However, this was offset by Club Fortune’s and South Dakota’s combined $0.2 million decrease in casino revenue.  South Dakota revenues decreased due to 54 fewer units in operation compared to the prior year.  Club Fortune slot revenues decreased due to a decrease in slot play but that was more than offset by a $0.3 million reduction in promotional allowances.

Total operating expenses. Total operating expenses decreased to $72.0 million from $72.7 million for the fiscal year ended April 30, 2018, compared to the fiscal year ended April 30, 2017.  South Dakota had an impairment expense of $1.1 million in the prior year and $0.4 million this year. Food and beverage expenses increased $0.6 million, or 10%, due to Washington’s minimum wage increase and food specials at Club Fortune. Corporate expense increased $0.3 million mainly due to $0.6 million in legal and professional fees related to the sale of South Dakota and Club Fortune, partially offset by $0.2 million of professional fees in the prior year related to the Club Fortune acquisition and the South Dakota impairment.  Casino, marketing and administrative, facilities, and other expenses remained relatively steady compared to the prior fiscal year.  Depreciation and amortization expenses decreased by $0.7 million due to Washington customer relationship intangibles that are now fully amortized and certain South Dakota and Washington assets that are now fully depreciated.

Non-operating expenses. Total non-operating expenses remained relatively steady when compared to the prior fiscal year.

Income taxes.  The effective tax rates for the years ended April 30, 2018 and 2017, were 39.2% and 58.3%, respectively.  The decrease is primarily due to the decrease in the tax rate as part of the Tax Cuts and Jobs Act on December 22, 2017 and the non-deductible goodwill impairment in the prior year.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, non-cash goodwill and other long-lived asset impairment charges, write-offs of project development costs, acquisition costs, sale transaction fees, litigation charges, non-cash stock grants, non-cash employee stock purchase plan discounts, exclusion of income or loss from assets held for sale, and net losses/gains from asset dispositions. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results, to compare to the performance of other companies that also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income or cash flow as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following table shows adjusted EBITDA by operating unit:

	Adjusted EBITDA
For the fiscal year ended:	Washington	South Dakota	Nevada	Corporate - Other	Total

Ápril 30, 2018	$6,545,065	$105,390	$1,727,902	$(2,340,034)	$6,038,323

Ápril 30, 2017	$7,037,344	$162,939	$1,537,922	$(2,493,072)	$6,245,133

Net income reconciliation to Adjusted EBITDA:

	Fiscal year ended
	April 30, 2018	April 30, 2017

Net income	$1,323,425	$563,964
Adjustments:
Net interest expense	591,146	666,543
Income tax expense	853,426	790,829
Depreciation and amortization	2,370,752	3,021,280
Acquisition and sale related expenses	589,839	113,900
Write downs and other charges	358,807	1,101,472
Deferred rent amortization	9,943	36,068
Stock compensation amortization	104,140	124,279
Increase in swap fair value	(171,018)	(250,385)
Loss on disposal of assets	7,863	77,183
Adjusted EBITDA	$6,038,323	$6,245,133

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for the fiscal years ended April 30, 2018 and April 30, 2017:

	Fiscal Year Ended
	April 30, 2018	April 30, 2017
Cash provided by (used in):
Operating activities	$5,464,944	$4,754,488
Investing activities	$(601,975)	$(287,489)
Financing activities	$(5,985,941)	$(5,418,203)

Operating activities. Net cash provided by operating activities during the fiscal year ended April 30, 2018 increased $0.7 million compared to the same period in the fiscal year ended April 30, 2017. This increase resulted primarily from the change in working capital.

Investing activities. Net cash used in investing activities during the fiscal year ended April 30, 2018 increased $0.3 million compared to the same period in the fiscal year ended April 30, 2017. The increase primarily resulted from the $0.3 million decrease in collections on the G Investments note receivable due to prepayments received in the prior year.

Financing activities. Net cash used in financing activities increased $0.6 million for the year ended April 30, 2018 compared to the fiscal year ended April 30, 2017. We used $1.1 million more cash this year for purchases of treasury stock (offset by $0.7 million borrowed to buy treasury stock), and we used $0.1 million more in repayments of our credit facility.

Future Sources and Uses of Cash

On April 30, 2018, excluding restricted cash of $2,369,063, we had cash and cash equivalents of $9,508,931. The restricted cash consists of progressive liabilities and player supported jackpots. We expect that our future liquidity and capital requirements will be affected by:

-	capital requirements related to future acquisitions;
-	cash flow from operations;
-	working capital requirements;
-	treasury stock purchases
-	obtaining debt financing; and
-	debt service requirements.

As of April 30, 2018, scheduled principal payments on the Credit Facility are as follows:

May 1, 2018 – April 30, 2019	$-
May 1, 2019 – April 30, 2020	-
May 1, 2020 – November 30, 2020	8,000,000
$8,000,000

Please see note 8 of our Consolidated Financial Statements.

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. In July 2017, the board of directors authorized an additional $2.0 million for future stock purchases. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the year ended April 30, 2018, the Company repurchased 788,301 shares at a weighted average price of $2.16 per share, costing $1,700,291. During the year ended April 30, 2017, the Company repurchased 296,665 shares at a weighted average price per share of $1.89, costing $561,606. As of April 30, 2018, $1.7 million remains available under the share repurchase authorization.

Our consolidated financial statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. We believe that funds from operations will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful. Should cash resources not be sufficient to meet our current obligations as they come due, repay or refinance our long-term debt, and acquire operations that generate positive cash flow, we would be required to curtail our activities and maintain, or grow, at a pace that cash resources could support. Also see the Subsequent Events note of our Consolidated Financial Statements.

Liquidity

The current ratio is an indication of a company's market liquidity and ability to meet creditor's demands. Acceptable current ratios vary from industry to industry and are generally between 1.25 and 3 for healthy businesses. If a company's current ratio is in this range, then it generally indicates good short-term financial strength. If current liabilities exceed current assets (the current ratio is below 1), then a company may have problems meeting its short-term obligations. As of April 30, 2018, we have a 2.25 current ratio, sufficient to service debt and maintain operations.

Indebtedness

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank (“MOOB”) to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve month period. The initial Applicable Margin was 4.00% until April 1, 2016, when the first quarterly pricing change took effect, and decreased to 3.00%. As of July 1, 2018, the Applicable Margin is 2.50%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of April 30, 2018.

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank, which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of April 30, 2018, the Company had one outstanding interest rate swap with MOOB with a notional amount of $8,375,000 at a swap rate of 1.77%, which as of April 30, 2018, effectively converts $8,375,000 of our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of April 30, 2018 is set at 1.9285%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap, we recorded a $171,018 increase in our interest rate swap fair value for the year ended April 30, 2018. As of April 30, 2018 and 2017, our interest rate swap fair value was an asset of $134,672 and a liability of $36,346, respectively, which is included in other assets as of April 30, 2018 and other long-term liabilities as of April 30, 2017 on the consolidated balance sheets.

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

The Company will adopt the standard as of May 1, 2018 and will follow the modified retrospective approach. The accompanying financial statements and related disclosures do not reflect the effects of the new revenue standard. The Company is finalizing the assessment of the effects of the standard on its consolidated financial statements and will begin reporting under the new guidance in its consolidated financial statements for the first quarter of fiscal 2019. The quantitative effects of these changes are not expected to be material and are still being analyzed.

The Company’s current presentation, which reports the retail value of services provided to customers without charge as revenues with a corresponding contra amount deducted as promotional allowances, will no longer be allowed under the new revenue standard. Upon adoption of the new guidance, revenues will be allocated among the Company’s departmental classifications based on the relative standalone selling prices of the goods and services provided to guests. The Company currently anticipates that this methodology will result in a reduction of reported gaming revenues by an amount equivalent to reported promotional allowance revenues, with no change to total net revenues.

Currently, the Company estimates the cost of fulfilling the redemption of rewards earned through customer loyalty programs based upon the cost of historical redemptions. Upon adoption of the new guidance, the Company will account for the rewards using a deferred revenue model for the classification and timing of revenue recognized as well as the classification of related expenses when player rewards are redeemed. The impact of this change in accounting is not expected to be material to any annual accounting period.

Historically, and in accordance with prior guidance, the Company reported the expense for amounts paid to operators of wide area progressive games as contra-revenues. Upon adoption of the new guidance, these payments will be reported as an operating expense. The impact of this classification change will be to increase our gaming revenues and gaming expenses by equal amounts.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. Management, including our CEO and CFO, has concluded that the internal control over financial reporting was effective as of April 30, 2018.

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

Name	Age	Class/Term Expiration	Principal Occupation
Frank Catania	76	Class I/2020	President, Catania Consulting Group, LLC

Rudolph K. Kluiber	58	Class II/2018	Managing Director of GRT Capital Partners, an Investment Management Firm

Francis M. Ricci	75	Class II/2018	President, Orchard Lane Consulting

William G. Jayroe	61	Class III/2019	Executive VP, Sales and Marketing IEA, Inc.; President & CEO, Hunter International Partners, LLC

Shawn W. Kravetz	48	Class III/2019	President and Chief Investment Officer of Esplanade Capital LLC, an Investment Management Firm

William J. Sherlock	68	Class III/2019	Chairman, Nevada Gold & Casinos, Inc. Former President/CEO, Foxwoods Resort & Casino

Frank Catania. Mr. Catania has served as a director since October 2009. Mr. Catania has over 30 years of gaming and legal experience and is currently a principal of Catania Consulting Group, LLC, which specializes in providing gaming expertise to both the public and private sectors. Mr. Catania also serves as counsel to the law firm of Catania & Ehrlich, P.C., which specializes, in part, in all aspects of casino law, including licensing and compliance. He is a member of the Board of Directors of Continental 8 Technologies, an operator of data centers worldwide. Mr. Catania served on the Board of Directors of Empire Resorts, Inc. from May 2006 until March 2009. He had also served as the Director of New Jersey's Division of Gaming Enforcement, a premier and world-renowned gaming regulatory and enforcement agency. Mr. Catania is a former Deputy Speaker of the New Jersey General Assembly and served for four years as an Assemblyman, representing his district in Passaic County. Mr. Catania was a founding member of the International Masters of Gaming Law, a non-profit association dedicated to the education and advancement of gaming law, having served as its first President. He is a graduate of Rutgers University and Seton Hall University Law School where he was an adjunct professor of gaming law. The Board believes Mr. Catania is qualified to serve as a director due to his knowledge of the casino industry, his experience as an independent director of other casino companies and his experience in gaming regulatory matters.

Rudolph K. Kluiber. Since 2001, Mr. Kluiber has served as a Managing Director of GRT Capital Partners (“GRT”), an investment management firm located in Boston, Massachusetts. Prior to forming GRT, Mr. Kluiber was Senior Vice President and Portfolio Manager for State Street Research & Management Company from 1997 to 2001, where he ran the State Street Aurora Fund and managed the Small-Cap Value effort. Mr. Kluiber served as a director of Steinway Musical Instruments, Inc. from 2001 to 2011 and currently serves on the board of Wessanen, a publicly traded Dutch organic food company. Mr. Kluiber is a cum laude graduate of Harvard College and holds an MBA from the University of California Los Angeles. The Board believes that Mr. Kluiber’s financial and business expertise, including capital markets, combined with his company and industry experience, make him well qualified to serve on the Board.

Francis M. Ricci. Mr. Ricci has served as a director since July 2003. Since 1991, he has served as Director, CEO or CFO of several private companies including Natural Swing Products Co., Premier Scale Co., and starting in 1998, Pro Gear Holdings, Inc. d/b/a Yes! Golf. Since 2010, through his business consulting practice Orchard Lane Consulting, he offers investors, lenders and attorneys due diligence, investigation and evaluation of proposed investments or loans, and forensic accounting services. He is a CPA and practiced as an audit specialist for 22 years with Deloitte & Touche, serving as a partner for 12 years. He received his MBA and BS degrees from the University of Montana. His qualifications include financial and accounting expertise, executive leadership and marketplace knowledge.

William G. Jayroe. Mr. Jayroe has served as a director since September 1995. Mr. Jayroe has three decades of technology development, sales, and management expertise. In 2013, Mr. Jayroe joined IEA, Inc. headquartered in Houston, Texas, a provider of environmental health and safety solutions to fortune 100 organizations, as Executive Vice President of Sales and Marketing. Prior to that he was an executive at IHS, a global environmental and crisis management software solutions provider headquartered in Englewood, Colorado. From May 2005 until January 2007, Mr. Jayroe was the Senior Vice President South East Region of Enviance, Inc., a software solutions company headquartered out of Carlsbad, California. From September 2001 until October 2003, Mr. Jayroe served as a Senior Vice President of Digital Consulting and Southwest Services. Mr. Jayroe founded and has been the CEO of Hunter International Partners, LLC since September 1998. Mr. Jayroe has a BS in Industrial Distribution from Texas A&M University. The Board believes Mr. Jayroe is qualified to serve as a director due to his experience as a senior executive, his executive leadership, and his contributions to strategy development and marketplace knowledge.

Shawn W. Kravetz. Mr. Kravetz is President and Chief Investment Officer of Esplanade Capital LLC, an investment management company he founded in 1999. The firm manages private investment partnerships. From 1997 until 1999, Mr. Kravetz was a Principal at The Parthenon Group, a leading strategy consulting boutique, where he advised chief executives on corporate strategy. From 1995 until 1997, Mr. Kravetz was Director of Strategic Planning and Corporate Development at the CML Group, where he oversaw activities at subsidiaries including NordicTrack, The Nature Company, and Smith & Hawken. Mr. Kravetz received an A.B. in Economics from Harvard University, magna cum laude, in 1991 and an MBA with High Distinction from Harvard Business School in 1995. The Board believes that Mr. Kravetz’s experience in the capital markets, his management insight and business knowledge make him well qualified to serve on the Board.

William J. Sherlock. Mr. Sherlock has served as Chairman since November 2009. Mr. Sherlock is a hospitality and casino industry veteran of 39 years. From 1997 to 2000, he was Chief Operating Officer and, from 2000 to 2006, he was Chief Executive Officer of Foxwoods Resort & Casino in Mashantucket, Connecticut, one of the world’s largest casinos. He currently serves as a Board member of the Inn at Mystic, Mystic, Connecticut and is a member of the Foxwoods Tribal Audit Authority. Prior to his service at Foxwoods Resort & Casino, Mr. Sherlock was President/CEO of various casino/hotel properties including the New York New York Hotel & Casino in Las Vegas, Nevada, the Flamingo Hilton in Laughlin, Nevada and the Reno Hilton in Reno, Nevada. Mr. Sherlock served as Interim President of Foxwoods Resort Casino in Mashantucket, CT from June until December of 2010. From May 2012 to December 2014, Mr. Sherlock served as an Advisor to the Board of Directors of the Cosmopolitan Hotel and Casino in Las Vegas, Nevada. Mr. Sherlock is a Business Administration graduate of the University of South Carolina. As Chairman of our Board, Mr. Sherlock’s qualifications include industry, accounting and corporate governance experience, operating and executive leadership, strategy development, management experience and marketplace knowledge.

Director Qualifications

In discharging its responsibilities to nominate candidates for election to the Board, the Corporate Governance and Nominating Committee has not specified any minimum qualifications for serving on the Board. However, the Corporate Governance and Nominating Committee endeavors to evaluate, propose, and approve candidates with business experience and personal skills in gaming, finance, marketing, financial reporting and other areas that may be expected to contribute to an effective Board. The Corporate Governance and Nominating Committee seeks to assure that our Board is composed of individuals who have experience relevant to our needs and who have the highest professional and personal ethics, consistent with our values and standards. Candidates should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Each director must represent the interests of all shareholders.

Identifying and Evaluating Nominees for Directors

The Corporate Governance and Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director. Candidates may come to the attention of the Corporate Governance and Nominating Committee through current Board members, professional search firms, shareholders or other persons. These candidates are evaluated at regular or special meetings of the Corporate Governance and Nominating Committee and may be considered at any point during the year. As described above, the Corporate Governance and Nominating Committee will consider properly submitted shareholder nominations for candidates for the Board. Following verification of the shareholder status of persons proposing candidates, recommendations will be aggregated and considered by the Corporate Governance and Nominating Committee. If any materials are provided by a shareholder in connection with the nomination of a director candidate, such materials will be forwarded to the Corporate Governance and Nominating Committee.

The Board has four standing committees: (1) the Compensation Committee; (2) the Audit Committee; (3) the Corporate Governance and Nominating Committee; and (4) the Compliance Committee.

Membership of the Board’s standing committees is as follows:

	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee	Compliance Committee
William J. Sherlock	M	M	M	M
Francis M. Ricci	C	M	M	M
William G. Jayroe		C		M
Frank Catania	M	M	M	C
Shawn W. Kravetz		M	C
Rudolph K. Kluiber	M

C—Chairman

M—Member

Audit Committee

The Audit Committee consists of four directors: Messrs. Ricci, Catania, Sherlock and Kluiber, each of whom is independent as defined in the listing standards of the Stock Exchange. The Audit Committee engages our independent auditors, reviews our financial controls, evaluates the scope of the annual audit, reviews audit results, consults with management and our independent auditors prior to the presentation of financial statements to shareholders and, as appropriate, initiates inquiries into aspects of our internal accounting controls and financial affairs. The Board has determined that Mr. Ricci is an independent audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act. Mr. Ricci serves as Chairman of the Audit Committee.

Compensation Committee

The Compensation Committee consists of five directors: Messrs. Jayroe, Sherlock, Ricci, Kravetz and Catania, each of whom is independent as defined in the listing standards of the Stock Exchange. The Compensation Committee reviews and approves salaries and incentive compensation for our executive officers.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee serves as an officer or employee of the Company. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer who serves on our Board or the Compensation Committee.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee currently consist of four non-employee directors: Messrs. Kravetz, Sherlock, Ricci, and Catania, each of whom is independent as defined in the listing standards of the Stock Exchange. The Corporate Governance and Nominating Committee reviews and approves candidates for election and to fill vacancies on the Board, including re-nominations of members whose terms are due to expire. The Corporate Governance and Nominating Committee is also responsible for developing and implementing guidelines relating to the operation of the Board and its committees and the Company as a whole.

The Corporate Governance and Nominating Committee operates pursuant to a written Charter. A copy of the Corporate Governance and Nominating Committee Charter is available on our website at http://www.nevadagold.com under the heading “Corporate Governance.”

Compliance Committee

The Compliance Committee operates pursuant to a Gaming Compliance Program adopted by the Board and currently consists of four non-employee directors: Messrs. Catania, Sherlock, Jayroe and Ricci. The Compliance Committee was established in February of 2012 in accordance with an Order of Registration issued by the Nevada Gaming Commission. The Compliance Committee was created in order to: (i) monitor our compliance with gaming laws in jurisdictions which we and our affiliates operate in order to prevent regulatory violations and to promptly detect and correct any regulatory violation that might occur; (ii) advise the Board of any gaming law compliance problems or situations which may adversely affect the objectives of gaming control in jurisdictions where we operate; (iii) provide appropriate reports for the purpose of keeping the Nevada Gaming Control Board advised of our compliance efforts in the State of Nevada and other jurisdictions; (iv) perform due diligence regarding proposed transactions and associations involving any of our affiliates’ gaming operations; and (v) receive, coordinate and distribute appropriate input from our affiliates to enhance their respective compliance with respect to gaming laws and regulations.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information about the compensation for the fiscal years ended April 30, 2018 and 2017 of our Principal Executive Officer, our Principal Financial Officer and Vice President of Washington Operations.

NAME AND PRINCIPAL POSITION	FISCAL YEAR (1)	SALARY ($)	BONUS ($)	STOCK AWARDS ($) (2)	ALL OTHER COMPENSATION ($)	TOTAL PAY ($)
Michael P. Shaunnessy	2018	300,000	10,000	40,860	-	350,860
CEO	2017	300,000	21,500	-	-	321,500
(Principal Executive Officer)

James D. Meier	2018	225,000	10,000	34,050	1,091	270,141
Vice President, CFO	2017	215,000	21,500	-	824	237,324
and Secretary
(Principal Financial Officer)

Victor H. Mena	2018	225,000	10,000	27,240	1,800	264,040
Vice President of Washington	2017	215,000	21,500	21,294	1,800	259,594
Operations

(1)	Compensation data for the fiscal year ended April 30, 2018 includes the period from May 1, 2017 through April 30, 2018.
(2)	The amounts in this column reflect the aggregate grant date fair value for stock grants awarded during the fiscal year ended, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. Assumptions used in the calculation of this amount for fiscal year ended April 30, 2018 are included in Footnote 10 to our audited financial statements for the fiscal year ended April 30, 2018, filed with the SEC.

Outstanding Equity Awards at Fiscal Year-End

The table below presents information on the outstanding stock option awards held by our named executive officers as of April 30, 2018.

Name(*)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael P. Shaunnessy	200,000	-	0.82	12/01/2022
	100,000	-	1.23	07/22/2024

James D. Meier	100,000	-	1.23	11/01/2024

Victor H. Mena	20,000	-	1.25	07/28/2019
	50,000	-	0.98	07/27/2020
	25,000	-	1.57	07/27/2021

(*)       The option awards were granted pursuant to our 2009 Plan, which was approved by shareholders at the 2009 Special Meeting of Shareholders. During the fiscal year ended April 30, 2018, no stock options were exercised by our named executive officers.

Director Fees

Our independent directors are paid an annual fee of $35,000 (“Base Compensation”). A portion of the Base Compensation ($10,000) is paid in fully vested common stock of the Company the value of which is determined as the closing price of such stock on the date of the Annual Meeting of Shareholders of the Company. The independent Chairman of the Board and the Chairman of the Audit Committee are paid an additional annual fee of $15,000 and the Chairman of the Compliance Committee receives an additional annual fee of $3,000. Members of the Compliance Committee, Messrs. Sherlock, Jayroe and Ricci receive $1,000 annually for service on the committee. All directors are reimbursed for their reasonable expenses for attending Board and Board committee meetings.

Director Summary Compensation Table

The table below contains information about the compensation received by each of our directors during the fiscal year ended April 30, 2018.

Name	Fees Paid in Cash ($) (1)	Fees Paid in Stock ($) (2)	Total ($)
William J. Sherlock	41,000	10,000	51,000
Frank Catania	28,000	10,000	38,000
Francis M. Ricci	41,000	10,000	51,000
William G. Jayroe	26,000	10,000	36,000
Shawn W. Kravetz	25,000	10,000	35,000
Rudolph K. Kluiber	25,000	10,000	35,000

(1)	Includes fees for the Board and two committee chairmanships, and membership on the Compliance Committee. Only the chairs of the Board (i.e., Mr. Sherlock), the Audit Committee (i.e., Mr. Ricci) and the Compliance Committee (i.e., Mr. Catania) receive chairmanship fees. As the chairs of the Board and the Audit Committee, Messrs. Sherlock and Ricci receive $15,000 annually while, as the chair of the Compliance Committee, Mr. Catania receives $3,000 annually. Also, as members of the Compliance Committee, Messrs. Sherlock, Jayroe and Ricci receive $1,000 annually.
(2)	An annual grant of fully vested common stock valued at $10,000 on the date of grant.

As of April 30, 2018, the directors had outstanding option awards as follows:

Name	Outstanding Stock Options Exercisable (#)	Outstanding Stock Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
William G. Jayroe	10,000	-	1.57	07/27/2021
	10,000	-	1.25	07/28/2019
	20,000	-	0.82	10/17/2022

Francis M. Ricci	10,000	-	1.57	07/27/2021
	10,000	-	1.25	07/28/2019

William J. Sherlock	6,000	-	1.57	07/27/2021

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below shows the number of shares of our common stock beneficially owned as of the close of business on April 30, 2018 by each of our directors and executives as well as the number of shares beneficially owned by all of the directors and executive officers as a group.

	SHARES BENEFICIALLY OWNED AS OF April 30, 2018
NAME AND ADDRESS (1)	NUMBER OF SHARES		PERCENT OF CLASS

Frank Catania	84,004		*
William G. Jayroe	162,935	(2)	*
Rudolph K. Kluiber	10,087		*
Shawn W. Kravetz	868,296	(3)	5.2%
Francis M. Ricci	47,504	(4)	*
William J. Sherlock	141,004	(5)	*
Michael P. Shaunnessy	315,000	(6)	1.9%
James D. Meier	100,000	(7)	*
Ernest E. East	115,000	(8)	*
Victor H. Mena	113,343	(9)	*
All current directors and executive officers	1,963,841	(10)	11.7%
as a group (11 persons)

(1)	Unless otherwise indicated, the address for the persons listed is 133 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.
(2)	Includes (a) options to purchase 40,000 shares of common stock exercisable as of July 15, 2018 within 60 days thereafter, (b) 3,334 shares of common stock owned by Hunter Jayroe, and (c) 3,334 shares of common stock owned by Haley Jayroe.
(3)	Mr. Kravetz personally owns 28,067 shares of common stock. An additional 840,229 shares are owned by Esplanade Capital Partners I LLC. Mr. Kravetz is the President and Chief Investment Officer of Esplanade Capital LLC, which is the manager of Esplanade Capital Partners I LLC.
(4)	Includes options to purchase 20,000 shares of common stock exercisable as of July 15, 2018 or within 60 days thereafter.
(5)	Includes options to purchase 6,000 shares of common stock exercisable as of July 15, 2018 or within 60 days thereafter.
(6)	Includes options to purchase 300,000 shares of common stock exercisable as of July 15, 2018 or within 60 days thereafter.
(7)	Includes options to purchase 100,000 shares of common stock exercisable as of July 15, 2018 or within 60 days thereafter.
(8)	Includes options to purchase 100,000 shares of common stock exercisable as of July 15, 2018 or within 60 days thereafter.
(9)	Includes options to purchase 95,000 shares of common stock exercisable as of July 15, 2018 or within 60 days thereafter.
(10)	Includes options to purchase 661,000 shares of common stock.
*	Less than one percent

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Board determines independence on the basis of the standards specified by the New York Stock Exchange (NYSE). The Board is comprised entirely of independent directors and none of our directors have any economic relationship with the Company other than as a shareholder or director.

The Company paid $10,200 during both fiscal years ended April 30, 2018 and 2017, in accordance with Club Fortune entering into a ground lease agreement with Gaming Ventures Las Vegas, Inc., the previous owner of Club Fortune, which is owned by a shareholder who owns over 5% of the Company. The Company paid $204,923 and $200,715 during the fiscal years ended April 30, 2018 and 2017, respectively, in accordance with a consulting agreement with the same shareholder. Our Audit Committee charter requires that the Audit Committee reviews and approves all related party transactions for potential conflicts of interests.

We have entered into indemnity agreements with our directors which provide, among other things, that we will indemnify such directors, under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party to by reason of his position as our director, and otherwise to the full extent permitted under Nevada law and our Bylaws.

Item 14.	Principal Accountant Fees and Services

E&Y provided professional services related to our fiscal year ended April 30, 2018, and for our fiscal year ended April 30, 2017. Fees for audit services include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q. Tax fees included tax compliance, tax advice and preparation of our Federal and State tax returns.

Approximate fees for professional services provided in each of the last two fiscal years:

	Fiscal 2018	Fiscal 2017
Audit Fees	$257,049	$247,812
Tax Fees	$81,900	$61,100

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

Included in Part II, Item 8 of this Report:

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2018 and April 30, 2017

Consolidated Statements of Operations for fiscal years ended April 30, 2018 and April 30, 2017

Consolidated Statements of Stockholders’ Equity for fiscal years ended April 30, 2018 and April 30, 2017

Consolidated Statements of Cash Flows for fiscal years ended April 30, 2018 and April 30, 2017

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

We have omitted all schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(a)(3) Exhibits

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1A	Amended and Restated Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit A to the Company's definitive proxy statement filed on Schedule 14A on July 30, 2001 and incorporated herein by reference).

3.1B	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.2 to the Company’s Form S-8 filed October 11, 2002 and incorporated herein by reference).

3.1C	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.3 to the Company’s Form 10-Q filed November 9, 2004 and incorporated herein by reference).

3.1D	Certificate of Amendment to the Articles of Incorporation of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 3.1 to the Company’s Form 8-K filed October 17, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Nevada Gold & Casinos, Inc., effective July 24, 2007 (filed previously as Exhibit 3.2 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference).

4.1	Common Stock Certificate of Nevada Gold & Casinos, Inc. (filed previously as Exhibit 4.1 to the Company’s Form S-8/A filed June 4, 1999, file no. 333-79867, and incorporated herein by reference).

4.2	Second Amended and Restated Nevada Gold & Casinos, Inc. 1999 Stock Option Plan (filed previously as Exhibit 4.6 to the Company’s Form S-8 filed June 22, 2005, file no. 333-126027, and incorporated herein by reference).

4.3	Nevada Gold & Casinos, Inc.’s 2009 Equity Incentive Plan (filed previously as Exhibit 10.1 to the Company’s Form S-8 filed on April 14, 2009, file no. 333-158576, and incorporated herein by reference).

10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.3	Amended and Restated Credit Agreement dated November 30, 2015 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2015).

10.4	Asset Purchase Agreement between Gaming Ventures of Las Vegas, Inc., as seller, and Nevada Gold & Casinos LV, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2015).

10.5	First Amendment to Option Agreement dated April 22, 2016 between the Company and Clear Creek Development Company (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 25, 2016).

10.6(+*)	Amended Employment Agreement dated May 1, 2018 by and between Michael P. Shaunnessy and Nevada Gold & Casinos, Inc.

10.7(+*)	Amended Employment Agreement dated May 1, 2018 by and between James Meier and Nevada Gold & Casinos, Inc.

10.8(+*)	Amended Employment Agreement dated May 1, 2018 by and between Victor H. Mena and Nevada Gold & Casinos, Inc.

10.9(+*)	Amended Employment Agreement dated May 1, 2018 by and between Ernest E. East and Nevada Gold & Casinos, Inc.

10.10(+*)	Amendment of Employment Agreement by and between Ernest E. East and Nevada Gold & Casinos, Inc. by letter dated April 2, 2018.

10.11(+*)	Amendment of Employment Agreement by and between Ernest E. East and Nevada Gold & Casinos, Inc. by letter dated July 10, 2018.

10.12(*)	Asset Purchase Agreement dated May 23, 2018, between A.G. Trucano, Son and Grandsons, Inc., as seller, and Michael J. Trucano, as buyer.

10.13(*)	Asset Purchase Agreement dated June 26, 2018, between Nevada Gold & Casinos LV, LLC, as seller, and Truckee Gaming, LLC, as buyer.

21.1(*)	Subsidiaries of Nevada Gold & Casinos, Inc.

23.1(*)	Consent of Independent Registered Public Accounting Firm.

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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

Date: July 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s /WILLIAM J. SHERLOCK
William J. Sherlock	Chairman of the Board of Directors	July 26, 2018

/s/ WILLIAM G. JAYROE
William G. Jayroe	Director	July 26, 2018

/s/ FRANK CATANIA
Frank Catania	Director	July 26, 2018

/s/ FRANCIS M. RICCI
Francis M. Ricci	Director	July 26, 2018

/s/ SHAWN KRAVETZ
Shawn Kravetz	Director	July 26, 2018

/s/ RUDOLPH KLUIBER
Rudolph Kluiber	Director	July 26, 2018

/s/ MICHAEL P. SHAUNNESSY
Michael P. Shaunnessy	President and Chief Executive Officer (Principal Executive Officer)	July 26, 2018

/s/ JAMES MEIER
James Meier	VP and Chief Financial Officer (Principal Financial and Accounting Officer)	July 26, 2018

Index to Consolidated Financial Statements

Consolidated Financial Statements of Nevada Gold & Casinos, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nevada Gold & Casinos, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nevada Gold & Casinos, Inc. (the Company) as of April 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for the Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Las Vegas, Nevada
July 26, 2018

Nevada Gold & Casinos, Inc.

Consolidated Balance Sheets

	April 30,	April 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,508,931	$10,631,903
Restricted cash	2,369,063	1,994,312
Accounts receivable, net of allowances	485,774	808,484
Prepaid expenses	1,436,538	1,209,507
Notes receivable, current portion	—	383,093
Inventory and other current assets	430,296	423,113
Total current assets	14,230,602	15,450,412

Real estate held for sale	750,000	750,000
Goodwill	16,923,588	16,923,588
Identifiable intangible assets, net of accumulated amortization of $9,361,189 and $8,869,497 at April 30, 2018 and April 30, 2017, respectively	3,497,779	4,107,328
Property and equipment, net of accumulated depreciation of $9,260,152 and $7,635,620 at April 30, 2018 and April 30, 2017, respectively	12,812,411	13,958,715
Deferred tax asset	704,044	1,557,470
Other assets	204,672	70,000
Total assets	$49,123,096	$52,817,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,695,495	$1,303,571
Accrued payroll and related	2,049,313	1,925,592
Accrued player's club points and progressive jackpots	2,592,456	2,348,068
Total current liabilities	6,337,264	5,577,231
Long-term debt	7,895,240	12,061,411
Other long-term liabilities	637,207	667,110
Total liabilities	14,869,711	18,305,752

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,715,985 and 18,627,167 shares issued and 16,848,182 and 17,547,665 shares outstanding at April 30, 2018, and April 30, 2017, respectively	2,245,927	2,235,269
Additional paid-in capital	27,557,151	27,449,319
Retained earnings	13,644,239	12,320,814
Treasury stock, 1,867,803 and 1,079,502 shares at April 30, 2018 and April 30, 2017, at cost	(9,193,932)	(7,493,641)
Total stockholders' equity	34,253,385	34,511,761
Total liabilities and stockholders' equity	$49,123,096	$52,817,513

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Operations

	Year Ended
	April 30,	April 30,
	2018	2017
Revenues:
Casino	$65,767,827	$65,838,576
Food and beverage	13,252,982	13,439,326
Other	1,978,619	2,140,113
Gross revenues	80,999,428	81,418,015
Less promotional allowances	(6,446,902)	(6,959,066)
Net revenues	74,552,526	74,458,949

Expenses:
Casino	36,476,733	36,488,019
Food and beverage	6,801,269	6,194,698
Other	206,764	208,090
Marketing and administrative	20,715,534	20,752,103
Facility	2,008,090	2,126,150
Corporate	3,009,735	2,719,003
Depreciation and amortization	2,370,752	3,021,280
Loss on disposal of assets	7,863	77,183
Write downs and other charges	358,807	1,101,472
Total operating expenses	71,955,547	72,687,998
Operating income	2,596,979	1,770,951
Non-operating income (expenses):
Interest income	46,241	81,011
Interest expense and amortization of loan issue costs	(637,387)	(747,554)
Change in swap fair value	171,018	250,385
Income before income tax	2,176,851	1,354,793
Income tax expense	(853,426)	(790,829)
Net income	$1,323,425	$563,964
Per share information:
Net income per common share - basic and diluted	$0.08	$0.03

Basic weighted average number of common shares outstanding	16,985,532	17,688,229

Diluted weighted average number of common shares outstanding	17,350,402	17,990,524

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Stockholders' Equity

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance at April 30, 2016	18,571,693	$2,228,612	$27,315,517	$11,756,850	$(6,932,035)	$34,368,944
Net Income	—	—	—	563,964	—	563,964
Issuance of common stock	—	—	—	—	—	—
Stock compensation	43,974	5,277	119,002	—	—	124,279
Stock options exercised	11,500	1,380	14,800	—	—	16,180
Treasury stock purchased	—	—	—	—	(561,606)	(561,606)
Balance at April 30, 2017	18,627,167	$2,235,269	$27,449,319	$12,320,814	$(7,493,641)	$34,511,761
Net Income	—	—	—	1,323,425	—	1,323,425
Stock compensation	34,630	4,156	99,984	—	—	104,140
Stock options exercised	17,500	2,100	12,250	—	—	14,350
Warrant exercised	36,688	4,402	(4,402)	—	—	—
Treasury stock purchased	—	—	—	—	(1,700,291)	(1,700,291)
Balance at April 30, 2018	18,715,985	$2,245,927	$27,557,151	$13,644,239	$(9,193,932)	$34,253,385

The accompanying notes are an integral part of these consolidated financial statements.

Nevada Gold & Casinos, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	April 30,	April 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,323,425	$563,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,370,752	3,021,280
Stock compensation	104,140	124,279
Amortization of deferred loan issuance costs	133,829	95,040
Change in deferred rent	9,943	36,069
Write downs and other charges	358,807	1,101,472
Changes to restricted cash	(374,751)	(560,584)
Change in swap fair value	(171,018)	(250,385)
Loss on disposal of assets	7,863	77,183
Changes in deferred income taxes	853,426	790,829
Changes in operating assets and liabilities:
Receivables and other assets	88,495	(152,708)
Accounts payable and accrued liabilities	760,033	(91,951)
Net cash provided by operating activities	5,464,944	4,754,488
Cash flows from investing activities:
Collections on notes receivable	383,093	725,976
Purchase of property and equipment	(983,568)	(1,044,297)
Capitalized licensing costs	—	24,946
Deposit refunded	(3,500)	—
Proceeds from the sale of assets	2,000	5,886
Net cash used in investing activities	(601,975)	(287,489)
Cash flows from financing activities:
Proceeds from credit facilities	700,000	—
Repayment of credit facilities	(5,000,000)	(4,872,777)
Purchase of treasury stock	(1,700,291)	(561,606)
Cash proceeds from exercise of stock options	14,350	16,180
Net cash used in financing activities	(5,985,941)	(5,418,203)

Net decrease in cash and cash equivalents	(1,122,972)	(951,204)
Cash and cash equivalents at beginning of period	10,631,903	11,583,107
Cash and cash equivalents at end of period	$9,508,931	$10,631,903
Supplemental cash flow information:
Cash paid for interest	$512,345	$676,715

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

Certain reclassifications between the operating expenses of casino, food and beverage, and other have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact working capital, revenue, operating income, net income or stockholders’ equity.

Revision of Previously Issued Financial Statements

As part of the financial statement close process for the year ended April 30, 2018, a classification error was identified that resulted in certain progressive jackpot liabilities recorded as operating expenses rather than contra-revenue in prior years.  The Company has performed an evaluation to determine if the financial statement impacts resulting from this classification error were material, considering both quantitative and qualitative factors. Based on this materiality analysis, the Company concluded that the errors were not material to any individual prior period.  However, the Company has elected to correct the classification error for the year ended April 30, 2017.  Accordingly, the Company has adjusted the statement of operations for the year ended April 30, 2017 to reflect a reduction in casino revenues and marketing and administrative expense of $168,000.

The following table presents the effect of the items listed above on the Company’s statement of operations:

	Year ended April 30, 2017
	Previously Reported	Adjustment	As Adjusted
Casino revenues	$66,006,576	$(168,000)	$65,838,576
Marketing and administrative expense	$20,920,103	$(168,000)	$20,752,103

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense related primarily to our casino operations and for the years ended April 30, 2018 and 2017, was $4.5 million and $4.2 million, respectively. These costs are included in marketing and administrative on our consolidated statements of operations.

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

	Fiscal Year Ended
	April 30, 2018	April 30, 2017
Food and beverage	$6,184,733	$6,722,157
Other	262,169	236,909
Promotional allowances	$6,446,902	$6,959,066

The estimated cost of providing such complimentary services that is included in casino expense in the consolidated statements of operations was as follows:

	Fiscal Year Ended
	April 30, 2018	April 30, 2017
Food and beverage	$5,771,698	$6,112,343
Other	243,899	222,886
Total cost of complimentary services	$6,015,597	$6,335,229

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

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award. Total stock-based compensation for the years ended April 30, 2018 and 2017, was $104,140 and $124,279, respectively.

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

Accrued Contingent Liabilities

We assess our exposure to loss contingencies including legal matters. If a potential loss is justified, probable and able to be quantified, we will provide for the exposure. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted. As of April 30, 2018 and 2017, we did not record any accrued contingent liabilities.

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

The Company will adopt the standard as of May 1, 2018 and will follow the modified retrospective approach. The accompanying financial statements and related disclosures do not reflect the effects of the new revenue standard. The Company is finalizing the assessment of the effects of the standard on its consolidated financial statements and will begin reporting under the new guidance in its consolidated financial statements for the first quarter of fiscal 2019. The quantitative effects of these changes are not expected to be material and are still being analyzed.

The Company’s current presentation, which reports the retail value of services provided to customers without charge as revenues with a corresponding contra amount deducted as promotional allowances, will no longer be allowed under the new revenue standard. Upon adoption of the new guidance, revenues will be allocated among the Company’s departmental classifications based on the relative standalone selling prices of the goods and services provided to guests. The Company currently anticipates that this methodology will result in a reduction of reported gaming revenues by an amount equivalent to reported promotional allowance revenues, with no change to total net revenues.

Currently, the Company estimates the cost of fulfilling the redemption of rewards earned through customer loyalty programs based upon the cost of historical redemptions. Upon adoption of the new guidance, the Company will account for the rewards using a deferred revenue model for the classification and timing of revenue recognized as well as the classification of related expenses when player rewards are redeemed. The impact of this change in accounting is not expected to be material to any annual accounting period.

Historically, and in accordance with prior guidance, the Company reported the expense for amounts paid to operators of wide area progressive games as contra-revenues. Upon adoption of the new guidance, these payments will be reported as an operating expense. The impact of this classification change will be to increase our gaming revenues and gaming expenses by equal amounts.

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

Note 3.   Restricted Cash

As of April 30, 2018 and 2017, we maintained $2.4 million and $2.0 million respectively, in restricted cash, which consists of progressive and player-supported jackpot funds for our Washington operations.

Note 4.   Notes Receivable

G Investments, LLC

As of April 30, 2018 and 2017, we had a note receivable of $0 and $390,368, respectively, with no valuation allowance, due from G Investments, LLC resulting from the sale of the Colorado Grande Casino on May 25, 2012. The initial amount was $2,300,000, requiring $40,000 monthly payments, bearing interest at 6% per annum through the amended maturity date of February of 2018, and was secured with the assets of the Colorado Grande Casino, pledge of membership interest in G Investments, LLC (“GI”), and a personal guaranty by GI’s principal. This note receivable was paid as of February 2018.

RSM Partners, LLC

We owned approximately 268 acres of undeveloped land in the vicinity of Black Hawk and Central City, Colorado. On April 22, 2016, we executed an agreement for the sale of the vacant land for a purchase price of $750,000. We received a $75,000 down payment, which is included in other long-term liabilities on our balance sheet, and financed the balance at 5% interest only, with interest payable monthly, and a balloon payment of $675,000 due April 30, 2019. The transaction was accounted for under the deposit method, recording the down payment as a liability and deferring the recognition of the sale and the note receivable until the buyer’s investment is at least 20% of the initial purchase price.

Note 5.   Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, the South Dakota slot route on January 27, 2012, and the Club Fortune Casino in Nevada on December 1, 2015, we have goodwill and intangible assets of $20,421,367, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangibles for the fiscal year ended April 30, 2018, is as follows:

			Other
	Total	Goodwill	Intangibles, net
Balance as of April 30, 2017	$21,030,916	$16,923,588	$4,107,328
Current year amortization	(491,692)	-	(491,692)
Impairment of South Dakota	(117,857)	-	(117,857)
Balance as of April 30, 2018	$20,421,367	$16,923,588	$3,497,779

Goodwill and net intangibles assets by segment as of April 30, 2018, are as follows:

			Other
	Total	Goodwill	Intangibles, net
Washington	$15,969,136	$14,092,154	$1,876,982
Nevada	4,039,727	2,831,434	1,208,293
Corporate	412,504	-	412,504
Total	$20,421,367	$16,923,588	$3,497,779

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of April 30, 2018, are as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Customer relationships	$8,555,464	$(8,003,578)	$551,886
Non-compete agreements	1,379,000	(1,357,611)	21,389
State gaming registration	412,504	-	412,504
Trade names	2,512,000	-	2,512,000
Total	$12,858,968	$(9,361,189)	$3,497,779

A summary of intangible assets and accumulated amortization as of April 30, 2017, are as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Customer relationships	$8,673,321	$(7,548,552)	$1,124,769
Non-compete agreements	1,379,000	(1,320,945)	58,055
State gaming registration	412,504	-	412,504
Trade names	2,512,000	-	2,512,000
Total	$12,976,825	$(8,869,497)	$4,107,328

The remaining weighted average useful life of acquired intangibles is 4.3 years for customer relationships and 0.6 years for non-compete agreements.  Amortization expense for the years ended April 30, 2018 and 2017 was $491,692 and $871,707, respectively. The estimated future annual amortization of intangible assets, which excludes trade names and State gaming registration, is as follows:

Fiscal year	Amount
2019	$153,513
2020	117,143
2021	117,143
2022	117,143
2023	68,333
Total	$573,275

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. At April 30, 2017, our goodwill impairment analysis resulted in a non-cash $1.1 million impairment of goodwill relating to our South Dakota operations. At April 30, 2018, we performed a goodwill impairment analysis of our Washington and Nevada operations and determined no impairment charge to goodwill was required. A recoverability test of our long-lived assets resulted in a $117,857 impairment charge to South Dakota’s customer relationships, bringing the net balance of South Dakota’s customer relationships to zero as of April 30, 2018.

Note 6.    Property and Equipment

Property and equipment at April 30, 2018 and April 30, 2017 consist of the following:

			Estimated
	April 30,	April 30,	Service Life
	2018	2017	in Years
Leasehold improvements	$1,750,367	$1,556,824	7-20
Gaming equipment	5,332,453	5,300,898	3-5
Furniture and office equipment	4,648,998	4,506,639	3-7
Building and improvements	7,803,486	7,762,201	15-39
Land	2,387,750	2,387,750
Construction in Progress	149,509	80,023
	22,072,563	21,594,335
Less accumulated depreciation	(9,260,152)	(7,635,620)

Property and equipment, net	$12,812,411	$13,958,715

Depreciation expense for the years ended April 30, 2018 and 2017 was $1.9 million and $2.1 million, respectively.

A recoverability test of our long-lived assets resulted in a $240,950 impairment charge to South Dakota’s property and equipment, bringing the net balance of South Dakota’s property and equipment to zero as of April 30, 2018.

Note 7.   Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21%. At April 30, 2018, we have not completed our accounting for the tax effects of enactment of the Act. However, in certain cases as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. For any amounts we have not been able to make a reasonable estimate, we will continue to account for those items based on our existing accounting under ASC 740 Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law. The Company provisionally remeasured its net deferred tax assets to incorporate the future lower corporate tax rate resulting in a $230 thousand reduction to net deferred tax assets.

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

A summary of our deferred tax assets and liabilities is presented in the table below:

	April 30, 2018	April 30, 2017
Deferred tax assets:
Net operating loss carryforwards	$1,376,229	$345,678
Tax credit carryforwards	494,675	437,896
Stock options	149,376	246,726
Impairment of notes receivable and land	-	2,101,288
Revenue not recognized for tax reporting and other	118,063	187,770
Accrued expenses	61,308	104,580
Other	-	15,396
Total deferred tax assets	2,199,651	3,439,334
Deferred tax liabilities:
Amortization of intangibles	(1,151,037)	(1,404,551)
Fixed assets	(190,769)	(263,072)
Prepaid expenses	(130,826)	(214,241)
Other	(22,975)	-
Total deferred tax liabilities	(1,495,607)	(1,881,864)
Net deferred tax assets	$704,044	$1,557,470

At April 30, 2017, we had $6.3 million ($2.1 million tax effected) in note receivables that were fully reserved for book purposes, which were written off for income tax in fiscal 2018. We have deferred tax assets of approximately $0.4 million related to general business credits and $0.1 million related to Alternative Minimum Tax credits. The net operating losses and general business credits can be carried forward and applied to offset taxable income for 20 years; they will begin to expire in 2035. The Alternative Minimum Tax credit can be carried forward indefinitely and will offset future regular tax liabilities.

We have analyzed our income tax filing positions in all jurisdictions and believe our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments which will result in a material change to our financial position. As of the time of this filing, no income tax examinations are currently being undertaken by any jurisdiction.

Reconciliations between the weighted average statutory federal income tax expense rate of 29.7% in the fiscal year ended April 30, 2018 and 34.0% for the fiscal year ended 2017, and our effective income tax rate as a percentage of pre-tax book income, is as follows:

	Year Ended
	April 30, 2018		April 30, 2017
	Percent	Dollars	Percent	Dollars

Income tax expense at statutory federal rate	29.7	$647,091	34.0	$460,630
Change in tax rate	10.6	229,904	-	-
Impairment of nondeductible goodwill	-	-	27.6	374,500
Non-deductible expenses	2.3	50,475	2.8	37,933
Utilization of general business credits	(2.5)	(55,551)	(6.3)	(85,187)
Adjustment to deferred balances	(0.8)	(16,421)	-	-
Tax return to provision adjustments	(0.1)	(2,072)	0.2	2,953
Income tax expense at effective income tax rate	39.2	$853,426	58.3	$790,829

Note 8.   Long-Term Debt

Our long-term financing obligations for the fiscal years ended April 30, 2018 and 2017, are as follows:

	April 30,	April 30,
	2018	2017
$23.0 million reducing revolving credit agreement, LIBOR plus an applicable margin (4.43% at April 30, 2018), $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining principal due on the maturity date of November 30, 2020, net of accumulated debt issuance costs of $104,760 and $238,589 at April 30, 2018 and 2017, respectively.	$7,895,240	$12,061,411
Less: current portion	-	-
Total long-term financing obligations	$7,895,240	$12,061,411

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank (“MOOB”) to increase the lending commitment to $23.0 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve month period. The Applicable Margin at April 30, 2018 was 2.50%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of April 30, 2018, scheduled principal payments on the Credit Facility are as follows:

May 1, 2018 – April 30, 2019	$-
May 1, 2019 – April 30, 2020	-
May 1, 2020 – November 30, 2020	8,000,000
Total payments	8,000,000
Unamortized debt discount	(104,760)
Total long-term debt	$7,895,240

The unamortized debt discount above consists of debt issuance costs paid directly to the lender. The discount is amortized using the effective interest rate method over the period of the Credit Facility through interest expense.

On July 12, 2017, the Company borrowed $700,000 on the credit line. During the year ended April 30, 2018, we paid $5,000,000 to reduce the outstanding balance of the Credit Facility. As of April 30, 2018, the Company had $8,682,777 available to borrow on the reducing revolving credit agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio ranging from 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of April 30, 2018.

Note 9.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank, which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of April 30, 2018, the Company had one outstanding interest rate swap with MOOB with a notional amount of $8,375,000 at a swap rate of 1.77%, which as of April 30, 2018, effectively converts $8,375,000 of our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of April 30, 2018 is set at 1.9285%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap, we recorded a $171,018 increase in our interest rate swap fair value for the year ended April 30, 2018. As of April 30, 2018 and 2017, our interest rate swap fair value was an asset of $134,672 and a liability of $36,346, respectively, which is included in other assets as of April 30, 2018 and other long-term liabilities as of April 30, 2017 on the consolidated balance sheets.

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

In October of 2017 and 2016, the Committee granted stock to the board of directors as $10,000 per director in annual compensation paid in the form of a stock grant. The Committee also granted 57,000 and 12,000 shares of restricted stock in October 2017 and April 2017, respectively, to certain management, both to vest over three years. A summary of stock grant activity under our share-based payment plans for the years ended April 30, 2017 and 2018, is presented below:

For the year ended April 30, 2017
Grants	Shares	Weighted Average Grant Date Value (per share)
Unvested at beginning of year	12,600	$1.69
Issued	51,774	$1.86
Vested	(43,974)	$1.75
Forfeited	-
Unvested at end of year	20,400	$1.98

For the year ended April 30, 2018
Grants	Shares	Weighted Average Grant Date Value (per share)
Unvested at beginning of year	20,400	$1.98
Issued	83,430	$2.27
Vested	(34,630)	$2.19
Forfeited	-
Unvested at end of year	69,200	$2.23

As of April 30, 2018, there was $120,577 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 2.4 years.

A summary of stock option activity under our share-based payment plans for the years ended April 30, 2018 and 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Year)	Value
Outstanding at April 30, 2016	705,000	$1.10
Granted	-	-
Exercised	(11,500)	$1.41
Forfeited or expired	-	-
Outstanding at April 30, 2017	693,500	$1.10	5.26	$779,300

Exercisable at April 30, 2017	693,500	$1.10	5.26	$779,300

Outstanding at April 30, 2017	693,500	$1.10
Granted	-	-
Exercised	(17,500)	$0.82
Forfeited or expired	-	-
Outstanding at April 30, 2018	676,000	$1.10	4.26	$660,160

Exercisable at April 30, 2018	676,000	$1.10	4.26	$660,160

Available for grant at April 30, 2018	507,611

Compensation cost for stock options granted is based on the fair value of each award, measured by applying the Black-Scholes model. As of April 30, 2018, there was no unamortized compensation cost related to stock options.

Treasury Stock

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. In July 2017, the board of directors authorized an additional $2.0 million for future stock purchases. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the year ended April 30, 2018, the Company repurchased 788,301 shares at a weighted average price of $2.16 per share, costing $1,700,291. During the year ended April 30, 2017, the Company repurchased 296,665 shares at a weighted average price per share of $1.89, costing $561,606. As of April 30, 2018, $1.7 million remains available under the share repurchase authorization.

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

Note 11. Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of April 30, 2018 are as follows:

Fiscal Year	Total

2019	$3,327,044
2020	3,218,244
2021	3,178,258
2022	2,402,724
2023	808,697
Thereafter	716,780
$13,651,747

Total rent expense for the years ended April 30, 2018 and 2017 was $3,490,908 and $3,404,302, respectively.

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

Note 12. Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Fiscal Year Ended
	April 30, 2018	April 30, 2017
Numerator:
Basic and diluted:
Net income	$1,323,425	$563,964

Denominator:
Basic weighted average number of common shares outstanding	16,985,532	17,688,229
Diluted weighted average number of common shares outstanding	17,350,402	17,990,524

Income per share for continuing operations:
Net income per common share – basic and diluted	$0.08	$0.03

Note 13. Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota, and (iii) Nevada, as well as the Company’s corporate location. For the year ended April 30, 2018 and 2017, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, the Nevada segment consists of Club Fortune casino and Corporate includes the land held for sale in Colorado and its taxes and maintenance expenses. Corporate also includes corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments is shown in the following table.

	As of, and for the Year Ended, April 30, 2018
	Washington	South Dakota	Nevada	Corporate	Totals

Net revenue	$54,415,031	$6,579,494	$13,558,001	$-	$74,552,526
Casino and food and beverage expense	29,235,661	5,887,792	8,154,549	-	43,278,002
Marketing and administrative and corporate expense	16,845,756	496,426	3,373,352	3,009,735	23,725,269
Facility and other expenses	1,810,881	89,886	314,087	-	2,214,854
Depreciation and amortization	586,020	345,868	1,412,725	26,139	2,370,752
Operating income (loss)	5,928,963	(599,398)	303,288	(3,035,874)	2,596,979
Assets	28,637,877	1,019,362	15,823,139	3,642,718	49,123,096
Purchase of property and equipment	686,349	107,032	157,992	32,195	983,568

	As of, and for the Year Ended, April 30, 2017
	Washington	South Dakota	Nevada	Corporate	Totals

Net revenue	$54,259,258	$6,728,808	$13,470,883	$-	$74,458,949
Casino and food and beverage expense	28,868,415	5,980,534	7,833,768	-	42,682,717
Marketing and administrative and corporate expense	16,512,236	458,629	3,781,238	2,719,003	23,471,106
Facility and other expenses	1,888,328	126,706	319,206	-	2,334,240
Depreciation and amortization	951,960	552,373	1,491,521	25,426	3,021,280
Operating income (loss)	6,031,378	(1,502,353)	(13,645)	(2,744,429)	1,770,951
Assets	28,303,228	1,751,461	17,337,408	5,425,416	52,817,513
Purchase of property and equipment	344,963	37,474	606,672	55,188	1,044,297

Note 14. Related Party Transactions

The Company paid $10,200 during both fiscal years ended April 30, 2018 and 2017, in accordance with Club Fortune entering into a ground lease agreement with Gaming Ventures Las Vegas, Inc., the previous owner of Club Fortune, which is owned by a shareholder who owns over 5% of the Company. The Company paid $204,923 and $200,715 during the fiscal years ended April 30, 2018 and 2017, respectively, in accordance with a consulting agreement with the same shareholder.

We are required to obtain approval from the Audit Committee of the Board of Directors for any related party transactions. The Audit Committee is comprised of independent directors.

Note 15.   Subsequent Events

On June 27, 2018, the Company announced it had entered into a definitive agreement to sell its Club Fortune Casino in Henderson, Nevada to Truckee Gaming, LLC for $14.6 million, subject to certain adjustments, including a working capital adjustment. The transaction, which received lender consent, is subject to customary closing conditions, including approvals of the Nevada Gaming Control Board and Commission, and is expected to close in late 2018. Following the consummation of the Club Fortune sale, Nevada Gold intends to close its Las Vegas corporate office and move its corporate headquarters to its Washington Gold office in the Seattle, Washington area.  The Company expects to reduce its corporate overhead by approximately $1.2 million as a result.

On June 30, 2018, the Company sold its South Dakota route operations to Michael J. Trucano for $400,000. The sale included all fixtures, equipment, trade names, and operating agreements used in connection with the business, but excluded all cash in excess of $400,000. The proceeds from the sale and the excess cash that was used in the working capital of the route operations will be used to reduce the outstanding debt of the Company by approximately $650,000.