Form 10-Q
period 2018-07-31
NEVADA GOLD & CASINOS INC
filed 2018-09-13
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 16,848,182 as of September 1, 2018.

FORWARD-LOOKING STATEMENTS

Factors that May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our representatives) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or other words or expressions of similar meaning, may identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. Forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to the financial condition, results of operations, future performance and the business of us, including statements relating to our business strategy and our current and future development plans. These statements may also involve other factors which are detailed in the “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended April 30, 2018 and other filings with the Securities and Exchange Commission.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,423,498	$9,508,931
Restricted cash	2,517,272	2,369,063
Accounts receivable, net of allowances	297,858	345,403
Prepaid expenses	1,015,129	1,058,726
Inventory and other current assets	344,096	341,299
Assets held for sale	13,791,349	607,180
Total current assets	26,389,202	14,230,602

Real estate held for sale	750,000	750,000
Goodwill	14,092,154	14,092,154
Intangible assets, net of accumulated amortization	2,274,504	2,289,485
Property and equipment, net of accumulated depreciation	3,215,451	3,254,367
Deferred tax asset	718,495	704,044
Assets held for sale	-	13,597,772
Other assets	208,861	204,672
Total assets	$47,648,667	$49,123,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,410,571	$1,350,263
Accrued payroll and related	1,302,381	1,810,626
Accrued player's club points and progressive jackpots	2,461,002	2,273,655
Liabilities held for sale	853,721	902,720
Total current liabilities	6,027,675	6,337,264
Long-term debt	6,817,794	7,895,240
Other long-term liabilities	622,322	637,207
Total liabilities	13,467,791	14,869,711

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,715,985 shares issued and 16,848,182 shares outstanding at July 31, 2018, and April 30, 2018.	2,245,927	2,245,927
Additional paid-in capital	27,571,911	27,557,151
Retained earnings	13,556,970	13,644,239
Treasury stock, 1,867,803 and 1,867,803 shares at July 31, 2018, and April 30, 2018, respectively, at cost	(9,193,932)	(9,193,932)
Total stockholders' equity	34,180,876	34,253,385
Total liabilities and stockholders' equity	$47,648,667	$49,123,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2018	2017
Revenues:
Casino	$12,012,719	$13,251,312
Food and beverage	2,489,377	2,360,414
Other	378,073	411,596
Gross revenues	14,880,169	16,023,322
Less promotional allowances	-	(1,021,392)
Net revenues	14,880,169	15,001,930
Expenses:
Casino	6,172,939	7,717,485
Food and beverage	2,203,490	1,241,092
Other	58,779	25,869
Marketing and administrative	4,474,984	4,359,431
Facility	448,474	419,783
Corporate	1,231,729	639,384
Depreciation and amortization	130,439	337,938
Gain on sale of assets	(57,692)	-
Total operating expenses	14,663,142	14,740,982
Operating income	217,027	260,948
Non-operating income (expenses):
Interest income	8,438	12,465
Interest expense and amortization of loan issue costs	(119,853)	(160,515)
Change in swap fair value	4,189	(3,965)
Income from continuing operations before income tax expense	109,801	108,933
Income tax expense	(24,207)	(35,918)
Income from continuing operations	$85,594	$73,015
(Loss) Income from discontinued operations, net of taxes	(137,438)	50,987
Net (loss) income	$(51,844)	$124,002
Per share information:
Income from continuing operations per common share - basic	$0.01	$0.01
Income from continuing operations per common share - diluted	$-	$-
Income from discontinued operations per common share - basic and diluted	$(0.01)	$-
Net income per common share - basic and diluted	$-	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	July 31,	July 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(51,844)	$124,002
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	137,438	(50,987)
Depreciation and amortization	130,439	337,938
Stock compensation	12,570	58,537
Amortization of deferred loan issuance costs	22,554	24,360
Change in deferred rent	(14,883)	724
Change in swap fair value	(4,189)	3,965
Gain on disposal of assets	(57,692)	-
Changes in deferred income taxes	(14,451)	60,332
Changes in operating assets and liabilities:
Receivables and other assets	74,640	(597,868)
Accounts payable and accrued liabilities	(198,615)	(693,574)
Net cash provided by (used in) operating activities	35,967	(732,571)
Cash flows from investing activities:
Collections on notes receivable	-	75,973
Purchase of property and equipment	(67,121)	(225,984)
Distribution from discontinued operations	195,960	562,100
Net cash provided by investing activities	128,839	412,089
Cash flows from financing activities:
Purchase of treasury stock	-	(1,624,635)
Repayment of credit facilities	(1,100,000)	(700,000)
Proceeds from credit facilities	-	700,000
Cash proceeds from exercise of stock options	-	6,150
Net cash used in financing activities	(1,100,000)	(1,618,485)
Cash flows used in discontinued operations:
Cash flows from operating activities	218,050	236,361
Cash flows used in investing activities	(24,120)	(31,623)
Cash flows used in financing activities	(195,960)	(562,100)
Net cash used in discontinued operations	(2,030)	(357,362)

Net decrease in cash, cash equivalents and restricted cash	(937,224)	(2,296,329)
Cash, cash equivalents and restricted cash at beginning of period	11,877,994	12,626,215
Cash, cash equivalents and restricted cash at end of period	$10,940,770	$10,329,886
Supplemental cash flow information:
Cash paid for interest	$98,846	$137,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at July 31, 2018 and April 30, 2018, condensed consolidated statements of operations for the three months ended July 31, 2018 and 2017, and condensed consolidated statements of cash flows for the three months ended July 31, 2018 and 2017. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2018 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended July 31, 2018 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact operating income, net income, working capital or stockholders’ equity. As of July 27, 2018, Club Fortune met the requirements for presentation as assets held for sale and discontinued operations under generally accepted accounting principles (see Note 13). Accordingly, the operations of Club Fortune have been classified as discontinued operations and Club Fortune’s assets and liabilities have been classified as held for sale for all periods presented.

Note 2.   Significant Accounting Policies

Revenue Recognition

During the current quarter, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using a modified retrospective approach as of the date of initial application, which was May 1, 2018. See Note 2, “New Accounting Pronouncements and Legislation Issued,” for a discussion of the new revenue standard and its impact on our unaudited Condensed Consolidated Financial Statements. Prior to the adoption of ASC 606, complimentary revenues pertaining to food and beverage and other were included in gross revenues and excluded from net revenues through promotional allowances in the unaudited Condensed Consolidated Statements of Operations. Subsequent to the adoption of ASC 606, complimentary revenues are included in food and beverage, and other revenues, as appropriate, in the unaudited Condensed Consolidated Statements of Operations. Complimentary other revenues, whether provided as nondiscretionary complimentaries or discretionary complimentaries, were as follows for continuing operations:

	Three Months Ended
	July 31, 2018	July 31, 2017
Food and beverage	$937,446	$979,734
Other	39,361	41,658
Total complimentries	$976,807	$1,021,392

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

Leases

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which introduced a new standard related to revenue recognition, ASC 606. Under ASC 606, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the new revenue standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the implementation of ASC 606 to be effective for fiscal years beginning after December 15, 2017.

The Company adopted ASC 606 during the first quarter 2019 using the modified retrospective approach to all contracts as of the date of initial application, which was May 1, 2018. Adoption of the new revenue standard principally affected (1) how we measure the liability associated with our loyalty program and (2) the classification and, as it related to the measurement of revenues and expenses between gaming; food and beverage; and retail, and other. The modified retrospective approach required the Company to recognize the impact of adopting ASC 606 as a cumulative effect adjustment to our beginning retained earnings, which was an decrease of $35,425 as of May 1, 2018. The cumulative effect adjustment related exclusively to re-measuring the liability associated with the loyalty program from a cost approach to an approach that reflects the estimated stand alone selling price (SSP) of the reward credits and certain tier benefits. In addition, the modified retrospective approach required the Company to provide disclosures describing the financial statement line items impacted by the new revenue standard (see below).

Prior to the adoption of ASC 606, we determined our liability for loyalty reward credits based on the estimated costs of goods and services to be provided and estimated redemption rates. Upon adoption of ASC 606, points awarded under our loyalty program constitute a material right and, as such, represent a performance obligation associated with the gaming contracts. Therefore, ASC 606 required us to allocate the revenues associated with the players’ activity between gaming revenue and the estimated SSP of the reward credits.

In addition to the above, prior to the adoption of ASC 606, complimentary revenues pertaining to food and beverage and retail were included in gross revenues and excluded from net revenues through promotional allowances in the unaudited Condensed Consolidated Statements of Operations and the estimated costs of providing such complimentary goods and services were included as gaming expenses in the unaudited Condensed Consolidated Statements of Operations. However, subsequent to the adoption of ASC 606, food and beverage, and other services furnished to our guests on a complimentary basis is measured at the estimated SSP and included as revenues within food and beverage and other as appropriate, in the unaudited Condensed Consolidated Statements of Operations, with a corresponding decrease in gaming revenues. Additionally, subsequent to the adoption of ASC 606, the costs of providing such complimentary goods and services is included as expenses within food and beverage and other as appropriate, in the unaudited Condensed Consolidated Statements of Operations.

The amount by which each line item in continuing operations in our unaudited Condensed Consolidated Statement of Operations for the three months ended July 31, 2018 was affected by the new revenue standard as compared with the accounting guidance that was in effect before the change was as follows:

	For the three months ended July 31, 2018
	As Reported - With Adoption of ASC 606	As Adjusted - Without Adoption of ASC 606	Effect of Accounting Change Increase/(Decrease)
Revenues:
Casino	$12,012,719	$12,985,848	$(973,129)
Food and beverage	2,489,377	2,489,377	-
Other	378,073	378,073	-
Gross revenues	14,880,169	15,853,298	(973,129)
Less promotional allowances	-	(976,807)	976,807
Net revenues	14,880,169	14,876,491	3,678

Expenses:
Casino	6,172,939	6,986,273	(813,334)
Food and beverage	2,203,490	1,417,389	786,101
Other	58,779	27,868	30,911
Marketing and administrative	4,474,984	4,474,984	-
Facility	448,474	448,474	-
Corporate	1,231,729	1,231,729	-
Depreciation and amortization	130,439	130,439	-
Gain on sale of assets	(57,692)	(57,692)	-
Total operating expenses	14,663,142	14,659,464	3,678
Operating income	$217,027	$217,027	$-

Net loss	$(51,844)	$(51,844)	$-

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance on May 1, 2018 on a retrospective basis and the updated disclosures are reflected for the periods presented in the Condensed Consolidated Statements of Cash Flows. For the three months ended July 31, 2017, the change in restricted cash of ($49,141) was previously reported within net cash provided by (used in) operating activities.

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

Note 3. Restricted Cash

As of July 31, 2018 and April 30, 2018, we maintained $2,517,272 and $2,369,063, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4. Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, we have goodwill and intangible assets of $16,366,658, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangible assets for the three months ended July 31, 2018, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2018	$16,381,639	$14,092,154	$2,289,485
Current year amortization	(14,981)	-	(14,981)
Balance as of July 31, 2018	$16,366,658	$14,092,154	$2,274,504

Goodwill and net intangibles assets by segment as of July 31, 2018, are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$15,954,154	$14,092,154	$1,862,000
Corporate	412,504	-	412,504
Total	$16,366,658	$14,092,154	$2,274,504

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of July 31, 2018, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$6,753,321	$(6,753,321)	$-
Non-compete agreements	1,018,000	(1,018,000)	-
State gaming registration	412,504	-	412,504
Trade names	1,862,000	-	1,862,000
Total	$10,045,825	$(7,771,321)	$2,274,504

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for our Nevada operations was $2.7 million as of July 31, 2018 (see Note 13).

Note 5.   Property and Equipment

Property and equipment at July 31, 2018 and April 30, 2018, consist of the following:

	July 31, 2018	April 30, 2018	Estimated Service Life in Years
Building and improvements	$1,661,367	$1,653,534	15-39
Gaming equipment	2,391,596	2,391,596	3-5
Furniture and office equipment	3,553,252	3,500,778	3-7
Land and improvements	87,750	87,750	n/a
Leasehold improvements	1,715,221	1,711,641	7-20
Construction in progress	70,570	57,916
	9,479,756	9,403,215
Less accumulated depreciation	(6,264,305)	(6,148,848)
Property and equipment, net	$3,215,451	$3,254,367

Note 6.   Long-Term Debt

Our long-term financing obligations are as follows:

	July 31,	April 30,
	2018	2018
$23.0 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining principal due on the maturity date of November 30, 2020, net of accumulated debt issuance costs of $82,206 and $104,760 at July 31, 2018 and April 30, 2018, respectively.	$6,817,794	$7,895,240
Total long-term financing obligations	$6,817,794	$7,895,240

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve months. The interest rate on the balance as of July 31, 2018, is 4.58%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement.

As of July 31, 2018, principal reductions due on the Credit Facility are as follows:

August 1, 2018 – July 31, 2019	$-
August 1, 2019 – July 31, 2020	-
August 1, 2020 – November 30, 2020	6,900,000
Total payments	6,900,000
Unamortized debt discount	(82,206)
Total long-term debt	$6,817,794

The unamortized debt discount above consists of debt costs paid directly to the lender. The discount is amortized using the effective interest method over the period of the Credit Facility through interest expense.

During the quarter, we paid $1.1 million to reduce the outstanding balance of the Credit Facility. As of July 31, 2018, we have $9.2 million available to borrow per the Credit Agreement.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio of 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of July 31, 2018.

Note 7.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of July 31, 2018, the Company had one outstanding interest rate swap with MOOB with a notional amount of $8,062,500 at a swap rate of 1.77%, which as of July 31, 2018, effectively converts our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and a receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of July 31, 2018 is set at 2.08%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap as of July 31, 2018, we recorded a $4,189 increase in our interest rate swap fair value for the three months ended July 31, 2018. As of July 31, 2018 and April 30, 2018, our interest rate swap fair value is a $138,861 and $134,672 asset, which is included in other assets as of July 31, 2018 and April 30, 2018 on the condensed consolidated balance sheets.

Note 8.  Equity Transactions and Stock Option Plan

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

During the quarter ended July 31, 2018, there were no stock grants issued, vested or forfeited. As of July 31, 2018, there were 69,200 unvested stock grants at a weighted average $2.23 value per share, as well as $105,817 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 2.2 years.

A summary of stock option activity under our share-based payment plan for the three months ended July 31, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Year)	Value
Outstanding at April 30, 2018	676,000	$1.10
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at July 31, 2018	676,000	$1.10	4.0	$626,360

Exercisable at July 31, 2018	676,000	$1.10	4.0	$626,360

Available for grant at July 31, 2018	507,611

Compensation cost for stock options granted is based on the fair value of each award, measured by applying the Black-Scholes model. As of July 31, 2018, there was no unamortized compensation cost related to stock options.

Treasury Stock

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the three months ended July 31, 2018, the Company did not repurchase any shares. As of July 31, 2018, $1.7 million remains available under the share repurchase authorization.

Note 9.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended
	July 31,	July 31,
	2018	2017
Numerator:
Basic and Diluted:
Net income from continuing operations	$85,594	$73,015
Net (loss) income from discontinued operations	$(137,438)	$50,987
Net (loss) income	$(51,844)	$124,002

Denominator:
Basic weighted average number of common shares outstanding	16,848,182	17,425,581
Dilutive effect of common stock options and warrants	331,741	359,333
Diluted weighted average number of common shares outstanding	17,179,923	17,784,914

Per share information:
Net income from continuing operations per common share - basic	$0.01	$0.01
Net income from continuing operations per common share - diluted	$0.00	$0.00
Net (loss) income from discontinued operations per common share - basic and diluted	$(0.01)	$0.00
Net (loss) income per common share - basic and diluted	$(0.00)	$0.01

Securities that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

Note 10.   Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of July 31, 2018, are as follows:

Period	Total
August 2018 - July 2019	$3,298,251
August 2019 - July 2020	3,226,007
August 2020 - July 2021	3,086,663
August 2021 - July 2022	1,910,944
Thereafter	1,290,752
$12,812,617

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

Note 11. Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21%. At July 31,2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. For any amounts we have not been able to make a reasonable estimate, we will continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

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

For the three months ended July 31, 2018 and 2017, our effective tax rates were 22% and 33%, respectively. The difference between the federal statutory rate of 21% and the 2018 year to date’s effective tax rate is primarily due to nondeductible expenses. The difference between the 2017 federal statutory rate of 34.0% and the 2017 fiscal year to date effective tax rate was primarily due to utilization of general business credits.

At July 31, 2018, we have $0.7 million in net deferred tax assets, which is primarily a result of net operating losses. We believe that it is more-likely-than-not that the deferred tax assets will be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

We filed income tax returns in the United States federal jurisdiction. No jurisdiction is currently examining our tax filings for any tax years. All of the Company’s tax positions are considered more likely than not to be sustained upon an IRS examination.

Note 12.   Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota and (iii) Nevada, as well as the Company’s corporate location. For the three months ended July 31, 2018, the Washington segment consists of the Washington mini-casinos, the South Dakota segment consists of our slot route operation in South Dakota, the Nevada segment consists of Club Fortune casino and the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses. As discussed in Note 13, in the three months ended July 31, 2018, the Nevada reportable segment met the requirements to be classified as a discontinued operation. As a result, the operations of Nevada have been excluded from the segment reporting below. See Note 13 for information related to the Nevada segment. The Corporate column also includes corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments from continuing operations is shown in the following table:

	As of, and for the Three Months Ended, July 31, 2018
	Washington	South Dakota	Corporate	Total

Net revenues	$14,051,615	$828,554	$-	$14,880,169
Casino and food and beverage expense	7,438,269	938,160	-	8,376,429
Marketing, administrative and corporate expense	4,343,704	131,280	1,231,729	5,706,713
Facility and other expenses	490,530	16,723	-	507,253
Depreciation and amortization	124,180	-	6,259	130,439
Operating income (loss)	1,654,932	(199,917)	(1,237,988)	217,027

	As of, and for the Three Months Ended, July 31, 2017
	Washington	South Dakota	Corporate	Total

Net revenues	$13,128,992	$1,872,938	$-	$15,001,930
Casino and food and beverage expense	7,313,487	1,645,090	-	8,958,577
Marketing, administrative and corporate expense	4,245,081	114,350	639,384	4,998,815
Facility and other expenses	422,905	22,747	-	445,652
Depreciation and amortization	232,979	98,285	6,674	337,938
Operating income (loss)	914,540	(7,534)	(646,058)	260,948

Segment assets at July 31, 2018 were: Washington $28,486,842; South Dakota $51,194; Corporate $3,741,782. Segment assets at July 31, 2017 were: Washington $27,057,107; South Dakota $2,360,534; Corporate $4,444,938.

Note 13.   Discontinued Operations

On June 27, 2018, the Company entered into a definitive agreement to sell its Club Fortune casino property in Henderson, Nevada, for $14.6 million, subject to certain adjustments, including a working capital adjustment. The transaction is expected to be completed in late December 2018, subject to Nevada Gaming Control Board approval and other customary closing conditions.

As of July 27, 2018, Club Fortune met the requirements for presentation as assets held for sale and discontinued operation under generally accepted accounting principles. As a result of Club Fortune meeting the criteria to be classified as held for sale, the Company recorded a goodwill impairment of $115,128 and a loss on reclassification as held for sale of $84,872, which primarily represented the estimated cost to sell Club Fortune. The operations of Club Fortune have been classified as discontinued operations and as assets held for sale for all periods presented.

The results of discontinued operations are summarized as follows:

	Three months ended
	July 31,	July 31,
	2018	2017
Gross revenues	$3,219,413	$3,996,962
Less promotional allowances	-	(571,318)
Net revenues	3,219,413	3,425,644

Casino and food and beverage expense	2,070,588	2,036,789
Marketing and administrative	813,069	866,341
Facility and other expenses	91,320	73,616
Depreciation and amortization	220,531	373,497
Goodwill impairment	115,128	-
Loss on reclassification as held for sale	84,872	-
Income tax (benefit) expense	(38,658)	24,414
(Loss) income from discontinued operations, net of tax	$(137,438)	$50,987

The assets and liabilities held for sale related to Club Fortune were as follows:

	July 31,	April 30,
	2018	2018
Assets:
Accounts receivable, net	$63,588	$140,370
Prepaid expenses and other assets	351,220	377,811
Inventory	90,175	88,998
Goodwill	2,716,306	2,831,434
Intangible assets, net	1,182,659	1,208,294
Property and equipment, net	9,387,401	9,558,045
Total assets held for sale	$13,791,349	$14,204,952

Liabilities:
Accounts payable and accrued liabilities	$349,120	$345,231
Accrued payroll and related	153,085	238,688
Accrued player’s club points and progressive jackpots	351,516	318,801
Total liabilities held for sale	$853,721	$902,720

On June 30, 2018, the Company sold its South Dakota route operations to Michael J. Trucano. The sale included all fixtures, equipment, trade names, and operating agreements used in connection with the business, but excluded necessary operating cash used in the business. Because this sale did not represent a strategic shift that would have a major effect on the Company’s operations, the sale was recorded as a sale of assets and not as discontinued operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report for the year ended April 30, 2018, filed on Form 10-K with the SEC on July 26, 2018.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report for the year ended April 30, 2018, filed on Form 10-K with the SEC on July 26, 2018.

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in the states of Nevada and Washington. Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations and construction at existing facilities. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Items Impacting Income from Continuing Operations

Discontinued Operations - As of July 27, 2018, Club Fortune met the requirements for presentation as assets held for sale and discontinued operation under generally accepted accounting principles. Accordingly, the operations of Club Fortune have been classified as discontinued operations and as assets held for sale for all periods presented.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2018 AND JULY 31, 2017

Net revenues. Net revenues were $14.9 million for the three months ended July 31, 2018, and $15.0 million for the same period ended July 31, 2017. The $0.1 million decrease is primarily due to a $1.0 million decrease in casino revenue at our South Dakota operations because it was sold June 30, 2018, offset by a $0.9 million increase from our Washington properties. Converting one of our Washington properties to all poker increased poker revenue by $0.5 million and this quarter’s hold percentage was above prior year’s low hold percentage, increasing revenue by $0.4 million.

Total operating expenses. Total operating expenses were $14.7 million for the three months ended July 31, 2018 and July 31, 2017. Excluding South Dakota and comparing before the impact of the revenue recognition changes (see Note 2), total operating expenses increased by $0.8 million for this quarter comparted to prior year’s quarter ended July 31. Food and beverage expenses in Washington increased by $0.2 million due to minimum wage and an increase in cost of goods sold associated with Washington’s $0.1 million increase in food and beverage revenue. Marketing and administration increased $0.1 million due to increased marketing and promotions at our Washington properties. Depreciation and amortization decreased $0.1 million due to customer relationship intangible assets being fully amortized. Corporate expenses increased $0.6 million primarily due to $0.5 million of professional fees related to the sale of the South Dakota slot route and Club Fortune. Casino, facility and other expenses remained relatively steady when compared to the same period last year.

Non-operating income (expense). Total non-operating expense decreased $44,789 for the three months ended July 31, 2018, compared to the same period ended July 31, 2017, primarily due to the decrease in interest expense as a result of lower debt balance.

Income taxes. For the three months ended July 31, 2018 and 2017, our effective tax rates were 22% and 33%, respectively.  The difference between the current and prior year’s quarterly federal effective tax rate is because last year’s statutory rate was 34% since the Tax Cuts and Jobs Act was not enacted until December 2017.

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

The following tables show adjusted EBITDA from continuing operations by operating unit:

	Adjusted EBITDA
For the three months ended:	Washington	South Dakota	Corporate	Total

July 31, 2018	$1,768,284	$(257,608)	$(741,013)	$769,663

July 31, 2017	$1,150,031	$90,751	$(582,635)	$658,147

Net loss reconciliation to Adjusted EBITDA from continuing operations:

	For the three months ended
	July 31, 2018	July 31, 2017

Net income from continuing operations	$85,594	$73,015
Adjustments:
Net interest expense and change in swap fair value	107,226	152,015
Income tax expense	24,207	35,918
Depreciation and amortization	130,439	337,938
Sale related expenses	482,202	-
Gain on sale of assets	(57,692)	-
Stock compensation	12,570	58,537
Amortization of deferred rent	(14,883)	724
Adjusted EBITDA from continuing operations	$769,663	$658,147

Adjusted EBITDA from discontinued operations was $246,494 and $452,651 for the quarter ended July 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for continuing operations for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,	July 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$35,967	$(732,571)
Investing activities	$128,839	$412,089
Financing activities	$(1,100,000)	$(1,618,485)

Operating activities. Net cash used in operating activities during the three months ended July 31, 2018, decreased by $0.8 million over the comparable period in the prior fiscal year. The decrease primarily resulted from the change in operating assets and liabilities.

Investing activities. Net cash provided from investing activities during the three months ended July 31, 2018, decreased by $0.3 million compared to the prior fiscal year primarily due to a $0.4 million decrease in distributions from Club Fortune.

Financing activities. Net cash used in financing activities during the three months ended July 31, 2018, decreased $0.5 million compared to the prior fiscal year. The decrease mainly resulted from the $1.6 million purchase of treasury stock offset by proceeds from the credit facility.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by cash flow from operations, working capital requirements, and debt service requirements.

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. On July 12, 2017, the board of directors authorized an additional $2.0 million for future stock purchases, either in the open market or in private transactions. During the three months ended July 31, 2018, the Company did not repurchase any shares. As of July 31, 2018, $1.7 million remains available under the share repurchase authorization.

As of July 31, 2018, we have $9.2 million available to borrow per the Credit Agreement. Principal reductions due on the Credit Facility are as follows:

August 1, 2018 – July 31, 2019	$-
August 1, 2019 – July 31, 2020	-
August 1, 2020 – November 30, 2020	6,900,000
Total payments	6,900,000
Unamortized debt discount	(82,206)
Total long-term debt	$6,817,794

On July 31, 2018, excluding restricted cash of $2,517,272, we had cash and cash equivalents of $8,423,498. The restricted cash consists of funds for player supported jackpots for our Washington operations.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our disclosure controls and procedures were effective as of July 31, 2018.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC on July 26, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.3	Amended and Restated Credit Agreement dated November 30, 2015 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2015).

10.4	Asset Purchase Agreement between Gaming Ventures of Las Vegas, Inc., as seller, and Nevada Gold & Casinos LV, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2015).

10.5	First Amendment to Option Agreement dated April 22, 2016 between the Company and Clear Creek Development Company (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 25, 2016).

10.6	Asset Purchase Agreement dated May 23, 2018, between A.G. Trucano, Son and Grandsons, Inc., as seller, and Michael J. Trucano, as buyer (filed previously as Exhibit 10.12 to the Company’s Form 10-K filed July 26, 2018).

10.7	Asset Purchase Agreement dated June 26, 2018, between Nevada Gold & Casinos LV, LLC, as seller, and Truckee Gaming, LLC, as buyer (filed previously as Exhibit 10.13 to the Company’s Form 10-K filed July 26, 2018).

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema

101.CAL(*)	XBRL Taxonomy Calculation Linkbase

101.DEF(*)	XBRL Taxonomy Definition Linkbase

101.LAB(*)	XBRL Taxonomy Label Linkbase

101.PRE(*)	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2018

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier
Chief Financial Officer (Principal Financial Officer)

