Form 10-Q
period 2018-10-31
NEVADA GOLD & CASINOS INC
filed 2018-12-17
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file the reports), and (2) has been subject to those filing requirements for the past 90 days.       ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit such files).

☒    Yes    ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒
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

☐    Yes   ☒   No

The number of common shares, $0.12 par value per share, issued and outstanding, was 17,765,772 as of December 1, 2018.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2018	2018
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,784,582	$9,508,931
Restricted cash	2,726,550	2,369,063
Accounts receivable, net of allowances	291,101	345,403
Prepaid expenses	1,034,600	1,058,726
Inventory and other current assets	345,337	341,299
Assets held for sale	13,890,758	607,180
Total current assets	28,072,928	14,230,602

Real estate held for sale	750,000	750,000
Goodwill	14,092,154	14,092,154
Intangible assets, net of accumulated amortization	2,274,504	2,289,485
Property and equipment, net of accumulated depreciation	3,142,651	3,254,367
Deferred tax asset	568,216	704,044
Assets held for sale	-	13,597,772
Other assets	213,692	204,672
Total assets	$49,114,145	$49,123,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,424,200	$1,350,263
Accrued payroll and related	1,997,081	1,810,626
Accrued player's club points and progressive jackpots	2,606,088	2,273,655
Liabilities held for sale	925,544	902,720
Total current liabilities	6,952,913	6,337,264
Long-term debt	6,822,924	7,895,240
Other long-term liabilities	603,951	637,207
Total liabilities	14,379,788	14,869,711

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,743,185 and 18,715,985 shares issued and 16,875,382 and 16,848,182 shares outstanding at October 31, 2018, and April 30, 2018, respectively.	2,249,191	2,245,927
Additional paid-in capital	27,583,038	27,557,151
Retained earnings	14,096,060	13,644,239
Treasury stock, 1,867,803 shares at October 31, 2018, and April 30, 2018, at cost.	(9,193,932)	(9,193,932)
Total stockholders' equity	34,734,357	34,253,385
Total liabilities and stockholders' equity	$49,114,145	$49,123,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2018	2017	2018	2017
Revenues:
Casino	$11,491,669	$14,205,937	$23,504,388	$27,457,249
Food and beverage	2,520,548	2,470,121	5,009,925	4,830,535
Other	342,237	387,414	720,310	799,011
Gross revenues	14,354,454	17,063,472	29,234,623	33,086,795
Less promotional allowances	-	(1,043,293)	-	(2,064,685)
Net revenues	14,354,454	16,020,179	29,234,623	31,022,110
Expenses:
Casino	5,169,139	7,974,289	11,342,078	15,691,086
Food and beverage	2,244,719	1,293,078	4,448,208	2,534,873
Other	55,040	24,082	113,820	49,936
Marketing and administrative	4,393,961	4,357,146	8,868,945	8,716,577
Facility	437,086	461,798	885,559	881,581
Corporate	1,398,801	691,976	2,630,530	1,331,361
Depreciation and amortization	114,218	224,651	244,657	562,589
Loss on sale of assets	23,335	5,465	(34,356)	5,465
Total operating expenses	13,836,299	15,032,485	28,499,441	29,773,468
Operating income	518,155	987,694	735,182	1,248,642
Non-operating income (expenses):
Interest income	8,438	14,211	16,875	26,675
Interest expense and amortization of loan issue costs	(88,591)	(163,820)	(208,443)	(324,335)
Change in swap fair value	4,831	45,422	9,020	41,458
Income from continuing operations before income tax expense	442,833	883,507	552,634	992,440
Income tax expense	(97,933)	(257,359)	(122,140)	(293,278)
Income from continuing operations	344,900	626,148	430,494	699,162
Income from discontinued operations, net of taxes	194,190	12,829	56,752	63,816
Net income	$539,090	$638,977	$487,246	$762,978
Per share information:
Income from continuing operations per common share - basic and diluted	$0.02	$0.04	$0.03	$0.04
Income from discontinued operations per common share - basic and diluted	$0.01	$-	$-	$-
Net income per common share - basic and diluted	$0.03	$0.04	$0.03	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	October 31,	October 31,
	2018	2017
Cash flows from operating activities:
Net income	$487,246	$762,978
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(56,752)	(63,816)
Depreciation and amortization	244,657	562,589
Stock compensation	24,771	67,171
Amortization of deferred loan issuance costs	27,684	48,898
Change in deferred rent	(33,256)	(1,952)
Change in swap fair value	(9,020)	(41,458)
(Gain) loss on disposal of assets	(34,356)	5,465
Changes in deferred income taxes	135,828	320,635
Changes in operating assets and liabilities:
Receivables and other assets	60,685	12,446
Accounts payable and accrued liabilities	664,222	240,228
Net cash provided by operating activities	1,511,709	1,913,184
Cash flows from investing activities:
Collections on notes receivable	-	191,336
Purchase of property and equipment	(141,295)	(487,436)
Distribution from discontinued operations	369,736	1,011,953
Deposit refunded	-	(3,500)
Proceeds from the sale of assets	-	2,000
Net cash provided by investing activities	228,441	714,353
Cash flows from financing activities:
Purchase of treasury stock	-	(1,700,291)
Repayment of credit facilities	(1,100,000)	(2,400,000)
Proceeds from credit facilities	-	700,000
Cash proceeds from exercise of stock options	-	6,150
Net cash used in financing activities	(1,100,000)	(3,394,141)
Cash flows from discontinued operations:
Cash flows provided by operating activities	491,512	833,688
Cash flows used in investing activities	(128,788)	(78,170)
Cash flows used in financing activities	(369,736)	(1,011,953)
Net cash used in discontinued operations	(7,012)	(256,435)

Net increase (decrease) in cash, cash equivalents and restricted cash	633,138	(1,023,039)
Cash, cash equivalents and restricted cash at beginning of period	11,877,994	12,626,215
Cash, cash equivalents and restricted cash at end of period	$12,511,132	$11,603,176
Supplemental cash flow information:
Cash paid for interest	$186,549	$275,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at October 31, 2018 and April 30, 2018, condensed consolidated statements of operations for the three and six months ended October 31, 2018 and 2017, and condensed consolidated statements of cash flows for the six months ended October 31, 2018 and 2017. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2018 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended October 31, 2018 are not necessarily indicative of the results expected for the full year.

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

Note 2.     Significant Accounting Policies

Revenue Recognition

On May 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using a modified retrospective approach. See Note 2, “New Accounting Pronouncements and Legislation Issued,” for a discussion of the new revenue standard and its impact on our unaudited Condensed Consolidated Financial Statements. Prior to the adoption of ASC 606, complimentary revenues pertaining to food and beverage and other were included in gross revenues and excluded from net revenues through promotional allowances in the unaudited Condensed Consolidated Statements of Operations. Subsequent to the adoption of ASC 606, complimentary revenues are included in food and beverage, and other revenues, as appropriate, in the unaudited Condensed Consolidated Statements of Operations. Complimentary other revenues, whether provided as nondiscretionary complimentaries or discretionary complimentaries, were as follows for continuing operations:

	Three Months Ended		Six Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Food and beverage	$933,046	$999,835	$1,870,492	$1,979,569
Other	42,196	43,458	81,557	85,116
Total complimentries	$975,242	$1,043,293	$1,952,049	$2,064,685

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

The Company adopted ASC 606 during the first quarter 2019 using the modified retrospective approach to all contracts as of the date of initial application, which was May 1, 2018. Adoption of the new revenue standard principally affected (1) how we measure the liability associated with our loyalty program and (2) the classification and, as it related to the measurement of revenues and expenses between gaming; food and beverage; and retail, and other. The modified retrospective approach required the Company to recognize the impact of adopting ASC 606 as a cumulative effect adjustment to our beginning retained earnings, which was a decrease of $35,425 as of May 1, 2018. The cumulative effect adjustment related exclusively to re-measuring the liability associated with the loyalty program from a cost approach to an approach that reflects the estimated stand alone selling price (SSP) of the reward credits and certain tier benefits. In addition, the modified retrospective approach required the Company to provide disclosures describing the financial statement line items impacted by the new revenue standard (see below).

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

The amount by which each line item in continuing operations in our unaudited Condensed Consolidated Statement of Operations for the three and six months ended October 31, 2018 was affected by the new revenue standard as compared with the accounting guidance that was in effect before the change was as follows:

	For the three months ended October 31, 2018
	As Reported - With Adoption of ASC 606	As Adjusted - Without Adoption of ASC 606	Effect of Accounting Change Increase/(Decrease)
Revenues:
Casino	$11,491,669	$12,466,911	$(975,242)
Food and beverage	2,520,548	2,520,548	-
Other	342,237	342,237	-
Gross revenues	14,354,454	15,329,696	(975,242)
Less promotional allowances	-	(975,242)	975,242
Net revenues	14,354,454	14,354,454	-

Expenses:
Casino	5,169,139	5,990,982	(821,843)
Food and beverage	2,244,719	1,454,091	790,628
Other	55,040	23,825	31,215
Marketing and administrative	4,393,961	4,393,961	-
Facility	437,086	437,086	-
Corporate	1,398,801	1,398,801	-
Depreciation and amortization	114,218	114,218	-
Loss on sale of assets	23,335	23,335	-
Total operating expenses	13,836,299	13,836,299	-
Operating income	$518,155	$518,155	$-

Net income	$344,900	$344,900	$-

	For the six months ended October 31, 2018
	As Reported - With Adoption of ASC 606	As Adjusted - Without Adoption of ASC 606	Effect of Accounting Change Increase/(Decrease)
Revenues:
Casino	$23,504,388	$25,452,759	$(1,948,371)
Food and beverage	5,009,925	5,009,925	-
Other	720,310	720,310	-
Gross revenues	29,234,623	31,182,994	(1,948,371)
Less promotional allowances	-	(1,952,049)	1,952,049
Net revenues	29,234,623	29,230,945	3,678

Expenses:
Casino	11,342,078	12,977,255	(1,635,177)
Food and beverage	4,448,208	2,871,479	1,576,729
Other	113,820	51,694	62,126
Marketing and administrative	8,868,945	8,868,945	-
Facility	885,559	885,559	-
Corporate	2,630,530	2,630,530	-
Depreciation and amortization	244,657	244,657	-
Gain on sale of assets	(34,356)	(34,356)	-
Total operating expenses	28,499,441	28,495,763	3,678
Operating income	$735,182	$735,182	$-

Net income	$430,494	$430,494	$-

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance on May 1, 2018 on a retrospective basis and the updated disclosures are reflected for the periods presented in the Condensed Consolidated Statements of Cash Flows. For the six months ended October 31, 2017, the change in restricted cash of ($49,494) was previously reported within net cash provided by operating activities.

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

Note 3.     Restricted Cash

As of October 31, 2018 and April 30, 2018, we maintained $2,726,550 and $2,369,063, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations.

Note 4.     Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, we have goodwill and intangible assets of $16,366,658, net of amortization for intangible assets with finite lives.

The change in the carrying amount of goodwill and other intangible assets for the six months ended October 31, 2018, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2018	$16,381,639	$14,092,154	$2,289,485
Current year amortization	(14,981)	-	(14,981)
Balance as of October 31, 2018	$16,366,658	$14,092,154	$2,274,504

Goodwill and net intangibles assets by segment as of October 31, 2018, are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$15,954,154	$14,092,154	$1,862,000
Corporate	412,504	-	412,504
Total	$16,366,658	$14,092,154	$2,274,504

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of October 31, 2018, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$6,753,321	$(6,753,321)	$-
Non-compete agreements	1,018,000	(1,018,000)	-
State gaming registration	412,504	-	412,504
Trade names	1,862,000	-	1,862,000
Total	$10,045,825	$(7,771,321)	$2,274,504

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for our Nevada operations was $2.7 million as of October 31, 2018 (see Note 13).

Note 5.   Property and Equipment

Property and equipment at October 31, 2018 and April 30, 2018, consist of the following:

			Estimated
	October 31,	April 30,	Service Life
	2018	2018	in Years
Building and improvements	$1,661,367	$1,653,534	15-39
Gaming equipment	2,391,596	2,391,596	3-5
Furniture and office equipment	3,574,231	3,500,778	3-7
Land and improvements	87,750	87,750	n/a
Leasehold improvements	1,718,835	1,711,641	7-20
Construction in progress	80,017	57,916
	9,513,796	9,403,215
Less accumulated depreciation	(6,371,145)	(6,148,848)
Property and equipment, net	$3,142,651	$3,254,367

Note 6.   Long-Term Debt

Our long-term financing obligations are as follows:

	October 31,	April 30,
	2018	2018

$23.0 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining principal due on the maturity date of November 30, 2020, net of accumulated debt issuance costs of $77,076 and $104,760 at October 31, 2018 and April 30, 2018, respectively.	$6,822,924	$7,895,240
Total long-term financing obligations	$6,822,924	$7,895,240

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Amended and Restated Credit Agreement (“Credit Facility”) matures on November 30, 2020, and is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. The interest rate on the borrowing is based on LIBOR plus an Applicable Margin, determined quarterly beginning April 1, 2016, based on the total leverage ratio for the trailing twelve months. The interest rate on the balance as of October 31, 2018, is 4.79%. In addition, the Company was required to fix the interest rate on at least 50% of the credit facility through a swap agreement. As of October 31, 2018, we have $8.5 million available to borrow per the Credit Agreement.

As of October 31, 2018, principal reductions due on the Credit Facility are as follows:

November 1, 2018 – October 31, 2019	$-
November 1, 2019 – October 31, 2020	-
November 1, 2020 – November 30, 2020	6,900,000
Total payments	6,900,000
Unamortized debt discount	(77,076)
Total long-term debt	$6,822,924

The unamortized debt discount above consists of debt costs paid directly to the lender. The discount is amortized using the effective interest method over the period of the Credit Facility through interest expense.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios including a maximum total leverage ratio of 2.75 to 1.00 from February 1, 2017 through January 31, 2018, and 2.50 to 1.00 from February 1, 2018 until maturity; and lease adjusted fixed charge coverage ratio of no less than 1.15 to 1.00. We are in compliance with the covenant requirements of the Credit Facility as of October 31, 2018.

Note 7.   Interest Rate Swap

We are required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which has a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. As of October 31, 2018, the Company had one outstanding interest rate swap with MOOB with a notional amount of $7,750,000 at a swap rate of 1.77%, which as of October 31, 2018, effectively converts our floating-rate debt to a synthetic fixed rate of 4.27%. Under the terms of the swap agreement, the Company pays a fixed rate of 1.77% and a receives variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. Under the International Swap Dealers Association, Inc. (“ISDA”) confirmation, the floating index as of October 31, 2018 is set at 2.29%.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation of our interest rate swap as of October 31, 2018, we recorded a $4,831 and $9,020 increase in our interest rate swap fair value for the three and six months ended October 31, 2018. As of October 31, 2018 and April 30, 2018, our interest rate swap fair value is a $143,692 and $134,672 asset, which is included in other assets as of October 31, 2018 and April 30, 2018 on the condensed consolidated balance sheets.

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

During the quarter ended October 31, 2018, there were no stock grants or forfeitures. We issued 27,200 shares for stock grants previously issued which vested during the quarter. As of October 31, 2018, there were 42,000 unvested stock grants at a weighted average $2.26 value per share, as well as $91,425 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 2.0 years. Also see Subsequent Events footnote.

A summary of stock option activity under our share-based payment plan for the three months ended October 31, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Year)	Value
Outstanding at April 30, 2018	676,000	$1.10
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at October 31, 2018	676,000	$1.10	3.8	$890,000

Exercisable at October 31, 2018	676,000	$1.10	3.8	$890,000

Available for grant at October 31, 2018	507,611

Compensation cost for stock options granted is based on the fair value of each award, measured by applying the Black-Scholes model. As of October 31, 2018, there was no unamortized compensation cost related to stock options.

Treasury Stock

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the three months ended October 31, 2018, the Company did not repurchase any shares. As of October 31, 2018, $1.7 million remains available under the share repurchase authorization.

Note 9.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2018	2017	2018	2017
Numerator:
Net income from continuing operations	$344,900	$626,148	$430,494	$699,162
Net income from discontinued operations	$194,190	$12,829	$56,752	$63,816
Net income	$539,090	$638,977	$487,246	$762,978

Denominator:
Basic weighted average number of common shares outstanding	16,849,421	16,831,048	16,848,802	17,125,734
Dilutive effect of common stock options and warrants	360,915	364,894	346,973	362,137
Diluted weighted average number of common shares outstanding	17,210,336	17,195,942	17,195,775	17,487,871

Per share information:
Net income from continuing operations per common share - basic and diluted	$0.02	$0.04	$0.03	$0.04
Net income from discontinued operations per common share - basic and diluted	$0.01	$0.00	$0.00	$0.00
Net income per common share - basic and diluted	$0.03	$0.04	$0.03	$0.04

Note 10.   Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of October 31, 2018, are as follows:

Period	Total
November 2018 - October 2019	$3,264,116
November 2019 - October 2020	3,248,077
November 2020 - October 2021	2,878,135
November 2021 - October 2022	1,502,169
Thereafter	1,086,576
$11,979,073

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

Note 11. Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21%. At October 31,2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. For any amounts we have not been able to make a reasonable estimate, we will continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

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

For the three months ended October 31, 2018 and 2017, our effective tax rates from continuing operations were 22% and 29%, respectively. For the six months ended October 31, 2018 and 2017, our effective tax rates from continuing operations were 22% and 30%, respectively. The difference between the federal statutory rate of 21% and the 2018 year to date’s effective tax rate is primarily due to nondeductible expenses. The difference between the 2017 federal statutory rate of 34.0% and the 2017 fiscal year to date effective tax rate was primarily due to utilization of general business credits.

At October 31, 2018, we have $0.6 million in net deferred tax assets, which is primarily a result of net operating losses. We believe that it is more-likely-than-not that the deferred tax assets will be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

We filed income tax returns in the United States federal jurisdiction. No jurisdiction is currently examining our tax filings for any tax years. All of the Company’s tax positions are considered more likely than not to be sustained upon an IRS examination.

Note 12.   Segment Reporting

We have three business segments: (i) Washington, (ii) South Dakota and (iii) Nevada, as well as the Company’s corporate location. On June 30, 2018, the Company sold its South Dakota route operations. Also, as of July 27, 2018, the Nevada reportable segment met the requirements to be classified as a discontinued operation. As a result, the operations of Nevada have been excluded from the segment reporting below. See Note 13 for information related to the Nevada segment. The Washington segment consists of the Washington mini-casinos, the South Dakota segment consisted of our slot route operation in South Dakota, and the Corporate column includes the vacant land in Colorado and its taxes and maintenance expenses, corporate-related items, results of insignificant operations, and income and expenses not allocated to other reportable segments.

Summarized financial information for our reportable segments from continuing operations is shown in the following table:

	For the Three Months Ended, October 31, 2018
	Washington	South Dakota	Corporate	Total

Net revenues	$14,354,454	$-	$-	$14,354,454
Casino and food and beverage expense	7,413,858	-	-	7,413,858
Marketing, administrative and corporate expense	4,393,961	-	1,398,801	5,792,762
Facility and other expenses	492,126	-	-	492,126
Depreciation and amortization	108,192	-	6,026	114,218
Operating income (loss)	1,945,544	-	(1,427,389)	518,155

	For the Three Months Ended, October 31, 2017
	Washington	South Dakota	Corporate	Total

Net revenues	$13,820,278	$2,199,901	$-	$16,020,179
Casino and food and beverage expense	7,389,152	1,878,215	-	9,267,367
Marketing, administrative and corporate expense	4,238,174	118,972	691,976	5,049,122
Facility and other expenses	463,509	22,371	-	485,880
Depreciation and amortization	113,898	104,080	6,673	224,651
Operating income (loss)	1,609,959	76,384	(698,649)	987,694

	For the Six Months Ended, October 31, 2018
	Washington	South Dakota	Corporate	Total

Net revenues	$28,406,069	$828,554	$-	$29,234,623
Casino and food and beverage expense	14,852,126	938,160	-	15,790,286
Marketing, administrative and corporate expense	8,737,665	131,280	2,630,530	11,499,475
Facility and other expenses	982,656	16,723	-	999,379
Depreciation and amortization	232,372	-	12,285	244,657
Operating income (loss)	3,600,476	(199,917)	(2,665,377)	735,182

	For the Six Months Ended, October 31, 2017
	Washington	South Dakota	Corporate	Total

Net revenues	$26,949,271	$4,072,839	$-	$31,022,110
Casino and food and beverage expense	14,702,653	3,523,306	-	18,225,959
Marketing, administrative and corporate expense	8,483,255	233,322	1,331,361	10,047,938
Facility and other expenses	886,399	45,118	-	931,517
Depreciation and amortization	346,879	202,365	13,345	562,589
Operating income (loss)	2,524,499	68,849	(1,344,706)	1,248,642

Segment assets at October 31, 2018 were: Washington $28,230,502; Corporate $5,368,022. Segment assets at October 31, 2017 were: Washington $27,898,267; South Dakota $1,830,836; Corporate $4,355,118.

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

As of July 27, 2018, Club Fortune met the requirements for presentation as assets held for sale and discontinued operation under generally accepted accounting principles. As a result of Club Fortune meeting the criteria to be classified as held for sale, the Company recorded a goodwill impairment of $115,128 and a loss on reclassification as held for sale of $84,872 in the first quarter of fiscal 2019 which primarily represented the estimated cost to sell Club Fortune. The operations of Club Fortune have been classified as discontinued operations and as assets held for sale for all periods presented.

The results of discontinued operations are summarized as follows:

	Three months ended		Six months ended

	October 31,	October 31,	October 31,	October 31,
	2018	2017	2018	2017
Gross revenues	$3,241,055	$3,968,042	$6,460,468	$7,965,004
Less promotional allowances	-	(590,220)	-	(1,161,538)
Net revenues	3,241,055	3,377,822	6,460,468	6,803,466

Casino and food and beverage expense	2,053,970	2,047,861	4,124,557	4,084,651
Marketing and administrative	848,031	856,394	1,661,100	1,722,736
Facility and other expenses	92,518	84,296	183,971	157,910
Depreciation and amortization	-	373,498	220,531	746,995
Goodwill impairment	-	-	115,128	-
Loss on reclassification as held for sale	-	-	84,872	-
(Gain) on sale of assets	-	-	(131)	-
Income tax expense	52,346	2,944	13,688	27,358
Income from discontinued operations, net of tax	$194,190	$12,829	$56,752	$63,816

The assets and liabilities held for sale related to Club Fortune were as follows:

	October 31,	April 30,
	2018	2018
Assets:
Accounts receivable, net	$79,484	$140,370
Prepaid expenses and other assets	356,369	377,811
Inventory	63,872	88,998
Goodwill	2,716,306	2,831,434
Intangible assets, net	1,182,659	1,208,294
Property and equipment, net	9,492,068	9,558,045
Total assets held for sale	$13,890,758	$14,204,952

Liabilities:
Accounts payable and accrued liabilities	$309,717	$345,231
Accrued payroll and related	264,251	238,688
Accrued player’s club points and progressive jackpots	351,576	318,801
Total liabilities held for sale	$925,544	$902,720

On June 30, 2018, the Company sold its South Dakota route operations. The sale included all fixtures, equipment, trade names, and operating agreements used in connection with the business, but excluded necessary operating cash used in the business. Because this sale did not represent a strategic shift that would have a major effect on the Company’s operations, the sale was recorded as a sale of assets and not as discontinued operations.

Note 14.   Merger Agreement

On September 18, 2018, the Company announced the signing of a merger agreement with Maverick Casinos, LLC (“Maverick”). Under the terms of the merger agreement, Maverick will acquire all of the outstanding shares of the Company’s common stock for $2.50 per share in cash, subject to certain minor adjustments. The transaction will result in the Company becoming a private company.

The transaction is subject to approval of a majority of the shareholders of Nevada Gold, the approval of applicable gaming authorities, completion of the sale of the Company’s Club Fortune casino in Henderson, Nevada, which is under contract, and other customary closing conditions. The transaction is not subject to a financing condition. The companies expect the transaction to close in the first calendar quarter of 2019.

Note 15.   Subsequent Events

On November 29, 2018, in order to facilitate and avoid delays associated with obtaining the approvals of the Washington State Gambling Commission required in order to consummate the merger with Maverick Casinos, the Company issued and sold to Maverick Casinos 890,390 shares of its common stock representing 5.0% of the outstanding shares of common stock of the Company, in a private placement, for $2.42 per share, the closing market price for shares of the Company’s common stock on the last trading day prior to the issuance, for an aggregate purchase price of $2,154,744, paid in cash.

On December 6, 2018, a stockholder class action complaint was filed regarding the shareholder vote on the Maverick merger agreement. The complaint alleges deficiencies in the disclosure in the Company’s preliminary proxy statement filed on December 3, 2018. Also, on December 7, 2018, a similar suit, which purports to be a class action complaint, was filed seeking to enjoin the proposed merger transaction with Maverick. The Company is reviewing the allegations which are in their early stages, but the Company believes they have no basis and the Company will vigorously defend itself.

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

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2018 AND OCTOBER 31, 2017

Net revenues. Net revenues were $14.4 million for the six months ended October 31, 2018, and $16.0 million for the same period ended October 31, 2017. The $1.7 million decrease is primarily due to a $2.2 million decrease in casino revenue at our South Dakota operations because it was sold June 30, 2018, partially offset by a $0.5 million increase in poker revenue at our Washington properties.

Total operating expenses. Total operating expenses were $13.8 million for the three months ended October 31, 2018, compared to $15.0 million for the same period ended October 31, 2017. Excluding South Dakota and comparing before the impact of the revenue recognition changes (see Note 2), total operating expenses increased by $0.9 million for this quarter compared to prior year’s quarter ended October 31. Casino expenses decreased $0.1 million due to the conversion of one of our Washington properties to all poker. Food and beverage expenses in Washington increased by $0.2 million primarily due to the minimum wage increase. Marketing and administration expenses increased $0.2 million due to increased marketing and promotions at our Washington properties. Corporate expenses increased $0.7 million primarily due to sale related professional fees. Excluding South Dakota, depreciation and amortization remained steady when compared to the same period last year. Facility and other expenses also remained relatively steady when compared to the same period last year.

Non-operating income (expense). Total non-operating expense decreased $28,865 for the three months ended October 31, 2018, compared to the same period ended October 31, 2017, primarily due to the decrease in interest expense as a result of lower debt balance.

Income taxes. For the three months ended October 31, 2018 and 2017, our effective tax rates were 22% and 29%, respectively. The difference between the current and prior year’s quarterly federal effective tax rate is because last year’s statutory rate was 34% since the Tax Cuts and Jobs Act was not enacted until December 2017.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2018 AND OCTOBER 31, 2017

Net revenues. Net revenues were $29.2 million for the six months ended October 31, 2018, and $31.0 million for the same period ended October 31, 2017. The $1.8 million decrease is primarily due to a $3.2 million decrease in casino revenue at our South Dakota operations because it was sold June 30, 2018, partially offset by a $1.2 million combined increase in table games and poker revenues and a $0.2 million increase in food and beverage revenue at our Washington properties.

Total operating expenses. Total operating expenses were $28.5 million for the six months ended October 31, 2018, compared to $29.8 million in the same period ended October 31, 2017. Excluding South Dakota and comparing before the impact of the revenue recognition changes (see Note 2), total operating expenses increased by $1.7 million when compared to the same period last year. Casino expenses decreased $0.1 million due to the conversion of one of our Washington properties to all poker. Food and beverage expenses increased $0.3 million due to minimum wage and an increase in cost of goods sold associated with Washington’s $0.3 million increase in food and beverage revenue. Marketing and administration expenses increased $0.3 million due to increased marketing and promotions at our Washington properties. Corporate expense increased $1.3 million primarily due to sale related professional fees. Excluding South Dakota, depreciation and amortization decreased by $0.1 million as certain Washington customer relationship intangibles are now fully amortized. Facility and other expenses remained relatively steady when compared to the same period last year.

Non-operating income (expense). Total non-operating expense decreased $0.1 million for the six months ended October 31, 2018, compared to the same period ended October 31, 2017, primarily due to the decrease in interest expense as a result of lower debt balance.

Income taxes. For the six months ended October 31, 2018 and 2017, our effective tax rates were 22% and 30%, respectively. The difference between the current and prior year’s quarterly federal effective tax rate is because last year’s statutory rate was 34% since the Tax Cuts and Jobs Act was not enacted until December 2017.

Non-GAAP Financial Measures

The term “adjusted EBITDA” is used by us in presentations, quarterly earnings calls, and other instances as appropriate. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, change in swap fair value, goodwill and other long-lived asset impairment charges, write-offs of project development costs, acquisition costs, sale related expenses, litigation charges, non-cash stock grants, non-cash employee stock purchase plan discounts, amortization of deferred rent, net income or loss from assets held for sale, and net losses/gains from asset dispositions. Adjusted EBITDA is presented because it is a required component of financial ratios reported by us to our lenders, and it is also frequently used by securities analysts, investors, and other interested parties, in addition to and not in lieu of GAAP results, to compare to the performance of other companies that also publicize this information.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or any other measure of performance derived in accordance with GAAP.

The following tables show adjusted EBITDA from continuing operations by operating unit:

	Adjusted EBITDA

For the three months ended:	Washington	South Dakota	Corporate	Total

October 31, 2018	$2,039,827	$-	$(674,675)	$1,365,152

October 31, 2017	$1,729,313	$180,342	$(629,138)	$1,280,517

	Adjusted EBITDA

For the six months ended:	Washington	South Dakota	Corporate	Total

October 31, 2018	$3,808,109	$(257,608)	$(1,415,688)	$2,134,813

October 31, 2017	$2,879,345	$271,093	$(1,268,524)	$1,881,914

Net income reconciliation to Adjusted EBITDA from continuing operations:

	For the three months ended
	October 31, 2018	October 31, 2017

Net income from continuing operations	$344,900	$626,148
Adjustments:
Net interest expense and change in swap fair value	75,322	104,187
Income tax expense	97,933	257,359
Depreciation and amortization	114,218	224,651
Sale related expenses	715,614	-
Loss on sale of assets	23,335	5,465
Stock compensation	12,201	65,382
Amortization of deferred rent	(18,371)	(2,675)
Adjusted EBITDA from continuing operations	$1,365,152	$1,280,517

	For the six months ended
	October 31, 2018	October 31, 2017

Net income from continuing operations	$430,494	$699,162
Adjustments:
Net interest expense and change in swap fair value	182,548	256,202
Income tax expense	122,140	293,277
Depreciation and amortization	244,657	562,589
Sale related expenses	1,197,815	-
(Gain) Loss on sale of assets	(34,356)	5,465
Stock compensation	24,771	67,171
Amortization of deferred rent	(33,256)	(1,952)
Adjusted EBITDA from continuing operations	$2,134,813	$1,881,914

Adjusted EBITDA from discontinued operations was $248,726 and $393,026 for the three months ended October 31, 2018 and 2017, respectively, and $495,221 and $845,221 for the six months ended October 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for continuing operations for the six months ended October 31, 2018 and 2017:

	Six Months Ended
	October 31,	October 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$1,511,709	$1,913,184
Investing activities	$228,441	$714,353
Financing activities	$(1,100,000)	$(3,394,141)

Operating activities. Net cash provided by operating activities during the six months ended October 31, 2018, decreased by $0.4 million over the comparable period in the prior fiscal year. The decrease primarily resulted from sale related expenses included in corporate expenses in the Condensed Consolidated Statement of Operations, partially offset by increased operating cash flow from our Washington properties.

Investing activities. Net cash provided from investing activities during the six months ended October 31, 2018, decreased by $0.5 million compared to the prior fiscal year primarily due to a $0.6 million decrease in distributions from Club Fortune, partially offset by a decrease in the purchases of property and equipment.

Financing activities. Net cash used in financing activities during the six months ended October 31, 2018, decreased $2.3 million compared to the prior fiscal year. The decrease mainly resulted from the $1.7 million purchase of treasury stock and the $0.6 million net repayment of credit facilities in the prior year.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by cash flow from operations, working capital requirements, and debt service requirements.

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. On July 12, 2017, the board of directors authorized an additional $2.0 million for future stock purchases, either in the open market or in private transactions. During the six months ended October 31, 2018, the Company did not repurchase any shares. As of October 31, 2018, $1.7 million remains available under the share repurchase authorization.

As of October 31, 2018, we have $8.5 million available to borrow per the Credit Agreement. Principal reductions due on the Credit Facility are as follows:

November 1, 2018 – October 31, 2019	$-
November 1, 2019 – October 31, 2020	-
November 1, 2020 – November 30, 2020	6,900,000
Total payments	6,900,000
Unamortized debt discount	(77,076)
Total long-term debt	$6,822,924

On October 31, 2018, excluding restricted cash of $2,726,550, we had cash and cash equivalents of $9,784,582. The restricted cash consists of funds for player supported jackpots for our Washington operations.

Washington state increased the state minimum wage from $11.00 in the prior year to $11.50 per hour effective January 1, 2018. The minimum wage is scheduled to increase to $12.00 in 2019, $13.50 in 2020 and would thereafter be indexed to inflation. We estimate the January increase could impact our Washington payroll expense by $0.5 million annually before offsetting changes planned to mitigate the impact of the minimum wage increase.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our disclosure controls and procedures were effective as of October 31, 2018.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended October 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC on July 26, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.3	Amended and Restated Credit Agreement dated November 30, 2015 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2015).

10.4	Asset Purchase Agreement between Gaming Ventures of Las Vegas, Inc., as seller, and Nevada Gold & Casinos LV, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2015).

10.5	First Amendment to Option Agreement dated April 22, 2016 between the Company and Clear Creek Development Company (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 25, 2016).

10.6	Asset Purchase Agreement dated May 23, 2018, between A.G. Trucano, Son and Grandsons, Inc., as seller, and Michael J. Trucano, as buyer (filed previously as Exhibit 10.12 to the Company’s Form 10-K filed July 26, 2018).

10.7	Asset Purchase Agreement dated June 26, 2018, between Nevada Gold & Casinos LV, LLC, as seller, and Truckee Gaming, LLC, as buyer (filed previously as Exhibit 10.13 to the Company’s Form 10-K filed July 26, 2018).

10.8	Agreement and Plan of Merger dated September 18, 2018, with Maverick Casinos LLC and Maverick Casinos Merger Sub, Inc. and Nevada Gold & Casinos, Inc.

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema

101.CAL(*)	XBRL Taxonomy Calculation Linkbase

101.DEF(*)	XBRL Taxonomy Definition Linkbase

101.LAB(*)	XBRL Taxonomy Label Linkbase

101.PRE(*)	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 17, 2018

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier
Chief Financial Officer
(Principal Financial Officer)
22