Form 10-Q
period 2019-01-31
NEVADA GOLD & CASINOS INC
filed 2019-03-18
CIK 277058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to __________

Commission File Number 1-15517

Nevada Gold & Casinos, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0142032
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

711 Powell Ave SW
Suite 100
Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

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

☐ Yes   ☒ No

The number of common shares, $0.12 par value per share, issued and outstanding, was 17,765,772 as of March 1, 2019.

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

Part I. Financial Information

Item 1. Financial Statements

Nevada Gold & Casinos, Inc.

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2019	2018
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,087,917	$9,508,931
Restricted cash	3,218,463	2,369,063
Accounts receivable, net of allowances	670,425	345,403
Prepaid expenses	790,547	1,058,726
Inventory and other current assets	355,813	341,299
Assets held for sale	-	607,180
Total current assets	22,123,165	14,230,602

Real estate held for sale	750,000	750,000
Goodwill	14,092,154	14,092,154
Intangible assets, net of accumulated amortization	2,230,548	2,289,485
Property and equipment, net of accumulated depreciation	3,060,119	3,254,367
Deferred tax asset	604,012	704,044
Assets held for sale	-	13,597,772
Other assets	70,000	204,672
Total assets	$42,929,998	$49,123,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,661,782	$1,350,263
Accrued payroll and related	1,402,010	1,810,626
Accrued player's club points and progressive jackpots	2,491,328	2,273,655
Liabilities held for sale	-	902,720
Total current liabilities	5,555,120	6,337,264
Long-term debt	-	7,895,240
Other long-term liabilities	594,249	637,207
Total liabilities	6,149,369	14,869,711

Stockholders' equity:
Common stock, $0.12 par value per share; 50,000,000 shares authorized; 18,743,185 and 18,715,985 shares issued and 17,765,772 and 16,848,182 shares outstanding at January 31, 2019, and April 30, 2018, respectively.	2,356,037	2,245,927
Additional paid-in capital	29,643,178	27,557,151
Retained earnings	13,975,346	13,644,239
Treasury stock, 1,867,803 shares at January 31, 2019, and April 30, 2018, at cost.	(9,193,932)	(9,193,932)
Total stockholders' equity	36,780,629	34,253,385
Total liabilities and stockholders' equity	$42,929,998	$49,123,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2019	2018	2019	2018
Revenues:
Casino	$11,547,379	$12,551,816	$35,051,766	$40,009,065
Food and beverage	2,665,342	2,606,619	7,675,267	7,437,154
Other	351,656	377,115	1,071,966	1,176,126
Gross revenues	14,564,377	15,535,550	43,798,999	48,622,345
Less promotional allowances	-	(1,052,821)	-	(3,117,506)
Net revenues	14,564,377	14,482,729	43,798,999	45,504,839
Expenses:
Casino	5,342,905	7,012,292	16,684,984	22,704,066
Food and beverage	2,345,769	1,358,684	6,793,978	3,892,854
Other	57,038	24,816	170,858	74,767
Marketing and administrative	4,396,277	4,234,480	13,265,222	12,951,058
Facility	430,201	456,918	1,315,761	1,338,499
Corporate	1,630,561	578,370	4,261,090	1,909,731
Depreciation and amortization	112,537	198,522	357,193	761,111
Loss (gain) on sale of assets	-	308	(34,356)	5,773
Total operating expenses	14,315,288	13,864,390	42,814,730	43,637,859
Operating income	249,089	618,339	984,269	1,866,980
Non-operating income (expenses):
Interest income	8,438	10,749	25,313	37,424
Interest expense and amortization of loan issue costs	(132,335)	(145,280)	(340,778)	(469,615)
Change in swap fair value	(69,892)	91,986	(60,872)	133,444
Income from continuing operations before income tax expense	55,300	575,794	607,932	1,568,233
Income tax expense	(12,419)	(553,899)	(134,538)	(847,176)
Income from continuing operations	42,881	21,895	473,394	721,057
(Loss) income from discontinued operations, net of taxes	(163,594)	171,432	(106,862)	235,248
Net (loss) income	$(120,713)	$193,327	$366,532	$956,305
Per share information:
Income from continuing operations per common share - basic and diluted	$-	$-	$0.03	$0.04
(Loss) income from discontinued operations per common share - basic and diluted	$(0.01)	$0.01	$(0.01)	$0.01
Net (loss) income per common share - basic	$(0.01)	$0.01	$0.02	$0.06
Net (loss) income per common share - diluted	$(0.01)	$0.01	$0.02	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	January 31,	January 31,
	2019	2018
Cash flows from operating activities:
Net income	$366,532	$956,305
Adjustments to reconcile net income to net cash provided by operating activities:
Income (loss) from discontinued operations	106,862	(235,248)
Depreciation and amortization	357,193	761,111
Stock compensation	35,553	79,739
Amortization of deferred loan issuance costs	104,760	72,959
Change in deferred rent	(42,958)	6,076
Change in swap fair value	60,872	(133,444)
(Gain) loss on disposal of assets	(34,356)	5,773
Changes in deferred income taxes	100,032	718,496
Changes in operating assets and liabilities:
Receivables and other assets	112,942	(15,338)
Accounts payable and accrued liabilities	109,987	(387,653)
Net cash provided by operating activities	1,277,419	1,828,776
Cash flows from investing activities:
Collections on notes receivable	-	347,888
Purchase of property and equipment	(171,300)	(640,444)
(Contribution to) distribution from discontinued operations	(61,669)	1,320,328
Deposit refunded	-	(3,500)
Proceeds from the sale of assets	13,143,373	2,000
Net cash provided by investing activities	12,910,404	1,026,272
Cash flows from financing activities:
Purchase of treasury stock	-	(1,700,291)
Repayment of credit facilities	(8,000,000)	(3,700,000)
Proceeds from credit facilities	-	700,000
Interest rate swap termination	73,800	-
Stock issuance proceeds, net of issuance costss	2,154,744	-
Cash proceeds from exercise of stock options	-	14,350
Net cash used in financing activities	(5,771,456)	(4,685,941)
Cash flows from discontinued operations:
Cash flows provided by operating activities	136,993	1,301,905
Cash flows used in investing activities	(186,643)	(119,417)
Cash flows provided by (used in) financing activities	61,669	(1,320,328)
Net cash provided by (used in) discontinued operations	12,019	(137,840)

Net increase (decrease) in cash, cash equivalents and restricted cash	8,428,386	(1,968,733)
Cash, cash equivalents and restricted cash at beginning of period	11,877,994	12,626,215
Cash, cash equivalents and restricted cash at end of period	$20,306,380	$10,657,482
Supplemental cash flow information:
Cash paid for interest	$186,549	$401,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevada Gold & Casinos, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation

The interim financial information included herein is unaudited. However, the accompanying condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly our condensed consolidated balance sheets at January 31, 2019 and April 30, 2018, condensed consolidated statements of operations for the three and nine months ended January 31, 2019 and 2018, and condensed consolidated statements of cash flows for the nine months ended January 31, 2019 and 2018. Although we believe the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2018 and the notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended January 31, 2019 are not necessarily indicative of the results expected for the full year.

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

Certain reclassifications have been made to conform prior year financial information to the current period presentation. Those reclassifications did not impact operating income, net income, working capital or stockholders’ equity. As of July 27, 2018, Club Fortune met the requirements for presentation as assets held for sale and discontinued operations under generally accepted accounting principles (see Note 13). Club Fortune was sold on December 31, 2018. Accordingly, the operations of Club Fortune have been classified as discontinued operations.

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

	Three Months Ended		Nine Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Food and beverage	$992,595	$1,012,407	$2,863,087	$2,991,976
Other	40,995	40,414	122,552	125,530
Total complimentries	$1,033,590	$1,052,821	$2,985,639	$3,117,506

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

In addition to the above, prior to the adoption of ASC 606, complimentary revenues pertaining to food and beverage and retail were included in gross revenues and excluded from net revenues through promotional allowances in the unaudited Condensed Consolidated Statements of Operations and the estimated costs of providing such complimentary goods and services were included as gaming expenses in the unaudited Condensed Consolidated Statements of Operations. However, subsequent to the adoption of ASC 606, food and beverage, and other services furnished to our guests on a complimentary basis is measured at the estimated SSP and included as revenues within food and beverage and other as appropriate, in the unaudited Condensed Consolidated Statements of Operations, with a corresponding decrease in casino revenues. Additionally, subsequent to the adoption of ASC 606, the costs of providing such complimentary goods and services is included as expenses within food and beverage and other as appropriate, in the unaudited Condensed Consolidated Statements of Operations.

The amount by which each line item in continuing operations in our unaudited Condensed Consolidated Statement of Operations for the three and nine months ended January 31, 2019 was affected by the new revenue standard as compared with the accounting guidance that was in effect before the change was as follows:

	For the three months ended January 31, 2019
	As Reported - With Adoption of ASC 606	As Adjusted - Without Adoption of ASC 606	Effect of Accounting Change Increase/(Decrease)
Revenues:
Casino	$11,547,379	$12,580,969	$(1,033,590)
Food and beverage	2,665,342	2,665,342	-
Other	351,656	351,656	-
Gross revenues	14,564,377	15,597,967	(1,033,590)
Less promotional allowances	-	(1,033,590)	1,033,590
Net revenues	14,564,377	14,564,377	-

Expenses:
Casino	5,342,905	6,215,934	(873,029)
Food and beverage	2,345,769	1,503,539	842,230
Other	57,038	26,239	30,799
Marketing and administrative	4,396,277	4,396,277	-
Facility	430,201	430,201	-
Corporate	1,630,561	1,630,561	-
Depreciation and amortization	112,537	112,537	-
Total operating expenses	14,315,288	14,315,288	-
Operating income	$249,089	$249,089	$-

Net income from continuing operations	$42,881	$42,881	$-

	For the nine months ended January 31, 2019
	As Reported - With Adoption of ASC 606	As Adjusted - Without Adoption of ASC 606	Effect of Accounting Change Increase/(Decrease)
Revenues:
Casino	$35,051,766	$38,033,727	$(2,981,961)
Food and beverage	7,675,267	7,675,267	-
Other	1,071,966	1,071,966	-
Gross revenues	43,798,999	46,780,960	(2,981,961)
Less promotional allowances	-	(2,985,639)	2,985,639
Net revenues	43,798,999	43,795,321	3,678

Expenses:
Casino	16,684,984	19,193,189	(2,508,205)
Food and beverage	6,793,978	4,375,020	2,418,958
Other	170,858	77,933	92,925
Marketing and administrative	13,265,222	13,265,222	-
Facility	1,315,761	1,315,761	-
Corporate	4,261,090	4,261,090	-
Depreciation and amortization	357,193	357,193	-
Gain on sale of assets	(34,356)	(34,356)	-
Total operating expenses	42,814,730	42,811,052	3,678
Operating income	$984,269	$984,269	$-

Net income from continuing operations	$473,394	$473,394	$-

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance on May 1, 2018 on a retrospective basis and the updated disclosures are reflected for the periods presented in the Condensed Consolidated Statements of Cash Flows. For the nine months ended January 31, 2018, the change in restricted cash of ($64,537) was previously reported within net cash provided by operating activities.

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

Note 3. Restricted Cash

As of January 31, 2019 and April 30, 2018, we maintained $2,485,843 and $2,369,063, respectively, in restricted cash, which consists of player-supported jackpot funds for our Washington operations. As of January 31, 2019, we also have restricted cash of $732,620 held in escrow as required by the agreement to sell Club Fortune casino.

Note 4. Goodwill and Intangible Assets

In connection with our acquisitions of the Washington mini-casinos on May 12, 2009, July 23, 2010 and July 18, 2011, we have goodwill and intangible assets of $16,322,702, net of amortization for intangible assets with finite lives. Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.

The change in the carrying amount of goodwill and other intangible assets for the nine months ended January 31, 2019, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of April 30, 2018	$16,381,639	$14,092,154	$2,289,485
Write off Club Fortune registration	(43,956)	-	(43,956)
Current year amortization	(14,981)	-	(14,981)
Balance as of January 31, 2019	$16,322,702	$14,092,154	$2,230,548

Goodwill and net intangibles assets by segment as of January 1, 2019, are as follows:

	Total	Goodwill	Other Intangibles, net
Washington	$15,954,154	$14,092,154	$1,862,000
Corporate	368,548	-	368,548
Total	$16,322,702	$14,092,154	$2,230,548

Intangible assets are generally amortized on a straight line basis over the useful lives of the assets. State gaming registration and trade names are not amortizable. A summary of intangible assets and accumulated amortization as of January 31, 2019, are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$6,753,321	$(6,753,321)	$-
Non-compete agreements	1,018,000	(1,018,000)	-
State gaming registration	368,548	-	368,548
Trade names	1,862,000	-	1,862,000
Total	$10,001,869	$(7,771,321)	$2,230,548

Note 5.   Property and Equipment

Property and equipment at January 31, 2019 and April 30, 2018, consist of the following:

			Estimated
	January 31,	April 30,	Service Life
	2019	2018	in Years
Building and improvements	$1,661,367	$1,653,534	15-39
Gaming equipment	2,400,815	2,391,596	3-5
Furniture and office equipment	3,579,016	3,500,778	3-7
Land and improvements	87,750	87,750	n/a
Leasehold improvements	1,718,835	1,711,641	7-20
Construction in progress	88,539	57,916
	9,536,322	9,403,215
Less accumulated depreciation	(6,476,203)	(6,148,848)
Property and equipment, net	$3,060,119	$3,254,367

Note 6.   Long-Term Debt

Our long-term financing obligations are as follows:

	January 31,	April 30,
	2019	2018
$23.0 million reducing revolving credit agreement, LIBOR plus an Applicable Margin, $625,000 quarterly reductions beginning January 31, 2016 through November 30, 2020, and the remaining principal due on the maturity date of November 30, 2020, net of accumulated debt issuance costs of $0 and $104,760 at January 31, 2019 and April 30, 2018, respectively.	$-	$7,895,240
Total long-term financing obligations	$-	$7,895,240
9

On November 30, 2015, the Company amended its existing credit agreement with Mutual of Omaha Bank to increase the lending commitment to $23 million.  The Company used a portion of the proceeds from the sale of Club Fortune to pay off the outstanding principal under the Company’s credit agreement with Mutual of Omaha Bank on December 31, 2018. The remaining loan issuance costs were written off and appear in Interest expense and amortization of loan issue costs in the condensed consolidated statements of operations.

Note 7.   Interest Rate Swap

We were required by the Credit Facility to have a secured interest rate swap for at least 50% of the Credit Facility commitment. On December 28, 2015, the Company entered into a swap transaction with Mutual of Omaha Bank (“MOOB”), which had a calculation period as of the tenth day of each month through the maturity date of the Credit Facility. Under the terms of the swap agreement, the Company paid a fixed rate of 1.77% and a received variable rate based on one-month LIBOR as of the first day of each floating-rate calculation period. The Company terminated its rate swap as part of the December 31, 2018 loan repayment.

The Company did not designate the interest rate swap as a cash flow hedge and the interest rate swap did not qualify for hedge accounting under ASC Topic 815. Changes in our interest rate swap fair value are recorded in our condensed consolidated statements of operations. Each quarter, the Company receives fair value statements from the counterparty, MOOB. The fair value of the interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of our evaluation and cancellation of our interest rate swap, as of January 31, 2019, we recorded a $69,892 and $60,872 decrease in our interest rate swap fair value for the three and nine months ended January 31, 2019. As of January 31, 2018 and April 30, 2018, our interest rate swap fair value is a $0 and $134,672 asset, which is included in other assets as of January 31, 2019 and April 30, 2018 on the condensed consolidated balance sheets.

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

During the quarter ended January 31, 2019, there were no stock grants or forfeitures. As of January 31, 2019, there were 38,000 unvested stock grants at a weighted average $2.27 value per share, as well as $71,883 of unamortized compensation cost related to stock grants, which is expected to be recognized over approximately 1.7 years.

A summary of stock option activity under our share-based payment plan for the three months ended January 31, 2019 is presented below:

	Options	Weighted Average Excersice Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 30, 2018	676,000	$1.10
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at January 31, 2019	676,000	$1.10	3.5	$923,800

Exercisable at January 31, 2019	676,000	$1.10	3.5	$923,800

Available for grant at January 31, 2019	507,611

Compensation cost for stock options granted is based on the fair value of each award, measured by applying the Black-Scholes model. As of January 31, 2019, there was no unamortized compensation cost related to stock options.

On November 29, 2018, in order to facilitate and avoid delays associated with obtaining the approvals of the Washington State Gambling Commission required in order to consummate the merger with Maverick Casinos, the Company issued and sold to Maverick Casinos 890,390 shares of its common stock representing 5.0% of the outstanding shares of common stock of the Company, in a private placement, for $2.42 per share, the closing market price for shares of the Company’s common stock on the last trading day prior to the issuance, for an aggregate purchase price of $2,154,744, paid in cash. The shares are held in escrow pending the merger. See Note 14 Merger Agreement.

Treasury Stock

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. During the three months ended January 31, 2019, the Company did not repurchase any shares. As of January 31, 2019, $1.7 million remains available under the share repurchase authorization.

Note 9.   Computation of Earnings Per Share

The following is presented as a reconciliation of the numerators and denominators of basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2019	2018	2019	2018
Numerator:
Net income from continuing operations	$42,881	$21,895	$473,394	$721,057
Net (loss) income from discontinued operations	$(163,594)	$171,432	$(106,862)	$235,248
Net (loss) income	$(120,713)	$193,327	$366,532	$956,305

Denominator:
Basic weighted average number of common shares outstanding	17,485,106	16,829,581	17,060,903	17,029,822
Dilutive effect of common stock options	368,727	378,560	354,095	364,870
Diluted weighted average number of common shares outstanding	17,853,833	17,208,141	17,414,998	17,394,692

Per share information:
Income from continuing operations per common share - basic and diluted	$0.00	$0.00	$0.03	$0.04
(Loss) income from discontinued operations per common share - basic and diluted	$(0.01)	$0.01	$(0.01)	$0.01
Net (loss) income per common share - basic	$(0.01)	$0.01	$0.02	$0.06
Net (loss) income per common share - diluted	$(0.01)	$0.01	$0.02	$0.05

Note 10.   Commitments and Contingencies

We are party to contracts in the ordinary course of business, including leases for real property and operating leases for equipment.

The expected remaining future annual minimum lease payments as of January 31, 2019, are as follows:

Period	Total
February 2019 - January 2020	$3,239,199
February 2020 - January 2021	3,270,147
February 2021 - January 2022	2,669,607
February 2022 - January 2023	1,083,481
Thereafter	891,765
$11,154,199

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

Note 11. Income Taxes

For the three months ended January 31, 2019 and 2018, our effective tax rates from continuing operations were 22% and 96%, respectively. For the nine months ended January 31, 2019 and 2018, our effective tax rates from continuing operations were 22% and 54%, respectively. The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the US federal corporate tax rate from 35% to 21%. Prior year effective tax rates were affected by the revaluing of deferred items at the new rate. The difference between the federal statutory rate of 21% and the current quarter to date’s effective tax rate is primarily due to nondeductible expenses.

At January 31, 2019, we have $0.6 million in net deferred tax assets, which is primarily a result of net operating losses. We believe that it is more-likely-than-not that the deferred tax assets will be realized prior to any expiration and therefore we have not applied a valuation allowance on our deferred tax assets.

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

Summarized financial information for our reportable segments from continuing operations is shown in the following table:

	For the Three Months Ended, January 31, 2019
	Washington	South Dakota	Corporate	Total

Net revenues	$14,564,377	$-	$-	$14,564,377
Casino and food and beverage expense	7,688,674	-	-	7,688,674
Marketing, administrative and corporate	4,395,723	-	1,631,115	6,026,838
Facility and other expenses	487,239	-	-	487,239
Depreciation and amortization	107,065	-	5,472	112,537
Operating income (loss)	1,885,675	-	(1,636,586)	249,089

	For the Three Months Ended, January 31, 2018
	Washington	South Dakota	Corporate	Total

Net revenues	$13,314,264	$1,168,465	$-	$14,482,729
Casino and food and beverage expense	7,239,816	1,131,160	-	8,370,976
Marketing, administrative and corporate	4,099,481	134,999	578,370	4,812,850
Facility and other expenses	458,938	22,796	-	481,734
Depreciation and amortization	119,007	72,980	6,535	198,522
Operating income (loss)	1,396,947	(193,703)	(584,905)	618,339

	For the Nine Months Ended, January 31, 2019
	Washington	South Dakota	Corporate	Total

Net revenues	$42,970,445	$828,554	$-	$43,798,999
Casino and food and beverage expense	22,540,802	938,160	-	23,478,962
Marketing, administrative and corporate	13,133,387	131,280	4,261,645	17,526,312
Facility and other expenses	1,469,896	16,723	-	1,486,619
Depreciation and amortization	339,437	-	17,756	357,193
Operating income (loss)	5,486,149	(199,917)	(4,301,963)	984,269

	For the Nine Months Ended, January 31, 2018
	Washington	South Dakota	Corporate	Total

Net revenues	$40,263,535	$5,241,304	$-	$45,504,839
Casino and food and beverage expense	21,942,455	4,654,465	-	26,596,920
Marketing, administrative and corporate	12,582,737	368,321	1,909,731	14,860,789
Facility and other expenses	1,345,352	67,914	-	1,413,266
Depreciation and amortization	465,886	275,345	19,880	761,111
Operating income (loss)	3,921,445	(124,854)	(1,929,611)	1,866,980

Segment assets at January 31, 2019 were: Washington $29,713,693; Corporate $13,216,305. Segment assets at January 31, 2018 were: Washington $27,352,824; South Dakota $1,549,392; Corporate $3,793,289.

Note 13.   Discontinued Operations

On June 27, 2018, the Company entered into a definitive agreement to sell its Club Fortune casino property in Henderson, Nevada, for $14.6 million, subject to certain adjustments, including a working capital adjustment. The property was sold on December 31, 2018.

As of July 27, 2018, Club Fortune met the requirements for presentation as assets held for sale and discontinued operation under generally accepted accounting principles. As a result of Club Fortune meeting the criteria to be classified as held for sale, the Company recorded a goodwill impairment of $115,128 and a loss on reclassification as held for sale of $84,872 in the first quarter of fiscal 2019 which primarily represented the estimated cost to sell Club Fortune. In the quarter ended January 31, 2019, the Company recorded a $472,866 loss on the sale of Club Fortune. The operations of Club Fortune have been classified as discontinued operations and as assets held for sale for all periods presented.

The results of discontinued operations are summarized as follows:

	Three months ended		Nine months ended
	January 31,	January 31,	January 31,	January 31,
	2019	2018	2019	2018
Gross revenues	$2,289,969	$3,862,505	$8,750,437	$11,827,509
Less promotional allowances	-	(552,248)	-	(1,713,786)
Net revenues	2,289,969	3,310,257	8,750,437	10,113,723

Casino and food and beverage expense	1,331,637	2,027,281	5,456,195	6,111,932
Marketing and administrative	644,731	839,229	2,305,831	2,561,965
Facility and other expenses	52,544	87,968	236,513	245,878
Depreciation and amortization	-	340,385	220,531	1,087,380
Goodwill impairment	-	-	115,128	-
Loss on reclassification as held for sale	-	-	84,872	-
Loss on sale of assets	472,866	-	472,735	-
Income tax benefit	(48,215)	(156,038)	(34,506)	(128,680)
(Loss) income from discontinued operations, net of taxes	$(163,594)	$171,432	$(106,862)	$235,248

The assets and liabilities held for sale related to Club Fortune were as follows:

	January 31,	April 30,
	2019	2018
Assets:
Accounts receivable, net	$-	$140,370
Prepaid expenses and other assets	-	377,811
Inventory	-	88,998
Goodwill	-	2,831,434
Intangible assets, net	-	1,208,294
Property and equipment, net	-	9,558,045
Total assets held for sale	$-	$14,204,952

Liabilities:
Accounts payable and accrued liabilities	$-	$345,231
Accrued payroll and related	-	238,688
Accrued player’s club points and progressive jackpots	-	318,801
Total liabilities held for sale	$-	$902,720

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

Note 14.   Merger Agreement

On September 18, 2018, the Company announced the signing of a merger agreement with Maverick Casinos, LLC (“Maverick”). Under the terms of the merger agreement, Maverick will acquire all of the outstanding shares of the Company’s common stock for $2.50 per share in cash, with merger consideration automatically increasing $0.01 per share for each full month beyond February 1, 2019. The transaction will result in the Company becoming a private company.

The transaction was approved by a majority of the shareholders of Nevada Gold at our special shareholders’ meeting on February 22, 2019 but is still subject to the approval of applicable gaming authorities. The transaction is not subject to a financing condition. The companies are contemplating extending the merger closing deadline past the initial April 15, 2019 deadline, if necessary, for an additional 90 days. The companies expect the transaction to close in the second calendar quarter of 2019.

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

Executive Overview

We were formed in 1977 and, since 1994, have primarily been a gaming company involved in financing, developing, owning and operating gaming properties. Our gaming facility operations are located in the United States of America (“U.S.”), specifically in Washington state and previously in Nevada. Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations and construction at existing facilities. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Items Impacting Income from Continuing Operations

Discontinued Operations - As of July 27, 2018, Club Fortune met the requirements for presentation as assets held for sale and discontinued operation under generally accepted accounting principles. Accordingly, the operations of Club Fortune have been classified as discontinued operations and as assets held for sale for all periods presented. The Club Fortune sale closed on December 31, 2018.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2019 AND JANUARY 31, 2018

Net revenues. Net revenues were $14.6 million for the three months ended January 31, 2019, and $14.5 million for the same period ended January 31, 2018. The $0.1 million increase is primarily due to a $1.3 million increase in casino revenue at our Washington properties as a result of a higher hold percentage and increased poker revenues, partially offset by a $1.2 million decrease in casino revenue at our South Dakota operations because it was sold June 30, 2018.

Total operating expenses. Total operating expenses were $14.3 million for the three months ended January 31, 2019, compared to $13.9 million for the same period ended January 31, 2018. Excluding South Dakota and comparing before the impact of the revenue recognition changes (see Note 2), total operating expenses increased by $1.8 million for this quarter compared to prior year’s quarter ended January 31. Casino expenses increased $0.3 million due to the increased minimum wage and gaming taxes associated with increased revenue at our Washington properties. Food and beverage expenses in Washington increased by $0.1 million primarily due to the minimum wage increase. Marketing and administrative expenses increased $0.3 million due to increased marketing and promotions at our Washington properties. Corporate expenses increased $1.1 million primarily due to sale related professional fees. Excluding South Dakota, depreciation and amortization, facility and other remained steady when compared to the same period last year.

Non-operating income (expense). Total non-operating expense increased $0.2 million for the three months ended January 31, 2019, compared to the same period ended January 31, 2018, primarily due to the losses associated with the early retirement of debt.

Income taxes. For the three months ended January 31, 2019 and 2018, our effective tax rates were 22% and 96%, respectively. The difference between the current and prior year’s quarterly federal effective tax rate is because last year’s statutory rate was 34% until the Tax Cuts and Jobs Act was enacted December 22, 2017. Prior year effective tax rates were affected by the revaluing of deferred items at the new rate.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2019 AND JANUARY 31, 2018

Net revenues. Net revenues were $43.8 million for the nine months ended January 31, 2019, and $45.5 million for the same period ended January 31, 2018. The $1.7 million decrease is primarily due to a $4.4 million decrease in casino revenue at our South Dakota operations because it was sold June 30, 2018, partially offset by a $2.5 million combined increase from table games hold percentage and poker revenues and a $0.2 million increase in food and beverage revenue at our Washington properties.

Total operating expenses. Total operating expenses were $42.8 million for the nine months ended January 31, 2019, compared to $43.6 million in the same period ended January 31, 2018. Excluding South Dakota and comparing before the impact of the revenue recognition changes (see Note 2), total operating expenses increased by $3.5 million when compared to the same period last year. Casino expenses increased $0.2 million primarily due to the increased taxes associated with increased revenue at our Washington properties. Food and beverage expenses increased $0.5 million due to minimum wage and an increase in cost of goods sold associated with Washington’s $0.2 million increase in food and beverage revenue. Marketing and administrative expenses increased $0.6 million due to increased marketing and promotions at our Washington properties. Corporate expense increased $2.4 million primarily due to sale related professional fees. Excluding South Dakota, depreciation and amortization decreased by $0.1 million as certain Washington customer relationship intangibles are now fully amortized. Facility and other expenses remained relatively steady when compared to the same period last year.

Non-operating income (expense). Total non-operating expense increased $0.1 million for the nine months ended January 31, 2019, compared to the same period ended October 31, 2018, primarily due to the losses associated with the early retirement of debt.

Income taxes. For the nine months ended January 31, 2019 and 2018, our effective tax rates were 22% and 54%, respectively. The difference between the current and prior year’s effective tax rate is because last year’s statutory rate was 34% until the Tax Cuts and Jobs Act was enacted December 22, 2017. Prior year effective tax rates were affected by the revaluing of deferred items at the new rate.

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

The following tables show adjusted EBITDA from continuing operations by operating unit:

	Adjusted EBITDA

For the three months ended:	Washington	South Dakota	Corporate	Total

January 31, 2019	$1,985,307	$-	$(676,316)	$1,308,990
January 31, 2018	$1,528,114	$(120,490)	$(569,857)	$837,767

	Adjusted EBITDA

For the nine months ended:	Washington	South Dakota	Corporate	Total

January 31, 2019	$5,793,417	$(257,609)	$(2,092,004)	$3,443,804
January 31, 2018	$4,407,456	$150,604	$(1,838,381)	$2,719,679

Net income reconciliation to Adjusted EBITDA from continuing operations:

	For the three months ended
	January 31, 2019	January 31, 2018

Net income from continuing operations	$42,881	$21,895
Adjustments:
Net interest expense and change in swap fair value	193,789	42,545
Income tax expense	12,419	553,899
Depreciation and amortization	112,537	198,522
Sale related expenses	946,286	-
Loss on sale of assets	-	308
Stock compensation	10,781	12,570
Amortization of deferred rent	(9,703)	8,028
Adjusted EBITDA from continuing operations	$1,308,990	$837,767

	For the nine months ended
	January 31, 2019	January 31, 2018

Net income from continuing operations	$473,394	$721,057
Adjustments:
Net interest expense and change in swap fair value	376,337	298,747
Income tax expense	134,538	847,176
Depreciation and amortization	357,193	761,111
Sale related expenses	2,144,103	-
(Gain) loss on sale of assets	(34,356)	5,773
Stock compensation	35,553	79,739
Amortization of deferred rent	(42,958)	6,076
Adjusted EBITDA from continuing operations	$3,443,804	$2,719,679

Adjusted EBITDA from discontinued operations was $262,517 and $357,969 for the three months ended January 31, 2019 and 2018, respectively, and $757,738 and $1,203,646 for the nine months ended January 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Historical Cash Flows

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for continuing operations for the nine months ended January 31, 2019 and 2018:

	Nine Months Ended
	January 31,	January 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$1,277,419	$1,828,776
Investing activities	$12,910,404	$1,026,272
Financing activities	$(5,771,456)	$(4,685,941)

Operating activities. Net cash provided by operating activities during the nine months ended January 31, 2019, decreased by $0.6 million over the comparable period in the prior fiscal year. The decrease primarily resulted from sale related expenses included in corporate expenses in the Condensed Consolidated Statement of Operations, partially offset by increased operating cash flow from our Washington properties.

Investing activities. Net cash provided from investing activities during the nine months ended January 31, 2019, increased by $11.9 million compared to the prior fiscal year primarily due to the $13.1 million of proceeds from the sale of Club Fortune, partially offset by a decrease in the distributions from Club Fortune during the period.

Financing activities. Net cash used in financing activities during the nine months ended January 31, 2019, increased $1.1 million compared to the prior fiscal year. The increase mainly resulted from the $8.0 million repayment of the credit facility during the period, partially offset by $2.2 million of stock issuance proceeds, and prior year’s $1.7 million purchase of treasury stock and $3.0 million net repayment of credit facilities.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by cash flow from operations and working capital requirements.

In July 2016, our board of directors approved a $2.0 million stock repurchase program to purchase our common stock in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements, loan covenants and other factors. The repurchase plan does not obligate the Company to acquire any specified number or value of common stock. On July 12, 2017, the board of directors authorized an additional $2.0 million for future stock purchases, either in the open market or in private transactions. During the nine months ended January 31, 2019, the Company did not repurchase any shares. As of January 31, 2019, $1.7 million remains available under the share repurchase authorization.

The Company used a portion of the proceeds from the sale of Club Fortune to pay off the outstanding principal under the Company’s credit agreement with Mutual of Omaha Bank on December 31, 2018.

On January 31, 2019, excluding restricted cash of $3,218,463, we had cash and cash equivalents of $17,087,917. The restricted cash consists of funds for player supported jackpots for our Washington operations and cash held in escrow as required by the agreement to sell Club Fortune casino.

Washington state increased the state minimum wage from $11.50 in the prior year to $12.00 per hour effective January 1, 2019. The minimum wage is scheduled to increase to $13.50 in 2020 and would thereafter be indexed to inflation. We estimate the January increase could impact our Washington payroll expense by $0.5 million annually before offsetting changes planned to mitigate the impact of the minimum wage increase.

Our condensed consolidated financial statements have been prepared assuming that we will have adequate availability of cash resources to satisfy our liabilities in the normal course of business. We have made arrangements to ensure that we have sufficient working capital to fund our obligations as they come due. We believe that funds from operations will provide sufficient working capital for us to meet our obligations as they come due; however, there can be no assurance that we will be successful. Should cash resources not be sufficient to meet our current obligations as they come due and acquire operations that generate positive cash flow, we would be required to curtail our activities and maintain, or grow, at a pace that cash resources could support.

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

In accordance with Rules 13a-15 and 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our President and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As a result of our evaluation, we concluded that our disclosure controls and procedures were effective as of January 31, 2019.

Changes in internal controls over financial reporting. There have not been any changes in our control over financial reporting during the three months ended January 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

Six putative class action complaints have been filed in connection with the proposed Merger: (i) on December 4, 2018, Cindy Fuller filed a lawsuit captioned Cindy Fuller, individually and on behalf of all others similarly situated, against the Company and members of the Board of Directors in the United States District Court for the Southern District of New York; (ii) on December 6, 2018, William Kikendall filed a lawsuit captioned William Kikendall, on behalf of himself and all others similarly situated, v. Nevada Gold & Casinos, Inc., et al., Case No. 2:18-cv-2323 No., against the Company and members of the Board of Directors in the United States District Court for the District of Nevada; (iii) on December 7, 2018, George Assad filed a lawsuit captioned George Assad, on behalf of himself and all others similarly situated, v. Nevada Gold & Casinos, Inc., et al., Case No. A-18-785749-C, against the Company and members of the Board of Directors in the District Court of the State of Nevada in Clark County, Nevada (the “Assad State Action”); (iv) on December 13, 2018, Joseph Conlon filed a lawsuit captioned Joseph Conlon v. Nevada Gold & Casinos, Inc., et al., Case No. A-18-785991-C, against the Company and members of the Board of Directors in the District Court of the State of Nevada in Clark County, Nevada; (v) on January 3, 2019, Peter D’Arcy filed a lawsuit captioned Peter D’Arcy, on behalf of himself and all others similarly situated, v. Nevada Gold & Casinos, Inc., et al., Case No. 2:19-cv-00025-GMN-CWH, against the Company and members of the Board of Directors in the United States District Court for the District of Nevada – Las Vegas Division; and (vi) on January 3, 2019, George Assad filed a lawsuit captioned George Assad, individually and on behalf of all others similarly situated, v. Nevada Gold & Casinos, Inc., et al., Case No. A 2:19-cv-00026-JCM-CWH, against the Company and members of the Board of Directors in the United States District Court for the District of Nevada.

In general, the complaints assert claims against the Company and the Board of Directors alleging, among other things, that the defendants failed to make adequate disclosures in the preliminary proxy statement filed by the Company with the SEC on December 3, 2018, in connection with the proposed Merger, either in violation of the Exchange Act or in violation of fiduciary duties owed by the Company’s directors and/or the Company to the Company’s stockholders. The Assad State Action also alleges that the members of the Board of Directors breached their fiduciary duties to the plaintiff and the other public stockholders of the Company in approving the Merger Agreement and that the Company aided and abetted such breaches of the fiduciary duties of the members of the Board of Directors. All six actions seek, among other relief, to enjoin the Merger (or, in the alternative, an award of rescissory damages in the event that the Merger is completed), and an award for the costs of the actions, including attorneys’ and expert fees.

On February 14, 2019 the Company entered into a settlement agreement with all of the plaintiffs in full satisfaction of the claims upon payment of $ 250,000.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC on July 26, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See the Index to Exhibits following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	First Amendment to Asset Purchase Agreement between Colorado Grande Enterprises, Inc., as seller, and G Investments, LLC, as purchaser (filed previously as Exhibits 10.1 to the Company’s Form 8-K filed May 29, 2012).

10.2	Credit Agreement dated December 10, 2013 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibits 10.9 to the Company’s Form 10-Q filed December 23, 2013).

10.3	Amended and Restated Credit Agreement dated November 30, 2015 by and among Mutual of Omaha Bank, as the Lender, Nevada Gold & Casinos, Inc., as parent, and Restricted Subsidiaries, as borrower (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2015).

10.4	Asset Purchase Agreement between Gaming Ventures of Las Vegas, Inc., as seller, and Nevada Gold & Casinos LV, LLC, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 22, 2015).

10.5	First Amendment to Option Agreement dated April 22, 2016 between the Company and Clear Creek Development Company (filed previously as Exhibit 10.2 to the Company’s Form 8-K filed April 25, 2016).

10.6	Asset Purchase Agreement dated May 23, 2018, between A.G. Trucano, Son and Grandsons, Inc., as seller, and Michael J. Trucano, as buyer (filed previously as Exhibit 10.1 to the Company’s Form 8-K filed May 23, 2018).

10.7	Asset Purchase Agreement dated June 26, 2018, between Nevada Gold & Casinos LV, LLC, as seller, and Truckee Gaming, LLC, as buyer (filed previously as Exhibit 10.13 to the Company’s Form 10-K filed July 26, 2018).

10.8	Agreement and Plan of Merger dated September 18, 2018, with Maverick Casinos LLC and Maverick Casinos Merger Sub, Inc. and Nevada Gold & Casinos, Inc. (filed previously as Exhibit 2.1 to the Company’s Form 8-K filed September 18, 2018).

10.9	Amendment No. 1 to Agreement and Plan of Merger by and among Maverick Casinos, LLC and Nevada Gold & Casinos, Inc. (filed previously as Exhibits 2.1 to the Company’s form 8-K filed November 30, 2018).

31.1(*)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(*)	Certification Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(*)	XBRL Instance Document

101.SCH(*)	XBRL Taxonomy Schema

101.CAL(*)	XBRL Taxonomy Calculation Linkbase

101.DEF(*)	XBRL Taxonomy Definition Linkbase

101.LAB(*)	XBRL Taxonomy Label Linkbase

101.PRE(*)	XBRL Taxonomy Presentation Linkbase

_________________

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 18, 2019

Nevada Gold & Casinos, Inc.

By:	/s/ James D. Meier
James D. Meier
Chief Financial Officer (Principal Financial Officer)

